Form 10-K
period 1993-12-31
PENTAIR INC
filed 1994-03-30
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D. C.  20549

FORM 10-K

(Mark One)
X        ANNUAL REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934
         For the fiscal year ended December 31, 1993
                                      OR
         TRANSITION REPORT PURSUANT TO SECTION 13
         OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ___ to___

Commission File No. 0-4689

PENTAIR, INC.

(Exact name of Registrant as specified in its charter)

Minnesota                                  41-0907434
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

1500 County Road B2 West, Suite 400
Saint Paul, Minnesota 55113-3105

(Address of principal executive offices)         (Zip Code)

(612) 636-7920
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
      None

Securities registered pursuant to Section 12(g) of the Act:

1) Common Stock, Par Value $.16 2/3 per share
2) Rights
   (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.          X

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 25, 1994 was $611 million. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on February 25, 1994 was 18,172,891.

DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Annual Report to Shareholders for the year ended December 31, 1993 and Proxy Statement for the 1994 Annual Meeting of Shareholders are incorporated by reference as the Item of this Form 10-K indicated.

PART OF FORM 10-K                               PORTION OF ANNUAL REPORT

Part I, Item 1.                                       Page 37:  Business
Business - Financial                                Segment Information,
information about segments                            Page 29:  Research
and about foreign operations                             and Development.
and research and development.


Part II, Item 5.  Market for                           Page 41:  Pentair
Registrant's Common Equity                             Stock Data, Price
and Related Stockholder                              Range and Dividends
Matters.                                                of Common Stock.

Part II, Item 6.  Selected                            Page 18:  Selected
Financial Data.                                          Financial Data.

Part II, Item 7.  Management's                             Pages 18-23:
Discussion and Analysis of                                 Management's
Financial Condition and                                   Discussion and
Results of Operations.                                         Analysis.


Part II, Item 8.  Financial                                 Pages 24-37:
Statements and                                   Consolidated Statement
Supplementary Data.                                   of Income, Balance
                                                  Sheet and Statement of
                                                     Cash Flows, related
                                                    Notes, and Report of
                                                   Independent Auditors;
                                               Quarterly Financial Data.


                                              PORTION OF PROXY STATEMENT

Part III, Item 10.  Directors                       Pages 2-5:  Security
and Executive Officers of                                   Ownership of
the Registrant.                                           Management and
                                                   Beneficial Ownership:
                                                   Pages 5-7:  Directors
                                                  Standing for Election.

Part III, Item 11.  Executive                    Pages 10-18:  Executive
Compensation.                                              Compensation.

Part III, Item 12.  Security                        Pages 2-5:  Security
Ownership of Certain                                        Ownership of
Beneficial Owners and                                     Management and
and Management.                                               Beneficial
                                                              Ownership.

PART I

Item 1.  Business

(a)  General Development of the Business.

The Registrant was incorporated in 1966 under the laws of Minnesota. In the past year, the Registrant has not changed its form of organization or mode of conducting business. The Registrant intends to continue to grow through internal development and diversify through the acquisition of established companies or manufacturing operations and investments in owned subsidiaries and new joint ventures. As in the past, periodic dispositions of assets or business units are possible when they no longer fit with the long-term strategies of the Registrant.

The Registrant completed on February 28, 1994 the acquisition of the net assets and the subsidiaries of Schroff GmbH (Schroff) from Fried. Krupp AG Hoesch-Krupp for a cash purchase price of approximately $153 million. Schroff manufactures and sells enclosures, cases, subracks and accessories for commercial electronic and instrumentation applications, with world-wide 1993 sales of approximately $160 million. While Schroff faces significant competition in each of its markets, it is the largest manufacturer of electronic enclosures and 19 inch subracks in the European market, in which the majority of Schroff sales are made. The Registrant views Schroff as strongly complementary to the electrical enclosure business of Hoffman Engineering and intends to develop these businesses using their respective strengths in technology, manufacturing, marketing and market position.


(b)  Financial Information about Industry Segments.

The Registrant's business is conducted in three industry segments. The Specialty Products segment manufactures woodworking machinery; portable power tools; and pumps and pumping systems. The General Industrial Equipment segment manufactures electrical and electronic enclosures and wireways; industrial lubricating systems and material dispensing equipment; automotive service equipment; and sporting ammunition. The Paper Products segment manufactures printing papers in a variety of types and grades. Business segment financial information is found on page 37 (Note 17) of the 1993 Annual Report to Shareholders.


(c)  Narrative Description of Business.


Description of the Specialty Products Segment:


Products and marketing.

The following table sets forth, for each of the last three years, the Specialty Products segment net sales by product class as percentages of the Registrant's consolidated net sales.

                                               1993     1992    1991
Woodworking Machinery                           15%      15%     15%
Portable Electric Tools                           9        9       8
Pumps and Pumping Systems                         7        7       7
    Total Segment                               31%      31%     30%

Woodworking Machinery. The Registrant, through its subsidiary Delta International Machinery Corp. (Delta), manufactures, markets, and services a line of general-purpose woodworking machinery, such as saws, planers, joiners, grinders, drill presses, shapers, lathes, and other quality machines. Delta sells its products in the United States, Canada, and other foreign countries under its "Delta" brand name through a network of independent stocking distributors, independent retailers, mass merchandisers and home centers.

Portable Electric Tools. The Registrant, through its subsidiary Porter-Cable Corporation (Porter-Cable), manufactures and markets a variety of portable electric tools, such as saws, sanders, drills and routers, used in woodworking, industrial maintenance, and construction trades. Porter-Cable markets its products under the brand name "Porter-Cable" through independent distributors, mass merchandisers and home centers.

Pumps and Pumping Systems.  The Registrant, through its
F.E. Myers Co. Division of McNeil (Ohio) Corporation (Myers), manufactures and markets a wide variety of pumps for residential, environmental engineering, and industrial use. Products are marketed by field sales representatives employed by Myers and are distributed through a network of distributors, wholesalers, dealers, and installers. In addition, Myers distributes products to the do-it-yourself market for retail sale through homecenter retailers and hardware stores under the names "Water Ace" and "Shur Dri".


Competitive conditions.

Delta participates in the middle range of the overall market for general purpose woodworking machinery. The addressed market is focused on high quality and feature oriented products for the Home Shop, Contractor, and Small Shop markets. In general, Delta produces a full line of woodworking machinery for its addressed market. Delta's numerous competitors do not offer a similar full product line over the range of Delta's addressed market. Competitors do have individual products which compete with certain of Delta's products. Competition in this market focuses on quality, features and service and at the lower end of Delta's product offering, price.

Porter-Cable competes in the professional portable electric tool market which is highly competitive. Porter-Cable faces six major competitors across its addressed market. Product innovation, features, quality, performance, delivery and service are the most significant competitive factors. Porter-Cable is beginning to address the higher end of the do-it-yourself market where price is a factor.

Myers' market is pumps and pumping systems. Myers faces several major competitors across its product lines. Price, delivery, and quality are significant competitive factors.
Myers is beginning to address the higher end of the do-it-yourself market.



Description of the General Industrial Equipment Segment:

Products and marketing.

The following table sets forth, for each of the last three years, the General Industrial Equipment segment net sales by product class as percentages of consolidated net sales.

                                               1993     1992    1991
Electrical Enclosures
 and Wireways                                   18%      17%     18%
Sporting Ammunition                              10       10      10
Industrial Lubricating Systems
   and Material Dispensing
   Equipment                                      6        7       7
Automotive Service Equipment                      6        5       4
    Total Segment                               40%      39%     39%

Electrical Enclosures and Wireways.  Through the Hoffman
Engineering Company division of Federal-Hoffman, Inc.
(Hoffman Engineering), the Registrant manufactures enclosures and wireways for electrical and industrial instrumentation applications and markets these products primarily through independent manufacturer's representatives and electrical and electronic equipment distributors throughout
North America and the United Kingdom.

Sporting Ammunition.  Through the Federal Cartridge
Company division of Federal-Hoffman, Inc. (Federal Cartridge), the Registrant manufactures and markets sporting and law enforcement ammunition, and components. These products are distributed throughout the United States through a network of distributors and buying organizations for retail sale; directly to large retail chains; and directly to law enforcement agencies (governmental).

Industrial Lubricating Systems and Material Dispensing Equipment. The Registrant, through its Lincoln Industrial division of McNeil (Ohio) Corporation (Lincoln Industrial), manufactures components and designs systems for manual and automatic delivery of measured quantities of lubricants for industrial applications. Lincoln Industrial also manufactures components and designs, fabricates, and installs high-volume liquid and semi-solid dispensing systems. Both segments serve original equipment and retrofit markets. Lubricating and materials dispensing systems are marketed in the United
States by approximately 100 specially qualified systems distributors with design, installation, and service capability. Basic lubricating equipment and accessories are marketed through industrial supply and specialty distributors. A special direct sales group markets a wide variety of Lincoln Industrial products to original equipment manufacturers in a variety of industries. Lincoln Industrial also manufactures lubricating components and systems at its facility in Walldorf, Germany for distribution to European, Middle East, Far East and African markets, and to a lesser extent to the United States. The remainder of the world market, including the Pacific Rim, is served from Lincoln Industrial's St. Louis, Missouri manufacturing facility.

Automotive Service Equipment. The Registrant, through its Lincoln Automotive division of McNeil (Ohio) Corporation (Lincoln Automotive), manufactures and markets lubrication, repair, and service equipment for a broad range of vehicles. Most products are sold through a key group of approximately 600 aftermarket wholesalers. Certain lubricating equipment, tools, and jacks and lifting equipment are sold under private label programs. Garage, service station, car dealership service department, and fast oil change lubricating systems are marketed through petroleum equipment and service distributors with design and installation capability.

Competitive conditions.

Hoffman Engineering is the largest North American manufacturer of electrical enclosures and wireways, having a market share estimated to be about 25%. It is currently the only manufacturer with national distribution and its competitors are generally smaller, regional manufacturers. Hoffman Engineering also participates in the North American electronic enclosures market, facing competition from a large number of firms, with three or four established firms leading the market. In both markets, the most significant competitive factors are product innovation, service, quality, breadth of product line, and delivery. Price is the most significant factor for certain commodity products.

Federal Cartridge and its two primary competitors, Winchester and Remington, have a combined market share of approximately 90% in the U.S. sporting ammunition market, with the balance coming from smaller domestic competitors and foreign ammunition manufacturers. Price, terms, delivery, and quality are significant competitive factors.

Lincoln Industrial and Lincoln Automotive face three to five major competitors and several smaller competitors across their product lines. Competition involving industrial lubricating systems and material dispensing equipment tends to center around quality, systems capability, and application knowledge. Price becomes a more significant competitive factor for vehicle servicing equipment.


Description of the Paper Products Segment:

Products and marketing.

The following table sets forth, for each of the last three years, the Registrant's net sales ($ millions), percent of consolidated net sales and tons shipped (thousands) for each paper product class.

                                     Years Ended December 31
                                  1993                 1992                 1991
                             $      %   Tons       $     %    Tons     $      %   Tons
Coated                     147.8    11   227     143.7   11    237   150.0    13   220

Uncoated                   233.8    18   227     231.0   19    223   216.2    18   206

Consolidated               381.6    29   454     374.7   30    460   366.2    31   426

Super-
  calendered FN1            71.5         116      75.1         111    83.8         116

     Total                 453.1         570     449.8         571   450.0         542

[FN]
<F1>
FN1 Lake Superior Paper Industries is a joint venture mill in Duluth, Minnesota; only 50% of the joint venture's sales and tonnage are included. Since this joint venture is accounted for on the equity method, its sales are not included in consolidated sales.

Coated Paper. The Registrant, through its subsidiary Niagara of Wisconsin Paper Corporation (Niagara), manufactures coated groundwood publication-grade paper (nos. 4 and 5) used for applications requiring high-resolution printing and reproduction of color pictures, such as magazines, periodicals, catalogs, and general commercial printing. These papers are coated and finished to either a gloss or suede surface. Direct sales to printers and end users represent approximately 20% of shipments; remaining sales, which generally are in smaller quantities, are made through paper merchants.

Uncoated Papers.  Cross Pointe Paper Corporation (Cross
Pointe), a subsidiary of the Registrant, through its subsidiaries, Miami Paper Corporation and Flambeau Paper Corp., manufactures a variety of uncoated papers and operates a centralized converting and distribution operation (IDC) in West Chicago, Illinois. Of Cross Pointe's total paper production,
60% is commercial printing, 24% is text and cover, 12% is book, and the remainder is premium writing, specialty and other paper. Most of the volume is sold through merchants. Currently, about 45% of total shipments are made from the IDC. Cross Pointe has adopted long-term strategies of increased shipments of stocked, value-added grades, enhanced product developments and continued increases in quality. As a part of this program, Cross Pointe has become one of the leaders in recycled grades.

Supercalendered (SCA) Printing and Publication Grade
Papers. The Registrant has a 50% interest in a joint venture, Lake Superior Paper Industries (Lake Superior), which produces supercalendered paper known as SCA. End use markets include magazine publication, catalogues and advertising inserts. SCA is sold directly to printers and end users through Lake Superior's own sales and marketing personnel.

Competitive conditions.

The Paper Products segment output of Niagara and Cross Pointe is sold in highly competitive markets with between 10 to 15 competitors in each. Many of these competitors are substantially larger corporations having greater financial resources, production capacity and, in many cases, captive sources of "kraft" pulp and merchant distribution. Lake Superior is the largest North American producer of SCA, but is subject to substantial competition from European manufacturers, and makers of other grades of printing and publication paper. Quality, innovation and service are significant competitive factors in the markets served by the Paper Products segment. The Registrant has emphasized service, quality, product innovation, and environmental products to meet customer needs, and has developed long-term relationships with many suppliers and customers.

Raw materials.

The raw materials used in the manufacture of paper are bleached kraft pulps, pulp substitutes, pulpwood, groundwood pulp, waste paper, certain chemicals, clays, starches, and additives. The Registrant does not own its own timberlands or manufacture its own kraft pulp.

Kraft pulp, which comprises about 35% of the Registrant's fiber needs (including the Registrant's share of Lake Superior), is supplied by several pulp manufacturers, principally under long-term contracts. The balance of fiber needs, comprised primarily of groundwood pulp, sulphite pulp and secondary fiber (pulp recovered by recycling waste paper), is produced at the various mills. The Registrant has recently installed or expanded its recycled fiber capacity at its Cross Pointe mills and has invested in a joint venture recycled pulp facility in Duluth, Minnesota.

The Registrant also purchases chemicals, clays, logs for pulp, waste paper, and other paper-making components from various sources. Adequate supplies of these materials are expected to be available to meet the Registrant's needs.

Backlog.

The following table shows backlog (in days) and approximate sales value (at average selling price) at December 31:

                            1993              1992              1991
                         Days    ($000)    Days    ($000)    Days    ($000)
Coated Paper                8   $ 3,175      17   $ 6,808       7   $ 2,629

Uncoated Paper            8.5     5,442       5     3,210       5     3,175

SCA Paper                  32    12,494      35    15,066      33    15,260

A substantial portion of paper sales are produced to meet specific customer orders. Although the level of backlogs provides some indication of the strength of the paper markets, other factors such as the trend of retail sales and customer and printer inventory levels must be considered. The current backlog, especially coated and uncoated, is less than desired. All backlogs are expected to be filled within the current year.


Information Regarding All Segments:

Working capital items.

The Specialty Products and General Industrial Equipment businesses offer extended payment terms to a significant number of customers, requiring these subsidiaries to carry a significant amount of receivables. The Registrant has not incurred significant losses in carrying these receivables. Federal Cartridge's working capital builds from January through September as inventories are increased to meet third quarter shipping schedules and receivables increase due to fall dating for early order programs used in the sporting ammunition business. Management continues to focus on reducing working capital requirements through management of receivable and inventory levels.

Status of new products.

The industries in which the segments participate are essentially mature and do not experience the introduction of many products that materially change the nature of the industry. Individual manufacturers generally make improvements or apply new technologies to existing products.

Raw materials.

The raw materials used in the manufacturing process include grey iron (castings), copper, aluminum (diecast), steel (bar and sheet), and plastic. Federal Cartridge uses gunpowder, primers, brass, lead and steel in its production of ammunition. Selected castings, subassemblies, and components are also purchased. The supply of all raw materials and components is currently adequate.

Less than 5% of portable electric tool sales are produced by outside sources in Western Europe and imported under the Porter-Cable name. The supply of these tools is currently adequate. Delta imports select tools in its product offering. Design and engineering of these products is performed by Delta. The manufacturing process is controlled and monitored for most of these products in factories dedicated to Delta production. Supply of these products is currently adequate and timely.

Patents, trademarks, licenses, franchises and concessions.

The businesses own a number of U.S. and foreign patents and trademarks. They were acquired over many years and relate to many products and improvements which are of importance to the business. No one patent or trademark is of material importance to the company as a whole.

Brand names are a significant factor in market perception.
The Registrant has undertaken a corporate strategy to strengthen and capitalize on brand awareness.


Seasonal aspects.

For the Registrant as a whole there is no strongly seasonal aspect; however, sales of Federal Cartridge sporting ammunition are generally higher in the third quarter due to hunting season reorder demand.

Backlog.

The Specialty Products and General Industrial Equipment segments normally do not experience backlogs for substantial periods of time. The nature of the businesses emphasizes maintaining inventories sufficient to satisfy customer needs on a timely basis, and production and sourcing is geared towards providing adequate inventories in order to minimize customer back orders. Accordingly, backlogs are not material to understanding the sales trends or manufacturing fluctuations of the segment.

Dependence on limited number of customers.

None of the Registrant's segments is dependent on a single customer or on a few customers. The loss of a limited number of customers would not have a material adverse impact on any of the segments. Since a portion of Specialty Products sales are through large retail chains, a significant short-term impact would be experienced if sales to these customers were affected.

Government contracts.

The Registrant has no material portion of sales under government contracts that may be subject to renegotiation of profits or termination of contracts at the election of the government.

Environmental matters.

The Registrant is subject to federal and state pollution control and hazardous waste laws and regulations in all jurisdictions in which it has operating facilities. The Registrant believes that its ongoing operations are in substantial compliance with existing environmental regulations other than for infrequent permit exceedances for air and water emissions at some of its facilities. In addition to making ongoing capital expenditures for maintenance, upgrading and closure of on-site waste treatment facilities, the Registrant intends to continue its program for implementation of manufacturing process and configuration changes to achieve both manufacturing efficiencies and an overall reduction in environmental impact of its operations.

The Registrant's environmental control programs focus upon air treatment facilities: including removal of particulates generated by boilers used in the Registrant's paper businesses and of volatile organic compounds used in the industrial manufacturing businesses; waste water treatment, primarily in the paper businesses; and landfills for solid waste disposal, including sludge lagoons operated by some of the paper businesses. The Registrant arranges for disposal of solid and hazardous waste through licensed transporters at each of the Registrant's facilities.

The Registrant's Niagara operation was notified by the Michigan Department of Natural Resources (MDNR) by letter dated March 7, 1994 that its sludge lagoons have been operated in violation of various regulations and have caused degradation of groundwater in the area. Niagara believes that implementation of its currently pending closure plan, submitted in 1990, should satisfy many of the concerns raised by MDNR, although it is likely that Niagara will have to accelerate the closing. No material adverse impact on Niagara's business is anticipated but costs to close the lagoons in accordance with the 1990 proposed plan would exceed $6 million.

The operating costs for maintaining compliance with environmental regulations does not exceed 5% of operating costs generally. The Registrant has adopted capital expenditure programs for upgrading, maintaining and other costs related to its waste treatment facilities. Such capital expenditures were $7.6 million, $4.1 million, and $2.1 million for the years ending December 31, 1993, 1992, and 1991, respectively. Projected future expenditures are $1.7 million and $3.2 million for fiscal years 1994 and 1995 respectively.

Over the past three years, the Registrant's paper businesses have invested a total of $18.2 million in constructing, upgrading and expanding their recycled fiber facilities. This program has reduced land disposal of office wastepaper while giving the Paper Products segment businesses a strong presence in rapidly growing recycled paper markets.

Employees.

As of December 31, 1993, the Registrant and its subsidiaries employed approximately 8,300 persons, of which 2,470 were represented by unions having collective bargaining agreements.

Labor contracts negotiated in 1993 were: International Molders and Allied Workers - Ashland, Ohio (extended to April 1, 1994), 49 employees; Patternmakers-Ashland, Ohio
(extended to September 2, 1995), 7 employees; United Paperworkers - Niagara, Wisconsin (extended to January 31,
1995), 470 employees; and International Union of Electrical Workers - Jonesboro, Arkansas (extended to April 4, 1996), 175 employees.

Contracts expiring in 1994: Clerical Workers - Niagara, Wisconsin (expires May 14, 1994), 25 employees; International Molders and Allied Workers - Ashland, Ohio (expires April 1,
1994), 49 employees; and Molders and Allied Workers -
Guelph, Ontario, Canada (expires July 1, 1994) 7 employees.


The Registrant considers its employee relations to be good and feels future contracts can be negotiated for the benefit of the business and the employees.

(d)  Financial Information about Foreign Operations.

The Registrant operates primarily in the United States and North America. Operations outside of the United States in
1993 represented less than 10% of consolidated net sales, operating income, and identifiable assets. As a result of the acquisition of the Schroff Group, the Registrant believes that beginning in 1994, operations outside of the U.S. will represent approximately 15% of consolidated net sales.

Item 2.  Properties

The Registrant's corporate offices, located at 1500 County
Road B2 West, St. Paul, Minnesota 55113-3105, are leased and consist of approximately 22,000 square feet; the lease expires in December 1999. The Registrant also has an option to terminate the lease during the period December 1994 to June 1995. Information about the Registrant's principal manufacturing facilities and other properties is presented below by industry segment. These facilities are adequate and suitable for the purposes they serve. Unless noted all facilities are owned.

In addition, the Company is in the process of expanding into Mexico through the use of a Maquiladora facility. Construction will commence and will be completed in 1994.

Specialty Products Segment

SUBSIDIARY/                                                                   APPROXIMATE
DIVISION                           LOCATION            PRIMARY USE            SQUARE FEET
Porter-Cable
  FN1                              Jackson,         Manufacturing,                357,000
                                  Tennessee          Distribution,
                                                        and Office

Delta
  FN2                           Pittsburgh,             Office and                 34,000
                               Pennsylvania                Product
                                                       Development

                                    Tupelo,          Manufacturing                333,000
                                Mississippi             and Office

  FN3                              Memphis,           Distribution                245,000
                                  Tennessee             and Office

  FN4                               Guelph,           Distribution                 57,000
                                    Ontario             and Office

                                  Taichung,             Office and                  1,000
                                     Taiwan                Product
                                                       Development


F.E. Myers
                                   Ashland,         Manufacturing,                412,000
                                       Ohio          Distribution,
                                                        and Office

                                 Kitchener,          Distribution,                 26,000
                                    Ontario           Assembly and
                                                            Office

[FN]
FOOTNOTES:
<F1>
FN1  Leased for a five-year term expiring in 1998.
<F2>
FN2  Leased for a five-year term expiring in 1994.
<F3>
FN3  Leased for a five-year term expiring in 1996.
<F4>
FN4 Leased under a three-year lease which expired in 1991, which is being renewed under one-year options (limited to seven one-year periods).

General Industrial Equipment Segment

SUBSIDIARY/                                                                   APPROXIMATE
DIVISION                           LOCATION            PRIMARY USE            SQUARE FEET
Hoffman Engineering
                                     Anoka,          Manufacturing                814,000
                                  Minnesota             and Office

  FN1                      Brooklyn Center,          Manufacturing                128,000
                                  Minnesota             and Office

  FN2                        Cwmbran, Wales          Manufacturing                 26,000
                             United Kingdom             and Office

Federal Cartridge
                                     Anoka,          Manufacturing                679,000
                                  Minnesota             and Office

                                  Richmond,          Manufacturing                 41,000
                                    Indiana             and Office

Lincoln Industrial
                                 St. Louis,          Manufacturing                565,000
                                   Missouri             and Office

                                  Walldorf,          Manufacturing                117,000
                                    Germany             and Office

                                   Antwerp,           Distribution                  8,000
                                    Belgium             and Office


Lincoln Automotive
  FN3                            Jonesboro,          Manufacturing                426,000
                                   Arkansas             and Office

  FN4                       Nogales, Sonora          Manufacturing                 35,000
                                     Mexico

                               Mississauga,           Distribution                 30,000
                                    Ontario             and Office

                                Birch Tree,          Manufacturing                  8,000
                                   Missouri

Schroff GmbH
  FN5                        Straubenhardt,          Manufacturing                523,000
                                    Germany

Schroff S.A.
  FN6                           Betschdorf,          Manufacturing                210,000
                                     France          and Warehouse

Schroff U.K.
                           Hemel Hempstead,          Manufacturing                 37,000
                                    England


FN7                        Hemel Hempstead,          Manufacturing                 22,000
                                    England


Schroff, Inc.
                                   Warwick,          Manufacturing                 80,000
                               Rhode Island             and Office

FN8                                Warwick,             Office and                 18,000
                               Rhode Island               Assembly

Schroff K.K.
                                 Miewa-Cho,          Manufacturing                 23,500
                                      Japan

[FN]
FOOTNOTES:
<F1>
FN1 Leased for a 25-year term expiring in 1996, with options to renew for two ten-year terms.
<F2>
FN2 Currently leased under a month-to-month lease while a longer term lease is negotiated.
<F3>
FN3 Includes approximately 51,000 sq. ft. warehouse and 3,000 sq. ft. office leased for a three-year term which expires in 1995.
<F4>
FN4  Leased for a six-year term expiring in 1999.
<F5>
FN5 A small portion of this total facility has been leased for a 30-year term expiring in 2011.
<F6>
FN6  Leased under two lease agreements expiring in 2002 and 2005.
Both leases include a purchase option.
<F7>
FN7  Leased for a twenty-year term expiring in 2011.
<F8>
FN8 Leased for a ten-year term expiring in 2000. This lease includes a purchase option.

Paper Products Segment

                                                                              APPROXIMATE
                                                                                   ANNUAL
                                                                                 CAPACITY
SUBSIDIARY/                                                                       OF MILL
DIVISION                           LOCATION            PRIMARY USE             (NET TONS)
Niagara
  FN1                              Niagara,          Manufacturing                235,000
                                  Wisconsin             and Office

Cross Pointe
  FN2                             St. Paul,                 Office
                                  Minnesota

  FN3                         West Chicago,       Distribution and
                                   Illinois       Paper Converting

                           West Carrollton,          Manufacturing                110,000
                                       Ohio             and Office

  FN4                           Park Falls,          Manufacturing                125,000
                                  Wisconsin             and Office

                                    Dayton,          Manufacturing                    FN5
                                       Ohio             and Office

Lake Superior
  FN6                               Duluth,          Manufacturing                240,000
                                  Minnesota             and Office

[FN]

FOOTNOTES:
<F1>
FN1 Certain pulp and paper production equipment is leased. One lease expires in 1996 with options to renew for two terms of three years each. Another lease expires in 1999 with options to renew for three terms of two years each. The third lease expires in 2006 with an option to purchase after seven years and options to renew for up to eight years . Under each lease, Niagara has the option to purchase the equipment at the then-current market value at the end of the initial term or at the end of each renewal term.
<F2>
FN2 Consists of 10,700 square feet of space under a lease expiring in 1997.
<F3>
FN3 Consists of 202,000 square feet under a lease expiring in 1998 and 253,000 square feet under a lease expiring in 2001.
<F4>
FN4 The Flambeau mill power plant is leased until 2007 with options to renew for three terms of five years each.
<F5>
FN5 Purchased December 1993 and not currently in use. Projected capacity is approximately 45,000 net tons.
<F6>
FN6 The production equipment is leased under 25-year leases through 2012 with options to renew for periods of five to seven years and options to purchase the equipment in 1997, and at the expiration of the lease term and of any renewal term.

Item 3.  Legal Proceedings.

The Registrant or its subsidiaries have been made parties to actions filed, or have been given notice of potential claims, by state and federal enforcement agencies asserting liability for past disposal of hazardous wastes, generally in conjunction with numerous other codefendants or potential codefendants or asserting responsibility for undertaking remedial action. In addition, various other legal actions, governmental proceedings, and claims are pending against the Registrant or its subsidiaries.

Major matters which had or may have an impact on the Registrant are discussed below. The Registrant believes that, because of the reserves, insurance coverage and U.S. Army indemnification discussed below, it is remote that the outcome of such matters will have a material adverse effect on the Registrant's financial position or future results of operations, based on current circumstances known to the Registrant.

Federal-Hoffman TCAAP Facility. Federal-Hoffman, Inc. (Federal-Hoffman) is a party to certain litigation and claims arising out of allegedly improper disposal of hazardous wastes generated at the Twin Cities Army Ammunition Plant (TCAAP) in northern Ramsey County, Minnesota, which Federal
Cartridge, a division of Federal-Hoffman, maintains pursuant to a contract with the U.S. Army. While remediation of affected sites continues, the underlying claims or litigation are the subject of settlement agreements or consent orders and are resolved in large part. In light of previous indemnification of Federal Cartridge by the U.S. Army or Federal-Hoffman's insurer for all settlements and costs incurred in TCAAP-related matters, the Registrant believes that liability, if any, to its Federal-Hoffman subsidiary arising from its operation of the TCAAP facility will not be material.

Federal-Hoffman, Inc. Sites. Federal Cartridge, a division of Federal-Hoffman, has been named by the EPA as a Potentially Responsible Party (PRP) in connection with two environmental sites based on claims that Federal Cartridge sent material to these sites. Based on current information available to it, the Registrant believes that these matters are unlikely to result in material future liability.

NL Industries/Taracorp. The EPA issued an administrative order effective January 18, 1991 to Federal Cartridge and 48 other entities to compel the clean-up of the NL Industries/Taracorp site in Granite City, Illinois. Federal Cartridge sent virgin lead to a facility on the site to be formed into lead shot. The EPA has identified over 300 other PRPs and estimates the cost of remediating the site to be approximately $30 million.

On July 31, 1991, EPA sued 11 of the 49 PRPs who were issued the January 1991 order, seeking enforcement of the January 1991 order and reimbursement of the EPA's costs, plus fines and penalties. Federal Cartridge and three others were not named in the lawsuit because of pending settlement discussions. Federal Cartridge and one other supplier of virgin materials have offered to pay a total of $1,000,000, of which $490,000 is Federal Cartridge's share. The EPA has indicated that it anticipates submitting a consent decree for court approval before May 1, 1994. Federal Cartridge has received notice that several nonsettling parties oppose the settlement.

Federal Cartridge's insurer has been notified of this matter and has declined to indemnify or defend Federal Cartridge with respect to this matter at this time.

Aqua-Tech. The EPA issued an administrative order, effective April 29, 1992 to Federal-Hoffman and 96 other entities, to compel the cleanup of the Aqua-Tech Environmental, Inc. site in Greer, South Carolina. Federal Cartridge shipped waste from its manufacturing process to this site several times in recent years. Federal-Hoffman is working with a group of other PRPs to negotiate with the EPA regarding the cleanup of the site. A surface cleanup of the site is complete. Under interim allocations by the PRP group, Federal Cartridge paid $442,000 toward the cost of the surface cleanup. Under current final allocation proposals, Federal-Hoffman anticipates receiving a credit for some portion of that amount.

The PRP group anticipates beginning a study of the soil and groundwater to determine the extent of subsurface contamination. The cost of such study, any necessary remediation and the size of allocation, if any, to Federal-Hoffman is unknown to the Registrant at this time. Federal-Hoffman however, anticipates a minimal allocation in the subsurface action due to the nature of its waste and the fact that virtually all of its waste was accounted for and removed during the surface remediation.

In October 1992, Hoffman Engineering, a division of Federal-
Hoffman, was also named as a PRP in connection with the Aqua-Tech site. Hoffman settled out of the surface removal as a de minimis party, and anticipates doing the same for the subsurface remediation.

Porter-Cable Corporation.  In November 1993, the Tennessee
Department of Environment and Conservation (TDEC) issued to Porter-Cable Corporation (Porter-Cable) and Rockwell
International Corporation an administrative order requiring them to investigate, and if necessary, clean up alleged groundwater contamination at a manufacturing facility located in Madison County, Tennessee. The facility was acquired by Porter Cable from Rockwell International Corporation in 1981.
Porter Cable has served notice on Rockwell of Porter Cable's intent to seek indemnification from Rockwell, based upon Tennessee and Federal law, for all costs and expenses related to investigation and cleanup of the site. The Registrant believes that this matter is unlikely to result in material liability or material changes in operations. No estimate of the projected response cost liability can be made based on information currently known to the Company.

Delta International Machinery. In January 1993, Beaver-Delta Machinery Corp. (Beaver-Delta), a former subsidiary of Delta International Machinery Corp., and three other parties were sued by a commercial developer and current owner of real estate in Guelph, Ontario that Rockwell International previously owned and that was acquired by Beaver-Delta in 1984. Trichlorethylene (TCE) and other contamination of soil and groundwater has been alleged. Plaintiff seeks past and future cleanup costs, as well as increased costs and lost profits allegedly suffered. Plaintiff alleges in the action that it has spent Cdn. $160,000 to remediate the property and seeks damages in the amount of Cdn. $5.5 million. Preliminary investigation indicated that Beaver-Delta did not use TCE during the short period that it owned the property at issue. Beaver-Delta has served notice on Rockwell of its intent to seek indemnification from Rockwell for all costs related to this matter. Plaintiff has not pursued this lawsuit since its commencement. The Registrant believes that this matter is unlikely to result in material liability.

Niagara of Wisconsin Paper Corporation.  In January 1994, the
State of Wisconsin filed an enforcement action against Niagara involving allegations of particulate emissions from Niagara's coal processing plant in excess of limits set in its permit.
Emissions at issue occurred at various times between August
1992 and May 1993. The State is seeking monetary forfeitures, penalties, injunctive relief and costs for the alleged violations. The State's settlement demand of $120,000 has been rejected by Niagara. The Registrant believes that this matter is unlikely to result in liability to Niagara that is material to the Registrant's overall financial condition.

Cross Pointe Paper Corporation.  The Miami mill of Cross
Pointe Paper Corporation (Miami) is currently discussing with the State of Ohio alleged violations of Miami's water pollution control (NPDES) permit which occurred from 1988 to mid
1992. The State is currently seeking a settlement in an amount of $220,000. Miami's current NPDES permit provides an allowance until 1995 to take corrective action to eliminate violations.

IWD/Cardington Site.  In February 1994, Miami was named a
PRP in connection with the IWD/Cardington landfill in Moraine, Ohio. Waste haulers with whom Miami contracted to transport its flyash and paper and wood waste allegedly took it to this landfill for some time prior to its closure in 1980. The EPA has identified 22 other PRPs at this time. The cost of remediation of the site is estimated to be approximately $12 to $15 million. Miami is investigating its alleged involvement at this site.

McNeil (Ohio) Corporation. F.E. Myers (Myers), a division of McNeil (Ohio) Corporation, has received notice of a claim of contamination of soil surrounding an underground storage tank on property owned by Myers prior to September 1986. An estimate of $125,000 has been given to perform remediation of the alleged contamination. The Registrant believes that this matter is unlikely to result in liability to Myers that is material to the Registrant's overall financial condition.

California Proposition 65 Notice. In February 1994, Myers received a notice pursuant to California Health and Safety
Code Section 25249 (Proposition 65) regarding alleged violations arising from discharge of lead from submersible water pumps into drinking water since February 27, 1988.
Two private environmental groups sent the notice to Myers and three other pump manufacturers and one pump distributor. Under Proposition 65, the penalty for each violation is $2,500 per day. Myers is currently investigating the claims set forth in this notice.

Product Liability Claims. As of March 4, 1994, the Registrant or its subsidiaries are defendants in approximately 217 product liability lawsuits and have been notified of approximately 129 additional claims. The Registrant maintains an active case management and insurance review program to closely supervise these and other litigation matters. The Registrant has had and currently has in place insurance coverage it deems adequate for its needs; accounting reserves covering the deductible portion of all liability claims have been established and are reviewed on a regular basis. The Registrant has not experienced unfavorable trends in either the severity or frequency of product liability claims.

McNeil Asbestos Lawsuits. Since 1987, McNeil and a large number of manufacturers or installers of asbestos-containing products have been named as codefendants in lawsuits involving claims by 6,340 tireworkers seeking damages for personal injuries allegedly caused by exposure to asbestos or talc in various tire plants. A former division of McNeil's predecessor, McNeil Corporation, supplied tire curing presses for which asbestos may have been used as an insulating material. Of those claims against McNeil, 1,109 have been dismissed, 4,802 have been settled, with an average settlement amount of $1,400, and 595 claims remain. The evidence developed to date does not suggest that future settlements would be higher than the historical average. In addition, significant dismissals are anticipated to occur without any indemnity payments.

Ninety percent of the cost of defending and settling these actions has been paid by McNeil's insurance carriers, with the balance being paid by McNeil. The Registrant believes that its carriers will continue to cover a comparable portion of defense costs and damages, if any, for which McNeil might be found liable in the future, and self-insurance reserves are adequate to cover any remaining portion. Considering the existence of factual and legal defenses to the pending suits and the applicable insurance coverage, the Registrant believes that these suits are unlikely to result in material liability.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter, no matter was submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant.
Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 20, 1994, or until their successors are elected and have qualified.

Winslow H. Buxton  Age 54

     Chairman since January 15, 1993; President and Chief
     Executive Officer since August 1992; Chief Operating
     Officer, August 1990 - August 1992; Vice President -
     Paper Group, January 1989 - August 1990.

Joseph R. Collins Age 52

     Senior Vice President - Specialty Products since August
     1991; Acting Chief Financial Officer, June 1993 - March
     14, 1994; President, Delta International Machinery
     Corporation (subsidiary of the Registrant), October 1984 -
     August 1991.

Ronald V. Kelly Age 57

     Senior Vice President - Paper Products since August
     1991; Vice President - Specialty Products, March 1989 - August 1991; President, Lake Superior Paper Industries (a joint venture in which the Registrant is a 50% owner), January 1986 - March 1989.

Gerald C. Kitch Age 56

     Senior Vice President - General Industrial Equipment since
     August 1991; Vice President - General Industrial
     Equipment, March 1989 - August 1991.

Allan J. Kolles Age 62

     Vice President, Human Resources since March 1985.

Roy T. Rueb Age 53

     Vice President, Treasurer since October 1986 and Acting
     Secretary since June 1993.

Mark T. Schroepfer Age 47

     Vice President, Controller since January 1990; Corporate
     Controller, March 1987 - January 1990.

David D. Harrison Age 46

     Senior Vice President and Chief Financial Officer since
     March 15, 1994; Vice-President, Finance and Information Technology of the GE Canada Appliance Component subsidiary of General Electric, August 1992 - March 1994; Vice
     President, Finance and Deputy Executive Officer of the GE Europe Lighting Component subsidiary of General Electric, January 1990 - July 1992; and Director of Finance,
     Europe, Controller, and various other financial positions for Borg Warner/GE U.S. Plastics Component, February 1972 - January 1990.


Richard W. Ingman Age 49

     Vice President, Corporate Development, August 1989 - February 1994; President of Ingman, Inc. (business training and consulting), January 1987 - August 1989. Effective March 1, 1994, Mr. Ingman was named President of Hoffman Engineering Division of Federal-Hoffman, Inc. (subsidiary of Registrant).


There is no family relationship between any of the officers or directors.

PART II


Item 5.  Market for Registrant's Common Equity and Related
Shareholder Matters.

Item 6.  Selected Financial Data.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operation.

Item 8.  Financial Statements and Supplementary Data.

For information required under Items 5 through 8, see the Registrant's Annual Report to Shareholders for the year ended
December 31, 1993, as referenced on page 2 of this report.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosures have occurred within the 24 months prior to the date of the Registrant's most recent financial statements.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

For information required under Items 10 through 12, see the Registrant's Proxy Statement for the 1994 Annual Meeting of
Shareholders referenced on page 2 of this report, and "Executive Officers of the Registrant" found after Item 4 of this report.

Item 13.  Certain Relationships and Related Transactions.

No relationships or transactions existed that require disclosure under Item 13.


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules, and
Exhibits.

1. The following consolidated financial statements of Pentair, Inc. and subsidiaries, together with the Report of Independent Auditors, found on pages 24 to 37 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1993, are hereby incorporated by reference in this Form 10-K.

                                               Page of Annual Report
Report of Independent Auditors                                    24

Consolidated Statement of Income
for Years Ended December 31, 1993,
1992 and 1991                                                     25

Consolidated Balance Sheet as of
December 31, 1993 and 1992                                   26 - 27

Consolidated Statement of Cash Flows
for Years Ended December 31, 1993,
1992 and 1991                                                     28

Notes to Consolidated Financial
Statements                                                   29 - 37


2. The additional financial data listed below is included as exhibits to this Form 10-K Report and should be read in conjunction with the consolidated financial statements presented in the 1993 Annual Report to Shareholders.
Schedules not included with this additional financial data have been omitted because they are not required or the required information is included in the financial statements or the notes.

Independent Auditors' Report

Schedules for the years ended December 31, 1993, 1992 and 1991:

V - Property, Plant and Equipment

VI - Accumulated Depreciation and Amortization of Property,
Plant and Equipment

VIII - Valuation and Qualifying Accounts

X - Supplementary Income Statement Information


3. The following exhibits are included with this Report on Form 10-K (or incorporated by reference) as required by Item
601 of Regulation S-K.

Exhibit
Number                                 Description

(3.1) Restated Articles of Incorporation as amended through April 25, 1989.

(3.2)             Resolution Establishing and Designating $7.50
                  Callable Cumulative Convertible Preferred
                  Stock, Series 1988, as a series of Preferred
                  Stock of Pentair, Inc.

(3.3)             Resolution Establishing and Designating 8%
                  Callable Cumulative Voting Convertible
                  Preferred Stock, Series 1990, as a series of Preferred Stock of Pentair, Inc.

(3.4) Second Amended and Superseding By-Laws as amended through January 19, 1993.

(4.1) Restated Articles of Incorporation, as amended, and Second Amended and Superseding By-
                  Laws, as amended (see Exhibits 3.1 - 3.4 above).

(4.2) Rights Agreement dated December 26, 1986 between the Company and First Trust
                  Company, Inc.

(4.3)             Amendment to Rights Agreement dated July 22,
                  1988 between the Company and Norwest Bank
                  Minnesota, National Association, as successor
                  Rights Agent (Amending Exhibit 4.2).

(4.4) Second Amendment to Rights Agreement dated December 15, 1989 between the Company and Norwest Bank Minnesota, National Association, as successor Rights Agent (Amending Exhibit 4.2).

(4.5) Bid Loan Agreement dated December 14, 1988 between the Company, Continental Bank N.A.
                  for itself and as Agent, Morgan Guaranty Trust Company of New York, Morgan Bank
                  (Delaware), First Bank National Association,
                  Norwest Bank Minnesota, N.A., and Mellon
                  Bank, N.A.

(4.6) First Amendment to Bid Loan Agreement dated January 1, 1991 between the Company, Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York, Morgan Bank (Delaware), First Bank National Association, Norwest Bank Minnesota, N.A., and NBD Bank, N.A. (Amending Exhibit 4.5).

(4.7)             Second Amendment to Bid Loan Agreement
                  dated as of February 11, 1994 between Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, First Bank National Assocation, Norwest Bank Minnesota, N.A., and NBD Bank, N.A. (Amending Exhibit 4.5).

(4.8) $125,000,000 Facility Agreement dated as of February 11, 1994 between Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York for itself and as Agent, NBD Bank, N.A., and J.
                  P. Morgan Delaware.

(4.9)             $45,000,000 Facility Agreement dated as of
                  February 11, 1994 between Pentair, Inc., First
                  Bank National Association, for itself and as Agent, and Norwest Bank Minnesota N.A.

(4.10) DM 115,000,000 Facility Agreement dated as of February 11, 1994 between EuroPentair, GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust Company of New York for itself and as Agent, Continental Bank N.A., for itself and as Agent, NBD Bank, N.A. and Dresdner Bank.

(4.11)            Restatement of Credit Agreement dated July 11,
                  1989 between Federal-Hoffman, Inc. and First
                  Bank National Association.

(4.12)            Second Amendment to Restatement of Credit
                  Agreement dated as of January 19, 1993
                  between Federal-Hoffman, Inc., Pentair, Inc., and First Bank National Association (Amending
                  Exhibit 4.11) .

(4.13)            $35,000,000 Note Purchase Agreement dated
                  March 25, 1991  between Pentair, Inc. and
                  Nationwide Life Insurance Company.

(4.14)            $25,000,000 Note Purchase Agreement dated
                  December 13, 1991  between Pentair, Inc. and
                  Principal Mutual Life Insurance Company.

(4.15)            $15,000,000 Note Purchase Agreement dated
                  November 1, 1992  between Pentair, Inc. and
                  Nationwide Life Insurance Company.

(4.16)            $15,000,000 Note Purchase Agreement dated
                  January 15, 1993  between Pentair, Inc. and
                  Principal Mutual Life Insurance Company.

(4.17) $70,000,000 Senior Notes Purchase Agreement dated as of April 30, 1993 between Pentair, Inc. and United of Omaha Life Insurance Company, Companion Life Insurance Company, Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, Lutheran Brotherhood, American United Life Insurance Company, Modern Woodmen of America, The
                  Franklin Life Insurance Company and Ameritas
                  Life Insurance Corp.

(10.1)            Agreements dated February 8, 1978 and
                  February 9, 1982 between the Company and D.
                  Eugene Nugent.

(10.2)            Agreement dated February 8, 1984 (Amending
                  Exhibit 10.1).

(10.3)            Agreement dated December 17, 1985
                  (Amending Exhibit 10.1).

(10.4)            Agreement dated May 7, 1990 (Amending
                  Exhibit 10.1).

(10.5)            Company's Supplemental Employee Retirement
                  Plan effective June 16, 1988.

(10.6)            Company's Restated Long-Term Executive
                  Performance Plan as amended to October 21,
                  1987.

(10.7)            Company's 1982 Incentive Stock Option Plan.

(10.8)            First Amendment to Incentive Stock Plan
                  (Amending Exhibit 10.10).

(10.9)            Second Amendment to Incentive Stock Option
                  Plan (Amending Exhibit 10.10).

(10.10)           Company's 1986 Nonqualified Stock Option
                  Plan.

(10.11)           Company's 1990 Omnibus Stock Incentive Plan
                  (Superseding Exhibits 10.6 - 10.10 above starting with 1990 grants).

(10.12)           Company's Management Incentive Plan as
                  amended to January 12, 1990.

(10.13) Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992.

(10.14) Company's Flexible Perquisite Program as amended to January 1, 1989.

(10.15)           Form of 1986 Management Assurance
                  Agreement (Revised 1990) between the
                  Company and certain executive officers.

(10.16)           Company's Third Amended and Restated
                  Compensation Plan for Non-Employee Directors as amended to January 1, 1992.

(10.17)           Company's Outside Directors Nonqualified Stock
                  Option Plan dated January 22, 1988.

(10.18)           First Amendment to Outside Directors
                  Nonqualified Stock Option Plan (Amending
                  Exhibit 10.17).

(10.19)           Second Amendment to Outside Directors
                  Nonqualified Stock Option Plan (Amending
                  Exhibit 10.17).

(10.20) Pentair, Inc. Deferred Compensation Plan effective January 1, 1993.

(10.21)           Lake Superior Paper Industries Venture Council
                  By-Laws and Management Protocol.

(10.22)           Second Amended and Restated Joint Venture
                  Agreement dated December 31, 1987 between
                  Pentair Duluth Corp. and Minnesota Paper,
                  Incorporated.

(10.23) First Amendment to Second Restated Joint Venture Agreement, First Amendment to Venture Council By-Laws, and First Amendment to Management Protocol, all dated May 30, 1989, between Pentair Duluth Corp. and Minnesota Paper, Incorporated (Amending Exhibits 10.21 and 10.22).

(10.24)           Cash Deficiency Agreement dated December
                  31, 1987 among Pentair Duluth Corp., as Joint Venturer, Associated Southern Investment Company, as Owner Participant, The Connecticut Bank and Trust Company, National Association, as Indenture Trustee, and First National Bank of Minneapolis, as Owner Trustee. Cash Deficiency Agreements also were entered into with respect to each of the other four Owner Participants: Dana Lease Finance Corporation, NYNEX Credit Company, Public Service Resources Corporation, and Southern Indiana Properties, Inc.

(10.25) Keepwell Agreement and Assignment dated December 31, 1987 among Pentair, Inc., as Sponsor, Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as Owner Trustee; although First Minneapolis executed this filed document as Owner Trustee for Associated Southern Investment Company, additional Keepwell Agreements and Assignments were entered into by First Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of Exhibit 10.24 above.

(10.26) Definition of Terms for Financing Agreement dated December 31, 1987 and the Transaction Documents Referred to Therein: Sale and
                  Leaseback of Undivided Interest in Lake
                  Superior Paper Industries' Supercalendered
                  Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.24 and 10.25 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants.

(10.27) Loan and Stock Purchase Agreement dated March 7, 1990 between the Company and the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee.

(10.28) $56,499,982 Promissory Note dated March 7, 1990 of the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee, to the Company.

(11) Statement regarding computation of earnings per share.

(13)              Annual Report to Shareholders for period ended
                  December 31, 1993.

(21)              Subsidiaries of Registrant.

(24)              Consent of Deloitte & Touche.


(b)  Reports on Form 8-K.

         None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTAIR, INC.

By: Joseph R. Collins
Senior Vice President and
  Chief Financial Officer

Dated:  March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  Winslow H. Buxton
                  Chairman, President and
                  Chief Executive Officer, Director

Dated:  March 28, 1994


By:  George N. Butzow, Director
Dated:  March 28, 1994


By:  Harold V. Haverty, Director
Dated:  March 28, 1994


By:  Quentin J. Hietpas, Director
Dated:  March 28, 1994


By:  B. Kristine Johnson, Director
Dated:  March 28, 1994


By:  Walter Kissling, Director
Dated:  March 28, 1994


By:  H. William Lurton, Director

Dated:  March 28, 1994

By:  D. Eugene Nugent, Director
Dated:  March 28, 1994

INDEPENDENT AUDITORS' REPORT


Pentair, Inc.:

We have audited the consolidated financial statements of Pentair, Inc. and subsidiaries as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated February 11, 1994; such financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Pentair, Inc. and subsidiaries listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE
Saint Paul, Minnesota
February 11, 1994

SCHEDULE V
PENTAIR, INC. AND SUBSIDIARIES
PROPERTY, PLANT AND EQUIPMENT
($ Thousands)

COLUMN A                         COLUMN B            COLUMN C            COLUMN D            COLUMN E            COLUMN F
                                                                                                OTHER
                               BALANCE AT                                                     CHANGES             BALANCE
                                BEGINNING           ADDITIONS             RETIRE-                 ADD           AT END OF
                                OF PERIOD             AT COST               MENTS            (DEDUCT)              PERIOD

YEAR ENDED DECEMBER 31, 1991:
Land & land
 improvements                     $11,866                $830                                  $(865)             $11,831
Buildings                          63,925               4,776               $(91)             (4,368)              64,242
Machinery &
 equipment                        357,198              54,446             (5,061)             (5,622)             400,961
Construction
 in progress-net                   24,825            (10,632)                                   (134)              14,059

  TOTALS FN1                     $457,814             $49,420            $(5,152)           $(10,989)            $491,093

YEAR ENDED DECEMBER 31, 1992:

Land & land
 improvements                     $11,831                $325                                  $1,192             $13,348
Buildings                          64,242               2,515              $(492)             (2,143)              64,122
Machinery &
 equipment                        400,961              43,810             (7,533)               3,204             440,442
Construction
 in progress-net                   14,059              20,585                                   (659)              33,985

  TOTALS FN2                     $491,093             $67,235            $(8,025)              $1,594            $551,897

YEAR ENDED DECEMBER 31, 1993:

Land & land
 improvements                     $13,348                $995                                    $514             $14,857
Buildings                          64,122               6,442              $(135)               3,645              74,074
Machinery &
 equipment                        440,442              73,345             (6,092)             (1,129)             506,566
Construction
 in progress-net                   33,985             (7,361)               (315)               (189)              26,120

  TOTALS FN3                     $551,897             $73,421            $(6,542)              $2,841            $621,617

[FN]
<F1>
FN1  Column E includes the sale of the Accutec division of
Hoffman Engineering.
                              $  (13,495)
<F2>
FN2  Column E includes the sale of Invicta division of Delta
International Machinery
                              $  (11,833)
    and FAS 109 tax adjusting entries.
                              $   13,228
<F3>
FN3  Column E includes classification of F.E. Myers Foundry
          from asset held for disposition
                              $    3,887

SCHEDULE VI
PENTAIR, INC. AND SUBSIDIARIES
ACCUMULATED DEPRECIATION AND AMORTIZATION
OF PROPERTY, PLANT AND EQUIPMENT
($ Thousands)


COLUMN A                         COLUMN B            COLUMN C            COLUMN D            COLUMN E            COLUMN F

                                                                                                OTHER
                               BALANCE AT                                                     CHANGES             BALANCE
                                BEGINNING           ADDITIONS             RETIRE-                 ADD           AT END OF
                                OF PERIOD             AT COST               MENTS            (DEDUCT)              PERIOD

YEAR ENDED DECEMBER 31, 1991:

Land & land
 improvements                      $1,154                $516                                   $(87)              $1,583
Buildings                          12,790               3,457               $(50)               (482)              15,715
Machinery &
 equipment                        180,303              40,742             (4,195)             (1,355)             215,495

  TOTALS FN1                     $194,247             $44,715            $(4,245)            $(1,924)            $232,793

YEAR ENDED DECEMBER 31, 1992:

Land & land
 improvements                      $1,583                $449                                    $(7)              $2,025
Buildings                          15,715               3,214              $(375)             (1,094)              17,460
Machinery &
 equipment                        215,495              41,791             (6,331)             (8,356)             242,599

  TOTALS FN2                     $232,793             $45,454            $(6,706)            $(9,457)            $262,084


YEAR ENDED DECEMBER 31, 1993:

Land & land
 improvements                      $2,025                $497                                    $(6)              $2,516
Buildings                          17,460               9,416            $(1,690)                 588              25,774
Machinery &
 equipment                        242,599              37,744             (3,830)                 948             277,461

  TOTALS FN3                     $262,084             $47,657            $(5,520)              $1,530            $305,751

[FN]
<F1>
FN1  Column E includes the sale of the Accutec division of
Hoffman Engineering.
                                 $(2,482)
<F2>
FN2  Column E includes the sale of Invicta division of Delta
International Machinery.
                                 $(9,108)
<F3>
FN3  Column E includes the classification of F.E. Myers
Foundry
from asset held for disposition.
                                  $1,763

SCHEDULE VIII
PENTAIR, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31
($ Thousands)

COLUMN A                                  COLUMN B               COLUMN C              COLUMN D              COLUMN E

                                                                ADDITIONS
                                        BALANCE AT             CHARGED TO                                     BALANCE
                                         BEGINNING              COSTS AND           DEDUCTIONS-             AT END OF
                                            PERIOD               EXPENSES            WRITE-OFFS                PERIOD

Allowance for
  doubtful
  accounts and
  notes receivables

1991                                         4,715                  2,875               (1,964)                 5,626
1992                                         5,626                  2,549               (2,635)                 5,540
1993                                         5,540                  1,514                 (857)                 6,197

SCHEDULE X
PENTAIR, INC. AND SUBSIDIARIES
SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE THREE YEARS ENDED DECEMBER 31
($ Thousands)

COLUMN A                                                        COLUMN B

                                                         Charged to Costs and Expenses
Item                                          1991                   1992                  1993
Maintenance and repairs                    $25,072                $25,178               $25,799

Advertising costs                          $22,230                $23,433               $27,675

All other supplemental income statement information items are not included in this schedule because they are not required to be disclosed pursuant to Regulation S-X.

EXHIBIT INDEX

Exhibit
Number        Description

(3.1) Restated Articles of Incorporation as amended through April 25, 1989 (Incorporated by reference to Exhibit 3.1 to the Company's Form
              10-Q for the quarter ended March 31, 1989).

(3.2) Resolution Establishing and Designating $7.50 Callable Cumulative Convertible Preferred Stock, Series 1988, as a series of Preferred Stock of Pentair, Inc. (Incorporated by reference to Exhibit
              4.1 to Amendment No. 1 to the Company's
              Current Report on Form 8-K filed December 30,
              1988).

(3.3) Resolution Establishing and Designating 8% Callable Cumulative Voting Convertible Preferred Stock, Series 1990, as a series of Preferred Stock of Pentair, Inc. (Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed March 21, 1990).

(3.4) Second Amended and Superseding By-Laws as amended through January 19, 1993
              (Incorporated by reference to Exhibit 3.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

(4.1) Restated Articles of Incorporation, as amended, and Second Amended and Superseding By-
              Laws, as amended (see Exhibits 3.1 - 3.4 above).

(4.2) Rights Agreement dated December 26, 1986 between the Company and First Trust Company,
              Inc. (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form
              8-A filed December 26, 1986).

(4.3) Amendment to Rights Agreement dated July 22, 1988 between the Company and Norwest Bank Minnesota, National Association, as successor Rights Agent (Amending Exhibit 4.2) (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed August 2, 1988).

(4.4) Second Amendment to Rights Agreement dated December 15, 1989 between the Company and
              Norwest Bank Minnesota, National Association, as successor Rights Agent (Amending Exhibit
              4.2) (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed December 28, 1989).

(4.5) Bid Loan Agreement dated December 14, 1988 between the Company, Continental Bank N.A.
              for itself and as Agent, Morgan Guaranty Trust Company of New York, Morgan Bank
              (Delaware), First Bank National Association,
              Norwest Bank Minnesota, N.A., and Mellon
              Bank, N.A. (Incorporated by reference to Exhibit
              4.2 to Amendment No. 1 to the Company's
              Current Report on Form 8-K filed December 30,
              1988).

(4.6) First Amendment to Bid Loan Agreement dated January 1, 1991 between the Company,
              Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York, Morgan Bank (Delaware), First Bank National Association, Norwest Bank Minnesota, N.A., and NBD Bank, N.A. (Amending Exhibit 4.5) (Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10K for the year ended December 31, 1990).

(4.7)         Second Amendment to Bid Loan Agreement
              dated as of February 11, 1994 between Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York, J.P. Morgan Delaware, First Bank National Assocation, Norwest Bank Minnesota, N.A., and NBD Bank, N.A. (Amending Exhibit 4.5) (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed
              March 14, 1994).

(4.8) $125,000,000 Facility Agreement dated as of February 11, 1994 between Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New York for itself and as Agent, NBD Bank, N.A., and J.
              P. Morgan Delaware (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed March 14, 1994).

(4.9) $45,000,000 Facility Agreement dated as of February 11, 1994 between Pentair, Inc., First Bank National Association, for itself and as Agent, and Norwest Bank Minnesota N.A. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed
              March 14, 1994).

(4.10) DM 115,000,000 Facility Agreement dated as of February 11, 1994 between EuroPentair, GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust Company of New York for itself and as Agent, Continental Bank N.A., for itself and as Agent, NBD Bank, N.A. and Dresdner
              Bank (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed March 14, 1994).

(4.11) Restatement of Credit Agreement dated July 11, 1989 between Federal-Hoffman, Inc. and First Bank National Association (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1989).

(4.12)        Second Amendment to Restatement of Credit
              Agreement dated as of January 19, 1993
              between Federal-Hoffman, Inc., Pentair, Inc., and
              First Bank National Association (Amending
              Exhibit 4.11) (Incorporated by reference to
              Exhibit 4.13 to the Company's Form 10-K for the year ended December 31, 1992).

(4.13)        $35,000,000 Note Purchase Agreement dated
              March 25, 1991  between Pentair, Inc. and
              Nationwide Life Insurance Company.
              (Incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-8 filed August 6, 1991).

(4.14)        $25,000,000 Note Purchase Agreement dated
              December 13, 1991  between Pentair, Inc. and
              Principal Mutual Life Insurance Company.
              (Incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 filed January 13, 1992).

(4.15)        $15,000,000 Note Purchase Agreement dated
              November 1, 1992  between Pentair, Inc. and
              Nationwide Life Insurance Company
              (Incorporated by reference to Exhibit 4.16 to the Company's Form 10-K for the year ended
              December 31, 1992).

(4.16)        $15,000,000 Note Purchase Agreement dated
              January 15, 1993  between Pentair, Inc. and
              Principal Mutual Life Insurance Company
              (Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the year ended
              December 31, 1992).

(4.17) $70,000,000 Senior Notes Purchase Agreement dated as of April 30, 1993 between Pentair, Inc. and United of Omaha Life Insurance Company, Companion Life Insurance Company, Principal Mutual Life Insurance Company, Nippon Life Insurance Company of America, Lutheran Brotherhood, American United Life Insurance Company, Modern Woodmen of America, The
              Franklin Life Insurance Company and Ameritas
              Life Insurance Corp.

(10.1)        Agreements dated February 8, 1978 and
              February 9, 1982 between the Company and D.
              Eugene Nugent (Incorporated by reference to Exhibit 10.2 to the Company's Registration
              Statement on Form S-2 filed June 24, 1983).

(10.2)        Agreement dated February 8, 1984 (Amending
              Exhibit 10.1) (Incorporated by reference to
              Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1983).

(10.3)        Agreement dated December 17, 1985 (Amending
              Exhibit 10.1) (Incorporated by reference to
              Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1985).

(10.4)        Agreement dated May 7, 1990 (Amending
              Exhibit 10.1). (Incorporated by reference to
              Exhibit 10.4 to the Company's Annual Report on
              Form 10K for the year ended December 31,
              1990).

(10.5)        Company's Supplemental Employee Retirement
              Plan effective June 16, 1988 (Incorporated by reference to Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1989).

(10.6)        Company's Restated Long-Term Executive
              Performance Plan as amended to October 21,
              1987 (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

(10.7)        Company's 1982 Incentive Stock Option Plan
              (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-2 filed June 24, 1983).

(10.8)        First Amendment to Incentive Stock Plan
              (Amending Exhibit 10.7) (Incorporated by reference to Exhibit 10.10 to the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1985).

(10.9)        Second Amendment to Incentive Stock Option
              Plan (Amending Exhibit 10.7) (Incorporated by reference to Exhibit 14 to the Company's Annual
              Report on Form 10-K for the year ended
              December 31, 1989).

(10.10)       Company's 1986 Nonqualified Stock Option Plan
              (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1986).

(10.11) Company's 1990 Omnibus Stock Incentive Plan (Superseding Exhibits 10.6 - 10.10 above starting with 1990 grants) (Incorporated by reference to
              Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1989).

(10.12)       Company's Management Incentive Plan as
              amended to January 12, 1990 (Incorporated by reference to Exhibit 10.17 to the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1989).

(10.13) Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992
              (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

(10.14) Company's Flexible Perquisite Program as amended to January 1, 1989 (Incorporated by reference to Exhibit 10.20 to the Company's
              Annual Report on Form 10-K for the year ended
              December 31, 1989).

(10.15)       Form of 1986 Management Assurance
              Agreement (Revised 1990) between the
              Company and certain executive officers
              (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

(10.16)       Company's Third Amended and Restated
              Compensation Plan for Non-Employee Directors as amended to January 1, 1992. (Incorporated by reference to Exhibit 10.1 to the Company's
              Registration Statement on Form S-8 filed
              January 13, 1992).

(10.17)       Company's Outside Directors Nonqualified Stock
              Option Plan dated January 22, 1988
              (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

(10.18)       First Amendment to Outside Directors
              Nonqualified Stock Option Plan (Amending
              Exhibit 10.17) (Incorporated by reference to
              Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1991).

(10.19)       Second Amendment to Outside Directors
              Nonqualified Stock Option Plan (Amending
              Exhibit 10.17) (Incorporated by reference to
              Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1991).

(10.20) Pentair, Inc. Deferred Compensation Plan effective January 1, 1993 (Incorporated by reference to Exhibit 10.21 to the Company's
              Form 10-K for the year ended December 31,
              1992).

(10.21)       Lake Superior Paper Industries Venture Council
              By-Laws and Management Protocol
              (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985).

(10.22)       Second Amended and Restated Joint Venture
              Agreement dated December 31, 1987 between
              Pentair Duluth Corp. and Minnesota Paper,
              Incorporated (Incorporated by reference to
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
              1987).

(10.23)       First Amendment to Second Restated Joint
              Venture Agreement, First Amendment to Venture Council By-Laws, and First Amendment to Management Protocol, all dated May 30, 1989, between Pentair Duluth Corp. and Minnesota Paper, Incorporated (Amending Exhibits 10.21 and 10.22) (Incorporated by reference to Exhibit
              10.28 to the Company's Annual Report on Form
              10-K for the year ended December 31, 1989).

(10.24)       Cash Deficiency Agreement dated December 31,
              1987 among Pentair Duluth Corp., as Joint
              Venturer, Associated Southern Investment
              Company, as Owner Participant, The
              Connecticut Bank and Trust Company, National
              Association, as Indenture Trustee, and First
              National Bank of Minneapolis, as Owner Trustee. Cash Deficiency Agreements also were entered into with respect to each of the other four Owner
              Participants: Dana Lease Finance Corporation, NYNEX Credit Company, Public Service
              Resources Corporation, and Southern Indiana
              Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the
              Company's Current Report on Form 8-K filed
              April 26, 1988).

(10.25)       Keepwell Agreement and Assignment dated
              December 31, 1987 among Pentair, Inc., as
              Sponsor, Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as
              Owner Trustee; although First Minneapolis executed this filed document as Owner Trustee for Associated Southern Investment Company, additional Keepwell Agreements and
              Assignments were entered into by First
              Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of
              Exhibit 10.24 above (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Current Report on Form 8-K filed
              April 26, 1988).

(10.26) Definition of Terms for Financing Agreement dated December 31, 1987 and the Transaction Documents Referred to Therein: Sale and
              Leaseback of Undivided Interest in Lake
              Superior Paper Industries' Supercalendered
              Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.24 and 10.25 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Current
              Report on Form 8-K filed April 26, 1988).

(10.27)       Loan and Stock Purchase Agreement dated
              March 7, 1990 between the Company and the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21, 1990).

(10.28)       $56,499,982 Promissory Note dated March 7,
              1990 of the Pentair, Inc. Employee Stock
              Ownership Plan Trust, acting through State
              Street Bank and Trust Company, as Trustee, to the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 21, 1990).

(11) Statement regarding computation of earnings per share.

(13)          Annual Report to Shareholders for period ended
              December 31, 1993.

(21)          Subsidiaries of Registrant.

(24)          Consent of Deloitte & Touche.