Form 10-Q
period 1994-03-31
PENTAIR INC
filed 1994-05-13
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


FORM 10-Q



(Mark One)
X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1994

                                         OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from ________ to _______


Commission File No. 0-4689


PENTAIR, INC.
(Exact name of Registrant as specified in its charter)


Minnesota                                  41-0907434
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)        Identification No.)


1500 County B2 West,
Suite 400 St. Paul, Minnesota                 55113-3105
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


The number of shares outstanding of Registrant's only class of common stock on March 31, 1994 was 18,181,570.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
   Results of Operations and Financial Condition



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 4.  Results of Votes of Security Holders
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
($ expressed in thousands except per share amounts)
                                                                   Three Months Ended
                                                                       March 31

                                                            1994                 1993

Net sales                                              $389,252             $321,829

Operating costs
  Cost of goods sold                                    290,752              244,909
  Selling, general and administrative                    72,143               54,960
    Total operating costs                               362,895              299,869

                                                         26,357               21,960
Equity in joint venture income (loss)                       378                 (817)
Operating income                                         26,735               21,143

Interest expense                                          8,424                5,591
Interest income                                             589                  448

Income before income taxes                               18,900               16,000
Provision for income taxes                                7,800                6,500

Net income                                               11,100                9,500
Preferred dividend requirements                           1,366                2,000
Earnings applicable to common stock                      $9,734               $7,500


Earnings per share:
  Primary                                                   $.53                 $.45
  Diluted                                                   $.52                 $.44

Weighted average common and common equivalent shares:
  Primary                                                18,372               16,572
  Diluted                                                21,006               20,895

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)
                                                       March 31,         December 31,
ASSETS                                                      1994                 1993
Current assets
  Cash and cash equivalents                             $27,444              $10,327
  Accounts receivable - net                             245,718              200,425
  Inventories
   Finished goods                                       141,959              122,712
   Work in process                                       49,264               35,315
   Raw materials                                         44,296               35,108
   Supplies                                               5,734                5,691
     Total inventory                                    241,253              198,826
  Deferred income taxes                                  21,892               21,575
  Other current assets                                   12,122                7,627
Total current assets                                    548,429              438,780

Property, plant and equipment                           696,552              621,617
  Less accumulated depreciation                         322,237              305,751
Property, plant and equipment - net                     374,315              315,866
Marketable securities -
     insurance subsidiary                                17,865               18,594
Investment in joint ventures                             75,238               72,867
Goodwill - net                                          169,129               88,970
Other assets                                             24,759               23,724
TOTAL ASSETS                                         $1,209,735             $958,801

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $97,619              $93,820
  Compensation and other
       benefits accruals                                 55,840               42,737
  Income taxes                                           14,321                8,787
  Accrued product claims
       and warranties                                    23,351               22,256
  Accrued expenses and
       other liabilities                                 70,079               50,075
  Current maturities of long-term debt                    4,647                  803
Total current liabilities                               265,857              218,478

Long-term debt                                          420,926              238,856
Other liabilities                                        23,072               18,911
Deferred income taxes                                     7,731                7,518
Pensions and other
       retirement compensation                           36,082               29,687
Postretirement medical and
       other benefits                                    60,837               60,637
Reserves - insurance subsidiary                          15,684               13,865
Commitments and contingencies

Shareholders' equity
Preferred stock - at liquidation value
Authorized:  2,500,000 shares
Outstanding:  1994 - 1,973,135                           69,224               69,380
                   1993 - 1,976,443
Unearned compensation
      relating to ESOP                                  (34,343)             (35,453)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:  1994 - 18,181,570                           3,030                3,022
                   1993 - 18,134,638
Additional paid-in capital                              164,740              163,460
Foreign currency translation adjustment                    (550)                (287)
Other - net                                              (6,760)              (6,760)
Retained earnings                                       184,205               177,487
    Total shareholders' equity                          379,546               370,849
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY                            $1,209,735              $958,801

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)
                                                                Three Months Ended
                                                        March 31             March 31
                                                            1994                 1993

Cash provided by (used for)
Operating activities
  Net income                                            $11,100               $9,500
  Adjustments to reconcile to cash flow
   Depreciation                                          16,335               12,163
   Amortization                                           1,384                  620
   Deferred income taxes                                   (104)                  86
   Undistributed loss (earnings)
      from joint venture                                   (378)                 817
   Changes in assets and liabilities,
      net of effects of acquisition
     Accounts receivable                                (22,332)             (19,357)
     Inventories                                        (15,419)              (3,218)
     Accounts payable                                    (1,995)             (16,557)
     Income taxes                                         4,258                 (880)
     Pensions and other
        retirement compensation                           6,395                3,248
     Reserves - insurance subsidiary                      1,819                2,068
     Other assets/liabilities - net                       5,118                4,349
Net cash from (used for)
   operating activities                                   6,181               (7,161)

Investing activities
  Capital expenditures                                  (14,963)             (12,841)
  Cash investment in joint
        venture - net                                    (1,993)              (1,500)
  Purchase of marketable
        securities - net                                    729               (2,069)
  Acquisition - net of cash acquired                   (140,116)                   0
Net cash (used) for
     investing activities                              (156,343)             (16,410)

Financing activities
  Borrowings                                            175,384               24,853
  Debt payments                                          (5,951)                (563)
  Unearned ESOP
     compensation decrease                                1,110                1,125
  Employee stock plans and other                          1,373                1,359
  Dividends paid                                         (4,637)              (4,706)
Net cash provided for
   financing activities                                 167,279               22,068

Increase (decrease)
 in cash and cash equivalents                            17,117               (1,503)

Cash and cash equivalents
  - beginning of period                                  10,327                8,392
  - end of period                                       $27,444               $6,889

See Notes to Consolidated Financial Statements.

PENTAIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions for Form 10-Q and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's
Annual Report on Form 10-K for the year ended December 31,
1993, previously filed with the Commission.

2.  The results of operations for the three months ended March
31, 1994 are not necessarily indicative of the operating results to be expected for the full year.

3. Income tax provisions for interim periods are based on the current best estimate of the effective federal, state and foreign income tax rates.

4. Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. The tax benefits applicable to preferred dividends paid to ESOPs are: for allocated shares, credited to income tax expense; and for unallocated shares, credited to retained earnings and are not considered earnings applicable to common stock.

Fully diluted computations assume full conversion of each series of preferred stock into common stock, the elimination of preferred dividend requirements, and the recognition of the tax benefit on deductible ESOP dividends applicable to allocated shares payable based on the converted common dividend rate. Conversion was assumed during the portion of each period that the securities were outstanding.


5.  The long-term debt is summarized as follows ($ millions):

                                                       March 31,         December 31,
                                                            1994                 1993

Revolving credit loans                                     $174                  $65
Private placement debt                                      160                  160
Other                                                        92                   15
TOTAL                                                       426                  240
Current maturities                                           (5)                  (1)
Total long-term debt                                       $421                 $239

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $69 million of the March 31, 1994 retained earnings were unrestricted for such purposes.

6. The Company uses the equity method of accounting for its Joint Ventures, Lake Superior Paper Industries (LSPI) and LSPI
Fiber. First quarter operations are summarized as follows ($ millions):

                                                            1994                 1993

Net Sales                                                  $39.1                $34.2
Operating Income (Loss)                                      1.8                 (.9)
Pre-Tax Income (Loss)                                         .8                (1.6)

7.  Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                                                          Three Months Ended March 31
                                                            1994                 1993
Interest paid (net of capitalized interest)               $8,992               $4,258
Income tax payments                                        3,241                6,396

All outstanding shares of the Pentair, Inc. $1.50 Cumulative
Convertible Preferred Stock, Series 1987 were called for redemption on March 15, 1993. In lieu of redemption, substantially all of the preferred shares were converted into approximately 1,450,780 shares of common stock. This conversion is treated as a non-cash transaction.

8.  Acquisition

On February 28, 1994, the Registrant completed the purchase from Fried. Krupp Hoesch-Krupp of all of the net assets and business of the Schroff Group (Schroff), including the stock of its international subsidiaries, for $154 million paid in cash at closing, which includes $1.7 million in interest accrued from January 1, 1994, the economic transfer date.

The operating assets of the Schroff manufacturing facilities in Germany were acquired by a new indirect German subsidiary of the Registrant, Schroff GmbH, subject to normal payables and accruals of the business. These assets were used by Schroff in the manufacture of cabinets, cases, subracks and accessories for the electronics industry. Schroff GmbH is continuing its predecessor's business and will use the assets in the same manner as before.

The outstanding stock of all of the European subsidiaries of Schroff was acquired by a new wholly-owned subsidiary of the Registrant, EuroPentair GmbH, which also owns the stock of the new Schroff GmbH. The outstanding stock of the non-European subsidiaries of Schroff, which includes its U.S. subsidiary Schroff, Inc., was acquired by FC Holdings Inc., a wholly-owned U.S. subsidiary of the Registrant.

Pro Forma Financial Information

The Schroff operating results are included in the company's consolidated results from January 1, 1994. The following pro forma financial information assumes the acquisition occurred at the beginning of 1993. These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993, or of the results which may occur in the future.

(Unaudited)

                                        Year Ended
                                    December 31, 1993

Net Sales                               $1,480.2   million
Net Income                                 $46.8   million
Earnings Per Share
  Primary                                  $2.27
  Diluted                                  $2.21










ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION

Selected information for business segments for the three months ended
 March 31, 1994 and 1993
follows ($ millions):
                                                                  General
                                                  Specialty     Industrial        Paper          Joint         General
                                                  Products       Equipment      Products       Ventures       Corporate     Total

1994
Net Sales                                          $109.9         $187.1         $ 92.3           $0.0         $0.0         $389.3
Operating Income                                     11.4           16.7            4.2            0.4         (6.0)          26.7
Identifiable Assets                                 216.3          597.4          261.1           73.6         61.3        1,209.7
Depreciation                                          2.2            7.6            6.5            0.0          0.0           16.3
Capital Expenditures                                  2.4            6.2            6.4            0.0          0.0           15.0

1993
Net Sales                                          $ 95.9         $128.2         $ 97.7           $0.0         $0.0         $321.8
Operating Income                                      9.6            9.5            6.7           (0.8)        (3.9)          21.1
Identifiable Assets                                 192.1          379.7          235.3           59.0         29.9          896.0
Depreciation                                          1.9            4.1            6.1            0.0          0.1           12.2
Capital Expenditures                                  1.1            2.4            9.3            0.0          0.0           12.8

RESULTS OF OPERATIONS

Pentair reported net income of $11.1 million, or 52 cents per fully diluted share, on consolidated net sales of $389.3 million for the three months ended March 31, 1994. This represented a 16.8 percent increase in net income and a 20.9 percent increase in sales over the first quarter of 1993. The first quarter 1993 net income was $9.5 million, or 44 cents per fully diluted share, on consolidated net sales of $321.8 million.

Specialty Products Segment. Net sales increased $14.0 million and operating income increased $1.8 million with each company in the segment contributing to the improvement. The increases reflect new products and further expansion into major home center distribution channels. The poor Canadian economy and the effect of falling Canadian foreign exchange rates had a negative impact on Specialty Products results.

General Industrial Equipment Segment. Sales increased $58.8 million and operating income increased $7.1 million. Schroff was a major contributor to the increased sales and operating income for the first three months of 1994. Electrical enclosure sales continued strong for the first quarter of 1994, assisted by the strength in durable goods spending in the U.S. Sporting ammunition sales were also higher and margins improved with lower raw material costs. Lubrication and material dispensing sales and profits were comparable to the prior year. The weakness of the European economy continues to impact the results of the Lincoln business.

Paper Products Segment. Net sales decreased $5.4 million and operating income decreased $2.7 million. Coated groundwood paper volume was down 5.2% and prices were down 1.6% over the first quarter of 1993. Uncoated paper volume was down 3.9% and prices were down only .8%.
Although prices in the market were down, lower raw material costs for the first two months of 1994 and operating efficiencies helped to offset the decrease.

Joint Venture.  Tons shipped were up 6.0% and prices were up
2.2%. This business continues to be influenced by worldwide industry overcapacity in both the lightweight coated and SCA markets.




FINANCIAL CONDITION


In 1994 as in 1993, net income adjusted for non-cash items provided much of the funds for seasonal working capital increases which consisted of accounts receivable dating programs and building of inventory levels. Borrowings financed some operating needs along with capital expenditures of $15.0 million in 1994 and $12.8 million in 1993. The percentage of long-term debt to total capital was 53% at March 31, 1994 compared to 39% at December 31, 1993, substantially all of which was due to the acquisition of Schroff during the first quarter of 1994. Revolving credit facilities were used to fund the acquisition of Schroff.

The full year 1994 cash flow from operations is expected to be comparable to 1993. Working capital needs will grow as total sales increase. Capital expenditures are expected to be about $80-90 million in 1994 as compared to $73.4 million in 1993.

Effective as of February 11, 1994, Pentair entered into revolving credit facilities with a group of six banks, Continental Bank N.A., Morgan Guaranty Trust Company of New York, J.P.
Morgan Delaware, First Bank National Association, Norwest
Bank Minnesota, N.A. and NBD Bank, N.A. Two parallel facility agreements provide for aggregate credit lines of $170 million divided among two bank groups. Pentair's outstanding Bid
Loan Agreement with certain of these banks was amended in a related transaction. The facility agreements provide for revolving credits for a three-year period, unless extended, at the expiration of which period the outstanding loans are converted into a term loan having a four-year repayment period. The credit facilities are unsecured and include certain financial and other covenants on the part of Pentair.

In addition, Pentair and its new subsidiary formed in connection with the Schroff acquisition, EuroPentair GmbH, entered into a 115 million Deutschmark (approximately US $65 million) facility agreement as of February 11, 1994 with Morgan Guaranty Trust Company of New York, Continental Bank N.A., NBD Bank N.A., and Dresdner Bank AG. EuroPentair's obligations under the Deutschmark agreement are guaranteed by the Registrant.
This facility is similar to the two other domestic credit agreements, but provides for borrowings and repayments in German marks or certain other European currencies. This facility also provides for unsecured revolving loans for a three-year period with a similar term loan conversion and four-year repayment period. Substantially all of the available credit under this agreement was borrowed at the closing of the Schroff acquisition.

The three revolving credit facilities discussed above replace previous credit agreements between Pentair and these banks for revolving credit in the aggregate amount of $225 million.

Based upon current operating expectations, credit available under revolving credit facilities and private placements is adequate to cover seasonal working capital and long-term capital expenditure requirements.


OUTLOOK

In general, the Company is strong and well-positioned to continue its growth. The strong emphasis on product development and aggressive efforts at expanding distribution channels that helped during the recent weak economic cycle are expected to continue to grow market share and sales and profit growth. The company does not foresee a significant recovery in the European and Canadian economies in the short term. Such a recovery would have a favorable impact to some degree on future results.

In all businesses, sales are expected to respond to new products and enhanced customer service. In particular, sales in the Specialty Products segment should benefit from a continued focus on market expansion through new distribution channels such as homecenter chains and lumberyards.
Certain businesses have reduced product and operating costs over the last few years, so profitability should respond positively to increased sales. In the paper industry, some paper manufacturers have taken downtime to cut inventories.
This may reduce domestic industry capacity, helping to correct the current supply-demand imbalance. In the premium paper industry, marketing and distribution strategies emphasizing high demand recycle specialty grades and prompt delivery of value-added product have been put in place and continue to contribute to profitability. Signs of price increases in Europe may help the SCA and LWC markets, if the European manufacturers withdraw tonnage from the U.S. markets and redirect it to their home markets.


PART II - OTHER INFORMATION

ITEM 1 -Legal Proceedings

McNeil (Ohio) Corporation. F.E. Myers (Myers), a division of McNeil (Ohio) Corporation, three other pump manufacturers and a distributor were sued on April 18, 1994 by two environmental groups pursuant to California Health and Safety Code Section 25249 (Proposition 65) and the Unfair Practices Act, Business and Professions Code Section 17200. Basic information concerning this matter was previously reported in the Company's Form 10-K for the year ending December 31, 1993. The lawsuit alleges violations of California law arising from discharge of lead from submersible water pumps into drinking water. Claims have been made for injunctive relief, statutory penalties and damages. Myers was not sued in a separate Proposition 65 suit filed by the State of California against the three other pump manufacturers. Based on the information currently known, the Registrant believes that this matter is unlikely to result in material liability.


ITEM 4 -Results of Votes of Security Holders

(a)The annual meeting of shareholders was held on April 20, 1994.

(c)The only matters voted upon at the annual meeting were the election of directors and the approval of auditors. The vote tallies are as follows:

DIRECTORS:

                       C. A. Haggerty       H. V. Haverty       D. E. Nugent

FOR                      17,674,305          17,676,382          17,652,285
WITHHELD                    134,456             132,379             156,476

AUDITORS:             Deloitte & Touche

FOR                      17,568,967
AGAINST                    92,616
ABSTAIN                    147,718
BROKER
 NON-VOTES                    0

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number
11     Calculation of Earnings per Common and Common
          Equivalent Share

(b)  Reports on Form 8-K.

A report on Form 8K was filed on January 4, 1994 disclosing the definitive agreement to acquire the Schroff Group from Fried. Krupp AG Hoesch-Krupp of Germany.

A Form 8K/A (Amendment to Form 8K which was filed on
January 4, 1994) was filed on January 10, 1994 disclosing the purchase agreement for the transaction.

A report on Form 8K was filed on March 14, 1994 reporting the completion of the acquisition.

A Form 8K/A (Amendment to Form 8K which was filed on
March 14, 1994) was filed on May 13, 1994 disclosing the financial statements of the business acquired (Schroff) and the pro forma financial information for Pentair and Schroff.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


/s/ David D. Harrison
Senior Vice President and
Chief Financial Officer

May 13, 1994

EXHIBIT INDEX

Exhibit Number

11   Calculation of Earnings per Common and
       Common Equivalent Share