Form 10-Q
period 1994-06-30
PENTAIR INC
filed 1994-07-28
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


FORM 10-Q



(Mark One)
X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1994

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


The number of shares outstanding of Registrant's only class of common stock on June 30, 1994 was 18,198,210.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
   Results of Operations and Financial Condition



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
($ expressed in thousands except per share amounts)

                          Six Months Ended      Quarter Ended
                          June 30              March 31

                            1994      1993     1994      1993

Net sales               $781,189  $642,112 $391,937 $320,283

Operating costs
  Cost of goods sold    585,194   488,987   294,442  244,078
  Selling, general
   and administrative   143,305   109,755    71,162   54,795
  Total operating costs 728,499   598,742   365,604  298,873

                         52,690    43,370    26,333   21,410
Equity in joint
  venture income (loss)     499      (966)      121     (149)
Operating income         53,189    42,404    26,454   21,261

Interest expense (net)   14,964    10,222     7,129    5,079

Income before
  income taxes           38,225   32,182    19,325   16,182
Provision for
  income taxes           15,300   12,900     7,500    6,400

Net income               22,925    19,282    11,825    9,782
Preferred
  dividend requirements   2,731     3,397     1,365    1,397
Earnings applicable
 to common stock        $20,194   $15,885   $10,460   $8,385

Earnings per share:
  Primary                  $1.10      $.91     $.57      $.46
  Diluted                  $1.08      $.90     $.56      $.46

Weighted average common and common equivalent shares:
  Primary                 18,376    17,450  18,380    18,328
  Diluted                 21,004    18,806  21,003    18,849

See Notes to Consolidated Financial Statements.



PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                                     June 30,    December 31,
ASSETS                                   1994            1993
Current assets

Cash and cash equivalents            $17,587         $10,327
  Accounts receivable - net          243,993         200,425
  Inventories
   Finished goods                    157,393         122,712
   Work in process                    42,546          35,315
   Raw materials                      47,914          35,108
   Supplies                            5,862           5,691
     Total inventory                 253,715         198,826
  Deferred income taxes               22,278          21,575
  Other current assets                 7,685           7,627
Total current assets                 545,258         438,780

Property, plant and equipment        719,063         621,617
  Less accumulated depreciation      335,199         305,751
Property, plant and
 equipment - net                     383,864         315,866
Marketable securities -
     insurance subsidiary             18,830          18,594
Investment in joint ventures          68,704          72,867
Goodwill - net                       169,736          88,970
Other assets                          27,307          23,724
TOTAL ASSETS                      $1,213,699        $958,801

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                   $97,855         $93,820
  Compensation and other
       benefits accruals              59,959          42,737
  Income taxes                         8,848           8,787
  Accrued product claims
       and warranties                 23,894          22,256
  Accrued expenses and
       other liabilities              69,829          50,075
  Current maturities of debt           3,223             803
Total current liabilities            263,608         218,478

Long-term debt                       408,107         238,856
Other liabilities                     24,572          18,911
Deferred income taxes                  8,369           7,518
Pensions and other
       retirement compensation        36,164          29,687
Postretirement medical and
       other benefits                 61,390          60,637
Reserves - insurance subsidiary       17,499          13,865
Commitments and contingencies

Shareholders' equity
Preferred stock - at liquidation value
Authorized:  2,500,000 shares
Outstanding:  1994 - 1,966,053        68,963          69,380
                   1993 - 1,976,443
Unearned compensation
   relating to ESOP                  (33,233)        (35,453)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:  1994 - 18,198,210        3,033           3,022
                   1993 - 18,134,638
Additional paid-in capital           165,117         163,460
Cumulative translation adjustment      5,561            (287)
Minimum pension
   liability adjustment               (6,760)         (6,760)
Retained earnings                    191,309          177,487
    Total shareholders' equity       393,990          370,849
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY         $1,213,699         $958,801

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                          Six Months Ended
                                      June 30         June 30
                                         1994            1993
Cash provided by (used for)
Operating activities

Net income                           $22,925         $19,282
  Adjustments to reconcile net
     income to net cash provided
     by operating activities
   Depreciation                       30,636          24,267
   Amortization                        2,811           1,235
   Deferred income taxes                 148          (2,038)
   Undistributed loss (earnings)
      from joint venture                (499)            966
   Changes in assets and liabilities,
      net of effects of acquisition
     Accounts receivable             (20,607)         (7,985)
     Inventories                     (27,881)        (18,972)
     Accounts payable                 (1,759)        (16,737)
     Income taxes                     (1,215)         (4,221)
     Pensions and other
        retirement compensation        6,477           4,031
     Reserves - insurance subsidiary   3,634           4,154
     Other assets/liabilities - net   15,148           6,660
Net cash from
   operating activities               29,818          10,642

Investing activities
  Capital expenditures               (37,883)        (24,620)
  Cash investment in joint
        venture - net                  4,662             511
  Purchase of marketable
        securities - net                (236)         (4,060)
  Acquisition - net of
        cash acquired               (140,116)              0
Net cash (used) for
     investing activities           (173,573)        (28,169)

Financing activities
  Borrowings                         158,235         123,957
  Debt payments                       (6,193)       (101,217)
  Unearned ESOP
     compensation decrease             2,220           2,250
  Employee stock plans and other       1,731           1,675
  Dividends paid                      (9,276)         (9,168)
Net cash provided for
   financing activities              146,717          17,497

Effect of currency
 exchange rate changes                 4,298               0

Increase (decrease)
 in cash and cash equivalents          7,260             (30)

Cash and cash equivalents
  - beginning of period               10,327           8,392
  - end of period                    $17,587          $8,362

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

2. The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the operating results to be expected for the full year.

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





5.  The long-term debt is summarized as follows ($ millions):

                               6/30/94  12/31/93

Revolving credit loans           $156       $65
Private placement debt            160       160
Other                              95        15
TOTAL                             411       240
Current maturities                 (3)       (1)
Total long-term debt             $408      $239

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $104 million of the June 30, 1994 retained earnings were unrestricted for such purposes.

6. The Company uses the equity method of accounting for its Joint Ventures, Lake Superior Paper Industries (LSPI) and LSPI
Fiber.

Operations for the periods ending June 30 are summarized as follows ($ millions):

                                Six Months Ended
                                  1994      1993

Net Sales                        $78.4     $71.5
Operating Income (Loss)            3.0      (.4)
Pre-Tax Income (Loss)              1.0     (2.0)

                               Three Months Ended
                                  1994      1993

Net Sales                        $39.3     $37.3
Operating Income (Loss)            1.2        .5
Pre-Tax Income (Loss)               .2      (.4)

7.  Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                                      Six Months
                                   Ended June 30
                                  1994      1993

Interest paid (net of
   capitalized interest)       $15,294    $9,206
Income tax payments             15,281    15,988

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION

Selected information for business segments for the six months ended June 30, 1994 and 1993 follows ($ millions):

                                             General
                               SpecialtyIndustrial   Paper     Joint   General
                               Products  Equipment Products  Ventures Corporate   Total

1994

Net Sales                   $216.3    $381.0    $183.9    $0.0     $0.0   $781.2
Operating Income              21.4      35.4       5.9     0.5    (10.0)    53.2
Identifiable Assets          209.0     621.2     267.0    68.7     47.8  1,213.7
Depreciation                   4.5      13.0      13.1     0.0      0.0     30.6
Capital Expenditures           4.6      17.0      16.2     0.0      0.1     37.9

1993
Net Sales                   $188.0    $263.0    $191.1    $0.0     $0.0   $642.1
Operating Income              17.4      20.2      14.3    (1.0)    (8.5)    42.4
Identifiable Assets          182.7     392.4     235.2    56.8     37.4    904.5
Depreciation                   3.9       8.3      12.1     0.0      0.0     24.3
Capital Expenditures           2.2       5.6      16.8     0.0      0.0     24.6


RESULTS OF OPERATIONS

Pentair reported net income of $22.9 million, or $1.08 per fully diluted share, on consolidated net sales of $781.2 million for the six months ended June 30, 1994. This represented a 18.9 percent increase in net income and a 21.7 percent increase in sales over the first half of 1993. The first half 1993 net income was $19.3 million, or 90 cents per fully diluted share, on consolidated net sales of $642.1 million.

Specialty Products Segment. Net sales increased $28.2 million or 15.0% and operating income increased $4.0 million or 22.7% with each company in the segment contributing to the improvement. The increases reflect new products and further expansion into major home center distribution channels.
Strong domestic retail activity contributed to improved earnings.

General Industrial Equipment Segment.  Sales increased
$118.0 million or 44.9% and operating income increased $15.2 million or 75.2%. Schroff was a major contributor to the increased sales and operating income for the first half of 1994. Electrical enclosure sales continued strong for the first six months of 1994, assisted by the strength in durable goods spending in the U.S. Sporting ammunition sales increased due to excellent demand while margins improved as well with lower raw material costs. Lubrication and material dispensing sales and profits were comparable to the prior year due in part to a more stable European economy.

Paper Products Segment. Net sales decreased $7.2 million or 3.8% and operating income decreased $8.4 million or 58.7%. Prices were down 3.3% over the first half of 1993. These results were attributable to continuing price weakness in the coated paper market and increased competition for uncoated paper sales. As a result of the competition, the company chose to build inventory at its uncoated distribution center facility. Also during this quarter, the newest mill in Dayton started production and sold a small amount of introductory paper. This did not have a material effect on the quarters results. Continuing world-wide oversupply in printing and writing papers continue to depress paper pricing.

Joint Venture. Tons shipped were up 2.5% and prices were unchanged. Profitability has been achieved through operating efficiencies and cost reduction activities. This business continues to be influenced by worldwide industry overcapacity in both the lightweight coated and SCA markets.


FINANCIAL CONDITION


In 1994 as in 1993, net income adjusted for non-cash items provided much of the funds for seasonal working capital increases of accounts receivable and inventory. Capital expenditures for the first six months were $37.9 million in 1994 and $24.6 million in 1993. The increase is largely attributable to a couple of major projects at two businesses. The percentage of long-term debt to total capital was 51% at June 30, 1994 compared to 39% at December 31, 1993, largely due to the acquisition of Schroff during the first quarter of 1994. Revolving credit facilities and other foreign credits were used to fund the acquisition of Schroff.

The full year 1994 cash flow from operations is expected to be higher than 1993 with the contributions of the new Schroff business and focus on controlling working capital. Capital expenditures are expected to be about $100 million in 1994 as compared to $73.4 million in 1993.

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

Based upon current operating expectations, credit available under revolving credit facilities and private placements is more than adequate to cover seasonal working capital and capital expenditure requirements.


OUTLOOK

In general, the Company is strong and well-positioned to continue its growth. The strong emphasis on product development and aggressive efforts at expanding distribution channels that helped during the recent weak economic cycle are expected to continue to grow market share, sales and profitability. The European economy is showing some signs of improving which should help General Industrial Equipment segment results.

In all businesses, sales are expected to continue to respond to new products and enhanced customer service. In particular, sales in the Specialty Products segment should benefit from a continued focus on market expansion through new distribution channels such as homecenter chains and lumberyards.
Certain businesses have reduced product and operating costs over the last few years, so profitability should respond positively to increased sales. The durable goods market continues to enhance the sales of electrical enclosures domestically and a recovery in Europe would boost sales of Schroff products.

Low operating rates in the domestic printing and writing papers will keep prices depressed. There has been a continued downward trend in pricing in most paper grades. With the recent increase in the cost of market pulp, the already narrow margins of our paper businesses have been squeezed even harder. Signs of price increases in Europe may help the SCA and LWC markets, if the European manufacturers withdraw tonnage from the U.S. markets and redirect it to their home markets. Pentair's position in the uncoated premium paper niche market has attracted increased competition offering similar marketing, distribution, and product benefits previously adopted by Pentair.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

McNeil (Ohio) Corporation - F.E. Myers (Myers), a division of McNeil (Ohio) Corporation, is currently involved with the remediation of soil surrounding two underground storage tanks on property owned by Myers prior to September 1986. Basic information concerning that remediation was previously reported in the Company's Form 10-K for the year ending
December 31, 1993. In June 1994, during the remediation process, it was determined that groundwater contamination exists. At this time, Myers is investigating the extent of the groundwater contamination, but does not have sufficient information to determine whether the matter is likely to result in liability to Myers that is material to the Registrant's overall financial statements.

ITEM 5 - Other Information

As discussed in Registrant's 1993 Form 10-K regarding operational environmental matters, its Niagara subsidiary was notified by the Michigan Department of Natural Resources
(MDNR) that Niagara's sludge lagoons violate MDNR regulations. Niagara is engaged in discussions with the MDNR over testing of its sludge to determine its suitability as closure material. If it is not determined suitable, it will be necessary to accelerate closure of the lagoons. Niagara estimates the cost of acceleration of closure to be approximately $5 million.
Niagara is also studying alternative disposal methods if acceleration is required. Alternative sludge disposal methods for future operations are believed to be available which would be comparable in cost to that incurred for sludge disposal by other similarly situated pulp and paper mills.

In addition, Niagara intends to expand groundwater monitoring at the site to determine the extent of any groundwater contamination. It is possible that some remediation at the site may be required; but the Registrant does not anticipate that the cost of any such remediation will have a material impact on Registrant's financial condition or operations.



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

July 28, 1994

EXHIBIT INDEX

Exhibit Number

11   Calculation of Earnings per Common and
       Common Equivalent Share