Form 10-Q
period 1994-09-30
PENTAIR INC
filed 1994-11-14
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-Q



(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
For the quarterly period ended September 30, 1994

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


The number of shares outstanding of Registrant's only class of common stock on September 30, 1994 was 18,224,524.

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
($ expressed in thousands except per share amounts)

                            Nine Months Ended            Quarter Ended
                                 September 30             September 30

                               1994       1993              1994        1993
Net sales                $1,207,259   $987,618          $426,070    $345,506

Operating costs
  Cost of goods sold        910,231    748,739           325,037     259,752
  Selling, general
   and administrative       215,850    167,656            72,545      57,901
   Total operating costs  1,126,081    916,395           397,582     317,653

                             81,178     71,223            28,488      27,853
Equity in joint
  venture income (loss)       1,309     (1,349)              810        (383)
Operating income             82,487     69,874            29,298      27,470

Interest expense (net)       21,787     15,597             6,823       5,375

Income before income taxes   60,700     54,277            22,475      22,095
Provision for income taxes   24,000     21,700             8,700       8,800

Net income                   36,700     32,577            13,775      13,295
Preferred
  dividend requirements       4,094      4,779             1,363       1,382
Earnings applicable
 to common stock            $32,606    $27,798           $12,412     $11,913


Earnings per share:
  Primary                     $1.77      $1.57              $.67       $.66
  Diluted                     $1.72      $1.53              $.64       $.63

Weighted average common
 and common equivalent
 shares:
  Primary                   18,400     17,750             18,446     18,353
  Diluted                   21,023     20,956             21,059     20,996


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                                 September 30   December 31
ASSETS                                   1994          1993

Current assets

Cash and cash equivalents             $20,542       $10,327
  Accounts receivable - net           264,443       200,425
  Inventories
   Finished goods                     152,970       122,712
   Work in process                     44,126        35,315
   Raw materials                       50,279        35,108
   Supplies                             5,683         5,691
     Total inventory                  253,058       198,826
  Deferred income taxes                22,542        21,575
  Other current assets                  7,225         7,627
Total current assets                  567,810       438,780

Property, plant and equipment         745,299       621,617
  Less accumulated depreciation       352,546       305,751
Property, plant and
 equipment - net                      392,753       315,866
Marketable securities -
     insurance subsidiary              21,709        18,594
Investment in joint ventures           69,015        72,867
Goodwill - net                        172,206        88,970
Other assets                           26,661        23,724
TOTAL ASSETS                       $1,250,154      $958,801

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                    $99,145       $93,820
  Compensation and other
       benefits accruals               56,650        42,737
  Income taxes                         16,587         8,787
  Accrued product claims
       and warranties                  24,625        22,256
  Accrued expenses and
       other liabilities               76,633        50,075
  Current maturities of debt            2,482           803
Total current liabilities             276,122       218,478

Long-term debt                        417,686       238,856
Other liabilities                      22,435        18,911
Deferred income taxes                   9,056         7,518
Pensions and other
       retirement compensation         34,515        29,687
Postretirement medical and
       other benefits                  61,599        60,637
Reserves - insurance subsidiary        19,387        13,865
Commitments and contingencies

Shareholders' equity
Preferred stock - at liquidation value
Authorized:  2,800,000 shares
Outstanding:  1994 - 1,958,526         68,675       69,380
              1993 - 1,976,443
Unearned compensation
   relating to ESOP                   (29,123)     (35,453)

Common stock - par value, $.16 2/3
Authorized:  72,200,000 shares
Outstanding:  1994 - 18,224,524         3,037        3,022
              1993 - 18,134,638
Additional paid-in capital            165,593      163,460
Cumulative translation adjustment       7,218         (287)
Minimum pension
   liability adjustment                (6,760)      (6,760)
Retained earnings                     200,714      177,487
    Total shareholders' equity        409,354      370,849
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY          $1,250,154     $958,801

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                     Nine Months Ended
                                September 30      September 30
                                        1994              1993
Cash provided by (used for)

Operating activities

Net income                           $36,700           $32,577
  Adjustments to reconcile net
     income to net cash provided
     by operating activities
   Depreciation                       48,182            35,537
   Amortization                        4,319             1,853
   Deferred income taxes                 571            (2,108)
   Undistributed loss (earnings)
      from joint venture              (1,309)            1,349
   Changes in assets and liabilities,
      net of effects of acquisition
     Accounts receivable             (41,057)         (30,002)
     Inventories                     (29,074)         (18,632)
     Accounts payable                   (469)         (19,065)
     Compensation and
          other benefits accruals      7,584            9,133
     Income taxes                      7,445            2,546
     Pensions and other
        retirement compensation        4,828            6,001
     Reserves - insurance subsidiary   5,522            6,115
     Other assets/liabilities - net    6,631            4,395
Net cash from
   operating activities               49,873           29,699

Investing activities
  Capital expenditures               (58,793)         (39,312)
  Cash investment in joint
        venture - net                  5,161           (4,149)
  Purchase of marketable
        securities - net              (3,115)          (7,448)
  Acquisition - net of
        cash acquired               (140,291)               0
Net cash (used) for
     investing activities           (197,038)         (50,909)

Financing activities
  Borrowings                         167,832          130,853
  Debt payments                       (8,091)        (102,539)
  Unearned ESOP
     compensation decrease             6,330            3,875
  Employee stock plans and other       2,253            1,924
  Dividends paid                     (13,916)         (13,629)
Net cash provided for
   financing activities              154,408           20,484

Effect of currency
 exchange rate changes                 2,972                0

Increase (decrease)
 in cash and cash equivalents         10,215             (726)

Cash and cash equivalents
  - beginning of period               10,327            8,392
  - end of period                    $20,542           $7,666

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

2.  The results of operations for the nine months ended
September 30, 1994 are not necessarily indicative of the operating results to be expected for the full year.

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

5.  Statement of Cash Flows

The following is supplemental information for the periods ending September 30 relating to the Statement of Cash Flows
($000's):

                                    Nine Months Ended
                                     1994         1993

Interest paid (net of
   capitalized interest)          $23,624      $15,082
Income tax payments                17,892       17,961

All outstanding shares of the Pentair, Inc. $1.50 Cumulative
Convertible Preferred Stock, Series 1987 were called for redemption on March 15, 1993. In lieu of redemption, substantially all of the preferred shares were converted into approximately 1,450,780 shares of common stock. This conversion is treated as a non-cash transaction.

6.  The long-term debt is summarized as follows ($ millions):

                            9/30/94       12/31/93

Revolving credit loans         $164            $65
Private placement debt          160            160
Other                            96             15
TOTAL                           420            240
Current maturities               (2)            (1)
Total long-term debt           $418           $239

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $105 million of the September 30, 1994 retained earnings were unrestricted for such purposes.

7. The Company uses the equity method of accounting for its Joint Ventures, Lake Superior Paper Industries (LSPI) and
LSPI Fiber.

Financial results for LSPI and LSPI Fiber for the periods ending September 30 are summarized as follows ($ millions):

                          Nine Months Ended
                             1994        1993

Net Sales                  $112.2      $106.0
Operating Income (Loss)       5.9         (.4)
Pre-Tax Income (Loss)         2.6        (2.7)

                           Quarter Ended
                             1994        1993

Net Sales                   $33.8       $34.5
Operating Income (Loss)       2.9         0.0
Pre-Tax Income (Loss)         1.6         (.7)

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

(Unaudited)

               Year Ended   9 Months Ended
                12/31/93        9/30/93
($ millions)
Net Sales     $1,480.2        $1,101.6
Net Income       $46.8           $32.6

Earnings Per Share
  Primary        $2.27           $1.58
  Diluted        $2.21           $1.54

 These results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1993, or of the results which may occur in the future.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION

Selected information for business segments for the nine months ended September 30, 1994 and 1993 follows ($ millions):

                              General
                     Specialty  Ind    Paper    Joint   General
                     Products  Equip   Products Ventures  Corp    Total

1994
Net Sales             $327.2   $595.0  $285.1    $0.0    $0.0     $1,207.3
Operating Income        32.2     57.1     7.0     1.3   (15.1)        82.5
Identifiable Assets    219.6    635.9   269.5    69.0    56.2      1,250.2
Depreciation             6.6     21.9    19.6     0.0     0.1         48.2
Capital Expenditures     7.5     27.3    23.8     0.0     0.2         58.8

1993
Net Sales             $293.7   $404.1  $289.8    $0.0    $0.0       $987.6
Operating Income        28.0     31.5    24.8    (1.3)  (13.1)        69.9
Identifiable Assets    190.2    405.0   240.0    61.1    39.2        935.5
Depreciation             5.8     11.6    18.1     0.0     0.0         35.5
Capital Expenditures     3.9      8.7    26.6     0.0     0.1         39.3

RESULTS OF OPERATIONS

Pentair reported net income of $36.7 million, or $1.72 per fully diluted share, on consolidated net sales of $1,207.3 million for the nine months ended September 30, 1994. This represented a 12.7 percent increase in net income and a 22.2 percent increase in sales over the same nine month period of 1993.
The nine month 1993 net income was $32.6 million, or $1.53
per fully diluted share, on consolidated net sales of $987.6 million.

Specialty Products Segment. Net sales increased $33.5 million or 11.4% and operating income increased $4.2 million or 15.0% with each company in the segment contributing to the improvement. The increases reflect new products and further expansion into major home center distribution channels.
Strong domestic retail activity contributed to improved earnings.
W. R. Grainger was signed on as a major new distribution customer in the pump business. Strong retail sales are anticipated in the fourth quarter at the two tool businesses.

General Industrial Equipment Segment.  Sales increased
$190.9 million or 47.2% and operating income increased $25.6 million or 81.3%. Schroff was a major contributor to the increased sales and operating income for 1994. Electrical enclosure sales continued very strong in the third quarter, assisted by the strength in durable goods and machine tool spending in the U.S. Sporting ammunition sales increased due to unusually high demand while margins improved as well with lower raw material costs. Lubrication and material dispensing sales and profits were slightly higher as compared to the prior year due in part to noticeable growth in the German economy, increased demand in the truck and trailer industry, and new products.

Paper Products Segment.  Net sales decreased $4.7 million or
1.6% and operating income decreased $17.9 million or 71.8%.
Net selling prices were down 4.5% over 1993 pricing. These results were attributable to continuing price weakness in the coated paper market and increased competition for uncoated paper sales. Paper pricing is improving and will continue to improve into the fourth quarter of 1994, however, increased prices in raw materials continue to diminish margins. Entering the fourth quarter, demand is very strong in the U.S. markets and backlogs are strong.

Joint Venture.  Tons shipped were up 4.3% and prices were up
1.5%. Profitability has been achieved through operating efficiencies and cost reduction activities. U.S. market demand is strong.


FINANCIAL CONDITION


In 1994 as in 1993, net income adjusted for non-cash items provided much of the funds for seasonal working capital increases of accounts receivable and inventory. The inventory increase is largely attributable to the Schroff acquisition and to preparation at two businesses for seasonal fourth quarter activity. Capital expenditures for the first nine months were $58.8 million in 1994 and $39.3 million in 1993. The percentage of long-term debt to total capital was 51% at September 30, 1994 compared to 39% at December 31, 1993, largely due to the acquisition of Schroff during the first quarter of 1994. Revolving credit facilities and other foreign borrowings were used to fund the acquisition of Schroff.

The full year 1994 cash flow from operations is expected to be higher than 1993 with the contributions of the new Schroff business, higher earnings and improved working capital turnover. Capital expenditures are expected to be about $90 million in 1994 as compared to $73.4 million in 1993.

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

In addition, Pentair and its new subsidiary formed in connection with the Schroff acquisition, EuroPentair GmbH, entered into a DM 115 million (approximately US $65 million) facility agreement as of February 11, 1994 with Morgan Guaranty
Trust Company of New York, Continental Bank N.A., NBD Bank
N.A., and Dresdner Bank AG. EuroPentair's obligations under the Deutschmark agreement are guaranteed by the Registrant.
This facility is similar to the two other domestic credit agreements, but provides for borrowings and repayments in German marks or certain other European currencies. This facility also provides for unsecured revolving loans for a three-year period with a similar term loan conversion and four-year repayment period. Substantially all of the available credit under this agreement was borrowed at the closing of the Schroff acquisition.

The three revolving credit facilities discussed above replace previous credit agreements between Pentair and these banks for revolving credit in the aggregate amount of $225 million.

Based upon current operating expectations, credit available under revolving credit facilities and private placements is more than adequate to cover seasonal working capital and capital expenditure requirements.


OUTLOOK

In general, the Company is strong and well-positioned to continue its growth. The strong emphasis on enhanced manufacturing capability achieved through capital spending, product development and expansion of distribution channels are expected to continue to grow market share, sales and profitability.

In all businesses, sales are expected to continue to respond to new products, enhanced customer service and an improving U.S. economy.
In particular, sales in the Specialty Products segment should benefit from a continued focus on market expansion through new distribution channels such as homecenter hardware chains.

The durable goods market continues to enhance the sales of Hoffman electrical enclosures domestically and continuing recovery in Europe should boost sales of Schroff electronic products. Lincoln products are impacted by the same market factors.

Individual paper selling prices are increasing and will continue to increase, but, due to rapidly increasing raw material prices of market pulp and recyclable paper, margins are diminished.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

Cross Pointe Paper Corporation.
The Miami mill of Cross Pointe Paper Corporation (Miami) reached a settlement of $220,500 with the State of Ohio regarding alleged violations of Miami's water pollution control permit. Information concerning this matter was previously reported in the Company's Form 10-K for the year ending December 31, 1993.

Niagara of Wisconsin. (Niagara)
Niagara settled for $71,357.70, an enforcement action filed by the State of Wisconsin involving allegations of particulate emissions from Niagara's coal processing plant in excess of limits set in its permit. Information concerning this matter was previously reported in the Company's Form 10-K for the year ending December 31, 1993.

ITEM 5 - Other Information

On September 6, 1994, the Registrant announced it has retained CS First Boston to explore strategic alternatives for its paper businesses, including a possible sale. The Registrant is positioning itself to continue to focus on the growth of its industrial businesses.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number
11     Calculation of Earnings per Common and Common
          Equivalent Share

27     Financial Data Schedules

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended
September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


/s/ David D. Harrison
Senior Vice President and
Chief Financial Officer

November 14, 1994

EXHIBIT INDEX

Exhibit Number

11   Calculation of Earnings per Common and
       Common Equivalent Share

27   Financial Data Schedules