Form 10-K
PENTAIR INC
filed 1995-03-31
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE
            COMMISSION
     Washington, D. C.  20549

            FORM 10-K
(Mark One)

     X    ANNUAL REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
     For the fiscal year ended December 31, 1994

                OR

  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the transition period from __________________ to
____________________

Commission File No. 0-4689

              PENTAIR, INC.
(Exact name of Registrant as specified in its charter)

 Minnesota
(State or other jurisdiction of incorporation or organization)

  41-0907434
(I.R.S. Employer Identification No.)

1500 County Road B2 West, Suite 400, Saint Paul,
Minnesota             55113-3105
(Address of principal executive offices)
(Zip Code)

          (612) 636-7920
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

    1)   Common Stock, Par Value $.16  per share
    2)   Rights

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 21, 1995 was $730 million. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on February 21, 1995 was 18,316,470.



DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Annual Report to Shareholders for the year ended December 31, 1994 and Proxy
Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference as the Item of this Form 10-K indicated.

Part of Form 10-K                 Portion of Annual Report

Part I, Item 1.  Business -       Pages 29 and 53:
Financial information             Business Segment
 about industry segments,         Information;
foreign operations, research      Page 41:  Research and
and development and               Development;
 environmental matters.           Page 33: Environmental
                                  Matters and Page 44:
                                  Commitments and
                                  Contingencies-(Note 9)

Part II, Item 5.  Market for      Page 54:  Pentair Stock
Registrant's Common Equity        Data, Price Range and
and Related Stockholder           Dividends of
Matters.                          Common Stock.

Part II, Item 6.  Selected        Page 55: Selected
Financial Data.                   Financial Data - 10 Year
                                  Summary.

Part II, Item 7.  Management's    Pages 26-33:
 Discussion and Analysis of       Management's
Financial Condition and           Discussion and Analysis.
Results of Operations.

Part II, Item 8.                  Pages 34-53:
Financial                         Consolidated Statement
 Statements and                   of Income, Balance
Supplementary Data.               Sheet and Statement of
                                  Cash Flows, related
                                  Notes, Report of
                                  Independent Auditors
                                  and Quarterly Financial
                                  Data.

         Portion of Proxy Statement

Part III, Item 10.  Directors     Pages 2-5: Security
and Executive Officers            Ownership of
of the Registrant.                Management and
                                  Beneficial Ownership;
                                  Pages 5-7; Directors
                                  Standing for Election.

Part III, Item 11.                Pages 15-23:  Executive
Executive Compensation.           Compensation.


Part III, Item 12.  Security      Pages 2-5:  Security
Ownership of Certain Beneficial   Ownership of Management and
Owners and Management.            Beneficial Ownership.




PART I

Item 1.  Business

(a)  General Development of the Business.

The Registrant was incorporated in 1966 under the laws of Minnesota. In the past year, the Registrant has not changed its form of organization or mode of conducting business.
The Registrant grows through internal development and acquisitions. As in the past, periodic dispositions of assets or business units are possible when they no longer fit with the long-term strategies of the Registrant.

Effective January 1, 1994, the Registrant acquired the net assets and the subsidiaries of Schroff GmbH (Schroff) from Fried. Krupp AG Hoesch-Krupp for a cash purchase price of approximately $140 million net of cash acquired. Schroff manufactures and sells enclosures, cases, subracks and accessories for commercial electronic and instrumentation applications, with world-wide 1993 sales of approximately $160 million. While Schroff faces significant competition in each of its markets, it is the largest manufacturer of electronic enclosures and 19 inch subracks in the European market, in which the majority of Schroff sales are made.
The Registrant views Schroff as complementary to the electrical enclosure business of Hoffman Engineering and intends to develop these businesses using their respective strengths in technology, manufacturing, marketing and market position.

In September 1994, Pentair announced that it was exploring strategic alternatives for its paper businesses, including their possible sale. That course of action was chosen to achieve several objectives. First, to permit Pentair to focus its commitment and resources in the industrial products sector, continuing the strong growth and leading market positions these businesses have achieved. Second, to permit the paper businesses to seek their own opportunities and long-term goals. Third, to make Pentair a more understandable company to the investment community and its shareholders.

That process is ongoing. In February 1995, Pentair announced the sale of its uncoated paper business, Cross
Pointe Paper, to Noranda Forest for approximately $200 million. The sale is expected to close at the beginning of April 1995. Efforts continue toward completing the strategic alternatives for Niagara of Wisconsin and for the joint venture interest in Lake Superior Paper
Industries, the company's other paper businesses.

Pentair expects that its strategic refocusing will be completed in the course of 1995. Whatever the eventual outcome, Pentair is poised to aggressively expand into its chosen industrial markets.


(b)  Financial Information about Industry Segments.

The Registrant's business is conducted in three industry segments. The Specialty Products segment manufactures woodworking machinery; portable power tools; and pumps and pumping systems. The General Industrial Equipment segment manufactures electrical and electronic enclosures and wireways; industrial lubricating systems and material dispensing equipment; automotive service equipment; and sporting ammunition. The Paper Products segment manufactures printing papers in a variety of types and grades. Business segment financial information is found on page 29 and pages 52-53 (Note 18) of the 1994 Annual
Report to Shareholders.


Narrative Description of Business.

Description of the Specialty Products Segment:

    Products and marketing.

The following table sets forth, for each of the last three years, the Specialty Products segment product class net sales in excess of 10 percent of the Registrant's consolidated net sales .

                       1994   1993      1992
Stationary and
 Portable Power Tools   22%    24%       24%

     Total Segment      28%    31%       31%

Woodworking Machinery. The Registrant, through its subsidiary Delta International Machinery Corp. (Delta), manufactures, markets, and services a line of general-purpose woodworking machinery, such as saws, planers, joiners, grinders, drill presses, shapers, lathes, and other quality machines. Delta sells its products in the United
States, Canada, and other foreign countries under its "Delta" brand name through a network of independent and mail order distributors, hardware stores and home centers.

Portable Electric Tools. The Registrant, through its subsidiary Porter-Cable Corporation (Porter-Cable), manufactures and markets a variety of portable electric tools, such as saws, sanders, drills and routers, used in woodworking, industrial maintenance, and construction trades. Porter-Cable markets its products under the brand name "Porter-Cable" through a network of independent, specialty tool, and mail order distributors, hardware stores and home centers.

Pumps and Pumping Systems.  The Registrant, through its
F.E. Myers Co. Division of McNeil (Ohio) Corporation
(Myers), manufactures and markets a wide variety of pumps for residential, environmental engineering, and industrial use. Products are distributed through a network of distributors, wholesalers, dealers, and installers. In addition, Myers distributes products to the do-it-yourself market for retail sale through home centers and hardware stores under the names "Water Ace" and "Shur Dri".


  Competitive conditions.

Delta participates in the middle range of the overall market for general purpose woodworking machinery. The addressed market is focused on high quality, feature oriented products and value added services for the home shop, contractor, and small shop markets. Delta markets the industry's broadest line of products for its addressed market. Delta's numerous competitors do have individual products which compete with certain of Delta's products. Competition in this market focuses on quality, features, service and price.

Porter-Cable competes in the professional portable electric tool market which is highly competitive. Porter-Cable faces several major competitors across its addressed market.
Product innovation, features, performance, quality, service, delivery and price are all competitive factors.

Myers addresses the water pump and system market.
Myers faces many competitors across its product lines.
Price, delivery, and quality are competitive factors.


Description of the General Industrial Equipment Segment:

  Products and marketing.

The following table sets forth, for each of the last three years, the General Industrial Equipment segment product class net sales in excess of 10 percent of consolidated net sales.

                        1994   1993  1992
Electrical and
 Electronic Enclosures  28%   18%     17%
Sporting Ammunition      9    10      10

    Total Segment       48%   40%     39%

Electrical Enclosures.  Through the Hoffman Engineering
Company division of Federal-Hoffman, Inc. (Hoffman
Engineering), the Registrant manufactures enclosures and wireways for electrical and industrial instrumentation applications and markets these products primarily through independent manufacturer's representatives and electrical and electronic equipment distributors throughout North
America and the United Kingdom.

Electronic Enclosures. Through Schroff GmbH and its international subsidiaries (Schroff), the Registrant manufactures enclosures and wireways for electronic instrumentation applications. Schroff is a large European manufacturer of cabinets, cases, subracks, microcomputer packaging systems and accessories. Schroff serves the worldwide industrial electronics industry including key segments such as computers, test & measurement, private
LANs/data communication, industrial control and factory automation, medical and telecommunications.

Sporting Ammunition.  Through the Federal Cartridge
Company division of Federal-Hoffman, Inc. (Federal
Cartridge), the Registrant manufactures and markets sporting and law enforcement ammunition, and components. These products are distributed throughout the United States through a network of distributors; directly to large retail chains; and directly to law enforcement agencies
(governmental).

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

Automotive Service Equipment. The Registrant, through its Lincoln Automotive division of McNeil (Ohio) Corporation (Lincoln Automotive), manufactures and markets lubrication, repair, and service equipment for a broad range of vehicles. Products are sold through a key group of approximately 600 aftermarket wholesalers. Certain products are sold to large auto parts chain stores. Certain lubricating equipment, tools, and jacks and lifting equipment are sold under private label programs. Garage, service station, car dealership service department, and fast oil change lubricating systems are marketed through petroleum equipment and service distributors with design and installation capability.

  Competitive conditions.

Hoffman Engineering is the largest North American manufacturer of electrical enclosures and wireways, having a market share estimated to be about 25%. It is currently the only manufacturer with national distribution and its competitors are generally smaller, regional manufacturers. Hoffman Engineering also participates in the North
American electronic enclosures market, facing competition from a large number of firms, with three or four established firms leading the market. In both markets, the most significant competitive factors are price, product innovation, service, quality, breadth of product line, and delivery.

Schroff is a large manufacturer in Europe's electronic enclosure market and a technical leader. Schroff, like Hoffman, has a comprehensive product range. Schroff faces competition from a large number of firms, some very large and some smaller. Significant competitive factors are product innovation and quality.

Federal Cartridge and its two primary competitors, Winchester and Remington, have a combined market share of approximately 90% in the U.S. sporting ammunition market, with the balance coming from smaller domestic competitors and foreign ammunition manufacturers.
Quality, delivery, price and terms are significant competitive factors.

Lincoln Industrial and Lincoln Automotive face three to five major competitors and several smaller competitors across their product lines. Competition involving industrial lubricating systems and material dispensing equipment tends to center around quality, systems capability, and application knowledge. Price becomes a more significant competitive factor for vehicle servicing equipment.


Description of the Paper Products and Joint Venture
Segments:

  Products and marketing.

The following table sets forth, for each of the last three years, the Registrant's net sales ($ millions), percent of consolidated net sales and tons shipped (thousands) for each paper product class.

                             Years Ended December 31,
                           1994                  1993             1992
                      $      %   Tons      $     %  Tons     $      %     Tons
Coated             150.8     9    236   147.8   11   227    143.7  11     237
Uncoated           236.7    15    234   233.8   18   227    231.0  19     223
Consolidated       387.5    24    470   381.6   29   454    374.7  30     460
Supercalendered1    76.1          121    71.5        116     75.1         111
     Total         463.6          591   453.1        570    449.8         571


  fn1    Lake Superior Paper Industries is a joint venture  in
  Duluth, Minnesota; only 50% of the joint venture's sales and tonnage are included. Since this joint venture is accounted for on the equity method, its sales are not included in consolidated sales.

Coated Paper.  The Registrant, through its subsidiary
Niagara of Wisconsin Paper Corporation (Niagara), manufactures coated groundwood publication-grade paper
(nos. 4 and 5) used for applications requiring high-resolution printing and reproduction of color pictures, such as magazines, periodicals, catalogs, and general commercial printing.

Uncoated Papers. Cross Pointe Paper Corporation (Cross Pointe), a subsidiary of the Registrant, through its subsidiaries, Miami Paper Corporation, Dayton Paper Corp. and Flambeau Paper Corp., manufactures a variety of uncoated papers, primarily for commercial printing, text and cover, and book publishing markets, and operates a centralized converting and distribution operation (IDC) in West Chicago, Illinois.

Supercalendered (SCA) Printing and Publication Grade
Papers. The Registrant has a 50% interest in a joint venture, Lake Superior Paper Industries (Lake Superior), which produces supercalendered paper known as SCA.
End use markets include magazine publication, catalogues and advertising inserts. SCA is sold directly to printers and end users through Lake Superior's own sales and marketing personnel.
Adjacent to Lake Superior, is a recycled pulp mill facility, of which 24% is owned by LSPI Fiber Co. Registrant owns
50% of LSPI Fiber Co. and accounts for it on the equity method. LSPI Fiber Co. sells recycled pulp to LSPI and other paper mills.

    Competitive conditions.

The Paper Products segment output of Niagara and Cross
Pointe is sold in highly competitive markets with between 10 to 15 competitors in each. Many competitors have greater production capacity and, in many cases, captive sources of raw materials. Lake Superior is the largest North American producer of SCA, but is subject to substantial competition from European manufacturers, and makers of other grades of printing and publication paper. Price, quality, innovation and service are significant competitive factors in the markets served by the Paper Products segment.

    Raw materials.

The raw materials used in the manufacture of paper are bleached kraft pulps, pulp substitutes, pulpwood, groundwood pulp, waste paper, certain chemicals, clays, starches, and additives. The Registrant does not own its own timberlands or manufacture its own kraft pulp.

Purchases of kraft pulp and waste paper are significant components of the Registrant's fiber needs. The raw materials are supplied by several manufacturers, some under long-term contracts. The balance of fiber needs, comprised primarily of groundwood pulp, sulphite pulp and secondary fiber (pulp recovered by recycling waste paper), is produced at the various mills. The Registrant has recently installed or expanded its recycled fiber capacity at its Cross Pointe mills and has invested in a joint venture recycled pulp facility in Duluth, Minnesota.

The Registrant also purchases chemicals, clays, logs for pulp, waste paper, and other paper-making components from various sources. Adequate supplies of these materials are expected to be available to meet the Registrant's needs.

    Backlog.

The following table shows backlog (in days) and approximate sales value (at average selling price) at December 31:

                              1994                 1993               1992
                         Days     ($000)       Days    ($000)   Days    ($000)

Coated Paper              30      $14,308         8   $ 3,175    17    $ 6,808
Uncoated Paper            40       27,666         8     5,442     5      3,210
Supercalendered Paper     44       19,457        32    12,494    35     15,066

A substantial portion of paper sales are produced to meet specific customer orders. Although the level of backlogs provides some indication of the strength of the paper markets, other factors such as the trend of retail sales and customer and printer inventory levels must be considered. The current backlog is considered adequate. All backlogs are expected to be filled within the current year.


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

    Raw materials.

The raw materials used in the manufacturing process include steel(bar and sheet) various metals including brass and lead, gunpowder and plastic. Selected motors, castings, plastic parts and components are also purchased.
The supply of all raw materials and components is currently adequate.

Delta and Porter-Cable import select tools in their product offerings. Design and engineering of these products is performed primarily by Delta. The manufacturing process is controlled and monitored for most of these products in factories dedicated to Delta production. Supply of these products is currently adequate and timely.

    Patents, trademarks, licenses, franchises and concessions.

The businesses own a number of U.S. and foreign patents and trademarks. They were acquired over many years and relate to many products and improvements. No one patent or trademark is of material importance to the company as a whole.

    Seasonal aspects.

For the Registrant as a whole there is no strongly seasonal aspect.

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

The Registrant as a whole is not dependent on a single customer or on a few customers. The loss of a limited number of customers would not have a material adverse impact on the Registrant.

    Government contracts.

The Registrant has no material portion of sales under government contracts that may be subject to renegotiation of profits or termination of contracts at the election of the government.

    Employees.

As of December 31, 1994, the Registrant and its subsidiaries employed approximately 10,300 persons, of which 2,475 were represented by unions having collective bargaining agreements.

Labor contracts negotiated in 1994 were: Molders and Allied Workers Local 45 - Ashland, Ohio (extended to May
1, 1997), 49 employees; Clerical Workers Local 47 -
Niagara, Wisconsin (extended to May 14, 1997), 25 employees; and Molders and Allied Workers Local 19 -
Guelph, Ontario, Canada (extended to July 1, 1997) 7 employees.

Contracts expiring in 1995: International Association of Machinists Local 59 - Ashland, Ohio (expires April 6, 1995); United Paperworkers International Union Local 1166 -
Niagara, Wisconsin (was extended from January 31, 1995 and now expires April 30, 1995); International Association of Machinists Local 9 - St. Louis, Missouri (expires April 30,
1995); United Steel Workers of America Local 8630 -
Tupelo, Mississippi (expires May 1, 1995); Patternworkers League - Ashland, Ohio (expires September 1, 1995); and Teamsters Local 984 - Memphis, Tennessee (expires
December 15, 1995).

The Registrant considers its employee relations to be good and feels future contracts can be negotiated for the benefit of the business and the employees.


(d)  Financial Information about Foreign Operations.

The Registrant operates primarily in North America and Europe. See discussion of foreign operations incorporated by reference.


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

Specialty Products Segment

SUBSIDIARY/                                           APPROXIMATE
DIVISION     LOCATION          PRIMARY USE            SQUARE FEET

Porter-Cable  Jackson,         Manufacturing,         357,000
              Tennessee(1)      Distribution,
                                and Office

Delta         Pittsburgh,       Office and             34,000
              Pennsylvania(2)    Product Development

              Tupelo,            Manufacturing        333,000
                Mississippi       and Office

              Memphis,           Distribution         245,000
                Tennessee(3)       and Office

              Guelph,            Distribution          57,000
                Ontario(4)        and Office

              Taichung,          Office and             1,000
                Taiwan           Product Development

F.E. Myers    Ashland,           Manufacturing,       412,000
                Ohio             Distribution,
                                 and Office

              Kitchener,         Distribution          26,000
                Ontario           and Office

NOTES:
  (1)          Leased for a five-year term expiring in 1998.
  (2) Currently leased under a month-to-month lease while a longer term lease is negotiated.
  (3)          Leased for a five-year term expiring in 1996.
  (4) Leased under a three-year lease which expired in 1991, which is being renewed under one-year options (limited to seven one-year periods).


General Industrial Equipment Segment

SUBSIDIARY/                                                APPROXIMATE
 DIVISION        LOCATION          PRIMARY USE             SQUARE FEET

Hoffman          Anoka,             Manufacturing              814,000
  Engineering      Minnesota           and Office

              Brooklyn Center,      Manufacturing              128,000
                Minnesota(1)               and Office

                 Reynosa, Mexico     Manufacturing              90,000

Hoffman U.K.     Hemel ,             Manufacturing              37,000
                 Hempstead,
                 England(8)

Hoffman U.K.     Hemel               Manufacturing              22,000
                 Hempstead,
                 England(6)(8)

Federal           Anoka,              Manufacturing            679,000
  Cartridge        Minnesota              and Office

                  Richmond,           Manufacturing             41,000
                    Indiana              and Office

Lincoln Industrial  St. Louis,       Manufacturing             565,000
                     Missouri          and Office

                    Walldorf,        Manufacturing             117,000
                      Germany          and Office


Lincoln Automotive   Jonesboro,      Manufacturing             426,000
                     Arkansas(2)            and Office

                   Nogales, Sonora   Manufacturing              35,000
                     Mexico(3)

                    Mississauga,     Distribution               30,000
                       Ontario          and Office

Schroff GmbH       Straubenhardt,    Manufacturing             523,000
                     Germany(4)

Schroff S.A.        Betschdorf,      Manufacturing             210,000
                     France(5)          and Warehouse

Schroff U.K.        Hemel            Manufacturing              37,000
                    Hempstead,
                    England(8)

Schroff U.K.        Hemel            Manufacturing              22,000
                    Hempstead,
                    England(6)(8)

Schroff, Inc.       Warwick,         Manufacturing              80,000
                     Rhode Island        and Office

                    Warwick,         Office and                 18,000
                     Rhode Island(7)       Assembly

Schroff K.K.       Meiwa-Cho,        Manufacturing              23,500
                     Japan


NOTES:
  (1) Leased for a 25-year term expiring in 1996, with options to renew for two ten-year terms.
  (2) Includes approximately 51,000 sq. ft. warehouse and 3,000 sq. ft. office leased for a three-year term which expires in 1995.
  (3)          Leased for a six-year term expiring in 1999.
  (4) A small portion of this total facility has been leased for a 30-year term expiring in 2011.
  (5)          Leased under two lease agreements expiring in 2002 and 2005.
               Both leases include a purchase option.
  (6)          Leased for a twenty-year term expiring in 2011.
  (7) Leased for a ten-year term expiring in 2000. This lease includes a purchase option.
  (8)          Facilities are shared by Schroff U.K. & Hoffman U.K.
               Total area is 59,000 square feet.

Paper Products Segment

                                                   ANNUAL
                                                   CAPACITY
SUBSIDIARY/                                        OF MILL
DIVISION        LOCATION         PRIMARY USE       IN NET TONS

Niagara       Niagara,           Manufacturing       235,000
                Wisconsin(1)        and Office

Cross Pointe  St. Paul,          Office
                Minnesota(2)

              West Chicago,       Distribution and
                Illinois(3)          Paper Converting

              West Carrollton,    Manufacturing      110,000
                Ohio                and Office

              Park Falls,         Manufacturing      125,000
                Wisconsin(4)          and Office

              Dayton,             Manufacturing       45,000
                Ohio                 and Office

Lake          Duluth,             Manufacturing      240,000
  Superior      Minnesota(5)           and Office

NOTES:

  (1)  Certain pulp and paper production
    equipment is leased. One lease expires in 1996 with options to renew for two terms of three years each.
  Another lease expires in 1999 with options to renew for three terms of two years each. The third lease expires in 2006 with an option to purchase after seven years and options to renew for up to eight years . Under each lease, Niagara has the option to purchase the equipment at the then-current market value at the end of the initial term or at the end of each renewal term.
  (2)   Consists of 10,700 square feet of space under a lease expiring in 1997.
  (3) Consists of 202,000 square feet under a lease expiring in 1998 and 253,000 square feet under a lease expiring in 2001.
  (4) The Flambeau mill power plant is leased until 2007 with options to renew for three terms of five years each.
  (5) The production equipment is leased under 25-year leases through 2012 with options to renew for periods of five to seven years and options to purchase the equipment in 1997, and at the expiration of the lease term and of any renewal term.



Item 3.  Legal Proceedings.

The Registrant or its subsidiaries have been made parties to actions filed, or have been given notice of potential claims, relating to the conduct of its business, including those pertaining to product liability, environmental and employment matters. Major matters which may have an impact on the Registrant are discussed below. The
Registrant believes that it is remote that the outcome of such matters will have a material adverse effect on the Registrant's financial position or future results of operations, based on current circumstances known to the Registrant.

Federal-Hoffman, Inc. Federal Cartridge, a division of Federal-Hoffman, has been named by the EPA as a Potentially Responsible Party (PRP) in connection with a waste disposal site in Greer, South Carolina. The EPA issued an administrative order effective April 29, 1992 to Federal-Hoffman and 96 other entities to compel the cleanup of the Aqua-Tech Environmental, Inc. site. Federal-Hoffman is working with a group of other PRPs to negotiate with the EPA regarding the cleanup of the site. A surface cleanup of the site is complete. Under interim allocations by the PRP group, Federal Cartridge paid $442,000 toward the cost of the surface cleanup. Under current final allocation proposals, Federal-Hoffman anticipates no additional payout for the surface cleanup.

On March 16, 1995, the EPA notified Federal Cartridge that
it is a PRP related to the subsurface of the site.  The PRP
group anticipates beginning a study of the soil and
groundwater to determine the extent of subsurface
contamination.  The cost of such study, any necessary
remediation and the size of allocation, if any, to Federal-Hoffman is unknown to
the Registrant at this time.   Federal-Hoffman however, anticipates its
allocation in the subsurface action to be positively impacted by the nature of its waste and the fact that virtually all of its waste was accounted for and removed during the surface remediation.

In October 1992, Hoffman Engineering, a division of Federal-Hoffman was also named as a PRP in connection with the Aqua-Tech site. Hoffman settled out of the surface removal as a de minimis party, and anticipates doing the same for the subsurface remediation. Based on current information available to it, the Registrant believes that this matter is unlikely to result in material future liability.

Porter-Cable Corporation.  In November 1993, the
Tennessee Department of Environment and Conservation
(TDEC) issued to Porter-Cable Corporation (Porter-Cable) and Rockwell International Corporation (Rockwell) an administrative order requiring them to investigate, and if necessary, clean up alleged groundwater contamination at a manufacturing facility located in Madison County, Tennessee. The facility was acquired by Porter Cable from Rockwell in 1981. Porter Cable is currently engaged in discussions with Rockwell to reach an agreement regarding indemnification from or cost sharing with Rockwell, based upon Tennessee and Federal law, for costs and expenses related to investigation of the site. The Registrant believes that this matter is unlikely to result in material liability or material changes in operations. No estimate of the projected response cost liability can be made based on information currently known to the Company.

Cross Pointe Paper Corporation.  In February 1994, the
Miami mill (Miami) of Cross Pointe Paper Corporation was named a PRP in connection with the IWD/Cardington landfill in Moraine, Ohio. Waste haulers with whom Miami contracted to transport its flyash and paper and wood waste allegedly took it to this landfill for some time prior to its closure in 1980. The EPA has identified 22 other PRPs at this time. The cost of remediation of the site is estimated to be approximately $12 to $15 million. Miami is investigating its alleged involvement at this site.

Niagara of Wisconsin Paper Corporation.    In March
1994, Niagara of Wisconsin Paper Corporation (Niagara) was notified by the Michigan Department of Natural
Resources (MDNR) that  Niagara's sludge lagoons violate
MDNR regulations. Niagara is discussing with the MDNR the closure schedule of the lagoons and the need for expanded groundwater monitoring at the site. Monitoring done to date indicates some groundwater contamination, but at this time the extent is unknown. It is likely that some remediation will be required; but the Registrant does not anticipate that the cost of any such remediation will have a material impact on Registrant's financial condition or operations.

California Proposition 65 Notice.    Two divisions of
Registrant's subsidiaries have received notices pursuant to California Health and Safety Code Section 25249
(Proposition 65).   In February 1994,  F.E. Myers (Myers), a
division of McNeil (Ohio) Corporation, received a notice regarding alleged violations arising from discharge of lead from submersible water pumps into drinking water since February 27, 1988. Two private environmental groups sent the notice to and subsequently filed suit against Myers and three other pump manufacturers and one pump distributor. Under Proposition 65, the penalty for each violation is $2,500 per day. Myers is responding to the claims raised in the lawsuit. In light of a recent settlement proposal by plaintiffs, Registrant believes that it is unlikely that this matter will result in material liability.

In October 1994, Federal Cartridge (Federal), a division of Federal-Hoffman, Inc. received a notice regarding alleged violations of Proposition 65 arising from exposure of firearm
users to lead from ammunition.   A private environmental
group sent the notice to Federal and 75 other ammunition and firearms manufacturers and sellers. Federal is currently investigating the claims set forth in this notice.

Product Liability Claims.   As of March 4, 1995, the
Registrant or its subsidiaries are defendants in approximately 177 product liability lawsuits and have been notified of approximately 100 additional claims. The Registrant has had and currently has in place insurance coverage it deems adequate for its needs. A substantial number of these lawsuits and claims are insured by Penwald, a regulated insurance company wholly owned by Registrant. See discussion in Item 7 (MD&A - Insurance Subsidiary) and Item 8 (Note 1 to the Financial Statements).
  Accounting reserves covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Registrant has not experienced unfavorable trends in either the severity or frequency of product liability claims.


Item 4.  Submission of Matters to a Vote of Security
Holders.

During the fourth quarter, no matter was submitted to a vote of security holders.


             PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

Item 6. Selected Financial Data.

Item 7.Management's Discussion and Analysis of
       Financial Condition and Results of Operation.

Item 8. Financial Statements and Supplementary Data.

For information required under Items 5 through 8, see the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, as referenced on page 2 of this report.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial
       Disclosure.

No changes in accountants or disagreements between the Registrant and its accountants regarding accounting principles or financial statement disclosures have occurred within the 24 months prior to the date of the Registrant's most recent financial statements.



PART III

Item 10.   Directors and Executive Officers of the Registrant.


 EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant.
Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 19, 1995, or until their successors are elected and have qualified.


Winslow H. Buxton   55
                                 Chairman since January
                                 15, 1993; President and
                                 Chief Executive Officer
                                 since August 1992; Chief
                                 Operating Officer, August
                                 1990 - August 1992; Vice
                                 President - Paper Group,
                                 January 1989 - August
                                 1990.


Wilson Blackburn    42
                                  Vice President, Paper
                                  Operations since
                                  September 1994;
                                  President, Cross Pointe
                                  Paper Corporation
                                  (subsidiary of Registrant)
                                  since September 1994;
                                  President, Lake Superior
                                  Paper (joint venture of
                                  Registrant), April 1993 -
                                  September 1994;
                                  President and CEO of
                                  PWA Rolland Decor Inc.,
                                  1990-1993; Vice
                                  President, Operations,
                                  Rolland Inc., 1989-1990.
                                  (In connection with the
                                  sale of Cross Pointe
                                  Paper Corporation to
                                  Noranda Forest, Mr.
                                  Blackburn has resigned
                                  effective April 1, 1995.)

Richard J. Cathcart 50
                                  Executive Vice President,
                                  Corporate Development
                                  since March 6, 1995;
                                  Vice President, Business
                                  Development of
                                  Honeywell, Inc. 1994 -
                                  March 1995; Vice
                                  President and General
                                  Manager of Honeywell's
                                  Worldwide Building
                                  Control Division 1992 -
                                  1994; Vice President and
                                  General Manager,
                                  Honeywell's U.S.
                                  Operations of Building
                                  Control Division, 1988-1991.

Joseph R. Collins   53
                                  Senior Vice President -
                                  Specialty Products since
                                  August 1991; Acting
                                  Chief Financial Officer,
                                  June 1993 - March 1994;
                                  President, Delta
                                  International Machinery
                                  Corporation (subsidiary of
                                  the Registrant), October
                                  1984 -  August 1991.


David D. Harrison   47
                                  Senior Vice President
                                  and Chief Financial
                                  Officer since March 1994;
                                  Vice-President, Finance
                                  and Information
                                  Technology of the GE
                                  Canada Appliance
                                  Component subsidiary of
                                  General Electric, August
                                  1992 - March 1994; and
                                  Vice President, Finance
                                  and Deputy Executive
                                  Officer of the GE Europe
                                  Lighting Component
                                  subsidiary of General
                                  Electric, January 1990 -
                                  July 1992.


Ronald V. Kelly     58
                                  Senior Vice President -
                                  Long Range Planning
                                  since September 1994;
                                  Senior Vice President -
                                  Paper Products,  August
                                  1991 - September 1994;
                                  Vice President - Specialty
                                  Products, March 1989 -
                                  August 1991.

 Gerald C. Kitch     57
                                  Senior Vice President -
                                  General Industrial
                                  Equipment since August
                                  1991; Vice President -
                                  General Industrial
                                  Equipment, March 1989 -
                                  August 1991.

 Debby S. Knutson    40
                                  Vice President, Human
                                  Resources since
                                  September 1994;
                                  Assistant Vice President,
                                  Human Resources ,
                                  August 1993 -
                                  September 1994; Vice
                                  President, Human
                                  Resources of Hoffman
                                  Engineering (division of
                                  Registrant) July 1990 -
                                  August 1993; Director of
                                  Human Resources at
                                  Hoffman, December
                                  1988 - July 1990.


Allan J. Kolles     63
                                  Senior Vice President
                                  and Assistant to the Chief
                                  Executive Officer since
                                  August 1994; Vice
                                  President, Human
                                  Resources,  March 1985
                                  - August 1994.


Roy T. Rueb         54
                                  Vice President, Treasurer
                                  since October 1986 and
                                  Secretary since June
                                  1994.

Mark T. Schroepfer   48
                                  Vice President Finance
                                  and MIS since June
                                  1994; Vice President,
                                  Controller, January 1990
                                  - June 1994.

There is no family relationship between any of the executive officers or directors.



Item 11.         Executive Compensation.

Item 12.         Security Ownership of Certain Beneficial
                 Owners and Management.

For information required under Items 11 and 12, see the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders referenced on page 2 of this report.

Item 13.         Certain Relationships and Related Transactions.

No relationships or transactions existed that require disclosure under Item 13.


PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.

(a)  Financial Statements and Exhibits.

     1. The following consolidated financial statements of Pentair, Inc. and subsidiaries, together with the Report of Independent Certified Public Accountants, found on pages
34 to 53 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, are hereby incorporated by reference in this Form 10-K.

Page of Annual Report
     Report of Independent Certified Public Accountants34

     Consolidated Statements of Income
     for Years Ended December 31, 1994,
     1993 and 1992
35

     Consolidated Balance Sheets as of
     December 31, 1994 and 1993
36 - 37

     Consolidated Statements of Cash Flows
     for Years Ended December 31, 1994,
     1993 and 1992
39

     Notes to Consolidated Financial
     Statements
40 - 53


     2. The additional financial data listed below is included as exhibits to this Form 10-K Report and should be read in conjunction with the consolidated financial statements presented in the 1994 Annual Report to Shareholders.

Report of Independent Certified Public Accountants

Schedule for the years ended December 31, 1994, 1993 and 1992:

       VIII- Valuation and Qualifying Accounts



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

(3.4)  Second Amended and Superseding By-Laws as amended through January 19,
       1993.

(4.1)  Restated Articles of Incorporation, as
       amended, and Second Amended and
       Superseding By-Laws, as amended (see
       Exhibits 3.1 - 3.4 above).

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

(4.9)  Amendment Number One to Facility
       Agreement dated as of November 1, 1994
       between Pentair, Inc., Bank of America
       Illinois (formerly known as Continental
       Bank N.A.) for itself and as Agent, Morgan
       Guaranty Trust Company of New York for
       itself and as Agent, NBD Bank, N.A., and J.
       P. Morgan Delaware. (Amending Exhibit
       4.8)

(4.10) $45,000,000 Facility Agreement dated as of February 11, 1994 between Pentair, Inc.,
       First Bank National Association, for itself and as Agent, and Norwest Bank
       Minnesota N.A.

(4.11) Amendment Number One to Facility
       Agreement dated as of November 1, 1994
       between Pentair, Inc., First Bank National
       Association, for itself and as Agent, and Norwest Bank Minnesota N.A.(Amending
       Exhibit 4.10)

(4.12) DM 115,000,000 Facility Agreement dated as of February 11, 1994 between EuroPentair, GmbH as Borrower, Pentair,
       Inc., as Guarantor, Morgan Guaranty Trust
       Company of New York for itself and as
       Agent, Continental Bank N.A., for itself and as Agent, NBD Bank, N.A. and Dresdner
       Bank.


(4.13) Amendment Number One to Facility
       Agreement dated as of November 1, 1994
       between EuroPentair, GmbH as Borrower,
       Pentair, Inc., as Guarantor, Morgan
       Guaranty Trust Company of New York for
       itself and as Agent, Bank of America
       Illinois(formerly known as Continental Bank
       N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank. (Amending
       Exhibit 4.12)

(4.14) Amendment Number Two to Facility
       Agreement dated as of February 15, 1995
       between EuroPentair, GmbH as Borrower,
       Pentair, Inc., as Guarantor, Morgan
       Guaranty Trust Company of New York for
       itself and as Agent, Bank of America
       Illinois(formerly known as Continental Bank
       N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank . (Amending
       Exhibit 4.12)

(4.15) Restatement of Credit Agreement dated
       July 11, 1989 between Federal-Hoffman,
       Inc. and First Bank National Association.

(4.16) Second Amendment to Restatement of
       Credit Agreement dated as of January 19,
       1993 between Federal-Hoffman, Inc.,
       Pentair, Inc., and First Bank National
       Association (Amending Exhibit 4.15) .

(4.17) Third Amendment to Restatement of
       Credit Agreement dated as of December
       31, 1994 between Federal-Hoffman, Inc.,
       Pentair, Inc., and First Bank National
       Association (Amending Exhibit 4.15)

(4.18) $35,000,000 Note Purchase Agreement dated March 25, 1991 between Pentair,
       Inc. and Nationwide Life Insurance
       Company.

(4.19) $25,000,000 Note Purchase Agreement dated December 13, 1991 between
       Pentair, Inc. and Principal Mutual Life
       Insurance Company.

(4.20) $15,000,000 Note Purchase Agreement dated November 1, 1992 between Pentair,
       Inc. and Nationwide Life Insurance
       Company.

(4.21) $15,000,000 Note Purchase Agreement dated January 15, 1993 between Pentair,
       Inc. and Principal Mutual Life Insurance
       Company.

(4.22) $70,000,000 Senior Notes Purchase
       Agreement dated as of April 30, 1993
       between Pentair, Inc. and United of Omaha
       Life Insurance Company, Companion Life
       Insurance Company, Principal Mutual Life
       Insurance Company, Nippon Life
       Insurance Company of America, Lutheran
       Brotherhood, American United Life
       Insurance Company, Modern Woodmen of
       America, The Franklin Life Insurance
       Company and Ameritas Life Insurance
       Corp.

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

(10.2) Agreement dated February 8, 1984
       (Amending Exhibit 10.1).

(10.3) Agreement dated December 17, 1985
       (Amending Exhibit 10.1).

(10.4) Agreement dated May 7, 1990 (Amending
       Exhibit 10.1).

(10.5) Company's Supplemental Employee
       Retirement Plan effective June 16, 1988.

(10.6) Company's 1986 Nonqualified Stock
       Option Plan.

(10.7) Company's 1990 Omnibus Stock Incentive
       Plan.

(10.8) Company's Management Incentive Plan as amended to January 12, 1990.

(10.9) Employee Stock Purchase and Bonus Plan as amended and restated effective
       January 1, 1992.

(10.10) Company's Flexible Perquisite Program as amended to January 1, 1989.

(10.11)     Form of 1986 Management Assurance
            Agreement (Revised 1990) between the
            Company and certain executive officers.

(10.12)     Company's Third Amended and Restated
            Compensation Plan for Non-Employee
            Directors as amended to January 1, 1992.

(10.13)     Company's Outside Directors Nonqualified
            Stock Option Plan dated January 22, 1988.

(10.14)     First Amendment to Outside Directors
            Nonqualified Stock Option Plan (Amending
            Exhibit 10.13).

(10.15)     Second Amendment to Outside Directors
            Nonqualified Stock Option Plan (Amending
            Exhibit 10.13).

(10.16) Pentair, Inc. Deferred Compensation Plan effective January 1, 1993.

(10.17)     Lake Superior Paper Industries Venture
            Council By-Laws and Management
            Protocol.

(10.18)     Second Amended and Restated Joint
            Venture Agreement dated December 31,
            1987 between Pentair Duluth Corp. and
            Minnesota Paper, Incorporated.

(10.19)     First Amendment to Second Restated Joint
            Venture Agreement, First Amendment to
            Venture Council By-Laws, and First
            Amendment to Management Protocol, all
            dated May 30, 1989, between Pentair
            Duluth Corp. and Minnesota Paper,
            Incorporated (Amending Exhibits 10.17 and
            10.18).

(10.20)     Cash Deficiency Agreement dated
            December 31, 1987 among Pentair Duluth
            Corp., as Joint Venturer, Associated
            Southern Investment Company, as Owner
            Participant, The Connecticut Bank and
            Trust Company, National Association, as
            Indenture Trustee, and First National Bank of Minneapolis, as Owner Trustee. Cash
            Deficiency Agreements also were entered
            into with respect to each of the other four
            Owner Participants:  Dana Lease Finance
            Corporation, NYNEX Credit Company,
            Public Service Resources Corporation, and
            Southern Indiana Properties, Inc.

(10.21)     Keepwell Agreement and Assignment
            dated December 31, 1987 among Pentair,
            Inc., as Sponsor, Pentair Duluth Corp., as
            Joint Venturer, and First National Bank of
            Minneapolis, as Owner Trustee; although
            First Minneapolis executed this filed
            document as Owner Trustee for
            Associated Southern Investment
            Company, additional Keepwell
            Agreements and Assignments were
            entered into by First Minneapolis as Owner
            Trustee for the other four Owner
            Participants listed in the description of
            Exhibit 10.20 above.

(10.22)     Definition of Terms for Financing
            Agreement dated December 31, 1987 and
            the Transaction Documents Referred to
            Therein:  Sale and Leaseback of Undivided
            Interest in Lake Superior Paper Industries'
            Supercalendered Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.20 and 10.2 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various
            Owner Participants.

(10.23)     Loan and Stock Purchase Agreement
            dated March 7, 1990 between the
            Company and the Pentair, Inc. Employee
            Stock Ownership Plan Trust, acting
            through State Street Bank and Trust
            Company, as Trustee.

(10.24)     $56,499,982 Promissory Note dated March
            7, 1990 of the Pentair, Inc. Employee
            Stock Ownership Plan Trust, acting
            through State Street Bank and Trust
            Company, as Trustee, to the Company.

(11)   Statement regarding computation of
       earnings per share.

(13) Annual Report to Shareholders for period ended December 31, 1994.

(21)   Subsidiaries of Registrant.

(24)   Consent of Deloitte & Touche.


(b)  Reports on Form 8-K.

       None.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PENTAIR, INC.




                               By /s/ David D. Harrison
                                  David D. Harrison
                                  Senior Vice President and
                                  Chief Financial Officer



Dated:  March 29, 1995


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By /s/ Winslow H. Buxton                               Dated:  March 29, 1995
   Winslow H. Buxton,
   Chairman, President and
   Chief Executive Officer, Director


By /s/  George N. Butzow                               Dated:  March 29, 1995
   George N. Butzow,
   Director



By /s/ Charles A. Haggerty                             Dated:  March 29, 1995
   Charles A. Haggerty,
   Director


 By /s/  Harold V. Haverty                             Dated:  March 29, 1995
   Harold V. Haverty,
   Director


By /s/  Quentin J. Hietpas                             Dated:  March 29, 1995
   Quentin J. Hietpas,
   Director


By /s/  B. Kristine Johnson                            Dated:  March 29, 1995
   B. Kristine Johnson,
   Director


By /s/  Walter Kissling                                Dated:  March 29, 1995
   Walter Kissling,
   Director


By /s/ D.  Eugene Nugent                               Dated:  March 29, 1995
   D. Eugene Nugent,
   Director


By /s/ Richard M. Schulze                              Dated:  March 29, 1995
   Richard M. Schulze,
   Director


REPORT OF INDEPENDENT CERTIFIED
 PUBLIC ACCOUNTANTS



Pentair, Inc.:

We have audited the consolidated financial statements of Pentair, Inc. and subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated February 10, 1995, except for Note 4, as to which the date is February 21, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference.
Our audits also included the financial statement schedule of Pentair, Inc. and subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE


Minneapolis, Minnesota
February 10, 1995, except for Note 4, as to which the date is February 21, 1995

SCHEDULE VIII

PENTAIR, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31

COLUMN A      COLUMN B    COLUMN C    COLUMN D   COLUMN E

                            ADDITIONS
                 BALANCE AT CHARGED TO                        BALANCE
                 BEGINNING  COSTS AND     DEDUCTIONS-         AT END OF
                 OF PERIOD  EXPENSES      WRITE-OFFS          PERIOD

($THOUSANDS)
Allowance for
  doubtful
  accounts and
  notes receivables


1992               $5,626      $2,549    $(2,635)              $5,540
1993                5,540       1,514       (857)               6,197
1994                6,197       2,366       (883)               7,680



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

(4.1)          Restated Articles of
               Incorporation, as amended, and
               Second Amended and
               Superseding By-Laws, as
               amended (see Exhibits 3.1 - 3.4
               above).

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

(4.9)          Amendment Number One to
               Facility Agreement dated as of
               November 1, 1994  between
               Pentair, Inc., Bank of America
               Illinois (formerly known as
               Continental Bank N.A.) for itself
               and as Agent, Morgan Guaranty
               Trust Company of New York for
               itself and as Agent, NBD Bank,
               N.A., and J. P. Morgan
               Delaware. (Amending Exhibit
               4.8)

(4.10)         $45,000,000 Facility Agreement
               dated as of February 11, 1994
               between Pentair, Inc., First Bank
               National Association, for itself
               and as Agent, and Norwest Bank
               Minnesota N.A. (Incorporated by
               reference to Exhibit 4.2 to the
               Company's Current Report on
               Form 8-K filed March 14, 1994).

(4.11)         Amendment Number One to
               Facility Agreement dated as of
               November 1, 1994  between
               Pentair, Inc., First Bank National
               Association, for itself and as
               Agent, and Norwest Bank
               Minnesota N.A.(Amending
               Exhibit 4.10)

(4.12)         DM 115,000,000 Facility
               Agreement dated as of February
               11, 1994 between EuroPentair,
               GmbH as Borrower, Pentair, Inc.,
               as Guarantor, Morgan Guaranty
               Trust Company of New York for
               itself and as Agent, Continental
               Bank N.A., for itself and as
               Agent, NBD  Bank, N.A. and
               Dresdner Bank (Incorporated by
               reference to Exhibit 4.4 to the
               Company's Current Report on
               Form 8-K filed March 14, 1994).

(4.13)         Amendment Number One to
               Facility Agreement dated as of
               November 1, 1994  between
               EuroPentair, GmbH as Borrower,
               Pentair, Inc., as Guarantor,
               Morgan Guaranty Trust
               Company of New York for itself
               and as Agent, Bank of America
               Illinois(formerly known as
               Continental Bank N.A.), for itself
               and as Agent, NBD  Bank, N.A.
               and Dresdner Bank. (Amending
               Exhibit 4.12)

(4.14)         Amendment Number Two to
               Facility Agreement dated as of
               February 15, 1995  between
               EuroPentair, GmbH as Borrower,
               Pentair, Inc., as Guarantor,
               Morgan Guaranty Trust
               Company of New York for itself
               and as Agent, Bank of America
               Illinois(formerly known as
               Continental Bank N.A.), for itself
               and as Agent, NBD  Bank, N.A.
               and Dresdner Bank . (Amending
               Exhibit 4.12)

(4.15)         Restatement of Credit
               Agreement dated July 11, 1989
               between Federal-Hoffman, Inc.
               and First Bank National
               Association (Incorporated by
               reference to Exhibit 4.10 to the
               Company's Form 10-K for the
               year ended December 31,
               1989).

(4.16)         Second Amendment to
               Restatement of Credit
               Agreement dated as of January
               19, 1993 between Federal-Hoffman, Inc., Pentair, Inc., and First Bank National Association
               (Amending Exhibit 4.15)
               (Incorporated by reference to
               Exhibit 4.13 to the Company's
               Form 10-K for the year ended
               December 31, 1992).

(4.17)         Third Amendment to
               Restatement of Credit
               Agreement dated as of
               December 31, 1994 between
               Federal-Hoffman, Inc., Pentair,
               Inc., and First Bank National
               Association (Amending Exhibit
               4.15).

(4.18)         $35,000,000 Note Purchase
               Agreement dated March 25,
               1991  between Pentair, Inc. and
               Nationwide Life Insurance
               Company.  (Incorporated by
               reference to Exhibit 4.14 to the
               Company's Registration
               Statement on Form S-8 filed
               August 6, 1991).

(4.19)         $25,000,000 Note Purchase
               Agreement dated December 13,
               1991  between Pentair, Inc. and
               Principal Mutual Life Insurance
               Company.  (Incorporated by
               reference to Exhibit 4.15 to the
               Company's Registration
               Statement on Form S-8 filed
               January 13, 1992).

(4.20)         $15,000,000 Note Purchase
               Agreement dated November 1,
               1992  between Pentair, Inc. and
               Nationwide Life Insurance
               Company (Incorporated by
               reference to Exhibit 4.16 to the
               Company's Form 10-K for the
               year ended December 31,
               1992).

(4.21)         $15,000,000 Note Purchase
               Agreement dated January 15,
               1993  between Pentair, Inc. and
               Principal Mutual Life Insurance
               Company (Incorporated by
               reference to Exhibit 4.17 to the
               Company's Form 10-K for the
               year ended December 31,
               1992).

(4.22)         $70,000,000 Senior Notes
               Purchase Agreement dated as of
               April 30, 1993 between Pentair,
               Inc. and United of Omaha Life
               Insurance Company, Companion
               Life Insurance Company,
               Principal Mutual Life Insurance
               Company, Nippon Life Insurance
               Company of America, Lutheran
               Brotherhood, American United
               Life Insurance Company,
               Modern Woodmen of America,
               The Franklin Life Insurance
               Company and Ameritas Life
               Insurance Corp (Incorporated by
               reference to Exhibit 4.17 to the
               Company's Form 10-K for the
               year ended December 31,
               1993).

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

(10.6)         Company's 1986 Nonqualified
               Stock Option Plan (Incorporated
               by reference to Exhibit 10.14 to
               the Company's Annual Report
               on Form 10-K for the year ended
               December 31, 1986).

(10.7)         Company's 1990 Omnibus Stock
               Incentive Plan (Incorporated by
               reference to Exhibit 10.16 to the
               Company's Annual Report on
               Form 10-K for the year ended
               December 31, 1989).

(10.8)         Company's Management
               Incentive Plan as amended to
               January 12, 1990 (Incorporated
               by reference to Exhibit 10.17 to
               the Company's Annual Report
               on Form 10-K for the year ended
               December 31, 1989).

(10.9)         Employee Stock Purchase and
               Bonus Plan as amended and
               restated effective January 1,
               1992 (Incorporated by reference
               to Exhibit 10.16 to the
               Company's Annual Report on
               Form 10-K for the year ended
               December 31, 1991).

(10.10)        Company's Flexible Perquisite
               Program as amended to January
               1, 1989 (Incorporated by
               reference to Exhibit 10.20 to the
               Company's Annual Report on
               Form 10-K for the year ended
               December 31, 1989).

(10.11)        Form of 1986 Management
               Assurance Agreement (Revised
               1990) between the Company
               and certain executive officers
               (Incorporated by reference to
               Exhibit 10.22 to the Company's
               Annual Report on Form 10-K for
               the year ended December 31,
               1989).

(10.12)        Company's Third Amended and
               Restated Compensation Plan for
               Non-Employee Directors as
               amended to January 1, 1992.
               (Incorporated by reference to
               Exhibit 10.1 to the Company's
               Registration Statement on Form
               S-8 filed January 13, 1992).

(10.13)        Company's Outside Directors
               Nonqualified Stock Option Plan
               dated January 22, 1988
               (Incorporated by reference to
               Exhibit 10.20 to the Company's
               Annual Report on Form 10-K for
               the year ended December 31,
               1987).

(10.14)        First Amendment to Outside
               Directors Nonqualified Stock
               Option Plan (Amending Exhibit
               10.13) (Incorporated by
               reference to Exhibit 10.22 to the
               Company's Annual Report on
               Form 10-K for the year ended
               December 31, 1991).

(10.15)        Second Amendment to Outside
               Directors Nonqualified Stock
               Option Plan (Amending Exhibit
               10.13) (Incorporated by
               reference to Exhibit 10.23 to the
               Company's Annual Report on
               Form 10-K for the year ended
               December 31, 1991).

(10.16)        Pentair, Inc. Deferred
               Compensation Plan effective
               January 1, 1993 (Incorporated by
               reference to Exhibit 10.21 to the
               Company's Form 10-K for the
               year ended December 31,
               1992).

(10.17)        Lake Superior Paper Industries
               Venture Council By-Laws and
               Management Protocol
               (Incorporated by reference to
               Exhibit 10.16 to the Company's
               Annual Report on Form 10-K for
               the year ended December 31,
               1985).

(10.18)        Second Amended and Restated
               Joint Venture Agreement dated
               December 31, 1987 between
               Pentair Duluth Corp. and
               Minnesota Paper, Incorporated
               (Incorporated by reference to
               Exhibit 10.25 to the Company's
               Annual Report on Form 10-K for
               the year ended December 31,
               1987).

(10.19)        First Amendment to Second
               Restated Joint Venture
               Agreement, First Amendment to
               Venture Council By-Laws, and
               First Amendment to
               Management Protocol, all dated
               May 30, 1989, between Pentair
               Duluth Corp. and Minnesota
               Paper, Incorporated (Amending
               Exhibits 10.17 and 10.18)
               (Incorporated by reference to
               Exhibit 10.28 to the Company's
               Annual Report on Form 10-K for
               the year ended December 31,
               1989).

(10.20)        Cash Deficiency Agreement
               dated December 31, 1987
               among Pentair Duluth Corp., as
               Joint Venturer, Associated
               Southern Investment Company,
               as Owner Participant, The
               Connecticut Bank and Trust
               Company, National Association,
               as Indenture Trustee, and First
               National Bank of Minneapolis, as
               Owner Trustee.  Cash Deficiency
               Agreements also were entered
               into with respect to each of the
               other four Owner Participants:
               Dana Lease Finance
               Corporation, NYNEX Credit
               Company, Public Service
               Resources Corporation, and
               Southern Indiana Properties, Inc.
               (Incorporated by reference to
               Exhibit 10.1 to Amendment No. 1
               to the Company's Current Report
               on Form 8-K filed April 26,
               1988).

(10.21)        Keepwell Agreement and
               Assignment dated December 31,
               1987 among Pentair, Inc., as
               Sponsor, Pentair Duluth Corp.,
               as Joint Venturer, and First
               National Bank of Minneapolis, as
               Owner Trustee; although First
               Minneapolis executed this filed
               document as Owner Trustee for
               Associated Southern Investment
               Company, additional Keepwell
               Agreements and Assignments
               were entered into by First
               Minneapolis as Owner Trustee
               for the other four Owner
               Participants listed in the
               description of Exhibit 10.20
               above (Incorporated by
               reference to Exhibit 10.2 to
               Amendment No. 1 to the
               Company's Current Report on
               Form 8-K filed April 26, 1988).

(10.22)        Definition of Terms for Financing
               Agreement dated December 31,
               1987 and the Transaction
               Documents Referred to Therein:
               Sale and Leaseback of
               Undivided Interest in Lake
               Superior Paper Industries'
               Supercalendered Paper Mill;
               although this filed document
               supplies the definitions
               applicable to the agreements
               filed as Exhibits 10.20 and 10.21
               above, there were four additional
               sets of definitions that supply the
               definitions for the other sets of
               agreements referred to in the
               descriptions of those Exhibits
               with respect to the various Owner
               Participants (Incorporated by
               reference to Exhibit 10.3 to
               Amendment No. 1 to the
               Company's Current Report on
               Form 8-K filed April 26, 1988).

(10.23)        Loan and Stock Purchase
               Agreement dated March 7, 1990
               between the Company and the
               Pentair, Inc. Employee Stock
               Ownership Plan Trust, acting
               through State Street Bank and
               Trust Company, as Trustee
               (Incorporated by reference to
               Exhibit 10.1 to the Company's
               Current Report on Form 8-K filed
               March 21, 1990).

(10.24)        $56,499,982 Promissory Note
               dated March 7, 1990 of the
               Pentair, Inc. Employee Stock
               Ownership Plan Trust, acting
               through State Street Bank and
               Trust Company, as Trustee, to
               the Company (Incorporated by
               reference to Exhibit 10.2 to the
               Company's Current Report on
               Form 8-K filed March 21, 1990).

(11)           Statement regarding
               computation of earnings per
               share.

(13)           Annual Report to Shareholders
               for period ended December 31,
               1994.

(21)           Subsidiaries of Registrant.

(24)           Consent of Deloitte & Touche.