Form 10-Q
period 1995-03-31
PENTAIR INC
filed 1995-05-15
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q



(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1995

                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to _______


Commission File No. 0-4689


PENTAIR, INC.
(Exact name of Registrant as specified in its charter)


Minnesota                       41-0907434
(State or other               (IRS Employer
jurisdiction of          Identification No.)
incorporation
or organization)


1500 County B2 West, Suite 400
St. Paul, Minnesota               55113-3105
(Address of principal
 executive offices)               (Zip Code)

(612) 636-7920
(Registrant's telephone number,
including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's only class of common stock on March 31, 1995 was 18,335,029.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
  Results of Operations and
  Financial Condition



PART II - OTHER INFORMATION

Item 4.  Results of Votes of
          Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
($ expressed in thousands except per share amounts)

                              Three Months Ended
                                 March 31

                               1995         1994

Net sales                 $459,250     $389,252
Operating costs
  Cost of goods sold       349,710      290,752
  Selling, general and
     administrative         77,905       72,143
    Total operating costs  427,615      362,895

                            31,635       26,357
Equity in jt vent income     1,689          378
Operating income            33,324       26,735

Interest expense             8,461        8,424
Interest income                997          589

Income before income taxes  25,860       18,900
Provision for income taxes  10,510        7,800

Net income                  15,350       11,100
Preferred dividend req       1,330        1,366
Earnings applicable
   to common stock         $14,020       $9,734

Earnings per share:

  Primary                      $.76         $.53
  Diluted                      $.72         $.52


Weighted average common and common equivalent shares:

  Primary                   18,551       18,372
  Diluted                   21,143       21,006

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                          March 31, December 31,
ASSETS                         1995         1994

Current Assets
  Cash and cash equiv      $25,192      $32,677
  Accts receivable - net   287,336      255,105
  Inventories
   Finished goods          170,073      139,066
   Work in process          43,904       42,502
   Raw materials
    and supplies            66,211       62,083
        Total inventory    280,188      243,651
  Deferred income taxes     28,193       27,749
  Other current assets       9,693       10,037
Total current assets       630,602      569,219

Property, plant and
    equipment              784,882      764,408
Accumulated depreciation   366,840      353,422
        PP & E - net       418,042      410,986
Marketable securities -
     insurance subsidiary   24,641       23,655
Investment in jt ventures   78,023       81,102
Goodwill - net             180,248      170,965
Other assets                28,911       25,569
TOTAL ASSETS            $1,360,467   $1,281,496

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable        $113,790     $115,962
  Compensation and other
       benefits accruals    60,277       58,297
  Income taxes              13,126        7,570
  Accrued product claims
       and warranties       25,854       25,484
  Accrued expenses and
       other liabilities    85,551       72,612
  Current maturities of
     long-term debt          3,979        5,766
Total current liabilities  302,577      285,691

Long-term debt             438,851      408,503
Other liabilities           21,246       20,883
Deferred income taxes       22,341       22,706
Pensions and other
 retirement compensation    35,204       29,521
Postretirement medical and
       other benefits       61,594       61,134
Reserves - insurance
      subsidiary            22,839       21,084
Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:
   2,500,000 shares
Outstanding:
   1995 - 1,941,292         68,008       68,444
   1994 - 1,953,243
Unearned compensation
      relating to ESOP     (25,448)     (27,528)

Common stock -
        par value, $.16 2/3
Authorized:
  72,500,000 shares
Outstanding:
  1995 - 18,335,029         3,056        3,041
  1994 - 18,248,155
Additional paid-in
    capital               168,989      166,314
Currency translation and
 pension adjustments       16,954        8,033
Retained earnings         224,256      213,670

 Total shareholders'
          equity          455,815      431,974
TOTAL LIABILITIES
 AND SHAREHOLDERS'
     EQUITY            $1,360,467 $1,281,496

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)
                                     Three Months Ended
                             March 31    March 31
                                 1995        1994

Cash provided by (used for)
Operating activities
Net income                   $15,350     $11,100
Adjustments to reconcile
    to cash flow:
 Depreciation                 16,960      16,335
 Amortization                    994       1,384
 Deferred income taxes          (809)       (104)
 Undistributed (earnings)
    from joint venture        (1,689)       (378)
 Changes in assets
   and liabilities,
   net of effects of
   acquisition
   Accounts receivable       (32,231)    (22,332)
   Inventories               (36,537)    (15,419)
   Accounts payable           (2,172)     (1,995)
   Compensation and benefits   3,980       6,774
   Income taxes                5,556       4,258
   Pensions and other
      retirement
      compensation             5,683       6,395
   Reserves -
     insurance subsidiary      1,755     1,819
   Other assets/
     liabilities - net         9,181    (2,783)
Net cash from (used for)
   operating activities      (13,979)      5,054

Investing activities
Capital expenditures         (16,266)    (14,963)
Cash investment in joint
      venture - net            4,768      (1,993)
Purchase of marketable
      securities - net          (986)        729
Acquisition -
   net of cash acquired            0    (140,116)
Net cash (used) for
     investing activities    (12,484)   (156,343)

Financing activities
Borrowings                    24,500     175,384
Debt payments                 (6,770)     (5,951)
Unearned ESOP
   compensation decrease       2,080       1,110
Employee stock plans
    and other                  2,479       1,373
Dividends paid                (4,989)     (4,637)
Net cash provided for
   financing activities       17,300     167,279

Effects of currency
 exchange rate changes         1,678       1,127

Increase (decrease)
 in cash and cash
   equivalents                (7,485)     17,117

Cash and cash equivalents
  - beginning of period       32,677      10,327
  - end of period            $25,192     $27,444

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

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1994, previously filed with the Commission.

2.  The results of operations for the three months ended
March 31, 1995 are not necessarily indicative of the operating results to be expected for the full year.

3. Income tax provisions for interim periods are based on the current best estimate of the effective federal, state and foreign income tax rates.

4. Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. The tax benefits applicable to preferred dividends paid to ESOPs are: for allocated shares credited to income tax expense and for unallocated shares, credited to retained earnings and are not considered earnings applicable to common stock.

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


5. The long-term debt is summarized as follows ($ millions):

                            March 31,December 31,
                                 1995        1994

Revolving credit facilities     $266        $231
Private placement debt           160         160
Other                             17          23
TOTAL                            443         414
Current maturities                (4)         (5)
Total long-term debt            $439        $409

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $148 million of the March 31, 1995 retained earnings were unrestricted for such purposes.

6. The Company uses the equity method of accounting for its Joint Ventures, Lake Superior Paper Industries (LSPI) and LSPI Fiber. First quarter operations are summarized as follows ($ millions):

                                 1995        1994

Net Sales                       $47.3        39.1
Operating Income                  5.0         1.8
Pre-Tax Income                    3.4          .8

7.  Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                           Three Months Ended March 31
                                 1995        1994
Interest paid
(net of capitalized interest)  $8,227      $8,992
Income tax payments            4,158       3,241

8.  Acquisition

Effective January 1, 1994, the Company acquired Schroff
GmbH and its international subsidiaries, a manufacturer of cabinets, cases, subracks and accessories for the electronics industry, for $140 million. The acquisition was accounted for by the purchase method, accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values as follows: working capital, $20.9 million; property, plant and equipment, $57.8 million; other non-current liabilities, $17.9 million; and goodwill, $79.0 million. Goodwill is being amortized on a straight line basis over 25 years.

The Schroff operating results are included in the company's consolidated results from January 1, 1994.

9.  Subsequent Event

The sale of Cross Pointe Paper Corporation was completed on April 3, 1995. The definitive agreements regarding the sale of Niagara of Wisconsin Paper Corporation, our 50% share of Lake Superior Paper Industries (LSPI) joint venture and our 12% share of Superior Recycled Fiber
Industries (SRFI) were signed on May 8, 1995.



  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND  FINANCIAL CONDITION


BUSINESS SEGMENT INFORMATION
Selected information for business segments for the three months ended March 31, 1995 and 1994 follows ($millions):
                                   General
                      Specialty Industrial     Paper Joint     General
                       Products  Equipment  Products Ventures  Corporate    Total

1995
Net Sales                $117.6    $219.8    $125.4   $0.0     $(3.5)      $459.3
Operating Income           13.4      21.1       2.7    1.7      (5.6)        33.3
Identifiable Assets       240.7     677.0     294.5   78.0      70.3      1,360.5
Depreciation                2.5       7.8       6.7    0.0       0.0         17.0
Capital Expenditures        2.0       7.9       6.4    0.0       0.0         16.3

1994
Net Sales                $109.9    $187.1    $ 92.3   $0.0      $0.0       $389.3
Operating Income           11.4      16.7       4.2    0.4      (6.0)        26.7
Identifiable Assets       216.3     597.4     261.1   73.6      61.3      1,209.7
Depreciation                2.2       7.6       6.5    0.0       0.0         16.3
Capital Expenditures        2.4       6.2       6.4    0.0       0.0         15.0

RESULTS OF OPERATIONS

Pentair reported net income of $15.4 million, or 72 cents per fully diluted share, on consolidated net sales of $459.3 million for the three months ended March 31, 1995.
This represented a 38.3 percent increase in net income and an 18.0 percent increase in sales over the first quarter of 1994. The first quarter 1994 net income was $11.1 million, or 52 cents per fully diluted share, on consolidated net sales of $389.3 million.

Specialty Products Segment. Net sales increased $7.7 million or 7.0% and operating income increased $2.0 million or 17.8% with Porter Cable contributing much of the improvement. The increases reflect new product sales and further expansion into major home center distribution channels.

General Industrial Equipment Segment.  Sales increased
$32.8 million or 17.5% and operating income increased $4.4 million or 26.6%. Schroff and Hoffman were the major contributors to the increased sales and operating income for the first three months of 1995. Electronic and electrical enclosure sales continued strong for the first quarter of 1995, assisted by the strength in durable goods spending in the U.S. and Europe. Lubrication and material dispensing sales and profits were up considerably from the prior year. The strengthening of the European economy continues to favorably impact the results of the Lincoln
GmbH business. Sporting ammunition sales and operating margins were lower due to unfavorable product mix as compared to 1994.

Paper Products Segment. Net sales increased $33.1 million and operating income decreased $1.5 million, reflecting continuous margin pressures in uncoated free sheet products. The turnaround in the domestic paper market helped the businesses greatly. Coated groundwood paper volume was up
10.8% and prices increased by $200 per ton above first quarter 1994 prices. Uncoated paper volume was up 12.7% and prices were up over $115 per ton over the same period in 1994. Net paper segment results were flat. However, within this segment a $6.5 million charge was recorded based on senior management's decision to accelerate closure of a sludge disposal facility in Dickinson County, Michigan.

Joint Venture Segment. Tons shipped were flat but prices were up 16.2% or over $100 per ton as compared to the first quarter of 1994.


FINANCIAL CONDITION


In 1995 as in 1994, net income adjusted for non-cash items provided much of the funds for seasonal working capital increases. Accounts receivable levels increased due to dating programs and increased sales. Some subsidiaries were also re-building inventory levels. Borrowings financed some operating needs along with capital expenditures of $16.3 million in 1995 and $15.0 million in 1994. The percentage of long-term debt to total capital was 49% at March 31, 1995 compared to 49% at December 31,
1994. In 1994, revolving credit facilities were used to fund the acquisition of Schroff.

The full year 1995 cash flow from operations is expected to increase with additional net income contributions. Working capital needs will grow as total sales increase. Capital expenditures are expected to be down from 1994 to about
$60-70 million in 1995 as compared to $92.7 million in 1994 due to the expected disposition of all of the paper businesses.

Based upon current operating expectations, credit available under revolving credit facilities is expected to be adequate to cover seasonal working capital and long-term capital expenditure requirements.


OUTLOOK

In general, the Company is well-positioned to continue its internal growth. The strong emphasis on product development and aggressive efforts to expand distribution channels that helped during the recent year are expected to continue to grow market share and sales and profit growth. In all businesses, sales are expected to respond to new products and enhanced customer service.

The sale of Cross Pointe Paper Corporation was completed on April 3, 1995. The definitive agreements regarding the sale of Niagara of Wisconsin Paper Corporation, our 50% share of Lake Superior Paper Industries (LSPI) joint venture and our 12% share of Superior Recycled Fiber
Industries (SRFI) were signed on May 8, 1995.

With the expected completion of the disposition of the Paper Products and Joint Venture segments, Pentair will be able to devote full financial and managerial resources to growth and development of its industrial businesses. The proceeds from the sales of the paper businesses will strengthen our capital position and enable the company to pursue industrial acquisitions. These resources also will enable the company to make continued capital expenditures for internal development of the existing industrial businesses.



PART II - OTHER INFORMATION

ITEM 4 -Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pentair, Inc. was held on April 19, 1995, for the purpose of electing certain members to the board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

DIRECTORS
All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

Shares         Shares      Broker
Voted "For"   "Withheld"  Non-Votes

Q. Hietpas   17,395,504    165,925          0
R. Schulze   17,385,344    176,085          0
K. Welke     17,371,326    190,103          0

AUDITORS
The appointment of Deloitte & Touche LLP as independent auditors of the Company for 1995 was ratified by the following vote:

                Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

17,322,488     61,084     177,857       0



PROPOSAL 2
A proposal to amend the Restated Articles of Incorporation increasing the total number of shares authorized to be issued from 75,000,000 to 100,000,000 and increase from 10,000,000 to 15,000,000 the number of authorized shares that the Board of Directors could designate as preferred shares, and modify the power of the Board of Directors to establish voting rights of unissued shares did not receive the required 60% approval. The vote tally was as follows:

                Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

10,973,651     5,274,835   166,329    1,146,614

PROPOSAL 3
A proposal to amend the Restated Articles of Incorporation increasing the total number of shares authorized to be issued from 75,000,000 to 125,000,000 and increase from 10,000,000 to 15,000,000 the number of authorized shares that the Board of Directors could designate as preferred shares was passed with the following vote:

                Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

13,824,183     2,321,552   269,080    1,146,614


In order for either proposal regarding the amendment to the Articles of Incorporation to pass, the proposal was required to receive greater than 60% vote in favor and not more than 25% vote against.


ITEM 5 - Other Information

The Registrant announced on May 8, 1995 that is has signed a definitive agreement to sell its remaining paper businesses to Consolidated Papers, Inc. of Wisconsin for approximately $103 million cash, plus assumed debt and lease obligations. The sale includes Niagara of Wisconsin
Paper Corporation, our 50% share of Lake Superior Paper
Industries (LSPI) joint venture and our 12% share of Superior Recycled Fiber Industries (SRFI). The transaction is expected to close in late June 1995, subject to regulatory clearance and further due diligence.

In connection with the completed sale of Cross Pointe and the expected sale of the remaining assets, the Company has decided to report its Paper Products segment and Joint
Ventures segment as discontinued operations, effective May
1, 1995. The consolidated financial statements will be reclassified to report separately the net assets and operating results of the discontinued operations. The company's prior year operating results will also be restated to reflect continuing operations.

The continuing operations will consist of the Specialty
Products, General Industrial Equipment, and General
Corporate segment. Comparative sales and operating income figures can be found in Part 1 Item 2 Business Segment
Information. The results of 1994 and first quarter of 1995 will be restated on a discontinued operations basis on Form
8-K/A to be filed in early June.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation
S-K.

Exhibit         Description
Number
11     Calculation of Earnings per Common and Common
          Equivalent Share

27     Financial Data Schedule

(b)  Reports on Form 8-K.

A report on Form 8K was filed on April 17, 1995 disclosing the closing of the sale of Cross Pointe Paper Corporation to Noranda Forest, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


/s/ David D. Harrison
Senior Vice President and
Chief Financial Officer

May 15, 1995

EXHIBIT INDEX
Exhibit Number

11   Calculation of Earnings per Common and
       Common Equivalent Share

27   Financial Data Schedule