Form 10-Q
period 1995-06-30
PENTAIR INC
filed 1995-08-11
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549


FORM 10-Q



(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

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


The number of shares outstanding of Registrant's only class of common stock on June 30, 1995 was 18,429,913.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
   Results of Operations and Financial Condition



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
($ expressed in thousands except per share amounts)

                Six Months Ended         Quarter Ended
                      June 30                 June 30
                   1995     1994        1995     1994

Net sales               $672,039      $597,293     $338,216    $300,358

Operating costs:
  Cost of goods sold     471,899       420,687      239,275     211,103
  Selling, general
   and administrative    144,297       129,236       72,326      64,323
Total operating costs    616,196       549,923      311,601     275,426

Operating income          55,843        47,370       26,615      24,932

Interest expense - net    (9,843)      (10,844)      (4,077)     (5,431)

Income from continuing
  operations before
   income taxes           46,000        36,526       22,538      19,501

Provision for
   income taxes           18,800        14,663        9,189       7,566

Income from
   continuing operations  27,200        21,863       13,349      11,935


Discontinued operations:
   Income from operations
     of discontinued Paper
    Products and Joint Venture
    segments (net of applicable
    income taxes of $2,740 and
   $637, and $1,841 and
   ($67), respectively)    4,566        1,062        3,067       (110)

   Gain on sale of
   discontinued operations
   (less applicable
    income taxes of
    $7,734)               12,134            0       12,134          0

Net income                43,900       22,925       28,550     11,825
Preferred dividend
 requirements              2,657        2,731        1,327      1,365
Earnings applicable
  to common stock        $41,243      $20,194      $27,223    $10,460

Earnings per share:
Primary -
Income from:
 continuing operations     $1.32         $1.04         $.64          $.57
 discontinued operations     .90           .06          .82           .00
 Net Income                $2.22         $1.10        $1.46          $.57

Diluted -
Income from:
 continuing operations     $1.27         $1.03         $.62          $.56
 discontinued operations     .79           .05          .72           .00
 Net Income                $2.06         $1.08        $1.34          $.56

Weighted average
 common and common
 equivalent shares:
Primary                  18,584        18,376        18,616        18,380
Diluted                  21,160        21,004        21,176        21,003


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                             June 30,   December 31,
                                 1995        1994
ASSETS
Current assets
  Cash and cash equivalents  $32,271     $32,677
  Accounts receivable - net  253,043     219,527
  Notes receivable            99,426           0
  Inventories
   Finished goods            160,680     114,875
   Work in process            42,050      41,283
   Raw materials and supplies 42,011      36,929
    Total inventory          244,741     193,087
  Deferred income taxes       28,366      23,087
  Other current assets        10,444       8,701
   Net assets of
     discontinued operations       0     240,136
Total current assets         668,291     717,215

Property, plant
   and equipment             407,456     378,732
  Less accumulated
       depreciation          167,457     147,581
Property, plant and
 equipment - net             239,999     231,151
Marketable securities -
     insurance subsidiary     24,366      23,655
Goodwill - net               177,583     170,965
Other assets                  18,374      18,156
TOTAL ASSETS              $1,128,613  $1,161,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable           $76,129     $78,065
  Compensation and other
       benefits accruals      53,476      48,657
  Income taxes                11,837       2,708
  Accrued product claims
       and warranties         24,729      24,324
  Accrued expenses and
       other liabilities      84,557      61,277
  Current maturities of debt   4,529       3,566
Total current liabilities    255,257     218,597

Long-term debt               246,430     408,503
Other liabilities             17,461      17,944
Deferred income taxes         22,917         366
Pensions and other
  retirement compensation     32,566      21,796
Postretirement medical and
       other benefits         46,128      40,878
Reserves -
  insurance subsidiary        24,444      21,084
Commitments and contingencies

Shareholders' equity
Preferred stock -
 at liquidation value
Authorized:  2,500,000 shares
Outstanding:
  1995 - 1,901,836            66,720      68,444
  1994 - 1,953,243
Unearned compensation
   relating to ESOP          (23,368)    (27,528)

Common stock -
   par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:
  1995 - 18,429,913            3,072       3,041
  1994 - 18,248,155
Additional paid-in capital   170,374     166,314
Cumulative translation
  and pension adjustments     18,581       8,033
Retained earnings            248,031      213,670
Total shareholders'
     equity                  483,410    431,974
TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY $1,128,613   $1,161,142

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                Six Months Ended
                              June 30     June 30
                                 1995        1994

Cash flows from operating activities

Net income                     $43,900     $22,925
Adjustment for
    discontinued operations    (16,700)   (1,062)
Adjustments to reconcile net
    income to cash provided
    from operating activities
      Depreciation              20,508      17,544
      Amortization               3,166       2,852
      Deferred income taxes       (619)      1,786
 Changes in assets and liabilities,
    net of effects of acquisitions
    and dispositions
   Accounts receivable         (33,516)    (14,788)
   Inventories                 (51,654)    (24,138)
   Accounts payable             (1,936)     (6,235)
   Accrued compensation
       and benefits              4,819    12,203
   Income taxes                 (1,619)        697
   Pensions and other
      retirement compensation   10,770    10,354
   Reserves - insurance
              subsidiary         3,360     3,634
   Other assets/
        liabilities - net        9,139     1,848
Cash from
   continuing operations       (10,382)   27,620
Cash from
   discontinued operations        (525)    2,198

Cash from
 operating activities          (10,907)   29,818

Cash flows from investing activities

Capital expenditures         (22,571)    (21,655)
Purchase of marketable
      securities - net          (711)       (236)
Proceeds from sale of
      discontinued
      operations             206,459         0
Acquisition - net of
      cash acquired                0    (140,116)
Cash provided by
 (used for) investing
     activities -
     continuing operations  183,177  (162,007)
Cash used for investing
     activities -
     discontinued operations      0   (11,566)

Cash provided by (used for)
    investing activities    183,177   (173,573)

Cash flows from financing activities

Borrowings                    24,621     158,235
Debt payments               (196,863)     (6,193)
Unearned ESOP
   compensation decrease       4,160       2,220
Employee stock
     plans and other           2,817     1,731
Dividends paid                (9,989)     (9,276)
Cash provided by
 (used for) financing
 activities -
 continuing operations      (175,254)  146,717
Cash used for financing
 activities -
 discontinued operations           0         0

Cash (used for) provided by
   financing activities     (175,254)     146,717

Effect of currency
 exchange rate changes         2,578       4,298

Increase (decrease)
 in cash and cash equivalents   (406)      7,260

Cash and cash equivalents
  - beginning of period       32,677      10,327
  - end of period            $32,271     $17,587

See Notes to Consolidated Financial Statements.

PENTAIR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1.   Accounting Policies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual
Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission.

Certain reclassifications have been made to prior year's financial statements to conform to the current year presentation.


Note 2.  Discontinued Operations.

On April 1, 1995 the company sold its Cross Pointe Paper Corporation subsidiary for $203.3 million, of which $100 million was received in cash and a promissory note due January 2, 1996 was given for the remainder. Effective May 1, 1995 the company decided to report its Paper Products and Joint Venture segments as discontinued operations. On June 30, 1995 the company sold its Niagara of Wisconsin Paper Corporation, its 50% share of Lake Superior Paper Industries (LSPI) joint venture and its 12% share of Superior Recycled Fiber Industries (SRFI) for approximately $103 million cash.

The gain on the sale was $12.1 million after income tax expense of $7.7 million. The transaction added 57 cents to earnings per share in 1995.

The prior year has been restated to include the company's former paper businesses (Paper Products and Joint Venture segments) as discontinued operations.

Summarized results of operations and financial position data of discontinued operations were as follows:

Results of Operations

                Period Ended June 30
                   1995       1994

Net Sales         $187.1    $183.9
Operating Income    27.2       4.4
Net Earnings         4.6       1.1
Gain on Sale        12.1       0.0

Financial Position

                             December 31, 1994

Current assets                     $92.1
Net property, plant and equipment  179.8
Other assets                        88.5
Current liabilities                (67.1)
Other liabilities                  (53.2)

Net assets of
    discontinued operations       $240.1

Note 3.  Long-Term Debt.

The long-term debt is summarized as follows ($ millions):

                         6/30/95  12/31/94

Revolving credit facilities:
   US $ revolvers           $14   $157
   DM revolvers              96     74
Private placement debt      125    160
Other                        16     23
TOTAL                       251    414
Current maturities           (5)    (6)
Total long-term debt       $246   $408

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $151 million of the June 30, 1995 retained earnings were unrestricted for such purposes.

Note 4.  Statement of Cash Flows - supplemental information.

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                             Six Months
                            Ended June 30
                            1995     1994
Interest paid (net of
   capitalized interest) $16,615   $15,294
Income tax payments       24,382    15,281

Non-cash Items:

Gross amounts to be realized from the sale of the Paper Products and Joint Venture segments are approximately $316 million. Of this amount $206 million was received in cash, a promissory note was received for $100 million which is due January 2, 1996 and the remainder is recorded as a miscellaneous account receivable.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION

Selected information for business segments for the six months ended June 30, 1995 and 1994 follows ($ millions):

                                   General
                        Specialty  Industrial  General
                        Products   Equipment   Corporate   Total

1995
Net Sales                 $228.3    $443.7      $0.0       $672.0
Operating Income            22.5      43.2      (9.9)        55.2
Identifiable Assets        237.0     703.4     188.2      1,128.6
Depreciation                 6.2      14.3       0.0         20.5
Capital Expenditures         6.5      16.0       0.1         22.6

1994
Net Sales                 $216.3    $381.0      $0.0       $597.3
Operating Income            21.4      35.4      (9.4)        47.4
Identifiable Assets        209.0     621.2     288.4      1,118.6
Depreciation                 4.5      13.0       0.0         17.5
Capital Expenditures         4.6      17.0       0.1         21.7

RESULTS OF OPERATIONS


Consolidated Continuing Operations. Pentair reported income from continuing operations of $27.2 million, or $1.27 per fully diluted share, on consolidated net sales from continuing operations of $672.0 million for the six months ended June 30, 1995. This represented a 24.4 percent increase in income from continuing operations and a 12.5 percent increase in sales from continuing operations over the first half of 1994. The first half 1994 income from continuing operations was $21.9 million, or $1.03 per fully diluted share, on consolidated net sales from continuing operations of $597.3 million.

Specialty Products Segment. Net sales increased $12.0 million or 5.6% and operating income increased $1.2 million or 5.5%.
The increases reflect further expansion into major home center distribution channels, tempered somewhat by a general economic slowing of retail sales activity in the second quarter. Order rates, supported by new product introductions, remain strong in this segment.

General Industrial Equipment Segment. Sales increased $62.7 million or 16.5% and operating income increased $7.7 million or 21.8%. Hoffman and Schroff were major contributors to the increased sales and operating income for the first half of 1995. Electrical and electronic enclosure sales continued strong into 1995, assisted by the strength in durable goods spending in both the United States and Western European markets. Sporting ammunition sales and margins were down due to a less favorable product mix, competitive pricing pressures, and higher raw material costs. The Lincoln group of companies continued their strong recovery with year to year sales up 13% and operating income up 121%. Reported sales in this segment were increased by $18-20 million due to the year to year strengthening of the Deutsche mark relative to the US dollar. However, foreign exchange rates had no material effect on the operating income of this segment.

Discontinued Operations.  Results from the Paper Products and
Joint Venture segments have been restated as discontinued operations. See Note 2 to the financial statements for details of these discontinued operations.

Interest Expense.  Interest expense for continuing operations was
$1.0 million lower than the same period in the prior year.   The
reduction in interest expense was primarily the result of reduced allocations of interest costs in connection with a reduction of debt via the proceeds received from the sale of Cross Pointe Paper Corporation in early April 1995.


FINANCIAL CONDITION


Through the first half of 1995, increases in accounts receivable due to increased sales volume, combined with seasonal and temporary build-ups of finished goods inventories resulted in negative cash from continuing operations of $10.4 million, compared to a positive cash from continuing operations of $27.6 million in the same period of the prior year.

Capital expenditures of continuing operations for the first six months were $22.6 million in 1995 and $21.7 million in 1994.

The percentage of long-term debt to total capital was reduced to 34% at June 30, 1995 compared to 49% at December 31, 1994, largely due to the use of proceeds from the disposition of the paper businesses to pay down outstanding debt. As a result, substantially all of the US$ revolving credit facilities and the $35 million portion of the private placement debt that was to mature in June 1996 was paid down. The average interest rate on the redeemed debt was 8.81%. A make-whole premium of approximately $950,000 was required to be paid to redeem the private placement debt. The average interest rate on the remaining private placement debt of $125 million is 7.31%.

Management believes that cash flows from continuing operations will be positive by the end of 1995. The company's continuing operations should generate sufficient cash from operations to provide for their recurring capital needs. Capital expenditures of continuing operations are expected to be about $70 million in 1995 as compared to $57.8 million in 1994.

Credit available under revolving credit facilities is adequate to provide for working capital, capital expenditure, and acquisition requirements.


OUTLOOK


In general, the Company is strong and well-positioned to continue its growth. Given a continued steady GNP growth in the United
States and Europe, the company expects to continue to grow sales and earnings of its continuing businesses in 1995.

With the completion of the paper business sales on June 30, the company became entirely a diversified manufacturer of industrial products. The performance of the company will be less influenced by economic cycles, and capable of returning consistent value in both the near and long term.

With its strengthened capital structure, the company has sufficient resources to pursue both internal and external expansion into profitable industrial business segment opportunities.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

Federal-Hoffman, Inc.   Federal Cartridge, a division of Federal-Hoffman, Inc.,
and 79 manufacturers, distributors and retailers of ammunition and/or firearms were sued in July 1995 by a private environmental group pursuant to California Health and Safety
Code Section 25249 (Proposition 65) and the Business and
Professions Code Section 17200. Basic information concerning this matter was previously reported in the Company's Form 10-K for the year ending December 31, 1994. The lawsuit alleges violations of California law arising from exposure to lead from the discharge or cleaning of firearms. Claims have been made for injunctive relief, statutory penalties and attorneys fees. Based on the information currently known, the Registrant believes that this matter is unlikely to result in material liability.


ITEM 2 - Changes in Securities

On July 21, 1995, the Board of Directors of Pentair, Inc. (the "Company") declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock, par value $.16-2/3 per share (the "Common Shares"), of the Company. The dividend is effective July 31, 1995 for shareholders of record on such date (the "Record Date"). Each Right entitles the registered holder to purchase from the Company one Common Share at a price of $160.00 per Common Share, subject to adjustment (the "Purchase Price"). The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and Norwest Bank Minnesota, National Association, as Rights Agent (the "Rights Agent").

Until the earlier to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (other than the Company, a subsidiary of the Company or an employee benefit plan of the Company or a subsidiary) (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding Common Shares (the "Shares Acquisition Date") or (ii) 10 business days (or such later date as may be determined by action of the Company's Board of Directors prior to such time as any person becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group (other than the Company, a subsidiary of the Company or an employee benefit plan of the Company or a subsidiary) of 15% or more of such outstanding Common Shares (the earlier of such dates being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Share certificates outstanding as of the Record Date, by such Common Share certificate.

The Rights Agreement provides that, until the Distribution Date, the Rights will be transferred with and only with the Common Shares. Until the Distribution Date (or earlier redemption or expiration of the Rights), new Common Share certificates issued after the Record Date, upon transfer or new issuance of Common Shares, will contain a notation incorporating the Rights
Agreement by reference. Until the Distribution Date (or earlier redemption or expiration of the Rights), the surrender for transfer of any certificates for Common Shares, outstanding as of the Record Date, even without such notation, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. As soon as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution
Date and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date.  The
Rights will expire on July 31, 2005 (the "Final Expiration Date"), unless the Rights are earlier redeemed or exchanged by the Company, in each case, as described below.

The Purchase Price payable, and the number of Common Shares or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Shares, (ii) upon the grant to holders of the Common Shares of certain rights or warrants to subscribe for or purchase Common Shares at a price, or securities convertible into Common Shares with a conversion price, less than the then current market price of the Common
Shares or (iii) upon the distribution to holders of the Common Shares of evidences of indebtedness or assets (excluding regular quarterly cash dividends or dividends payable in Common
Shares) or of subscription rights or warrants (other than those referred to above).

With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in such Purchase Price. No fractional shares will be issued. In lieu thereof, an adjustment in cash will be made based on the market price of the Common Shares on the last trading day prior to the date of exercise.


The Purchase Price is payable by certified check, cashier's check, bank draft or money order or, if so provided by the Company, the Purchase Price following the occurrence of a Flip-In Event (as defined below) and until the first occurrence of a Flip-Over Event (as defined below) may be paid in Common Shares having an equivalent value.

In the event that any person becomes an Acquiring Person (a
"Flip-In Event"), the holders of Rights will thereafter have the right to receive upon exercise that number of Common Shares (or, in certain circumstances cash, property or other securities of the Company or a reduction in the Purchase Price) having a market value of two times the then current Purchase Price.
Notwithstanding any of the foregoing, following the occurrence of a Flip-In Event all Rights will be null and void to the extent they are, or (under certain circumstances specified in the Rights
Agreement) were, or subsequently become beneficially owned by an Acquiring Person, related persons and transferees.

In the event that, at any time following the Shares Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction or (ii) 50% or more of its consolidated assets or earning power are sold (the events described in clauses
(i) and (ii) are herein referred to as "Flip-Over Events"), proper provision will be made so that the holders of Rights will thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price, that number of shares of common stock of the acquiring company which at the time of such transaction will have a market value of two times the then current Purchase Price.

At any time after a person becomes an Acquiring Person and prior to the acquisition by such Acquiring Person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange the Rights (other than Rights owned by such Acquiring Person which have become void), in whole or in part, at an exchange ratio of one Common Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges) per Right (subject to adjustment).

At any time prior to the close of business on the tenth day following the Shares Acquisition Date, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right (the "Redemption Price"). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.


Other than the Redemption Price, the Purchase Price and the Final Expiration Date, the terms of the Rights may be amended by the Board of Directors of the Company without the consent of the holders of the Rights, including an amendment to lower the threshold for exercisability of the Rights from 15% to 10%, with appropriate exceptions for any person then beneficially owning a percentage of the number of Common Shares then outstanding equal to or in excess of the new threshold, except that from and after the Distribution Date no such amendment may adversely affect the interests of the holders of the Rights.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including, without limitation, the right to vote or to receive dividends.

A copy of the Rights Agreement has been filed with the Securities and Exchange Commission as an Exhibit to a Registration
Statement on Form 8-A12G filed with respect to the Rights. A copy of the Rights Agreement is available free of charge from the Company. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is hereby incorporated herein by reference.


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number

3.1    Restated Articles of Incorporation of Pentair, Inc.
         as amended through April 19, 1995

3.2    Second Amended and Superseding Bylaws of Pentair, Inc.
         as amended through July 21, 1995

4.1    Rights Agreement dated as of July 21, 1995 between
    Norwest Bank Minnesota, N.A. and Pentair, Inc.

11     Calculation of Earnings per Common and Common
          Equivalent Share

(b)  Reports on Form 8-K.

A report on Form 8K was filed on April 17, 1995 disclosing the completion of the sale of Cross Pointe Paper Corporation to Noranda Forest, Inc.

A report on Form 8K/A (Amendment to form 8K which was filed on April 17, 1995) was filed on May 30, 1995 disclosing the proforma financial information of the Pentair, Inc. excluding the Paper Products and Joint Venture segments which were classified as discontinued operations as of May 1, 1995. The filing also announced the proposed disposition on June 30, 1995 of the company's Niagara of Wisconsin Paper subsidiary and the disposition of the company's shares in its paper-related joint ventures Lake Superior Paper Industries and Superior Recycled Fiber Industries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


/s/ David D. Harrison
Senior Vice President and
Chief Financial Officer

August 11, 1995

EXHIBIT INDEX

Exhibit Number

3.1    Restated Articles of Incorporation of Pentair, Inc.
         as amended through April 19, 1995

3.2    Second Amended and Superseding Bylaws of Pentair, Inc.
         as amended through July 21, 1995

4.1    Rights Agreement dated as of July 21, 1995 between
    Norwest Bank Minnesota, N.A. and Pentair, Inc.

11   Calculation of Earnings per Common and
       Common Equivalent Share