Form 10-Q
period 1995-09-30
PENTAIR INC
filed 1995-11-13
CIK 77360

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION

          Washington, D. C.  20549


                 FORM 10-Q


(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________ to _______


         Commission File No. 0-4689


               PENTAIR, INC.
(Exact name of Registrant as specified in its charter)


Minnesota                                     41-0907434
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
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

The number of shares outstanding of Registrant's only class of common stock on September 30, 1995 was 18,460,138.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
   Results of Operations and Financial Condition



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)
($ expressed in thousands except per share amounts)

                      Nine Months Ended       Quarter Ended
                       September 30            September 30

                            1995       1994       1995         1994

Net sales             $1,025,377  $ 922,157   $ 353,338    $ 324,864

Operating costs:
  Cost of goods sold     727,288    652,186     255,389      231,499
  Selling, general
   and administrative    214,047    194,954      69,750       65,718
Total operating costs    941,335    847,140     325,139      297,217

Operating income          84,042     75,017      28,199       27,647

Interest expense - net   (12,530)   (16,235)     (2,687)      (5,391)

Income from continuing
 operations before
 income taxes             71,512     58,782      25,512       22,256
Provision for
 income taxes             29,012     23,281      10,212        8,618
Income from
 continuing operations    42,500     35,501      15,300       13,638

Discontinued operations:
 Income from operations
  of discontinued Paper
  Products and Joint Venture
  segments (net of applicable
  income taxes of $2,740 and
  $719, and $0 and
  $82, respectively)      4,566      1,199           0          137

 Gain on sale of
  discontinued operations
  (less applicable income
  taxes of $7,734)      12,134           0           0            0

Net income              59,200      36,700      15,300       13,775

Preferred dividend
 requirements            3,981       4,094       1,324        1,363

Earnings applicable
  to common stock      $55,219     $32,606     $13,976      $12,412

Earnings per share:
Primary -
Income from:
 continuing operations    $2.07     $1.70        $.75          $.66
 discontinued operations    .90       .07         .00           .01
Net Income                $2.97     $1.77        $.75          $.67

Diluted -
Income from:
 continuing operations    $1.98     $1.66        $.71          $.63
 discontinued operations    .79       .06         .00           .01
Net Income                $2.77     $1.72        $.71          $.64

Weighted average
 common and common
 equivalent shares:
Primary                 18,619     18,400      18,689        18,446
Diluted                 21,173     21,023      21,199        21,059


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                                 September 30,             December 31,
ASSETS                                    1995                     1994
Current assets

  Cash and cash equivalents            $26,623                  $32,677
  Accounts receivable - net            262,903                  219,527
  Notes receivable                     101,526                        0
  Inventories
   Finished goods                      149,370                  114,875
   Work in process                      40,843                   41,283
   Raw materials and supplies           35,819                   36,929
         Total inventory               226,032                  193,087
  Deferred income taxes                 27,835                   23,087
  Other current assets                   8,079                    8,701
Net assets of discontinued operations        0                  240,136
Total current assets                   652,998                  717,215

Property, plant and equipment          416,260                  378,732
  Less accumulated depreciation        176,324                  147,581
Property, plant and
 equipment - net                       239,936                  231,151
Marketable securities -
     insurance subsidiary               29,130                   23,655
Goodwill - net                         173,517                  170,965
Other assets                            17,535                   18,156

TOTAL ASSETS                        $1,113,116               $1,161,142

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                     $76,322                  $78,065
  Compensation and other
       benefits accruals                55,509                   48,657
  Income taxes                           9,647                    2,708
  Accrued product claims
       and warranties                   26,521                   24,324
  Accrued expenses and
       other liabilities                77,597                   61,277
  Current maturities of debt             2,447                    3,566
Total current liabilities              248,043                  218,597

Long-term debt                         242,398                  408,503
Other liabilities                       16,233                   17,944
Deferred income taxes                    8,600                      366
Pensions and other
       retirement compensation          35,072                   21,796
Postretirement medical and
       other benefits                   46,268                   40,878
Reserves - insurance subsidiary         25,772                   21,084
Commitments and contingencies

Shareholders' equity
Preferred stock - at liquidation value
Authorized:  2,500,000 shares
Outstanding:  1995 - 1,882,236         66,014                    68,444
              1994 - 1,953,243
Unearned compensation
   relating to ESOP                   (21,288)                  (27,528)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:  1995 - 18,460,138         3,077                     3,041
              1994 - 18,248,155
Additional paid-in capital            171,183                   166,314
Cumulative translation
  and pension adjustments              13,760                     8,033
Retained earnings                     257,984                   213,670

 Total shareholders' equity           490,730                   431,974

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY          $1,113,116                $1,161,142


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                                 Nine Months Ended
                                          September 30           September 30
                                                  1995                   1994
Cash flows from operating activities
 Net income                                    $59,200                $36,700
 Adjustment for discontinued operations        (16,700)                (1,199)
 Adjustments to reconcile net income to cash
    provided from operating activities
      Depreciation                              30,895                 28,638
      Amortization                               4,914                  4,379
      Deferred income taxes                        295                  1,855
 Changes in assets and liabilities, net of
  effects of acquisitions and dispositions
     Accounts receivable                       (46,976)               (32,501)
     Inventories                               (32,945)               (26,392)
     Accounts payable                           (1,743)                (1,841)
     Accrued compensation and benefits           5,288                  9,466
     Income taxes                               (2,798)                10,696
     Pensions and other retirement              13,276                  9,428
     Reserves - insurance subsidiary             4,688                  5,522
     Other assets/liabilities - net              8,714                 12,298
Cash from operations:
 Continuing operations                          26,108                 43,274
 Payments related to discontinued operations   (21,812)               (13,526)
Total cash from operations                       4,296                 29,748

Cash flows from investing activities
  Capital expenditures                         (35,853)               (35,008)
  Purchase of marketable securities - net       (5,475)                (3,115)
  Proceeds from sale of
        discontinued operations                212,760                      0
  Acquisition - net of cash acquired                 0               (140,116)
Cash provided by (used for)
 investing activities                          171,432               (178,239)

Cash flows from financing activities
  Borrowings                                    24,762                167,832
  Debt payments                               (198,364)                (8,091)
  Unearned ESOP compensation decrease            6,240                  6,330
  Employee stock plans and other                 3,150                  2,253
  Dividends paid                               (15,561)               (13,916)
Cash (used for) provided by
 financing activities                         (179,773)               154,408

Effect of currency rate changes                 (2,009)                 4,298
Increase (decrease)
   in cash and cash equivalents                 (6,054)                10,215

Cash and cash equivalents
  - beginning of period                         32,677                 10,327
  - end of period                              $26,623                $20,542

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1.   Accounting Policies.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30,1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

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

The gain on the sale was $12.1 million after income tax expense of $7.7 million. The transaction added 57 cents to earnings per share.

The prior year has been restated to include the company's former paper businesses (Paper Products and Joint Venture segments) as discontinued operations.

Summarized results of operations and financial position data of discontinued operations were as follows:

Results of Operations

                        Year-to-date through September 30
                              1995                1994

Net Sales                   $187.1              $285.1
Operating Income              27.2                23.7
Net Earnings                   4.6                 1.2
Gain on Sale                  12.1                 0.0


Financial Position

                                         December 31, 1994


Current assets                                       $92.1
Net property, plant and equipment                    179.8
Other assets                                          88.5
Current liabilities                                  (67.1)
Other liabilities                                    (53.2)

Net assets of discontinued operations               $240.1



Note 3.  Long-Term Debt.
The long-term debt is summarized as follows ($ millions):

                                         9/30/95            12/31/94
Revolving credit facilities:
   US $ revolvers                            $12                $157
   DM revolvers                               93                  74
Private placement debt                       125                 160
Other                                         15                  23
TOTAL                                        245                 414
Current maturities                            (3)                 (6)
Total long-term debt                        $242                $408


Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $150 million of the September 30, 1995 retained earnings were unrestricted for such purposes.

Note 4.  Statement of Cash Flows - supplemental information.
The following is supplemental information relating to the Statement of Cash Flows ($000's):

                                            Nine Months Ended
                                                 September 30
                                              1995            1994

Interest paid (net of
   capitalized interest)                   $21,304         $23,624
Income tax payments                         50,183          17,892

Non-cash Items:

Gross amounts to be realized from the sale of the Paper Products and Joint Venture segments are approximately $316 million. Of this amount $213 million was received in cash, a promissory note was received for $100 million which is due January 2, 1996 and the remainder is recorded as a miscellaneous account receivable.

Note 5.  Acquisition of Assets/Subsequent Event
On November 1, 1995, the company acquired all of the outstanding stock of Fleck Controls, Inc. ("Fleck") for a purchase price of approximately $130 million. Fleck designs, manufactures and markets control valves which are major components in residential water softeners, and commercial and industrial water conditioning systems. Fleck employs approximately 260 people at its main manufacturing facility near Milwaukee, Wisconsin, and about 50 at its facility near Paris, France. Revolving borrowings and notes due in January
1996 were used to fund the acquisition. The remining proceeds from the disposition of the paper businesses, which are due in early January 1996, and revolving borrowings will be used to pay the notes at maturity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION

Selected information for business segments for the nine months ended September 30, 1995 and 1994 follows ($ millions):

                                     General
                     Specialty    Industrial       General
                      Products     Equipment     Corporate              Total

1995
Net Sales               $353.4        $671.9          $0.0           $1,025.3
Operating Income          35.2          63.2         (14.4)              84.0
Identifiable Assets      241.7         692.1         179.3            1,113.1
Depreciation               7.3          23.6           0.0               30.9
Capital Expenditures       8.3          27.5           0.1               35.9

1994
Net Sales               $327.2        $595.0          $0.0             $922.2
Operating Income          32.2          57.1         (14.3)              75.0
Identifiable Assets      219.6         635.9         297.0            1,152.5
Depreciation               6.6          21.9           0.1               28.6
Capital Expenditures       7.5          27.3           0.2               35.0

RESULTS OF OPERATIONS

Consolidated Continuing Operations. Pentair reported income from continuing operations of $42.5 million, or $1.98 per fully diluted share, on consolidated net sales from continuing operations of $1,025.4 million for the nine months ended September 30, 1995. This represented a 12 percent increase in income from continuing operations and an 11 percent increase in sales from continuing operations over the corresponding period in 1994. The nine month 1994 income from continuing operations was $35.5 million, or $1.66 per fully diluted share, on consolidated net sales from continuing operations of $922.2 million.

Specialty Products Segment. Net sales increased $26.2 million or 8% and operating income increased $3.1 million or 9 percent. The increases reflect successful new product introductions and continued growth in home center distribution channels. Order rates, supported by new product introductions, remain strong in this segment.

General Industrial Equipment Segment. Sales increased $77.0 million or 13% and operating income increased $6.1 million or 11%. Hoffman, Schroff and Lincoln Industrial continued to be major contributors to the increased sales and operating income. Strong international durable goods markets continue to boost sales volume and earnings at these companies. Sporting ammunition sales and margins were down due to high dealer inventories resulting from a build-up in 1994, a less favorable product mix, competitive pricing pressures, and higher raw material costs for copper and lead.

Discontinued Operations. Results from the Paper Products and Joint Venture segments have been restated as discontinued operations. See Note 2 to the financial statements for details of these discontinued operations.

Interest Expense.  Interest expense for continuing operations was $3.7 million
lower than the same period in the prior year.   The reduction in interest
expense was primarily the result of less outstanding borrowings due to paying down debt with the proceeds from the disposition of the Paper Products segment companies.


FINANCIAL CONDITION

Cash from continuing operations was $26.1 million, compared to cash from continuing operations of $43.3 million in the same period of the prior year. Strong earnings more than offset working capital usage in 1995. Throughout 1995, accounts receivable increased due to increased sales volume, and inventories increased due to seasonal and temporary build-ups of finished goods. However, inventory levels were reduced in the third quarter as compared to the second quarter as sales volume increased. As a result, accounts receivable levels increased substantially in the third quarter.

Capital expenditures of continuing operations for nine months were $35.9 million in 1995 and $35.0 million in 1994.

The percentage of long-term debt to total capital was reduced to 33% at September 30, 1995 compared to 49% at December 31, 1994, largely due to the use of proceeds from the disposition of the paper businesses to pay down outstanding debt. As a result, substantially all of the US$ revolving credit facilities and the $35 million portion of the private placement debt that was to mature in June 1996 was paid. The average interest rate on the redeemed debt was 8.81%. A make-whole premium of approximately $950,000 was required to be paid to redeem the private placement debt. The average interest rate on the remaining private placement debt of $125 million is 7.31%.

Management believes that cash flows from continuing operations will remain positive throughout the remainder of 1995. The company's continuing operations should generate sufficient cash from operations to provide its their recurring capital investment needs. Capital expenditures for continuing operations are expected to be about $60 million in 1995 as compared to $57.8 million in 1994.

Credit available under revolving credit facilities is adequate to provide for working capital, capital expenditure, and acquisition requirements.

ACQUISISTIONS AND DIVESTITURES

On April 3, 1995, the company sold its Cross Pointe Paper Corporation subsidiary to Noranda Forest, Inc. for approximately $200 million. On June 30, 1995, the company sold its remaining paper businesses, Niagara of Wisconsin Paper Corporation, its 50 percent interest in Lake Superior Paper Industries and its 12 percent share in Superior Recycled Fiber Industries to Consolidated Papers, Inc. for approximately $109 million.

On November 1, 1995, the company acquired all of the outstanding stock of Fleck Controls, Inc. ("Fleck") for a purchase price of approximately $130 million. Fleck designs, manufactures and markets control valves which are major components in residential water softeners, and commercial and industrial water conditioning systems. Fleck employs approximately 260 people at its main manufacturing facility near Milwaukee, Wisconsin, and about 50 at its facility near Paris, France. Revolving borrowings and notes due in January
1996 were used to fund the acquisition. The remining proceeds from the disposition of the paper businesses, which are due in early January 1996, and revolving borrowings will be used to pay the notes at maturity.

OUTLOOK

In general, Pentair is strong and well-positioned to continue its growth. Given a continued steady GNP growth in the United States and Europe, the company expects to continue to grow sales and earnings of its continuing businesses in 1996.

With the completion of the paper business sales on June 30, 1995, the company became entirely a diversified manufacturer of industrial products.
Management expects that the performance of the company will be less influenced by economic cycles, and capable of returning consistent shareholder value in both the near and long term.

With its strengthened capital structure, the company has sufficient resources to pursue both internal and external expansion into profitable industrial business segment opportunities. With the acquisition of Fleck Controls, Inc. on November 1, 1995 the company continues to focus on industrial concerns and growth opportunities.


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

McNeil (Ohio) Corporation. F.E. Myers (Myers) a division of McNeil (Ohio) Corporation, and three other pump manufacturers and one distributor were sued in April 1994 by a private environmental group pursuant to California Health and Safety Code Section 25249 (Proposition 65) and the Business and Professions Code Section 17200. Basic information concerning this matter was previously reported in the Company's Form 10-K for the year ended December 31, 1994.
Myers settled this matter for a payment of $26,000.


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
No.

11     Calculation of Earnings per Common and Common Equivalent Share

27     Financial Data Schedules


(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


/s/ David D. Harrison
Executive Vice President and
Chief Financial Officer

November 10, 1995

EXHIBIT INDEX


11   Calculation of Earnings per Common and Common Equivalent Share

27   Financial Data Schedule