Form 10-K405
period 1995-12-31
PENTAIR INC
filed 1996-03-27
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-K
(Mark One)

     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1995

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________________ to ____________________

                       Commission File No. 001-11625

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [     ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 26, 1996 was $932 million. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on February 26, 1996 was 37,394,754.

              DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Annual Report to Shareholders for the year ended December 31, 1995 and Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference as the Item of this Form 10-K indicated.

Part of Form 10-K                       Portion of Annual Report

Part I, Item 1.  Business - Financial   Pages 32 and 54:  Business
information about industry segments,    Segment Information;
foreign operations, research and        Page 43:  Research and Development;
development and environmental matters.  Page 35: Environmental Matters and
                                        Page 47:  Commitments and Contingencies
                                        - (Note 9) and Page 56: Disclosure of
                                        Risks and Uncertainties (Note 18)

Part II, Item 5.Market for Registrant's Page 58:  Pentair Stock
Common Equity and Related Stockholder   Data, Price Range and Dividends of
Matters.                                Common Stock.

Part II, Item 6.  Selected Financial    Page 57:  Selected Financial
Data.                                   Data - 10 Year Summary.

Part II, Item 7.Management's Discussion Pages 28-35:  Management's
and Analysis of Financial Condition     Discussion and Analysis.
and Results of Operations.

Part II, Item 8.  Financial Statements  Pages 36-56:  Consolidated
and Supplementary Data.                 Statement of Income, Balance Sheet
                                        and Statement of Cash Flows, related
                                        Notes, Report of Independent Auditors
                                        and Quarterly Financial Data.

                                        Portion of Proxy Statement

Part III, Item 10.  Directors and       Pages 2-5: Security Ownership of
Executive Officers of the Registrant.   Management and Beneficial
                                        Ownership; Pages 5-8; Directors
                                        Standing for Election.

Part III, Item 11.                      Pages 14-23:  Executive
Executive Compensation.                 Compensation.


Part III, Item 12.  Security Ownership  Pages 2-5:  Security
of Certain Beneficial Owners and        Ownership of Management and
Management.                             Beneficial Ownership.

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

Effective January 1, 1994, the Registrant acquired the net assets and the subsidiaries of Schroff GmbH (Schroff) from Fried. Krupp AG Hoesch-Krupp for a cash purchase price of approximately $140 million net of cash acquired. Schroff manufactures and sells enclosures, cases, subracks and accessories for commercial electronic and instrumentation applications.

In September 1994, Pentair announced that it was exploring strategic alternatives for its paper businesses,including their possible sale.
In the second quarter of 1995, all of the Pentair paper businesses were sold. On April 1, 1995 the company sold its Cross Pointe Paper Corporation subsidiary for $203.3 million to Noranda Forest, Inc. On June 30, 1995 the company sold its Niagara of Wisconsin Paper Corporation, its 50%
share of Lake Superior Paper Industries (LSPI) joint venture and its 12% share of Superior Recycled Fiber Industries (SRFI) for $115.6 million cash to Consolidated Papers, Inc.

The sale transactions have permitted Pentair to focus its commitments and resources on the industrial products sector, building upon the strong growth and leading market positions these businesses have achieved.

Effective November 1, 1995, the Company acquired Fleck Controls, Inc., a manufacturer of control valves which are major components in residential water softeners, and commercial and industrial water conditioning systems for $133.9 million. Pentair considers Fleck to be its first major step in entering the water treatment business.
This will be continued as Pentair pursues other product offerings and new channels within the water products market.


(b)  Financial Information about Industry Segments.

The Registrant's business is conducted in two industry segments.
The Specialty Products segment manufactures woodworking machinery; portable power tools; valves for water conditioning equipment; and pumps and pumping systems. The General Industrial Equipment segment manufactures electrical and electronic enclosures and wireways; industrial lubricating systems and material dispensing equipment; automotive service equipment; and sporting ammunition. Business segment financial information is found on page 32 and page 54 (Note 16) of the 1995 Annual Report to Shareholders.


Narrative Description of Business.

  Description of the Specialty Products Segment:

    Products and marketing.

The following table sets forth, for each of the last three years, the Specialty Products segment product class net sales in excess of 10 percent of the Registrant's consolidated net sales .

                                          1995      1994      1993

Stationary and Portable Power Tools       28 %      28 %      33 %
Pumps and Water Treatment Systems          9         9        10


     Total Segment                        37 %      37 %      43 %

Woodworking Machinery.  The Registrant, through its subsidiary
Delta International Machinery Corp.(Delta), manufactures, markets, and services a line of general-purpose woodworking machinery, such as saws, planers, jointers, plate joiners, grinders, drill presses, shapers, lathes, and other quality machines. Delta sells its products in the United States, Canada, and other foreign countries under its "Delta" brand name through a network of independent and mail order distributors, hardware stores and home centers.

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

Pumps and Pumping Systems. The Registrant, through its F.E. Myers Co. Division of McNeil (Ohio) Corporation (Myers), manufactures and markets a wide variety of pumps for residential, environmental, engineering, and industrial use. Products are distributed through a network of distributors, wholesalers, dealers, and installers.
In addition, Myers distributes products to the do-it-yourself market for retail sale through home centers and hardware stores under the names "Water Ace" and "Shur Dri".

Water Conditioning Control Valves. The Registrant, through its subsidiary Fleck Controls, Inc. (Fleck), manufactures, designs and markets a broad range of control valves, timers and meters for residential and commercial water softeners. Products are sold directly by Fleck's internal sales organization to small, regional independent original equipment manufacturers (OEMs), with the remaining sales going to larger, fully integrated manufacturers.

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

Fleck addresses the water treatment market. Fleck is one of the four primary manufacturers of control valves in the United States and Europe. Broad product offerings, product development and customer support and
service are competitive factors.   Fleck has a significant market share
in the residential valve market and a leading market share in the commercial valve market. Fleck sells to both OEMs and independent distributors for inclusion in water control systems which are sold directly to the end user.

  Description of the General Industrial Equipment Segment:
    Products and marketing.

The following table sets forth, for each of the last three years, the General Industrial Equipment segment product class net sales in excess of 10 percent of consolidated net sales.

                                         1995        1994       1993
Electrical and Electronic Enclosures     39 %        36 %       25 %
Sporting Ammunition                      10          12         14


    Total Segment                        63 %        63 %       57 %


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

    Competitive conditions.

Hoffman Engineering is the largest North American manufacturer of electrical enclosures and wireways, having a market share estimated to be about 25% of the addressed market. It is currently the only manufacturer with national distribution and its competitors are generally smaller, regional manufacturers. Hoffman Engineering also participates in the North American electronic enclosures market, facing competition from a large number of firms, with three or four established firms leading the market. In both markets, the most significant competitive factors are price, product innovation, service, quality, breadth of product line, and delivery.

Schroff is a significant manufacturer in Europe's electronic enclosure market and a technological leader. Schroff, like Hoffman, has a comprehensive product range. Schroff faces competition from a large number of firms, some of whom like Rittal manufacture a broad range of enclosures and some who focus on smaller niche markets. Significant competitive factors are product innovation and quality.

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


  Information Regarding Both Segments:

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

    Raw materials.

The raw materials used in the manufacturing process include steel (bar and sheet), various metals including brass and lead, gunpowder and plastic. Selected motors, castings, plastic parts and components are also purchased. The supply of all raw materials and components is currently adequate.

Delta and Porter-Cable import selected tools in their product offerings. Design and engineering of these products is performed primarily by Delta. The manufacturing process is controlled and monitored for most of these products in factories dedicated to Delta production. Supply of these products is currently adequate and timely.

    Patents, trademarks, licenses, franchises and concessions.

The businesses own a number of U.S. and foreign patents and trademarks. They were acquired over many years and relate to many products and improvements. No one patent or trademark is of material importance to either segment.

    Seasonal aspects.

For the either segment, there is no strongly seasonal aspect.

    Backlog.

The segments normally do not experience backlogs for substantial periods of time. The nature of the businesses emphasizes maintaining inventories sufficient to satisfy customer needs on a timely basis, and production and sourcing is geared towards providing adequate inventories in order to minimize customer back orders. Accordingly, backlogs are not material to understanding the sales trends or manufacturing fluctuations of the segments.

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

    Employees.

As of December 31, 1995, the Registrant and its subsidiaries employed approximately 9,150 persons, of which 2,058 were represented by unions having collective bargaining agreements.

Labor contracts negotiated in 1995 were: International Association of Machinists Local 59 - Ashland, Ohio (extended to 4/6/98) approximately 310 employees; International Association of Machinists Local 9 -
St. Louis, Missouri (extended to 4/30/98) approximately 230 employees;
United Steel Workers of America Local 8630 - Tupelo, Mississippi (extended to 5/1/98) 260 approximately employees; Patternworkers League - Ashland, Ohio (extended to 9/1/97) 2 employees; and Teamsters Local 984 - Memphis, Tennessee (extended to 12/15/98) approximately 50 employees.

Contracts expiring in 1996: International Union of Electrical Workers - Jonesboro, Arkansas (expires April, 1996).

The Registrant considers its employee relations to be good and feels future contracts will be able to be negotiated for the benefit of the business and the employees.


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


 Specialty Products Segment

SUBSIDIARY/                                                   APPROXIMATE
DIVISION         LOCATION            PRIMARY USE              SQUARE FEET

Porter-Cable     Jackson,            Manufacturing,               485,000
                   Tennessee(1)        Distribution,
                                       and Office

Delta            Pittsburgh,         Office and                    34,000
                   Pennsylvania(2)     Product Development

                 Tupelo,             Manufacturing                333,000
                   Mississippi         and Office

                 Memphis,            Distribution                 245,000
                   Tennessee(3)        and Office

                 Guelph,             Distribution                  57,000
                   Ontario(4)          and Office

                 Mesa,               Manufacturing                 49,730
                  Arizona(5)          and Office

                 Taichung,           Office and                     1,000
                   Taiwan              Product Development

F.E. Myers       Ashland,            Manufacturing,               412,000
                   Ohio                Distribution,
                                       and Office

                 Kitchener,          Distribution                  26,000
                   Ontario             and Office

                 Midland,            Manufacturing,               20,850
                  Texas               and Office

Fleck Controls,  Brookfield,         Manufacturing,               77,000
  Inc.            Wisconsin           Distribution,
                                       and Office

                 Buc,                Manufacturing,                23,850
                   France(6)          Distribution,
                                       and Office




NOTES:
  (1)   Leased for a five-year term expiring in 1998.
  (2) Currently leased under a month-to-month lease while a longer term lease is negotiated.
  (3)   Leased for a five-year term expiring in 1996.
  (4)   Leased for a five-year term expiring in 1999.
  (5)   Lease term expires in 2000.
  (6)   Lease term expires in 1998.

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

Hoffman U.K.     Hemel Hempstead,    Manufacturing                 37,000
                   England(2)

Hoffman U.K.     Hemel Hempstead,    Manufacturing                 22,000
                   England(2)(3)

Federal          Anoka,              Manufacturing                679,000
  Cartridge        Minnesota           and Office

                 Richmond,           Manufacturing                 41,000
                   Indiana             and Office

Lincoln          St. Louis,          Manufacturing                565,000
 Industrial       Missouri            and Office

                 Walldorf,           Manufacturing                117,000
                   Germany             and Office

                 Chodov,             Manufacturing                  6,500
                   Czech Republic (4)   and Office

Lincoln          Jonesboro,          Manufacturing                426,000
 Automotive       Arkansas(5)         and Office

                 Nogales, Sonora     Manufacturing                 35,000
                   Mexico(6)

                 Mississauga,        Distribution                  30,000
                   Ontario             and Office

Schroff GmbH     Straubenhardt,      Manufacturing                523,000
                   Germany(7)

Schroff S.A.     Betschdorf,         Manufacturing                210,000
                   France(8)           and Warehouse

Schroff U.K.     Hemel Hempstead,    Manufacturing                 37,000
                   England(2)

Schroff U.K.     Hemel Hempstead,    Manufacturing                 22,000
                   England(2)(3)

Schroff, Inc.    Warwick,            Manufacturing                 80,000
                   Rhode Island        and Office

                 Warwick,            Office and                    18,000
                   Rhode Island(9)     Assembly

Schroff K.K.     Meiwa-Cho,          Manufacturing                 23,500
                   Japan



NOTES:
  (1) Leased for a 25-year term expiring in 1996, with options to renew for two ten-year terms. Currently leased under the first of the ten-year options, expiring in 2006.
  (2) Facilities are shared by Schroff U.K. & Hoffman U.K. Total area is 59,000 square feet.
  (3)  Leased for a twenty-year term expiring in 2011.
  (4) Leased for a three-year term expiring in 1998, with an option to renew for a one-year term.
  (5) Includes approximately 51,000 sq. ft. warehouse and 3,000 sq. ft. office leased for a three-year term which expires in 1995.
  (6)  Leased for a six-year term expiring in 1999.
  (7) A small portion of this total facility has been leased for a 30-year term expiring in 2011.
  (8) Leased under two lease agreements expiring in 2002 and 2005. Both leases include a purchase option.
  (9) Leased for a ten-year term expiring in 2000. This lease includes a purchase option.


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

On March 16, 1995, the EPA notified Federal Cartridge that it is a PRP related to the subsurface of the Aqua-Tech site. The PRP group anticipates beginning a study of the soil and groundwater to determine the extent of subsurface contamination. The cost of such study, any necessary remediation and the size of allocation, if any, to Federal-Hoffman
is unknown to the Registrant at this time.   Federal-Hoffman however,
anticipates its allocation in the subsurface action to be positively impacted by the nature of its waste and the fact that virtually all of its waste was accounted for and removed during the surface remediation.

In October 1992, Hoffman Engineering, a division of Federal-Hoffman, was also named as a PRP in connection with the Aqua-Tech site.
Hoffman has settled out of both the surface and subsurface remediation as a de minimis party.

Federal Cartridge, a division of Federal-Hoffman, and 79 manufacturers, distributors and retailers of ammunition and/or firearms were sued in July 1995 by a private environmental group pursuant to California Health and Safety Code Section 25249 (Proposition 65) and the Business and Professions Code Section 17200. The lawsuit alleged violations of California law arising from exposure to lead from the discharge or cleaning of firearms. Claims were made for injunctive relief, statutory penalties and attorneys fees. An industry-wide settlement was approved by the court in January 1996. Federal Cartridge's share will be less than $10,000.

Porter-Cable Corporation. In November 1993, the Tennessee Department of Environment and Conservation (TDEC) issued to Porter-Cable Corporation (Porter-Cable) and Rockwell International Corporation (Rockwell) an administrative order requiring them to investigate, and if necesssary clean up alleged groundwater contamination at a manufacturing facility located in Madison County, Tennessee. The facility was acquired by Porter Cable from Rockwell in 1981. Porter Cable reached an agreement with Rockwell regarding sharing costs and expenses related to investigation of the site.
The Registrant believes that this matter is unlikely to result in material liability or material changes in operations. No estimate of the projected response cost liability can be made based on information currently known to the Company.


Discontinued Paper Operations. Responsibility for certain environmental obligations and potential liability of the Registrant's former Cross
Pointe Paper Corporation subsidiary were retained by the Registrant as a part of the sale of Cross Pointe. At the time of the sale, the Registrant established reserves for potential liabilities relating to environmental conditions existing on or before April 1995, based on extensive studies of the sites involved. Costs for certain of these environmental conditions are borne entirely by the Registrant; for other conditions, the Registrant bears only a portion of the costs which may be incurred in connection therewith. In 1995, the Registrant paid approximately $585,000 in costs covered by those reserves. The Registrant is closely monitoring the status of all open environmental conditions and has established procedures with the buyer dealing with activities at the affected sites.

Few of the retained liabilities involve conditions or sites that are active at this time. One matter, however, has been previously reported in the Company's Form 10-K for the year ended December 31, 1994. In February 1994, the Miami mill (Miami) of Cross Pointe Paper Corporation was named a PRP in connection with the IWD/Cardington landfill in Moraine, Ohio.
Waste haulers with whom Miami contracted to transport its flyash and paper and wood waste allegedly took it to this landfill for some time prior to its closure in 1980. The EPA has identified 22 other PRPs at this time. The cost of remediation of the site is estimated to be approximately $12 to $15 million. Miami recently settled this matter for $178,000. Based on current information available to it, the Registrant believes that this matter is unlikely to result in material future liability.

Responsibility for environmental obligations of the Registrant's former Niagara of Wisconsin Paper Corporation subsidiary and its two joint ventures, Lake Superior Paper Industries and Superior Recycled Fiber Industries, was not retained as part of the sale of these entities. Customary warranties were given regarding unknown environmental conditions at these sites, but the Registrant does not anticipate any significant liability therefor.

Product Liability Claims.   As of March 4, 1996, the Registrant or its
subsidiaries are defendants in approximately 177 product liability lawsuits and have been notified of approximately 118 additional claims. The Registrant has had and currently has in place insurance coverage it deems adequate for its needs. A substantial number of these lawsuits and claims are insured by Penwald, a regulated insurance company wholly owned by Registrant. See discussion in Item 7 (MD&A - Insurance Subsidiary) and Item 8 (Note 1 to the
Financial Statements).    Accounting reserves covering the deductible
portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Registrant has not experienced unfavorable trends in either the severity or frequency of product liability claims.


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

Item 5.          Market for Registrant's Common Equity and Related
                 Shareholder Matters.

Item 6.          Selected Financial Data.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Item 8.          Financial Statements and Supplementary Data.

For information required under Items 5 through 8, see the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, as referenced on page 2 of this report.

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



                            PART III

Item 10.        Directors and Executive Officers of the Registrant.


              EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant. Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 24, 1996, or until their successors are elected and have qualified.


Winslow H. Buxton   56
                                   Chairman since January 15, 1993;
                                   President and Chief Executive Officer
                                   since August 1992; Chief Operating
                                   Officer, August 1990 - August 1992.

Richard J. Cathcart 51
                                   Executive Vice President since February
                                   1996; Executive Vice President,
                                   Corporate Development March 1995-
                                   February 1996; Vice President, Building
                                   Development of Honeywell, Inc. 1994 -
                                   March 1995; Vice President and General
                                   Manager of Honeywell's Worldwide
                                   Building Control Division 1992 - 1994;
                                   Vice President and General Manager
                                   Honeywell's U.S. Operations of Building
                                   Control Division, 1988-1991.

Joseph R. Collins   54
                                   Executive Vice President since March
                                   1995; Senior Vice President - Specialty
                                   Products August 1991 - February 1995;
                                   Acting Chief Financial Officer, June 1993
                                   - March 1994; President, Delta
                                   International Machinery Corporation
                                   (subsidiary of the Registrant), October
                                   1984 -  August 1991.

James H. Frank      56
                                   Senior Vice President, Enclosures since
                                   March 1996; Co-President of Schroff
                                   (subsidiary of Registrant) March 1994 -
                                   February 1996; President of Hoffman
                                   Engineering (division of Registrant)
                                   December 1989 - March 1994.

David D. Harrison  48
                                   Executive Vice President since March
                                   1995 and Chief Financial Officer since
                                   March 1994; Senior Vice President
                                   March 1994 - February 1995;  Vice-President,
                                   Finance and Information Technology of
                                   the GE Canada Appliance Component
                                   subsidiary of General Electric,
                                   August 1992 - March 1994; and
                                   Vice President, Finance and Deputy
                                   Executive Officer of the GE Europe
                                   Lighting Component subsidiary of
                                   General Electric, January 1990 - July
                                   1992.

Ronald V. Kelly     59
                                   Senior Vice President, Business
                                   Development since February 1996;
                                   Senior Vice President - Long Range
                                   Planning September 1994 - February
                                   1996; Senior Vice President - Paper
                                   Products,  August 1991 - September
                                   1994; Vice President - Specialty
                                   Products, March 1989 - August 1991.

Gerald C. Kitch     58
                                   Executive Vice President, President
                                   International Business Development
                                   since February 1996; Executive Vice
                                   President March 1995 - February 1996;
                                   Senior Vice President - General
                                   Industrial Equipment August 1991 -
                                   February 1995; Vice President - General
                                   Industrial Equipment, March 1989 -
                                   August 1991.

Debby S. Knutson    41
                                   Vice President, Human Resources since
                                   September 1994; Assistant Vice
                                   President, Human Resources , August
                                   1993 - September 1994; Vice President
                                   Human Resources of Hoffman
                                   Engineering (division of Registrant) July
                                   1990 - August 1993.

Roy T. Rueb         55
                                  Vice President, Treasurer since October
                                  1986 and Secretary since June 1994.

There is no family relationship between any of the executive officers or directors.


Item 11.    Executive Compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

For information required under Items 11 and 12, see the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders referenced on page 2 of this report.

Item 13.    Certain Relationships and Related Transactions.

No relationships or transactions existed that require disclosure under Item 13.


                            PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements and Exhibits.

1. The following consolidated financial statements of Pentair, Inc. and subsidiaries, together with the Report of Independent Certified Public Accountants, found on pages 28 to 57 of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995, are hereby incorporated by reference in this Form 10-K.

                                                         Page of Annual Report
Report of Independent Certified Public Accountants       36

Consolidated Statements of Income
for Years Ended December 31, 1995,
1994 and 1993                                            37

Consolidated Balance Sheets as of
December 31, 1995 and 1994                               38 - 39

Consolidated Statements of Cash Flows
for Years Ended December 31, 1995,
1994 and 1993                                            41

Notes to Consolidated Financial
Statements                                               42 - 56


2. The additional financial data listed below is included as exhibits to this Form 10-K Report and should be read in conjunction with the consolidated financial statements presented in the 1995 Annual
Report to Shareholders.

     Report of Independent Certified Public Accountants

     Schedule for the years ended December 31, 1995, 1994 and 1993:

       VIII- Valuation and Qualifying Accounts

3.  The following exhibits are included with this Report on Form 10-K
(or incorporated by reference) as required by Item 601 of Regulation S-K.


Exhibit
Number           Description

(3.1)  Restated Articles of Incorporation
       as amended through April 19, 1995.

(3.2)  Resolution Establishing and Designating
       $7.50 Callable Cumulative Convertible Preferred
       Stock, Series 1988, as a series of Preferred
       Stock of Pentair, Inc.

(3.3)  Resolution Establishing and Designating 8%
       Callable Cumulative Voting Convertible
       Preferred Stock, Series 1990, as a series of Preferred Stock of Pentair, Inc.

(3.4) Second Amended and Superseding By-Laws as amended through July 21, 1995.

(4.1) Restated Articles of Incorporation, as amended, and Second Amended and Superseding
       By-Laws, as amended (see Exhibits 3.1 - 3.4 above).

(4.2)  Rights Agreement as of July 21, 1995 between
       Norwest Bank N.A. and Pentair, Inc.

(4.3) Bid Loan Agreement dated December 14, 1988 between the Company, Continental Bank
       N.A. for itself and as Agent, Morgan Guaranty
       Trust Company of New York, Morgan Bank
       (Delaware), First Bank National Association,
       Norwest Bank Minnesota, N.A., and Mellon
       Bank, N.A.

(4.4)  First Amendment to Bid Loan Agreement dated
       January 1, 1991 between the Company,
       Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New
       York, Morgan Bank (Delaware), First Bank
       National Association, Norwest Bank Minnesota,
       N.A., and NBD Bank, N.A. (Amending Exhibit 4.3).

(4.5) Second Amendment to Bid Loan Agreement dated as of February 11, 1994 between
       Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust
       Company of New York, J.P. Morgan Delaware,
       First Bank National Association, Norwest
       Bank Minnesota, N.A., and NBD Bank, N.A. (Amending Exhibit 4.3).

(4.6)  $125,000,000 Facility Agreement dated as of
       February 11, 1994 between Pentair, Inc.,
       Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New
       York for itself and as Agent, NBD Bank, N.A., and J. P. Morgan Delaware.

(4.7) Amendment Number One to Facility Agreement dated as of November 1, 1994 between Pentair, Inc., Bank of America Illinois (formerly known as Continental Bank N.A.) for itself and as Agent, Morgan Guaranty Trust Company of New
       York for itself and as Agent, NBD
       Bank, N.A., and J. P. Morgan Delaware. (Amending Exhibit 4.6)

(4.8)  $45,000,000 Facility Agreement dated as of February
       11, 1994 between Pentair, Inc., First
       Bank National Association, for itself and as Agent, and Norwest Bank Minnesota N.A.

(4.9) Amendment Number One to Facility Agreement dated as of November 1, 1994 between
       Pentair, Inc., First Bank National Association, for itself and as Agent, and Norwest Bank
       Minnesota N.A.(Amending Exhibit 4.8)

(4.10) DM 115,000,000 Facility Agreement dated as of February
       11, 1994 between EuroPentair,
       GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust Company of New
       York for itself and as Agent, Continental Bank N.A., for itself and as Agent, NBD Bank, N.A. and Dresdner Bank.

(4.11) Amendment Number One to Facility Agreement dated as of November 1, 1994 between
       EuroPentair, GmbH as Borrower, Pentair, Inc., as
       Guarantor, Morgan Guaranty Trust
       Company of New York for itself and as Agent, Bank of America Illinois(formerly known as
       Continental Bank N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank.
       (Amending Exhibit 4.10)

(4.12) Amendment Number Two to Facility Agreement dated as of February 15, 1995 between
       EuroPentair, GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust
       Company of New York for itself and as Agent, Bank of America Illinois(formerly known as Continental Bank N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank .
       (Amending Exhibit 4.10)

(4.13) Restatement of Credit Agreement dated July 11,
       1989 between Federal-Hoffman, Inc. and
       First Bank National Association.

(4.14) Second Amendment to Restatement of Credit Agreement dated as of January 19, 1993 between Federal-Hoffman, Inc., Pentair, Inc., and
       First Bank National Association
       (Amending Exhibit 4.13) .

(4.15) Third Amendment to Restatement of Credit Agreement dated as of December 31, 1994 between Federal-Hoffman, Inc., Pentair, Inc., and
       First Bank National Association
       (Amending Exhibit 4.13)

(4.16) $35,000,000 Note Purchase Agreement dated March 25,
       1991  between Pentair, Inc. and
       Nationwide Life Insurance Company.

(4.17) $25,000,000 Note Purchase Agreement dated December 13,
       1991  between Pentair, Inc.
       and Principal Mutual Life Insurance Company.

(4.18) $15,000,000 Note Purchase Agreement dated November 1,
       1992  between Pentair, Inc.
       and Nationwide Life Insurance Company.

(4.19) $15,000,000 Note Purchase Agreement dated January 15,
       1993  between Pentair, Inc. and
       Principal Mutual Life Insurance Company.

(4.20) $70,000,000 Senior Notes Purchase Agreement dated as of April 30, 1993 between Pentair, Inc. and United of Omaha Life Insurance
       Company, Companion Life Insurance
       Company, Principal Mutual Life Insurance Company,
       Nippon Life Insurance Company of
       America, Lutheran Brotherhood, American United
       Life Insurance Company, Modern
       Woodmen of America, The Franklin Life Insurance
       Company and Ameritas Life Insurance Corp.

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

(10.6) Company's 1986 Nonqualified Stock Option Plan.

(10.7) Company's 1990 Omnibus Stock Incentive Plan.

(10.8) Company's Management Incentive Plan as amended to January 12, 1990.

(10.9) Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992.

(10.10)Company's Flexible Perquisite Program as amended to January 1, 1989.

(10.11)Form of 1986 Management Assurance Agreement (Revised 1990) between the Company and certain key employees.

(10.12)Company's Third Amended and Restated Compensation Plan for
       Non-Employee Directors as amended to January 1, 1992.

(10.13)Company's Outside Directors Nonqualified Stock Option Plan dated January 22, 1988.

(10.14)First Amendment to Outside Directors Nonqualified Stock Option
       Plan (Amending Exhibit 10.13).

(10.15)Second Amendment to Outside Directors Nonqualified Stock Option
       Plan (Amending Exhibit 10.13).

(10.16)Pentair, Inc. Deferred Compensation Plan effective January 1, 1993.

(10.17)Pentair, Inc. Non-Qualified Deferred Compensation Plan effective
       January 1, 1996

(10.18)Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation
       Plan between Pentair, Inc. And State Street Bank and Trust Company

(10.19)Cash Deficiency Agreement dated December 31, 1987 among Pentair
       Duluth Corp., as Joint Venturer, Associated Southern
       Investment Company, as Owner Participant, The
       Connecticut Bank and Trust Company, National Association, as Indenture Trustee, and First National Bank of Minneapolis, as Owner Trustee. Cash Deficiency Agreements also were entered into with respect to each of the other four Owner
       Participants: Dana Lease Finance Corporation, NYNEX Credit Company, Public Service Resources Corporation, and Southern Indiana Properties, Inc.

(10.20)Keepwell Agreement and Assignment dated December 31, 1987 among
       Pentair, Inc., as Sponsor, Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as Owner Trustee; although First Minneapolis executed this filed document as Owner Trustee for Associated Southern Investment Company, additional Keepwell Agreements and Assignments were entered into by First Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of Exhibit 10.19 above.

(10.21)Definition of Terms for Financing Agreement dated December 31, 1987 and the Transaction Documents Referred to Therein: Sale and Leaseback of Undivided Interest in Lake Superior Paper Industries' Supercalendered Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.19 and 10.20 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants.

(10.22)Loan and Stock Purchase Agreement dated March 7, 1990 between the
       Company and the Pentair, Inc. Employee Stock Ownership Plan
       Trust, acting through State Street Bank and Trust Company, as Trustee.

(10.23)$56,499,982 Promissory Note dated March 7, 1990 of the Pentair, Inc.
       Employee Stock Ownership Plan Trust, acting through State
       Street Bank and Trust Company, as Trustee, to the Company.

(10.24)Agreement for Sale and Purchase of Stock of Cross Pointe Paper
       Corporation between Pentair, Inc. and Noranda Forest, Inc.
       dated February 21, 1995 (including Exhibits and only Schedule 13).

(11)   Statement regarding computation of earnings per share.

(13)   Annual Report to Shareholders for period ended December 31, 1995.

(21)   Subsidiaries of Registrant.

(23)   Consent of Deloitte & Touche.

(27)   Financial Data Schedules.


EXHIBIT INDEX

Exhibit
Number Description

(3.1) Restated Articles of Incorporation as amended through April 19, 1995 (Incorporated by reference to Exhibit 3.1 to the Company's
       Form 10-Q for the quarter ended June 30, 1995).

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

(3.4) Second Amended and Superseding By-Laws as amended through July 21, 1995
       (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 1995).

(4.1) Restated Articles of Incorporation, as amended, and Second Amended and Superseding
       By-Laws, as amended (see Exhibits 3.1 - 3.4 above).

(4.2)  Rights Agreement dated as of July 21, 1995 between
       Norwest Bank N.A. and Pentair, Inc.
       (Incorporated by reference to Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1995).

(4.3) Bid Loan Agreement dated December 14, 1988 between the Company, Continental Bank
       N.A. for itself and as Agent, Morgan Guaranty
       Trust Company of New York, Morgan Bank
       (Delaware), First Bank National Association,
       Norwest Bank Minnesota, N.A., and Mellon
       Bank, N.A. (Incorporated by reference to Exhibit
       4.2 to Amendment No. 1 to the Company's
       Current Report on Form 8-K filed December 30, 1988).

(4.4)  First Amendment to Bid Loan Agreement dated January
       1, 1991 between the Company,
       Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New
       York, Morgan Bank (Delaware), First Bank National
       Association, Norwest Bank Minnesota,
       N.A., and NBD Bank, N.A. (Amending Exhibit 4.3)
       (Incorporated by reference to Exhibit 4.9 to the Company's Annual Report on Form 10K for the year ended December 31, 1990).

(4.5) Second Amendment to Bid Loan Agreement dated as of February 11, 1994 between
       Pentair, Inc., Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust
       Company of New York, J.P. Morgan Delaware, First
       Bank National Association, Norwest
       Bank Minnesota, N.A., and NBD Bank, N.A. (Amending
       Exhibit 4.3) (Incorporated by
       reference to Exhibit 4.3 to the Company's Current
       Report on Form 8-K filed March 14, 1994).

(4.6)  $125,000,000 Facility Agreement dated as of February
       11, 1994 between Pentair, Inc.,
       Continental Bank N.A. for itself and as Agent, Morgan Guaranty Trust Company of New
       York for itself and as Agent, NBD Bank, N.A., and
       J. P. Morgan Delaware (Incorporated by
       reference to Exhibit 4.1 to the Company's Current
       Report on Form 8-K filed March 14, 1994).

(4.7) Amendment Number One to Facility Agreement dated as of November 1, 1994 between
       Pentair, Inc., Bank of America Illinois (formerly known as Continental Bank N.A.) for itself and as Agent, Morgan Guaranty Trust Company of
       New York for itself and as Agent, NBD
       Bank, N.A., and J. P. Morgan Delaware. (Amending
       Exhibit 4.6) (Incorporated by reference
       to Exhibit 4.9 to the Company's Annual Report on
       Form 10K for the year ended December 31, 1994).

(4.8)  $45,000,000 Facility Agreement dated as of February
       11, 1994 between Pentair, Inc., First
       Bank National Association, for itself and as Agent, and Norwest Bank Minnesota N.A.
       (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed March 14, 1994).

(4.9) Amendment Number One to Facility Agreement dated as of November 1, 1994 between
       Pentair, Inc., First Bank National Association, for itself and as Agent, and Norwest Bank
       Minnesota N.A.(Amending Exhibit 4.8) (Incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10K for the year ended
       December 31, 1994).

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

(4.11) Amendment Number One to Facility Agreement dated as of November 1, 1994 between EuroPentair, GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust
       Company of New York for itself and as Agent, Bank of America Illinois(formerly known as
       Continental Bank N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank.
       (Amending Exhibit 4.10) (Incorporated by reference to
       Exhibit 4.13 to the Company's
       Annual Report on Form 10K for the year ended December 31, 1994).


(4.12) Amendment Number Two to Facility Agreement dated as of February 15, 1995 between EuroPentair, GmbH as Borrower, Pentair, Inc., as Guarantor, Morgan Guaranty Trust
       Company of New York for itself and as Agent, Bank of America Illinois(formerly known as Continental Bank N.A.), for itself and as Agent, NBD Bank, N.A. and Dresdner Bank .
       (Amending Exhibit 4.10) (Incorporated by reference to Exhibit 4.14 to the Company's
       Annual Report on Form 10K for the year ended December 31, 1994).


(4.13) Restatement of Credit Agreement dated July 11, 1989 between Federal-Hoffman, Inc. and
       First Bank National Association (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K for the year ended December 31, 1989).

(4.14) Second Amendment to Restatement of Credit Agreement dated as of January 19, 1993 between Federal-Hoffman, Inc., Pentair, Inc., and
       First Bank National Association
       (Amending Exhibit 4.13) (Incorporated by reference to Exhibit 4.13 to the Company's Form
       10-K for the year ended December 31, 1992).

(4.15) Third Amendment to Restatement of Credit Agreement dated as of December 31, 1994 between Federal-Hoffman, Inc., Pentair, Inc., and
       First Bank National Association
       (Amending Exhibit 4.13). (Incorporated by reference to Exhibit 4.17 to the Company's
       Annual Report on Form 10K for the year ended December 31, 1994).


(4.16) $35,000,000 Note Purchase Agreement dated March 25,
       1991  between Pentair, Inc. and
       Nationwide Life Insurance Company. (Incorporated by reference to Exhibit 4.14 to the Company's Registration Statement on Form S-8 filed August 6, 1991).

(4.17) $25,000,000 Note Purchase Agreement dated December 13,
       1991  between Pentair, Inc.
       and Principal Mutual Life Insurance Company. (Incorporated by reference to Exhibit 4.15 to the Company's Registration Statement on Form S-8 filed
       January 13, 1992).

(4.18) $15,000,000 Note Purchase Agreement dated November 1, 1992 between Pentair, Inc.
       and Nationwide Life Insurance Company (Incorporated by reference to Exhibit 4.16 to the Company's Form 10-K for the year ended December 31, 1992).

(4.19) $15,000,000 Note Purchase Agreement dated January 15, 1993 between Pentair, Inc. and
       Principal Mutual Life Insurance Company (Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 1992).

(4.20) $70,000,000 Senior Notes Purchase Agreement dated as of
       April 30, 1993 between
       Pentair, Inc. and United of Omaha Life Insurance Company, Companion Life Insurance
       Company, Principal Mutual Life Insurance Company,
       Nippon Life Insurance Company of
       America, Lutheran Brotherhood, American United Life Insurance Company, Modern
       Woodmen of America, The Franklin Life Insurance Company and Ameritas Life Insurance
       Corp (Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 1993).

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

(10.10)Company's Flexible Perquisite Program as amended to January 1, 1989 (Incorporated by reference to Exhibit 10.20 to the Company's Annual
       Report on Form 10-K for the year
       ended December 31, 1989).

(10.11)Form of 1986 Management Assurance Agreement (Revised
       1990) between the Company
       and certain executive officers (Incorporated by reference to Exhibit 10.22 to the Company's
       Annual Report on Form 10-K for the year ended December 31, 1989).

(10.12)Company's Third Amended and Restated Compensation
       Plan for Non-Employee Directors
       as amended to January 1, 1992. (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed January 13, 1992).

(10.13)Company's Outside Directors Nonqualified Stock Option
       Plan dated January 22, 1988
       (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

(10.14)First Amendment to Outside Directors Nonqualified
       Stock Option Plan (Amending Exhibit
       10.13) (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

(10.15)Second Amendment to Outside Directors Nonqualified
       Stock Option Plan (Amending
       Exhibit 10.13) (Incorporated by reference to
       Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

(10.16)Pentair, Inc. Deferred Compensation Plan effective
       January 1, 1993 (Incorporated by
       reference to Exhibit 10.21 to the Company's Form
       10-K for the year ended December 31, 1992).

(10.17)Pentair, Inc. Non-Qualified Deferred Compensation
       Plan effective January 1, 1996

(10.18)Trust Agreement for Pentair, Inc. Non-Qualified
       Deferred Compensation Plan between
       Pentair, Inc. And State Street Bank and Trust Company

(10.19)Cash Deficiency Agreement dated December
       31, 1987 among Pentair Duluth Corp., as
       Joint Venturer, Associated Southern
       Investment Company, as Owner Participant, The
       Connecticut Bank and Trust Company,
       National Association, as Indenture Trustee, and
       First National Bank of Minneapolis, as
       Owner Trustee. Cash Deficiency Agreements also were entered into with respect to each of the other four Owner Participants: Dana Lease
       Finance Corporation, NYNEX Credit Company,
       Public Service Resources Corporation,
       and Southern Indiana Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K filed April 26, 1988).

(10.20)Keepwell Agreement and Assignment dated December
       31, 1987 among Pentair, Inc., as
       Sponsor, Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as Owner Trustee; although First Minneapolis executed this filed document as Owner
       Trustee for Associated Southern Investment
       Company, additional Keepwell Agreements
       and Assignments were entered into by First
       Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of Exhibit 10.19 above (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Current Report on Form
       8-K filed April 26, 1988).

(10.21)Definition of Terms for Financing Agreement dated December 31, 1987 and the Transaction Documents Referred to Therein:
       Sale and Leaseback of Undivided Interest in
       Lake Superior Paper Industries' Supercalendered
       Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.19 and 10.20 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Current Report on Form 8-K filed April 26, 1988).

(10.22)Loan and Stock Purchase Agreement dated March 7,
       1990 between the Company and the
       Pentair, Inc. Employee Stock Ownership Plan
       Trust, acting through State Street Bank and
       Trust Company, as Trustee (Incorporated by reference to Exhibit 10.1 to the Company's
       Current Report on Form 8-K filed March 21, 1990).

(10.23)$56,499,982 Promissory Note dated March 7, 1990 of the Pentair, Inc. Employee Stock
       Ownership Plan Trust, acting through State Street
       Bank and Trust Company, as Trustee, to
       the Company (Incorporated by reference to Exhibit
       10.2 to the Company's Current Report
       on Form 8-K filed March 21, 1990).

(10.24)Agreement for Sale and Purchase of Stock of Cross
       Pointe Paper Corporation between
       Pentair, Inc. and Noranda Forest, Inc. dated
       February 21, 1995 (including Exhibits and only
       Schedule 13)(Incorporated by reference to Exhibit
       2.1 to the Company's Current Report on
       Form 8-K filed April 17, 1995).

(11)   Statement regarding computation of earnings per share.

(13)   Annual Report to Shareholders for period ended December 31, 1995.

(21)   Subsidiaries of Registrant.

(23)   Consent of Deloitte & Touche.

(27)   Financial Data Schedules.



(b)  Reports on Form 8-K.

A report on Form 8-K was filed on November 15, 1995 regarding the purchase of Fleck Controls, Inc. of Brookfield, Wisconsin.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PENTAIR, INC.




                                    By /s/ David D. Harrison
                                    David D. Harrison
                                    Executive Vice President and
                                    Chief Financial Officer



Dated:  March 22, 1996




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





By /s/ Winslow H. Buxton                           Dated:  March 22, 1996
   Winslow H. Buxton,
   Chairman, President and
   Chief Executive Officer, Director


By /s/  George N. Butzow                           Dated:  March 22, 1996
   George N. Butzow,
   Director



By /s/ Charles A. Haggerty                         Dated:  March 22, 1996
   Charles A. Haggerty,
   Director


 By /s/  Harold V. Haverty                         Dated:  March 22, 1996
   Harold V. Haverty,
   Director


By /s/  Quentin J. Hietpas                         Dated:  March 22, 1996
   Quentin J. Hietpas,
   Director


By /s/  Walter Kissling                            Dated:  March 22, 1996
   Walter Kissling,
   Director


By /s/ D.  Eugene Nugent                           Dated:  March 22, 1996
   D. Eugene Nugent,
   Director


By /s/ Richard M. Schulze                          Dated:  March 22, 1996
   Richard M. Schulze,
   Director


By /s/ Karen E. Welke                              Dated:  March 22, 1996
   Karen E. Welke,
   Director

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Pentair, Inc.:

We have audited the consolidated financial statements of Pentair, Inc. and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 9, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Pentair, Inc. and subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE


Minneapolis, Minnesota
February 9, 1996

                                 SCHEDULE VIII

                        PENTAIR, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE THREE YEARS ENDED DECEMBER 31

COLUMN A         COLUMN B     COLUMN C             COLUMN D        COLUMN E

                 BALANCE AT   ADDITIONS -                           BALANCE
                 BEGINNING    CHARGED TO COSTS     DEDUCTIONS-      AT END OF
($ THOUSANDS)    OF PERIOD    AND EXPENSES         WRITE-OFFS       PERIOD

Allowance for
  doubtful
  accounts and
  notes receivables


 1993             4,676              1,389             (613)         5,452
 1994             5,452              2,634             (897)         7,189
 1995             7,189                782             (131)         7,840