Form 10-Q
period 1996-03-31
PENTAIR INC
filed 1996-05-14
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q



(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



The number of shares outstanding of Registrant's only class of common stock on March 31, 1996 was 37,428,992.

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
($ expressed in thousands except per share amounts)

                              Three Months Ended
                                   March 31

                               1996         1995

Net sales                 $366,290     $333,823

Operating costs
  Cost of goods sold       251,554      232,624
  Selling, general and
     administrative         82,111       71,971
    Total operating costs  333,665      304,595

Operating income            32,625       29,228

Interest expense             5,337        6,058
Interest income                712          292

Income from continuing
operations before
      income taxes          28,000       23,462
Provision for income taxes  11,500        9,611

Income from continuing
 operations                 16,500       13,851

Discontinued operations:
 Income from operations of
 discontinued Paper Products
 and Joint Venture segments
 (Net of applicable income
 taxes of $0 and $899,
 respectively)                   0        1,499


Net income                  16,500       15,350
Preferred dividend
      requirements           1,275        1,330
Earnings applicable
   to common stock         $15,225      $14,020



Earnings per share:

Primary
Income from:
 continuing operations         $.40         $.34
 discontinued operations        .00          .04
 Net income                     .40          .38

Diluted
Income from:
 continuing operations         $.38         $.32
 discontinued operations        .00          .04
 Net income                     .38          .36

Weighted average common
 and common equivalent shares:

  Primary                   37,728       37,102
  Diluted                   42,652       42,286

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                          March 31, December 31,
ASSETS                         1996         1995
Current assets
 Cash and cash equivalents $28,037      $36,648
 Accounts receivable - net 287,143      262,503
  Note receivable                0      100,000
  Inventories
   Finished goods          167,756      134,456
   Work in process          44,296       40,801
   Raw materials
    and supplies            36,092       37,428
        Total inventory    248,144      212,685
  Deferred income taxes     26,281       26,017
  Other current assets      10,513        9,391
Total current assets       600,118      647,244

Property, plant
 and equipment             461,224      452,108
Accumulated depreciation   196,834      185,381
        PP & E - net       264,390      266,727
Marketable securities -
     insurance subsidiary   34,508       33,036
Goodwill - net             280,109      282,376
Other assets                22,235       23,110
TOTAL ASSETS            $1,201,360   $1,252,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable        $104,342      $90,846
  Notes payable                  0      120,732
  Compensation and other
    benefits accruals       65,196       68,414
  Income taxes              21,928       17,812
  Accrued product claims
    and warranties          20,985       21,684
  Accrued expenses and
    other liabilities       58,675       58,363
  Current maturities of
     long-term debt         13,530       18,950
Total current liabilities  284,656      396,801

Long-term debt             263,960      219,896
Other liabilities           22,870       21,141
Deferred income taxes         (234)          68
Pensions and other
   retirement compensation  37,767       38,220
Postretirement medical and
   other benefits           46,226       46,158
Reserves -
 insurance subsidiary       28,526       27,354
Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding:
   1996 - 1,811,241         63,737       65,656
   1995 - 1,873,051
Unearned compensation
   relating to ESOP        (20,039)     (21,074)

Common stock - par
    value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:
   1996 - 37,428,992         6,238        6,172
   1995 - 37,035,082
Additional paid-in capital 175,575      169,832
Currency translation and
 pension adjustments        10,024       11,020
Retained earnings          282,054      271,249
    Total shareholders'
           equity          517,589      502,855

TOTAL LIABILITIES
 AND SHAREHOLDERS'
  EQUITY                $1,201,360   $1,252,493

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                              Three Months Ended
                             March 31    March 31
                                 1996        1995
Cash provided by (used for)
Operating activities
Net income                   $16,500     $15,350
Adjustment for discontinued
 operations                         0     (1,499)
Adjustments to reconcile
    to cash flow:
 Depreciation                 11,891      10,259
 Amortization                  2,722       1,015
 Deferred income taxes          (378)       (939)
 Changes in assets and liabilities,
   net of effects of acquisition
   Accounts receivable       (25,600)    (19,823)
   Inventories               (35,011)    (33,470)
   Accounts payable           13,853      (2,397)
   Compensation and benefits  (2,961)        409
   Income taxes                4,307       9,548
   Pensions and other
      retirement compensation    108       5,079
   Reserves -
  insurance subsidiary         1,172       1,755
   Other assets/
   liabilities - net          (2,487)      7,700
Cash from Operations:
   continuing operations     (15,884)     (7,013)
   Payments related to
   discontinued operations         0      (8,611)
   Total cash from operating
      activities             (15,884)    (15,624)


Investing activities
Capital expenditures          (9,415)     (9,853)
Purchase of marketable
      securities - net        (1,471)       (986)
Proceeds from sale of
 Discontinued Operations     100,000           0
Acquisition -
     net of cash acquired   (126,883)          0
Net cash (used) for
     investing activities    (37,769)    (10,839)

Financing activities
Borrowings                    47,245      24,500
Debt payments                 (1,985)     (6,770)
Unearned ESOP
   compensation decrease       1,035       2,080
Employee stock plans and other 3,891       2,479
Dividends paid                (5,920)     (4,989)
Net cash provided for
   financing activities       44,266      17,300

Effects of currency
 exchange rate changes           776       1,678

Increase (decrease)
 in cash and cash equivalents (8,611)     (7,485)

Cash and cash equivalents
  - beginning of period       36,648      32,677
  - end of period            $28,037     $25,192

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

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 1995, previously filed with the Commission.

2.  The results of operations for the three months ended
March 31, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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


5. The long-term debt is summarized as follows ($ millions):

                            March 31,December 31,
                                 1996        1995

Revolving credit facilities     $137         $93
Private placement debt           125         125
Other                             16          21
TOTAL                            278         239
Current maturities               (14)        (19)
Total long-term debt            $264        $220

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $56 million of the March 31, 1996 retained earnings were unrestricted for such purposes.

6.Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                          Three Months Ended March 31
                                 1996        1995
Interest paid
(net of capitalized
 interest in 1995)             $6,187      $8,227
Income tax payments             3,310       4,158

7. Stock Split

On January 22, 1996 the board of directors approved a two-for-one stock split in the form of a 100% stock dividend. The dividend was payable February 16, 1996 to shareholders of record at the close of business on February 2, 1996.
All references in the financial statements to shares outstanding and per share amounts have been restated to reflect this split.


8. Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the three months ended March 31, 1996 and 1995 follows ($ millions):

                          General
               SpecialtyIndustrial
              Products   Equipment Corporate   Total

1996
Net Sales            $153.4    $212.9     $0.0  $366.3
Operating Income       18.9      19.2     (5.5)   32.6
Identifiable Assets   417.5     708.6     75.3   1,201.4
Depreciation
  and Amortization      4.6      10.0      0.0    14.6
Capital Expenditures    3.6       5.8      0.0     9.4

1995
Net Sales            $117.6    $216.2    $ 0.0  $333.8
Operating Income       13.4      21.1     (5.3)   29.2
Identifiable Assets   240.7     677.0    322.5   1,240.2
Depreciation
  and Amortization      2.5       7.8      0.0    11.3
Capital Expenditures    2.0       7.9      0.0     9.9


RESULTS OF OPERATIONS

Pentair reported net income of $16.5 million, or 38 cents per fully diluted share, on consolidated net sales of $366.3 million for the three months ended March 31, 1996.
This represented a 19 percent increase in net income and a 10 percent increase in sales over the first quarter of 1995. The first quarter 1995 income from continuing operations was $13.9 million, or 32 cents per fully diluted share, on consolidated net sales of $333.8 million.

Specialty Products Segment. Net sales increased $35.8 million or 30% and operating income increased $5.5 million or 41%. The increase is attributable to Fleck Controls, an acquisition made in November 1995 and double digit sales growth over the last year at Delta, Myers and Porter Cable.
The improvements reflect new product sales, contributions from smaller acquisitions, and further expansion into major home center distribution channels.

General Industrial Equipment Segment. Sales decreased $3.3 million or 1.5% and operating income decreased $1.9 million or 9%. Hoffman and Schroff posted modest sales increases and level earnings as compared to very good 1995 first quarter results. Both Lincoln Industrial and Lincoln
Automotive profits increased due to cost reductions and improved productivity. Sales at Federal Cartridge were slow in the seasonally weak first quarter. Federal continues to feel the effects of the industry correction due to abnormally high ammunition sales in 1994. Buying patterns in the ammunition industry are expected to cause a concentration of sales in the late summer/early fall hunting season.


FINANCIAL CONDITION

In 1996 as in 1995, net income adjusted for non-cash items provided some of the funds for seasonal working capital increases. Accounts receivable levels increased due to dating programs and strong sales in the later part of March. Some subsidiaries were also building inventory levels after high fourth quarter 1995 sales. Borrowings in the first quarter of 1996 financed some operating needs, acquisition payments, along with capital expenditures. The proceeds from the $100 million note receivable from the sale of Cross Pointe Paper offset much of the $120 million notes payable for the purchase of Fleck Controls. Capital expenditures were $9.4 million in 1996 as compared to $9.9 million in 1995. The percentage of long-term debt to total capital was 34% at March 31, 1996 compared to 31% at December 31, 1995.

The full year 1996 cash flow from operations is expected to increase with additional net income contributions as compared to last year. Working capital needs are somewhat seasonal during the year and tend to grow over time as sales increase. Capital expenditures are expected to be about $90 million in 1996 as compared to $63.8 million in 1995. This increase is due primarily to the addition of a Hoffman manufacturing facility in Mount Sterling, Kentucky and new product development activities.

Based upon current operating expectations, credit available under revolving credit facilities is expected to be adequate to cover seasonal working capital, long-term capital expenditure requirements and acquisitions.


OUTLOOK

In general, the Company is well-positioned to continue its internal growth. Recent acquisitions are expected to continue to contribute to sales and earnings growth. The strong emphasis on product development and aggressive efforts to expand distribution channels that helped during 1995 are expected to generate growth in market share, sales and profits. In all subsidiaries, sales will continue to grow as a result of new products and enhanced customer service. Pentair continues to search for strategic or synergistic industrial acquisitions.



PART II - OTHER INFORMATION

ITEM 4 -Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pentair, Inc. was held on April 24, 1996, for the purpose of electing certain members to the board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PROPOSAL 1
All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

Shares         Shares      Broker
Voted "For"   "Withheld"  Non-Votes

G. Butzow    32,460,848    162,857          0
W. Buxton    32,452,237    171,468          0
W. Kissling  32,460,139    163,566          0
B. Grogan    32,439,073    184,632          0
W. Cadogan   32,468,001    155,704          0


PROPOSAL 2
A proposal to extend the 1990 Omnibus Stock Incentive Plan and to increase the number of shares and incentive compensation units was passed with the following vote:

   Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

20,523,262     9,324,358  1,095,922  1,680,163


PROPOSAL 3
A proposal to amend the 1990 Omnibus Stock Incentive Plan to comply with the Internal Revenue Code Section 162(m) was passed with the following vote:

   Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

30,410,160     1,301,616   905,429      6,500


PROPOSAL 4
A proposal to approve the adoption of the Executive
Officers Performance Plan to comply with the Internal
Revenue Code Section 162(m) was passed with the following
vote:
   Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

30,784,235      920,464   912,506      6,500


PROPOSAL 5
The appointment of Deloitte & Touche LLP as independent auditors of the Company for 1996 was ratified by the following vote:

   Shares
Shares           Voted    Shares      Broker
Voted "For"   "Against" "Abstaining"  Non-Votes

32,159,536      358,688   105,481       0


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation
S-K.

Exhibit         Description
Number

10.1 Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated

10.2             Pentair, Inc. Executive Officers Performance Plan

11               Calculation of Earnings per Common and Common
                 Equivalent Share

27     Financial Data Schedule

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on January 23, 1996
disclosing the two-for-one stock split in the form of a 100 percent stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ David D. Harrison
Executive Vice President and
Chief Financial Officer

May 14, 1996

EXHIBIT INDEX
Exhibit Number

10.1 Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated

10.2             Pentair, Inc. Executive Officers Performance Plan

11               Calculation of Earnings per Common and
                 Common Equivalent Share

27     Financial Data Schedule