Form 10-Q
period 1996-06-30
PENTAIR INC
filed 1996-08-09
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on June 30, 1996 was 37,516,011.

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
($ expressed in thousands except per share amounts)

                 Six Months Ended                      Quarter Ended
                      June 30                             June 30
                         1996            1995         1996          1995

Net sales           $ 729,190 $ 672,039          $ 362,900      $ 338,216

Operating costs:
  Cost of
  goods sold          507,968   471,899            256,414        239,275
  Selling, general
   and
administrative        155,745   144,297             73,634         72,326
Total operating costs 663,713   616,196            330,048        311,601

Operating income       65,477    55,843             32,852         26,615

Interest expense
      - net           (9,274)    (9,843)            (4,649)        (4,077)

Income from continuing
  operations before
   income taxes        56,203    46,000             28,203         22,538

Provision for
   income taxes        22,594    18,800             11,094          9,189

Income from
   continuing
   operations          33,609    27,200             17,109         13,349


Discontinued operations:
 Income from operations
 of discontinued Paper
 Products and Joint Venture
 segments (net of
 applicable income taxes
 of $0 and $2,740, and $0
and $1,841, respectively)   0    4,566                  0           3,067

   Gain on sale of
   discontinued
   operations
   (less applicable
   income taxes of
   $7,734)                  0    12,134                  0         12,134

Net income             33,609    43,900             17,109         28,550
Preferred dividend
 requirements           2,548     2,657              1,273          1,327
Earnings applicable
  to common stock     $31,061   $41,243            $15,836        $27,223

Earnings per share:
Primary -
Income from:
  continuing operations   $.82      $.66               $.42          $.32
  discontinued operations  .00       .45                .00           .41
  Net Income              $.82     $1.11               $.42          $.73

Diluted -
Income from:
  continuing operations   $.78      $.63               $.40          $.31
  discontinued operations  .00       .40                .00           .36
  Net Income              $.78     $1.03               $.40          $.67

Weighted average
 common and common
 equivalent shares:
Primary                37,855     37,168             37,981         37,232
Diluted                42,722     42,320             42,791         42,352


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                             June 30, December 31,
ASSETS                           1996         1995
Current assets
  Cash and cash equivalents   $23,042      $36,648
  Accounts receivable - net   283,247      262,503
  Note receivable                   0      100,000
  Inventories
   Finished goods             188,837      134,456
   Work in process             49,340       40,801
   Raw materials and supplies  42,980       37,428
        Total inventory       281,157      212,685
  Deferred income taxes        26,743       26,017
  Other current assets         15,375        9,391
Total current assets          629,564      647,244

Property, plant
 and equipment                476,278      452,108
Accumulated depreciation      207,490      185,381
        PP & E - net          268,788      266,727
Marketable securities -
     insurance subsidiary      36,208       33,036
Goodwill - net                283,770      282,376
Other assets                   33,017       23,110
TOTAL ASSETS               $1,251,347   $1,252,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable            $98,613      $90,846
  Notes payable                     0      120,732
  Compensation and other
    benefits accruals          66,209       68,414
  Income taxes                 18,139       17,812
  Accrued product claims
    and warranties             23,581       21,684
  Accrued expenses and
    other liabilities          65,402       58,363
  Current maturities of
     long-term debt            12,495       18,950
Total current liabilities     284,439      396,801

Long-term debt                297,591      219,896
Deferred income taxes           1,081           68
Pensions and other
   retirement compensation     41,443       38,220
Postretirement medical and
   other benefits              46,267       46,158
Reserves -
   insurance subsidiary        29,725       27,354
Other liabilities              21,745       21,141
Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding:1996 - 1,795,376   63,152       65,656
            1995 - 1,873,051
Unearned compensation
   relating to ESOP           (19,001)     (21,074)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:1996 - 37,516,011   6,253        6,172
            1995 - 37,035,082
Additional paid-in capital    176,402      169,832
Currency translation and
 pension adjustments            8,819       11,020
Retained earnings             293,431      271,249
Total shareholders' equity    529,056      502,855

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY  $1,251,347   $1,252,493

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                        Six Months Ended
                                       June 30     June 30
                                          1996        1995
Cash provided by (used for)
Operating activities
Net income                             $33,609     $43,900
 Adjustment for discontinued operations      0     (16,700)
 Adjustments to reconcile net
    income to cash provided
    from operating activities
      Depreciation                     23,892      20,508
      Amortization                      5,601       3,166
      Deferred income taxes               503        (619)
   Changes in assets and liabilities,
      net of effects of acquisitions
      and dispositions
     Accounts receivable              (17,917)    (33,516)
     Inventories                      (53,873)    (51,654)
     Accounts payable                   6,401      (1,936)
     Accrued compensation
        and benefits                   (1,416)      4,819
     Income taxes                         539      (1,619)
     Pensions and other
        retirement compensation         2,821      10,770
     Reserves - insurance subsidiary    2,371       3,360
     Other assets/liabilities - net    (8,090)      9,139
Cash from continuing operations        (5,559)    (10,382)
Cash from discontinued operations           0        (525)

Cash from operating activities         (5,559)    (10,907)

Cash flows from investing activities
  Capital expenditures                (22,483)    (22,571)
  Purchase of marketable
        securities - net               (3,172)       (711)
  Construction funds in escrow        (10,262)          0
  Proceeds from sale of
        discontinued operations             0     206,459
  Acquisitions - net of
        cash acquired                 (47,977)          0
Cash (used for) provided by
    investing activities              (83,894)    183,177

Cash flows from financing activities
  Borrowings                           81,350      24,621
  Debt payments                        (2,546)   (196,863)
  Unearned ESOP
     compensation decrease              2,070       4,160
  Employee stock plans and other        4,147       2,817
  Dividends paid                      (11,877)     (9,989)
Cash provided by (used for)
   financing activities                73,144    (175,254)

Effect of currency
 exchange rate changes                  2,703       2,578

Increase (decrease)
 in cash and cash equivalents         (13,606)       (406)

Cash and cash equivalents
  - beginning of period                36,648      32,677
  - end of period                     $23,042     $32,271

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

2. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

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


5.  The long-term debt is summarized as follows ($ millions):

                             June 30,December 31,
                                 1996        1995

Revolving credit facilities     $165         $93
Private placement debt           125         125
Other                             20          21
TOTAL                            310         239
Current maturities               (12)        (19)
Total long-term debt            $298        $220

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $56 million of the June 30, 1996 retained earnings were unrestricted for such purposes.

6.Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                             Six Months Ended June 30
                                 1996        1995
Interest paid
(net of capitalized interest) $10,469     $16,615
Income tax payments            15,630      24,382

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


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the six months ended June 30, 1996 and 1995 follows ($ millions):

                                   General
                     Specialty  Industrial
                      Products   Equipment  Corporate     Total

1996
Net Sales                 $303.7   $425.5    $0.0        $729.2
Operating Income            34.9     39.2    (8.6)         65.5
Identifiable Assets        453.4    732.0    65.9       1,251.3
Depreciation
  and Amortization           9.5     20.0     0.0          29.5
Capital Expenditures         7.5     15.0     0.0          22.5

1995
Net Sales                 $228.3   $443.7   $ 0.0        $672.0
Operating Income            22.5     43.2    (9.9)         55.8
Identifiable Assets        237.0    703.4   188.2       1,128.6
Depreciation
  and Amortization           6.2     17.5     0.0          23.7
Capital Expenditures         6.5     16.0     0.1          22.6



RESULTS OF OPERATIONS

Pentair reported net income of $33.6 million, or 78 cents per fully diluted share, on consolidated net sales of $729.2 million for the six months ended June 30, 1996. This represented a 23.5% increase in net income and an 8.5% increase in sales over the first half of 1995. The six month 1995 income from continuing operations was $27.2 million, or 63 cents per fully diluted share, on consolidated net sales of $672.0 million.

Specialty Products Segment. Net sales increased $75.4 million or 33% and operating income increased $12.3 million or 55%. The increases are attributable to Fleck Controls, an acquisition made in November 1995, and double digit sales growth over last year at Delta, Myers and Porter Cable. The improvements reflect new product sales, contributions from smaller acquisitions, and continued expansion into national distribution channels. Results from the newly acquired Flex business will be included effective July 1, 1996.

General Industrial Equipment Segment.  Sales decreased $18.2 million or
4% and operating income decreased $3.9 million or 9%. Combined, Hoffman and Schroff posted modest sales and earnings increases as compared to very good 1995 results. Both Lincoln Industrial and Lincoln Automotive profits increased due to cost reductions and improved productivity. Sales at Federal Cartridge continued weak into the second quarter. The sales shortfall is attributed to two factors: a shift in buying patterns by distributors who are delaying purchases as a result of the elimination of pre-season, quantity discounts, and high distributor inventories that were built in response to proposed firearms legislation. Federal expects fall stocking orders to be placed in the third quarter as the hunting season approaches.


FINANCIAL CONDITION

In 1996 as in 1995, net income adjusted for non-cash items provided the funds for seasonal working capital increases. Accounts receivable levels increased due to dating programs and strong sales in the latter part of the current quarter. Inventory levels have been built up in anticipation of higher third and fourth quarter sales. Borrowings in the first half of 1996 financed some operating needs, acquisition payments and capital expenditures. The proceeds from the $100 million note receivable from the sale of Cross Pointe Paper offset much of the $120 million notes payable for the purchase of Fleck Controls. Capital expenditures were $22.5 million in 1996 as compared to $22.6 million in 1995. The percentage of long-term debt to total capital was 36% at June 30, 1996 compared to 31% at December 31, 1995.

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

The full year 1996 cash flow from operations is expected to increase with additional net income contributions as compared to last year. Working capital needs are somewhat seasonal during the year and tend to grow over time as sales increase. Capital expenditures are expected to be in the range of $90 to $110 million in 1996 as compared to $63.8 million in 1995. This increase is due primarily to the addition of a Hoffman manufacturing facility in Mount Sterling, Kentucky and new product development activities.


Except for historical information contained herein, certain statements are forward-looking statements that involve risks and uncertainties, including, but no limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, the effect of the Company's accounting policies, and other risks detailed in other SEC filings.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Delta International Machinery. In July 1996, Rockwell International notified Pentair that it would claim indemnification under a 1984 purchase agreement with respect to property located in Guelph, Ontario, the former site of operations for Rockwell Canada and a former subsidiary of Pentair, Beaver-
Delta Machinery Corp. The Ontario Ministry of Environment and Energy identified the site as contaminated by TCE from operations of Rockwell Canada. This site is the same as that involved in an earlier suit by a subsequent owner against Beaver-Delta which had been dismissed; for basic information about the site, see the discussion in Pentair's Form 10-K for the year ending December 31, 1993. Pentair believes that it has no liability to Rockwell under the purchase agreement or otherwise. No estimate of the projected response cost liability at this site can be made based on information currently known to Pentair.


ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number


11     Calculation of Earnings per Common and Common
    Equivalent Share

27     Financial Data Schedule

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Executive Vice President and
Chief Financial Officer

August 9, 1996

EXHIBIT INDEX
Exhibit Number


11     Calculation of Earnings per Common and
    Common Equivalent Share

27     Financial Data Schedule