Form 10-Q
period 1996-09-30
PENTAIR INC
filed 1996-10-30
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549


FORM 10-Q



(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on September 30, 1996 was 37,603,998.

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
($ expressed in thousands except per share amounts)

                         Nine Months Ended          Quarter Ended
                         September 30               September 30
                         1996         1995          1996        1995

Net sales               $1,140,160    $ 1,025,377   $410,970    $353,338

Operating costs:
  Cost of
  goods sold            802,950       727,288       294,982      255,389
  Selling, general
   and
administrative          236,110       214,047       80,365       69,750
Total costs             1,039,060     941,335       375,347      325,139

Operating income        101,100       84,042        35,623       28,199

Interest expense
      - net            (13,829)       (12,530)      (4,555)      (2,687)

Income from continuing
  operations before
   income taxes        87,271         71,512        31,068        25,512

Provision for
   income taxes        35,084         29,012        12,490        10,212

Income from
   continuing
   operations          52,187         42,500        18,578        15,300


Discontinued operations:
 Income from operations
 of discontinued Paper
 Products and Joint
 Venture
 segments (net of
 applicable income taxes
 of $2,740)           0               4,566         0             0

Gain on sale of
discontinued
operations
(less applicable
income taxes of
$7,734)              0               12,134         0              0

Net income           52,187          59,200         18,578         15,300
Preferred dividend
 requirements        3,816           3,981          1,268          1,324
Earnings applicable
  to common stock    $48,371         $55,219        $17,310        $13,976

Earnings per share:
Primary -
Income from:
continuing
 operations          $1.28          $1.04           $.46           $.38
discontinued
 operations            .00            .45            .00            .00
Net Income           $1.28          $1.49           $.46           $.38

Diluted -
Income from:
continuing
 operations         $1.21           $.99            $.43           $.36
discontinued
 operations           .00            .40             .00            .00
Net Income          $1.21          $1.39            $.43           $.36

Weighted average
 common and common
 equivalent shares:
Primary             37,915         37,238          38,037         37,378
Diluted             42,745         42,346          42,793         42,398


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited)
($ expressed in thousands)

                                  September 30,  December 31,
ASSETS                                     1996          1995

Current assets
  Cash and cash equivalents       $34,629        $36,648
  Accounts receivable - net       305,256        262,503
  Note receivable                 0              100,000
  Inventories
   Finished goods                 172,142        134,456
   Work in process                51,750         40,801
   Raw materials and supplies     42,846         37,428
        Total inventory           266,738        212,685
  Deferred income taxes           26,625         26,017
  Other current assets            21,198         9,391
Total current assets              654,446        647,244

Property, plant and equipment     492,511        452,108
Accumulated depreciation          218,077        185,381
        PP & E - net              274,434        266,727
Marketable securities -
     insurance subsidiary         38,810         33,036
Goodwill - net                    280,226        282,376
Other assets                      32,953         23,110
TOTAL ASSETS                      $1,280,869     $1,252,493

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                $96,824        $90,846
  Notes payable                   0              120,732
  Compensation and other
    benefits accruals             61,804         68,414
  Income taxes                    20,751         17,812
  Accrued product claims
    and warranties                23,881         21,684
  Accrued expenses and
    other liabilities             71,519         58,363
  Current maturities of
     long-term debt               39,050         18,950
Total current liabilities         313,829        396,801

Long-term debt                    276,520        219,896
Deferred income taxes             3,552          68
Pensions and other
   retirement compensation        42,903         38,220
Postretirement medical and
   other benefits                 46,907         46,158
Reserves - insurance subsidiary   31,099         27,354
Other liabilities                 21,723         21,141
Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding:1996 - 1,778,652      62,466         65,656
            1995 - 1,873,051
Unearned compensation
   relating to ESOP               (17,966)       (21,074)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:1996 - 37,603,998     6,269          6,172
            1995 - 37,035,082
Additional paid-in capital        177,336        169,832
Currency translation and
 pension adjustments              9,964          11,020
Retained earnings                 306,267        271,249
    Total shareholders' equity    544,336        502,855

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY         $1,280,869     $1,252,493

See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
($ expressed in thousands)

                                              Nine Months Ended
                                              September 30
                                               1996        1995
Cash provided by (used for)
Operating activities
Net income                                     $52,187     $59,200
 Adjustment for discontinued operations        0           (16,700)
 Adjustments to reconcile net
    income to cash provided
    from operating activities
      Depreciation                             35,802      30,895
      Amortization                             8,566       4,914
      Deferred income taxes                    3,230       295
   Changes in assets and liabilities,
      net of effects of acquisitions
      and dispositions
     Accounts receivable                       (39,935)    (46,976)
     Inventories                               (39,453)    (32,945)
     Accounts payable                          2,506       (1,743)
     Accrued compensation and benefits         (5,949)     5,288
     Income taxes                              3,130       (2,798)
     Pensions and other
        retirement compensation                5,917       13,276
     Reserves - insurance subsidiary           3,745       4,688
     Other assets/liabilities - net            (2,983)     8,714
Cash from continuing operations                26,763      26,108
Cash from discontinued operations              0           (21,812)

Cash from operating activities                 26,763      4,296

Cash flows from investing activities
  Capital expenditures                         (39,497)    (35,853)
  Purchase of marketable
        securities - net                       (5,774)     (5,475)
  Construction funds in escrow                 (9,748)     0
  Proceeds from sale of
        discontinued operations                0           212,760
  Acquisitions - net of
        cash acquired                          (48,151)    0
Cash (used for) provided by
    investing activities                       (103,170)   171,432

Cash flows from financing activities
  Borrowings                                   80,350      24,762
  Debt payments                                (1,227)     (198,364)
  Unearned ESOP
     compensation decrease                     3,105       6,240
  Employee stock plans and other               4,410       3,150
  Dividends paid                               (17,844)    (15,561)
Cash provided by (used for)
   financing activities                        68,794      (179,773)

Effect of currency
 exchange rate changes                         5,594       (2,009)

Increase (decrease)
 in cash and cash equivalents                  (2,019)     (6,054)

Cash and cash equivalents
  - beginning of period                        36,648      32,677
  - end of period                              $34,629     $26,623

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

2. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

3. Income tax provisions for interim periods are based on the current best estimate of the effective federal, state and foreign income tax rates.

4. Earnings per common share are based on the weighted average number of common and common equivalent shares outstanding during each period. The tax benefits applicable to preferred dividends paid to ESOPs are: for allocated shares, credited to income tax expense and, for unallocated shares, credited to retained earnings and not considered earnings applicable to common stock.

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


5.  The long-term debt is summarized as follows ($ millions):

                                 September 30,  December 31,
                                 1996           1995

Revolving credit facilities      $164           $93
Private placement debt           125            125
Other                            27             21
TOTAL                            316            239
Current maturities               (39)           (19)
Total long-term debt             $277           $220

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $77 million of the September 30, 1996 retained earnings were unrestricted for such purposes.

6.Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                            Nine Months Ended September 30
                                 1996        1995

Interest paid
(net of capitalized interest)    $12,374     $21,304
Income tax payments              21,863      50,183

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


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the nine months ended September 30, 1996 and 1995 follows ($ millions):

                                      General
                            Specialty Industrial
                            Products  Equipment   Corporate   Total

1996
Net Sales                   $476.4    $663.8      $0.0       $1,140.2
Operating Income            55.2      61.5        (15.6)     101.1
Identifiable Assets         468.3     734.8       77.8       1,280.9
Depreciation
  and Amortization          13.9      30.4        0.1        44.4
Capital Expenditures        12.5      26.9        0.1        39.5

1995
Net Sales                   $353.4    $671.9     $ 0.0       $1,025.3
Operating Income            35.2      63.2       (14.4)      84.0
Identifiable Assets         241.7     692.1      179.3       1,113.1
Depreciation
  and Amortization          7.3       28.5       0.0         35.8
Capital Expenditures        8.3       27.5       0.1         35.9




RESULTS OF OPERATIONS

Pentair reported net income of $52.2 million, or $1.21 per fully diluted share, on consolidated net sales of $1,140.2 million for the nine month period ended September 30, 1996. This represented a 23% increase in net income from continuing operations and an 11% increase in sales over the comparable period in 1995. The nine month 1995 income from continuing operations was $42.5 million, or 99 cents per fully diluted share, on consolidated net sales of $1,025.3 million. Net sales for the three month period ended September 30, 1996 increased 16% over the same period of the prior year and net income increased 21%.

Specialty Products Segment. For the nine month period ended September 30, 1996, net sales increased $123.0 million or 35% and operating income increased $20.0 million or 57%. The increases are attributable to Fleck Controls, an acquisition made in November 1995, and FLEX, a recent Porter Cable acquisition. Double digit growth over last year at Myers and Porter Cable reflected new product sales, contributions from smaller acquisitions, and continued expansion and increased penetration into national distribution channels and home centers. Results from the newly acquired Flex business have been included since July 1, 1996.

General Industrial Equipment Segment. For the nine month period ended September 30, 1996, net sales decreased $8.1 million or 1% and operating income decreased $1.7 million or 3%. Combined, Hoffman and Schroff posted moderate sales and earnings increases as compared to very good 1995 results. Both Lincoln Industrial and Lincoln Automotive profits increased due to cost reductions and improved productivity.
Sales at Federal Cartridge were up in the third quarter. Federal's sales shortfall in the first half was somewhat made up by the anticipated peak in the third quarter demand which did fully not meet expectations. Sales in the sporting ammunition industry are expected to remain relatively soft in the fourth quarter.

FINANCIAL CONDITION

In 1996 as in 1995, net income adjusted for non-cash items provided the funds for seasonal working capital increases. Accounts receivable levels increased due to dating programs and strong sales in the latter part of the current quarter. Inventory levels decreased during the current quarter and are expected to decrease in the fourth quarter also due to seasonal sales. Borrowings in the 1996 nine month period financed some operating needs, acquisition payments and capital expenditures. The proceeds from the $100 million note receivable from the sale of Cross Pointe Paper offset much of the $120 million notes payable for the purchase of Fleck Controls. Capital expenditures were $39.5 million in 1996 as compared to $35.9 million in 1995. The percentage of long-term debt to total capital was 34% at September 30, 1996 compared to 31% at December 31, 1995.

Based upon current operating expectations, credit available under revolving credit facilities is expected to be adequate to cover seasonal working capital, long-term capital expenditure requirements and acquisitions.


OUTLOOK

In general, the Company is well-positioned to continue its internal growth. Recent acquisitions are expected to continue to contribute to sales and earnings growth. The strong emphasis on product development and aggressive efforts to expand distribution channels that helped during 1995 and the current year are expected to continue to generate growth in market share, sales and profits.
Sales will continue to grow as a result of new products and enhanced customer service. Pentair continues to search for strategic or synergistic industrial acquisitions.

The full year 1996 cash flow from operations is expected to increase with additional net income contributions as compared to last year. Working capital needs are somewhat seasonal during the year and tend to grow over time as sales increase. Capital expenditures are expected to be in the range of $80 to $90 million in 1996 as compared to $63.8 million in 1995. This increase is due primarily to the addition of a Hoffman manufacturing facility in Mount Sterling, Kentucky and new product development activities.


Except for historical information contained herein, certain statements are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements, the effect of the Company's accounting policies, and other risks detailed in other SEC filings.



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

October 30, 1996

EXHIBIT INDEX
Exhibit Number


11     Calculation of Earnings per Common and
    Common Equivalent Share

27     Financial Data Schedule