Form 10-K405
period 1996-12-31
PENTAIR INC
filed 1997-03-31
CIK 77360

UNITED STATES SECURITIES
                       AND
                EXCHANGE COMMISSION

               Washington, D. C.  20549

                     FORM 10-K

(Mark One)

     X    ANNUAL REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

                           OR

       TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the transition period from ________ to __________

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 24, 1997 was $1.06 billion. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans
(ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on February 24, 1997 was 37,863,963.

DOCUMENTS INCORPORATED BY REFERENCE

The following portions of the Annual Report to Shareholders for the year ended December 31, 1996 and Proxy Statement for the 1997 Annual Meeting of
Shareholders are incorporated by reference as the Item of this Form 10-K indicated.

 Part of Form 10-K                      Portion of Annual Report

Part I, Item 1.
Business - Financial                    Pages 30 and 53:
information about                        Business Segment
industry segments,                      Information; Page 43:
foreign operations,                      Research and Develop-
research and                               ment; Page 35: Environ-
development and                        mental Matters and Page
environmental matters.                46: Committments and
                                      Contingencies (Note 9)
                                      and Page 55: Disclosure
                                      of Risks and Uncertain-
                                      ties (Note 19).


Part II, Item 5.
Market for Registrant's                Page 57:  Pentair Stock
Common Equity and                      Data, Price Range and
Related Stockholder                    Dividends of Common
Matters.                               Stock.

Part II, Item 6.
Selected Financial Data.             Page 56:  Selected
                                     Financial Data - 10 Year
                                     Summary.

Part II, Item 7.
Management's Discussion              Pages 28-35:
and Analysis of Financial            Management's
Condition and Results of             Discussion and Analysis.
Operations.

Part II, Item 8.
Financial Statements                 Pages 36-56:
and Supplementary Data.              Consolidated Statement
                                     of Income, Balance
                                     Sheet and Statement of
                                     Cash Flows, related
                                     Notes, Report of
                                     Independent Auditors
                                     and Quarterly Financial
                                     Data.


                                    Portion of Proxy Statement


Part III, Item 10.
Directors and Executive              Pages 2-5: Security
Officers of the Registrant.          Ownership of
                                     Management and
                                     Beneficial Ownership;
                                     Pages 5-8: Directors
                                     Standing for Election.

Part III, Item 11.
Executive Compensation.              Pages 11-20:  Executive
                                     Compensation.


Part III, Item 12.
Security Ownership of                Pages 2-5:  Security
Certain Beneficial Owners            Ownership of
and Management.                      Management and
                                     Certain Beneficial
                                     Ownership.

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

In September 1994, Pentair announced that it was exploring strategic alternatives for its paper businesses, including their possible sale. In the second quarter of 1995, all of the Pentair paper businesses were sold.
On April 1, 1995 the company sold its Cross Pointe Paper
Corporation subsidiary for $203.3 million to Noranda Forest, Inc. On June 30, 1995 the company sold its Niagara of Wisconsin Paper Corporations, its
50% share of Lake Superior paper Industries (LSPI) joint venture and its 12% share of Superior Recycled
Fiber Industries (SRFI) for $115.6 million cash to Consolidated Papers, Inc.

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

During 1996, the Company completed four strategic acquisitions that strengthened market positions throughout the world. In January, Myers acquired Aplex to broaden its industrial pump line. In June, Porter-Cable acquired FLEX, a German power tool company. In
November, the Company acquired Century Manufacturing a manufacturer which serves the vehicle service equipment markets, complementing its Lincoln Automotive subsidiary. In December, Fleck Controls purchased
SIATA, an Italian manufacturer of water conditioning control equipment.


(b)  Financial Information about Industry Segments.

The Registrant's business is conducted in two industry segments. The Specialty Products segment manufactures woodworking machinery; portable power tools; valves for water conditioning equipment; and pumps and pumping systems. The General Industrial
Equipment segment manufactures electrical and electronic enclosures and wireways; industrial lubricating systems and material dispensing equipment;
vehicle service equipment; and sporting ammunition.
Business segment financial information is found on page 30 and page 53 (Note 17) of the 1996 Annual
Report to Shareholders.



Narrative Description of Business.

  Description of the Specialty Products Segment:

    Products and marketing.

The following table sets forth, for each of the last three years, the Specialty Products segment product class net sales in excess of 10 percent of the Registrant's consolidated net sales .

                               1996      1995      1994

Stationary and
  Portable Power Tools          30%       28%      28%
Pumps and Water
  Treatment Systems             13         9        9

     Total Segment              43%       37%       37%

Woodworking Machinery. The Registrant, through its subsidiary Delta International Machinery Corp.
(Delta), manufactures, markets, and services a line of general-purpose woodworking machinery including table saws, band saws, planers, jointers, grinders, drill presses, shapers, lathes, and other tools and accessories. Delta sells its products in the United States, Canada, and other foreign countries under its "Delta" and "Biesemeyer" brand names through a network of independent and mail order distributors, hardware stores and home centers. Markets include do-it-yourself/homeshop craftsmen; commercial, residential, and industrial construction; remodeling; and cabinet manufacturers, case goods, and furniture makers.

Portable Electric Tools. The Registrant, through its subsidiary Porter-Cable Corporation (Porter-Cable), manufactures and markets a variety of portable electric tools and air-powered nailing products including circular saws, reciprocating saws, band saws, sanders, grinders, cordless tools, drills, pneumatic fastening products and routers. Porter-Cable markets its products under the brand names "Porter-Cable" and "FLEX" through a network of independent, specialty tool, and mail order distributors, hardware stores and home centers. Markets include woodworking; residential and industrial construction; industrial fabrication and maintenance; and home craftsmen.

Pumps and Pumping Systems.  The Registrant, through
its F.E. Myers Co. Division of McNeil (Ohio)
Corporation (Myers), manufactures and markets a wide
variety of pumps for residential and municipal
wells; sump pumps for residential service; submersible non-clog and grinder pumps and systems for residential, commercial, and municipal service; and reciprocating and centrifugal pumps for commercial and industrial services. Markets include wholesale, retail, and national catalog distribution to residential, commercial, and industrial users; pump specialty distribution for municipal, government, and OEM
products.   Myers markets its products under the brand
names " Myers" and "Aplex". In addition, Myers distributes products to the do-it-yourself market for retail sale through home centers and hardware stores under the names "Water Ace" and "Shur Dri".

Water Conditioning Control Valves. The Registrant, through its subsidiary Fleck Controls, Inc. (Fleck), manufactures, designs and markets a broad range of control valves used in the manufacture of water softeners, filtration, deionization, and desalination systems. Products are sold directly by Fleck's internal sales organization. Fleck markets its products under the brand names "Fleck" and "SIATA". Markets include residential, commercial, industrial, and municipal water treatment; and manufacturers who supply residential and commercial markets with standard and custom designed products.

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

Porter-Cable competes in the professional portable tool market which is highly competitive.
Porter-Cable faces several major competitors across its addressed market. Product innovation, features, performance, quality, service, delivery and price are all competitive factors.

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

                                   1996        1995       1994

Electrical and Electronic
   Enclosures                        35%          39%       36%
Sporting Ammunition                   8           10        12


    Total Segment                    57%          63%       63%

Electrical and Electronic Enclosures.  Through the
Hoffman Engineering Company division of
Federal-Hoffman, Inc. (Hoffman) and through Schroff
GmbH and its international subsidiaries (Schroff), the Registrant manufactures metallic and composite enclosures and cabinets that house electrical and electronic controls, instruments, and components; and cabinets, cases, subracks, microcomputer packaging systems, and a full line of accessories including backplanes, power supplies, and technical workstations. Hoffman markets its products primarily through independent manufacturer's representatives and electrical and electronic equipment distributors.
Hoffman markets its products under the brand name
"Hoffman". Markets include automotive, petroleum and petrochemical, food, machine tool, and other industrial manufacturing customers along with original equipment manufacturers; plant maintenance and repair; and construction. Schroff markets its products under the brand name "Schroff".
Schroff serves the worldwide industrial electronics industry including key segments such as computers, test
& measurement, private LANs/data communication, industrial control and factory automation, medical and telecommunications.

Sporting Ammunition.  Through the Federal Cartridge
Company division of Federal-Hoffman, Inc. (Federal), the Registrant manufactures and markets shotshell, centerfire, and rimfire cartridges, ammunition components, and clay targets. These products are distributed throughout the United States through a network of distributors, directly to large retail chains, and directly to the U.S. government and law enforcement agencies. Federal markets its products under the brand names of "Premium", "Gold Medal", "Classic", BallistiClean", and "Tactical". Federal markets include hunters; trap, skeet, sporting clay, and target shooters; the U.S. government; and law enforcement.

Vehicle Service Equipment. The Registrant, through its Lincoln Automotive division of McNeil (Ohio)
Corporation (Lincoln Automotive) and its subsidiary
Century Manufacturing (Century), manufactures and markets lubrication, repair, and service equipment for a broad range of vehicles. Products include lubricating tools and equipment, battery charging and testing equipment, welding equipment and supplies, and a complete line of lifting equipment including hydraulic jacks and specialty tools; portable power supplies, automotive refrigerant and coolant recyclers, arc and MIG welders, plasma cutters, and welding accessories. Products are marketed under the brand names of "Lincoln", "Blackhawk Automotive",
"Marquette", "Porto-Power", "Banner", "Winner", "Pro-Arc", "Century", "Solar", and "Booster Pac". Products are marketed to national retailers and through a distributor network to professional mechanics and general maintenance facilities. Certain lubricating equipment, tools, and jacks and lifting equipment are sold under private label programs. Markets include automotive aftermarket and retail channels for professional and do-it-yourself automotive and body repair; wholesale, retail, and commercial distribution for industrial maintenance, farm, and home metalworking.

Industrial Lubricating Systems and Material Dispensing
Equipment.  The Registrant, through its Lincoln
Industrial division of McNeil (Ohio) Corporation (Lincoln
Industrial), manufactures components and designs automated and manual lubrication systems and equipment; pumps and pumping stations for thick fluid transfer applications. Lubricating and materials dispensing systems are marketed in the United States by approximately 100 specially qualified systems distributors with design, installation, and service capability.
Basic lubricating equipment and accessories are marketed through industrial supply and specialty distributors. A special direct sales group markets a wide variety of Lincoln Industrial products to original equipment manufacturers in a variety of industries.
Lincoln Industrial markets its products under the brand names "Air Brake", "BearingSaver", "Centro-Matic",
"Cobra", "Dispense Pak", "Ecolub", "Helios", "Lincoln",
"Magna-Ram", "Modular Lube", "Multi-Luber",
"PowerMaster", "PileDriver", "PL2000", "Quicklink",
"Quicklub", "System Sentry", and "Zerk-lock". Markets include heavy industry (steel mills, cement plants, pulp and paper, power plants), automobile manufacturers, commercial vehicles, agriculture, construction equipment, food and beverage, mining, printing, and general lubrication markets.

    Competitive conditions.

Hoffman is the largest North American manufacturer of electrical enclosures and wireways, having a market share estimated to be about 25% of our addressed market. It is currently the only manufacturer with national distribution and its competitors are generally smaller, regional manufacturers. Hoffman also participates in the North American electronic enclosures market, facing competition from a large number of firms, with three or four established firms leading the market. In both markets, the most significant competitive factors are price, product innovation, service, quality, breadth of product line, and delivery.
Schroff is a significant manufacturer in Europe's electronic enclosure market and a technological leader.
Schroff, like Hoffman, has a comprehensive product range. Schroff faces competition from a large number of firms, some of whom manufacture a broad range of enclosures and some who focus on smaller niche markets. Significant competitive factors are product innovation and quality.

Federal and its two primary competitors, Winchester and Remington, have a combined market share of approximately 90% in the U.S. sporting ammunition market, with the balance coming from smaller domestic competitors and foreign ammunition manufacturers.
Quality, delivery, price and terms are significant competitive factors.

Lincoln Industrial , Lincoln Automotive and Century face three to five major competitors and several smaller competitors across their product lines.
Competition involving industrial lubricating systems and material dispensing equipment tends to center around quality, systems capability, and application knowledge. Price becomes a more significant competitive factor for vehicle servicing equipment.

  Information Regarding Both Segments:

Working capital items.

Federal's working capital builds from January through September as inventories are increased to meet third quarter shipping schedules. Management continues to focus on reducing working capital requirements through management of receivable and inventory levels.

    Status of new products.

The industries in which the segments participate are essentially mature and do not experience the introduction of many products that materially change the nature of the industry. Individual manufacturers generally make improvements or apply new technologies to existing products.

    Raw materials.

The raw materials used in the manufacturing process include steel (bar and sheet) various metals including brass and lead, gunpowder and plastic. Selected motors, castings, plastic parts and components are also purchased. The supply of all raw materials and components is currently adequate.

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

    Seasonal aspects.

For either segment, there is no strong seasonal aspect.

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

    Employees.

As of December 31, 1996, the Registrant and its subsidiaries employed approximately 9,770 persons, of which 2,050 were represented by unions having collective bargaining agreements.

Labor contracts negotiated in 1996 were: International
Union of Electrical Workers - Jonesboro, Arkansas
(extended to April 4, 1999 ) 215 employees.

Contracts expiring in 1997: Molders and Allied Workers
Local 45 - Ashland, Ohio (expires 5/1/97) 49 employees; United Auto Workers - St. Louis, Missouri
(expires 6/6/97) 144 employees; Molders and Allied
Workers Local 19 - Guelph, Ontario, Canada (expires
7/1/97) 7 employees; and Patternworkers League -
Ashland, Ohio (expires 9/1/97) 1 employee.

The Registrant considers its employee relations to be good and feels future contracts will be able to be negotiated for the benefit of the business and the employees.


(d)  Financial Information about Foreign Operations.

The Registrant operates primarily in North America and Europe. See discussion of foreign operations incorporated by reference.


Item 2.  Properties

The Registrant's corporate offices, located at 1500 County
Road B2 West, St. Paul, Minnesota 55113-3105, are leased and consist of approximately 22,000 square feet; the lease expires in November 1998, with an option to renew for a term of five years. Information about the Registrant's principal manufacturing facilities and other properties is presented below by industry segment. These facilities are adequate and suitable for the purposes they serve. Unless noted all facilities are owned.


 Specialty Products Segment

SUBSIDIARY/                                                   APPROXIMATE
DIVISION           LOCATION            PRIMARY USE            SQUARE FEET

Porter-Cable     Jackson,            Manufacturing,               485,000
                   Tennessee(1)        Distribution,
                                       and Office

                 Steinheim,          Manufacturing,                90,000
                   Germany           Distribution,
                                       and Office

Delta            Pittsburgh,         Office and                    41,000
                   Pennsylvania        Product Development

                 Tupelo,             Manufacturing                333,000
                   Mississippi         and Office

                 Memphis,            Distribution                 400,000
                   Tennessee(2)        and Office

                 Guelph,             Distribution                  57,000
                   Ontario(3)          and Office

                 Mesa,               Manufacturing                 50,000
                  Arizona(4)          and Office

                 Taichung,           Office and                     1,000
                   Taiwan              Product Development

F.E. Myers       Ashland,            Manufacturing,               412,000
                   Ohio                Distribution,
                                       and Office

                 Kitchener,          Distribution                  26,000
                   Ontario             and Office

                 Midland,            Manufacturing,               21,000
                  Texas               and Office

Fleck Controls,  Brookfield,         Manufacturing,               77,000
  Inc.             Wisconsin          Distribution,
                                       and Office

                 Buc,                Manufacturing,                24,000
                   France(5)          Distribution,
                                       and Office

                 Montespertoly,      Manufacturing,                24,000
                   Italy              Distribution,
                                       and Office

                 Maurapas,           Manufacturing,                20,000
                   France(6)          Distribution,
                                       and Office

                 Singapore(7)        Manufacturing,                 4,000
                                      Distribution,
                                       and Office



NOTES:
(1)          Lease term expires in 1998.
(2)          Lease term expires in 1999.
(3)          Lease term expires in 1999.
(4)          Lease term expires in 2000.
(5)          Lease term expires in 1998.
(6)          Lease term expires in 1999.
(7)          Leased under a short-term lease.

General Industrial Equipment Segment

SUBSIDIARY/                                                   APPROXIMATE
DIVISION           LOCATION            PRIMARY USE            SQUARE FEET

Hoffman          Anoka,              Manufacturing                814,000
  Engineering      Minnesota           and Office

                 Brooklyn Center,    Manufacturing                128,000
                   Minnesota(1)        and Office

                 Reynosa, Mexico     Manufacturing                 90,000

                 Plymouth,           Office and                    20,000
                    Minnesota (12)      Training Center

Federal          Anoka,              Manufacturing                875,000
  Cartridge        Minnesota           and Office

                 Richmond,           Manufacturing                 41,000
                   Indiana             and Office

Lincoln          St. Louis,          Manufacturing                565,000
Industrial         Missouri            and Office

                 Walldorf,           Manufacturing                117,000
                   Germany             and Office

                 Chodov,             Manufacturing                 18,000
                   Czech Republic (2)  and Office

Lincoln          Jonesboro,          Manufacturing                378,000
Automotive          Arkansas            and Office

                 Nogales, Sonora     Manufacturing                 35,000
                   Mexico(3)

                 Mississauga,        Distribution                  30,000
                   Ontario             and Office

Schroff GmbH     Straubenhardt,      Manufacturing                523,000
                   Germany(4)

Schroff S.A.     Betschdorf,         Manufacturing                210,000
                   France(5)           and Warehouse

Schroff U.K.     Hemel Hempstead,    Manufacturing                 37,000
                   England(6)

Schroff U.K.     Hemel Hempstead,    Manufacturing                 22,000
                   England(6)(7)

Schroff, Inc.    Warwick,            Manufacturing                 80,000
                   Rhode Island        and Office

                 Warwick,            Office and                    18,000
                   Rhode Island(8)     Assembly

                 Warwick,            Distribution                  15,000
                   Rhode Island(11)

Schroff K.K.     Meiwa-Cho,          Manufacturing                 23,500
                   Japan

Century          Bloomington,        Manufacturing,               216,000
 Manufacturing     Minnesota(9)        Distribution,
                                       and Office

                 Pierre,             Manufacturing                 70,000
                   South Dakota(10)   and Office

                 St.-Jean-sur-
                   Richelieu,        Manufacturing                 13,000
                     Quebec(11)        and Office

NOTES:
(1) Lease term expires in 2006. The lease has an option to renew for an additional ten-year term.
(2)  Lease term expires in 1998, with an option to renew for one-year.
(3)  Lease term expires in 1999.
(4)  A small portion of this facility is leased until 2011.
(5)  Leased under two lease agreements expiring in 2002 and 2005.
     Both leases include a purchase option.
(6)  Facilities are shared by Schroff U.K. & Hoffman U.K.
     Total area is 59,000 square feet.
(7)  Lease term expires in 2011.
(8)  Lease term expires in 2000.  This lease includes a purchase option.
(9)  Lease term expires in 2020.
(10) Lease term expires in 1999 with a bargain purchase option of $1.
(11) Lease term expires in 2001.
(12) Lease term expires in 2000.



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

     Federal-Hoffman, Inc. Federal Cartridge, a division of Federal-Hoffman, has been named by the EPA as a Potentially Responsible Party (PRP) in connection with a waste disposal site in Greer, South Carolina.
  The EPA issued an administrative order effective April
  29, 1992 to Federal-Hoffman and 96 other entities to compel the cleanup of the Aqua-Tech Environmental, Inc. site. Federal-Hoffman is working with a group of other PRPs to negotiate with the EPA regarding the cleanup of the site. A surface cleanup of the site is complete. Federal Cartridge paid $442,000 toward the cost of the surface cleanup.

     On March 16, 1995, the EPA notified Federal Cartridge that it is a PRP related to the subsurface of the Aqua-Tech site. Pending EPA approval, the PRP group anticipates beginning in 1997 a study of the soil and groundwater to determine the extent of subsurface contamination. The cost of such study, any necessary remediation and the size of allocation, if any, to Federal-Hoffman is unknown to the Registrant at this time. Federal-Hoffman however, anticipates its allocation in the subsurface action to be positively impacted by the nature of its waste and the fact that virtually all of its waste was accounted for and removed during the surface remediation.

     In October 1992, Hoffman Engineering, a division of
  Federal-Hoffman, was also named as a PRP in connection with the Aqua-Tech site. Hoffman has settled out of both the surface and subsurface remediation as a de minimis party.

     Delta International Machinery.  In January 1993,
  Beaver-Delta Machinery Corp. (Beaver-Delta), a former subsidiary of Delta International Machinery
  Corp., and three other parties were sued by a commercial developer and current owner of real estate in Guelph, Ontario that Rockwell International
  (Rockwell) previously owned and that was acquired by Beaver-Delta in 1984. Trichlorethylene (TCE) and other contamination of soil and groundwater was alleged. Preliminary investigation indicated that Beaver-Delta did not use TCE during the short period that it owned the property at issue.
  Beaver-Delta served notice on Rockwell of its intent to seek indemnification from Rockwell for all costs related to that matter. The lawsuit was dismissed with prejudice in August 1995 after two years of inactivity.

     In July 1996, the Registrant received notice of a potential claim from Rockwell regarding the alleged contamination of the same property. In June 1996, the Ontario Ministry of Environment and Energy
  (MOEE) requested Rockwell to investigate the site and develop a cleanup program. The extent and cost of such a cleanup program is unknown at this time.
  The Registrant continues to believe that the Asset
  Purchase Agreement with Rockwell calls for Rockwell to be responsible for this matter. The Registrant believes that this matter is unlikely to result in material liability.

     Porter-Cable Corporation. In November 1993, the Tennessee Department of Environment and
  Conservation (TDEC) issued to Porter-Cable
  Corporation (Porter-Cable) and Rockwell International Corporation (Rockwell) an administrative order requiring them to investigate, and if necessary, clean up alleged groundwater contamination at a manufacturing facility located in Madison County, Tennessee. The facility was acquired by Porter-Cable from Rockwell in 1981. Porter-Cable reached an agreement with Rockwell regarding sharing costs and expenses related to investigation of the site. The Registrant believes that this matter is unlikely to result in material liability or material changes in operations. No estimate of the projected response cost liability can be made based on information currently known to the Company.

     Discontinued Paper Operations. Responsibility for certain environmental obligations and potential liability of the Registrant's former Cross Pointe Paper
  Corporation subsidiary were retained by the Registrant as a part of the sale of Cross Pointe. At the time of the sale, the Registrant established accruals for potential liabilities relating to environmental conditions existing on or before April 1995, based on extensive studies of the sites involved. Cost for certain of these environmental conditions are borne entirely by the Registrant; for other conditions, the Registrant bears only a portion of the costs which may be incurred in connection therewith. In 1996, the Registrant paid approximately $445,000 in costs covered by those accruals. The Registrant is closely monitoring the status of all open environmental conditions and has established procedures with the buyer dealing with activities at the affected sites. Few of the retained liabilities involve conditions or sites that are active at this time.

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

     Product Liability Claims.   As of March 1, 1997, the
  Registrant or its subsidiaries are defendants in
  approximately 143 product liability lawsuits and have
  been notified of approximately 160 additional claims.
  The Registrant has had and currently has in place
  insurance coverage it deems adequate for its needs.
  A substantial number of these lawsuits and claims are
  insured by Penwald, a regulated insurance company
  wholly owned by the Registrant.  See discussion in
  Item 7 (MD&A - Insurance Subsidiary) and Item 8
  (Note 1 to the Financial
  Statements).    Accounting accruals covering the
  deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Registrant has not experienced unfavorable trends in either the severity or frequency of product liability claims.


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

  Item 5.  Market for Registrant's Common Equity and
  Related Shareholder Matters.

  Item 6.  Selected Financial Data.

  Item 7.  Management's Discussion and
  Analysis of Financial Condition and Results of Operation.

  Item 8.  Financial Statements and Supplementary Data.

  For information required under Items 5 through 8, see the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, as referenced on page 2 of this report.

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



                              PART III

  Item 10.  Directors and Executive Officers of the
  Registrant.


                EXECUTIVE OFFICERS OF THE REGISTRANT

  The following are the executive officers of the Registrant. Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 23, 1997, or until their successors are elected and have qualified.


  Winslow H. Buxton   57

  Chairman since January 15, 1993;
  President and Chief Executive Officer
  since August 1992; Chief Operating
  Officer, August 1990 - August 1992.

  Richard J. Cathcart 52
  Executive Vice President since February
  1996; Executive Vice President,
  Corporate Development March 1995 -
  February 1996; Vice President, Business
  Development of Honeywell, Inc. 1994 -
  March 1995; Vice President and General
  Manager of Honeywell's Worldwide
  Building Control Division 1992 - 1994.

  Joseph R. Collins   55
  Executive Vice President since March
  1995; Acting Chief Financial Officer,
  June 1993 - March 1994; Senior Vice
  President - Specialty Products August
  1991 - February 1995.

  James H. Frank        57
  Senior Vice President, Enclosures since
  March 1996; Co-President of Schroff
  (subsidiary of Registrant) March 1994 -
  February 1996; President of Hoffman
  Engineering (division of Registrant)
  December 1989 - March 1994.

  Richard W. Ingman        52
  Executive Vice President and Chief
  Financial Officer since August 1996;
  President of Hoffman Engineering
  (division of Registrant) March 1994 - July
  1996; Vice President of Corporate
  Development August 1989 - February
  1994.

  Gerald C. Kitch     59
  Executive Vice President, President
  International Business Development
  since February 1996; Executive Vice
  President March 1995 - February 1996;
  Senior Vice President - General
  Industrial Equipment August 1991 -
  February 1995.

  Debby S. Knutson    42
  Vice President, Human Resources since
  September 1994; Assistant Vice
  President, Human Resources , August
  1993 - September 1994; Vice President,
  Human Resources of Hoffman
  Engineering (division of Registrant) July
  1990 - August 1993.

  Roy T. Rueb         56
  Vice President, Treasurer since October 1986 and Secretary since June 1994.


  There is no family relationship between any of the executive officers or directors.


  Item 11.  Executive Compensation.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  For information required under Items 11 and 12, see the Registrant's Proxy Statement for the 1997 Annual
  Meeting of Shareholders referenced on page 2 of this report.

  Item 13.   Certain Relationships and Related Transactions.

  No relationships or transactions existed that require disclosure under Item 13.


                              PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)  Financial Statements and Exhibits.

       1. The following consolidated financial statements of Pentair, Inc. and subsidiaries, together with the Report of Independent Certified Public Accountants, found on pages 28 to 57 of the Registrant's Annual
  Report to Shareholders for the year ended December 31, 1996, are hereby incorporated by reference in this Form 10-K.

  (Page of Annual Report)

  Report of Independent Certified Public Accountants    (36)

  Consolidated Statements of Income
  for Years Ended December 31, 1996,
  1995 and 1994            (37)

  Consolidated Balance Sheets as of
  December 31, 1996 and 1995               (38 - 39)

  Consolidated Statements of Cash Flows
  for Years Ended December 31, 1996,
  1995 and 1994                               (41)

  Notes to Consolidated Financial
  Statements                                (42 - 55)


       2. The additional financial data listed below is included as exhibits to this Form 10-K Report and should be read in conjunction with the consolidated financial statements presented in the 1996 Annual
  Report to Shareholders.

       Independent Auditors Report

       Schedule for the years ended December 31, 1996,1995 and 1994:

         II- Valuation and Qualifying Accounts

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

  (3.4) Second Amended and Superseding By-Laws as amended through July 21, 1995.

  (4.1) Restated Articles of Incorporation, as amended, and Second Amended and Superseding By-Laws, as amended (see Exhibits 3.1 - 3.4 above).

  (4.2)  Rights Agreement as of July 21, 1995 between
  Norwest Bank N.A. and Pentair, Inc.

  (4.3) Multi-Facility Credit Agreement among Pentair, Inc., for itself as Borrower as agent for all Borrowers and as Guarantor, EuroPentair GmbH, Pentair Canada, Inc., Borrowers and Bank of America National Trust and
  Savings Association, for itself and as U.S. Dollar Administrative Agent, First Bank National Association for itself and as Overnight Administrative Agent, Morgan Guaranty Trust Company of New York, for itself and as G-7 Currency Administrative Agent, NBD Bank, Dresdner
  Bank AG, ABN Amro Bank N.V. and the Bank of Tokyo - Mitsubishi, Ltd., Banks and various affiliates of the Banks which are parties to the Canadian Facility, Dated as of November 15, 1996.

  (4.4)  Credit Agreement Dated as of November 15, 1996
  Between Pentair, Inc. and First Bank National Association.

  (4.5)  $25,000,000 Note Purchase Agreement dated
  December 13, 1991  between Pentair, Inc. and Principal
  Mutual Life Insurance Company.

  (4.6)  $15,000,000 Note Purchase Agreement dated
  November 1, 1992  between Pentair, Inc. and Nationwide
  Life Insurance Company.

  (4.7)  $15,000,000 Note Purchase Agreement dated
  January 15, 1993  between Pentair, Inc. and Principal
  Mutual Life Insurance Company.

  (4.8) $70,000,000 Senior Notes Purchase Agreement dated as of April 30, 1993 between Pentair, Inc. and United of Omaha Life Insurance Company, Companion
  Life Insurance Company, Principal Mutual Life Insurance
  Company, Nippon Life Insurance Company of America,
  Lutheran Brotherhood, American United Life Insurance
  Company, Modern Woodmen of America, The Franklin
  Life Insurance Company and Ameritas Life Insurance
  Corp.

  (4.9)  Pentair, Inc. Note Purchase Agreement Dated as of
  January 24, 1997  6.99% Senior Notes, Series A, Due
  2007, 6.79% Senior Notes, Series B, Due 2004 and
  6.74% Senior Notes, Series C, Due 2004.

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

  (10.7) Company's Omnibus Stock Incentive Plan as
  Amended and Restated.

  (10.8) Company's Management Incentive Plan as amended to January 12, 1990.

  (10.9) Employee Stock Purchase and Bonus Plan as amended and restated effective January 1,1992.

  (10.10)     Company's Flexible Perquisite Program as
  amended to January 1, 1989.

  (10.11)     Form of 1986 Management Assurance
  Agreement (Revised 1990) between the Company and certain key employees.

  (10.12)     Fourth Amended and Restated Compensation
  Plan for Non-Employee Directors.

  (10.13)     Company's Outside Directors Nonqualified
  Stock Option Plan dated January 22, 1988.

  (10.14)     First Amendment to Outside Directors
  Nonqualified Stock Option Plan (Amending Exhibit
  10.13).

  (10.15)     Second Amendment to Outside Directors
  Nonqualified Stock Option Plan (Amending Exhibit 10.13).

  (10.16)     Pentair, Inc. Deferred Compensation Plan
  effective January 1, 1993.

  (10.17)     Pentair, Inc. Non-Qualified Deferred
  Compensation Plan effective January 1, 1996.

  (10.18)     Trust Agreement for Pentair, Inc. Non-Qualified
  Deferred Compensation Plan between Pentair, Inc. And
  State Street Bank and Trust Company.

  (10.19)     Cash Deficiency Agreement dated December
  31, 1987 among Pentair Duluth Corp., as Joint Venturer,
  Associated Southern Investment Company, as Owner
  Participant, The Connecticut Bank and Trust Company,
  National Association, as Indenture Trustee, and First
  National Bank of Minneapolis, as Owner Trustee.  Cash
  Deficiency Agreements also were entered into with respect to each of the other four Owner Participants:
  Dana Lease Finance Corporation, NYNEX Credit
  Company, Public Service Resources Corporation, and
  Southern Indiana Properties, Inc.

  (10.20)     Keepwell Agreement and Assignment dated
  December 31, 1987 among Pentair, Inc., as Sponsor,
  Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as Owner Trustee; although First Minneapolis executed this filed document as Owner
  Trustee for Associated Southern Investment Company, additional Keepwell Agreements and Assignments were entered into by First Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of
  Exhibit 10.19 above.

  (10.21)     Definition of Terms for Financing Agreement
  dated December 31, 1987 and the Transaction
  Documents Referred to Therein: Sale and Leaseback of Undivided Interest in Lake Superior Paper Industries' Supercalendered Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.19 and 10.20 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants.

  (10.22)     Loan and Stock Purchase Agreement dated
  March 7, 1990 between the Company and the Pentair,
  Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as
  Trustee.

  (10.23)     $56,499,982 Promissory Note dated March 7,
  1990 of the Pentair, Inc. Employee Stock Ownership Plan
  Trust, acting through State Street Bank and Trust
  Company, as Trustee, to the Company.

  (10.24)     Agreement for Sale and Purchase of Stock of
  Cross Pointe Paper Corporation between Pentair, Inc. and
  Noranda Forest, Inc. dated February 21, 1995 (including
  Exhibits and only Schedule 13).

  (11) Statement regarding computation of earnings per share.

  (13) Annual Report to Shareholders for each of the three years in the period ended December 31, 1996.

  (21)   Subsidiaries of Registrant.

  (23)   Consent of Deloitte & Touche, LLP.

  (27)   Financial Data Schedule.


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

  (3.3)  Resolution Establishing and Designating 8%
  Callable Cumulative Voting Convertible Preferred Stock,
  Series 1990, as a series of Preferred Stock of Pentair, Inc.
  (Incorporated by reference to Exhibit 4 to the Company's
  Current Report on  Form 8-K filed March 21,1990).

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

  (4.3) Multi-Facility Credit Agreement among Pentair, Inc., for itself as Borrower as agent for all Borrowers and as Guarantor, EuroPentair GmbH, Pentair Canada, Inc., Borrowers and Bank of America National Trust and
  Savings Association, for itself and as U.S. Dollar Administrative Agent, First Bank National Association for itself and as Overnight Administrative Agent, Morgan Guaranty Trust Company of New York, for itself and as G-7 Currency Administrative Agent, NBD Bank, Dresdner
  Bank AG, ABN Amro Bank N.V. and the Bank of Tokyo - Mitsubishi, Ltd., Banks and various affiliates of the Banks which are parties to the Canadian Facility, Dated as of November 15, 1996.

  (4.4)  Credit Agreement Dated as of November 15, 1996
  Between Pentair, Inc. and First Bank National Association.

  (4.5)       $25,000,000 Note Purchase Agreement dated
  December 13, 1991  between Pentair, Inc. and Principal
  Mutual Life Insurance Company. (Incorporated by reference to Exhibit 4.15 to the Company's Registration
  Statement on Form S-8 filed January 13, 1992).

  (4.6)  $15,000,000 Note Purchase Agreement dated
  November 1, 1992  between Pentair, Inc. and Nationwide
  Life Insurance Company (Incorporated by reference to
  Exhibit 4.16 to the Company's Form 10-K for the year ended December 31, 1992).

  (4.7)  $15,000,000 Note Purchase Agreement dated
  January 15, 1993  between Pentair, Inc. and Principal
  Mutual Life Insurance Company (Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the year ended December 31, 1992).

  (4.8) $70,000,000 Senior Notes Purchase Agreement dated as of April 30, 1993 between Pentair, Inc. and United of Omaha Life Insurance Company, Companion
  Life Insurance Company, Principal Mutual Life Insurance
  Company, Nippon Life Insurance Company of  America,
  Lutheran Brotherhood, American United Life Insurance
  Company, Modern Woodmen of America, The Franklin
  Life Insurance Company and Ameritas Life Insurance
  Corp (Incorporated by reference to Exhibit 4.17 to the Company's Form 10-K for the year ended December 31,
  1993).

  (4.9)  Pentair, Inc. Note Purchase Agreement Dated as of
  January 24, 1997  6.99% Senior Notes, Series A, Due
  2007, 6.79% Senior Notes, Series B, Due 2004 and
  6.74% Senior Notes, Series C, Due 2004.

  (10.1) Agreements dated February 8, 1978 and February
  9, 1982 between the Company and D.Eugene Nugent
  (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-2 filed June
  24, 1983).

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

  (10.6) Company's 1986 Nonqualified Stock Option Plan
  (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,1986).

  (10.7) Company's Omnibus Stock Incentive Plan as
  Amended and Restated. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1996).

  (10.8) Company's Management Incentive Plan as amended to January 12, 1990 (Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form
  10-K for the year ended December 31, 1989).

  (10.9) Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992
  (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form10-K for the year ended December 31, 1991).

  (10.10)     Company's Flexible Perquisite Program as
  amended to January 1, 1989 (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form
  10-K for the year ended December 31, 1989).

  (10.11)     Form of 1986 Management Assurance
  Agreement (Revised 1990) between the Company and certain executive officers (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form
  10-K for the year ended December 31, 1989).

  (10.12)     Fourth Amended and Restated Compensation
  Plan for Non-Employee Directors.

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

  (10.16)     Pentair, Inc. Deferred Compensation Plan
  effective January 1, 1993 (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-K for the year ended December 31,1992).

  (10.17)     Pentair, Inc. Non-Qualified Deferred
  Compensation Plan effective January 1, 1996
  (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31,
  1995).

  (10.18)     Trust Agreement for Pentair, Inc. Non-Qualified
  Deferred Compensation Plan between Pentair, Inc. And
  State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995).

  (10.19)     Cash Deficiency Agreement dated December
  31, 1987 among Pentair Duluth Corp., as Joint Venturer,
  Associated Southern Investment Company, as Owner
  Participant, The Connecticut Bank and Trust Company,
  National Association, as Indenture Trustee, and First
  National Bank of Minneapolis, as Owner Trustee.  Cash
  Deficiency Agreements also were entered into with respect to each of the other four Owner Participants:
  Dana Lease Finance Corporation, NYNEX Credit
  Company, Public Service Resources Corporation, and
  Southern Indiana Properties, Inc. (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Current Report on Form 8-K filed April 26,
  1988).

  (10.20)     Keepwell Agreement and Assignment dated
  December 31, 1987 among Pentair, Inc., as Sponsor,
  Pentair Duluth Corp., as Joint Venturer, and First National Bank of Minneapolis, as Owner Trustee; although First Minneapolis executed this filed document as Owner
  Trustee for Associated Southern Investment Company, additional Keepwell Agreements and Assignments were entered into by First Minneapolis as Owner Trustee for the other four Owner Participants listed in the description of
  Exhibit 10.19 above (Incorporated by reference to Exhibit
  10.2 to Amendment No. 1 to the Company's Current
  Report on Form 8-K filed April 26, 1988).

  (10.21)     Definition of Terms for Financing Agreement
  dated December 31, 1987 and theTransaction Documents
  Referred to Therein:  Sale and Leaseback of Undivided
  Interest in Lake Superior Paper Industries'
  Supercalendered Paper Mill; although this filed document supplies the definitions applicable to the agreements filed as Exhibits 10.19 and 10.20 above, there were four additional sets of definitions that supply the definitions for the other sets of agreements referred to in the descriptions of those Exhibits with respect to the various Owner Participants (Incorporated by reference to Exhibit
  10.3 to Amendment No. 1 to the Company's Current
  Report on Form 8-K filed April 26, 1988).

  (10.22)     Loan and Stock Purchase Agreement dated
  March 7, 1990 between the Company and the Pentair,
  Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as
  Trustee (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21,
  1990).

  (10.23)     $56,499,982 Promissory Note dated March 7,
  1990 of the Pentair, Inc. Employee Stock Ownership Plan
  Trust, acting through State Street Bank and Trust
  Company, as Trustee, to the Company (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 21, 1990).

  (10.24)     Agreement for Sale and Purchase of Stock of
  Cross Pointe Paper Corporation between Pentair, Inc. and
  Noranda Forest, Inc. dated February 21, 1995 (including
  Exhibits and only Schedule 13)(Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form
  8-K filed April 17, 1995).

  (11) Statement regarding computation of earnings per share.

  (13) Annual Report to Shareholders for each of the three years in the period ended December 31, 1996.

  (21)   Subsidiaries of Registrant.

  (23)   Consent of Deloitte & Touche,LLP.

  (27)   Financial Data Schedule.



  (b)  Reports on Form 8-K.

         None.



  SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  PENTAIR, INC.
  By /s/ Richard W. Ingman
  Richard W. Ingman
  Executive Vice President and
  Chief Financial Officer

  Dated:  March 27, 1997

  Pursuant to the requirements of the Securities Exchange
  Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  By /s/ Winslow H. Buxton               Dated:  March 27, 1997
     Winslow H. Buxton,
     Chairman, President and
     Chief Executive Officer, Director

  By /s/  George N. Butzow               Dated:  March 27,1997
     George N. Butzow,
     Director

  By /s/ William J. Cadogan              Dated:  March 27, 1997
     William J. Cadogan
     Director

  By /s/ Barbara B. Grogan               Dated:  March 27, 1997
     Barbara B. Grogan
     Director

  By /s/ Charles A. Haggerty             Dated:  March 27, 1997
     Charles A. Haggerty,
     Director

   By /s/  Harold V. Haverty               Dated:  March 27, 1997
     Harold V. Haverty,
     Director

  By /s/  Quentin J. Hietpas               Dated:  March 27,1997
     Quentin J. Hietpas,
     Director

  By /s/  Walter Kissling                     Dated:  March 27,1997
     Walter Kissling,
     Director

  By /s/ D.  Eugene Nugent               Dated:  March 27,1997
     D. Eugene Nugent,
     Director

  By /s/ Richard M. Schulze               Dated:  March 27,1997
     Richard M. Schulze,
     Director

  By /s/ Karen E. Welke                     Dated:  March 27,1997
     Karen E. Welke,
     Director

  INDEPENDENT AUDITORS REPORT


  Pentair, Inc.:

  We have audited the consolidated financial statements of Pentair, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 7, 1997; such financial statements and report are included in your 1996
  Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Pentair, Inc. and subsidiaries listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


  DELOITTE & TOUCHE, LLP
  Minneapolis, Minnesota
  February 7, 1997


  SCHEDULE II
  PENTAIR, INC. AND SUBSIDIARIES
  VALUATION AND QUALIFYING ACCOUNTS
  FOR THE THREE YEARS ENDED DECEMBER 31


                    COLUMN A      COLUMN B        COLUMN C           COLUMN D          COLUMN E
                                  ADDITIONS -
                    BALANCE AT    CHARGED TO                         BALANCE
                    BEGINNING     COSTS AND       DEDUCTIONS-        AT END OF
  ($ THOUSANDS)     OF PERIOD     EXPENSES        WRITE-OFFS         PERIOD

  Allowance for
    doubtful
    accounts and
    notes receivables

   1994               $5,452         2,634          (897)             $7,189
   1995                7,189           782          (131)              7,840
   1996                7,840           498          (990)              7,348