Form 10-Q
period 1997-03-31
PENTAIR INC
filed 1997-05-14
CIK 77360

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                               FORM 10-Q



    (Mark One)
        X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1997

                                OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _______


                    Commission File No. 001-11625


                           PENTAIR, INC.
        (Exact name of Registrant as specified in its charter)


              Minnesota                       41-0907434
        (State or other jurisdiction        (IRS Employer
         of incorporation or                 Identification No.)
         organization)


           1500 County B2 West, Suite 400
           St. Paul, Minnesota                   55113-3105
    (Address of principal  executive offices)   (Zip Code)

                              (612) 636-7920
                     (Registrant's telephone number,
                      including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares outstanding of Registrant's only class of common stock on March 31, 1997 was 37,910,960.

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


(Unaudited)
($ expressed in thousands except per share amounts)

                                  Three Months Ended
                                       March 31

                                 1997           1996

Net sales                        $411,139       $366,290

Operating costs
  Cost of goods sold              285,188        251,554
  Selling, general and
     administrative                88,472         82,111
    Total operating costs         373,660        333,665

Operating income                   37,479         32,625

Interest expense                    5,288          5,337
Interest income                       170            712

Income before income taxes         32,361         28,000

Provision for income taxes         12,944         11,500


Net income                         19,417         16,500
Preferred dividend requirements     1,218          1,275
Earnings applicable
   to common stock                $18,199        $15,225


Earnings per share:

Primary                             $0.48         $0.40
Diluted                             $0.45         $0.38

Weighted average common
 and common equivalent shares:

  Primary                          38,247        37,728
  Diluted                          42,940        42,652

See Notes to Consolidated Financial Statements.

                                 PENTAIR, INC.
                          CONSOLIDATED BALANCE SHEET

(Unaudited)
($ expressed in thousands)

                                 March 31,  December 31,
                                 1997       1996

ASSETS
Current assets
  Cash and cash equivalents      $17,270    $22,973
  Accounts receivable - net      332,085    299,055
  Inventories
   Finished goods                146,430    159,617
   Work in process                55,295     47,689
   Raw materials and supplies     67,153     49,409
        Total inventory          268,878    256,715
  Deferred income taxes           23,589     23,084
  Other current assets            13,905     12,428
Total current assets             655,727    614,255

Property, plant and equipment    543,914    525,918
Accumulated depreciation         238,932    227,069
        PP & E - net             304,982    298,849
Marketable securities -
     insurance subsidiary         40,745     40,764
Goodwill - net                   298,083    298,372
Deferred Income Taxes              3,106      2,381
Other assets                      37,058     34,393
TOTAL ASSETS                  $1,339,701 $1,289,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable              $102,693    $98,146
  Compensation and other
    benefits accruals             59,168     61,713
  Income taxes                    22,400     24,919
  Accrued product claims
    and warranties                25,272     25,167
  Accrued expenses and
    other liabilities             64,477     58,765
  Current maturities of
     long-term debt               44,948     32,928
Total current liabilities        318,958    301,638

Long-term debt                   301,419    279,889
Pensions and other
   retirement compensation        47,214     47,018
Postretirement medical and
   other benefits                 47,192     47,045
Reserves - insurance subsidiary   33,256     32,322
Other liabilities                 17,063     17,251

Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding: 1997 - 1,751,191    61,451     62,058
            1996 - 1,769,983
Unearned compensation
   relating to ESOP             (13,450)   (14,440)

Common stock -
par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding:
 1997 - 37,910,960                6,319      6,287
 1996 - 37,717,022
Additional paid-in capital      182,429    179,143
Currency translation,
 marketable security and
  pension adjustments             1,895      8,053
Retained earnings               335,955    322,750
 Total shareholders' equity     574,599    563,851

TOTAL LIABILITIES
 AND SHAREHOLDERS' EQUITY    $1,339,701 $1,289,014

See Notes to Consolidated Financial Statements.

                              PENTAIR, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
($ expressed in thousands)

                                        Three Months Ended
                                             March 31
                                         1997        1996

Cash provided by (used for)
Operating activities
Net income                               $19,417     $16,500
Adjustments to reconcile
    to cash flow:
 Depreciation                             14,194      11,891
 Amortization                              3,141       2,722
 Deferred income taxes                       680        (378)
 Changes in assets and liabilities,
   net of effects of acquisition
   Accounts receivable                   (25,869)    (25,600)
   Inventories                           (14,090)    (35,011)
   Accounts payable                        3,102      13,853
   Compensation and benefits              (3,674)     (2,961)
   Income taxes                           (2,088)      4,307
   Pensions and other
      retirement compensation              1,884         108
   Reserves - insurance subsidiary         1,167       1,172
   Other assets/liabilities - net         (2,538)     (2,487)
Cash used for operating activities        (4,674)    (15,884)

Investing activities
Capital expenditures                     (21,540)     (9,415)
Construction funds in escrow              (1,453)          0
Net proceeds (purchases)
 of marketable securities                     19      (1,471)
Proceeds from sale of
 discontinued Operations                       0     100,000
Acquisitions -
     net of cash acquired                (16,391)   (126,883)
Cash used for investing activities       (39,365)    (37,769)

Financing activities
Borrowings                                42,252      47,245
Debt payments                             (3,959)     (1,985)
Unearned ESOP
   compensation decrease                     990       1,035
Employee stock plans and other             2,825       3,891
Dividends paid                            (6,325)     (5,920)
Cash provided by (used for)
      financing activities                35,783      44,266

Effects of currency
 exchange rate changes                     2,553         776

Increase (decrease)
 in cash and cash equivalents             (5,703)     (8,611)

Cash and cash equivalents
  - beginning of period                   22,973      36,648
  - end of period                        $17,270     $28,037

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

           These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, previously filed with the Commission.

       2.  The results of operations for the three months ended
           March 31, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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


      5.   The long-term debt is summarized as follows ($ millions):

                                    March 31,   December 31,
                                    1997        1996

     Revolving credit facilities    $189         $168
     Private placement debt          125          115
     Other                            32           30
     TOTAL                           346          313
     Current maturities               (45)        (33)
     Total long-term debt            $301        $280

          Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $118 million of the March 31, 1997 retained earnings were unrestricted for such purposes.

      6.   Statement of Cash Flows

           The following is supplemental information relating to the Statement of Cash Flows ($000's):

                               Three Months Ended March 31
                                  1997        1996
         Interest paid
         (net of capitalized
          interest in 1997)      $2,538       $6,187
         Income tax payments     10,981        3,310

      7.   Recent Accounting Standards

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has determined that adoption of the standard will not have a material effect on the Company's financial position or results of operations.


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND  FINANCIAL CONDITION

           BUSINESS SEGMENT INFORMATION

           Selected information for business segments for the three months ended March 31, 1997 and 1996 follows ($ millions):

                                      General
                          Specialty   Industrial
                          Products    Equipment   Corporate   Total

1997
Net Sales                 $175.5      $235.7      $ 0.0       $411.1
Operating Income            20.7        22.4       (5.6)        37.5
Identifiable Assets        497.9       765.5       76.3      1,339.7
Depreciation
  and Amortization           5.6        11.7        0.0         17.3
Capital Expenditures         5.9        15.6        0.0         21.5

1996
Net Sales                 $153.4      $212.9       $0.0       $366.3
Operating Income            18.9        19.2       (5.5)        32.6
Identifiable Assets        417.5       708.6       75.3      1,201.4
Depreciation
  and Amortization           4.6        10.0        0.0         14.6
Capital Expenditures         3.6         5.8        0.0          9.4


      RESULTS OF OPERATIONS

      Consolidated Results.
      Consolidated net sales increased to $411.1 million in 1997, representing a 12.2% increase over 1996. The double digit growth rate is attributed to strength in power tools, North American enclosures and pumps, as well as acquisitions (Flex, Century, SIATA, and Transrack). These more than offset continuing economic weakness in Europe and adverse currency effects of the strong U.S. dollar.

      Operating income increased to $37.5 million in 1997, up 14.9% over 1996, and operating income as a percent of sales improved from 8.9% to 9.1%. Gross profit margins declined .7% in 1997 to 30.6% versus 31.3% in 1996. This is primarily due to product mix. Selling, general and administrative expense (SG&A) as a percent of sales was 21.5% in 1997 as compared to 22.4% in 1996, thus offsetting the change in the gross profit margin.

      Specialty Products Segment.
      Specialty Products sales increased $22.1 million or 14.4%, propelled by new product introductions, expanded distribution in home center and hardware channels, and acquisitions. The
      Tool businesses grew from acquisitions (Flex by Porter-Cable) and continued expansion new channels, including Sears, and new product introductions. In the Water products businesses, slow economic conditions in the European markets of Fleck Controls were balanced by gains at the Myers pump business. Myers' excellent operating performance was supplemented by demand for pumps resulting from flood conditions in the U.S. The SIATA acquisition (by Fleck Controls) contributed to sales and income in 1997.

      Operating income as a percent of sales decreased to 11.8% in 1997 from 12.3% in 1996 due to product mix and the continued economic softness in Europe that affected both Flex and Fleck Controls.

      General Industrial Equipment Segment.
      General Industrial Equipment sales increased $22.8 million or 10.7%. North American sales growth was strong enough to overcome weaker European sales (especially as measured in a stronger U.S. Dollar) in the enclosure and lubrication systems businesses in the first quarter of 1997. Sales at Federal increased as a result of introduction of new products and a reduction in ammunition industry discounting. The acquisition of Century Manufacturing contributed sales and income to the vehicle service equipment businesses in 1997.

      Operating income as a percent of sales increased to 9.5% in 1997 from 9.0% in 1996 primarily as a result of higher profitability at Federal.


      FINANCIAL CONDITION
      Cash flow from operating activities was negative $4.7 million in 1997 compared to negative $15.9 million in 1996. The improvement in reducing cash used by operating activities in 1997 as compared to 1996 was a result of continued focus on managing working capital, principally by controlling the increase in inventories in relation to sales growth. Accounts receivable levels increased due to dating programs and the addition of acquisition sales.

      Capital expenditures were $21.5 million in 1997 as compared to $9.4 million in 1996. The increase is primarily due to peak construction efforts at Hoffman's new Mt. Sterling facility. The Company had a negative free cash flow of $26.2 million in 1997 compared to negative $25.3 million in 1996. Free cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures.
      One of Pentair's primary financial goals is to maximize free cash flow within the framework of supporting the operations of all of its businesses.

      Borrowings in the first quarter of 1997 financed some operating needs and acquisition payments, along with capital expenditures. The percentage of long-term debt to total capital was 34% at March 31, 1997 compared to 33% at December 31, 1996.


      OUTLOOK

      In general, the Company is well-positioned to continue its aggressive growth. Recent acquisitions are expected to continue to contribute to sales and earnings growth. The strong emphasis on product development and aggressive efforts to expand distribution channels that helped during 1996 are expected to generate growth in market share, sales and profits. In all subsidiaries, sales are expected to grow as a result of new products and enhanced customer service. Pentair also continues to search for strategic or synergistic industrial acquisitions to complement its existing businesses.

      The diversification of the industrial businesses in Pentair's various markets has helped the company to maintain consistent growth over the past few years. Also diversity in geography has helped the company to weather the various economic patterns.

      Capital outlays in 1997 are expected to be in the $70 million range. Projects include completion of the manufacturing plant for Hoffman Engineering in Mount Sterling, Kentucky, reconfiguration and expansion of manufacturing facilities and new product development. The Company believes that these capital expenditures are expected to be financed out of its operating cash flows.

      Looking ahead in 1997, the Company expects that cash from operating activities should continue to provide the funds for capital investments, dividends and small acquisitions. The Company has the capacity to finance larger acquisitions while maintaining reasonable financial ratios.

      The Company's future results of operations and the other forward looking statements contained in the Outlook, in particular statements about acquisitions, capital spending and sales growth, involve a number of risks and uncertainties. In addition to the factors discussed specifically above, among the other factors that could cause actual results to differ materially include the following: business conditions and the general economy; competitive factors, such as market acceptance of new products, pricing, and the impact of competitive products; risk of nonpayment of accounts receivable; manufacturing capacity; risks associated with foreign operations; risks of inventory obsolescence due to shifts in market demand; timing of product introductions;
      and litigation regarding environmental issues. The actual results the Company achieves may differ materially from those anticipated as a result of these risks and uncertainties. Readers are encouraged to carefully review and consider disclosures made by the Company in this report and in the Company's Annual Report and other reports filed from time to time with the Securities and Exchange Commission.

      Future revenues, costs, margins, product mix and profits are all influenced by a number of factors, as discussed above, however Pentair believes that it has the products, facilities, personnel, competitive advantage, and financial resources for continued business success.


PART II - OTHER INFORMATION

ITEM 4 -Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders of Pentair, Inc. was held on
      April 23, 1997, for the purpose of electing certain members to the board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

      PROPOSAL 1
      All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                        Shares        Shares      Broker
                        Voted "For"   "Withheld"  Non-Votes

William J. Cadogan      32,361,635     366,624    0
Charles A. Haggerty     32,407,929     320,330    0
Harold V. Haverty       32,373,016     355,243    0


      PROPOSAL 2
      The appointment of Deloitte & Touche LLP as independent auditors of the Company for 1997 was ratified by the following vote:

                Shares
Shares          Voted       Shares        Broker
Voted "For"     "Against"   "Abstaining"  Non-Votes

32,598,122       52,361     77,776        0


ITEM 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number

11   Calculation of Earnings per Common and Common
     Equivalent Share

27   Financial Data Schedule

(b)  Reports on Form 8-K.
     None.

                                SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

       /s/ Richard W. Ingman
       Executive Vice President and
       Chief Financial Officer

May 13, 1997

EXHIBIT INDEX
Exhibit Number


11   Calculation of Earnings per Common and
     Common Equivalent Share

27   Financial Data Schedule