Form 10-Q
period 1997-06-30
PENTAIR INC
filed 1997-08-12
CIK 77360

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.  20549


                     FORM 10-Q



                     (Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on June 30, 1997 was 37,982,011.

           PENTAIR, INC. AND SUBSIDIARIES
                     FORM 10-Q
                 TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of
  Results of Operations and
  Financial Condition



PART II - OTHER INFORMATION
Item 2.  Acquisition or Disposition of Assets
Item 6.  Exhibits and Reports on Form 8-K

Signature Page
Exhibit Index

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


                   PENTAIR, INC.
          CONSOLIDATED STATEMENT OF INCOME


(Unaudited)
($ expressed in thousands except per share amounts)

                         Six Months Ended              Quarter Ended
                               June 30                    June 30

                         1997         1996            1997       1996

Net sales                $833,444     $729,190        $422,305   $362,900

Operating costs
  Cost of goods sold      578,542      507,968         293,354    256,414
  Selling, general and
     administrative       178,855      155,745          90,383     73,634
Total operating costs     757,397      663,713         383,737    330,048

Operating income           76,047       65,477          38,568     32,852

Interest expense           10,316       10,136           5,028      4,798
Interest income               221          862              51        149

Income before
  income taxes             65,952       56,203          33,591     28,203

Provision for
   income taxes            26,051       22,594          13,107     11,094

Net income                 39,901       33,609          20,484     17,109
Preferred dividend
  requirements              2,434        2,548           1,216      1,273
Earnings applicable
   to common stock        $37,467      $31,061         $19,268    $15,836

Earnings per share:

Primary                     $0.98        $0.82           $0.50      $0.42
Diluted                     $0.92        $0.78           $0.47      $0.40

Weighted average common
 and common equivalent shares:

  Primary                  38,309       37,855          38,371     37,981
  Diluted                  42,977       42,722          43,015     42,791

See Notes to Consolidated Financial Statements.

                   PENTAIR, INC.
             CONSOLIDATED BALANCE SHEET

(Unaudited)
($ expressed in thousands)

                                    June 30,        December 31,
                                        1997                1996

ASSETS
Current assets
  Cash and cash equivalents         $28,592              $22,973
  Accounts receivable - net         332,768              299,055
  Inventories
   Finished goods                   161,189              159,617
   Work in process                   55,472               47,689
   Raw materials and supplies        76,296               49,409
        Total inventory             292,957              256,715
  Deferred income taxes              23,494               23,084
  Other current assets               14,360               12,428
Total current assets                692,171              614,255

Property, plant and equipment       565,709              525,918
Accumulated depreciation            251,519              227,069
        PP & E - net                314,190              298,849
Marketable securities -
     insurance subsidiary            43,193               40,764
Goodwill - net                      292,166              298,372
Deferred Income Taxes                 4,373                2,381
Other assets                         43,888               34,393
TOTAL ASSETS                     $1,389,981           $1,289,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                 $103,205              $98,146
  Compensation and other
    benefits accruals                66,782               61,713
  Income taxes                        6,908               24,919
  Accrued product claims
    and warranties                   26,215               25,167
  Accrued expenses and
    other liabilities                63,894               58,765
  Current maturities of
     long-term debt                  37,946               32,928
Total current liabilities           304,950              301,638

Long-term debt                      348,506              279,889
Pensions and other
   retirement compensation           47,138               47,018
Postretirement medical and
   other benefits                    47,162               47,045
Reserves - insurance subsidiary      34,664               32,322
Other liabilities                    15,261               17,251

Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding: 1997 - 1,736,718       60,935                62,058
            1996 - 1,769,983
Unearned compensation
   relating to ESOP                (12,460)              (14,440)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding: 1997 - 37,982,011       6,332                 6,287
            1996 - 37,717,022
Additional paid-in capital         183,275               179,143
Currency translation,
 marketable security and
  pension adjustments                4,005                 8,053
Retained earnings                  350,213               322,750
    Total shareholders' equity     592,300               563,851

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $1,389,981            $1,289,014

See Notes to Consolidated Financial Statements.

                   PENTAIR, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
($ expressed in thousands)

                                          Six Months Ended
                                     June 30           June 30
                                     1997              1996
Cash provided by (used for)
Operating activities
Net income                           $39,901           $33,609
Adjustments to reconcile
    to cash flow:
 Depreciation                         28,630            23,892
 Amortization                          6,191             5,601
 Deferred income taxes                  (118)              503
 Changes in assets and liabilities,
   net of effects of acquisition
   Accounts receivable               (28,924)          (17,917)
   Inventories                       (40,662)          (53,873)
   Accounts payable                    4,384             6,401
   Compensation and benefits           4,334            (1,416)
   Income taxes                      (17,457)              539
   Pensions and other
      retirement compensation          2,735             2,821
   Reserves - insurance subsidiary     2,342             2,371
   Other assets/liabilities - net     (7,687)           (8,090)
Cash used for operating activities    (6,331)           (5,559)

Investing activities
Capital expenditures                 (46,146)          (22,483)
Construction funds in escrow          (5,225)          (10,262)
Net proceeds (purchases)
 of marketable securities             (2,429)           (3,172)
Acquisitions -
     net of cash acquired            (16,419)          (47,977)
Cash used for investing activities   (70,219)          (83,894)

Financing activities
Borrowings                            92,267            81,350
Debt payments                         (7,590)           (2,546)
Unearned ESOP
   compensation decrease               1,980             2,070
Employee stock plans and other         3,279             4,147
Dividends paid                       (12,663)          (11,877)
Cash provided by (used for)
      financing activities            77,273            73,144

Effects of currency
 exchange rate changes                 4,896             2,703

Increase (decrease)
 in cash and cash equivalents          5,619           (13,606)

Cash and cash equivalents
  - beginning of period               22,973            36,648
  - end of period                    $28,592           $23,042

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

2. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

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


5.  The long-term debt is summarized as follows ($ millions):
                             June 30,December 31,
                                 1997        1996

Revolving credit facilities     $200        $168
Private placement debt           148         115
Other                             39          30
TOTAL                            387         313
Current maturities               (38)        (33)
Total long-term debt            $349        $280

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $125 million of the June 30, 1997 retained earnings were unrestricted for such purposes.

6.Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):
                                       Six Months Ended June 30
                                           1997        1996
Interest paid
(net of capitalized interest in 1997)      $7,130     $10,469
Income tax payments                        39,773      15,630

7.  Recent Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, " Earnings Per Share," which is effective for financial statements issued for the periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has determined that adoption of the standard will not have a material effect on the Company's financial position or results of operations.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the six months ended June 30, 1997 and 1996 follows ($ millions):

                                     General
                       Specialty     Industrial
                       Products      Equipment     Corporate      Total

1997
Net Sales              $354.3        $479.1        $ 0.0          $833.4
Operating Income         40.1          48.4        (12.5)           76.0
Identifiable Assets     499.0         815.4         75.6         1,390.0
Depreciation
  and Amortization       11.1          23.6          0.1            34.8
Capital Expenditures     10.0          36.1          0.0            46.1

1996
Net Sales              $303.7        $425.5         $0.0          $729.2
Operating Income         34.9          39.2         (8.6)           65.5
Identifiable Assets     453.4         732.0         65.9         1,251.3
Depreciation
  and Amortization        9.5          20.0          0.0            29.5
Capital Expenditures      7.5          15.0          0.0            22.5


RESULTS OF OPERATIONS

Consolidated Results.
Consolidated net sales increased to $833.4 million in 1997, representing a 14.3% increase over 1996. The double digit growth rate is attributed to strength in professional power tool and North American enclosure markets as well as acquisitions (Flex, Century, SIATA, and Transrack). These factors more than offset reduced period sales in 1997 due to continuing economic weakness in Europe and adverse currency effects of the strong U.S. dollar.

Operating income increased to $76.0 million in 1997, up 16.1% over 1996, and operating income as a percent of sales improved from 9.0% to 9.1%. Gross profit margins increased .3% in 1997 to 30.6% versus 30.3% in 1996 due primarily to product mix, and also improved profitability at Federal Cartridge. Selling, general and administrative expense (SG&A) as a percent of sales was 21.5% in 1997 as compared to 21.4% in 1996.

Specialty Products Segment.
Specialty Products sales increased $50.6 million or 16.7%, propelled by new product introductions, expanded distribution in home center and hardware channels, and acquisitions. The tool businesses grew from acquisitions (Flex by Porter-Cable) and continued expansion into new distribution channels and new product introductions. Sales increased in the water products businesses: slow economic conditions in the European markets were more than offset by gains in the North American businesses. The SIATA acquisition (made in December 1996 by Fleck Controls) contributed to sales and income in 1997.

Operating income as a percent of sales decreased to 11.3% in 1997 from 11.5% in 1996 due to product mix and the continued economic softness in Europe that affected both Flex and Fleck Controls.

General Industrial Equipment Segment.
General Industrial Equipment sales increased $53.6 million or 12.6%. North American sales growth was strong enough to overcome weaker European sales (especially as measured in a stronger U.S. Dollar) in the enclosure and lubrication systems businesses in the first half of 1997. Sales at Federal increased as a result of new product introductions and increased volume in the ammunition industry. The acquisition of Century Manufacturing in November 1996, contributed sales and income to the vehicle service equipment businesses.

Operating income as a percent of sales increased to 10.1% in 1997 from 9.2% in 1996 primarily as a result of higher profitability at Federal.

FINANCIAL CONDITION
Cash flow from operating activities was negative $6.3 million in 1997 compared to negative $5.6 million in 1996. The Company had a negative free cash flow of $52.5 million in the first half of 1997 compared to negative $28.0 million in the first half of 1996. Free cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures.

Accounts receivable levels increased due to acquisitions and dating programs. Working Capital is somewhat seasonal and has increased to meet business needs. Inventory was built in anticipation of strong third and fourth quarter sales.

Capital expenditures were $46.1 million in 1997 as compared to $22.5 million in 1996. The increase is primarily due to peak construction efforts at Hoffman's new Mt. Sterling facility.

Borrowings in the first half of 1997 financed the small net operating need, acquisition payments and capital expenditures. The percentage of long-term debt to total capital was 37% at June 30, 1997 compared to 33% at December 31, 1996.


OUTLOOK

In general, the Company is well-positioned to continue its aggressive growth. Recent acquisitions are expected to contribute to sales and earnings growth. The strong emphasis on product development and aggressive efforts to expand distribution channels are expected to generate growth in market share, sales and profits. In all subsidiaries, sales are expected to grow as a result of new products and enhanced customer service. Pentair also continues to search for strategic or synergistic industrial acquisitions to complement its existing businesses (See Part II, Item 2).

Continuing diversification of the industrial businesses in Pentair's various markets has helped the company to maintain consistent growth over the past few years. Geographic diversity has also helped the company to balance the impacts of various economic patterns in the U.S. and Europe.

Capital outlays in 1997 are expected to be in the $75-80 million range. Projects include completion of the manufacturing plant for Hoffman Engineering in Mount Sterling, Kentucky, reconfiguration and expansion of other manufacturing facilities and new product development. These capital expenditures are expected to be financed out of its operating cash flows.

The Company expects that cash from operating activities should continue to provide the funds for capital investments, dividends and small acquisitions. The Company increased its revolving credit facility effective from $300 million to $390 million effective August 1, 1997. Based upon current operating expectations, credit available is expected to be adequate.

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


PART II - OTHER INFORMATION

ITEM 2 - Acquisition or Disposition of Assets

Disposition - On June 16, 1997 the Company announced that it has signed a letter of intent to sell its wholly owned subsidiary, Federal Cartridge
Co. Of Anoka, Minnesota, to Blount International, Inc. of Montgomery, Alabama, for an amount in excess of Federal's book value. The transaction, which is subject to regulatory clearance, further due diligence, and completion of a definitive agreement, is expected to close in the third quarter of 1997. Proceeds from the sale of Federal will be applied to repayment of revolving indebtedness, which would become available for future acquisitions in Pentair's three chosen markets -- enclosures; professional power tools and equipment;
and water products.

Acquisition - On July 21, 1997 the Company announced it has entered into an agreement to acquire the Pump Group of General Signal Corporation. The transaction is expected to close by the end of the third quarter 1997. The purchase price is approximately $200 million, an amount slightly less than one times the Pump Group's annual revenues. General Signal's Pump Group (GSPG) designs, manufactures, and markets pumps for residential, commercial, and municipal applications. GSPG comprises four brand-name pump businesses:
Aurora, Hydromatic, Fairbanks Morse, and Layne & Bowler. The Group employs approximately 1,000 people at three domestic manufacturing locations -- Ashland, Ohio; North Aurora, Illinois; and Kansas City, Kansas -- and at an assembly plant in Thomasville, Georgia. Pentair, which will finance the acquisition through existing lines of credit, anticipates that the acquisition will be slightly dilutive to the Company's 1997 earnings, but accretive to earnings within the first 12 months after acquisition.

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

August 12, 1997

EXHIBIT INDEX
Exhibit Number


11   Calculation of Earnings per Common and Common Equivalent Share

27   Financial Data Schedule