Form 10-Q
period 1997-09-30
PENTAIR INC
filed 1997-11-13
CIK 77360

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.  20549


                     FORM 10-Q



                     (Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on September 30, 1997 was 38,080,709.

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


(Unaudited)
($ expressed in thousands except per share amounts)

                         Nine Months Ended              Quarter Ended
                           September 30                  September 30

                         1997         1996            1997       1996

Net sales                $1,315,533   $1,140,160      $482,089   $410,970

Operating costs
  Cost of goods sold      918,341      802,950         339,799    294,982
  Selling, general and
     administrative       278,388      236,110         99,533     80,365
Total operating costs     1,196,729    1,039,060       439,332    375,347

Operating income          118,804      101,100         42,757     35,623

Interest net              16,146       13,829           6,051      4,555

Income before
  income taxes            102,658      87,271          36,706     31,068

Provision for
   income taxes           40,550       35,084          14,499     12,490

Net income                62,108       52,187          22,207     18,578
Preferred dividend
  requirements             3,646        3,816           1,212      1,268
Earnings applicable
   to common stock       $58,462      $48,371         $20,995    $17,310

Earnings per share:

Primary                     $1.52        $1.28           $0.54      $0.46
Diluted                     $1.43        $1.21           $0.51      $0.43

Weighted average common
 and common equivalent shares:

  Primary                  38,380       37,915          38,523     38,037
  Diluted                  43,027       42,745          43,126     42,793

See Notes to Consolidated Financial Statements.

                   PENTAIR, INC.
             CONSOLIDATED BALANCE SHEET

(Unaudited)
($ expressed in thousands)

                                September 30,        December 31,
                                        1997                1996

ASSETS
Current assets
  Cash and cash equivalents         $25,042              $22,973
  Accounts receivable - net         397,193              299,055
  Inventories
   Finished goods                   174,721              159,617
   Work in process                   66,429               47,689
   Raw materials and supplies        90,341               49,409
        Total inventory             331,491              256,715
  Deferred income taxes              26,786               23,084
  Other current assets               11,746               12,428
Total current assets                792,258              614,255

Property, plant and equipment       589,709              525,918
Accumulated depreciation            262,496              227,069
        PP & E - net                327,213              298,849
Marketable securities -
     insurance subsidiary                 0               40,764
Goodwill - net                      456,015              298,372
Deferred Income Taxes                 1,940                2,381
Other assets                         31,931               34,393
TOTAL ASSETS                     $1,609,357           $1,289,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                 $132,795              $98,146
  Compensation and other
    benefits accruals                75,836               61,713
  Income taxes                        6,896               24,919
  Accrued product claims
    and warranties                   31,620               25,167
  Accrued expenses and
    other liabilities                82,532               58,765
  Current maturities of
     long-term debt                  34,346               32,928
Total current liabilities           364,025              301,638

Long-term debt                      468,098              279,889
Pensions and other
   retirement compensation           48,343               47,018
Postretirement medical and
   other benefits                    50,078               47,045
Reserves - insurance subsidiary      35,710               32,322
Other liabilities                    39,972               17,251

Commitments and contingencies

Shareholders' equity
Preferred stock - at
   liquidation value
Authorized:  2,500,000 shares
Outstanding: 1997 - 1,721,506       60,323                62,058
            1996 - 1,769,983
Unearned compensation
   relating to ESOP                (11,470)              (14,440)

Common stock - par value, $.16 2/3
Authorized:  72,500,000 shares
Outstanding: 1997 - 38,080,709       6,348                 6,287
            1996 - 37,717,022
Additional paid-in capital         183,232               179,143
Currency translation,
 marketable security and
  pension adjustments               (1,482)                8,053
Retained earnings                  366,180               322,750
    Total shareholders' equity     603,131               563,851

TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $1,609,357            $1,289,014

See Notes to Consolidated Financial Statements.

                   PENTAIR, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)
($ expressed in thousands)

                                          Nine Months Ended
                                            September 30
                                     1997              1996
Cash provided by (used for)
Operating activities
Net income                           $62,108           $52,187
Adjustments to reconcile
    to cash flow:
 Depreciation                         41,769            35,802
 Amortization                          9,589             8,566
 Gain on sale of securities           (5,932)                0
 Deferred income taxes                  (854)            3,230
 Changes in assets and liabilities,
   net of effects of acquisition
   Accounts receivable               (60,754)          (39,935)
   Inventories                       (50,451)          (39,453)
   Accounts payable                   19,901             2,506
   Compensation and benefits          11,930            (5,949)
   Income taxes                      (17,434)            3,130
   Pensions and other
      retirement compensation          4,343             5,917
   Reserves - insurance subsidiary     3,388             3,745
   Other assets/liabilities - net     11,039            (2,983)
Cash used for operating activities    28,642            26,763

Investing activities
Capital expenditures                 (55,873)          (39,497)
Construction funds in escrow             886           (9,748)
Net proceeds (purchases)
 of marketable securities             46,696            (5,774)
Acquisitions -
     net of cash acquired            (210,651)         (48,151)
Cash used for investing activities   (218,942)         (103,170)

Financing activities
Borrowings                            215,626           80,350
Debt payments                         (11,398)          (1,227)
Unearned ESOP
   compensation decrease               2,970             3,105
Employee stock plans and other         2,754             4,410
Dividends paid                       (19,012)          (17,844)
Cash provided by (used for)
      financing activities            190,940           68,794

Effects of currency
 exchange rate changes                 1,429             5,594

Increase (decrease)
 in cash and cash equivalents          2,069           (2,019)

Cash and cash equivalents
  - beginning of period               22,973            36,648
  - end of period                    $25,042           $34,629

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

2. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the full year.

3. Income tax provisions for interim periods are based on the current best estimate of the annual effective federal, state and foreign income tax rates.

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


5.  The long-term debt is summarized as follows ($ millions):
                         September 30,December 31,
                                 1997        1996

Revolving credit facilities     $322        $168
Private placement debt           148         115
Other                             32          30
TOTAL                            502         313
Current maturities               (34)        (33)
Total long-term debt            $468        $280

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $125 million of the September 30, 1997 retained earnings were unrestricted for such purposes.

6.Statement of Cash Flows

The following is supplemental information relating to the Statement of Cash Flows ($000's):
                                       Nine Months Ended September 30
                                           1997        1996
Interest paid
(net of capitalized interest in 1997)     $13,348     $12,374
Income tax payments                        52,045      21,863

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

8.  Acquisition

Effective August 23, 1997 Pentair purchased the assets of the Pump Group of General Signal Corporation (GS Pump). Results of operations since that date are included in consolidated results. The purchase price was approximately $200 million.

9.  Subsequent Event

On November 4, 1997 Pentair announced that it had completed the sale of Federal Cartridge for approximately $112 million.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the nine months ended September 30, 1997 and 1996 follows ($ millions):

                                     General
                       Specialty     Industrial
                       Products      Equipment     Corporate      Total

1997
Net Sales              $569.2        $746.3        $ 0.0        $1,315.5
Operating Income         65.2          73.6        (20.0)          118.8
Identifiable Assets     758.6         810.2         40.6         1,609.4
Depreciation
  and Amortization       17.8          33.4          0.2            51.4
Capital Expenditures     13.6          42.1          0.2            55.9

1996
Net Sales              $476.4        $663.8         $0.0        $1,140.2
Operating Income         55.2          61.5        (15.6)          101.1
Identifiable Assets     468.3         734.8         77.8         1,280.9
Depreciation
  and Amortization       13.9          30.4          0.1            44.4
Capital Expenditures     12.5          26.9          0.1            39.5


RESULTS OF OPERATIONS

Consolidated Results.
Consolidated net sales increased to $1,315.5 million in 1997, representing a 15.4% increase over 1996. The double digit growth rate is attributed to strength in professional power tool and North American enclosure markets as well as acquisitions (Flex, Century, SIATA, Transrack, and GS Pump). These factors more than offset reduced period sales in 1997 due to continuing economic weakness in Europe and adverse currency effects of the strong U.S. dollar.

Operating income increased to $118.8 million in 1997, up 17.5% over 1996, and operating income as a percent of sales improved from 8.9% to 9.0%.
Gross profit margins increased .6 points in 1997 to 30.2% versus 29.6% in 1996 due to product mix and improved profitability at Federal Cartridge. Selling, general and administrative expense (SG&A) as a percent of sales was 21.2% in 1997 as compared to 20.7% in 1996, due to implementation of new systems and costs associated with introductions of new products.

Specialty Products Segment.
Specialty Products sales increased $92.8 million or 19.5%, propelled by new product introductions, acquisitions, and expanded distribution in home center and hardware channels. The tool businesses grew as a result of acquisitions (Flex by Porter-Cable), continued expansion into new distribution channels and new product introductions. Sales increased in the water products businesses: slow economic conditions in the European markets were more than offset by gains in the North American businesses. The SIATA acquisition (made in December 1996 by Fleck Controls) and the August 1997 acquisition of GS Pump contributed to sales and income in 1997.

Operating income as a percent of sales decreased to 11.5% in 1997 from 11.6% in 1996 due to product mix and the continued economic softness in Europe that affected both Flex and Fleck Controls.

General Industrial Equipment Segment.
General Industrial Equipment sales increased $82.5 million or 12.4%. The acquisitions of Century Manufacturing in November 1996 and Transrack effective January 1997 were major contributors to the increase in sales. North
American sales growth was strong enough to overcome weaker European sales (especially as measured in a stronger U.S. Dollar) in the enclosure and lubrication systems businesses in the first 9 months of 1997. Sales at Federal increased as a result of new product introductions and increased volume.

Operating income as a percent of sales increased to 9.9% in 1997 from 9.3% in 1996 primarily as a result of higher profitability at Federal.

FINANCIAL CONDITION
Cash flow from operating activities was $28.6 million in 1997 compared to $26.8 million in 1996. The Company had a negative free cash flow of $27.2 million in 1997 compared to negative $12.7 million in 1996.
Free cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures.

Gains from the sale of securities of the captive insurance company were substantially offset by increases in insurance reserves necessary to cover additional risks.

Working capital is somewhat seasonal and has increased to meet business needs. Finished goods inventory was built in anticipation of strong fourth quarter sales. Accounts receivable levels increased due to acquisitions and dating programs.

Capital expenditures were $55.9 million in 1997 as compared to $39.5 million in 1996. The increase is primarily due to completion of construction efforts at Hoffman's new Mt. Sterling facility.

Borrowings in the first 9 months of 1997 financed acquisition payments and a portion of capital expenditures, with cash from operations providing the remainder. The percentage of long-term debt to total capital was 44% at September 30, 1997 compared to 33% at December 31, 1996.

Proceeds from the sale of Federal Cartridge received in the fourth quarter are being used to pay down debt and fund future growth in Pentair's chosen markets.

OUTLOOK

In general, the Company is well-positioned to continue its recent growth with acquisitions contributing to sales and operating growth. Strong emphasis on product development and aggressive efforts to expand distribution channels in all businesses are expected to generate growth in market share, sales and profits. Pentair also continues to search for strategic or synergistic industrial acquisitions to complement its existing businesses.

Continuing diversification of the industrial businesses in Pentair's various markets has helped the company to maintain consistent growth over the past few years. Geographic diversity has also helped the company to balance the impacts of various economic patterns in the U.S. and Europe.

Capital outlays in 1997 are expected to be in the $75-85 million range. Projects include the completion of the manufacturing plant for Hoffman in Mount Sterling, Kentucky, reconfiguration and expansion of other manufacturing facilities and new product development. These capital expenditures are expected to be financed out of its operating cash flows.

The Company expects that cash from operating activities should continue to provide the funds for capital investments, dividends and small acquisitions. The Company increased its revolving credit facility effective from $300 million to $390 million effective August 1, 1997. Based upon current operating expectations, credit available is expected to be adequate.

The Company's future results of operations and the other forward looking statements contained in the Outlook, in particular statements about acquisitions, capital spending and sales growth, involve a number of risks and uncertainties. In addition to the factors discussed specifically above, among the other factors that could cause actual results to differ materially include the following: business conditions and the general economy; competitive factors, such as market acceptance of new products, pricing, and the impact of competitive products; risk of nonpayment of accounts receivable; manufacturing capacity; risks associated with foreign operations; risks of inventory obsolescence due to shifts in market demand; timing of product introductions; and litigation regarding product and environmental issues. The actual results the Company achieves may differ materially from those anticipated as a result of these risks and uncertainties. Readers are encouraged to carefully review and consider disclosures made by the Company in this report and in the Company's Annual Report and other reports filed from time to time with the Securities and Exchange Commission.


PART II - OTHER INFORMATION

ITEM 2 - Acquisition or Disposition of Assets

Disposition - On November 4, 1997 the Company announced that it had completed the sale of its wholly owned subsidiary, Federal Cartridge
Co. of Anoka, Minnesota, to Blount Inc. of Montgomery, Alabama.
The transaction, an all-cash sale for approximately $112 million, was effective as of October 31, 1997. Proceeds from the sale will be used to pay down debt and fund future growth in Pentair's three chosen markets: enclosures; professional tools and equipment; and water products.

ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number

11   Calculation of Earnings per Common and Common Equivalent Share

27   Financial Data Schedule

(b)  Reports on Form 8-K.

Form 8-K dated July 21, 1997 regarding the purchase of the General Signal Pump Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Richard W. Ingman
Executive Vice President and
Chief Financial Officer

November 13, 1997

EXHIBIT INDEX
Exhibit Number


11   Calculation of Earnings per Common and Common Equivalent Share

27   Financial Data Schedule