Form 10-K
period 1997-12-31
PENTAIR INC
filed 1998-03-27
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                               FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1997

                   Commission File No. 001-11625

                           PENTAIR, INC.
        (Exact name of Registrant as specified in its charter)

Minnesota                                    41-0907434
(State of incorporation)                     (I.R.S. Employer
Identification Number)

1500 County Road B2 West, Suite 400, Saint Paul, Minnesota       55113-3105
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code               612-636-7920

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which registered
Common Stock, Par Value $.16 2/3       New York Stock Exchange
Rights                                 New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 23, 1998 was $1.4 billion. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on February 23, 1998 was 38,319,608.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

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

Effective January 1, 1994, the Registrant acquired the net assets and the subsidiaries of Schroff GmbH (Schroff) from Fried. Krupp AG Hoesch-Krupp. Schroff manufactures and sells enclosures, cases, subracks and accessories for commercial electronic and instrumentation applications.

In September 1994, Pentair announced that it was exploring strategic alternatives for its paper businesses, including their possible sale. In the second quarter of 1995, all of the Pentair paper businesses were sold. On April 1, 1995 the Company sold its Cross Pointe Paper Corporation subsidiary to Noranda Forest, Inc. On June 30, 1995 the Company sold its Niagara of Wisconsin Paper Corporation, its 50% share of Lake Superior
Paper Industries (LSPI) joint venture and its 12% share of Superior
Recycled Fiber Industries (SRFI) to Consolidated Papers, Inc.

The sale of its paper businesses has permitted Pentair to focus its commitments and resources on its industrial products businesses, building upon the strong growth and leading market positions these businesses have achieved.

Effective November 1, 1995, the Company acquired Fleck Controls, Inc., a manufacturer of control valves which are major components in residential water softeners, and commercial and industrial water conditioning systems. Fleck Controls was Pentair's first entry into the water treatment industry.

During 1996, the Company completed four strategic acquisitions that strengthened market positions throughout the world. In January, Myers acquired Aplex to broaden its industrial pump line. In June, Porter-Cable acquired FLEX, a German power tool company. In November, the Company acquired Century Manufacturing, a manufacturer which serves service equipment markets, complementing its Lincoln Automotive subsidiary. In December, Fleck Controls purchased SIATA, an Italian manufacturer of water conditioning control equipment.

During 1997, the Company completed 3 strategic acquisitions. In January, Schroff France acquired Transrack S.A., a maker of complementary cases and enclosures. In July, Century Manufacturing acquired P & F
Technologies , a maker of refrigerant recycling equipment. In August, Pentair acquired the General Signal Pump Group in a significant acquisition designed to create a critical mass in the water and wastewater pump markets.

Also in 1997, in another strategic development, the Company divested its Federal Cartridge sporting ammunition business.

In the fourth quarter of 1997, the Company realigned its subsidiaries into 3 operating groups to reflect its growing focus in its addressed markets:
Professional Tools and Equipment, Water and Fluid Technologies and Electrical and Electronic Enclosures. Delta International, Porter-Cable, Lincoln Automotive and Century Manufacturing make up the Professional
Tools and Equipment segment, which markets its products to professional users and sophisticated individual users through similar channels. The Water and Fluid Technologies segment consists of the Pentair pump businesses, Fleck Controls, and Lincoln Industrial, all of which share aspects of manufacturing process, applied technology, and distribution channels. Pentair's Hoffman and Schroff enclosures businesses comprise the Electrical and Electronic Enclosures segment.

(b)  Financial Information about Industry Segments.

Pentair Inc. has three reportable segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE). Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge), and intercompany eliminations. Other assets include all cash and cash equivalents.

In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment's assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1 of Notes to the Consolidated Financial Statements included in Item 8). Most intersegment sales are component parts and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing.

Segment Information:
(in thousands)                     PTE       WFT       EEE       Other     Total
1997
Net sales from external customers  $737,323  $397,286  $579,209  $125,238  $1,839,056
Intersegment net sales                9,743     6,693       157   (16,593)          0
Depreciation and
  amortization expense               14,307    16,703    30,265     6,561      67,836
Segment profit (loss)
  - operating income                 84,355    45,987    53,313   (13,853)    169,802
Segment assets                      410,037   508,357   473,906    80,562   1,472,862
Capital expenditures                 22,947     8,492    43,815     2,207      77,461
1996
Net sales from external customers  $572,349  $316,167  $548,695  $129,854  $1,567,065
Intersegment net sales               10,340     6,085       103   (16,528)          0
Depreciation and
  amortization expense               11,605    12,219    28,297     7,399      59,520
Segment profit (loss)
  - operating income                 60,556    44,445    59,592   (21,674)    142,919
Segment assets                      360,766   280,819   464,475   182,954   1,289,014
Capital expenditures                 15,270    10,701    40,522     5,153      71,646
1995
Net sales from external customers  $483,565  $232,441  $542,452  $144,413  $1,402,871
Intersegment net sales                8,833     5,094         0   (13,927)          0
Depreciation and
  amortization expense                9,408     5,356    27,247     6,923      48,934
Segment profit (loss)
  - operating income                 49,239    25,111    55,951   (14,054)    116,247
Segment assets                      248,251   249,815   440,827   313,600   1,252,493
Capital expenditures                 16,592     4,561    32,713     9,972      63,838

(c) Narrative Description of Business.

Description of the Professional Tools and Equipment Segment:
  Products; markets; competition

Products include: a full line of homeshop products, contractor tools, general purpose stationary woodworking machinery, and accessories; air-powered nailing products, portable electric tools including saws, routers, sanders, grinders, drills, and cordless tools; and lubricating tools and equipment, battery charging and testing equipment, lifting equipment, portable power supplies, refrigerant and coolant recyclers, arc and MIG welders, plasma cutters, and welding accessories.

The products are sold in the United States, Canada, and overseas under the brand names Delta, Biesemeyer, Porter-Cable, FLEX, Lincoln, Blackhawk Automotive, Marquette, Porto-Power, Banner, Winner, Pro-Arc, Century, Solar, Booster Pac, Cobra, and Viper.

Products are sold through various channels, including networks of independent industrial and warehouse distributors, home centers and national retailers, hardware stores, and through mail order and catalogues. Certain service equipment is sold under private label programs. The explosive growth in the home center channel in the last few years has resulted in a significant increase in PTE tool sales through this channel.
Nationwide, home centers have become the primary channel for all sales of power and bench top tools to end users. While warehouse distributors continue to be the most significant channel for service equipment sales, product entry into retail and home center stores has continued to grow.

Tool markets include do-it-yourself(DIY)/homeshop; residential, commercial, and industrial construction; remodeling and cabinet, case good and furniture makers. Service equipment markets include industrial fabrication and maintenance, automotive repair and vehicle maintenance, farm and industrial equipment; and aftermarket and retail channels for professional and do-it-yourself automotive and body repair.

Competition in the PTE segment has been intense and growing more so for the past few years, especially as these industries consolidate. The tool markets have become extremely competitive as a few large players remain, having more complete product lines. The Company's tool businesses are no longer perceived as niche players, but have become significant general competitors, even though their addressed market of professional users and higher-end DIY customers does not extend into the larger general consumer
tool markets.   Each of the businesses in the PTE segment faces a number of competitors, many of whom are larger, have more resources and are more fully integrated. Growth in these markets should come from product development, continued penetration of expanding market channels and acquisitions.

Competition at the end-user level focuses primarily on brand names, product performance and features, quality, service and, most importantly, price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, after-sale service capability and competitive pricing. The strategy of the businesses in the PTE segment is to be the price/quality leader in its selected markets. Their success in maintaining their respective positions in the marketplace is largely due to continuing product feature innovations, new products, and outsourcing and other cost-reduction measures. As leaders in their markets, these businesses are able to command access for their products in the most important channels in the face of growing competition.

Description of the Water and Fluid Technologies Segment:
    Products; markets; competition

Products include: pumps for wells, sump pumps for residential service, submersible non-clog and grinder pumps and systems for residential, commercial, and municipal service, pumps for water treatment and wastewater solid handling, fire pumps, and reciprocating, turbine, submersible, and centrifugal pumps for commercial and industrial services;
a complete line of control valves used in the manufacture of water softeners and filtration, deionization, and desalination systems; and automated and manual lubrication systems and equipment, pumps and pumping stations for thick fluid transfer applications.

The products are sold in the United States, Canada, and overseas under the brand names Myers, Aplex, Fairbanks Morse, Aurora, Water Ace, Shur Dri, Hydromatic, Fleck, SIATA, Lincoln, Lincoln Industrial, ORSCO, Air Brake, BearingSaver, Centro-Matic, Cobra, Dispense Pak, Ecolub, Helios, Magna-Ram, Modular Lube, Multi-Luber, PowerMaster, PileDriver, PL2000,
Quicklink, Quicklub, System Sentry, and Zerk-lock.

Products are sold through various channels including the do-it-yourself market for retail sale through home centers and hardware stores, by specially qualified systems distributors with design, installation and service capability, through industrial supply and specialty distributors and stores, directly by internal sales organizations, and through national catalog distribution.

Markets include wholesale and retail distribution to residential users; commercial HVAC, plumbing, and fire pump markets; municipal waste and water treatment facilities and industrial companies; manufacturers who supply residential and commercial markets with standard and custom designed water softener products; and heavy industry (steel mills, cement plants, pulp and paper, power plants), automobile manufacturers, commercial vehicles, agriculture, construction equipment, food and beverage, mining, printing, and general lubrication markets.

The water and waste water pump industry has experienced a significant trend toward consolidation, evidenced in part by the acquisitions of Gould's by ITT and of the former General Signal Pump Group by Pentair in 1997.
This acquisition by the Company significantly expanded the number, range and targeted markets of Pentair's pump business. The Company is currently in the process of rationalizing the product lines, facilities and manufacturing operations of these businesses to cut costs and increase efficiencies. The water treatment industry is also experiencing rapid consolidation, as evidenced by U.S. Filter's acquisition of Culligan, both current customers of the Company's water conditioning valve business.
There are two major independent valve suppliers, including the Company, and a restricted number of small independent suppliers. In addition, there are a number of captive valve manufacturers whose production is used to support their own sales of water conditioning systems. Growth will come largely from niche acquisitions and product development.

Competition in the commercial and residential pump markets focuses on brand names, product performance, quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pump markets. In municipal pump markets, competition focuses on performance to required specification, service and price. Competition in the water treatment component market focuses on product performance and design, quality, delivery and price.

Description of the Electrical and Electronic Enclosures Segment:
    Products; markets; competition

Products include metallic and composite enclosures and cabinets that house electrical and electronic controls, instruments, and components, cabinets, cases, subracks, microcomputer packaging systems as well as a full line of accessories including backplanes, power supplies, and technical workstations.

The products are sold in the United States, Canada, and overseas under the brand names Hoffman, Schroff and Transrack.

Segment products are sold in three primary markets: electrical enclosures in North America, the channel which is primarily through industrial electrical distribution; electronic enclosures, sold primarily through electronic equipment distributors and to original equipment manufacturers
(OEMs); and information and communication technology (ICT) products, marketed primarily to OEMs. Currently, the greater sales for the latter two product groups is in Europe.

Industrial markets include manufacturing industries in which electrical and electronic controls require protection from harsh factory floor environments, plant maintenance and repair, commercial construction and electrical equipment manufacturers. Commercial electronic markets include computer, test and measurement, industrial control and factory automation, and medical industries. Finally, ICT products are found in the LAN, data communication and telecommunication industries.

Competition in selected product markets can be very intense, especially in European electronic and ICT markets. In addition, the enclosure industry in North America is in the middle of its own consolidation trend, although the impact of this is not foreseeable at this time. Finally, growth in the EEE segment will likely come from geographic expansion, product development and acquisitions.

Competition in each of the three product markets focuses on price, product features and innovation, service, quality and delivery.

Information Regarding All Segments:
    Status of new products.

The industries in which the segments participate are essentially mature and do not experience the introduction of new products or technologies that materially change the nature of the industry. Nonetheless, new product development or improvement becomes more important for sales growth and channel penetration. The Company emphasizes product development in all its segments, with products introduced within the last five years averaging 25-50% of annual sales, although no new product alone constitutes a material amount of sales.

    Raw materials.

The raw materials used in Pentair's manufacturing processes include steel (bar and sheet), brass, copper, aluminum and various other metals and plastics. Selected motors, castings, plastic parts and components are also purchased. The supply of all raw materials and components is currently adequate. The PTE and WFT segments import selected products and components from Taiwan and China, the supply of which is currently adequate.

    Patents, trademarks, licenses, franchises and concessions.

Pentair's businesses own a number of U.S. and foreign patents and trademarks. They have been acquired over many years and relate to many products and improvements. No single patent or trademark is of material importance to any segment, though patent protection is a significant competitive tool in each of the segments.

    Seasonal aspects and working capital items.

No material portion of Pentair's business is of a highly seasonal nature, since the disposition of Federal Cartridge. The PTE segment, however, has historically experienced strong fourth quarter sales and billings, due in part to holiday retail sales. Reflecting the somewhat seasonal impact of the PTE segment and the growing importance of home center business, there is a buildup of inventory in the third quarter in anticipation of fourth quarter shipments.

    Dependence on limited number of customers.

The Company as a whole is not dependent on a single customer or on a few customers. The loss of a limited number of customers would not have a material adverse impact on the Company's results of operations.

    Backlog.

The segments normally do not experience backlogs for substantial periods of time. The nature of the businesses emphasizes maintaining inventories sufficient to satisfy customer needs on a timely basis. Production and sourcing is geared towards providing adequate inventories in order to minimize customer back orders. Accordingly, backlogs are not material to understanding the sales trends or manufacturing fluctuations of the segments.

    Government contracts.

The Registrant has no significant portion of sales under federal government contracts that may be subject to renegotiation of profits or termination of contracts at the election of the government.

    Research and Development.

Pentair's businesses have not historically undertaken any significant basic or applied research, since the products and processes involved are more traditional and are well-known to all competitors. As discussed above, however, each of the segments, especially PTE, undertakes extensive product development work in order to continue improvements in features and costs. Overall, Pentair's businesses spent over one percent of sales on such development in 1997, up slightly over the prior year. See also Note
1 of Notes to the Consolidated Financial Statements included in Item 8.

    Environmental Matters

See Management's Discussion and Analysis and Note 9 of Notes to the Consolidated Financial Statements included in Item 8.

    Employees.

As of December 31, 1997, the Registrant and its subsidiaries employed approximately 10,433 persons, of which 2,750 were represented by unions having collective bargaining agreements.

Labor contracts negotiated in 1997: GMP Local 45 - Ashland, Ohio (extended to 1 April 2000) approximately 70 employees; UAW Local 691 - St. Louis, Missouri (extended to 2 June 2000) approximately 150 employees; GMP Local 19 - Guelph, Ontario, Canada (extended to 30 June
2001) approximately 10 employees; United Steelworkers of America - Kansas City, Kansas (extended to 30 September 2001) approximately 250 employees; IAM Local Lodge 1202 - Aurora, Illinois (extended to 25 June
2002) approximately 275 employees; and UAW Local 1932 - Ashland, Ohio (extended to 30 September 2002) approximately 250 employees.

Contracts expiring in 1998: IAM Local 59 - Ashland, Ohio (expires 6 April
1998) approximately 300 employees; IAM Local 9 - St. Louis, Missouri (expires 30 April 1998) approximately 230 employees; United Steelworkers of America Local 8630 - Tupelo, Mississippi (expires 1 May 1998) approximately 260 employees; Teamsters Local 984 - Memphis, Tennessee (expires 31 December 1998) approximately 50 employees.

The Registrant considers its employee and labor relations to be good and believes future contracts will be able to be negotiated on terms beneficial to the businesses and their employees.


(d)  Financial Information about Foreign Operations.

The Registrant operates primarily in North America,  Europe and Asia.

Geographic Information:
                       Revenues                          Assets
(In millions)  1997      1996        1995        1997         1996      1995
United States  $1,275.5  $1,047.1    $921.6      $1,031.0     $761.9    $646.0
Canada             98.3      77.7      70.3          27.9       24.6      21.8
Germany            99.4     115.7     106.4         200.6      240.0     218.7
Other Europe      164.5     136.0     107.9         116.9       65.0      39.2
Pacific Rim        49.5      38.9      36.3          15.9       14.5      13.2
Rest of World      26.6      21.8      16.0           0.0        0.0       0.0
Total          $1,713.8  $1,437.2  $1,258.5       $1,392.3  $1,106.0    $938.9

Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into U.S. dollars.

    EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant. Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 22, 1998, or until their successors are elected and have qualified.

Louis L. Ainsworth                   50
Senior Vice President and General Counsel since July, 1997;
Shareholder and Officer of Henson & Efron, P.A. November 1985 -  June
1997.

Winslow H. Buxton                    58
Chairman since January, 1993; President and Chief Executive Officer since August 1992.

Richard J. Cathcart                  53
Executive Vice President since February 1996; Executive Vice President, Corporate Development March 1995 - February 1996; Vice President,
Business Development of Honeywell, Inc. 1994 - March 1995; Vice
President and General Manager of Honeywell's Worldwide Building
Control Division 1992 - 1994.

Joseph R. Collins                    56
Executive Vice President since March 1995; Acting Chief Financial
Officer, June 1993 - March 1994; Senior Vice President - Specialty Products August 1991 - February 1995.

George M. Danko  47
Vice President, Corporate Development since October, 1997; General Manager of Sales Operations of General Electric's Electrical Distribution and Control Division September 1994 - October 1997; General Manager Tektronix Test & Measurement Division June 1992 - August 1994; Vice President General Manager Square Co. February 1990 - June 1992.

Karen A. Durant  38
Vice President, Controller since September 1997; Controller January 1996 - August, 1997; Assistant Controller September 1994 - December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant) October 1989 - August 1994.

Richard W. Ingman                    53
Executive Vice President and Chief Financial Officer since August 1996; President of Hoffman Enclosures Inc. (subsidiary of Registrant) March 1994 - July 1996; Vice President of Corporate Development August 1989
- February 1994.

Gerald C. Kitch  60
Executive Vice President, President International Business Development since February 1996; Executive Vice President March 1995 - February 1996; Senior Vice President - General Industrial Equipment March 1989 - February 1995.

Debby S. Knutson 43
Vice President, Human Resources since September 1994; Assistant Vice President, Human Resources , August 1993 - September 1994; Vice
President, Human Resources of Hoffman Enclosures Inc. (subsidiary of Registrant) July 1990 - August 1993.

Roy T. Rueb      57
Vice President, Treasurer since October 1986 and Secretary since June
1994.

James A. White   52
Senior Vice President, Professional Tools Businesses since July 1997; President of Porter-Cable Corporation (subsidiary of Registrant)
December 1991 - June 1997.

There is no family relationship between any of the executive officers or directors.

Item 2.  Properties

The Corporation and its subsidiaries operate in 50 manufacturing and distribution locations in North America, Europe and Asia. The
Corporation owns most of its facilities with the exception of the following major facilities which are leased or leased under special tax increment financing: in the United States - Mt. Sterling, KY; Jackson, TN; Kansas City, KS; Aurora, IL; Ashland, OH (Hydromatic) and in France -
Betschdorf, France.

The number, type, location and estimated size of the Company's properties are shown on the following charts, by segment. (Professional Tools and Equipment - PTE; Water and Fluid Technologies - WFT;
Electrical and Electronic Enclosures - EEE)

               Number and Nature of Facilities            Mfg. and Distribution
Segment        HQ & Mfg.  Distribution  Sales/Service     Square Footage (000's)

PTE                  9          3             29               2,094
WFT                 12          9             15               2,132
EEE                 13          4             41               2,326
Other:
Corporate Office     1                                            22

       Locations of HQ, Manufacturing and Distribution Facilities

                   North
Segment           America     Europe    Asia

PTE                   11        1        0
WFT                   16        5        0
EEE                    8        6        3
HQ Offices             1

Management believes that its owned and leased facilities are well maintained and suitable for the operations conducted.

Item 3.  Legal Proceedings.

The Registrant or its subsidiaries have been made parties to actions filed, or have been given notice of potential claims, relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health and employment matters. Major matters which may have an impact on the Registrant are discussed below. The Registrant believes that the outcome of such legal proceedings and claims will not have a material adverse effect on the Registrant's financial position, liquidity, or future results of operations, based on current circumstances known to the Registrant.

Environmental Claims.  The Registrant and its current subsidiaries have been named as defendants, targets or potentially responsible parties
(PRPs) in a small number of environmental cleanups.  None of these claims have resulted to date in cleanup costs, fines, penalties or damages in an amount material to Registrant's financial condition or results of operations.  The Registrant has disposed of a number of businesses over the past ten years; in certain cases, such as the disposition of Registrant's Cross Pointe uncoated paper business in 1995 and the disposition of its Federal Cartridge ammunition business in 1997, Registrant has retained responsibility for some or all environmental
obligations and potential liability.   The Registrant has established what it
believes to be, based on current circumstances known to it, adequate accruals for potential liabilities arising out of these retained responsibilities, based upon studies of the sites involved.

In addition to retained obligations relating to these disposed operations, there are pending environmental issues concerning two sites, in Guelph, Ontario and Jackson, Tennessee, at which Provincial or state environmental agencies have opened investigations. In each case, the Registrant acquired the sites from Rockwell International, whom the Registrant has notified of the issues and from whom it has claimed indemnification. No estimate of the projected response costs can be made based on information currently known to the Registrant. The Registrant believes, however, that these matters are unlikely to result in material liability or material changes in operations at one site still occupied by one of Registrant's subsidiaries.

Product Liability Claims.   As of March 1, 1998, the Registrant or its
subsidiaries are defendants in approximately 167 product liability lawsuits and have been notified of approximately 164 additional claims. The Registrant has had and currently has in place insurance coverage it deems adequate for its needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, a regulated insurance company wholly owned by the Registrant. See discussion in
Item 7 (MD&A - Insurance Subsidiary) and Item 8 (Note 1 of Notes to the Consolidated Financial Statements). Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Registrant has not experienced unfavorable trends in either the severity or frequency of product liability claims.


Item 4.               Submission of Matters to a Vote of Security Holders.

During the fourth quarter, no matter was submitted to a vote of security holders.


                  PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

       (a) Market Information

          Pentair Common Stock is listed on the New York Stock
          Exchange under the symbol "PNR". The price information below represents closing sale prices reported in the Dow Jones Historical Stock Quote Reporter Service for the calendar year 1997.


        1997           High      Low       Close
        First Quarter  $31 3/4   $28 7/8   $28 7/8
        Second Quarter $35       $27 1/2     $32 7/8
        Third Quarter  $37 1/2     $33 7/8   $36 7/8
        Fourth Quarter $39 5/8   $34 1/8   $35 15/16
        1996
        First Quarter  $28 3/4   $23 1/16  $25 1/4
        Second Quarter $31       $25 3/8   $30
        Third Quarter  $30       $24 3/4   $26 1/2
        Fourth Quarter $32 1/4   $24 5/8   $32 1/4

       (b)  Holders of the Corporation's Capital Stock

        As of December 31, 1997, there were 4,119 holders of record of the Corporation's Common Stock.

       (c) Dividends

        In December 1997, the board of directors increased the cash dividend to $.15 per share quarterly for an indicated annual rate of $.60 per share. Pentair has now paid 88 consecutive quarterly dividends, and each year the amount of the dividend payment has increased. See Note 6 of Notes to the Consolidated Financial Statements for certain dividend restrictions.

        Quarterly dividends per common share for the most recent two years are as follows:

                                     1997     1996
        First Quarter                $.135    $.125
        Second Quarter                .135     .125
        Third Quarter                 .135     .125
        Fourth Quarter                .135     .125

        TOTAL                        $.540    $.500

       (d) Annual Meeting of Stockholders

        The 1998 Annual Meeting of Shareholders of the Corporation is scheduled to be held on April 22, 1998 at 10:00 a.m. at the Northland Inn & Conference Center, Minneapolis, Minnesota.

Item 6.   Selected Financial Data.

SELECTED FINANCIAL DATA
Pentair, Inc. and Subsidiaries


(In millions, except per share data)

                                   1997      1996      1995     1994      1993     1992    1991    1990    1989    1988
Income Statement Data
Net Sales
    Professional Tools
       and Equipment . . . . . . .   747.1     582.7     492.4     453.5   408.1
    Water and Fluid
       Technologies. . . . . . . .   404.0     322.3     237.5     210.6   184.4
    Electrical and Electronic
        Enclosures . . . . .         579.4     548.8     542.5     460.5   236.7
    Other. . . . . . .               108.6     113.3     130.5     137.1   117.4

    Total. . . . . . .             1,839.1   1,567.1   1,402.9   1,261.7   946.6   864.0   802.9   805.2   798.4   445.0


Operating Income
    Professional Tools
       and Equipment . . . . .        84.4      60.6      49.2      44.1    37.8
    Water and Fluid
       Technologies. . . .            46.0      44.4      25.1      17.5    10.2
    Electrical and Electronic
       Enclosures. . . . .            53.3      59.6      56.0      44.2    20.7
    Other. . . . . . .               (13.9)    (21.7)    (14.1)     (0.2)   (0.6)

    Total. . . . . . .               169.8     142.9     116.2     105.6    68.1    61.9    53.1    47.9    52.1    29.1

Earnings before income taxes         158.4     124.6     101.7      83.5    55.1    47.7    38.4    31.6    35.2    21.7
Income From Continuing
    Operations . . . . . . .          91.6      74.5      60.5      50.1    32.7    27.2    18.8    16.9    19.4    10.7
Net Income (a) . . . . . . .          91.6      74.5      77.2      53.6    46.6    42.8    41.1    33.0    36.4    39.8

Common Share Data
EPS - Diluted (a) (b). . . . .        2.11      1.73      1.41      1.17     .76     .64     .47     .42     .50     .32
Cash Dividends . . . . . . . .         .54       .50       .40       .36     .34     .32     .30     .29     .26     .22
Stock Dividends. . . . . . . .          --       100        --        --      50      --      --      --      --      10
Book Value . . . . . . .             15.12     13.69     12.37     10.71    9.29    8.21    8.79    7.97    7.42    6.67
Stock Price  . . . . . .          35 15/16    32 1/4        24        21  16 1/2 13 3/16 13 7/16   8 1/4  9 3/16 10 7/16
Market Capitalization. . . . .       1,548     1,378     1,045       899     692     549     558     342     352     395

Balance Sheet Data
Preferred Equity (net) . . .          53.4      47.6      44.6      40.9    33.9    77.4    74.1    68.4    65.9    67.6
Common Equity. . . . . .             577.2     516.2     458.3     391.1   336.9   260.0   275.7   247.8   241.0   214.2
ROE %(a) . . . . .                    15.9      14.3      16.9      13.2    13.6    12.8    13.3    11.1    14.1    19.8
Capital Expenditures . . . .          77.5      71.6      63.8      57.8    28.1    28.0    26.5    28.0    28.7    20.2
Total Assets . . . . . .           1,472.9   1,289.0   1,252.5   1,161.1   863.1   769.5   698.4   696.5   708.9   675.2
Long-Term Debt . . . . . . . .       294.5     279.9     219.9     408.5   236.7   209.3   191.2   217.5   243.4   242.9
Debt to Capital %. . . . . . .          32        33        31        49      39      38      35      41      44      46

All Share and Per Share Data adjusted for stock dividends.

(a)   1992 - before the cumulative effects of accounting changes.
(b)   From continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.

Management's Discussion and Analysis

Strategic Direction

Pentair grows its businesses through innovative marketing and product design and intensive productivity improvement, coupled with capital investment, and employee training and participation. Pentair has chosen to focus these skills on its three core markets of Professional Tools and Equipment, Water and Fluid Technologies, and Electrical and Electronic Enclosures. Following the divestiture of its paper businesses in 1995, Pentair has made nine acquisitions in these chosen fields.


Results of Operations

                   Professional   Water and       Electrical and
                   Tools and      Fluid           Electronic
(In thousands)     Equipment      Technologies    Enclosures    Other*       Total
NET SALES
1997                $747,066      $403,979        $579,366       $108,645    $1,839,056
1996                 582,689       322,252         548,798        113,326     1,567,065
1995                 492,398       237,535         542,452        130,486     1,402,871

OPERATING INCOME
1997                 $84,355       $45,987         $53,313       $(13,853)     $169,802
1996                  60,556        44,445          59,592        (21,674)      142,919
1995                  49,239        25,111          55,951        (14,054)      116,247

*Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal) and intercompany eliminations.


CONSOLIDATED

1997 VERSUS 1996
Consolidated net sales increased to $1,839.1 million in 1997, representing a 17.4% increase over 1996. The double digit growth rate is attributable to additional strategic acquisitions and continued growth in North America. Outside of North America, difficult European markets and weak local currencies limited the growth of sales in dollar terms.

Operating income increased to $169.8 million in 1997, up 18.8% over 1996. Operating income as a percent of sales improved slightly from 9.1% to 9.2%. Significant margin gains in most existing businesses were nearly offset by the lower operating margins of our recent acquisitions. Strategic investments were made throughout all the operating segments to position the Company for continued productivity gains, increased capacity and improved customer service and satisfaction. Gross profit margins were maintained, remaining nearly flat at 29.8% in 1997 versus 29.9% in 1996. Research and development expenses increased to 1.2% of net sales versus
1.0% in 1996 due to the increasing stream of new products. Selling, general and administrative expense (SG&A) as a percent of sales was 19.4% in 1997 as compared to 19.8% in 1996. The Company continues to incur costs to support major information system upgrades, which are starting to be offset by the associated cost improvements.

Interest expense was higher in 1997 as compared to 1996 due to slightly higher effective interest rates and higher average outstanding debt levels in 1997, influenced by the acquisition of the pump business in August and the sale of Federal in November.

Pentair sold its Federal Cartridge Company to Blount International, Inc., in November 1997, realizing a $10.3 million pre-tax gain. This gain was reduced by $9.1 million of taxes, resulting in a net gain of $1.2 million, or
$.03 per share.   Sales and operating income for Federal through the first 10 months of 1997 improved over the levels of their very difficult 1996.

Taxes on the gain from the sale of Federal were greater than the Company's normal tax rate due to non-deductible goodwill created as part of the original structure of the 1988 Federal-Hoffman acquisition. The Company's effective income tax rate of 42.2% includes this incremental tax from the gain on sale. The tax rate excluding the gain on the sale of Federal is 39.0% as compared to 40.2% in 1996.

Net income increased 22.9% to $91.6 million versus $74.5 million in 1996. EPS of $2.11 in 1997 represented an increase of 22.0% over 1996 EPS of $1.73. EPS without the gain from the sale of Federal is $2.08, a 20 percent increase over 1996.

1996 VERSUS 1995 Consolidated net sales from continuing operations increased to $1,567.1 million in 1996, representing an 11.7% increase over 1995. The double digit growth rate is attributable to continued strength in North American markets and strategic acquisitions that strengthened our market positions throughout the world.

Operating income from continuing operations increased to $142.9 million in 1996, up 22.9% over 1995, and operating income as a percent of sales improved from 8.3% to 9.1%. Gross profit margins improved nearly 1% in 1996 to 29.9% versus 29.0% in 1995. This was primarily due to productivity gains and volume efficiencies. Selling, general and administrative expense (SG&A) as a percent of sales was 19.8% in 1996 as compared to 19.7% in 1995. Extra selling effort was expended during 1996 to support new product introductions and new market expansion activities. In addition, the Company incurred expenses to support major information system upgrades.

Interest expense was lower in 1996 as compared to 1995 due to lower interest rates and a slightly lower average debt level. Interest income was lower in 1996 as compared to the prior year. 1995 included interest income received on the note receivable held in relation to the sale of the paper businesses.

Income from continuing operations increased 23.2% to $74.5 million versus $60.5 million in 1995. EPS of $1.73 in 1996 represented an increase of 22.7% over 1995 EPS from continuing operations of $1.41.


OUTLOOK

The Company is targeting to surpass the $2 billion sales level for 1998, before the impact of 1998 acquisitions.

While the outlook for each of its segments is very encouraging in 1998, as noted below, Pentair has determined that to achieve financial results comparable to those of top-performing benchmark companies, it must improve its performance on a company-wide basis. To do so, the Company is targeting significant improvements in free cash flow and management of total capital. In addition, the Company has adopted a 2-year target to achieve a $60 million reduction from its planned cost structure. These gains are anticipated to come from improved cooperation and standardization across all operating units in such areas as: transportation, administrative services, outsourcing, and purchasing. This effort will alter historical management patterns, enabling synergies between all businesses.

The Company continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past three years. Of the past nine acquisitions, most were smaller businesses or product lines which fit with existing operations, offering new products or expanded geographic scope. Two, however, were stand-alone strategic acquisitions of large established businesses, and helped create Pentair's latest business segment, Water and Fluid Technologies. Pentair intends to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets which have the capability to significantly expand its current segments. Other acquisitions are possible, but only if they present extraordinary opportunities to Pentair.


SEGMENT DISCUSSION

Pentair has realigned its operating businesses into three segments to reflect its growing focus in its chosen markets: Professional Tools and Equipment
(PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE).


PROFESSIONAL TOOLS and EQUIPMENT

 The PTE segment includes Delta International Machinery, Porter-Cable, Lincoln Automotive and Century Manufacturing. Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, and lubricating and lifting equipment.

1997 VERSUS 1996
PTE sales increased $164.4 million or 28.2%. The full year effect of 1996 acquisitions contributed to less than half of the growth in sales. Substantial growth was achieved in the tool business due to the introduction of new products, increased brand awareness and continued expansion of the home center channel.

Operating income as a percent of sales increased to 11.3% in 1997 from 10.4% in 1996. Profitability improved across the entire segment due to volume efficiencies, cost control activities and continued productivity improvement.

1996 VERSUS 1995
PTE sales increased $90.3 million or 18.3%, propelled by new product introductions, expanded distribution in home center and hardware channels, and the partial year effect of 1996 acquisitions.

Operating income as a percent of sales increased to 10.4% in 1996 from 10.0% in 1995 due to favorable product mix, volume efficiencies, and productivity gains.

OUTLOOK
The Professional Tools and Equipment segment has tremendous momentum going into 1998 and sales growth is expected to continue to be in double digits due to product line expansions and cross marketing through multiple channels of distribution. Margins are anticipated to improve slightly, especially from the full impact of improvements currently being made in recent acquisitions.

WATER and FLUID TECHNOLOGIES

The WFT segment includes the Pentair pump business, Fleck Controls and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, valves for water softeners, and automated and manual lubrication systems and equipment.

1997 VERSUS 1996
WFT sales increased $81.7 million or 25.4%, primarily due to acquisitions. In particular, 1997 results included 4 months of operations from the pump businesses purchased from General Signal. Otherwise, this segment experienced moderate growth, dampened by the effects of a stronger U.S. dollar on the results of the European operations.

Operating income as a percent of sales decreased to 11.4% in 1997 from 13.8% in 1996. Recent acquisitions have lower margins than the overall
1996 percentage for this segment. In addition, one plant experienced temporary production difficulties in meeting customer demand. Investments were made in 1997 across the segment addressing plant and product rationalization, process redesign, and production capacity. Profitability was also impacted by the weak European economy and the effects of a stronger
U.S. dollar.

1996 VERSUS 1995
WFT sales increased $84.7 million or 35.7%, including the full year impact of 1995 acquisitions and small 1996 acquisitions. In addition to the contributions from acquisitions, North American operations growth outpaced that of the market and this was slightly offset by the weak economic conditions in Europe in 1996.

Operating income as a percent of sales increased to 13.8% in 1996 from 10.6% in 1995 due to favorable business mix, volume efficiencies, and productivity gains in all operations throughout the world.

OUTLOOK
The Water and Fluid Technologies segment will benefit from full year operations from the recently acquired pump businesses as the overall integration of the Pentair pump business continues, driving down costs and improving productivity via rationalization of products, redesign of processes, and the anticipated divestiture or closure of unprofitable product lines. The automated lubrication and material dispensing business will work to increase its presence in global markets and will expand its product offerings as a result of its January 1998 acquisition of ORSCO, Inc., a manufacturer of automated lubricating equipment. Overall profitability of this segment should improve due to the synergies within the pump business and improvements in operations.


ELECTRICAL and ELECTRONIC ENCLOSURES

The EEE segment includes Hoffman Enclosures and Schroff. Products manufactured include metallic and composite cases, subracks and cabinets that house and protect electrical and electronic controls, instruments, and components.

1997 VERSUS 1996
EEE sales increased $30.6 million or 5.6% including a 1997 acquisition. In addition, North American sales were the highest in history and outpaced the overall growth in the markets served. The European operations, as measured in local currencies, also experienced year-over-year sales growth despite a continued weak economy in Europe. However, European sales (excluding acquisitions),as measured in a stronger U.S. dollar, were less than 1996.

Operating income as a percent of sales decreased to 9.2% in 1997 from 10.9% in 1996. This was due to the impact of the weak European economy, with intense competition affecting pricing and product mix of sales. There were also strategic, one-time costs related to the following: implementation of a new world-wide business system; start-up of the new 300,000-square-foot production facility in Mt. Sterling, Kentucky; integration of the Transrack acquisition including reorganization of the French sales and marketing activities; the cost of employment reductions in Europe; introduction of outdoor enclosures for the telecommunications market; and start up of the North American manufacture of a new flagship product, the ProLine enclosure.

1996 VERSUS 1995
EEE sales increased $6.3 million or 1.2%. European sales (especially as measured in a stronger U.S. dollar) reflected weak economic conditions in Europe in 1996. North American sales growth was strong enough to result in a small total worldwide sales increase over 1995.

Operating income as a percent of sales increased to 10.9% in 1996 from 10.3% in 1995 due to cost control measures and strong productivity gains.

OUTLOOK
The Electrical and Electronic Enclosures segment has a solid leadership position in the global enclosures market. This segment is expected to benefit from the strategic investments made in 1997, economic recovery in Europe, new product introductions and cost savings.

Liquidity and Capital Resources

The Company's free cash flow (cash from operations less capital expenditures) was $40 million in 1997, up from $30 million in 1996. The Company is targeting continued growth in free cash flow as a percent of sales through improved profitability and working capital ratios. The Company believes that cash flow from operations will continue to exceed its needs for capital programs, smaller acquisitions and dividends in the next year.

The Company's financial position was strengthened in 1997, even taking into account the acquisition of the pump businesses from General Signal. As of December 31, 1997, the long-term debt to total capital ratio was 32 percent, compared to 33 percent at the end of 1996. The Company has significant financing capacity to continue its acquisition program and to support its announced stock repurchase program.

Capital spending chart here

($ millions)
93   28.1
94   57.8
95   63.8
96   71.6
97   77.5

Pentair invests capital to maintain existing businesses, implement productivity improvements, introduce new products and develop new businesses. In the last five years, approximately $300 million has been invested in Pentair's businesses (excluding acquisitions) as shown above.

The Company does not currently have any planned expansions of the magnitude of the Mt. Sterling facility, which should allow Pentair to reduce its 1998 capital expenditures to 1996 spending levels. Contemplated uses include computer systems, cost reduction projects, new product development and reconfiguration of manufacturing facilities.

Dividends since 1976 chart here
($ per share, restated for stock dividends)

76   0.03
77   0.04
78   0.06
79   0.09
80   0.11
81   0.13
82   0.14
83   0.15
84   0.16
85   0.18
86   0.20
87   0.21
88   0.22
89   0.26
90   0.29
91   0.30
92   0.32
93   0.34
94   0.36
95   0.40
96   0.50
97   0.54
98   0.60


The Company raised its anticipated 1998 quarterly dividend to 15 cents per share to an indicated annual rate of $.60 per share. This is an 11% increase over 1997.

Pentair has increased its dividend payment each year since 1976. Since the first cash dividend in 1976, dividends have increased at an average annualized growth rate of 15%.

INFLATION
The impact of inflation on the Company's results of operations is not considered material given the current inflationary outlook.

INSURANCE SUBSIDIARY
The Company's captive insurance subsidiary provides a cost effective means of obtaining insurance coverage for general and product liability, product recall, workers' compensation and auto liability. The insurance subsidiary insures directly and reinsures an admitted carrier. Loss reserves are established based on actuarial projections of ultimate loss.

ENVIRONMENTAL MATTERS
Under current laws and regulations, Pentair's obligations relating to environmental matters are not expected to have a material impact on the Company's operations, financial condition or operating results. Some subsidiaries face remediation of soil and groundwater as a result of predecessors' or their own previous disposal practices. In addition, Pentair subsidiaries have been named as potentially responsible parties at a small number of Superfund or other sites being studied or remediated. In all cases to date, the affected business has been deemed to be a de minimis defendant or its share of remediation costs has not been material to Pentair. Pentair contractually retained certain obligations pertaining to environmental issues of discontinued paper businesses and the divested sporting ammunition business. Costs and capital expenditures related to environmental obligations were not material to the Company's operations in either 1997 or 1996, and are not anticipated to be material in 1998.

Pentair engages environmental professionals to perform periodic audits of its facilities to assist Pentair in complying with the various environmental
laws and regulations faced by its businesses.   For purposes of maintaining
appropriate reserves against liabilities associated with environmental issues, whether involving on- or off-site locations, Pentair management reviews each individual site, taking into consideration the number of parties involved with the site, the joint and several liability imposed by certain environmental laws, the expected level of contributions of the other parties, the nature and quantities of wastes involved, the expected method and extent of remediation, the estimated professional expenses involved and the time period over which any costs would be incurred. Based on this evaluation, reserves are established when loss amounts are probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled.

YEAR 2000 and "Euro" CURRENCY ISSUES
The Company has been evaluating its computer, telecommunications, and embedded logic systems since 1995 for compliance with Year 2000 requirements and over the past year for the new "Euro" currency. The
Company has determined that expected costs for compliance will not be material to its results of operations, liquidity or capital expenditures. Most of the businesses have installed or are in the process of installing complete new business management systems which go beyond just Year 2000 and "Euro" compliance. Some businesses have chosen to upgrade existing systems to be compliant. Under current plans, the Company does not anticipate significant risks to its operations from internal noncompliance with these issues. In addition, the Company is proactively requiring key suppliers to certify their compliance.

NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

Except for historical information contained herein, certain statements are forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, customer mix, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts, actual purchases under agreements and the effect of the Company's accounting policies. The actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other filings with the Securities and Exchange Commission from time to time that advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statements of Income for Years Ended December 31, 1997,
 1996 and 1995
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Cash Flows for Years Ended December 31, 1997,
 1996 and 1995

Consolidated Statements of Comprehensive Income for Years Ended
 December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED STATEMENTS OF INCOME
Pentair, Inc. and Subsidiaries

                                         Years Ended December 31
(In thousands,                          1997         1996         1995
    except per share amounts)
Net sales                               $1,839,056   $1,567,065   $1,402,871

Operating costs
  Cost of goods sold                     1,290,798    1,098,064      996,576
  Selling, general and administrative      357,125      310,606      276,683
  Research and development                  21,331       15,476       13,365
  Total operating costs                  1,669,254    1,424,146    1,286,624
Operating income                           169,802      142,919      116,247

Gain on sale of business                    10,313         --           --
Interest expense                           (22,261)     (19,537)     (21,861)
Interest income                                528        1,220        7,308

Income from continuing operations
   before income taxes                     158,382      124,602      101,694

Provision for income taxes                  66,782       50,093       41,194

Income from continuing operations           91,600       74,509       60,500

Discontinued operations:
 Income from discontinued operations
 (net of applicable income taxes of $2,740)    --           --         4,566

Gain on sale of discontinued operations
(net of applicable income taxes of $7,734)     --           --        12,134

Net income                                 91,600        74,509       77,200
Preferred dividend requirements             4,867         4,928        5,203
Income available to common shareholders  $ 86,733      $ 69,581     $ 71,997

Basic Earnings per Common Share
    Continuing operations            $      2.28    $      1.86  $      1.51
    Discontinued operations                  .00            .00          .45
    Net Income                       $      2.28    $      1.86  $      1.96

Diluted Earnings per Common Share
    Continuing operations            $      2.11    $      1.73  $      1.41
    Discontinued operations                  .00            .00          .40
    Net Income                       $      2.11    $      1.73  $      1.81

Average Common Shares
 Outstanding                             37,989          37,491       36,812
 Outstanding Assuming Dilution           43,067          42,752       42,380

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pentair, Inc. and Subsidiaries

(In thousands)                                         December 31
Assets                                           1997          1996
 Current assets
  Cash and cash equivalents                      $  34,340     $  22,973
  Accounts and notes receivable                    369,220       299,055
  Inventories                                      266,409       256,715
  Deferred income taxes                             23,401        23,084
  Other current assets                              12,000        12,428
      Total current assets                         705,370       614,255
  Property, plant and equipment
  Land and land improvements                        14,278        19,314
  Buildings                                        119,996       110,983
  Machinery and equipment                          374,967       364,953
  Construction in progress                          19,113        30,668
      Property, plant and equipment - gross        528,354       525,918
  Less accumulated depreciation                    234,800       227,069
      Property, plant and equipment - net          293,554       298,849
  Marketable securities - insurance subsidiary           0        40,764
  Goodwill                                         429,279       298,372
  Deferred income taxes                             12,110         2,381
  Other assets                                      32,549        34,393
Total assets                                    $1,472,862    $1,289,014

Liabilities and Shareholders' Equity
  Current liabilities
  Accounts and notes payable                      $152,592     $  98,146
  Compensation and other benefits accruals          70,758        61,713
  Income taxes                                      15,158        24,919
  Accrued product claims and warranties             35,114        25,167
  Accrued rebates                                   21,658        15,172
  Accrued expenses and other liabilities            62,194        43,593
  Current maturities of long-term debt              34,703        32,928
      Total current liabilities                    392,177       301,638
  Long-term debt                                   294,549       279,889
  Pensions and other retirement compensation        52,470        47,018
  Postretirement medical and other benefits         45,135        47,045
  Reserves - insurance subsidiary                   32,313        32,322
  Other liabilities                                 25,656        17,251
  Commitments and Contingencies (Notes 9 and 19)
  Preferred stock - at liquidation value
    Outstanding: 1,704,578 shares in 1997 and
                       1,769,983 shares in 1996    59,696        62,058
  Unearned ESOP compensation                       (6,315)      (14,440)
  Common stock - par value, $.16
    Outstanding: 38,184,804 in 1997 and
                     37,717,022 in 1996             6,365          6,287
  Additional paid-in capital                      186,486        179,143
  Accumulated other comprehensive income           (5,085)         8,053
  Retained earnings                               389,415        322,750
    Total shareholders' equity                    630,562        563,851
Total liabilities and shareholders' equity     $1,472,862     $1,289,014

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Pentair, Inc. and Subsidiaries

                                          Years Ended December 31
(In thousands)                         1997          1996          1995

Preferred Stock
  Beginning Balance                    $ 62,058      $ 65,656      $ 68,444
  Conversions into common                (2,362)       (3,598)       (2,788)
  Ending Balance                         59,696        62,058        65,656

Unearned ESOP Compensation             $ (6,315)     $(14,440)     $(21,074)

Common Stock - Par
  Beginning Balance                    $  6,287      $  6,172      $  6,082
  Employee stock plans - net                 48            69            54
  Conversions into common                    30            46            36
  Ending Balance                          6,365         6,287         6,172

Additional Paid in Capital
  Beginning Balance                    $179,143      $169,832      $163,273
  Employee stock plans - net              5,019         5,770         3,828
  Conversions into common                 2,324         3,541         2,731
  Ending Balance                        186,486       179,143       169,832

Foreign Currency Translation Adjustment
  Beginning Balance                    $  7,892      $ 10,964      $ 11,729
  Current period change                 (10,504)       (3,072)         (765)
  Ending Balance                         (2,612)        7,892        10,964

Unrealized Gains on Securities
  Beginning Balance                    $  1,965      $  1,090      $   (602)
  Current period change                 ( 1,965)          875         1,692
  Ending Balance                              0         1,965         1,090

Minimum Liability Pension Adjustment
  Beginning Balance                    $ (1,804)     $ (1,034)     $ (3,094)
  Current period change                    (669)         (770)        2,060
  Ending Balance                         (2,473)       (1,804)       (1,034)

Retained Earnings
  Beginning Balance                    $322,750      $271,249      $213,670
  Net Income                             91,600        74,509        77,200
  Dividends
    Common                              (20,513)      (18,735)      (14,718)
    Preferred                            (4,867)       (4,928)       (5,203)
  Payment for redemption of stock rights     --            --          (558)
  Tax Benefit of preferred dividends        445           655           858
  Ending Balance                        389,415       322,750       271,249

TOTAL SHAREHOLDERS' EQUITY             $630,562      $563,851      $502,855

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pentair, Inc. and Subsidiaries

                                          Years Ended December 31
(In thousands)                                   1997       1996       1995
Operating activities
  Net income                                     $ 91,600   $ 74,509   $ 77,200
  Adjustment for Discontinued Operations               --         --   (16,700)
  Adjustments to reconcile to cash flow
    Depreciation                                   53,723     47,925    41,570
    Amortization of intangible assets              14,113     11,595     7,364
    Gain on sale of securities                     (5,932)        --        --
    Deferred income taxes                         (11,268)       484     5,725
  Changes in assets/liabilities, net of
    effects of acquisitions/dispositions
    Receivables                                   (61,647)   (16,791)  (34,103)
    Inventories                                   (22,409)   (16,345)   (9,257)
    Other assets                                   (6,946)   (13,488)  (10,060)
    Accounts payable                               46,673      2,615    10,038
    Accrued compensation and benefits              12,157     (9,277)   17,735
    Income taxes                                  (14,081)     7,025     9,692
    Accrued rebates                                 6,486      6,365     2,907
    Pensions and other retirement compensation      8,578      8,695    12,038
    Reserves - insurance subsidiary                 2,902      6,211     7,837
    Other liabilities                               3,945     (7,818)  (16,343)
Cash from operations - continuing operations      117,894    101,705   105,663
  Payments related to discontinued operations          --         --   (34,925)
Total Cash from Operating Activities              117,894    101,705    70,738

Investing activities
  Capital expenditures                            (77,461)   (71,646)  (63,838)
  Proceeds from sale of businesses                112,000    100,000   216,086
  Payments for acquisition of businesses         (210,620)  (195,917)  (16,517)
  Construction funds held in escrow                 7,055     (9,251)       --
  Purchase of marketable securities                (2,031)   (15,966)  (13,081)
  Proceeds from sale of marketable securities      48,727      6,274     6,091
Cash provided by (used for) investing activities (122,330)  (186,506)  128,741

Financing activities
  Long-Term Borrowings                            107,353     91,528    30,792
  Payments of Long-Term Debt                      (70,333)   (15,425) (210,236)
  Unearned ESOP compensation decrease               8,124      6,634     6,454
  Employee stock plans and other                    5,514      6,483     4,161
  Dividends                                       (25,380)   (23,663)  (19,921)
Cash provided by (used for) financing activities   25,278     65,557  (188,750)

Effects of currency exchange rate changes          (9,475)     5,569    (6,758)

Increase (decrease) in cash and cash equivalents   11,367    (13,675)    3,971

Cash and cash equivalents - beginning of period    22,973     36,648    32,677
Cash and cash equivalents - end of period        $ 34,340   $ 22,973  $ 36,648

Supplemental Cash Flow Information: Cash payments for interest were $18,507,000, $25,591,000, and $22,571,000 for the years ending December 31,
1997, 1996 and 1995, respectively. Cash payments for income taxes were $73,374,000, $38,127,000, and $34,754,000 for the years ending December 31,
1997, 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Pentair, Inc. and Subsidiaries

                                                  Years Ended December 31
(In thousands)                                  1997        1996       1995
Net Income                                      $91,600     $74,509    $77,200

Other comprehensive income, net of tax:
  Foreign currency translation adjustments      (10,504)     (3,072)      (765)
  Unrealized gains on securities:
  Unrealized holding gains arising during
      the period                                  1,891          906     1,581
   Less reclassification adjustment for
      (gains)/losses included in net income      (3,856)         (31)      111
  Minimum pension liability adjustment             (669)        (770)    2,060

Other comprehensive income(loss)                (13,138)      (2,967)    2,987

Comprehensive Income                            $78,462      $71,542   $80,187


Related Tax (Expense)/Benefit of
 Other Comprehensive Income:
  Foreign currency translation adjustments     $ 6,716        $2,065    $  521
  Unrealized gains on securities:
      Unrealized holding gains
       arising during the period                (1,018)         (488)     (851)
      Less reclassification adj-
       ustment for (gains)/losses
       included in net income                    2,076            17       (60)
  Minimum pension liability                        427           492    (1,317)

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries

1.  Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include Pentair, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property, Plant and Equipment
Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives are: land improvements - 5 to 20 years, buildings - 5 to 50 years, and machinery and equipment - 3 to 15 years.

Insurance Subsidiary
The Company's wholly-owned insurance subsidiary , Penwald Insurance Company, insures general and product liability, product recall, workers' compensation, and auto liability risks.

Reserves for policy claims ($43,305,000 with $32,313,000 noncurrent as of December 31, 1997 and $40,403,000 with $32,322,000 noncurrent as of December 31, 1996) are established based on actuarial projections of ultimate loss.

In order to maximize investment earnings from insurance reserves, Penwald now has a long-term receivable from Pentair (established in July, 1997) in lieu of its former marketable securities portfolio. The intercompany receivable is interest-bearing and payable on demand and eliminated in consolidation. Prior to July 1997, the insurance subsidiary invested in marketable securities including debt and equity securities classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in
Debt and Equity Securities." Debt and equity securities classified as available-for-sale were carried at fair value on the balance sheet with unrealized gains and losses reported in a component of shareholders' equity.

These investments are treated as operating assets of the insurance subsidiary and the related earnings ($2,864,000, $1,824,000, and $1,470,000 in 1997, 1996 and 1995, respectively) are recorded as a reduction of the insurance component of cost of sales. The gain on sale of securities from the liquidation of the portfolio ($5,932,000) is recorded as other income and included as a reduction of selling, general and administrative costs.

The cost and market value of debt and equity securities of the insurance subsidiary at December 31, 1996, by contractual maturity, is shown below:

In Thousands
                                              Cost           Market
Debt Securities:
  Due during the next year                    $ 2,105        $ 2,103
  Due after one year through five years        17,381         17,408
  Due after five years through ten years        8,020          8,160
                                               27,506         27,671
Equity Securities:                             10,262         13,093
   Total                                      $37,768        $40,764

Goodwill
The excess purchase price paid over the fair value of net assets of businesses acquired is amortized on a straight-line basis over periods ranging from 25 to 40 years. The amortization recorded for 1997, 1996 and 1995 was $14,113,000, $11,160,000, and $7,253,000, respectively.
Accumulated amortization was $44,658,000 and $36,685,000 at December 31, 1997 and 1996, respectively. The Company periodically reviews goodwill to assess recoverability. The Company evaluates the recoverability by measuring the unamortized balance of such goodwill against estimated future cash flows. If events or changes in circumstances indicated that the carrying amount of such asset may not be recoverable, the asset would be adjusted to the present value of the estimated future cash flows. Based on evaluations performed, there was no adjustment to the carrying value of goodwill during any of the three years ended December 31, 1997.

Long-Lived Assets
Pentair evaluates the carrying value of long-lived assets. When the carrying value exceeds the projected undiscounted cash flows from the assets, an impairment is recognized to reduce the carrying value to the fair market value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are
reduced for the cost to sell.   Based on evaluations performed, there was
no adjustment to the carrying value of such assets during any of the three years ended December 31, 1997.

Foreign Currency Translation
Translation gains or losses resulting from translating foreign currency financial statements are reported as a component of shareholders' equity. Foreign currency transaction gains and losses are included in earnings as incurred.

Revenue Recognition
Revenue from sales is generally recognized at the time the product is shipped.

Product Warranty Costs
Provision for estimated warranty costs is recorded at the time of sale and periodically adjusted to reflect actual experience.

Research and Development
Research and development expenditures are expensed as incurred.
Development activities generally relate to creating new products, improving or creating variations of existing products, or modifying existing products to meet new applications.

Earnings per Common Share
Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends, by the average common shares outstanding during the period.

Diluted earnings per common share is computed by dividing net income, after adjusting the tax benefits on deductible ESOP dividends, by the average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and upon the assumed conversion of each series preferred stock. The tax benefits applicable to preferred dividends paid to ESOPs are recorded in the following ways. For allocated shares, they are credited to income tax expense and included in the earnings per share calculation. For unallocated shares, they are credited to retained earnings and excluded from the earnings per share calculation. See also
Note 20.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.


2. Adoption of New Accounting Standards
In 1997, the Company adopted the following new accounting standards:
Statement of Financial Accounting Standard (FAS) No. 128, "Earnings per Share", Statement of Financial Accounting Standard (FAS) No. 130 "Reporting Comprehensive Income", and Statement of Financial Accounting Standard (FAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information".

FAS 128 requires the reporting of earnings per share (EPS) in two forms: basic EPS and diluted EPS. Pentair has historically reported its EPS on a fully diluted basis, which reflects the dilution resulting from employee stock options and convertible securities related to employee benefit plans, and is directly comparable to the new diluted EPS reported. See also Note 20.

FAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources.

FAS 131 requires the Company to report information about its operating segments based upon how the Company manages its operations. The
Company manages its businesses in three distinct operating groups and has realigned its external reportable segments to conform with these internal management structures. The three reportable segments -- Professional Tools and Equipment, Water and Fluid Technologies, and Electrical and Electronic Enclosures - replace the Specialty Products and General Industrial Equipment segments which had been reported since 1991. See also Note 17.

Prior year financial statements have been restated accordingly.

3. Acquisitions/Divestitures
1997
In 1997, the Company paid $210,620,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $180,348,000 of goodwill recorded during 1997 for these acquisitions. The pro forma effect of these acquisitions is not deemed material to the Company.

In 1997, the Company sold its Federal Cartridge business for $112,000,000 cash plus receivables approximating $16,000,000 for final closing adjustments. Federal's operating results are included in the Company's results through October 31, 1997.

1996
In 1996, the Company paid $75,185,000 to acquire 4 new businesses, all accounted for as purchase acquisitions with $33,176,000 of goodwill recorded during 1996 for these acquisitions. The pro forma effect of these acquisitions is not deemed material to the Company.

1995
In 1995, the Company paid $16,517,000 in cash and issued promissory notes for $120,732,000 to acquire 2 new businesses, both accounted for as purchase acquisitions with $111,682,000 of goodwill recorded during 1995 for these acquisitions.


4. Discontinued Operations - Paper Businesses
On April 1, 1995 the Company sold its Cross Pointe Paper Corporation subsidiary for $203,300,000. On June 30, 1995 the Company sold its Niagara of Wisconsin Paper Corporation, its 50% share of Lake Superior Paper Industries (LSPI) joint venture and its 12% share of Superior Recycled Fiber Industries (SRFI) joint venture for $115,600,000.

The gain on the sales was $12,134,000 after income tax expense of $7,734,000. The transaction added 28 cents to diluted earnings per share in 1995.

5.  Balance Sheet Information
Accounts receivable are stated net of allowances for doubtful accounts of $12,446,000 in 1997 and $7,348,000 in 1996.

Inventories are stated at the lower of cost or market. All non-US companies use the first-in, first-out - FIFO and moving average methods. The US companies use the last-in, first-out - LIFO method.

(In thousands)                 1997         1996
Finished goods                 $131,847     $159,617
Work in process                  58,047       47,689
Raw materials and supplies       76,515       49,409
  Total                        $266,409     $256,715

If all LIFO inventories were valued at FIFO, aggregate inventory would have been $269,653,000 and $261,664,000 at December 31, 1997 and
1996, respectively.

6.  Long-Term Debt and Credit Facilities
Revolving credit agreements with seven banks provide credit facilities of
US $390,000,000 which can be borrowed in US$ or any other G7 currency. G7 currencies include any of Deutschemarks, French Francs, British Pounds Sterling, Japanese Yen, Canadian Dollars, or Italian Lira. The Company must pay a commitment fee rate ranging from .100 to .150
of 1% per annum on the total amount of the credit facility.   The rate is
assessed pursuant to a sliding scale based on the Company's debt to total capital ratio as calculated quarterly. Borrowings under the revolving credit facility mature on June 30, 2001.

Debt is summarized as follows:

(In thousands)                           1997             1996
Revolving credit facilities, average
 interest rate of 5.02%                  $102,119         $168,413
Private placement debt, due 1998
  to 2007, average interest rate
  of 7.09%                                197,858          115,000
Other, due periodically to 2005,
  average interest rate 5.27%              29,275           29,404

  Total                                   329,252          312,817
  Current maturities                       34,703           32,928
  Total long-term debt                   $294,549         $279,889


At December 31, 1997, outstanding revolving credit facility debt included $50,000,000 in U.S. dollars with an average current interest rate of 6.085% and $52,119,000 in various foreign currencies with an average current local interest rate of 3.99%. The weighted average credit facilities borrowing rates were 4.87% in 1997 and 4.51% in 1996. See also interest rate swap agreements at Note 7.

Various debt agreements have restrictions relating to minimum net worth, certain financial ratios, and dividends and certain other restricted payments. Under the most restrictive covenants, $137,000,000 of the December 31, 1997 retained earnings were unrestricted for such purposes. The Company has remained in compliance with these covenants.

Total long-term debt maturities, excluding revolving credit facilities, are $34,703,000, $42,896,000, $23,464,000, $18,017,000, and $2,865,000
for the years 1998 to 2002, respectively.

7.  Financial Instruments
The Company utilizes various derivatives such as interest rate swap agreements, currency swap agreements, and interest rate cap agreements. The Company uses these derivatives in a strategic manner to minimize interest rate and foreign currency risk. The instruments are not purchased as speculative investments.

Interest Rate Risk Management
The Company has entered into interest rate swap agreements with major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. Net payments or receipts under the agreements are recorded as adjustments to interest expense and credit risk is considered remote.

As of December 31, 1997, the Company has swap agreements outstanding with an aggregate notional amount of $25,000,000 which expire in varying amounts through June 2005. The Company also has in place forward starting swap agreements, which activate during the period from December 1998 through June 1999, with an aggregate notional amount of $49,500,000. The swap agreements have a fixed interest rate of 6.56% and an average maturity of 6 years. Under the interest rate environment existing as of December 31, 1997, the net fair value of the Company's swap agreements was a net liability of $550,000.

As of December 31, 1997, the Company has one arrears interest rate cap agreement outstanding. It is a 35,000,000 Deutschemark cap that expires in November 2001 with a capped interest rate of 7.29% DEM-LIBOR.

Foreign Exchange Risk Management
The Company has entered into currency swap agreements with major financial institutions to hedge net assets in foreign subsidiaries, principally those denominated in Deutschemarks and Italian Lira. The notional amounts set forth in the table below serve solely as a basis for the calculation of interest payments which are exchanged over the life of the swap transaction and are equal to the amount of foreign currency or dollar principal exchanged at maturity. Gains or losses are deferred and are recognized in income as part of the related transaction. Deferred unrealized gains and losses, based on dealer-quoted prices, are presented in the following table:

(in thousands)                   1997              1996
Notional amounts             $138,431           $16,496
Gains                           3,433                 0
Losses                          3,084               146

Fair Value of Financial Instruments
The estimated fair value of long-term debt represents the present value of debt service at rates currently available to the Company for issuance of debt with similar terms. The fair value of interest rate swap agreements and currency swap agreements were estimated based on quotes obtained from dealers for those or similar instruments. Except for those listed, all other financial instruments are carried at amounts that approximate estimated fair value.

                              1997                     1996
                      Carrying   Fair        Carrying       Fair
(in thousands)         Amount    Value       Amount         Value
Long-term debt        $329,252  $339,450     $312,817       $318,610
Interest rate swaps          0      (550)           0         (1,309)
Currency swaps               0       349            0           (146)
Interest rate cap            0      (121)           0             65

8.  Lease Commitments
Rent expense related to operating leases amounted to $15,737,000, $11,400,000, and $13,117,000 in 1997, 1996 and 1995, respectively.
The majority of the lease commitments are for information systems.

Future minimum rental payments under all operating leases are $16,530,000, $12,860,000, $9,725,000, $7,756,000, and $6,233,000 for
the years 1998 to 2002, respectively.

9.  Commitments and Contingencies
Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its businesses, including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

Under a $382,000,000 leveraged-lease financing for its former joint venture, LSPI, the Company had committed to provide up to $95,000,000 additional cash to LSPI if needed to meet its lease obligations. In connection with the 1995 sale of LSPI, Consolidated Papers, Inc. (the purchaser) had agreed to indemnify the Company for any required payments. In 1997 and January 1998, the midterm purchase options under all of the leases involved were exercised by the purchaser; therefore, the Company has no significant continuing indemnity obligations in connection with this financing.

10.  Capital Stock
Preferred Stock
The two classes of preferred stock (par value - $.10) are: $7.50 Callable Cumulative Convertible Preferred Stock, Series 1988; and 8% Callable Cumulative Voting Convertible Preferred Stock, Series 1990. Both issues are held by ESOPs (see Note 12). The preferred shares are convertible into common stock and are redeemable, in whole or in part, at the option of the Company on or after the dates indicated below, and at redemption prices declining to the original price per share after ten years.
                            Series      Series
                             1988         1990
Shares
    Authorized                 300,000   2,500,000
Issued and outstanding         116,593   1,587,985
Liquidation value              $100.00      $30.25
Conversion
Price of common       $10.66 to $13.34      $13.11
Shares of common          9.375 to 7.5      2.3077
Early redemption date     January 1991  March 1994

Upon the retirement or other termination of an ESOP participant, the shares of preferred stock (Series 1988 and 1990) in which he or she is vested are automatically converted into common shares and distributed in that form, with fractional shares paid in cash.

Common Stock
The authorized stock of the Company also consists of 122,200,000 shares of Common Stock with a par value of $.16 . On January 22, 1996, the board of directors approved a two-for-one stock split in the form of a 100% stock dividend. The dividend was payable February 16, 1996 to shareholders of record at the close of business on February 2, 1996.

Changes in outstanding common shares are summarized as follows (in thousands):

                                   1997      1996      1995
Beginning Balance                  37,717    37,035    36,496
Employee stock plans - net            288       409       325
Conversion of preferred stock         180       273       214
Ending Balance                     38,185    37,717    37,035

On December 29, 1997, the Company announced that the Pentair board had authorized the repurchase within the next 12 months of up to 350,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans.

The Company repurchased 25,000 shares on December 30 and 31,
1997, which transactions settled in January 1998.

11.  Share Rights Plan
On July 21, 1995, the board declared a dividend of one common share purchase right for each outstanding share of common stock. The dividend was effective July 31, 1995 for shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one common share at a price of $80.00, subject to adjustment. Such rights only become exercisable ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15 percent or more of the Company's common stock.

The Company can redeem the rights for $.01 per right. The Rights will expire on July 31, 2005, unless the Rights are earlier redeemed or exchanged by the Company.


12.  Employee Stock Ownership Plan (ESOP)
The Company has an Employee Stock Ownership Plan (ESOP) covering non-bargaining and some bargaining U.S. employees. The employees receive Series 1990 Preferred Stock in lieu of cash 401(k) matching contributions and other cash compensation.

To finance the plan, the ESOP borrowed $56,500,000 from the Company and exchanged it for 1,867,768 shares of Callable Cumulative Voting Convertible Preferred Stock, Series 1990 at $30.25 per share. The unpaid balance of the twenty-year, 8.75% loan is included in the Company's balance sheet as unearned ESOP compensation.

Gross compensation expense (i.e. the value of shares allocated to participants' accounts) was $7,081,000, $5,561,000, and $5,391,000 in
1997, 1996 and 1995, respectively. The stock held by the ESOP is released for allocation to the participants' accounts as principal and interest is paid from dividends on unallocated shares ($1,140,000, $1,679,000, and $2,202,000 in 1997, 1996 and 1995, respectively) and
Company contributions. Through December 31, 1997, the loan has been reduced $54,468,000; of this, $50,185,000 (1,659,000 shares) has been allocated to participant accounts as compensation and dividends; and the difference is included in unearned compensation.

A separate frozen ESOP holds the Series 1988 Preferred Stock.



13.  Stock Incentive Plans
Omnibus Stock Incentive Plan
In April 1996, shareholders approved amendments to the Omnibus Stock Incentive Plan (the Plan) to authorize the issuance of additional shares of the Company's common stock. The Plan extends to February 14, 2006.
At December 31, 1997, there were 2,856,265 shares available for grant under the Plan.

The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, rights to restricted stock, incentive compensation units (ICUs), stock appreciation rights, performance shares and performance units.

Restricted Shares, Rights to Restricted Stock and ICUs
Restrictions on the restricted shares, rights to restricted stock and ICUs generally expire in the third, fourth and fifth years after issuance. Beginning with 1993 grants, ICU restrictions will expire at the end of three years. The value of each ICU is based on the increase in book value of common stock during the restriction period and is payable when the restrictions lift. Compensation expense consists of (a) amortization of the market value of the stock on the date of award over the period in which the restrictions lapse, and (b) the annual increase in ICU value. Compensation expense was $4,991,000 in 1997, $4,909,000 in 1996 and $5,040,000 in 1995. The Company records incremental tax benefits resulting from the program as additional paid-in capital.

Options
Options are granted to purchase shares at not less than fair market value of shares on date of grant. Options generally expire after five years but may expire up to ten years from date of grant.

Outside Directors Nonqualified Stock Option Plan
The Outside Directors Nonqualified Stock Option Plan (the Directors
Plan) allows for the granting of nonqualified stock options. Options are granted to purchase shares at not less than fair market value of shares on date of grant. Options generally expire after five years but may expire up to ten years from date of grant. The Directors Plan extends to January
2008.   At December 31, 1997, there were 407,448 shares available for grant under the Directors Plan.



Details of options for both plans are as follows:

                             Number        Weighted Average
                              of
                              Shares       Exercise Price

1995
   Granted                   451,718        $21.50
   Exercised                 427,192        $11.0967
   Forfeited                  40,392        $20.2416
Outstanding, end of year   1,457,058        $16.8973
Exercisable, end of year     690,738

1996
   Granted                   398,278        $25.00
   Exercised                 456,031        $14.0283
   Forfeited                  51,546        $22.2582
Outstanding, end of year   1,347,759        $19.9397
Exercisable, end of year     602,412

1997
   Granted                   372,314        $31.0791
   Exercised                 342,077        $15.7225
   Forfeited                  18,174        $29.3324
Outstanding, end of year   1,359,822        $23.9256
Exercisable, end of year     660,542


Options Outstanding and Exercisable by Price Range as of December 31, 1997:

                                   Weighted
                                   Average        Weighted                    Weighted
                                   Remaining      Average                     Average
Range of             Number        Contractual    Exercise     Number         Exercise
Exercise Prices      Outstanding   Life           Price        Exercisable    Price

$13.50 - $17.75      297,775       0.89           $17.03       297,775        $17.03
$21.375 - $21.50     348,569       2.05           $21.50       227,730        $21.50
$25.00               361,706       3.06           $25.00       125,912        $25.00
$29.125 - $33.9375   351,772       4.07           $31.375        9,125        $31.00

$13.50 - $33.9375  1,359,822       2.59           $23.93       660,542        $20.30

In accordance with generally accepted accounting principles, the Company has chosen to continue accounting for its plans using the "intrinsic method" in accordance with Accounting Principles Board
Opinion No. 25 which requires no compensation expense to be recorded for the issuance of stock options when exercise prices are equal to market value on the date of grant. Had compensation cost for the plans been determined using the "fair value" method as defined in Statement of Financial Accounting Standards (FAS) No. 123, "Accounting for Stock-Based Compensation", compensation expense would have been accrued and the effect on the Company's income from continuing operations and earnings per share would have been as follows:


(In thousands)                                     1997      1996      1995
Income from continuing operations   As reported    $91,600   $74,509   $60,500
                                    Pro forma       89,900    73,120    59,021
Basic EPS - continuing operations   As reported      $2.28     $1.86     $1.51
                                    Pro forma         2.24      1.82      1.46
Diluted EPS - continuing operations As reported      $2.11     $1.73     $1.41
                                    Pro forma         2.07      1.69      1.37

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the estimated market value on the exercise date. The model uses the following weighted-average assumptions:

                                         1997             1996         1995
Volatility                                26%              25%          25%
Risk-free interest rate                  5.5%             5.2%        7.75%
Expected life (years)
   Plan                                  2.0              2.0          2.0
   Directors Plan                        2.5              2.5          2.5
Dividend yield                           1.7%             2.0%         2.0%



14. Provision for Income Taxes
The components of earnings before income taxes were as follows:

(In thousands)      1997          1996          1995
U.S.                $139,006      $ 89,833      $ 76,294
International         19,376        34,769        25,400
                    $158,382      $124,602      $101,694


The provisions for income taxes, excluding tax benefits credited directly to shareholders' equity, were as follows:

(In thousands)                     1997        1996         1995
Current
  U.S.(less foreign tax credits)   $ 60,640    $ 33,897     $ 23,751
  State                               9,573       6,760        4,127
  International                       7,837       8,962        7,591
Current provision                    78,050      49,609       35,469
Deferred
 U.S.                               (11,592)     (4,687)       2,421
 International                          324       5,171        3,304
Deferred provision                  (11,268)        484        5,725
Total provision                    $ 66,782    $ 50,093     $ 41,194

A reconciliation of the statutory federal tax rate to the effective rate follows:

                                                1997       1996       1995
Statutory federal
income tax rate                                 35.0%      35.0%      35.0%
State and local income taxes,
    net of U.S. income tax benefit               3.6        3.3        3.1
Incremental international tax rate               0.6        1.6        2.0
Non-deductible amortization of goodwill          1.6        2.0        1.2
ESOP dividend benefit                           (0.8)      (0.9)      (1.1)
Other                                           (1.0)      (0.8)       0.3
                                                39.0       40.2       40.5
Incremental Tax - gain on sale of business       3.2        0.0        0.0
Effective Rate                                  42.2%      40.2%      40.5%


The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities at December 31 are as follows:

(In thousands)                       1997               1996

Deferred Tax Assets:
Accounts receivable allowances       $ 4,737            $ 4,026
Retiree medical liability             17,480             19,376
Warranty/product liability accruals   19,991             15,632
Employee benefit accruals             20,098             17,173
Other                                 10,829             14,232
Gross deferred tax assets             73,135             70,439

Deferred Tax Liabilities:
Inventory allowances                  (5,878)            (5,376)
Accelerated depreciation             (16,886)           (22,300)
Other                                (14,860)           (17,298)
Gross deferred tax liabilities       (37,624)           (44,974)

Net Deferred Tax Assets              $35,511            $25,465


15.  Retirement Plans
The Company has several non-contributory defined benefit employee pension plans covering substantially all employees of its U.S. and certain non-U.S. subsidiaries. Employees covered under the bargaining plans are eligible to participate at the time of employment and the benefits are based on a fixed amount for each year of service. Employees covered under the non-bargaining pension plans are eligible to participate upon the attainment of age 21 and the completion of one year of service; and benefits are based upon final average salary and years of service. All employees are fully vested in the plans after 5-7 years of service. The Company's funding policy is to make quarterly contributions as required by applicable regulations.

Assumptions used to develop pension data were:

                                           1997           1996           1995
Expense:
    Discount rate                          7.5%           7.0%           8.5%
Long-term rate of return on assets         8.5%           8.5%           8.5%
Rate of increase in compensation           5.0%           5.0%           6.0%

PBO discount rate year-end                 7.0%           7.5%           7.0%

The components of pension cost are as follows:

(In thousands)                             1997           1996          1995

Service cost                               $11,058       $11,128        $9,020
Interest cost on projected
  benefit obligation                        18,900        18,023        16,772
Actual return on assets                    (46,655)      (41,358)      (43,012)
Net amortization and deferral               23,245        22,778        28,165
Net periodic pension cost                  $ 6,548       $10,571       $10,945

The funded status and accrued pension cost at December 31 are as follows:

                                        Plans Whose            Plans Whose
                                       Assets Exceed        Accumulated Benefits
                                    Accumulated Benefits      Exceed Assets
(In thousands)                        1997      1996       1997        1996
Plan assets at fair value             $307,537  $272,135   $187        $146
Accumulated benefit obligation (ABO):
  Vested benefits                     $208,942  $177,743   $16,967     $17,523
  Nonvested benefits                     3,370     2,885    16,118      13,175
Total ABO                              212,312   180,628    33,085      30,698
Provision for salary increases          47,782    44,687     5,810       5,645
Projected benefit
  obligation (PBO)                    $260,094  $225,315   $38,895     $36,343

Plan assets (in excess of)
  less than PBO                       $(47,443) $(46,820)  $38,708     $36,197
Net transition (liability) asset           491       671      (172)       (233)
Unrecognized prior service cost         (3,057)   (2,669)     (301)       (454)
Unrecognized net gains (losses)         50,550    48,032    (7,965)     (6,890)
Minimum liability adjustment                 -         -     4,383       3,517
Accrued pension liability                $ 541    $ (786)  $34,653     $32,137


Approximately $21,000,000 of the $38,708,000 underfunding shown above (Plan assets less than PBO) relates to the German pension plans. In German practice, it is uncommon to fund pension plans.

At December 31, 1997, approximately 96% of the plan assets are invested in listed stocks and bonds or cash and short-term investments.
The rest of the plan assets are invested primarily in fixed-rate guaranteed investment type contracts purchased from insurance companies. The Company's own common stock accounted for 10% of plan assets.

16.  Postretirement Medical and Other Benefits
The Company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for retirement benefits.

The components of the net periodic cost are as follows:

(In thousands)                            1997        1996       1995
Service cost                               $567       $630       $624
Interest cost on projected
  benefit obligation                      2,794      2,921      3,870
Amortization of plan amendment           (1,076)      (948)      (913)
Net periodic postretirement cost         $2,285     $2,603     $3,581

The accrued postretirement medical and other benefits costs that are not funded were as follows at December 31:

(In thousands)                                 1997           1996
Accumulated postretirement
benefit obligation (APBO):
  Retirees                                     $20,246        $24,864
  Fully eligible active plan participants        5,615          7,768
  Other active plan participants                 9,364          8,311
Total APBO                                      35,225         40,943
Unrecognized prior service cost                  7,652          5,084
Unrecognized net gains (losses)                  5,064          2,939

Accrued postretirement medical
and other benefits liability                   $47,941        $48,966

The discount rate used in determining actuarial present value of the benefit obligations was 7.0% in 1997 and 7.5% in 1996. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.58 percent in 1997, declining to
5.25 percent by the year 2020. If the health care cost trend rate assumptions were increased by 1 percent, the accumulated postretirement benefit obligation as of December 31, 1997 would be increased by 1.5 percent. The effect of this change on the sum of the service cost and interest cost would be an increase of 2.6 percent.


17. Disclosure about Segments of an Enterprise and Related Information

Pentair Inc. has three reportable segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical
and Electronic Enclosures (EEE).    The PTE segment includes Delta
International Machinery, Porter-Cable, Lincoln Automotive and Century Manufacturing. Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, and lubricating and lifting equipment. The WFT segment includes the Pentair pump business, Fleck Controls and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, valves for water softeners, and automated and manual lubrication systems and equipment. The EEE segment includes Hoffman Enclosures and Schroff. Products manufactured include metallic and composite cases, subracks, and cabinets that house and protect electrical and electronic controls, instruments, and components. Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge), and intercompany eliminations. Other assets include all cash and cash equivalents.

In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment's assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of
significant accounting policies (Note 1).   Most intersegment sales are
component parts and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing.

Segment Information:
(in thousands)                      PTE        WFT        EEE        Other      Totals
1997
Net sales from external customers   $737,323   $397,286   $579,209   $125,238   $1,839,056
Intersegment net sales                 9,743      6,693        157    (16,593)           0
Depreciation and
  amortization expense                14,307     16,703     30,265      6,561       67,836
Segment profit (loss)
  - operating income                  84,355     45,987     53,313    (13,853)     169,802
Segment assets                       410,037    508,357    473,906     80,562    1,472,862
Capital expenditures                  22,947      8,492     43,815      2,207       77,461
1996
Net sales from external customers   $572,349   $316,167   $548,695   $129,854   $1,567,065
Intersegment net sales                10,340      6,085        103    (16,528)           0
Depreciation and
  amortization expense                11,605     12,219     28,297      7,399       59,520
Segment profit (loss)
  - operating income                  60,556     44,445     59,592    (21,674)     142,919
Segment assets                       360,766    280,819    464,475    182,954    1,289,014
Capital expenditures                  15,270     10,701     40,522      5,153       71,646
1995
Net sales from external customers   $483,565   $232,441   $542,452   $144,413   $1,402,871
Intersegment net sales                 8,833      5,094          0    (13,927)           0
Depreciation and
  amortization expense                 9,408      5,356     27,247      6,923       48,934
Segment profit (loss)
  - operating income                  49,239     25,111     55,951    (14,054)     116,247
Segment assets                       248,251    249,815    440,827    313,600    1,252,493
Capital expenditures                  16,592      4,561     32,713      9,972       63,838

Segment Geographic Information:

                             Revenues                      Assets
(In millions)     1997      1996        1995     1997       1996        1995
United States     $1,275.5  $1,047.1    $921.6   $1,031.0    $761.9     $646.0
Canada                98.3      77.7      70.3       27.9      24.6       21.8
Germany               99.4     115.7     106.4      200.6     240.0      218.7
Other Europe         164.5     136.0     107.9      116.9      65.0       39.2
Pacific Rim           49.5      38.9      36.3       15.9      14.5       13.2
Rest of World         26.6      21.8      16.0        0.0       0.0        0.0
Total             $1,713.8  $1,437.2  $1,258.5   $1,392.3  $1,106.0     $938.9


Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into $U.S. dollars.

18.  Quarterly Financial Data (unaudited)
(In thousands, except per share amounts)

1997                      1st        2nd        3rd        4th        Total
Net sales                 $411,139   $422,305   $482,089   $523,523   $1,839,056
Gross profit               125,951    128,951    142,290    151,066      548,258
Operating income            37,479     38,568     42,757     50,998      169,802
Net Income                  19,417     20,484     22,207     29,492       91,600
Earnings per common share
  Basic                      $.48       $.51       $.55       $.74        $2.28
  Diluted                     .45        .47        .51        .68         2.11
1996                      1st        2nd        3rd        4th        Total
Net sales                 $366,290   $362,900   $410,970   $426,905   $1,567,065
Gross profit               114,736    106,486    115,988    131,791      469,001
Operating income            32,625     32,852     35,623     41,819      142,919
Net Income                  16,500     17,109     18,578     22,322       74,509
Earnings per common share
  Basic                       $.41       $.42       $.46       $.57       $1.86
  Diluted                      .38        .40        .43        .52        1.73


19. Disclosure of Risks and Uncertainties
Pentair, Inc. is engaged principally in the design, engineering, and manufacturing of various industrial products. The diversified businesses manufacture woodworking equipment, power tools, service equipment, pumps, water conditioning control valves, industrial lubrication systems and material dispensing equipment, and enclosures for electrical and electronic equipment.

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain obligations of discontinued and divested businesses have been retained by the Company. Based on evaluations by management and environmental professionals, amounts for currently estimable and probable risks or obligations have been accrued.

Although the individual subsidiaries deal with major customers throughout North America and Europe, Pentair as a whole has mitigated any significant impact or potential risk of concentration of customers or products, or in certain markets or geographic areas. This is due to the diversified nature of the Company and its product lines.


20. Earnings Per Share
Effective December 15, 1997, the Company adopted Statement of
Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
No. 128). Earnings per share amounts presented for 1996 and 1995 have been restated for the adoption of SFAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.


(In thousands)                             1997        1996      1995

Earnings per share
Income from continuing operations          $91,600   $74,509   $60,500
Preferred dividend requirements              4,867     4,928     5,203
Income available to common shareholders     86,733    69,581    55,297

Weighted average shares outstanding         37,989    37,491    36,812

Basic Earnings per Common Share
   - continuing operations                   $2.28     $1.86     $1.51


Earnings per share - assuming dilution
Income available to common shareholders     86,733    69,581    55,297
Addback preferred dividend requirements
 due to conversion into common shares        4,867     4,928     5,203
Elimination of tax benefit
 on preferred ESOP dividend
 due to conversion into common shares       (1,420)   (1,333)   (1,243)
Addition of tax benefit on ESOP
 dividend assuming conversion to
 common shares - at common dividend rate       740       644       481
Income available to common shareholders
 assuming dilution                          90,920    73,820    59,738

Weighted average shares outstanding         37,989    37,491    36,812

Dilutive impact of stock options outstanding   456       458       488
Assumed conversion of preferred stock        4,622     4,803     5,080
Weighted average shares
  and potentially dilutive
  shares outstanding                        43,067    42,752    42,380

Diluted Earnings per Common Share
  - continuing operations                    $2.11     $1.73     $1.41

Management's Responsibility for Financial Reporting

The consolidated financial statements of Pentair, Inc. have been prepared by Company management who are responsible for their integrity and objectivity. These statements have been prepared in accordance with generally accepted accounting principles and, where appropriate, reflect estimates based on judgments of management.

Pentair maintains a system of internal controls. Our systems provide reasonable assurance that assets are protected, transactions are appropriately reported, and established procedures are followed.

The financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on this page.

The Audit Committee of the Board of Directors, comprised of outside directors, meets periodically with the independent auditors, the Company's internal auditors, and management to monitor activities and to ensure that each is properly discharging its responsibilities. The independent auditors have free access to the Audit Committee, without management present, to discuss the results of their audit, the adequacy of internal accounting controls, and the quality of financial reports.


Winslow H. Buxton
Chairman of the Board, President
and Chief Executive Officer


Richard W. Ingman
Executive Vice President
and Chief Financial Officer

Independent Auditors' Report

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Minneapolis, Minnesota
February 9, 1998

Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

              None.


                           PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information regarding nominees and directors appearing under "Election of Directors" in the Pentair, Inc. Notice of Annual Meeting of Shareholders and Proxy Statement for the April 1998 annual shareholders' meeting (the "1998 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Item 1 of Part I of this report.

Item 11.   Executive Compensation.

Information appearing under "Election of Directors" and "Executive Compensation" in the 1998 Proxy Statement is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Information appearing under "Security Ownership of Management and Beneficial Ownership" in the 1998 Proxy Statement is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

No relationships or transactions existed that require disclosure under Item
13.


                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements and Exhibits.

     1.          List of Financial Statements

     The following consolidated financial statements of Pentair, Inc. and subsidiaries are included in Item 8 or Part II:

     Consolidated Statements of Income for Years Ended December
             31, 1997, 1996 and 1995

     Consolidated Balance Sheets as of December 31, 1997 and 1996

     Consolidated Statements of Cash Flows for Years Ended
             December 31, 1997, 1996 and 1995

     Consolidated Statements of Comprehensive Income for Years
             Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

     Independent Auditors' Report


     2.          List of Financial Statement Schedules

     The following financial statement schedules of Pentair, Inc. and subsidiaries are included herein.

     Schedule II- Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or inapplicable and, therefore, have been omitted.


     3.          List of Exhibits

     The following exhibits are either included in this report or incorporated by reference as indicated below:

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

(3.4) Second Amended and Superseding By-Laws as amended through July 21, 1995. (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the quarter ended June 30, 1995).

(4.1)  Rights Agreement as of July 21, 1995 between Norwest
       Bank N.A. and Pentair, Inc. (Incorporated by reference to
       Exhibit 4.1 to the Company's Form 10-Q for the quarter ended June 30, 1995).

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

(10.1)    * Company's Supplemental Employee Retirement Plan
            effective June 16, 1988. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1989).

(10.2)   *  Company's Omnibus Stock Incentive Plan as Amended
            and Restated. (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended
            March 31, 1996).

(10.3)   *  Company's Management Incentive Plan as amended to
            January 12, 1990. (Incorporated by reference to Exhibit
            10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

(10.4)   *  Employee Stock Purchase and Bonus Plan as amended
            and restated effective January 1, 1992. (Incorporated by reference to Exhibit 10.16 to the Company's Annual
            Report on Form 10-K for the year ended December 31,
            1991).

(10.5)   *  Company's Flexible Perquisite Program as amended to
            January 1, 1989. (Incorporated by reference to Exhibit
            10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

(10.6)   *  Form of 1986 Management Assurance Agreement
            (Revised 1990) between the Company and certain key employees. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

(10.7)   *  Fourth Amended and Restated Compensation Plan for
            Non-Employee Directors. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1996).

(10.8)   *  Pentair, Inc. Outside Directors Nonqualified Stock Option
            Plan dated January 15, 1998.

(10.9)   *  Pentair, Inc. Deferred Compensation Plan effective
            January 1, 1993. (Incorporated by reference to Exhibit
            10.21 to the Company's Form 10-K for the year ended
            December 31, 1992).

(10.10)   * Pentair, Inc. Non-Qualified Deferred Compensation Plan
            effective January 1, 1996. (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995).

(10.11)   * Trust Agreement for Pentair, Inc. Non-Qualified Deferred
            Compensation Plan between Pentair, Inc. And State
            Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995).

(10.12) Loan and Stock Purchase Agreement dated March 7, 1990 between the Company and the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 21,
            1990).

(10.13) $56,499,982 Promissory Note dated March 7, 1990 of the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee, to the Company. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed March 21, 1990).

(10.14)   * Executive Officer Performance Plan

(21)   Subsidiaries of Registrant.

(23)   Consent of Deloitte & Touche LLP.

(27)   Financial Data Schedules.


* Management contract or compensatory plan.


EXHIBIT INDEX

Exhibit
Number Description

(10.8) Pentair, Inc. Outside Directors Nonqualified Stock Option Plan dated January 15, 1998.

(10.14)     Company's Executive Officer Performance Plan

(21)        Subsidiaries of Registrant.

(23)        Consent of Deloitte & Touche LLP.

(27.1)      Financial Data Schedule for year 1997.

(27.2)      Restated Financial Data Schedule for quarters 1997.

(27.3)      Restated Financial Data Schedule for year 1996.

(27.4)      Restated Financial Data Schedule for quarters 1996.

(27.5)      Restated Financial Data Schedule for year 1995.



(b)  Reports on Form 8-K.

A report on Form 8-K was filed on November 13, 1997 regarding the sale of Federal Cartridge to Blount International, Inc.

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



Dated:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Winslow H. Buxton                                Dated:  March 27, 1998
   Winslow H. Buxton,
   Chairman, President and
   Chief Executive Officer, Director

By /s/  George N. Butzow                                Dated:  March 27, 1998
   George N. Butzow,
   Director

By /s/ William J. Cadogan                               Dated:  March 27, 1998
   William J. Cadogan,
   Director

By /s/ Barbara B. Grogan                                Dated:  March 27, 1998
   Barbara B. Grogan,
   Director

By /s/ Charles A. Haggerty                              Dated:  March 27, 1998
   Charles A. Haggerty,
   Director

By /s/  Harold V. Haverty                               Dated:  March 27, 1998
   Harold V. Haverty,
   Director

By /s/  Quentin J. Hietpas                              Dated:  March 27, 1998
   Quentin J. Hietpas,
   Director

By /s/  Walter Kissling                                 Dated:  March 27, 1998
   Walter Kissling,
   Director

By /s/ Richard M. Schulze                               Dated:  March 27, 1998
   Richard M. Schulze,
   Director

By /s/ Karen E. Welke                                   Dated:  March 27, 1998
   Karen E. Welke,
   Director

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        PENTAIR, INC. AND SUBSIDIARIES
                            (Thousands of Dollars)

                         Balance                           (A)
                              At   Charged                 Changes   Balance
                       Beginning  to Costs                 Add       At End
Description            of Period  and Expenses Deductions  (Deduct)  of Period

Allowance for doubtful accounts
Year Ended December 31

1997                   $7,348     $2,406        $1,687      $4,379   $12,446
1996                    7,840        498         1,546         556     7,348
1995                    7,189        782           303         172     7,840

(A) Primarily assumed or established in connection with acquisitions.