Form 10-Q
period 1998-03-31
PENTAIR INC
filed 1998-05-15
CIK 77360

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                           FORM 10-Q
                       QUARTERLY REPORT
                   PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 1998


                    Commission File No. 001-11625


                           PENTAIR, INC.
       (Exact name of Registrant as specified in its charter)


Minnesota                               41-907434
(State of incorporation)                (IRS Employer Identification No.)

1500 County B2 West, Suite 400
St. Paul, Minnesota                             55113-3105
(Address of principal  executive offices) 		    (Zip Code)

(612) 636-7920
(Registrant's telephone number,
including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on March 31, 1998 was 38,370,265.

PENTAIR, INC. AND SUBSIDIARIES
FORM 10-Q
TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Consolidated Statement of Income
Consolidated Balance Sheet
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition and
   Results of Operations



PART II - OTHER INFORMATION

Item 4.  Results of Votes of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signature Page

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS


PENTAIR, INC.
CONSOLIDATED STATEMENT OF INCOME


(Unaudited)
($ expressed in thousands except per share amounts)

                                                    	Quarter Ended March 31
                                                    	  1998	         1997

Net sales	                                             $	464,965	    $	411,139
Operating costs:
  Cost of goods sold		                                   320,155     		285,188
  Selling, general and administrative		                  100,921		      88,472
    Total operating costs		                              421,076		     373,660

Operating Income		                                        43,889		      37,479
Interest expense - net		                                   5,353         5,118
Income before income taxes		                              38,536      		32,361
Provision for income taxes	                              	14,827		      12,944
Net income		                                              23,709		      19,417

Preferred dividend requirements                          		1,184       		1,218

Income available to common shareholders	                $	22,525     	$	18,199

Basic Earnings per Common Share		                          $0.59       		$0.48
Diluted Earnings per Common Share		                        $0.54       		$0.45

Weighted Average Common Shares
  Outstanding		                                           38,291      		37,843
  Outstanding Assuming Dilution		                         43,291		      42,940

PENTAIR, INC.
CONSOLIDATED BALANCE SHEET
(Unaudited) (in thousands)

                                                       	March 31,	December 31,
                                                       	1998	     1997
ASSETS
Current assets
  Cash and cash equivalents	                         $   25,554 	   $   34,340
  Accounts and notes receivable	                        395,305 	      369,220
  Inventories	                                          271,750 	      266,409
 Other current assets	                                   36,316 	       35,401
Total current assets	                                   728,925 	      705,370

Property, Plant & Equipment - net	                      283,332 	      293,554
Goodwill	                                               423,248 	      429,279
Other assets	                                            48,837 	       44,659
TOTAL ASSETS	                                        $1,484,342    	$1,472,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable	                        $  119,905 	   $  152,592
  Compensation and other benefits accruals	              60,945 	       70,758
  Income taxes                                          	10,326 	       15,158
  Accrued product claims and warranties	                 34,455 	       35,114
  Accrued rebates	                                       10,704	        21,658
  Accrued expenses and other liabilities	                66,950 	       62,194
  Current maturities of long-term debt	                  29,108 	       34,703
Total current liabilities	                              332,393       	392,177

Long-term debt	                                         348,320 	      294,549
Pensions and other retirement compensation	              53,316 	       52,470
Postretirement medical and other benefits               	44,600 	       45,135
Reserves - insurance subsidiary	                         30,478 	       32,313
Other liabilities	                                       25,826 	       25,656

Commitments and contingencies

Preferred stock - at liquidation value	                  58,765 	       59,696
Unearned compensation relating to ESOP	                  (5,340)	       (6,315)
Common stock - par value, $.16 2/3	                       6,396 	        6,365
Additional paid-in capital	                             188,456 	      186,486
Accumulated other comprehensive income	                  (5,177) 	      (5,085)
Retained earnings	                                      406,309 	      389,415
    Total shareholders' equity	                         649,409       	630,562
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY	                              $1,484,342    	$1,472,862


See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (in thousands)

                                                        		Three Months Ended
                                                              	March 31
                                                     	1998            1997
Cash provided by (used for)
Operating activities
Net income	                                          $ 23,709 	       $ 19,417
Adjustments to reconcile to cash flow:
 Depreciation	                                         13,922 	         14,194
 Amortization	                                          4,620 	          3,141
 Deferred income taxes	                                   187 	            680
 Changes in assets and liabilities,
   net of effects of acquisitions/dispositions
   Accounts receivable                                (26,660)	        (25,869)
   Inventories	                                        (6,034)	        (14,090)
   Accounts payable                                  	(33,158)	          3,102
   Compensation and benefits                          	(9,765)	         (3,674)
   Income taxes                                       	(4,967)	         (2,088)
   Pensions and other
      retirement compensation	                          1,449           	1,884
   Reserves - insurance subsidiary	                    (1,835) 	         1,167
   Other assets/liabilities - net	                    (10,876)	         (2,538)
Cash used for operating activities	                   (49,408)	         (4,674)

Investing activities
Capital expenditures	                                  (4,570)	        (21,540)
Payments for acquisition of businesses 	                  (12)        	(16,391)
Other	                                                      0	          (1,434)
Cash used for investing activities	                    (4,582)	        (39,365)

Financing activities
Borrowings	                                            69,058         	 42,252
Debt payments                                        	(21,438)	         (3,959)
Unearned ESOP compensation decrease	                      975 	            990
Employee stock plans and other	                         1,175 	          2,825
Dividends paid                                        	(6,920)	         (6,325)
Cash provided by financing activities	                 42,850 	         35,783

Effects of currency exchange rate changes	              2,354 	          2,553

(Decrease) in cash and cash equivalents	               (8,786)	         (5,703)

Cash and cash equivalents
  - beginning of period	                               34,340          	22,973
  - end of period	                                    $25,554         	$17,270

See Notes to Consolidated Financial Statements.
<PAGE



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

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, previously filed with the Commission.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

FAS 128 requires the reporting of earnings per share (EPS) in two forms: basic EPS and diluted EPS. Pentair has historically reported its EPS on a fully diluted basis, which reflects the dilution resulting from employee stock options and convertible securities related to employee benefit plans, and is directly comparable to the new diluted EPS reported. See also Note 3.

FAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from non-owner sources. See also Note 4.

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

Prior year financial statements have been restated accordingly.


3.  Earnings per common share
Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends, by the average common shares outstanding during the period.

Diluted earnings per common share is computed by dividing net income after adjusting the tax benefits on deductible ESOP dividends by the average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and upon the assumed conversion of each series preferred stock. The tax benefits applicable to preferred dividends paid to ESOPs are recorded in the following ways: for allocated shares, they are credited to income tax expense and included in the earnings per share calculation; for unallocated shares, they are credited to retained earnings and excluded from the earnings per share calculation.

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128).
Earnings per share amounts presented for 1997 have been restated for the adoption of FAS No. 128. The following table reflects the calculation of basic and diluted earnings per share.

(In thousands except per share amounts)
                                                       March 31
                                                  	1998	      1997

Earnings per share
Income from continuing operations	                $23,709    	$19,417
Preferred dividend requirements	                    1,184      	1,218
Income available to common shareholders	           22,525	     18,199

Weighted average shares outstanding	               38,291     	37,843

Basic Earnings per Common Share                    	$0.59      	$0.48

Earnings per share - assuming dilution
Income available to common shareholders	           22,525     	18,199

Add back preferred dividend requirements
  due to conversion into common shares	             1,184	      1,218

Elimination of tax benefit on preferred
  ESOP dividend due to conversion into
  common shares	                                     (407)	      (372)

Addition of tax benefit on ESOP dividend
  assuming conversion to common shares -
  at common dividend rate	                            235        	194

Income available to common
  shareholders assuming dilution	                  23,537     	19,239

Weighted average shares outstanding	               38,291     	37,843
Dilutive impact of stock options outstanding	         496        	404
Assumed conversion of preferred stock	              4,504      	4,693
Weighted average shares
  and potentially dilutive shares outstanding	     43,291     	42,940

Diluted Earnings per Common Share 	                 $0.54      	$0.45

4.  Comprehensive Income (in thousands)

                                         Quarter ended March 31
                                         1998            1997
Total Comprehensive Income               23,617          13,258


5.  Inventories
(In thousands)
                                        	March 31,      December 31,
	                                        1998	          1997
Finished goods 	                         $146,582	      $131,847
Work in process	                           58,398        	58,047
Raw materials and supplies	                66,770        	76,515
Total 	                                  $271,750      	$266,409


6.  Property Plant and Equipment
(In thousands)
                                        	March 31,	     December 31,
	                                        1998	          1997
Land and land improvements	              $ 14,254 	     $ 14,278
Buildings	                                119,944       	119,996
Machinery and equipment	                  378,609       	374,967
Construction in progress                  	18,087        	19,113
Accumulated depreciation	                (247,562)	     (234,800)
Net Property Plant and Equipment	        $283,332      	$293,554


7.  The long-term debt is summarized
as follows (in thousands):
                                       	March 31,	      December 31,
	                                       1998	           1997

Revolving credit facilities	            $161,868  	     $102,119
Private placement debt	                  197,858        	197,858
Other                                    	17,702         	29,275
TOTAL	                                   377,428        	329,252
Current maturities	                      (29,108)	       (34,703)
Total long-term debt	                   $348,320       	$294,549

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $143 million of the March 31, 1998 retained earnings were unrestricted for such purposes.


8.  Capital Stock
Preferred - authorized	   2,800,000
            outstanding - Series 1988      111,267
            outstanding - Series 1990    1,574,836

Common - authorized	      122,200,000
         outstanding       38,370,265

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

The Company repurchased 25,000 shares on December 30 and 31, 1997, which transactions settled in January 1998.


9.  Supplemental Statement of Cash Flows Information

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                                                  	Three Months Ended March 31
	                                                 1998	            1997
Interest paid	                                    $ 4,947	         $ 2,538
Income tax payments	                               21,062          	10,981


10. Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.



  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the three months ended March 31, 1998 and 1997 follows:

Segment Information ($000s):

1998 	                     PTE       WFT	      EEE	      Other	       Total

Net sales from
  external customers	      $185,668	 $133,875  $145,422	 $     0	     $464,965
Intersegment net sales	       2,521	    1,751	        0	  (4,272)            0
Segment profit (loss)
  - operating income	        21,061	   15,578	   15,221	  (7,971)	      43,889
Segment assets	             423,686	  514,561  	470,344	  75,761   	 1,484,342

1997
Net sales from
  external customers	      $160,888	 $ 79,310	 $141,735 	$29,206	    $ 411,139
Intersegment net sales	       2,436	    1,845	        0	  (4,281)           	0
Segment profit (loss)
  - operating income	        15,811    	9,972   	14,786   (3,091)      	37,478
Segment assets	             370,574  	284,359   496,924  187,844     1,339,701


PTE = Professional Tools and Equipment
WFT = Water and Fluid Technologies
EEE = Electrical and Electronic Enclosures
Other  = 	Corporate expenses, captive insurance company, intermediate
          financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge 1997), intercompany eliminations, and all cash and cash equivalents




RESULTS OF OPERATIONS

Consolidated Results.
Consolidated net sales increased to $465.0 million in 1998, representing a 13.1% increase over 1997; taking the divestiture of Federal Cartridge into account, the sales increase exceeded 20%. The double digit growth rate is attributed to excellent performance in the tools and equipment businesses and acquisitions (primarily the pump businesses purchased from General Signal).

Operating income increased to $43.9 million in 1998, up 17.1% over 1997, and operating income as a percent of sales improved from 9.1% to 9.4%. Gross profit margins increased in 1998 to 31.1% versus 30.6% in 1997. This is primarily due to internal cost reduction efforts. Selling, general and administrative expense (SG&A) as a percent of sales was 21.7% in 1998 as compared to 21.5% in 1997. Net income increased 22.1% over first quarter 1997. Earnings per share of $.54 was an increase of 20.0%.
The first quarter of 1998 is Pentair's 18th consecutive quarter in which earnings per share improved over the same quarter in prior years.

The effect of foreign currency traslation for the first quarter of 1998 on Pentair's operations has been unfavorable, but except for the impact on Electrical and Electronic Enclosures sales, has not been material.

Professional Tools and Equipment Segment
This segment continued to perform extremely well as a result of high consumer confidence levels and several new tool introductions, such as Porter-Cable's cordless nailer, called the Bammer. As a result, a strong backlog has been built going into the second quarter. In the equipment businesses, the benefits of recent acquisitions and closer cooperation among these units are beginning to be reflected in improved results.

Net sales increased to $188.2 million in 1998, representing a 15.2% increase over 1997. Operating income increased to $21.1 million in 1998, up 33.2% over 1997, and operating income as a percent of sales improved from 9.7% to 11.2%.


Water and Fluid Technologies Segment
In this segment, efforts are continuing to focus on bringing the pump businesses we acquired from General Signal up to our performance standards. Great progress has been made in rationalizing the Pump Group product line, streamlining manufacturing operations, and taking advantage of joint purchasing opportunities among all the pump businesses. Similarly, the results of efforts to improve production capacity in the water conditioning control valve business favorably impacted the first quarter. As for overseas markets, European orders have been particularly strong this quarter.

Net sales increased to $135.6 million in 1998, representing a 67.1% increase over 1997. Excluding the effects of acquisitions, sales grew modestly over 1998. Operating income increased to $15.6 million in 1998, up 56.2% over 1997, but operating income as a percent of sales declined from 12.3% to 11.5%. This decrease is due to lower initial margins from newly acquired businesses.


Electrical and Electronic Enclosures Segment
Sales in North American enclosure markets were level in the first quarter compared to the same period last year. The European enclosure situation is improving and order intake has been stronger in 1998. European enclosure sales in the first quarter of this year increased by double digits in local currency, but only single digit growth when converted to US dollars due to continued unfavorable currency translation.

Net sales increased to $145.4 million in 1998, representing a 2.6% increase over 1997. Operating income increased to $15.2 million in 1998, up 2.9% over 1997, and operating income as a percent of sales improved from 10.4% to 10.5%.

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was negative $49.4 million in 1998 compared to negative $4.7 million in 1997, including a one-time $17 million tax payment associated with the Federal Cartridge divestiture.

Capital expenditures were $4.6 million in 1998 compared to $21.5 million in 1997. The Company had a negative free cash flow of $54.0 million in 1998
compared to a negative $26.2 million in 1997.   Free cash flow, a measure of
the internal financing of operational cash needs, is defined as cash from operations less capital expenditures. One of Pentair's primary financial goals is to maximize free cash flow within the framework of supporting the operations of all of its businesses. Historically, free cash flow is negative during the first few months of each fiscal year and positive thereafter.

Borrowings in the first quarter of 1998 financed approximately half of the operating needs and all capital expenditures. The percentage of long-term debt to total capital was 35% at March 31, 1998 compared to 32% at December 31, 1997.


OUTLOOK

While the outlook for each of its segments in 1998 is encouraging, Pentair believes it must improve its performance on a company-wide basis in managing total capital and generating free cash flow. The Company has adopted a plan to reduce the costs of operations over the next two years and to maintain those reductions in future years through improvements in productivity and delivery of corporate services.

In addition, Pentair continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past three years. Pentair will continue to pursue complementary acquisitions to fold into current operations, but will also carefully review larger targets which would significantly expand its current segments. Other acquisitions are possible, but only if they present Pentair extraordinary opportunities.

Acquisition and internal growth initiatives, coupled with the savings anticipated from cost reduction activities, should generate consistent and attractive results for Pentair shareholders in 1998 and beyond.


NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

Except for historical information contained herein, certain statements are forward-looking statements that involve risks and uncertainties, including, but not limited to, the effect of economic conditions, product demand and market acceptance risks, customer mix, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, production efficiency improvement opportunities, the results of financing efforts, actual purchases under agreements and the effect of the Company's accounting policies. The actual results that the Company achieves may differ materially from these forward-looking statements due to such risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other filings with the Securities and Exchange Commission from time to time that advise interested parties of the risks and uncertainties that may affect the Company's financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 4 -Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Pentair, Inc. was held on
April 22, 1998, for the purpose of electing certain members to the board of directors, approving the appointment of auditors, and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PROPOSAL 1
All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

	                       Shares	     Shares	     Broker
	                       Voted For 	 Withheld 	  Non-Votes

Quentin J. Hietpas	     33,860,588	 360,377	     0
Richard M. Schulze	     33,882,848	 338,117	     0
Karen E. Welke	         33,095,374	 1,125,592   	0


PROPOSAL 2
The appointment of Deloitte & Touche LLP as independent auditors of the Company for 1998 was ratified by the following vote:

Shares         Shares
Voted          Voted         Shares               Broker
For 	          Against 	     Abstaining 	         Non-Votes

34,074,007	    44,064	       102,895	              0


ITEM 5 - Other Information
On April 30, 1998, Century Manufacturing acquired the assets of T-Tech Industries, which designs, manufactures, and markets automatic transmission fluid exchanger systems and accessories. The company is profitable and results will be accretive to Pentair's 1998 earnings.

On May 5, 1998, the board of directors of Pentair announced its intention to make a cash offer for the entire issued and to-be-issued share capital of VERO Group plc, of Southampton, England, a supplier of racks, subracks, and enclosures to the general electronics, networking and telecommunications industries. Following a subsequent increased offer by a competing bidder, Pentair declined to increase its offer, which it considered to have been fully-priced.



ITEM 6 - Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit         Description
Number

27	             Financial Data Schedule

(b)  Reports on Form 8-K.
A report on Form 8-K was filed on January 13, 1998 regarding the Company's announced stock repurchase plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Executive Vice President and
Chief Financial Officer

May 15, 1998