Form 10-Q
period 1998-06-30
PENTAIR INC
filed 1998-08-10
CIK 77360

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.  20549

                      FORM 10-Q
                  QUARTERLY REPORT
           PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998


            Commission File No. 001-11625


                    PENTAIR, INC.
    (Exact name of Registrant as specified in its
                      charter)


   Minnesota                      41-907434
State of incorporation) (IRS Employer Identification No.)

           1500 County B2 West, Suite 400
                 St. Paul, Minnesota
                     55113-3105
      (Address of principal executive offices)
                     (Zip Code)

                   (612) 636-7920
           (Registrant's telephone number,
                including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on June 30, 1998 was 38,557,008.

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


(Unaudited)
($ expressed in thousands except per share amounts)

                        Six Months Ended             Quarter Ended
                            June 30                     June 30
                        1998      1997           1998       1997

Net sales               $936,755  $833,444       $471,790   $422,305
Operating costs:
Cost of goods sold       645,575   578,542        325,420    293,354
Selling, general and
   Administrative        202,593   178,855        101,672     90,383
Total operating costs    848,168   757,397        427,092    383,737

Operating Income          88,587    76,047         44,698     38,568

Interest expense - net    10,969    10,095          5,616      4,977

Income before
   income taxes           77,618    65,952         39,082     33,591

Provision for
   income taxes           29,495    26,051         14,668     13,107

Net income                48,123    39,901         24,414     20,484

Preferred dividend
   requirements            2,362     2,434          1,178      1,216

Income available to
 common shareholders     $45,761   $37,467        $23,236    $19,268

Basic Earnings
 per Common Share          $1.19     $0.99          $0.60      $0.51
Diluted Earnings
 per Common Share          $1.10     $0.92          $0.56      $0.47

Weighted Average
 Common Shares
  Outstanding             38,408    37,896          38,525    37,950
  Outstanding
    Assuming Dilution     43,336    42,977          43,381    43,015


                    PENTAIR, INC.
             CONSOLIDATED BALANCE SHEET

(Unaudited) (in thousands)


                                     June 30,     December 31,
                                     1998         1997
ASSETS
Current assets
  Cash and cash equivalents          $35,343       $34,340
  Accounts and notes receivable      372,947       369,220
  Inventories                        282,885       266,409
 Other current assets                 35,936        35,401
Total current assets                 727,111       705,370

Property, Plant & Equipment - net    281,570       293,554
Goodwill                             425,589       429,279
Other assets                          46,698        44,659
TOTAL ASSETS                      $1,480,968    $1,472,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable        $123,574      $152,592
  Compensation and other
    benefits  accruals                67,516        70,758
  Income taxes                         1,291        15,158
  Accrued product claims and
    warranties                        32,585        35,114
  Accrued rebates                     11,777        21,658
  Accrued expenses and other
    liabilities                       62,354        62,194
  Current maturities of
    long-term debt                    40,000        34,703
Total current liabilities            339,097       392,177

Long-term debt                       322,638       294,549
Pensions and other retirement
  compensation                        54,849        52,470
Postretirement medical and
  other  benefits                     41,739        45,135
Reserves - insurance subsidiary       33,466        32,313
Other liabilities                     23,146        25,656

Commitments and contingencies

Preferred  stock
  - at liquidation value              55,987        59,696
Unearned  compensation
   relating  to  ESOP                 (4,365)       (6,315)
Common stock - par value, $.16 2/3     6,427         6,365
Additional paid-in capital           189,710       186,486
Accumulated other
   comprehensive  income              (5,600)       (5,085)
Retained earnings                    423,874       389,415
    Total shareholders' equity       666,033       630,562
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY            $1,480,968    $1,472,862


See Notes to Consolidated Financial Statements.

                    PENTAIR, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (in thousands)


                                       Six Months Ended
                                    June 30        June 30
                                    1998           1997
Cash provided by (used for)
Operating activities
Net income                          $48,123        $39,901
Adjustments to reconcile
    to cash flow:
 Depreciation                        27,683         28,630
 Amortization                         9,183          6,191
 Deferred income taxes               (1,230)          (118)
 Changes in assets and liabilities,
  net of effects of
  acquisitions/dispositions
   Accounts receivable              (15,085)       (28,924)
   Inventories                      (15,924)       (40,662)
   Accounts payable                 (24,650)         4,384
   Compensation and benefits         (3,474)         4,334
   Income taxes                     (13,887)       (17,457)
   Pensions and other
      retirement compensation         2,452          2,735
   Reserves - insurance subsidiary    1,153          2,342
   Other assets/liabilities - net   (14,528)        (7,687)
Cash used for operating activities     (184)        (6,331)

Investing activities
Capital expenditures                (15,569)       (46,146)
Payments  for  acquisition
  of  businesses                    (15,925)       (16,419)
Proceeds from sale of businesses     13,001              0
Other                                   650         (7,654)
Cash used for investing activities  (17,843)       (70,219)

Financing activities
Borrowings                           69,689         92,267
Debt payments                       (34,454)        (7,590)
Repurchase of stock                  (2,577)             0
Unearned   ESOP  compensation
  decrease                            1,950          1,980
Employee stock plans and other        2,365          3,279
Dividends paid                      (13,861)       (12,663)
Cash provided by financing
   activities                        23,112         77,273

Effects of currency
  exchange rate changes              (4,082)         4,896

Increase in  cash
  and  cash  equivalents              1,003          5,619

Cash and cash equivalents
  - beginning of period              34,340         22,973
  - end of period                   $35,343        $28,592


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

The  results of operations for the six months  ended
June 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.


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

Effective  December  15, 1997, the  Company  adopted
Statement of Financial Accounting Standards No. 128,
"Earnings  per Share" (SFAS No. 128).  Earnings  per
share  amounts presented for 1997 have been restated
for  the  adoption of SFAS No. 128.   The  following
table reflects the calculation of basic and diluted earnings per share.


(In  thousands  except per  share  amounts)
                                    June 30          June 30
                                    1998             1997

Earnings per share
Income from continuing operations   $48,123          $39,901
Preferred dividend requirements       2,362            2,434
Income  available  to
   common  shareholders              45,761           37,467

Weighted  average
  shares  outstanding                38,408           37,896

Basic Earnings per Common Share       $1.19            $0.99

Earnings per share - assuming dilution
Income   available  to
  common  shareholders               45,761           37,467

Add back preferred dividend
 requirements due  to
 conversion into common  shares       2,362            2,434

Elimination of tax benefit on
  preferred ESOP dividend due to
  conversion into common shares        (768)            (743)

Addition of tax benefit on ESOP
  dividend assuming conversion to
  common shares - at common
  dividend rate                         444              387

Income available to common
  shareholders assuming dilution     47,799           39,545

Weighted  average
  shares  outstanding                38,408           37,896
Dilutive  impact  of  stock
  options  outstanding                  524              413
Assumed  conversion  of
  preferred  stock                    4,404            4,668
Weighted average shares
   and potentially dilutive
   shares outstanding                43,336           42,977

Diluted Earnings per Common Share     $1.10            $0.92


4.  Comprehensive Income
(in thousands)
                            Six Months Ended June 30
                               1998        1997
Total Comprehensive Income     $47,608     $35,853

                           Three Months Ended June 30
                               1998         1997
Total Comprehensive Income     $23,991      $22,595


5.  Inventories
(In thousands)             June 30,    December 31,
                           1998        1997
Finished goods             $153,455    $131,847
Work in process              60,097      58,047
Raw materials and supplies   69,333      76,515
Total                      $282,885    $266,409


6.  Property Plant and Equipment
(In thousands)             June 30,    December 31,
                           1998        1997
Land and land improvements $14,404     $14,278
Buildings                  121,162     119,996
Machinery and equipment    386,422     374,967
Construction in progress    19,998      19,113
Accumulated depreciation  (260,416)   (234,800)
Net Property Plant
  and Equipment           $281,570    $293,554

7.  The long-term debt is summarized as follows:
(in thousands)
                              June 30,   December 31,
                              1998       1997

Revolving credit facilities   $133,021   $102,119
Private placement debt         195,716    197,858
Other                           33,901     29,275
TOTAL                          362,638    329,252
Current maturities             (40,000)   (34,703)
Total long-term debt          $322,638   $294,549

Debt   agreements   contain   various   restrictive
covenants, including a limitation on the payment  of
dividends  and  certain other  restricted  payments.
Under  the most restrictive covenants, $147  million
of   the  June  30,  1998  retained  earnings   were
unrestricted for such purposes.


8.  Capital Stock
Preferred - authorized                   2,800,000
            outstanding - Series 1988      108,224
            outstanding - Series 1990    1,493,239

Common - authorized                    122,200,000
                 outstanding            38,557,008

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

The Company has repurchased 70,000 shares through June 30, 1998.


9.  Supplemental Statement of Cash Flows Information

The  following is supplemental information  relating
to the Statement of Cash Flows ($000's):
                            Six Months Ended June 30
                            1998         1997
Interest paid               $11,563      $7,130
Income tax payments          44,408      39,773


10. Reclassifications
Certain  reclassifications have been made  to  prior
years'  financial  statements  to  conform  to   the
current year presentation.



   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS  OF
RESULTS OF OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments for the six months ended June 30, 1998 and 1997 follows:


Segment Information ($000s):

1998                   PTE       WFT       EEE        Other      Total
Net sales from
  external customers   $382,866  $270,365  $283,524        $0    $936,755
Intersegment net sales    3,369     3,452         0    (6,821)          0
Segment profit (loss)
  - operating income     43,298    33,164    29,343   (17,218)     88,587
Segment assets          434,322   511,743   470,895    64,008   1,480,968

1997
Net sales from
  external customers   $325,962  $162,528  $286,613   $58,341    $833,444
Intersegment net sales    4,886     3,619         0    (8,505)          0
Segment profit (loss)
  - operating income     30,702    22,415    29,245    (6,315)     76,047
Segment assets          381,637   277,445   521,034   209,865   1,389,981


PTE = Professional Tools and Equipment
WFT = Water and Fluid Technologies
EEE = Electrical and Electronic Enclosures
Other = Corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge, 1997), intercompany eliminations, and all cash and cash equivalents.
Second quarter 1998 included unusually heavy expenses associated with acquisition activities.


RESULTS OF OPERATIONS

Consolidated Results.
Consolidated net sales increased to $936.8 million for the first six months of 1998, representing a 12.4% increase over 1997. The double-digit growth rate is attributed to excellent performance in the tools and equipment businesses and acquisitions
(primarily the pump businesses purchased from General
Signal), net of the divestiture of Federal Cartridge.

Operating income increased to $88.6 million in 1998,
up  16.5%  over  1997,  and operating  income  as  a
percent of sales improved from 9.1% to 9.5%.   Gross
profit  margins  increased in 1998 to  31.1%  versus
30.6%  in  1997.  This is primarily due to  internal
cost   reduction  efforts.   Selling,  general   and
administrative expense (SG&A) as a percent of  sales
was 21.6% in 1998 as compared to 21.5% in 1997.  Net
income   increased  20.6%  over  first  half   1997.
Earnings per share for the first six months of  1998
of  $1.10  was  an  increase of 19.6%.   The  second
quarter   of  1998  is  Pentair's  19th  consecutive
quarter in which earnings per share improved over the same quarter in prior years.

The  effect of foreign currency translation for  the
first half of 1998 on Pentair's operations has  been
unfavorable but, except for the impact on Electrical
and   Electronic  Enclosures  sales,  has  not  been
material.

Professional Tools and Equipment Segment
This segment continued to perform extremely well  as
a  result  of  high consumer confidence  levels  and
several  new  tool introductions,  such  as  Porter-
Cable's cordless nailer, called the Bammer.  In  the
equipment   businesses,  the  benefits   of   recent
acquisitions and closer cooperation among these units are beginning to be reflected in increased sales and lower costs.

Net  sales  increased  to $386.2  million  in  1998,
representing a 16.7% increase over 1997.   Operating
income increased to $43.3 million in 1998, up  41.0%
over 1997, and operating income as a percent of sales improved from 9.3% to 11.2%.


Water and Fluid Technologies Segment
In  this segment, efforts are continuing to focus on
bringing  the  pump  businesses  we  acquired   from
General  Signal  up  to  our performance  standards.
Great  progress  has been made in rationalizing  the
Pump  Group product line, streamlining manufacturing
operations, and taking advantage of joint purchasing
opportunities   among  all  the   pump   businesses.
Similarly,   the  results  of  efforts  to   improve
production   capacity  in  the  water   conditioning
control valve business favorably impacted the first half. As for overseas markets, European sales were strong this quarter.

Net sales increased to $273.8 million in 1998, representing a 64.8% increase over 1997. Excluding the effects of acquisitions, sales grew due to improving European markets and weather patterns in the central US that increased demand for sump pumps.
Operating income increased to $33.2 million in 1998, up 48.0% over 1997, but operating income as a percent of sales declined from 13.5% to 12.1%. This decrease is due to lower initial margins from newly acquired businesses.


Electrical and Electronic Enclosures Segment
Sales in North American enclosure markets were  down
slightly  in  the first half compared  to  the  same
period  last  year.  Sales of electronic  enclosures
were  affected  by  weakness in the  Asian  markets,
while  reduced capital spending in the semiconductor
and   automotive   markets   dampened   demand   for
enclosures in North America. The European enclosure situation is improving and order intake has been stronger in 1998. European enclosure sales in the first half of this year increased as measured in local currency, but were unfavorably impacted when translated to US dollars.

Net  sales were $283.5 million in 1998, representing
a   1.1%   decrease  from  1997.   Operating  income
increased to $29.3 million in 1998, up 0.3% over 1997, and operating income as a percent of sales improved from 10.2% to 10.3%.


LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was negative $.2
million in 1998 compared to negative $6.3 million in
1997.  This improvement was achieved despite a  one-
time $17 million tax payment in the first quarter of
1998   associated   with   the   Federal   Cartridge
divestiture.

Capital  expenditures  were $15.6  million  in  1998
compared to $46.2 million in 1997. The Company had a
negative  free  cash flow of $15.8 million  in  1998
compared to a negative $52.5 million in 1997.   Free
cash  flow,  a measure of the internal financing  of
operational  cash  needs, is defined  as  cash  from
operations  less  capital  expenditures.    One   of
Pentair  s  primary financial goals is  to  maximize
free  cash  flow within the framework of  supporting
the   operations   of   all   of   its   businesses.
Historically, cumulative free cash flow is negative during the first part of each fiscal year and positive thereafter.

Borrowings  in  the  first  half  of  1998  financed
capital   expenditures   and   acquisitions.     The
percentage of long-term debt to total capital was 33% at June 30, 1998 compared to 32% at December 31,
1997.


OUTLOOK

While  the outlook for each of its segments in  1998
is  encouraging,  Pentair wishes to further  improve
its   performance   on  a  company-wide   basis   in
profitability and generation of free cash flow.  The
Company  has implemented a program (named "PACE" -
Pentair Accelerating Competitive Excellence) to reduce the costs of its operations over the next two years and to maintain those reductions in future years through improvements in purchasing and supply management and reengineering of support services.

In   addition,  Pentair  continues   to   look   for
synergistic  acquisitions in each  of  its  business
segments,  in  line with its pattern over  the  past
three   years.   Pentair  will  continue  to  pursue
complementary  acquisitions  to  fold  into  current
operations,  but will also carefully  review  larger
targets,   which  would  significantly  expand   its
current segments. Other acquisitions are possible, but only if they present Pentair extraordinary opportunities.

Acquisition and internal growth initiatives, coupled with the savings anticipated from our cost-reduction activities, should generate consistent and attractive results for Pentair shareholders in 1998 and beyond.

YEAR 2000 and "Euro" CURRENCY ISSUES
The   Company  has  been  evaluating  its  computer,
telecommunications, and embedded logic systems since
1995 for compliance with Year 2000 requirements  and
over the past year for the new "Euro" currency.  The
Company  has  determined  that  expected  costs  for
compliance  will not be material to its  results  of
operations, liquidity or capital expenditures.  Most
of  the  businesses have installed  or  are  in  the
process   of   installing  complete   new   business
management  systems which go beyond just  Year  2000
and "Euro" compliance. Some businesses have chosen to upgrade existing systems to be compliant. Under current plans, the Company does not anticipate significant risks to its operations from internal noncompliance with these issues. While the Company's businesses are working with their respective customers and suppliers to certify compliance within their organization, the Company cannot predict whether noncompliance by third parties will affect their operations. Significant noncompliance by customers and suppliers would be expected to adversely impact sales and operating income.


NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

Except  for historical information contained herein,
certain  statements  are forward-looking  statements
that involve risks and uncertainties, including, but
not  limited  to, the effect of economic conditions,
product demand and market acceptance risks, customer
mix, the impact of competitive products and pricing,
product    development,    commercialization     and
technological  difficulties,  production  efficiency
improvement  opportunities,  capacity   and   supply
constraints   or   difficulties,  the   results   of
financing efforts, actual purchases under agreements
and the effect of the Company's accounting policies.
The  actual  results that the Company  achieves  may
differ   materially   from   these   forward-looking
statements due to such risks and uncertainties.  The
Company  undertakes  no  obligation  to  revise  any
forward-looking  statements  in  order  to   reflect
events  or  circumstances that may arise  after  the
date  of  the Company's Annual Report.  Readers  are
urged  to carefully review and consider the  various
disclosures made by the Company in this  report  and
in  the  Company's other filings with the Securities
and  Exchange  Commission from  time  to  time  that
advise   interested  parties  of   the   risks   and
uncertainties   that   may  affect   the   Company's
financial condition and results of operations.

PART II - OTHER INFORMATION

ITEM 5 - Other Information
On  April  30, 1998, Century Manufacturing  acquired
the  assets  of  T-Tech Industries,  which  designs,
manufactures,  and  markets  automatic  transmission
fluid   exchanger  systems  and  accessories.    The
company is profitable and results will likely be accretive to Pentair's 1998 earnings.

On  May  5, 1998, the board of directors of  Pentair
announced its intention to make a cash offer for the
entire issued and to-be-issued share capital of VERO
Group  plc,  of Southampton, England, a supplier  of
racks,  subracks,  and  enclosures  to  the  general
electronics,   networking   and   telecommunications
industries. Following a subsequent increased offer by a competing bidder, Pentair declined to increase its offer, which it considered to have been fully priced.

Shareholder  Proposal Amendments Effective  May  21, 1998
As  of  the  date  of  the 1998  Annual  Meeting  of
Shareholders, Rule 14a-4(c) under the Securities and
Exchange  Act  of 1934 provided that a  proxy  could
grant discretionary authority to vote on matters  at
an annual stockholders' meeting if (i) the person or
persons soliciting the proxy did not know that  such
matters   were  to  be  presented  at   the   annual
stockholders'  meeting at least  a  reasonable  time
before   the   solicitation  and  (ii)  a   specific
statement to that effect is made in the proxy statement or form of proxy. In a recent release by the Securities and Exchange Commission, Rule 14a-
4(c) was revised to remove the ambiguity of a "reasonable time" and establish a bright-line test for when proxies could grant discretionary authority to vote on matters not submitted to the company in compliance with Rule 14a-8.

As  revised, Rule 14a-4(c) provides that a proxy can
grant discretionary authority to vote on matters  at
an  annual stockholders' meeting if (i) the  company
has  not  received notice of the matter at least  45
days  before  the  date on which the  company  first
mailed  its  proxy  materials for the  prior  year's
annual  stockholders' meeting and  (ii)  a  specific
statement  that  the company has not  received  such
notice is included in the proxy statement or form of
proxy.   As  a result of the revisions, the  Company
advises all stockholders that the deadline for submitting non-Rule 14a-8 stockholder proposals for the Company's 1999 Annual Meeting of
Shareholders will be January 19, 1999. Any shareholder proposals submitted after January 19,1999 will be considered untimely for purposes of Rules 14a-4 and 14a-5(e).


ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following exhibits are  included
with this Form 10-Q Report as required by Item  601
of Regulation S-K.

Exhibit Description
Number

27   Financial Data Schedule

(b)  Reports on Form 8-K.
       No reports on Form 8-K were filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Executive Vice President and
Chief Financial Officer

August 10, 1998