Form 10-Q
period 1998-09-30
PENTAIR INC
filed 1998-11-13
CIK 77360

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.  20549

                      FORM 10-Q
                  QUARTERLY REPORT
           PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended September 30, 1998


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

                   (651) 636-7920
           (Registrant's telephone number,
                including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on September 30, 1998 was 38,402,505.

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

(Unaudited)
($ expressed in thousands except per share amounts)

                                    Nine Months Ended       Quarter Ended
                                       September 30          September 30
                                  1998          1997         1998     1997

Net sales                         $1,413,535    $1,315,533   $476,780 $482,089
Operating costs:
  Cost of goods sold                 974,729       918,341    329,154  339,799
  Selling, general and
        Administrative               303,558       278,388    100,965   99,533
 Total operating costs             1,278,287     1,196,729    430,119  439,332
Operating Income                     135,248       118,804     46,661   42,757
Interest expense - net                16,565        16,146      5,596    6,051
Income before income taxes           118,683       102,658     41,065   36,706
Provision for income taxes            44,764        40,550     15,269   14,499
Net income                            73,919        62,108     25,796   22,207
Preferred dividend requirements        3,533         3,646      1,171    1,212

Income available to
        common shareholders       $   70,386    $   58,462   $ 24,625 $ 20,995

Basic Earnings per Common Share        $1.83         $1.54      $0.64    $0.55
Diluted Earnings per Common Share      $1.70         $1.43      $0.60    $0.51

Weighted Average Common Shares
  Outstanding                         38,440        37,943     38,506   38,036
  Outstanding Assuming Dilution       43,229        43,027     43,014   43,126

                    PENTAIR, INC.
             CONSOLIDATED BALANCE SHEET

(Unaudited) (in thousands)

                                               September 30,      December 31,
                                                       1998              1997
ASSETS
Current assets
  Cash and cash equivalents                    $   33,794         $   34,340
  Accounts and notes receivable                   369,516            369,220
  Inventories                                     290,816            266,409
  Other current assets                             36,128             35,401
Total current assets                              730,254            705,370

Property, Plant & Equipment - net                 287,108            293,554
Goodwill                                          435,119            429,279
Other assets                                       52,860             44,659
TOTAL ASSETS                                   $1,505,341         $1,472,862

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable                   $  114,763        $  152,592
  Compensation and other benefits accruals         71,094            70,758
  Income taxes                                      4,395            15,158
  Accrued product claims and warranties            31,124            35,114
  Accrued rebates                                  15,912            21,658
  Accrued expenses and other liabilities           67,650            62,194
  Current maturities of long-term debt             76,084            34,703
Total current liabilities                         381,022           392,177

Long-term debt                                    282,989           294,549
Pensions and other retirement compensation         58,178            52,470
Postretirement medical and other benefits          41,723            45,135
Reserves - insurance subsidiary                    34,523            32,313
Other liabilities                                  27,365            25,656

Commitments and contingencies

Preferred  stock  -  at  liquidation  value        54,547            59,696
Unearned  compensation  relating  to  ESOP         (3,390)           (6,315)
Common stock - par value, $.16 2/3                  6,402             6,365
Additional paid-in capital                        181,615           186,486
Accumulated   other  comprehensive  income         (2,449)           (5,085)
Retained earnings                                 442,816           389,415
    Total shareholders' equity                    679,541           630,562
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                         $1,505,341        $1,472,862

See Notes to Consolidated Financial Statements.

                    PENTAIR, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (in thousands)

                                                      Nine Months Ended
                                                         September 30
                                               1998               1997
Cash provided by (used for)
Operating activities
Net income                                     $73,919            $62,108
Adjustments to reconcile to cash flow:
 Depreciation                                   41,192             41,769
 Amortization                                   10,818              9,589
 Gain on sale of securities                          0             (5,932)
 Deferred income taxes                          (1,010)              (854)
 Changes in assets and liabilities,
   net of effects of acquisitions/dispositions
   Accounts receivable                          (7,374)           (60,754)
   Inventories                                 (20,490)           (50,451)
   Accounts payable                            (35,120)            19,901
   Compensation and benefits                      (920)            11,930
   Income taxes                                (10,566)           (17,434)
   Pensions and other
      retirement compensation                    3,917              4,343
   Reserves - insurance subsidiary               2,210              3,388
   Other assets/liabilities - net              (15,778)            11,039
Cash provided by operating activities           40,798             28,642

Investing activities
Capital expenditures                           (29,717)           (55,873)
Payments for acquisition of businesses         (17,955)          (210,651)
Proceeds from sale of businesses                13,001                  0
Net proceeds from sales of marketable securities     0             46,696
Other                                              631                886
Cash used for investing activities             (34,040)          (218,942)

Financing activities
Borrowings                                      72,998            215,626
Debt payments                                  (46,663)           (11,398)
Repurchase of stock                            (12,372)                 0
Unearned ESOP compensation  decrease             2,925              2,970
Employee stock plans and other                   2,704              2,754
Dividends paid                                 (20,833)           (19,012)
Cash provided by(used for)
     financing  activities                      (1,241)           190,940

Effects  of  currency  exchange rate  changes   (6,063)             1,429
Increase(decrease) in cash
    and cash equivalents                          (546)             2,069
Cash and cash equivalents
  - beginning of period                         34,340             22,973
  - end of period                              $33,794            $25,042

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

The  results of operations for the nine months ended
September 30, 1998 are not necessarily indicative of the operating results to be expected for the full year.

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

                                                  September 30   September 30
(In  thousands  except per  share  amounts)       1998           1997

Earnings per share
Net income                                        $73,919        $62,108
Preferred dividend requirements                     3,533          3,646
Income  available  to  common  shareholders        70,386         58,462

Weighted  average  shares  outstanding             38,440         37,943

Basic Earnings per Common Share                     $1.83          $1.54

Earnings per share - assuming dilution
Income   available  to  common  shareholders       70,386         58,462

Add back preferred dividend requirements
   due  to  conversion into common  shares          3,533          3,646

Elimination of tax benefit on preferred
  ESOP dividend due to conversion into
  common shares                                    (1,088)        (1,114)

Addition of tax benefit on ESOP dividend
  assuming conversion to common shares -
  at common dividend rate                             629            581

Income available to common
  shareholders assuming dilution                   73,460         61,575

Weighted  average  shares  outstanding             38,440         37,943
Dilutive  impact  of  stock  options  outstanding     462            437
Assumed  conversion  of  preferred  stock           4,327          4,647
Weighted average shares
   and potentially dilutive shares outstanding     43,229         43,027

Diluted Earnings per Common Share                   $1.70          $1.43

4.  Comprehensive Income
(in thousands)

                                               Nine Months Ended September 30
                                               1998              1997
Net Income                                     $73,919           $62,108
 Other Comprehensive Income, net of tax:
    Foreign  Currency  Translation  Adjustments  2,578            (8,604)
  Unrealized Gains on Securities                     0            (1,965)
   Minimum  Pension  Liability  Adjustment          58             1,034

Total Comprehensive Income                     $76,555           $52,573

                                              Three Months Ended September 30
                                               1998              1997
Net Income                                     $25,796           $22,207
 Other Comprehensive Income, net of tax:
    Foreign  Currency  Translation  Adjustments  3,152            (2,178)
  Unrealized Gains on Securities                     0            (3,309)
  Minimum Pension Liability Adjustment               0                 0

Total Comprehensive Income                     $28,948           $16,720

5.  Inventories

(In thousands)            September 30,     December 31,
                                  1998             1997
Finished goods                $157,601         $131,847
Work in process                 63,159           58,047
Raw materials and supplies      70,056           76,515
Total                         $290,816         $266,409

6.  Property Plant and Equipment

(In thousands)            September 30,     December 31,
                                  1998             1997
Land and land improvements     $14,864          $14,278
Buildings                      124,768          119,996
Machinery and equipment        396,561          374,967
Construction in progress        27,409           19,113
Accumulated depreciation      (276,494)        (234,800)
Net Property Plant
   and Equipment              $287,108         $293,554

7.  The long-term debt is summarized as follows:
(in thousands)

                           September 30,   December 31,
                                   1998           1997
Revolving credit facilities   $95,815         $102,119
Private placement debt        233,716          197,858
Other                          29,542           29,275
TOTAL                         359,073          329,252
Current maturities            (76,084)         (34,703)
Total long-term debt         $282,989         $294,549

Debt    agreements   contain   various   restrictive
covenants, including a limitation on the payment of dividends and certain other restricted payments.
Under the most restrictive covenants, $148 million of the September 30, 1998 retained earnings were unrestricted for such purposes.

8.  Capital Stock
Preferred - authorized                 2,800,000
            outstanding - Series 1988    103,318
            outstanding - Series 1990  1,461,664

Common - authorized     122,200,000
         outstanding     38,402,505

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

The Company has repurchased 350,000 shares through September 30, 1998.


9.  Supplemental Statement of Cash Flows Information

The following is supplemental information relating to the Statement of Cash Flows ($000's):

                Nine Months Ended September 30
                               1998        1997
Interest paid               $17,098     $13,348
Income tax payments          50,277      52,045


10. Reclassifications
Certain  reclassifications have been made  to  prior
years'  financial  statements  to  conform  to   the
current year presentation.

11. Accounting Developments
In  June  1998,  the Financial Accounting  Standards
Board   issued  Statement  of  Financial  Accounting
Standard   No.   133,  "Accounting  for   Derivative
Instruments  and Hedging Activities."   The  Company
must  adopt  this standard no later than January  1,
2000.  The Company is reviewing the requirements  of
this  standard,  which are quite complex.   Although
the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.




   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS  OF
RESULTS OF OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments  for  the
nine  months  ended  September  30,  1998  and  1997
follows:

Segment Information ($000s):

1998 - Nine Months       PTE        WFT        EEE        Other     Total
Net sales from
  external customers     $586,320   $404,496   $422,719        $0   $1,413,535
Intersegment net sales      5,034      4,800          0    (9,834)           0
Segment profit (loss)
  - operating income       67,413     53,099     42,404   (27,668)     135,248
Segment assets            457,156    515,407    483,483    49,295    1,505,341

1997 - Nine Months
Net sales from
  external customers     $508,047   $264,216   $432,914  $110,356   $1,315,533
Intersegment net sales      7,320      5,093          0   (12,413)           0
Segment profit (loss)
  - operating income       49,693     34,070     41,983    (6,942)     118,804
Segment assets            401,116    520,331    517,667   170,243    1,609,357


1998 - Third Quarter      PTE        WFT        EEE       Other      Total
Net sales from
  external customers     $203,455   $134,130   $139,195       $0      $476,780
Intersegment net sales      1,664      1,348          0   (3,012)            0
Segment profit (loss)
  - operating income       24,115     19,935     13,060  (10,449)       46,661

1997 - Third Quarter
Net sales from
  external customers     $182,085   $101,688   $146,301  $52,015      $482,089
Intersegment net sales      2,434      1,474          0   (3,908)            0
Segment profit (loss)
- operating income         18,992     11,655     12,737     (627)       42,757

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


RESULTS OF OPERATIONS

Consolidated Results.
Consolidated net sales increased to $1,413.5 million for the first nine months of 1998, representing a 7.5% increase over 1997. The growth is attributed to excellent performance in the tools and equipment businesses and acquisitions (primarily the pump businesses purchased from General Signal), net of the divestiture of Federal Cartridge.

Operating  income  increased to  $135.2  million  in
1998, up 13.8% over 1997, and operating income as  a
percent of sales improved from 9.0% to 9.6%.   Gross
profit  margins  increased in 1998 to  31.0%  versus
30.2%  in  1997.  This is primarily due to  internal
cost   reduction  efforts.   Selling,  general   and
administrative expense (SG&A) as a percent of sales was 21.5% in 1998 as compared to 21.2% in 1997, largely due to lower than anticipated sales volumes.
Net income increased 19.0% over the nine-month period of 1997. Earnings per share for the nine-month period of 1998 of $1.70 was an increase of 18.9%.

Consolidated  net sales declined to $476.8  million
for  the third quarter of 1998, representing a  1.0%
decrease  compared  to the third  quarter  of  1997,
which  included the seasonally strong sales  of  the
Federal  cartridge business (divested  in  November,
1997),  and  a partial-quarter contribution  of  the
former  General Signal pump businesses  from  August
23,   1997  forward.   Excluding  acquisitions   and
divestitures, Pentair sales rose by 4.9% quarter-over-quarter.

Operating income increased to $46.7 million  in  the
third  quarter of 1998, up 9.1% over the  comparable
quarter  of 1997, and operating income as a  percent
of  sales improved from 8.9% to 9.8%.  Third quarter
gross  profit  margins increased in  1998  to  31.0%
versus  29.5%  in  1997.  This is primarily  due  to
internal  cost  reduction  efforts.   Third  quarter
selling,  general and administrative expense  (SG&A)
as  a percent of sales was 21.2% in 1998 as compared
to   20.6%  in  1997.   Third  quarter  net   income
increased  16.2%  over  the same  quarter  of  1997.
Earnings per share for the third quarter of 1998  of
$0.60  represented an increase of 17.6%.  The  third
quarter   of  1998  is  Pentair's  20th  consecutive
quarter in which earnings per share improved over the same quarter in prior years.

The  effect of foreign currency translation for 1998
on  Pentair's  sales has been unfavorable, but  not
material.   The  weakening of  the  Canadian  dollar
unfavorably   impacted   earnings   per   share   by
approximately $0.02 during the third quarter of 1998.

Professional Tools and Equipment Segment
This segment continued to perform extremely well  as
a  result  of  high demand from retail  markets  and
several  new  tool introductions,  such  as  Porter-
Cable's cordless nailer, called the Bammer.  In  the
equipment   businesses,  the  benefits   of   recent
acquisitions and closer cooperation among these units are beginning to be reflected in increased sales and lower costs.

Net  sales increased to $591.4 million for the first
nine  months of 1998, representing a 14.7%  increase
over  1997.   Operating income  increased  to  $67.4
million for the first nine months of 1998, up  35.7%
over 1997, and operating income as a percent of sales improved from 9.6% to 11.4%.

Net  sales increased to $205.2 million for the third
quarter of 1998, representing an 11.2% increase over
1997.   Operating income increased to $24.1  million
for the third quarter of 1998, up 27.0% over the comparable quarter of 1997, and operating income as a percent of sales improved from 10.3% to 11.8%.

Water and Fluid Technologies Segment
In  this segment, efforts are continuing to focus on
bringing  the  pump  businesses  we  acquired   from
General  Signal  up  to  our performance  standards.
Great  progress  has been made in rationalizing  the
Pump  Group product line, streamlining manufacturing
operations, and taking advantage of joint purchasing
opportunities   among  all  the   pump   businesses.
Similarly,   the  results  of  efforts  to   improve
productivity  and production capacity in  the  water
conditioning   control  valve   business   favorably
impacted  the  first nine months.  As  for  overseas
markets,   European  sales  continue  to  experience
double-digit growth over 1997.

Net sales increased to $409.3 million for the first nine months of 1998, representing a 52.0% increase over 1997. Excluding the effects of acquisitions, sales grew 5.6% due to improving European markets and increased penetration in distribution channels.
Operating income increased to $53.1 million for the first nine months of 1998, up 55.9% over 1997, and operating income as a percent of sales improved from 12.7% to 13.0%.

Net  sales increased to $135.5 million for the third
quarter of 1998, representing a 31.3% increase  over
1997.   Operating income increased to $19.9  million
for the third quarter of 1998, up 71.0% over the comparable quarter of 1997, and operating income as a percent of sales improved from 11.3% to 14.7%.

Electrical and Electronic Enclosures Segment
Sales  in  the  Electrical and Electronic  Enclosure
segment were down five percent compared to the third
quarter of 1997.  This shortfall was principally due
to   lower  automotive  and  machine  tool   capital
spending in North America. Despite this, global margins improved due to aggressive cost controls.
Although most industrial markets have been soft for the past 12 months, the EEE segment has had success in targeted, high-growth markets. The EEE segment throughout, but especially in North America, entered into several key contracts with major telecom and datacom customers in the third quarter as its penetration of these markets gained momentum.

Net  sales  were $422.7 million for the  first  nine
months  of  1998, representing a 2.4% decrease  over
1997.   Operating income increased to $42.4  million
for the first nine months of 1998, up 1.0% over 1997, and operating income as a percent of sales improved from 9.7% to 10.0%.

Net sales of $139.2 million for the third quarter of 1998, decreased 4.9% from 1997. Operating income increased to $13.1 million for the third quarter of 1998, up 2.5% over the comparable quarter of 1997, and operating income as a percent of sales improved from 8.7% to 9.4%.


LIQUIDITY AND CAPITAL RESOURCES
Cash   flow  from  operating  activities  was  $40.8
million  in 1998 compared to $28.6 million in  1997.
This improvement was achieved despite a one-time $17
million  tax  payment in the first quarter  of  1998
associated with the Federal Cartridge divestiture.

Capital  expenditures  were $29.7  million  in  1998
compared to $55.9 million in 1997. The Company had a
free cash flow of $11.1 million in 1998 compared  to
a negative $27.2 million in 1997.  Free cash flow, a
measure  of  the  internal financing of  operational
cash  needs, is defined as cash from operations less
capital  expenditures.   One  of  Pentair's  primary
financial goals is to maximize free cash flow, while supporting the operations of all of its businesses.
Historically, cumulative free cash flow is negative during the first part of each fiscal year and positive thereafter. 1997 included the seasonally high accounts receivable of Federal Cartridge ($45 million approximately) which was divested in the fourth quarter of 1997.

The  percentage of long-term debt to  total  capital
was  29%  at September 30, 1998 compared to  32%  at
December  31, 1997.  Current maturities  of  private
placement   long-term  debt  will  be  funded   with
revolving credit borrowings.  Pentair believes  that
cash  flow  from operations will continue to  exceed
its   needs   for  capital  programs   and   smaller
acquisitions. The Company has significant financing capacity to continue its acquisition program.


OUTLOOK

Pentair  should continue to achieve relatively  good
performance in the likely event of a slower but more
stable  economic  climate in 1999,  due  to  limited
exposure   in   "at-risk"   international   markets,
operations in three diverse product and customer markets, and its proven ability to take advantage of cost containment programs, new product development, multi-channel distribution, and the pursuit of value-added acquisitions.

While  the outlook for each of its segments in  1998
is  encouraging,  Pentair wishes to further  improve
its   performance   on  a  company-wide   basis   in
profitability and generation of free cash flow.  The
Company  has implemented a program (named  "PACE"  -
Pentair  Accelerating  Competitive  Excellence)   to
reduce  the total costs of its operations  over  the
next  two years and to maintain those reductions  in
future years through improvements in purchasing  and
supply   management  and  reengineering  of  support
services.

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


YEAR 2000 ISSUE

Background
The  Year  2000  Issue  is the  result  of  computer
programs and embedded computer chips orginally having
been designed and developed using two digits rather
than four  digits to define the applicable year.
Any  of the  Company's  internal use computer  programs
and hardware  as  well  as its products  that are  date-
sensitive  may recognize a date using  "00"  as  the
Year  1900  rather than the Year 2000.   This  could
result   in  a  system  failure  or  miscalculations
causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

State of Readiness
The  Company has had its " Y2K Project"  program in
place  since  1995 to address Year  2000  issues  in
critical  business areas for  its  products,information
management  systems,   non-information systems  with
embedded technology, suppliers and customers.The Company has largely completed its review and compliance planning for its critical information systems (IS). Depending on the progress of its separate business units, the Company is currently in or has completed the implementation of required actions for compliance. It is anticipated that the implementation and testing phases will be substantially complete by the second quarter of 1999.

The  Company is also in the process of reviewing and
replacing,  where  necessary,  its  other  automated
communications and manufacturing systems.   The  Company
estimates that it will also substantially complete this phase by the second quarter of 1999.

Very few of the Company's products are date-sensitive.
Any known date-sensitive products have been or will be corrected or replaced by a new product.

The Company has certain integrated relationships with a
number of  its  suppliers  and  customers.   These
include    among   others   providers   of   energy,
telecommunications, raw materials and components, financial institutions, managed care organizations and large retail establishments. The Company has been reviewing and continues to review with its critical suppliers and major customers, the status of their Year 2000 readiness. The Company's business units have established plans for ongoing monitoring of suppliers during 1999.

Costs to Address the Year 2000 Issue
As   a  result  of  the  numerous  different systems
used by businesses that the Company has acquired in recent years and also as a result of changing business requirements, the Company has an ongoing IS development plan with scheduled replacements of systems occurring throughout the organization. Year 2000 compliance is a by-product of our development plan.

The estimated cost associated with the total IS development plan over the five-year period from 1995 to 1999 is anticipated to be approximately $50 million. The estimated cost specifically attributable to Year 2000 compliance amounts to approximately $10 million, of which $6.5 million was spent through September 30, 1998. Pentair has not deferred any projects as a result of the implementation of the Y2K Project.

Risks Represented by the Year 2000 Issue
Pentair   believes   that  completed   and   planned
modifications  and  conversions  of   its   internal
systems and equipment will allow it to be Year  2000
compliant  in  a  timely manner. However, there can be
no absolute assurance, in every single respect,  that
the  Company's  internal systems  or  equipment or those
of third parties  on which Pentair relies will be Year
2000 compliant  in a  timely  manner  or  that the
Company's  or  third parties' contingency plans will
mitigate the effects of any noncompliance.  The Year
2000 non-compliance of the systems or equipment of
Pentair or third parties would likely result in some
reduction of  the Company's operations  and  could
have  a  material  adverse effect on  the  Company's
business   or   consolidated  financial  statements.
Pentair believes that the most reasonably likely worst case scenario would be its exposure to the risks of third party non-compliance, however, the Company has no reason to believe that its exposure to such risks is any greater than the exposure to such risk that affects its competitors generally.

Contingency Plans
Pentair  has  not yet developed Year  2000  specific
contingency plans.  A full review will  be  done  at
the  end  of  the second quarter of 1999  to  assess
issues   related  to  internal  non-compliance   and
potential third party failures.  Possible plans  may
include arranging substitutes for energy, increasing
levels   of   inventory  and  developing  alternate
sources of raw materials.


THE EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) will establish fixed conversion rates through the European Central
Bank (ECB) between their existing local currencies and the Euro, the EU's future single currency. The participating countries have agreed to adopt the Euro as their common legal currency on that date.
The Euro will then trade on currency exchanges and be available for non-cash transactions.

Following  introduction  of  the  Euro,  the   local
currencies will remain legal tender between  January
1,  1999 and January 1, 2002.  During the transition
period,  goods  and services may be paid  for  using
either the Euro or the local currency under the EU's
"no compulsion, no prohibition" principle.  If cross-
border  payments are made in a local currency during
this  transition period, the amount  will  first  be
converted into the Euro and then converted from  the
Euro  into  the second local currency at  the  rates
fixed  by the ECB.  Beginning no later than  January
1,  2002, the participating countries will issue new
Euro-denominated bills and coins  for  use  in  cash
transactions.  By no later than July  1,  2002,  the
participating countries will withdraw all bills  and
coins   denominated  in  local  currencies,   making
conversion to the Euro complete.

The  Company  is in the process of  reviewing  the
Euro's  impact on the Company's business and pricing
strategies.    The  Company  has  made   significant
investments in its IS systems in Europe over the past few years. The Company expects that it will be able to manage customer orders, invoices, payments and accounts in Euros and in local currencies according to customer needs by January 1, 1999. The
Company has not developed contingency plans at this time since the Company believes its IS systems are ready for the Euro. The introduction of the Euro is not expected to have a material impact on the Company's overall currency risk or its ability to transact business.

The Company does have derivatives outstanding beyond
January  1,  1999 in several of the  European  local
currencies.   The  Company  uses  derivatives  in  a
strategic manner to minimize interest rate and foreign currency risk. The instruments are not purchased as speculative investments. The Company believes the impact of the introduction of the Euro on the Company's derivative positions will not be material.


NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

Except  for historical information contained herein,
certain  statements  are forward-looking  statements
that involve risks and uncertainties, including, but
not  limited  to, the effect of economic conditions,
product demand and market acceptance risks, customer
mix, the impact of competitive products and pricing,
product    development,    commercialization     and
technological  difficulties,  production  efficiency
improvement  opportunities,  capacity   and   supply
constraints   or   difficulties,  the   results   of
financing efforts, actual purchases under agreements
and the effect of the Company's accounting policies.
The  actual  results that the Company  achieves  may
differ   materially   from   these   forward-looking
statements due to such risks and uncertainties.  The
Company  undertakes  no  obligation  to  revise  any
forward-looking  statements  in  order  to   reflect
events  or  circumstances that may arise  after  the
date  hereof.  Readers are urged to carefully review
and  consider the various disclosures  made  by  the
Company  in  this report and in the Company's  other
filings  with the Securities and Exchange Commission
from time to time that advise interested parties  of
the  risks  and  uncertainties that may  affect  the
Company's   financial  condition  and   results   of
operations.

Forward-Looking Statements
The preceding "Year 2000 Issue" and "Euro Conversion" discussions contain various forward-looking statements, which represent the Company's beliefs or expectations regarding future events. When used in these discussions, the words "believes", "anticipates", "expects", "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 and Euro programs as well as contingency plans; its estimated costs of achieving Year 2000 and Euro related readiness; and the Company's belief that its internal systems and equipment will be compliant in a timely manner. All forward-looking statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other
IS resources; the ability to identify and remediate all date-sensitive computer coding or the ability to identify and replace all embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 and Euro problems.

PART II - OTHER INFORMATION

ITEM 5 - Other Information
Pentair, Inc. significantly expanded its position in
fast-growing electronic enclosure markets on October
30,  1998, when it acquired The Walker Dickson Group
Limited  (WDG) of Edinburgh, Scotland. WDG  designs,
manufactures   and  markets  custom   and   standard
enclosures,     subracks     and     systems     for
telecommunications, computer networking and  general
electronics  applications. Pentair said  that  WDG's
anticipated  annual sales are  in  the  $40  to  $50
million range; the purchase price is approximately equal to one year's sales. Pentair also said WDG is profitable and is expected to be accretive to Pentair earnings in 1999. The cash transaction was financed through bank borrowings.

ITEM 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits.  The following exhibits are  included
with  this Form 10-Q Report as required by Item  601
of Regulation S-K.

Exhibit Description
Number

27   Financial Data Schedule

(b)  Reports on Form 8-K.
     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Executive Vice President and
Chief Financial Officer

November 13, 1998