Form 10-K
period 1998-12-31
PENTAIR INC
filed 1999-03-12
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                         FORM 10-K
       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

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

      Registrant's telephone number, including area code
                        651-636-7920

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class        Name of each exchange on which registered
Common Stock, Par Value
$.16 2/3  per share             New York Stock Exchange

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

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 1, 1999 was $1.4 billion. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant's only class of common stock on March 1, 1999 was 42,700,169.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of
Shareholders are incorporated by reference in Part III of this Report.

                           PART I


ITEM 1.  BUSINESS

(a)  General Development of the Business.

Pentair, Inc. (the "Company" or "Pentair")  was  incorporated in  1966  under  the  laws  of Minnesota.  In the past year, the Company has not changed  its form  of  organization
or  mode  of  conducting  business.   The Company  grows
through internal development and  acquisitions. As in the past,
periodic dispositions of assets or business units are   possible
when  they  no  longer  fit  with  the  long-term strategies of the Company.

Effective January 1, 1994, the Company acquired the net assets and the subsidiaries of Schroff GmbH (Schroff) from Fried. Krupp AG Hoesch-Krupp. Schroff manufactures and sells enclosures, cases, subracks and accessories for commercial electronic and instrumentation applications.

In September 1994, Pentair announced that it was exploring strategic alternatives for its paper businesses, including their possible sale. In the second quarter of 1995, all of the Pentair paper businesses were sold. On April 1, 1995 the Company sold its Cross Pointe Paper Corporation subsidiary to Noranda Forest, Inc. On June 30, 1995 the Company sold Niagara of Wisconsin Paper Corporation, its 50% share of Lake Superior Paper Industries (LSPI) joint venture and its 12% share of Superior Recycled Fiber Industries (SRFI) to Consolidated Papers, Inc.

The  sale of its paper businesses has permitted Pentair to  focus
its   commitments  and  resources  on  its  industrial   products
businesses, building upon the strong growth and leading market positions these businesses have achieved.

Effective November 1, 1995, the Company acquired Fleck Controls, Inc., a manufacturer of control valves, which are major components in residential water softeners, and commercial and industrial water conditioning systems. Fleck Controls was Pentair's first entry into the water treatment industry.

During 1996, the Company completed four strategic acquisitions that strengthened market positions throughout the world. In January, Myers acquired Aplex to broaden its industrial pump line. In June, Porter-Cable acquired FLEX, a German power tool company. In November, the Company acquired Century Manufacturing, a manufacturer that serves service equipment markets, complementing its Lincoln Automotive subsidiary. In December, Fleck Controls purchased SIATA, an Italian manufacturer of water conditioning control equipment.

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

In the fourth quarter of 1997, the Company realigned its subsidiaries into 3 operating groups to reflect its growing focus in its addressed markets: Professional Tools and Equipment, Water and Fluid Technologies and Electrical and Electronic Enclosures. Delta International, Porter-Cable, Lincoln Automotive and Century Manufacturing make up the Professional Tools and Equipment segment, which markets its products to professional users and sophisticated individual users through similar channels. The Water and Fluid Technologies segment consists of the Pentair Pump Group, Fleck Controls, and Lincoln Industrial, all of which share aspects of manufacturing process, applied technology, and distribution channels. Pentair's Hoffman and Schroff enclosures businesses comprise the Electrical and Electronic Enclosures segment.

During 1998, the Company completed 3 strategic acquisitions. In January, Pentair acquired ORSCO, Inc., a maker of oil lubrication systems. In April, Century Manufacturing acquired the assets of T-Tech Industries, a maker of automatic transmission fluid exchangers and accessories. In October, Pentair acquired The Walker Dickson Group Limited (now Pentair Enclosures U.K. and its subsidiaries), a maker of custom and standard enclosures, subracks and systems.


(b)  Financial Information about Industry Segments.

Pentair  has three reportable segments: Professional Tools
and Equipment (PTE), Water and Fluid Technologies (WFT), and
Electrical and Electronic Enclosures (EEE).    The PTE segment
includes Delta International Machinery, Porter-Cable, Lincoln Automotive and Century Manufacturing. Products manufactured include woodworking machinery, portable power tools, lubricating and lifting equipment, battery charging and testing equipment, and welding equipment. The WFT segment includes the Pentair Pump Group, Fleck Controls and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, valves for water softeners, and automated and manual lubrication systems and equipment. The EEE segment includes Hoffman Enclosures, Schroff and Pentair Enclosures U.K. Products manufactured include metallic and composite cases, subracks, and cabinets that house and protect electrical and electronic controls, instruments, and components. Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge), and intercompany eliminations. Segment assets exclude all cash and cash equivalents.

In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss.
Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment's assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1 of Notes to the Consolidated Financial Statements). Most intersegment sales are component parts and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing to third parties.

Segment Information:
(in thousands)               PTE       WFT       EEE        Other   Totals
1998
Net sales from
    external customers       $841,325  $532,208  $564,045   $0      $1,937,578
Intersegment net sales          7,969     5,672         0   (13,641)         0
Depreciation and
    amortization expense       16,429    19,516    32,285       158     68,388
Segment profit (loss)
    - operating income        108,242    71,353    51,753   (38,156)   193,192
Segment assets                477,076   505,246   535,810    36,534  1,554,666
Capital expenditures           21,830    13,027    17,320     1,666     53,843
1997
Net sales from
    external customers       $737,323  $397,286  $579,209  $125,238 $1,839,056
Intersegment net sales          9,743     6,693       157   (16,593)         0
Depreciation and
    amortization expense       14,307    16,703    30,265     6,561     67,836
Segment profit (loss)
    - operating income         84,355    45,987    53,313   (13,853)   169,802
Segment assets                410,037   508,357   473,906    80,562  1,472,862
Capital expenditures           22,947     8,492    43,815     2,207     77,461
1996
Net sales from
    external customers       $572,349  $316,167  $548,695  $129,854 $1,567,065
Intersegment net sales         10,340     6,085       103   (16,528)         0
Depreciation and
    amortization expense       11,605    12,219    28,297     7,399     59,520
Segment profit (loss)
    - operating income         60,556    44,445    59,592   (21,674)   142,919
Segment assets                360,766   280,819   464,475   182,954  1,289,014
Capital expenditures           15,270    10,701    40,522     5,153     71,646

(c) Narrative  Description of Business.

Description of the Professional Tools and Equipment Segment:
  Products; markets; competition

Products include: a full line of homeshop products, contractor tools, general purpose stationary woodworking machinery, and accessories; air-powered nailing products, portable electric tools including saws, routers, sanders, grinders, drills, and cordless tools; and lubricating tools and equipment, battery charging and testing equipment, lifting equipment, portable power supplies, refrigerant and coolant recyclers, automatic transmission fluid exchangers, arc and MIG welders, plasma cutters, and welding accessories.

The products are sold in the United States, Canada, and overseas under the brand names Delta, Biesemeyer, Porter-Cable, FLEX, Lincoln, Blackhawk Automotive, Marquette, Guardian, Pro-Arc, T-
Tech, Century, Solar, Booster Pac, Cobra, and Viper.

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

Competition in the PTE segment has been intense and growing more so for the past few years, especially as these industries consolidate. The tool markets have become extremely competitive, as a few large players remain each having extensive product lines. The Company's tool businesses are no longer perceived as niche players, but have become significant general competitors, even though their addressed market of professional users and higher-end DIY customers does not extend into the larger general consumer tool markets. Each of the businesses in the PTE segment faces a number of competitors, many of whom are larger, have more resources and are more fully integrated. Growth in these markets should come from product development, continued penetration of expanding market channels and acquisitions. Patents and proprietary technology are becoming more significant in this market.

Competition at the end-user level focuses primarily on brand names, product performance and features, quality, service and, most importantly, price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, after-sale service capability and competitive pricing. The strategy of the businesses in the PTE segment is to be the price/quality leader in its selected markets. Their success in maintaining their respective positions in the marketplace is largely due to continuing product feature innovations, new products and outsourcing and other cost-reduction measures. As leaders in their markets, these businesses are able to command access for their products in the most important channels in the face of growing competition.

Description of the Water and Fluid Technologies Segment:
    Products; markets; competition

Products include: pumps for wells, sump pumps for residential service, submersible non-clog and grinder pumps and systems for residential, commercial, and municipal service, pumps for water treatment and wastewater solid handling, fire pumps, and reciprocating, turbine, submersible, and centrifugal pumps for commercial and industrial services; a complete line of control valves used in the manufacture of water softeners and filtration, deionization, and desalination systems; and automated and manual lubrication systems and equipment, pumps and pumping stations for fluid transfer applications.

The products are sold in the United States, Canada, and overseas under the brand names Myers, Aplex, Fairbanks Morse, Aurora,
Water  Ace, Shur Dri, Hydromatic, Fleck, SIATA, Lincoln,  Lincoln
Industrial, and ORSCO.

Products are sold through various channels, including the do-it-yourself market for retail sale through home centers and hardware stores, by specially qualified systems distributors with design, installation and service capability, through industrial supply and specialty distributors and stores, directly by internal sales organizations, and through national catalog distribution.

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

The water and waste water pump industry has experienced a significant trend toward consolidation in 1997, evidenced in part by  the  acquisitions of Goulds Pump, Inc. by ITT Corporation and of the former General Signal Pump Group by Pentair. The latter acquisition by the Company significantly expanded the number, range and targeted markets of the Pentair Pump Group.
The Company continues to rationalize the product lines, facilities and manufacturing operations of these businesses
to  cut  costs  and   increase efficiencies.  The water treatment
industry is also  experiencing rapid   consolidation,  as  evidenced
by United States Filter Corporation's 1997 acquisition of Culligan Water Technologies, Inc., both current customers of the Company's
water   conditioning  valve  business.   There  are   two   major
independent  valve  suppliers,  including  the  Company,  and   a
restricted  number of small independent suppliers.  In  addition,
there   are  a  number  of  captive  valve  manufacturers   whose
production  is  used  to  support  their  own  sales   of   water
conditioning  systems.   Growth  will  come  largely  from  niche
acquisitions and product development.

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

Description of the Electrical and Electronic Enclosures Segment:
    Products; markets; competition

Products include metallic and composite enclosures and cabinets that house electrical and electronic controls, instruments, and components, cabinets, cases, subracks, microcomputer packaging systems as well as a full line of accessories including backplanes, power supplies, and technical workstations. Products manufactured fall within two broad groups, standard and modified standard products and custom-designed products.

The products are sold in the United States, Canada, and overseas under the brand names Hoffman, Schroff, Transrack, Optima, Eraba,
Electronic Enclosures, and Pentair Enclosures.

Segment products are sold in three primary markets: electrical enclosures in North America, the channel which is primarily through industrial electrical distribution; electronic enclosures throughout the world, sold primarily through electronic equipment distributors and to original equipment manufacturers (OEMs); and information and communication technology (ICT) products throughout the world, marketed primarily to OEMs. The company is increasingly focusing efforts on serving the latter two faster-growing markets in the US and abroad both through acquisition and through modified standard and custom-designed products.

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

Competition in product markets can be very intense, especially in electronic and ICT markets. Finally, growth in the EEE segment will likely come from development of distribution, growth in defined modification product offerings, product development, geographic expansion and acquisitions.

Competition in each of the three product markets focuses on price, product features and innovation, service, quality and delivery.

Information Regarding All Segments:

    Status of new products.

The industries in which the segments participate are essentially mature and do not experience the introduction of new products or technologies that materially change the nature of the industry. Nonetheless, new product development or improvement becomes more important for sales growth and channel penetration. The Company emphasizes product development in all its segments; products introduced within the last five years average 30% of annual sales. No single new product constitutes a material amount of sales.

    Raw materials.

The raw materials used in Pentair's manufacturing processes include steel (bar and sheet), brass, copper, aluminum and various other metals and plastics. Selected motors, castings, plastic parts and components are also purchased. The supply of all raw materials and components is currently adequate. The PTE and WFT segments import a significant dollar amount of selected products and components from Taiwan and China, the supply of which is also currently adequate.

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

No material portion of Pentair's business is of a highly seasonal nature. The PTE segment, however, has historically experienced strong fourth quarter and weaker first quarter sales and billings, due in part to holiday retail sales. Reflecting the somewhat seasonal impact of the PTE segment and the growing importance of home center business, there is a buildup of inventory in the third quarter in anticipation of fourth quarter shipments.

    Dependence on limited number of customers.

The Company as a whole is not dependent on a single customer or on a few customers. The loss of a limited number of customers would not have a material adverse impact on the Company's results of operations. The single largest customer of the Company as a whole accounted for approximately 8% of sales in 1998.

    Backlog.

Other than for some municipal water system pumps, the segments normally have few products with long lead times. The nature of the businesses emphasizes maintaining inventories sufficient to satisfy customer needs on a timely basis. Production and sourcing is geared towards providing adequate inventories in order to minimize customer back orders. Accordingly, backlogs are not material to understanding the sales trends or manufacturing fluctuations of the segments.

    Government contracts.

The Company has no significant portion of sales under federal government contracts that may be subject to renegotiation of profits or termination of contracts at the election of the government.

    Research and Development.

Pentair's businesses have not historically undertaken any significant basic or applied research, since the products and processes involved are more traditional and are well known to all competitors. As discussed above, however, each of the segments, especially PTE, undertakes extensive product development work in order to continue improvements in features and costs. Overall, Pentair's businesses spent over 1.2% of sales on such development in 1998 and 1997. See also Note 1 of Notes to the Consolidated Financial Statements included in Item 8.

    Environmental Matters

See Management's Discussion and Analysis and Note 9 of Notes to the Consolidated Financial Statements included in Item 8.

    Employees.

As of December 31, 1998, the Company and its subsidiaries employed approximately 10,500 persons world-wide. Total employees in the United States were approximately 7,180 of which 1,613 were
represented   by   trade  unions  having  collective   bargaining
agreements (22.5%).

Labor contracts negotiated in 1998: IAM Local 1297 - Ashland, Ohio (extended to 7 April 2003) approximately 330 employees; IAM Local 9 - St. Louis, Missouri (extended to 30 April 2001) approximately 160 employees; United Steelworkers of America Local 8630 - Tupelo, Mississippi (extended to 1 June 2001)
approximately 165 employees; Teamsters Local 984 - Memphis, Tennessee (extended to 31 March 2000) approximately 85 employees; UAW Local 1612 - Pennsauken, New Jersey (extended to 30 November
2001) approximately 50 employees.

Contracts  expiring  in 1999: International Union  of  Electrical
Workers   -   Jonesboro,   Arkansas  (expires   4   April   1999)
approximately 205 employees.

The Company considers its employee and labor relations to be good and believes future contracts will be able to be negotiated on terms beneficial to the businesses and their employees.


(d)  Financial Information about Foreign Operations.

The  Company operates primarily in North America,  Europe  and
Asia.

Segment Geographic Information:

                        Revenues                     Assets
(In millions) 1998     1997     1996       1998     1997      1996
United States $1,513.5 $1,275.5 $1,047.1   $1,076.7 $1,031.0  $761.9
Canada           102.5     98.3     77.7       30.6     27.9    24.6
Germany          113.1     99.4    115.7      211.6    200.6   240.0
Other Europe     135.1    164.5    136.0      184.5    116.9    65.0
Pacific Rim       38.1     49.5     38.9       14.7     15.9    14.5
Rest of World     28.3     26.6     21.8        0.0      0.0     0.0
Total         $1,937.6 $1,713.8 $1,437.2   $1,518.1 $1,392.3$1,106.0

Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into $U.S. dollars.


              EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant.
Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 28, 1999.

Louis L. Ainsworth                   51
Senior Vice President and General Counsel since July 1997;
Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 - June 1997.

Winslow H. Buxton                    59
Chairman since January 1993; President and Chief Executive
Officer since August 1992.

Richard J. Cathcart                  54
Executive Vice President since February 1996; Executive Vice
President, Corporate Development March 1995 - February 1996; Vice
President, Business Development of Honeywell, Inc. 1994 - March
1995.

Joseph R. Collins                    57
Vice-Chairman since November 1998; Executive Vice President March
1995 - October 1998; Acting Chief Financial Officer, June 1993 -
March 1994; Senior Vice President - Specialty Products August
1991 - February 1995.

George M. Danko                      48
Vice President, Corporate Development since October, 1997; General Manager of Sales Operations of General Electric's Electrical Distribution and Control Division September 1994 - October 1997; General Manager Tektronix Test & Measurement Division June 1992 - August 1994.

Karen A. Durant                      39
Vice President, Controller since September 1997; Controller January 1996 - August, 1997; Assistant Controller September 1994
- December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant) October 1989 - August 1994.

Randall J. Hogan                     43
Executive Vice President since March 1998; President of United
Technologies' Carrier Transicold Division 1995 - 1997; Vice
President and General Manager Pratt & Whitney Turbo Power &
Marine Division 1994 - 1995.

Richard W. Ingman                    54
Executive Vice President and Chief Financial Officer since August
1996; President of Hoffman Enclosures Inc. (subsidiary of
Registrant) March 1994 - July 1996; Vice President of Corporate
Development August 1989 - February 1994.

Debby S. Knutson                     44
Vice President, Human Resources since September 1994; Assistant
Vice President, Human Resources , August 1993 - September 1994.

Roy T. Rueb                          58
Vice President, Treasurer since October 1986 and Secretary since
June 1994.

James A. White                       53
Executive Vice President since November 1998; Senior Vice
President, Professional Tools Businesses July 1997 - October
1998; President of Porter-Cable Corporation (subsidiary of
Registrant) December 1991 - June 1997.

There is no family relationship between any of the executive officers or directors.


Item 2.  Properties

The Company and its subsidiaries operate in 56 manufacturing and distribution locations in North America, Europe and Asia. The Company owns most of its facilities with the exception of the following major facilities which are leased or leased under special tax increment financing: in the United States - Mt. Sterling, KY; Jackson, TN; Kansas City, KS; Aurora, IL; Ashland, OH (Hydromatic) and in France - Betschdorf, France.

The number, type, location and estimated size of the Company's properties are shown on the following charts, by segment.
(Professional Tools and Equipment - PTE; Water and Fluid
Technologies - WFT; Electrical and Electronic Enclosures - EEE)

           Number and Nature of FacilitiesMfg. and Distribution
Segment     HQ & Mfg.DistributionSales/ServiceSquare Footage
(000's)

PTE             9         3         31          2,210
WFT             12        9         15          2,265
EEE             17        5         32          2,565
Other:
Corporate Office1                                 22

Locations of HQ, Manufacturing and Distribution Facilities
              North
Segment      America    Europe     Asia

PTE             11        1         0
WFT             14        6         1
EEE             11        9         2
HQ Offices      1

Management believes that its owned and leased facilities are well maintained and suitable for the operations conducted.

Item 3.  Legal Proceedings.

The Company or its subsidiaries have been made parties to actions filed, or have been given notice of potential claims, relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, patent infringement, and employment matters. Major matters that may have an impact on the Company are discussed below. The Company believes that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations, based on current circumstances known to the Company.

Environmental Claims.  The Company and its current subsidiaries have been named as defendants, targets or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which the Company or its current or former business units have generally been given de minimis status.  None of these claims have resulted to date in cleanup costs, fines, penalties or
damages in an amount material to Company's financial condition or results of operations.  The Company has disposed of a number of businesses over the past ten years; in certain cases, such as the disposition of Company's Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of its Federal Cartridge Company ammunition business in 1997, Company has retained responsibility for
some or all environmental obligations and potential liability.   The
Company has established what it believes to be, based on current circumstances known to it, adequate accruals for potential liabilities arising out of these retained responsibilities.

In addition to retained obligations relating to these disposed operations, there are pending environmental issues concerning a site in Jackson, Tennessee, on which the state environmental agency has opened an investigation. The Company acquired the site from Rockwell International Corporation, with whom the Company has agreed on division of responsibility for remediation and other future costs relating to the site. The Company does not believe, however, that projected response costs, as currently known, will result in material liability or material changes in operations.

Product Liability Claims.   As of March 1, 1999, the Company
or its subsidiaries are defendants in approximately 127 product liability lawsuits and have been notified of approximately 179 additional claims. The Company has had and currently has in place insurance coverage it deems adequate for its needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company ("Penwald"), a regulated insurance company wholly owned by the Company.
See discussion in Item 7 (Management's Discussion & Analysis -Insurance Subsidiary) and Item 8 (Note 1 of Notes to the Consolidated Financial Statements - Insurance Subsidiary). Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Company has not experienced unfavorable trends in either the severity or frequency of product liability claims.

Patent Infringement Claims.   In late 1998, The Black & Decker
Corporation ("Black & Decker"), a competitor of the Company in its PTE segment, commenced litigation against the Company's Porter-Cable business claiming patent infringement over the new Porter-Cable plate joiner. At trial, Black & Decker sought
$14 million in compensatory damages and removal of the plate joiner from the market. In late February 1999, the jury found for Black & Decker on a limited number of its claims and awarded $1 million in damages. Porter-
Cable intends to appeal from the judgment, as it believes that there was no infringement of the Black & Decker patent at issue. The Company understands that Black & Decker will likely also appeal this case. In order to minimize the liklihood of future claims, Porter-Cable changed the design of the plate joiner involved shortly after its introduction.


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


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters.

(a)    Market Information
       Pentair  Common  Stock is listed on  the  New  York  Stock
       Exchange under the symbol "PNR".

       1998                  High      Low       Close
       First Quarter         $45 9/16  $34 3/16  $44 3/4
       Second Quarter        $45 3/4   $37 1/4   $42
       Third Quarter         $43       $27 7/8   $32 1/4
       Fourth Quarter        $41       $30 7/16  $39 13/16
       1997
       First Quarter         $31 3/4   $28 7/8   $28 7/8
       Second Quarter        $35       $27 1/2   $32 7/8
       Third Quarter         $37 1/2   $33 7/8   $36 7/8
       Fourth Quarter        $39 5/8   $34 1/8   $35 15/16

(b)    Holders of the Corporation's Capital Stock
       As of December 31, 1998, there were 4,432 holders of record of the Corporation's Common Stock.

(c)    Dividends
       In December 1998, the board of directors increased the cash dividend to $.16 per share quarterly for an indicated annual rate of $.64 per share. Pentair has now paid 92 consecutive quarterly dividends, and in each year since 1976, the amount of the dividend payment has increased. See Note 6 of Notes to the Consolidated Financial Statements for certain dividend restrictions.

       Quarterly dividends per common share for the most recent two years are as follows:

                                1998           1997
       First Quarter             $.15           $.135
       Second Quarter             .15            .135
       Third Quarter              .15            .135
       Fourth Quarter             .15            .135
       TOTAL                     $.60           $.540

(d)    Annual Meeting of Stockholders
       The   1999   Annual   Meeting  of  Shareholders   of   the
       Corporation is scheduled to be held on April 28, 1999 at 10:00 a.m. at the Northland Inn & Conference Center,
       Minneapolis, Minnesota.



Item 6.Selected Financial Data.



SELECTED FINANCIAL DATA
Pentair,  Inc.  and Subsidiaries  (In millions, except per share data)

                  1998  1997  1996  1995   1994  1993 1992 1991 1990 1989

Income Statement Data
Net Sales
Professional Tools
     and Equipment    849.3    747.1    582.7    492.4    453.5  408.1
Water and Fluid
     Technologies     537.9    404.0    322.3    237.5    210.6  184.4
Electrical and Elec-
  tronic Enclosures   564.0    579.4    548.8    542.5    460.5  236.7
Other                 (13.6)   108.6    113.3    130.5    137.1  117.4

  Total             1,937.6  1,839.1  1,567.1  1,402.9  1,261.7  946.6  864.0  802.9  805.2  798.4

Operating Income
Professional Tools
     and Equipment    108.2     84.4     60.6     49.2     44.1   37.8
Water and Fluid
     Technologies      71.4     46.0     44.4     25.1     17.5   10.2
Electrical and Elec-
  tronic Enclosures    51.8     53.3     59.6     56.0     44.2   20.7
Other                 (38.2)   (13.9)   (21.7)   (14.1)    (0.2)  (0.6)

  Total               193.2    169.8    142.9    116.2    105.6   68.1   61.9   53.1   47.9   52.1

Earnings before
   income taxes       170.9    158.4    124.6    101.7     83.5   55.1   47.7   38.4   31.6   35.2
Income from con-
  tinuing operations  106.8     91.6     74.5     60.5     50.1   32.7   27.2   18.8   16.9   19.4
Net income (a)        106.8     91.6     74.5     77.2     53.6   46.6   42.8   41.1   33.0   36.4

Common Share Data
EPS-Diluted (a)(b)     2.46     2.11     1.73    1.41      1.17    .76    .64    .47    .42    .50
Cash Dividends          .60      .54      .50     .40       .36    .34    .32    .30    .29    .26
Stock Dividends          --       --      100      --        --     50     --    --      --     --
Book Value            17.03    15.12    13.69   12.37     10.71   9.29   8.21   8.79   7.97   7.42
Stock  Price       39 13/16 35 15/16    321/4   24 7/8   21 3/8 16 1/2 13 3/16 13 7/16 8 1/4  9 3/16
Market Capitalization 1,718    1,548    1,378   1,045       899    692    549    558    342    352

Balance Sheet Data
Preferred
  Equity (net)        53.6      53.4     47.6    44.6      40.9   33.9   77.4   74.1   68.4   65.9
Common Equity        655.8     577.2    516.2   458.3     391.1  336.9  260.0  275.7  247.8  241.0
ROE %(a)              16.6      15.9     14.3    16.9      13.2   13.6   12.8   13.3   11.1   14.1
Capital Expenditures  53.8      77.5     71.6    63.8      57.8   28.1   28.0   26.5   28.0   28.7
Total  Assets      1,554.7   1,472.9  1,289.0 1,252.5   1,161.1  863.1  769.5  698.4  696.5  708.9
Long-Term Debt       288.0     294.5    279.9   219.9     408.5  236.7  209.3  191.2  217.5  243.4
Debt to Capital %       29        32       33      31        49     39     38     35     41     44

All  Share  and  Per  Share Data adjusted  for  stock  dividends.
(a)   1992 - before the cumulative effects of accounting changes.
(b)   From continuing operations.

Item 7.Management's   Discussion  and   Analysis   of   Financial
       Condition and Results of Operations.

Management's Discussion and Analysis

Strategic Direction

Pentair grows its businesses through innovative marketing and product design and intensive productivity improvement, coupled with capital investment, and employee training and participation. Pentair has chosen to focus these skills on its three core markets of Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE). During the last four years, Pentair has divested its paper businesses (1995) and Federal Cartridge (1997) and has made twelve acquisitions in its three core markets.


Results of Operations

               Professional  Water and     Electrical and
               Tools and     Fluid         Electronic
(In thousands) Equipment     Technologies  Enclosures     Other*    Total
NET SALES
1998           $849,294      $537,880      $564,045       $(13,641) $1,937,578
1997            747,066       403,979       579,366        108,645   1,839,056
1996            582,689       322,252       548,798        113,326   1,567,065

OPERATING INCOME
1998           $108,242       $71,353       $51,753       $(38,156)   $193,192
1997             84,355        45,987        53,313        (13,853)    169,802
1996             60,556        44,445        59,592        (21,674)    142,919

*Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal) and intercompany eliminations.


CONSOLIDATED
1998 VERSUS 1997
Consolidated net sales increased to $1,937.6 million in 1998, representing a 5.4% increase over 1997(up over 13% excluding the 1997 sales of Federal Cartridge, divested in November 1997). PTE and WFT posted double-digit growth rates, with the latter including the full year effect of a 1997 pump business acquisition. EEE segment experienced lower sales due to soft capital spending environments in the U.S. and the overall German and Asian economies.

Operating income increased to $193.2 million in 1998, up 13.8% over 1997, which as a percent of sales improved from 9.2% to 10.0%. Profitability improved due to volume efficiencies, favorable outsourcing opportunities, and manufacturing/purchasing efficiencies resulting from the integration of acquired pump businesses. Gross profit margins improved to 31.3% in 1998 versus 29.8% in 1997. Research and development expenses were 1.2% of net sales versus 1.2% in 1997. Selling, general and administrative expense (SG&A) as a percent of sales was 20.2% in 1998 as compared to 19.4% in 1997. The Company continues to incur costs to support major information system upgrades (which are starting to be offset by the associated cost improvements) and expenses were incurred to implement company-wide process improvement and cost savings programs with benefits beginning in 1999.

Interest expense was higher in 1998 as compared to 1997 due to slightly higher effective interest rates.

The Company's effective income tax rate was 37.5% in 1998. The comparable 1997 tax rate (excluding the unusual tax impact on the sale of Federal) was 39.0%.

Net income increased 16.6% to $106.8 million versus $91.6 million in 1997. EPS of $2.46 in 1998 represented an increase of 16.6% over 1997 EPS of $2.11. Excluding the $0.03 gain from the sale of Federal in 1997, there was an 18.3 percent increase over 1997.


1997 VERSUS 1996
Consolidated net sales increased to $1,839.1 million in 1997, representing a 17.4% increase over 1996. The double-digit growth rate is attributable to additional strategic acquisitions and
continued growth in North America.   Outside of North America,
difficult European markets and weak local currencies limited the growth of sales in dollar terms.

Operating income increased to $169.8 million in 1997, up 18.8% over 1996. Operating income as a percent of sales improved slightly from 9.1% to 9.2%. Significant margin gains in most existing businesses were nearly offset by the lower operating margins of our recent acquisitions. Strategic investments were made throughout all the operating segments to position the Company for continued productivity gains, increased capacity and improved customer service and satisfaction. Gross profit margins were maintained, remaining nearly flat at 29.8% in 1997 versus 29.9% in 1996. Research and development expenses increased to 1.2% of net sales versus 1.0% in 1996 due to the increasing stream of new products. Selling, general and administrative expense (SG&A) as a percent of sales was 19.4% in 1997 as compared to 19.8% in 1996. The Company continued to incur costs to support major information system upgrades, which are starting to be offset by the associated cost improvements.

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

Taxes on the gain from the sale of Federal were greater than the Company's normal tax rate due to non-deductible goodwill created as part of the original structure of the 1988 Federal-Hoffman acquisition. The Company's effective income tax rate of 42.2% includes this incremental tax from the gain on sale. The tax rate excluding the gain on the sale of Federal was 39.0% as compared to 40.2% in 1996.

Net income increased 22.9% to $91.6 million versus $74.5 million in 1996. EPS of $2.11 in 1997 represented an increase of 22.0% over 1996 EPS of $1.73. EPS without the gain from the sale of Federal was $2.08, a 20 percent increase over 1996.


OUTLOOK
Pentair is focused on three core markets. This diversification enables the Company to consistently improve results despite difficult markets in one or another segment. Continuing demand for power tools and service equipment, ever-rising needs for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair's chosen businesses excellent prospects for strong long-term performance. The Company's basic operating strategies - ongoing cost containment, new product development, multi-channel distribution, and the pursuit of value-added acquisitions - drive the businesses in both growing and softer economies. The Pentair Accelerating Competitive Excellence (PACE) Project is a corporate-wide process redesign and cost savings program implemented in 1998 which management believes will improve operating efficiencies and therefore performance.

The Company continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past four years. Of the past twelve acquisitions, most were smaller businesses or product lines, which fit with existing operations, offering new products, or expanded geographic scope. Two, however, were stand-alone strategic acquisitions of large established businesses, that helped create Pentair's Water and Fluid Technologies segment. Pentair intends to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets, which have the capability to significantly expand its current segments, or in appropriate cases, to establish an additional business segment.


SEGMENT DISCUSSION

Pentair operates in three segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and
Electrical and Electronic Enclosures (EEE).


PROFESSIONAL TOOLS and EQUIPMENT

The PTE segment includes Delta International Machinery, Porter-Cable, Lincoln Automotive and Century Manufacturing. Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, and lubricating and lifting equipment.

1998 VERSUS 1997
PTE sales increased by $102.2 million or 13.7%. These businesses continue to outperform their markets, upholding a performance record that includes three consecutive years of double-digit sales growth and five consecutive years of double-digit operating income growth. The tool businesses continued to introduce innovative new products such as a plate joiner and jigsaw and expanded its offering of pneumatic nailers, staplers and accessories. The service equipment business increased sales of Booster Pacs and expanded its automotive offering with the product line acquisition of T-Tech automatic transmission fluid exchangers.

Operating income as a percent of sales increased to 12.7% in 1998 from 11.3% in 1997. Profitability increased in the tool business due to favorable sourcing opportunities and volume efficiencies. Profitability also increased in the service equipment business due to productivity improvements and facility rationalizations.

1997 VERSUS 1996
PTE sales increased by $164.4 million or 28.2%. The full year effect of 1996 acquisitions contributed to less than half of the growth in sales. Substantial growth was achieved in the tool business due to the introduction of new products, increased brand awareness and continued expansion of the home center channel.

Operating income as a percent of sales increased to 11.3% in 1997 from 10.4% in 1996. Profitability improved across the entire segment due to volume efficiencies, cost control activities and continued productivity improvement.


OUTLOOK
The Professional Tools and Equipment segment is expected to perform well in 1999 with sales growth expected to continue to be in the double digits due to product line expansions and continued cross marketing through multiple channels of distribution.
Profits should increase due to process improvements and additional rationalization activities.

WATER and FLUID TECHNOLOGIES

The WFT segment includes the Pentair Pump Group, Fleck Controls and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, valves for water softeners, and automated and manual lubrication systems and equipment.

1998 VERSUS 1997
WFT sales increased by $133.9 million or 33.1%, primarily due to the full year effect of the 1997 pump business acquisitions; internal growth accounted for approximately 5% of the sales increase. Net revenues were adversely impacted in part by the deliberate elimination in 1998 of the unprofitable sales from the Layne & Bowler product line, acquired as part of the General Signal pump acquisition in 1997.

Operating income as a percent of sales increased to 13.3% in 1998 from 11.4% in 1997. The Group's performance benefited from improved performance at the water conditioning control valve business, increased profitability at European operations, and over $10 million worth of manufacturing and purchasing efficiencies resulting from the integration of the acquired pump businesses.

1997 VERSUS 1996
WFT sales increased by $81.7 million or 25.4%, primarily due to acquisitions. In particular, 1997 results included 4 months of operations from the pump businesses purchased from General Signal. Otherwise, this segment experienced moderate growth, dampened by the effects of a stronger U.S. dollar on the results of the European operations.

Operating income as a percent of sales decreased to 11.4% in 1997 from 13.8% in 1996. 1997 acquisitions had lower margins than the overall 1996 percentage for this segment. In addition, one plant experienced temporary production difficulties in meeting customer demand. Investments were made in 1997 across the segment addressing plant and product rationalization, process redesign, and production capacity. Profitability was also impacted by the weak European economy and the effects of a stronger U.S. dollar.

OUTLOOK
The WFT segment intends in 1999 to expand its presence in global markets and broaden its product offerings. Volume efficiencies and productivity improvements are anticipated to continue to generate higher margins in core markets.


ELECTRICAL and ELECTRONIC ENCLOSURES

The EEE segment includes Hoffman Enclosures, Schroff and the new
Pentair Enclosures U.K. acquisition. Products manufactured include metallic and composite cases, subracks and cabinets that house and protect electrical and electronic controls, instruments, and components.

1998 VERSUS 1997
EEE sales decreased $15.3 million or 2.6%. Enclosures Americas sales were lower in 1998 largely due to lower automotive and machine tool capital spending. Enclosures Europe sales also decreased due to slow sales of standard product throughout Europe, while Enclosures Asia sales were below 1997 due to the weak Asian economy. With the October 1998 acquisition of Pentair Enclosures U.K., Pentair strengthened its position in markets serving high-growth manufacturers in information and communication technology markets.

Operating income as a percent of sales was flat at 9.2%, the same overall profitability as 1997, despite a decrease in sales. Enclosures Americas increased profits due to overhead reductions and repositioning of the sales force to focus on high growth customers and leverage modification capabilities. Enclosures Europe earnings declined in part due to lower volumes and unfavorable product mix throughout Europe. In addition, the closing of one facility in France and resultant headcount reductions were delayed by a lengthy government approval process until the fourth quarter of 1998. Enclosures Asia profitability decreased due to the weak Asian economy.


1997 VERSUS 1996
EEE sales increased by $30.6 million or 5.6% including a 1997 acquisition. In addition, North American sales were the highest in history and outpaced the overall growth in the markets served. The European operations, as measured in local currencies, also experienced year-over-year sales growth despite a continued weak economy in Europe. However, European sales (excluding acquisitions), as measured in a stronger U.S. dollar, were less than 1996.

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


OUTLOOK
The EEE segment holds a leading position in the global enclosures market and has excellent prospects for growth and profitability improvement as the business positions itself to continue leadership in standard product markets and expand offering of modified product. The recent acquisition of Pentair Enclosures U.K. has increased the focus and ability to provide custom products and serve the fast growing telecom and datacom customers. The EEE segment is implementing a number of changes in its operations in order to control costs, improve productivity and respond more flexibly to its customers. Actions to be taken will likely include some facility rationalization and headcount reductions in 1999 and beyond.

Liquidity and Capital Resources

The Company's free cash flow (cash from operations less capital expenditures) was $81.5 million in 1998, up from $40.4 million in 1997. The Company is targeting continued growth in free cash flow as a percent of sales through improved profitability and working capital ratios. The Company believes that cash flow from operations will continue to exceed its needs for capital programs, smaller acquisitions and dividends in the next year.

The Company's financial position was strengthened in 1998, even taking into account the three acquisitions made during the year. As of December 31, 1998, the long-term debt to total capital ratio was 29 percent, compared to 32 percent at the end of 1997. The Company has sufficient financing capacity to continue its current acquisition program and to support its ongoing stock repurchase program. The stock repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. Significant acquisitions (above approximately $250 million) may require new or enlarged credit facilities. The Company believes these facilities would be available from various sources, if needed.

Pentair invests capital to maintain existing businesses, implement productivity improvements, introduce new products and develop new businesses. In the last five years, approximately
$325 million has been invested in Pentair's businesses (excluding acquisitions).

The Company expects capital spending in 1999 to be in the $60 -$70 million range. Contemplated uses include computer systems, cost reduction projects, new product development and reconfiguration of manufacturing facilities.

The Company raised its anticipated 1999 quarterly dividend to 16 cents per share to an indicated annual rate of $.64 per share. This is a 7% increase over 1998. Pentair has increased its dividend payment each year since 1976. Since the first cash dividend in 1976, dividends have increased at an average annualized growth rate of 14%.


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

ENVIRONMENTAL MATTERS
Under current laws and regulations, Pentair's obligations relating to environmental matters are not expected to have a material impact on the Company's operations, financial condition or operating results. Some subsidiaries face remediation of soil and groundwater as a result of predecessors' or their own previous disposal practices. In addition, Pentair subsidiaries have been named as potentially responsible parties at a small number of Superfund or other sites being studied or remediated. Generally, the affected business has been deemed to be a de minimis defendant or its share of remediation costs has not been material to Pentair. Pentair contractually retained certain obligations pertaining to environmental issues of discontinued paper businesses and the divested sporting ammunition business. Costs and capital expenditures related to environmental obligations were not material to the Company's operations in either 1998 or 1997, and are not anticipated to be material in 1999.

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


YEAR 2000

Background
The Year 2000 issue is the result of computer programs and embedded computer chips originally having been designed and developed using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware as well as its products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for both the Company and its customers who rely on its products.

State of Readiness
The Company's businesses have had "Y2K Project" programs in place since as long ago as 1995 to address Year 2000 problems in critical business areas for information management systems, non-information systems with embedded technology, suppliers and customers. The Company has largely completed its review and compliance planning for its critical information systems (IS). Certain of the Company's larger businesses have completed the implementation of required actions for compliance; the balance of the business units are in the process of implementation. In many cases, implementation includes installation of new Enterprise Resource Planning ("ERP") systems designed to enable these businesses to operate more efficiently and to provide better management reporting. Pentair anticipates that implementation and testing phases will be substantially complete throughout the company by the third quarter of 1999.

The Company is also in the process of reviewing and replacing, where necessary, its other automated communications and manufacturing systems. The Company estimates that it will complete this phase by the second quarter of 1999.

None of the Company's products are believed to be date dependent.

The Company has close working relationships with a large number of suppliers and customers. These include, among others, utility and telecommunication providers, raw materials and components suppliers, and financial institutions, managed care organizations and large retail establishments. The Company has been reviewing, and continues to review, with its critical suppliers and major customers the status of their Year 2000 readiness. The Company's business units have established plans for ongoing monitoring of suppliers during 1999.

Costs to Address the Year 2000 Issue
As a result of the numerous different IS systems used by businesses that the Company has acquired in recent years and also as a result of changing business requirements, the Company has an ongoing development plan with scheduled replacements of hardware and software occurring in 1999 throughout the organization. Year 2000 compliance is a by-product of our development plan.

The estimated cost associated with the total IS development plan over the five-year period from 1995 to 1999 is anticipated to be approximately $55 million, which is approximately 80% complete. The estimated cost specifically attributable to Year 2000 compliance, apart from other IS development activities, amounts to approximately $10 million, of which $8 million had been spent through December 31, 1998. Pentair has not deferred any significant IS projects as a result of the implementation of the Y2K Project.

Risks Represented by the Year 2000 Issue
Pentair believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. However, there can be no assurance that the Company's systems or equipment, nor those of third parties on which Pentair relies, will be Year 2000 compliant , in all material respects, in a timely manner. Nor can Pentair give any assurance that its own or third parties' contingency plans will mitigate the effects of any noncompliance. Pentair believes that non-compliance with Year 2000 issues would likely result in some reduction of the Company's operations for the first part of the year 2000, which could have a material adverse effect on the Company's businesses or their financial condition. Based on its assessments to date, Pentair believes it will not experience any material disruption as a result of Y2K issues in internal manufacturing processes, information processing, interfacing with major customers or processing orders and billing. However, if critical utility service providers experience difficulties, which affect Pentair, or its business units, a shutdown of some or all operations at individual facilities could occur. Pentair is developing contingency plans to provide for continuity of processing (in the event of a Y2K disruption) which will be based on the outcome of its Y2K compliance reviews and the results of third party verification efforts. Assuming no major disruption in service from utility companies or similar critical third-party providers, Pentair believes that it will be able to manage its Year 2000 transition without material effect on Pentair's results of operations or financial condition.

The most reasonably likely worst case scenario of failure by Pentair or its suppliers or customers to resolve Year 2000 issues would be a temporary slowdown or cessation of manufacturing operations at one or more of Pentair's facilities, and/or a temporary inability on the part of Pentair to timely process orders and to deliver finished products to customers. Delays in meeting customer orders would reduce or delay sales and affect the timing of billings to and payments received from customers and could result in complaints, charges or claims, or temporarily increasing working capital.

Contingency Plans
Pentair's businesses are in the process of developing Year 2000 contingency plans, based on their review of their internal and external compliance progress. A full review will be done following the end of the second quarter of 1999 to assess Pentair's vulnerability to internal non-compliance and potential third-party failures and actions which can be taken to reduce unfavorable impacts. Possible plans may include arranging alternative or additional suppliers and service providers, increasing inventory levels, providing additional back-up systems and replacing or upgrading equipment and software.


THE EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (EU) established fixed conversion rates through the European Central Bank (ECB) between their existing local currencies and the Euro, the EU's single currency. The participating countries have agreed to adopt the Euro as their common legal currency on that date; the Euro now trades on currency exchanges and be available for non-cash transactions.

The Company is reviewing the Euro's impact on the Company's business and pricing strategies. The Company's European business units have made the necessary investments in their IS systems in order to be able to handle transactions in Euros, as requested. The introduction of the Euro is not expected to have a material impact on the Company's overall currency risk or its ability to transact business.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in pricing of raw materials and sourced components, foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates.
The Company enters into financial instruments to manage and reduce the impact of some of these risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998 plus the Company's borrowing spread. Implied forward rates should not be considered a predictor of actual future interest rates.

The Company has entered into interest rate swap agreements with major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts.

The Company has also entered into foreign currency swap agreements with major financial institutions to hedge net assets in foreign subsidiaries, principally those denominated in Deutschemarks, Canadian Dollars and Italian Lira. During 1999, the Company intends to redraft its agreements to convert to the Euro currency.

See also Notes 6 & 7 of Notes to Consolidated Financial
Statements.


(in millions except percentages)
                               Expected Maturity Date            There-           Fair
                          1999    2000   2001      2002   2003   after   Total    Value
Long-Term Debt
Fixed Rate                $41.2   $22.8   $17.3    $2.3   $52.4   $51.2  $187.2   $205.7
  Average interest rate     6.9%    7.2%    7.3%    6.7%    6.7%    6.9%    6.9%

Variable Rate             $11.7   $54.2   $83.4    $0.5    $0.4    $3.5  $153.7   $153.7
  Average interest rate     5.2%    5.4%    5.4%    5.2%    5.2%    5.4%    5.4%

Interest rate swaps
  Variable to Fixed           --      --      --  $19.5       --  $55.0   $74.5    $(3.2)
    Average receive rate      --      --      --    5.3%      --    5.4%    5.3%
    Average pay rate          --      --      --    6.6%      --    6.6%    6.6%

Forward exchange
      Agreements   (1)
Receive U.S.$                 --      --      --      --   50.0       --            $6.4
Pay Canadian $                --      --      --      --   69.4       --
Receive Canadian $            --      --      --      --   69.4       --          $(12.3)
Pay Deutsche mark             --      --      --      --   88.0       --
Receive Canadian $            --      --    22.1      --     --       --           $(1.1)
Pay Deutsche mark             --      --    24.7      --     --       --
Receive Canadian $            --     1.8      --      --     --       --           $(0.2)
Pay Deutsche mark             --     2.0      --      --     --       --
Receive Canadian $            --      --      --     14.9    --       --           $(2.6)
Pay Italian Lira              --      --     --  18,000.0    --       --

Total exchange loss                                                                $(9.8)


(1) The foreign exchange information is presented in local currency by maturity, however, the fair value is presented in $U.S.


NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

It should be noted that certain statements herein which are not historical facts, including without limitation those regarding 1) the timeliness of product introductions and deliveries; 2) expectations regarding market growth and developments; 3) expectations for growth and profitability; and 4) statements preceded by "believes", "anticipates", "expects", "estimates" or similar expressions are forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from the results currently expected by the Company.

Factors that could cause such differences include, but are not limited to, 1) general economic conditions, such as the rate of economic growth in the Company's principal geographic markets or fluctuations in exchange rates; 2) industry conditions, such as the strength of product demand, the intensity of competition, pricing pressures, the acceptability of new product introductions, the introduction of new products by competitors, changes in technology or the ability of the Company to source components from third parties without interruption and at reasonable prices and the financial condition of the Company's customers; 3) operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies therein, and inventory risks due to shifts in market demand; and, 4) the expectations, uncertainties, costs and risks associated with Year 2000 issues, such as the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 programs as well as contingency plans; its estimated costs of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be compliant in a timely manner. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other IT resources; the ability to identify and remediate all date-sensitive computer coding or the ability to identify and replace all embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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


Item 8.Financial Statements and Supplementary Data.

The   following   consolidated  financial   statements   of   the
Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statements of Income
     for Years Ended  December 31, 1998, 1997 and 1996

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Cash Flows for Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income for Years Ended December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Independent Auditors' Report

CONSOLIDATED STATEMENTS OF INCOME
Pentair, Inc. and Subsidiaries

                                               Years Ended December 31
(In thousands,
  except per share amounts)              1998         1997         1996
Net sales                                $1,937,578   $1,839,056   $1,567,065

Operating costs
  Cost of goods sold                      1,330,310    1,290,798    1,098,064
  Selling, general and administrative       391,061      357,125      310,606
  Research and development                   23,015       21,331       15,476
  Total operating costs                   1,744,386    1,669,254    1,424,146
Operating income                            193,192      169,802      142,919

Gain on sale of business                          0       10,313            0
Interest expense                             24,020       22,261       19,537
Interest income                               1,772          528        1,220

Income before income taxes                  170,944      158,382      124,602

Provision for income taxes                   64,104       66,782       50,093

Net Income                                  106,840       91,600       74,509
Preferred dividend requirements               4,267        4,867        4,928
Income available to common shareholders    $102,573      $86,733      $69,581

Basic Earnings per Common Share               $2.67        $2.28        $1.86
Diluted Earnings per Common Share             $2.46        $2.11        $1.73

Average Common Shares
  Outstanding                                38,444       37,989       37,491
  Outstanding Assuming Dilution              43,149       43,067       42,752

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
Pentair, Inc. and Subsidiaries

                                                       December 31
(In thousands)                                    1998           1997
Assets
     Current assets
     Cash and cash equivalents                    $ 32,039       $34,340
     Accounts and notes receivable                 396,062       369,220
     Inventories                                   278,581       266,409
     Deferred income taxes                          30,397        23,401
     Other current assets                           11,490        12,000
        Total current assets                       748,569       705,370
     Property, plant and equipment
     Land and land improvements                     15,699        14,278
     Buildings                                     131,989       119,996
     Machinery and equipment                       419,418       374,967
     Construction in progress                       25,883        19,113
     Property, plant and equipment - gross         592,989       528,354
     Less accumulated depreciation                 284,731       234,800
        Property, plant and equipment, net         308,258       293,554
     Goodwill                                      474,488       429,279
     Deferred income taxes                               0        12,110
     Other assets                                   23,351        32,549
Total assets                                    $1,554,666    $1,472,862

Liabilities and Shareholders' Equity
     Current liabilities
     Accounts and notes payable                   $155,962      $152,592
     Compensation and other benefits accruals       69,893        70,758
     Income taxes                                    7,111        15,158
     Accrued product claims and warranties          29,475        35,114
     Accrued rebates                                19,682        21,658
     Accrued expenses and other liabilities         59,796        62,194
     Current maturities of long-term debt           52,874        34,703
        Total current liabilities                  394,793       392,177
     Long-term debt                                288,026       294,549
     Pensions and other retirement compensation     60,564        52,470
     Postretirement medical and other benefits      41,868        45,135
     Reserves - insurance subsidiary                29,441        32,313
     Other liabilities                              30,162        25,656
     Deferred income taxes                             447             0
     Commitments and Contingencies
            (Notes 9 and 18)
     Preferred stock - at liquidation value
      Outstanding: 1,534,919 shares in 1998 and
                   1,704,578 shares in 1997         53,638        59,696
     Unearned ESOP compensation                          0        (6,315)
     Common stock - par value, $.16 2/3
      Outstanding: 38,503,587 in 1998 and
                   38,184,804 in 1997                6,417         6,365
     Additional paid-in capital                    184,145       186,486
     Accumulated other comprehensive income         (3,962)       (5,085)
     Retained earnings                             469,127       389,415
      Total shareholders' equity                   709,365       630,562
Total liabilities and shareholders' equity      $1,554,666    $1,472,862

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Pentair, Inc. and Subsidiaries

                                        Years Ended December 31
(In thousands)                         1998      1997      1996

Preferred Stock
  Beginning Balance                    $59,696   $62,058   $65,656
  Conversions into common               (6,058)   (2,362)   (3,598)
  Ending Balance                        53,638    59,696    62,058

Unearned ESOP Compensation             $     0   $(6,315) $(14,440)

Common Stock - Par
  Beginning Balance                    $ 6,365   $ 6,287   $ 6,172
  Repurchase of common stock               (58)        0         0
  Employee stock plans - net                34        48        69
  Conversions into common                   76        30        46
  Ending Balance                         6,417     6,365     6,287

Additional Paid in Capital
  Beginning Balance                   $186,486  $179,143  $169,832
  Repurchase of common stock           (12,315)        0         0
  Employee stock plans - net             3,993     5,019     5,770
  Conversions into common                5,981     2,324     3,541
  Ending Balance                       184,145   186,486   179,143

Foreign Currency Translation Adjustment
  Beginning Balance                    $(2,612)  $ 7,892   $10,964
  Current period change                  1,025   (10,504)   (3,072)
  Ending Balance                        (1,587)   (2,612)    7,892

Unrealized Gains on Securities
  Beginning Balance                    $     0   $ 1,965   $ 1,090
  Current period change                      0    (1,965)      875
  Ending Balance                             0         0     1,965

Minimum Liability Pension Adjustment
  Beginning Balance                    $(2,473)  $(1,804)  $(1,034)
  Current period change                     98      (669)     (770)
  Ending Balance                        (2,375)   (2,473)   (1,804)

Retained Earnings
  Beginning Balance                   $389,415  $322,750  $271,249
  Net Income                           106,840    91,600    74,509
  Dividends
     Common                            (23,063)  (20,513)  (18,735)
     Preferred                          (4,267)   (4,867)   (4,928)
  Tax Benefit of preferred dividends       202       445       655
  Ending Balance                       469,127   389,415   322,750

TOTAL SHAREHOLDERS' EQUITY            $709,365  $630,562  $563,851

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Pentair, Inc. and Subsidiaries

                                           Years Ended December 31
(In thousands)                               1998        1997        1996
Operating acitvities
  Net income                                 $106,840    $91,600     $74,509
  Adjustments to reconcile to cash flow
     Depreciation                              53,133     53,723      47,925
     Amortization of intangible assets         15,255     14,113      11,595
     Gain on sale of securities                     0     (5,932)          0
     Deferred income taxes                      5,730    (11,268)        484
     Changes in assets and liabilities,
      net of effects of acquisitions
      and dispositions
     Receivables                              (25,788)   (61,647)    (16,791)
     Inventories                               (4,539)   (22,409)    (16,345)
     Other assets                              13,076     (6,946)    (13,488)
     Accounts payable                             666     46,673       2,615
     Accrued compensation and benefits         (2,229)    12,157      (9,277)
     Income taxes                              (8,661)   (14,081)      7,025
     Accrued rebates                            1,976      6,486       6,365
     Pensions and other
       retirement compensation                  6,214      8,578       8,695
     Current and Long-term Insurance
        Reserves                               (7,864)     2,902       6,211
     Other liabilities                        (18,496)     3,945      (7,818)

Cash From Operating activities                135,313    117,894     101,705

Investing activities
  Capital expenditures                        (53,843)   (77,461)    (71,646)
  Proceeds from sale of businesses             13,001    112,000     100,000
  Payments for acquisition of businesses      (68,384)  (210,620)   (195,917)
  Construction funds held in escrow               719      7,055     (9,251)
  Purchase of marketable securities                 0     (2,031)   (15,966)
  Proceeds from sale of marketable
       securities                                   0     48,727      6,274
Cash provided by (used for)
     investing activities                    (108,507)  (122,330)  (186,506)

Financing activities
  Long-Term Borrowings                         72,967    107,353     91,528
  Payments of Long-Term Debt                  (65,340)   (70,333)   (15,425)
  Repurchase of Stock                         (12,373)         0          0
  Unearned ESOP compensation decrease           6,315      8,124      6,634
  Employee stock plans and other                4,227      5,514      6,483
  Dividends                                   (27,329)   (25,380)   (23,663)
Cash provided by (used for)
     financing activities                     (21,533)    25,278     65,557

Effects of currency exchange rate changes      (7,574)    (9,475)     5,569

Increase (decrease) in cash
      and cash equivalents                     (2,301)    11,367    (13,675)

Cash and cash equivalents
     - beginning of period                     34,340     22,973     36,648

Cash and  cash  equivalents
     -  end  of  period                       $32,039    $34,340    $22,973

Supplemental Cash Flow Information: Cash payments for interest were $24,470,000, $18,507,000,and $25,591,000 for the years ending December 31, 1998, 1997 and 1996, respectively. Cash payments for income taxes were $64,956,000, $73,374,000,and $38,127,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Pentair, Inc. and Subsidiaries

                                                    Years Ended December 31
(In thousands)                                  1998        1997       1996
Net Income                                      $106,840    $91,600    $74,509

Other comprehensive income, net of tax:

  Foreign currency translation adjustments        1,025     (10,504)    (3,072)
  Unrealized gains on securities:
     Unrealized holding gains arising during
         the period                                   0       1,891        906
      Less reclassification adjustment for
         (gains)/losses included in net income        0      (3,856)       (31)

  Minimum pension liability adjustment               98        (669)      (770)

Other comprehensive income (loss)                 1,123     (13,138)    (2,967)

Comprehensive Income                           $107,963     $78,462    $71,542


Related Tax (Expense)/Benefit of Other
           Comprehensive Income:
  Foreign currency translation adjustments        $(656)     $6,716     $2,065
  Unrealized gains on securities:
   Unrealized holding gains arising
       during the period                              0      (1,018)      (488)
   Less reclassification adjustment for
       (gains)/losses included in net income          0       2,076         17
  Minimum pension liability                         (60         427        492

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries

1.  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include Pentair, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Insurance Subsidiary
The Company's wholly owned insurance subsidiary , Penwald
Insurance Company, insures general and product liability, product recall, workers' compensation, and auto liability risks.

Reserves for policy claims ($35,441,000 with $29,441,000 noncurrent as of December 31, 1998 and $43,305,000 with $32,313,000 noncurrent as of December 31, 1997) are established based on actuarial projections of ultimate loss.

In order to maximize investment earnings from insurance reserves, Penwald now has a long-term receivable from Pentair (established in July, 1997) in lieu of its former marketable securities portfolio. The intercompany receivable is interest bearing and payable on demand and eliminated in consolidation. Prior to July 1997, the insurance subsidiary invested in marketable securities including debt and equity securities classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt and equity securities classified as available-for-sale were carried at fair value on the balance sheet with unrealized gains and losses reported in a component of shareholders' equity.

The debt and securities investments were treated as operating assets of the insurance subsidiary and the related earnings ($2,864,000, and $1,824,000 in 1997,and 1996, respectively) were recorded as a reduction of the insurance component of cost of sales. The 1997 gain on sale of securities from the liquidation of the portfolio ($5,932,000) was recorded as other income and included as a reduction of selling, general and administrative costs.

Goodwill
The excess purchase price paid over the fair value of net assets of businesses acquired is amortized on a straight-line basis over periods ranging from 25 to 40 years. The amortization recorded for 1998, 1997,and 1996 was $15,255,000, $14,113,000, and
$11,160,000, respectively. Accumulated amortization was $61,311,000 and $44,658,000 at December 31, 1998 and 1997,
respectively. The Company periodically reviews goodwill to assess recoverability. The Company evaluates the recoverability by measuring the unamortized balance of such goodwill against estimated future cash flows. If events or changes in circumstances indicated that the carrying amount of such asset might not be recoverable, the asset would be adjusted to the present value of the estimated future cash flows. Based on evaluations performed, there was no adjustment to the carrying value of goodwill during any of the three years ended December 31, 1998.

Long-Lived Assets
Pentair evaluates the carrying value of long-lived assets. When the carrying value exceeds the projected undiscounted cash flows from the assets, an impairment is recognized to reduce the carrying value to the fair market value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are reduced for the cost to
sell.   Based on evaluations performed, there was no adjustment
to the carrying value of such assets during any of the three years ended December 31, 1998.

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

Earnings per Common Share
Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average common shares outstanding during the period.

Diluted earnings per common share is computed by dividing net income, after adjusting the tax benefits on deductible ESOP dividends, by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and upon the assumed conversion of each series of preferred stock. The tax benefits applicable to preferred dividends paid to ESOPs are recorded in the following ways. For allocated shares, they are credited to income tax expense and included in the earnings per share calculation. For unallocated shares, they are credited to retained earnings and excluded from the earnings per share calculation. See also Note 19.

Reclassifications
Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.


2. Adoption of New Accounting Standards

In 1998, the Company adopted the following new accounting standard: Statement of Financial Accounting Standard (FAS) No.
132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits". FAS 132 revises and standardizes disclosures for pensions and other postretirement benefits. See
Note 15.

In 1997, the Company adopted the following accounting standards:
Statement of Financial Accounting Standard (FAS) No. 128, "Earnings per Share", Statement of Financial Accounting Standard
(FAS) No. 130 "Reporting Comprehensive Income", and Statement of Financial Accounting Standard (FAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information". The impact of these new standards on Pentair was immaterial.

Prior year financial statements have been restated accordingly.


3. Accounting Developments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company must adopt this standard no later than January 1, 2000. The Company is reviewing the requirements of this standard, which are quite complex. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.


4. Acquisitions/Divestitures
1998
In 1998, the Company paid $68,384,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $34,479,000 of goodwill recorded during 1998 for these acquisitions. The pro forma effect of these acquisitions is not deemed material to the Company.

1997
In 1997, the Company paid $210,620,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $180,348,000 of goodwill recorded during 1997 for these acquisitions. The pro forma effect of these acquisitions is not deemed material to the Company.

In 1997, the Company sold its Federal Cartridge business for $112,000,000 cash plus receivables approximating $16,000,000 for final closing adjustments. Federal's operating results are included in the Company's results through October 31, 1997. The gain on the sale was $1,221,000 after income tax expense of $9,092,000. Tax expense for the transaction was extraordinarily high due to non-deductible goodwill. The transaction added 3 cents to diluted earnings per share in 1997.

1996
In 1996, the Company paid $75,185,000 to acquire 4 new businesses, all accounted for as purchase acquisitions with $33,176,000 of goodwill recorded during 1996 for these acquisitions. The pro forma effect of these acquisitions is not deemed material to the Company.


5.  Balance Sheet Information
Accounts receivable are stated net of allowances for doubtful accounts of $10,858,000 in 1998 and $12,446,000 in 1997.

Inventories are stated at the lower of cost or market. All non-US companies use the first-in, first-out - FIFO and moving average methods. The US companies use the last-in, first-out - LIFO method.

                                    December 31
(In thousands)                 1998      1997
Finished goods                 $147,780  $131,847
Work in process                  64,421    58,047
Raw materials and supplies       66,380    76,515
 Total                         $278,581  $266,409

If all LIFO inventories were valued at FIFO, aggregate inventory would have been $281,950,000 and $269,653,000 at December 31,
1998 and 1997, respectively.


6.  Long-Term Debt and Credit Facilities
Revolving credit facilities with seven banks provide credit facilities of US $390,000,000 which can be borrowed in US$, any other G7 currency or the Euro where applicable. G7 currencies include any of Deutschemarks, French Francs, British Pounds Sterling, Japanese Yen, Canadian Dollars, or Italian Lira. The Company must pay a commitment fee ranging from .100 to .150 of 1%
per annum on the total amount of the credit facility.   The rate
is assessed pursuant to a sliding scale based on the Company's debt to total capital ratio as calculated quarterly. Borrowings under the revolving credit facility mature on June 30, 2001. The Company also has in place a $50,000,000 uncommitted multi-currency credit facility which is used primarily for European overdraft funding and a $35 million temporary uncommitted credit facility used to fund an acquisition.

Debt is summarized as follows:

                                                 December 31
(In thousands)                                1998        1997
Revolving credit facilities, average
 interest rate of 4.87%                       $103,479    $102,119
Private placement debt, due 1999
  to 2007, average interest rate
  of 6.96%                                     180,716     197,858
Other, due periodically to 2005,
  average interest rate 5.77%                   56,705      29,275

 Total                                         340,900     329,252
 Current maturities                             52,874      34,703
 Total long-term debt                         $288,026    $294,549

At December 31, 1998, outstanding revolving credit facility debt included $72,000,000 in U.S. dollars with an average current interest rate of 5.43% and $31,479,000 in various foreign currencies with an average current local interest rate of 4.10%. The weighted average credit facilities borrowing rates were 4.99% in 1998 and 4.87% in 1997. See also interest rate swap agreements at Note 7.

Various debt agreements have restrictions relating to minimum net worth, certain financial ratios, and dividends and certain other restricted payments. Under the most restrictive covenants, $161,695,000 of the December 31, 1998 retained earnings were unrestricted for such purposes. The Company has remained in compliance with these covenants.

Total long-term debt maturities, excluding revolving credit facilities, are $52,874,000, $56,183,000, $18,002,000,
$2,787,000, and $52,804,000 for the years 1999 to 2003,
respectively.

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

As of December 31, 1998, the Company has swap agreements outstanding with an aggregate notional amount of $40,000,000 that expire in varying amounts through June 2005. The Company also has in place forward starting swap agreements, which activate in June 1999, with an aggregate notional amount of $34,500,000. The swap agreements have a fixed interest rate of 6.56% and an average remaining maturity of 5 years. Under the interest rate environment existing as of December 31, 1998, the net fair value of the Company's swap agreements was a net liability of $3,235,000.

As of December 31, 1998, the Company has one interest rate cap agreement outstanding. It is a 35,000,000 Deutschemark cap that expires in November 2001 with a capped interest rate of 7.29% DEM-LIBOR.

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

(in thousands)     1998              1997
Notional amounts   $128,431          $128,431
Gains                 6,413             3,433
Losses               16,191             3,084

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

                            1998                 1997
                    Carrying     Fair       Carrying     Fair
(in thousands)      Amount       Value      Amount       Value
Long-term debt      $340,900     $350,332   $329,252     $339,450
Interest rate swaps        0       (3,235)         0         (550)
Cross-currency swaps       0       (9,778)         0          349
Interest rate cap          0          (10)         0         (121)

Fair values for the cross-currency swaps are based on the termination of these agreements.

The Company also utilizes commodity swap agreements from time to time. At December 31, 1998, the net fair value of the commodity swaps was a net liability of $170,000.


8.  Lease Commitments
Rent expense related to operating leases amounted to $22,655,000, $15,737,000, and $11,400,000 in 1998, 1997 and 1996,
respectively. The majority of the lease commitments are for information systems equipment and buildings.

Future minimum rental payments under all operating leases are $20,215,000, $15,638,000, $11,618,000, $8,482,000, and $7,502,000
for the years 1999 to 2003, respectively.


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


10.  Capital Stock
Preferred Stock
The two classes of preferred stock (par value - $.10) are: $7.50 Callable Cumulative Convertible Preferred Stock, Series 1988; and 8% Callable Cumulative Voting Convertible Preferred Stock, Series 1990 at December 31, 1998. Both issues were held by ESOPs
(see Note 12). The preferred shares are convertible into common stock and are redeemable, in whole or in part, at the option of the Company on or after the dates indicated below, and at redemption prices declining to the original price per share after ten years.

                             Series                Series
                             1988                  1990
Shares
 Authorized                  300,000               2,500,000
 Issued and outstanding      103,318               1,431,601
Liquidation value            $100.00               $30.25
Conversion
 Price of common             $10.66 to $13.34      $13.11
 Shares of common            9.375 to 7.5          2.3077
Early redemption date        January 1991          March 1994

Upon the retirement or other termination of an ESOP participant, the shares of preferred stock (Series 1988 and 1990) in which he or she is vested are automatically converted into common shares and distributed in that form, with fractional shares paid in cash.

Subsequent to year-end, both Series 1988 and Series 1990 preferred stock classes were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively.

Common Stock
At December 31, 1998, the authorized stock of the Company consisted of 122,200,000 shares of Common Stock with a par value of $.16 2/3.

Changes in outstanding common shares are summarized as follows
(in thousands):

                                1998      1997      1996
Beginning Balance               38,185    37,717    37,035
Repurchase of stock               (350)        0         0
Employee stock plans - net         208       288       409
Conversion of preferred stock      461       180       273
Ending Balance                  38,504    38,185    37,717

On December 29, 1997, the Company announced that the Pentair board had authorized the repurchase within the next 12 months of up to 350,000 shares of Pentair common stock. The Company completed the repurchase of 350,000 shares in 1998.

On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. As of March 11, 1999, the Company had repurchased 25,000 shares under the new authorization.

11.  Share Rights Plan

The Company has a Share Rights Plan for its shareholders. Each Right entitles the registered holder to purchase from the Company one common share at a price of $80.00, subject to adjustment. Such rights only become exercisable ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15 percent or more of the Company's common stock.

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

To finance the plan, the ESOP borrowed $56,500,000 from the Company and exchanged it for 1,867,768 shares of Callable Cumulative Voting Convertible Preferred Stock, Series 1990 at $30.25 per share. The unpaid balance of the twenty-year, 8.75% loan was included in the Company's balance sheet as unearned ESOP compensation.

Gross compensation expense (i.e. the value of shares allocated to participants' accounts) was $7,092,000, $7,081,000, and $5,561,000 in 1998, 1997 and 1996, respectively. The stock held by the ESOP is released for allocation to the participants' accounts as principal and interest is paid from dividends on unallocated shares ($517,000, $1,140,000, and $1,679,000 in 1998,
1997 and 1996, respectively) and Company contributions. As of December 31, 1998, the loan has been reduced to zero since all shares have been allocated to participant accounts as compensation and dividends.

A separate frozen ESOP holds the Series 1988 Preferred Stock.

Subsequent to year-end, both Series 1988 and Series 1990 preferred stock classes were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively.


13.  Stock Incentive Plans
Omnibus Stock Incentive Plan
In April 1996, shareholders approved amendments to the Omnibus Stock Incentive Plan (the Plan) to authorize the issuance of additional shares of the Company's common stock. The Plan extends to February 14, 2006. At December 31, 1998, there were 2,419,774 shares available for grant under the Plan.

The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, rights to restricted stock, incentive compensation units (ICUs), stock appreciation rights, performance shares and performance units.

Restricted Shares, Rights to Restricted Stock and ICUs Restrictions on the restricted shares, rights to restricted stock and ICUs generally expire in the third, fourth and fifth years after issuance. Beginning with 1993 grants, ICU restrictions will expire at the end of three years. The value of each ICU is based on the increase in book value of common stock during the restriction period and is payable when the restrictions lift. Compensation expense consists of (a) amortization of the market value of the stock on the date of award over the period in which the restrictions lapse, and (b) the annual increase in ICU value. Compensation expense was $6,100,000 in 1998, $4,991,000 in 1997,and $4,909,000 in 1996. The Company records incremental tax benefits resulting from the program as additional paid-in capital.

Options
Options are granted to purchase shares at not less than fair market value of shares on date of grant. Options have expiration dates of five or ten years from date of grant.

Outside Directors Nonqualified Stock Option Plan
The Outside Directors Nonqualified Stock Option Plan (the Directors Plan) allows for the granting of nonqualified stock options. Options are granted to purchase shares at not less than fair market value of shares on date of grant. Options generally expire after five years but may expire up to ten years from date
of grant. The Directors Plan extends to January 2008.   At
December 31, 1998, there were 395,973 shares available for grant under the Directors Plan.

Details of options for both plans are as follows:

                                 Number     Weighted Average
                                 of Shares  Exercise Price
1996
 Granted                          398,278   $25.0000
 Exercised                        456,031   $14.0283
 Forfeited                         51,546   $22.2582
 Outstanding, end of year       1,347,759   $19.9397
 Exercisable, end of year         602,412   $16.5585

1997
 Granted                          372,314   $31.0791
 Exercised                        342,077   $15.7225
 Forfeited                         18,174   $29.3324
 Outstanding, end of year       1,359,822   $23.9256
 Exercisable, end of year         660,542   $20.2986

1998
 Granted                          424,100   $35.7542
 Exercised                        280,344   $18.4359
 Forfeited                         20,106   $29.6983
 Outstanding, end of year       1,483,472   $28.4138
 Exercisable, end of year         739,385   $23.7673

Options Outstanding and Exercisable by Price Range as of December 31, 1998:

                                    Weighted
                                    Average      Weighted               Weighted
                                    Remaining    Average                Average
Range of              Number        Contractual  Exercise   Number      Exercise
Exercise Prices       Outstanding   Life         Price      Exercisable Price

$17.75                  94,424      0.06         $17.75      94,424     $17.75
$21.375 - $21.50       290,485      1.05         $21.50     290,485     $21.50
$25.00                 339,354      2.06         $25.00     229,902     $25.00
$29.125 - $33.9375     341,409      3.06         $31.00     124,575     $31.00
$35.00                 374,825      9.06         $35.00           0     $00.00
$40.4375 - $45.125      42,975      9.25         $43.70           0     $00.00

$17.75 - $45.125     1,483,472      3.88         $28.41     739,385     $23.7673

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

                                 Years Ending December 31
(In thousands)                   1998       1997      1996
Net Income   As reported         $106,840   $91,600   $74,509
             Pro forma            104,875    89,900    73,120
Basic EPS    As reported            $2.67     $2.28     $1.86
             Pro forma               2.62      2.24      1.82
Diluted EPS  As reported            $2.46     $2.11     $1.73
             Pro forma               2.42      2.07      1.69

The weighted average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model and represents the difference between the fair market value on the date of grant and the estimated market value on the exercise date. The model uses the following weighted-average assumptions:

                                1988       1997     1996
Volatility                        31%        26%      25%
Risk-free interest rate         4.55%       5.5%     5.2%
Expected life (years)
   Plan                          1.91        2.0      2.0
 Directors Plan                  2.17        2.5      2.5
Dividend yield                   1.7%       1.7%     2.0%


14. Provision for Income Taxes

The components of earnings before income taxes were as follows:


(In thousands)              1998      1997       1996
U.S.                        $147,339  $139,006   $89,833
International                 23,605    19,376    34,769
                            $170,944  $158,382  $124,602

The provisions for income taxes, excluding tax benefits credited directly to shareholders' equity, were as follows:

(In thousands)                      1998      1997      1996
Current
  U.S.(less foreign tax credits)    $41,594   $60,640   $33,897
  State                               9,274     9,573     6,760
  International                       7,506     7,837     8,962
Current provision                    58,374    78,050    49,609
Deferred
 U.S.                                 4,415    (11,592)  (4,687)
 International                        1,315       324     5,171
Deferred provision                    5,730    (11,268)     484
Total provision                     $64,104   $66,782   $50,093

A reconciliation of the statutory federal tax rate to the effective rate follows:

                                          1998      1997      1996
Statutory federal
 income tax rate                          35.0%     35.0%     35.0%
State and local income taxes,
 net of U.S. income tax benefit            3.9       3.6       3.3
Incremental international tax rate         0.0       0.6       1.6
Non-deductible amortization of goodwill    1.4       1.6       2.0
ESOP dividend benefit                     (0.8)     (0.8)     (0.9)
Other                                     (2.0)     (1.0)     (0.8)
                                          37.5      39.0      40.2
Incremental Tax -
    gain on sale of business               0.0       3.2       0.0
Effective Rate                            37.5%     42.2%     40.2%

The tax effect of the primary temporary differences giving rise to the Company's deferred tax assets and liabilities at December
31, 1998 and 1997 are as follows:

(In thousands)                          1998      1997

Deferred Tax Assets:
Accounts receivable allowances          $4,955    $4,737
Retiree medical liability               17,244    17,480
Warranty/product liability accruals     19,222    19,991
Employee benefit accruals               21,280    20,098
Other                                   10,120    10,829
Gross deferred tax assets               72,821    73,135

Deferred Tax Liabilities:
Inventory allowances                    (5,252)   (5,878)
Accelerated depreciation               (18,662)  (16,886)
Other                                  (18,957)  (14,860)
Gross deferred tax liabilities         (42,871)  (37,624)

Net Deferred Tax Assets                $29,950   $35,511

15.  Pensions and Other Postretirement Benefits
Pension Benefits
The Company has several non-contributory defined benefit employee pension plans covering substantially all employees of its U.S. and certain non-U.S. subsidiaries. Employees covered under the bargaining plans are eligible to participate at the time of employment and the benefits are based on a fixed amount for each year of service. Employees covered under the non-bargaining pension plans are eligible to participate upon the attainment of age 21 and the completion of one year of service; and benefits are based upon final average salary and years of service. All employees are fully vested in the plans after 5-7 years of service. The Company's funding policy is to make contributions as required by applicable regulations.

Other Benefits
The Company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for pension benefits.

Weighted Average assumptions as of December 31:

                                 Pension Benefits          Other Benefits
                                 1998   1997   1996        1998   1997   1996

Discount rate                    6.75%  7.0%  7.5%          6.75%  7.0%   7.5%
Expected return on plan assets    8.5%  8.5%  8.5%
Rate of compensation increase     5.0%  5.0%  5.0%

For measurement purposes, annual rates of 8.64 percent (pre-65 benefits) and 8.14 percent (post-65 benefits) for increases in the per capita cost of covered health care benefits were assumed for 1999. The rate was assumed to decrease gradually to 5.0 percent for 2019 and remain at that level thereafter.

The components of net periodic benefit cost are as follows:

                                         Pension Benefits              Other Benefits
(In thousands)                      1998      1997      1996       1998    1997    1996
Service cost                        $12,803   $11,058   $11,128     $479     $567    $630
Interest cost                        19,257    18,900    18,023    2,175    2,794   2,921
Expected return on plan assets      (25,827)  (22,685)  (19,534)       0        0       0
Amortization of transition asset      (151)      (181)     (181)       0        0       0
Amortization of prior service cost   1,932        602       685     (849)  (1,076)   (948)
Recognized net actuarial loss         (814)    (1,146)      450     (122)       0       0
                                    $7,200     $6,548   $10,571   $1,683   $2,285  $2,603

A one-percentage point change in the assumed health care cost trend rates would have the following effects:

                                      1-Percentage-             1-Percentage-
                                      Point Increase            Point Decrease
(in thousands)
Effect on total of service
 and interest cost                          $36.2                      $(31.8)
Effect on postretirement
 benefit obligation                         435.2                      (382.4)

                                 Pension Benefits    Other Benefits
(In thousands)                   1998      1997      1998    1997
Change in benefit obligation
Benefit obligation -
       beginning of year         $298,989  $261,658  $32,325  $40,943
Service cost                       12,803    11,058      479      567
Interest cost                      19,257    18,901    2,175    2,794
Plan participants' contributions        0         0        0        0
Amendments                          2,575       838      234   (7,788)
Actuarial (gain) loss                (120)   21,643      347   (1,661)
Acquisition                         6,252         0        0        0
Disposition                       (21,750)        0        0        0
Translation (gain) loss             1,645    (3,079)       0        0
Benefits paid                     (12,803)  (12,030)  (2,091)  (2,530)
Benefit obligation -
       end of year               $306,848  $298,989  $33,469  $32,325

Change in plan assets
Fair value of plan assets -
       beginning of year         $307,724  $272,280       $0       $0
Actual return on plan assets       43,020    46,655        0        0
Acquisition                         5,727         0        0        0
Disposition                       (21,750)        0        0        0
Employer contribution               1,050       819    2,091    2,530
Plan participants' contributions        0         0        0        0
Benefits paid                     (12,803)  (12,030)  (2,091)  (2,530)
Fair value of plan assets -
       end of year               $322,968  $307,724       $0       $0

Funded status                      16,120     8,735  (33,469) (32,325)
Net transition liability (asset)     (155)     (319)       0        0
Unrecognized net actuarial loss   (59,138)  (42,584)  (6,569)  (5,064)
Unrecognized prior service cost     4,001     3,358   (4,412)  (7,652)
Net amount recognized            $(39,172) $(30,810)$(44,450)$(45,041)

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost               $6,956    $6,705       $0       $0
Accrued benefit liability         (50,908)  (41,898) (44,450) (45,041)
Intangible asset                      907       384        0        0
Deferred Tax                        1,498     1,526        0        0
Accumulated other
   comprehensive income             2,375     2,473        0        0
Net amount recognized            $(39,172) $(30,810)$(44,450)$(45,041)


At December 31, 1998, for plans with assets less than PBO, the aggregate PBO is $52.0 million and the aggregate assets are $5.9 million. For plans with assets less than ABO, the aggregate ABO is $40.7 million and the aggregate assets are $0.1 million. The majority of the under funding is related to German pension plans, which are not commonly funded.

At December 31, 1998, approximately 98% of the plan assets are invested in listed stocks and bonds or cash and short-term investments. The remaining 2% of plan assets are invested in insurance contracts. The Company's own common stock accounted for 11.2% of plan assets.


16. Disclosure about Segments of an Enterprise and Related
Information

Pentair Inc. has three reportable segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and
Electrical and Electronic Enclosures (EEE).    The PTE segment
includes Delta International Machinery, Porter-Cable, Lincoln Automotive and Century Manufacturing. Products manufactured include woodworking machinery, portable power tools, lubricating and lifting equipment, battery charging and testing equipment, and welding equipment. The WFT segment includes the Pentair Pump Group, Fleck Controls and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, valves for water softeners, and automated and manual lubrication systems and equipment. The EEE segment includes Hoffman Enclosures, Schroff and Pentair Enclosures U.K..
Products manufactured include metallic and composite cases, subracks, and cabinets that house and protect electrical and electronic controls, instruments, and components. Other includes corporate expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge), and intercompany eliminations. Segment assets exclude all cash and cash equivalents.

In evaluating financial performance, management focuses on operating income as a segment's measure of profit or loss. Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment's assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of significant accounting
policies (Note 1).   Most intersegment sales are component parts
and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing to third parties.

Segment Information:
(in thousands)                       PTE       WFT       EEE       Other     Totals
1998
Net sales from external customers    $841,325  $532,208  $564,045  $     0   $1,937,578
Intersegment net sales                  7,969     5,672         0  (13,641)           0
Depreciation and amortization expense  16,429    19,516    32,285      158       68,388
Segment profit (loss)
  - operating income                  108,242    71,353    51,753  (38,156)     193,192
Segment assets                        477,076   505,246   535,810   36,534    1,554,666
Capital expenditures                   21,830    13,027    17,320    1,666       53,843
1997
Net sales from external customers    $737,323  $397,286  $579,209 $125,238   $1,839,056
Intersegment net sales                  9,743     6,693       157  (16,593)           0
Depreciation and amortization expense  14,307    16,703    30,265    6,561       67,836
Segment profit (loss)
  - operating income                   84,355    45,987    53,313   (13,853)    169,802
Segment assets                        410,037   508,357   473,906    80,562   1,472,862
Capital expenditures                   22,947     8,492    43,815     2,207      77,461
1996
Net sales from external customers    $572,349  $316,167  $548,695  $129,854  $1,567,065
Intersegment net sales                 10,340     6,085       103   (16,528)          0
Depreciation and amortization expense  11,605    12,219    28,297     7,399      59,520
Segment profit (loss)
  - operating income                   60,556    44,445    59,592   (21,674)    142,919
Segment assets                        360,766   280,819   464,475   182,954   1,289,014
Capital expenditures                   15,270    10,701    40,522     5,153      71,646

Segment Geographic Information:

                        Revenues                  Assets
(In millions) 1998     1997     1996       1998     1997       1996
United States $1,513.5 $1,275.5 $1,047.1   $1,076.7 $1,031.0   $761.9
Canada           102.5     98.3     77.7       30.6     27.9     24.6
Germany          113.1     99.4    115.7      211.6    200.6    240.0
Other Europe     135.1    164.5    136.0      184.5    116.9     65.0
Pacific Rim       38.1     49.5     38.9       14.7     15.9     14.5
Rest of World     28.3     26.6     21.8        0.0      0.0      0.0
Total         $1,937.6 $1,713.8 $1,437.2   $1,518.1 $1,392.3 $1,106.0

Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into $U.S. dollars.


17.  Quarterly Financial Data (unaudited)

(In thousands, except per share amounts)
1998                         1st       2nd       3rd       4th      Total
Net sales                    $464,965  $471,790  $476,780  $524,043 $1,937,578
Gross profit                  144,810   146,370   147,626   168,462    607,268
Operating income               43,889    44,698    46,661    57,944    193,192
Net Income                     23,709    24,414    25,796    32,921    106,840
Earnings per common share
  Basic                          $.59      $.60      $.64      $.84      $2.67
  Diluted                         .54       .56       .60       .76       2.46

1997                         1st       2nd       3rd       4th      Total
Net sales                    $411,139  $422,305  $482,089 $523,523  $1,839,056
Gross profit                  125,951   128,951   142,290  151,066     548,258
Operating income               37,479    38,568    42,757   50,998     169,802
Net Income                     19,417    20,484    22,207   29,492      91,600
Earnings per common share
  Basic                          $.48      $.51      $.55     $.74       $2.28
  Diluted                         .45       .47       .51      .68        2.11


18. Disclosure of Risks and Uncertainties
Pentair, Inc. is engaged principally in the design, engineering, and manufacturing of various industrial products. The diversified businesses manufacture woodworking equipment, power tools, vehicle service equipment, pumps, water conditioning control valves, industrial lubrication systems and material dispensing equipment, and enclosures for electrical and electronic equipment.

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

The Company has retained certain obligations of discontinued and divested businesses. Based on evaluations by management and environmental professionals, amounts for currently estimable and probable risks or obligations have been accrued.

Although the individual subsidiaries deal with major customers throughout North America and Europe, Pentair as a whole has mitigated any significant impact or potential risk of concentration of customers or products, or in certain markets or geographic areas. This is due to the diversified nature of the Company and its product lines.


19. Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting
Standards (FAS) No. 128, "Earnings per Share". Earnings per share amounts presented for 1996 have been restated for the adoption of FAS 128. The following table reflects the calculation of basic and diluted earnings per share.

(In thousands)                                 1998       1997      1996

Earnings per share
Net Income                                      $106,840   $91,600   $74,509
Preferred dividend requirements                    4,267     4,867     4,928
Income available to common shareholders          102,573    86,733    69,581

Average common shares outstanding                 38,444    37,989    37,491

Basic Earnings per Common Share                    $2.67     $2.28     $1.86

Earnings per share - assuming dilution
Income available to common shareholders          102,573    86,733    69,581
Addback preferred dividend requirements due to
 conversion into common shares                     4,267     4,867     4,928
Elimination of tax benefit on preferred ESOP
 dividend due to conversion into common shares   (1,436)    (1,420)   (1,333)
Addition of tax benefit on ESOP dividend
 assuming conversion to common shares -
 at common dividend rate                            830        740       644
Income available to common shareholders
 assuming dilution                              106,234     90,920    73,820

Average common shares outstanding                38,444     37,989    37,491

Dilutive impact of stock options outstanding        435        456       458
Assumed conversion of preferred stock             4,270      4,622     4,803
Weighted average shares
  and potentially dilutive shares outstanding    43,149     43,067    42,752

Diluted Earnings per Common Share                 $2.46      $2.11     $1.73

Independent Auditors' Report

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Minneapolis, Minnesota
January 29, 1999


Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

None.



                            PART III


Item   10.     Directors and Executive Officers of the Registrant.

Information regarding nominees and directors appearing under "Election of Directors" in the Pentair, Inc. Notice of Annual Meeting of Shareholders and Proxy Statement for the April 1999 annual shareholders' meeting (the "1999 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Item 1 of Part I of this report.

Item 11.      Executive Compensation.

Information   appearing  under  "Election   of   Directors"   and
"Executive Compensation" in the 1999 Proxy Statement is hereby incorporated by reference.

Item 12.     Security  Ownership of Certain Beneficial Owners and Management.

Information appearing under "Security Ownership of Management and Beneficial Ownership" in the 1999 Proxy Statement is hereby incorporated by reference.

Item 13.     Certain Relationships and Related Transactions.

No relationships or transactions existed or occurred during the last year that require disclosure under Item 13.


                             PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Financial Statements and Exhibits.

1.          List of Financial Statements

The following consolidated financial statements of Pentair, Inc. and subsidiaries are included in Item 8 or Part II:

Consolidated Statements of Income for
     Years Ended December 31, 1998, 1997 and 1996

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Cash Flows for
     Years Ended December 31, 1998, 1997 and 1996

Consolidated Statements of Comprehensive Income for
     Years Ended December 31, 1998, 1997 and 1996

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

(10.1)    *   Company's Supplemental Employee Retirement Plan
         effective June 16, 1988. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1989).

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

(10.5)   *    Company's Flexible Perquisite Program as amended
         to January 1, 1989. (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1989).

(10.6)   *    Form of 1986 Management Assurance Agreement
         (Revised 1990) between the Company and certain key employees. (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989).

(10.7)   *    Fourth Amended and Restated Compensation Plan for
         Non-Employee Directors. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-
         K for the year ended December 31, 1996).

(10.8)   *    Pentair, Inc. Outside Directors Nonqualified Stock
         Option Plan dated January 15, 1998. (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 1997).

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

(10.14)   *   Executive Officer Performance Plan. (Incorporated by
         reference to Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1997).

(21)     Subsidiaries of Registrant. (filed herewith)

(23)     Consent of Deloitte & Touche LLP. (filed herewith)

(24)     Power of Attorney. (see Signature Page)

(27)     Financial Data Schedule. (filed herewith)


* Denotes management contract or compensatory plan.


EXHIBIT INDEX

Exhibit
Number   Description

(21)     Subsidiaries of Registrant.
(23)     Consent of Deloitte & Touche LLP.
(24)     Power of Attorney (see Signature Page).
(27)     Financial Data Schedule.

Exhibit 27 has been excluded from the printed version.

(b)  Reports on Form 8-K.

A report on Form 8-K was filed on November 19, 1998 regarding the election of Joseph R. Collins to the board of directors of Pentair, Inc.

A report on Form 8-K was filed on December 14, 1998 regarding authorization of a stock repurchase program.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PENTAIR, INC.
                                   (Registrant)

Dated:  March 12, 1999             By /s/ Richard  W. Ingman
                                    Richard W. Ingman
                                    Executive Vice President and
                                    Chief Financial Officer

                        POWER OF ATTORNEY

             KNOW ALL MEN BY THESE PRESENTS that the undersigned directors of Pentair, Inc., a Minnesota corporation, hereby constitute and appoint Louis L. Ainsworth his/her attorney-in-fact and agent, with full power of substitution, for the purpose of signing on his/her behalf as a director of Pentair, Inc. the Annual Report on Form 10-K, to be filed with the Securities and Exchange Commission within the next sixty days, and to file the same, with all exhibits thereto and other supporting documents, with the Commission, granting unto such attorney-in-fact, full power and authority to do and perform any and all acts necessary or incidental to the performance and execution of the powers herein expressly granted.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has also been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Winslow H. Buxton       Dated:  March 12, 1999
   Winslow H. Buxton,
   Chairman, President and
   Chief Executive Officer,
   Director

By /s/  George N. Butzow       Dated:  March 12, 1999
   George N. Butzow,
   Director

By /s/ William J. Cadogan      Dated:  March 12, 1999
   William J. Cadogan,
   Director

By /s/  Joeseph R. Collins     Dated:  March 12, 1999
   Joseph R. Collins,
   Vice Chairman, Director

By /s/ Barbara B. Grogan       Dated:  March 12, 1999
   Barbara B. Grogan,
   Director

By /s/ Charles A. Haggerty     Dated:  March 12, 1999
   Charles A. Haggerty,
   Director

 By /s/  Harold V. Haverty     Dated:  March 12, 1999
   Harold V. Haverty,
   Director

By /s/  Quentin J. Hietpas     Dated:  March 12, 1999
   Quentin J. Hietpas,
   Director

By /s/  Walter Kissling        Dated:  March 12, 1999
   Walter Kissling,
   Director

By /s/ Richard M. Schulze      Dated:  March 12, 1999
   Richard M. Schulze,
   Director

By /s/ Karen E. Welke          Dated:  March 12, 1999
   Karen E. Welke,
   Director

       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
                            RESERVES
                 PENTAIR, INC. AND SUBSIDIARIES
                     (Thousands of Dollars)


Year Ended
 December 31
                             Balance                           (A)
                             At          Charged to            Changes   Balance
                             Beginning   Costs and             Add       At End
Description                  of period   Expenses  Deductions  (Deduct)  of Period

Allowance for         1998    $12,446    $1,686    $4,068      $794      $10,858
  doubtful accounts   1997      7,348     2,406     1,687     4,379       12,446
                      1996      7,840       498     1,546       556        7,348

     (A) Primarily assumed or established in connection with acquisitions.