Form 10-Q
period 1999-03-27
PENTAIR INC
filed 1999-05-11
CIK 77360

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
              Washington, D. C.  20549

                      FORM 10-Q
                  QUARTERLY REPORT
           PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 27, 1999


            Commission File No. 001-11625


                    PENTAIR, INC.
    (Exact name of Registrant as specified in its
                      charter)


                       Minnesota
                     41-0907434
          (State of incorporation)
(IRS Employer Identification No.)

                    1500 County B2 West, Suite 400
                   St. Paul, Minnesota
                     55113-3105
      (Address of principal  executive offices)
                     (Zip Code)

                   (651) 636-7920
           (Registrant's telephone number,
                including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of Registrant's only class of common stock on March 27, 1999 was 42,604,349.

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

(Unaudited)
($ expressed in thousands except per share amounts)


                              First Quarter Ended

                     March 27, 1999 March 31, 1998

Net sales                  $470,493       $464,965
Operating costs:
  Cost of goods sold        320,659        320,155
  Selling, general
    and administrative      103,396        100,921
  Restructuring charge       38,000              0
    Total operating costs   462,055        421,076

Operating Income              8,438         43,889

Interest expense - net        4,910          5,353

Income before income taxes    3,528         38,536

Provision for income taxes    1,288         14,827

Net income                    2,240         23,709

Preferred dividend
   requirements                   0          1,184

Income available to
   common shareholders     $  2,240     $   22,525



Basic Earnings
  per Common Share           $0.05          $0.59
Diluted Earnings
  per Common Share           $0.05          $0.54


Weighted Average
Common Shares
  Outstanding               42,225         38,291
  Outstanding Assuming
      Dilution              43,074         43,291

                    PENTAIR, INC.
             CONSOLIDATED BALANCE SHEET


(Unaudited) (in thousands)
                                       March 27,  December 31,
                                            1999          1998
ASSETS
Current assets
  Cash and cash equivalents              $31,059       $32,039
  Accounts and notes receivable          406,994       396,062
  Inventories                            282,311       278,581
  Deferred income taxes                   43,386        30,397
  Other current assets                    12,274        11,490
Total current assets                     776,024       748,569

Property, Plant & Equipment - net        295,098       308,258
Goodwill                                 460,021       474,488
Other assets                              56,476        23,351
TOTAL ASSETS                          $1,587,619    $1,554,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts and notes payable            $125,448      $155,962
  Compensation and other
       benefits accruals                  61,904        69,893
  Income taxes                            18,404         7,111
  Accrued product claims and warranties   29,029        29,475
  Accrued rebates                          8,994        19,682
  Accrued restructuring charge            37,561             0
  Accrued expenses and other liabilities  62,263        59,796
  Current maturities of long-term debt    48,667        52,874
Total current liabilities                392,270       394,793

Long-term debt                           312,544       288,026
Pensions and other retirement
    compensation                          60,412        60,564
Postretirement medical and other benefits 41,636        41,868
Reserves - insurance subsidiary           30,694        29,441
Other liabilities                         46,433        30,162
Deferred income taxes                          0           447
Commitments and contingencies

Preferred stock-at liquidation value           0        53,638
Common stock - par value, $.16 2/3         7,101         6,417
Additional paid-in capital               236,064       184,145
Accumulated other comprehensive income    (4,062)       (3,962)
Retained earnings                        464,527       469,127
    Total shareholders' equity           703,630       709,365
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                $1,587,619    $1,554,666

See Notes to Consolidated Financial Statements.

                    PENTAIR, INC.
        CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited) (in thousands)
                                     First   Quarter
Ended
                                          March 27    March 31
                                              1999        1998
Cash provided by (used for)
Operating activities
Net income                                  $2,240     $23,709
Adjustments to reconcile to cash flow:
 Restructuring charge                       38,000           0
 Depreciation                               14,188      13,922
 Amortization                                4,422       4,620
 Deferred income taxes                         930         187
 Changes in assets and liabilities,
   net of effects of
   acquisitions/dispositions
   Accounts receivable                     (24,853)    (26,660)
   Inventories                              (8,521)     (6,034)
   Accounts payable                        (27,963)    (33,158)
   Compensation and benefits                (6,748)     (9,765)
   Income taxes                             (3,844)     (4,967)
   Pensions and other
      retirement compensation                2,123       1,449
   Reserves - insurance subsidiary           1,253      (1,835)
   Other assets/liabilities - net          (15,405)    (10,876)
Cash used for operating activities         (24,178)    (49,408)

Investing activities
Capital expenditures                        (7,427)     (4,570)
Payments for acquisition of businesses         (33)        (12)
Other                                           88           0
Cash used for investing activities          (7,372)     (4,582)

Financing activities
Borrowings                                  29,000      69,058
Debt payments                               (3,694)    (21,438)
Unearned ESOP compensation decrease              0         975
Employee stock plans and other               3,404       1,175
Repurchase of stock                         (3,351)          0
Dividends paid                              (6,840)     (6,920)
Cash provided by financing activities       18,519      42,850

Effects of currency exchange rate changes   12,051       2,354

(Decrease) in cash and cash equivalents      (980)      (8,786)

Cash and cash equivalents
  - beginning of period                    32,039       34,340
  - end of period                         $31,059      $25,554

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

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, previously filed with the Commission.

The results of operations for the three months ended
March 27, 1999 are not necessarily indicative of the operating results to be expected for the full year.

Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.


2.  Subsequent Events

Web Tool & Manufacturing, Inc.
Pentair  significantly increased its penetration  of
fast-growing technology markets with the acquisition
of  WEB  Tool  & Manufacturing, Inc.  of  Elk  Grove
Village, Illinois which closed on April 2, 1999. WEB
designs,  manufactures, and  markets  custom  server
subracks   and   chassis  for  computer   technology
applications. The purchase price was not disclosed, but Pentair said that WEB is profitable and is expected to be accretive to Pentair earnings in 1999. The cash transaction was financed through bank borrowings.

Essef Corporation
On  April  30, 1999, Pentair announced that  it  had
entered  into  a merger agreement to  acquire  Essef
Corporation  (Nasdaq: ESSF) of  Chardon,  Ohio,  for
$19.09 per share, payable in cash. Essef is a global
leader  in the manufacture of composite water tanks,
pumps,  filters,  and  other  water  equipment.  The
merger  excludes  Essef's  Anthony  &  Sylvan   pool
construction  business, which will be split  off  to
its  shareholders  at the time of  closing  of  this
acquisition.   The  cash  purchase  price  will   be
approximately $312 million. Pentair will also assume
approximately  $100 million of Essef debt.  Pentair,
which will finance the acquisition through available
lines  of  credit, expects Essef to be accretive  to
earnings over the first 12 months after acquisition.
The  merger  agreement, which was  approved  by  the
boards  of  both Pentair and Essef,  is  subject  to
Essef   shareholder  approval,  regulatory  approval
under the Hart-Scott-Rodino Act, and completion of due diligence by Pentair. Essef's annual sales, for the businesses being acquired, are estimated by industry analysts to be approximately $350 million.
Completion of the transaction is currently targeted for July 31, 1999.



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

The following table reflects the calculation of basic and diluted earnings per share.

(In thousands except per share amounts)

                                           March 27,     March 31,
                                                1999          1998

Earnings per share
Income from continuing operations             $2,240       $23,709
Preferred dividend requirements                    0         1,184
Income  available  to  common  shareholders    2,240        22,525

Weighted  average  shares  outstanding        42,225        38,291

Basic Earnings per Common Share                $0.05         $0.59

Earnings per share - assuming dilution
Income  available  to  common  shareholders    2,240        22,525

Add back preferred dividend requirements
   due  to  conversion into common  shares         0         1,184

Elimination of tax benefit on preferred
  ESOP dividend due to conversion into
  common shares                                    0          (407)

Addition of tax benefit on ESOP dividend
  assuming conversion to common shares -
  at common dividend rate                          0           235

Income available to common
  shareholders assuming dilution               2,240        23,537

Weighted  average  shares  outstanding        42,225        38,291
Dilutive  impact  of  stock
    options  outstanding                         298           496
Assumed  conversion  of  preferred  stock        551         4,504
Weighted average shares
 and potentially dilutive shares outstanding  43,074        43,291

Diluted Earnings per Common Share              $0.05         $0.54

4.  Comprehensive Income
(in thousands)


First Quarter Ended
                                              March 27, 1999  March 31, 1998
Net Income                                            $2,240         $23,709
 Other Comprehensive Income, net of tax:
    Foreign  Currency  Translation  Adjustments         (100)            (92)
  Minimum Pension Liability Adjustment                     0               0

Total Comprehensive Income                            $2,140         $23,617


5.  Inventories
(In thousands)            March 27,December 31,
                               1999        1998
Finished goods             $160,893    $147,780
Work in process              66,474      64,421
Raw materials and supplies   54,944      66,380
Total                      $282,311    $278,581


6.  Property Plant and Equipment
(In thousands)                 March 27,December 31,
                                    1999        1998
Land and land improvements       $15,040     $15,699
Buildings                        129,292     131,989
Machinery and equipment          418,948     419,418
Construction in progress          25,706      25,883
Accumulated depreciation        (293,888)   (284,731)
Net Property Plant and Equipment$295,098    $308,258


7.  The long-term debt is summarized as follows:
(in thousands)
                          March 27,December 31,
                               1999        1998

Revolving credit facilities$130,495    $103,479
Private placement debt      180,716     180,716
Other                        50,000      56,705
TOTAL                       361,211     340,900
Current maturities          (48,667)    (52,874)
Total long-term debt       $312,544    $288,026

Debt    agreements   contain   various   restrictive
covenants, including a limitation on the payment  of
dividends  and  certain other  restricted  payments.
Under  the most restrictive covenants, $153  million
of   the  March  27,  1999  retained  earnings  were
unrestricted for such purposes.


8.  Capital Stock
Preferred -       authorized                  0
                  outstanding - Series 1988   0
                  outstanding - Series 1990   0

Common -          authorized     122,200,000
                  outstanding     42,604,349


Subsequent to year-end, both Series 1988 and  Series
1990 preferred stock classes were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively.

On December 14, 1998, the Company announced that the
Pentair   board  had  authorized  the   Company   to
repurchase  on an annual basis up to 400,000  shares
of  Pentair  common stock.  Any purchases  would  be
made  periodically  in  the open  market,  by  block
purchases   or  private  transactions.   The   share
repurchase is intended to offset the dilution caused
by stock issuances under employee stock compensation
plans.   As  of  March  27, 1999,  the  Company  had
repurchased 95,500 shares under the authorization.


9.  Supplemental Statement of Cash Flows Information

The  following is supplemental information  relating
to the Statement of Cash Flows ($000's):
                           First Quarter Ended
                     March 27, 1999   March 31, 1998
Interest paid                $3,134           $4,947
Income tax payments           5,561           21,062


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

12. Special Restructuring Charge

In the first quarter of 1999, the Company recorded a
special restructuring charge of $38.0 million ($24.1
million  after-tax  or $.56 per  share).   As  shown
below, only $.4 million had been spent through March
27, 1999.

The  restructuring plan comprises  consolidation  of
certain   operations,   overhead   reductions,   and
outsourcing of specific product lines in each of the
Company's    three   business   segments.    Pentair
anticipates  a  net  reduction of approximately  700
jobs,  less  than  seven percent  of  the  company's
global   workforce.    Pentair's   Electrical    and
Electronic Enclosures Group already has initiated  a
major  overhead reduction in its European  enclosure
businesses  -- principally at the Schroff  operation
in   Straubenhardt,  Germany  --  and  manufacturing
rationalization  in  its North American  facilities.
This  Group will absorb $16.7 million of the charge,
with  anticipated savings of more than $4.0  million
in the remaining quarters of 1999 and more than $9.0
million   in  2000.   The  Professional  Tools   and
Equipment  Group will accelerate its  already-strong
performance     by    consolidating     distribution
operations, and by combining the headquarters of the
two  power  tool businesses, Delta and Porter-Cable.
In  the  service equipment businesses, products  are
being outsourced to offshore manufacturers, and  the
Jonesboro,  Arkansas,  manufacturing  operation   of
Lincoln  Automotive  will be  closed.  Restructuring
charges  of $16.8 million in this Group will deliver
anticipated  savings of more than $14.0  million  in
2000.   The Water and Fluid Technologies Group  will
reduce  the  workforce  at  its  Lincoln  Industrial
business  and  outsource some product manufacturing.
Approximately  50  percent  of  the  company's  U.S.
manufacturing facility will be closed. This  Group's
charge   will  be  $4.5  million,  with  anticipated
savings of $0.4 million in late 1999 and more than $2.0 million in the year 2000.

The components of the restructuring charge and related reserve balances remaining at March 27, 1999 were (in millions):

                             Personnel  Asset       Exit
                             Costs      Disposals   Costs     Total
1999 Restructuring Charge   $27.5       $7.0        $3.5      $38.0
1999 Spending To Date        (0.4)       0.0         0.0       (0.4)
Remaining Reserve           $27.1       $7.0        $3.5      $37.6


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS  OF
RESULTS OF OPERATIONS AND  FINANCIAL CONDITION

BUSINESS SEGMENT INFORMATION
Selected information for business segments  for  the
quarter  ended  March 27, 1999 and  March  31,  1998
follows:

Segment Information ($000s):

1999                     PTE        WFT       EEE          Other    Total
Net sales from
  external customers     $199,531   $127,609  $143,353     $    0   $470,493
Intersegment net sales      1,014        898         0     (1,912)         0
Segment profit (loss)
  - operating income        5,437     12,012    (4,350)     (4,661)    8,438
Segment assets            484,106    508,090   509,762      85,661 1,587,619

1998
Net sales from
  external customers     $185,668   $133,875 $145,422      $     0  $464,965
Intersegment net sales      2,521      1,751        0       (4,272)        0
Segment profit (loss)
  - operating income       19,149     14,223   13,722       (3,205)   43,889
Segment assets            423,686    514,561  470,344       75,751 1,484,342

PTE = Professional Tools and Equipment
WFT = Water and Fluid Technologies
EEE = Electrical and Electronic Enclosures
Other = Corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, intercompany eliminations and all cash and cash equivalents


RESULTS OF OPERATIONS

Consolidated Results.

Sales and income in the first quarter of 1999 were affected by our adoption of a standard "4-4-5 week" quarter for Pentair reporting. The first quarter ended on March 27, 1999, with about 4 percent fewer work days than the same period last year. Pentair's fiscal year will continue to end on December 31.
Also, operating profits of the segments are now reported net of all their administrative and related costs. The prior year segment data was restated for such reporting change.

Consolidated net sales increased to $470.5 million in 1999, representing a 1.2% increase over 1998.

Operating  income for 1999 includes a  restructuring
charge of $38.0 million ($24.1 million after-tax  or
$.56   per   share).   Excluding  the  restructuring
charge,   operating  income  increased   5.8%,   and
operating income as a percent of sales improved from
9.4%  to  9.9%.  Gross profit margins  increased  in
1999  to  31.8%  versus  31.1%  in  1998.   This  is
primarily  due  to internal cost reduction  efforts.
Selling,  general and administrative expense  (SG&A)
as  a percent of sales was 22.0% in 1999 as compared
to   21.7%  in  1998.   Net  income  excluding   the
restructuring  charge  increased  11.2%  over  first
quarter  1998.   Earnings per  share  excluding  the
restructuring charge was $.61, an increase of 13.0%.

The tax rate reduction to 36.5 percent is consistent
with  the  pattern of reductions effected  over  the
last two years.  It is anticipated that the tax rate
in  the  future  quarters of  1999  will  remain  at
approximately 36.5 percent, before the effect of new
acquisitions.   The  Essef  acquisition   will   add
approximately 1.4 percentage points to the full year tax rate, due to non-deductible amortization of goodwill.

Professional Tools and Equipment Segment
First quarter sales in the Professional Tools and Equipment Group continued relatively strong, driven by a good domestic economy and demand for newly introduced products. A healthy economic outlook, an array of new products, and continued distribution expansion are expected to maintain high single-digit sales growth in the second quarter of 1999.

Net  sales  increased  to $200.5  million  in  1999,
representing  a 6.6% increase over 1998.   Operating
income excluding the restructuring charge increased to $22.2 million in 1999, up 16.0% over 1998, and operating income as a percent of sales improved from 10.2% to 11.1%.

Housing starts are one critical factor driving performance in the tools businesses. Although starts in 1999 are expected to be down slightly from the high levels we experienced in 1998, retail markets will likely make up for slower construction markets.

Water and Fluid Technologies Segment
While   1998   was  a  year  of  consolidating   new
operations,  building efficiency,  and  outsourcing,
1999 will be a year for accelerating internal sales growth. Working from the strong base established last year, a step up in top line growth is expected through entry into new markets and accelerated product development.

Net  sales  decreased  to $128.5  million  in  1999,
representing  a  5.2% decrease from 1998.  Operating
income  excluding the restructuring charge increased
to  $16.5  million in 1999, up 15.9% over 1998,  and
operating income as a percent of sales improved from
10.5% to 12.8%. Profits in the Group benefited  from
continued   productivity   improvements   and   cost
reductions, while the diminution in overall sales is largely attributable to the deliberate reduction in the sales of the formerly unprofitable Layne &
Bowler pump line, begun in the second quarter of 1998.

First  quarter orders rose strongly in the pump  and
control  valve  businesses.  This  level  of   order
intake, driven in part by the recent introduction of new products, is expected to generate second quarter sales growth in the mid-to-high single digits for this segment.


Electrical and Electronic Enclosures Segment
In  the  Electrical and Electronic Enclosures Group,
reduced  capital  spending  in  key  industrial  and
electronic   markets,  and  continued  weakness   in
European   enclosure  markets,  resulted  in   first
quarter sales below those of the same period last year. Net sales decreased to $143.4 million in 1999, representing a 1.4% decrease from 1998.

In  North American markets, a high level of  quoting
activity  late in the first quarter, much  of  which
originated   from  the  automotive   industry,   may
indicate  a  return  to  higher  industrial  capital
spending  for  the second quarter of 1999.  Although
European  markets  are expected to  continue  to  be
weak,  Pentair is improving its competitive position
by   implementing   overhead   reductions   in   its
underperforming German enclosures operation. Initial savings from that reduction are expected in the third quarter of 1999.

Operating income excluding the restructuring charge decreased to $12.4 million in 1999, down 9.7% from 1998, as operating income as a percent of sales declined from 9.4% to 8.7%.

In summary, the Company is encouraged by what is happening in the North American market and organic sales are expected to grow in the mid-to-high single digits in the second quarter of 1999. In Europe, necessary actions are being taken to structure the business appropriately for the conditions there, and there is cautious optimism about sales growth in that market.

SPECIAL RESTRUCTURING CHARGE
In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share).

The  restructuring plan comprises  consolidation  of
certain   operations,   overhead   reductions,   and
outsourcing of specific product lines in each of the
Company's    three   business   segments.    Pentair
anticipates  a  net  reduction of approximately  700
jobs,  less  than  seven percent  of  the  company's
global   workforce.    Pentair's   Electrical    and
Electronic Enclosures Group already has initiated  a
major  overhead reduction in its European  enclosure
businesses  -- principally at the Schroff  operation
in   Straubenhardt,  Germany  --  and  manufacturing
rationalization  in  its North American  facilities.
This  Group will absorb $16.7 million of the charge,
with  anticipated savings of more than $4.0  million
in the remaining quarters of 1999 and more than $9.0
million   in  2000.   The  Professional  Tools   and
Equipment  Group will accelerate its  already-strong
performance     by    consolidating     distribution
operations, and by combining the headquarters of the
two  power  tool businesses, Delta and Porter-Cable.
In  the  service equipment businesses, products  are
being outsourced to offshore manufacturers, and  the
Jonesboro,  Arkansas,  manufacturing  operation   of
Lincoln  Automotive  will be  closed.  Restructuring
charges  of $16.8 million in this Group will deliver
anticipated  savings of more than $14.0  million  in
2000.  The  Water and Fluid Technologies Group  will
reduce  the  workforce  at  its  Lincoln  Industrial
business  and  outsource some product manufacturing.
Approximately   50   percent   of   Lincoln's   U.S.
manufacturing facility will be closed.  This Group's
charge   will  be  $4.5  million,  with  anticipated
savings of $0.4 million in late 1999 and more than $2.0 million in the year 2000.

The components of the restructuring charge and related reserve balances remaining at March 27, 1999 were (in millions):

                            Personnel   Asset       Exit
                            Costs       Disposals   Costs   Total
1999 Restructuring Charge   $27.5       $7.0        $3.5    $38.0
1999 Spending To Date        (0.4)       0.0         0.0     (0.4)
Remaining Reserve           $27.1       $7.0        $3.5    $37.6

LIQUIDITY AND CAPITAL RESOURCES
Cash flow from operating activities was negative
$24.2 million in 1999 compared to negative $49.4 million in 1998. The Company believes that cash flow from operations will continue to exceed its needs for capital programs, smaller acquisitions and dividends during the year.

Capital  expenditures  were  $7.4  million  in  1999
compared to $4.6 million in 1998. The Company had  a
negative  free  cash flow of $31.6 million  in  1999
compared to a negative $54.0 million in 1998.   Free
cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures. The Company is targeting continued growth in free cash flow as a percent of sales through improved profitability and working capital ratios. Historically, free cash flow is negative during the first few months of each fiscal year and positive thereafter.

Borrowings in the first quarter of 1999 financed operating needs and capital expenditures. The percentage of long-term debt to total capital was 31% at March 27, 1999 compared to 29% at December
31, 1998. The Company has sufficient financing capacity to continue its current acquisition program and to support its ongoing stock repurchase program.
The stock repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. Significant acquisitions
(above approximately $250 million), such as Essef, require increased credit facilities. The Company believes it can obtain adequate financing for acquisitions.



OUTLOOK

While  the outlook for each of its segments in  1999
is encouraging, Pentair believes it must improve its management of total capital and thereby increase free cash flow.

Pentair's top line growth in the coming months will be driven by new product introductions in the tools and water businesses, and expanded distribution and improved productivity in the enclosures businesses.
Improved order levels and stronger backlogs in our tool and water segments, combined with several growth initiatives in place across the organization, should accelerate revenues in the second quarter and beyond. Meanwhile, the benefits of the $60 million cost savings project and our restructuring activities will reinforce the profitability of all the operating groups.

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

Acquisition and internal growth initiatives, coupled
with the savings anticipated from our cost-reduction
activities, are expected to generate consistent  and
attractive results for Pentair shareholders in  1999
and beyond.


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

PART II - OTHER INFORMATION

ITEM  4 -Submission of Matters to a Vote of Security
Holders

The  Annual Meeting of Shareholders of Pentair, Inc.
was  held  on  April 28, 1999, for  the  purpose  of
electing  certain members to the board of directors,
approving the appointment of auditors, and voting on
the  proposals  described below.   Proxies  for  the
meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PROPOSAL 1
All of management's nominees for directors as listed
in   the  proxy  statement  were  elected  with  the
following votes.

              Shares     Shares      Broker
           Voted  For   Withheld   Non-Votes

Winslow H. Buxton32,464,778294,129        0
Barbara B. Grogan32,427,686331,221        0
Stuart Maitland32,471,620287,287          0
Augusto Meozzi32,345,416 413,491          0
Joseph R. Collins32,458,713300,194        0


PROPOSAL 2
The   appointment  of  Deloitte  &  Touche  LLP   as
independent auditors of the Company for 1999 was ratified with the following vote.

               Shares
Shares          Voted     Shares     Broker
Voted  For   Against  Abstaining  Non-Votes

32,565,699     92,231    100,977          0


PROPOSAL 3
To  amend  the  Restated Articles  of  Incorporation
increasing the total number of shares authorized  to
be   issued   from   125,000,000   to   250,000,000.
PROPOSAL 3 PASSED.

               Shares
Shares          Voted     Shares     Broker
Voted  For   Against  Abstaining  Non-Votes

29,831,342  2,776,978    150,587          0



PROPOSAL 4
To amend the Restated Articles of Incorporation to increase from 15,000,000 to 30,000,000 the number of authorized shares designated as preferred shares.
PROPOSAL 4 DID NOT PASS.

               Shares
Shares          Voted     Shares     Broker
Voted  For   Against  Abstaining  Non-Votes

17,027,720 13,272,044    191,760  2,267,382



PROPOSAL 5
To  amend the Restated Articles of Incorporation  to
eliminate   all  currently  authorized   series   of
preferred shares of the Company. PROPOSAL 5 PASSED.

               Shares
Shares          Voted     Shares     Broker
Voted  For   Against  Abstaining  Non-Votes

29,238,861  1,007,373    245,290  2,267,382




ITEM 5 - Other Information
On  April  30, 1999, Pentair announced that  it  had
entered  into  a merger agreement to  acquire  Essef
Corporation  (Nasdaq: ESSF) of  Chardon,  Ohio,  for
$19.09 per share, payable in cash. Essef is a global
leader  in the manufacture of composite water tanks,
pumps, filters, and other water equipment. The  cash
purchase  price will be approximately $312  million.
Pentair  will also assume approximately $100 million
of  Essef  debt.  Pentair, which  will  finance  the
acquisition  through  available  lines  of   credit,
expects  Essef to be accretive to earnings over  the
first   12  months  after  acquisition.  The  merger
agreement, which was approved by the boards of  both
Pentair  and  Essef, is subject to Essef shareholder
approval,  regulatory approval under the Hart-Scott-
Rodino  Act,  and  completion of  due  diligence  by
Pentair.   Essef's  1999  sales  are  estimated   by
industry  analysts to be approximately $350 million,
exclusive  of its Anthony & Sylvan pool construction
business,  which will be split-off by Essef  to  its
current   shareholders  at  the   closing   of   the
acquisition.   Completion  of  the  transaction   is
targeted for July 31, 1999.




ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits.  The following exhibits are included
with  this Form 10-Q Report as required by Item  601
of Regulation S-K.

Exhibit         Description
Number

3.1   Restated Articles of Incorporation as  amended through April 28, 1999.
27   Financial Data Schedule

(b)  Reports on Form 8-K.
No reports on Form 8-K were filed during the first quarter of 1999.

SIGNATURES

Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ Richard W. Ingman
Executive Vice President and
Chief Financial Officer

May 11, 1999