Form 10-Q
period 1999-06-26
PENTAIR INC
filed 1999-08-05
CIK 77360

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 26, 1999
                                                 OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File No. 001-11625


                                  PENTAIR, INC.
             (Exact name of Registrant as specified in its charter)


              Minnesota                                   41-0907434
 (State or other jurisdiction of              (IRS Employer Identification No.)
  Incorporation or organization)

1500 County B2 West, Suite 400
St. Paul, Minnesota                           55113-3105
(Address of principal  executive offices)     (Zip Code)

                                 (651) 636-7920
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of Registrant's only class of common stock on June 26, 1999 was 42,677,375.

         PENTAIR, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


         PART I - FINANCIAL INFORMATION

         Consolidated Statements of Income
         Consolidated Balance Sheets
         Consolidated Statements of Shareholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
         Management's Discussion and Analysis of Financial Condition and
            Results of Operations



         PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K

         Signature Page

         PART I - FINANCIAL INFORMATION
         ITEM 1 - FINANCIAL STATEMENTS


                                  PENTAIR, INC.
                        CONSOLIDATED STATEMENT OF INCOME


         (Unaudited)
         ($ expressed in thousands except per share amounts)


                                         Six Months Ended               Quarter Ended
                                         ----------------               -------------

                                       June 26      June 30         June 26        June 30
                                        1999         1998            1999           1998
                                    -----------  -----------    -----------     ----------
Net sales                           $   977,718  $   936,755    $   507,224     $  471,790
Operating costs:
  Cost of goods sold                    667,874      645,575        347,215        325,420
  Selling, general and
           administrative               211,780      202,593        108,384        101,672
Restructuring charge                     38,000            0              0              0
                                    -----------  -----------    -----------     ----------
    Total operating costs               917,654      848,168        455,599        427,092

Operating Income                         60,064       88,587         51,625         44,698
Interest expense - net                   11,994       10,969          7,082          5,616
                                    -----------  -----------    -----------     ----------
Income before income taxes               48,070       77,618         44,543         39,082
Provision for income taxes               17,545       29,495         16,258         14,668
                                    -----------  -----------    -----------     ----------
Net income                               30,525       48,123         28,285         24,414
Preferred dividend
         Requirements                         0        2,362              0          1,178
                                    -----------  -----------    -----------     ----------
Income available to
        common shareholders         $    30,525  $    45,761    $    28,285     $   23,236
                                    ===========  ===========    ===========     ==========

Earnings per Common Share:
Basic                                     $0.72        $1.19          $0.67          $0.60
Diluted                                   $0.71        $1.10          $0.66          $0.56

Weighted Average Common Shares
  Outstanding                            42,433       38,408         42,642         38,525
  Outstanding Assuming Dilution          43,056       43,336         43,038         43,381

See Notes to Consolidated Financial Statements.

                                  PENTAIR, INC.
                           CONSOLIDATED BALANCE SHEET

         (In thousands)

                                          (Unaudited)
                                             June 26,          December 31,
                                                 1999                  1998
         ASSETS
         Current assets
           Cash and cash equivalents      $   41,633             $   32,039
           Accounts and notes receivable     419,605                396,062
           Inventories                       292,834                278,581
           Deferred income taxes              41,837                 30,397
           Other current assets               15,020                 11,490
         Total current assets                810,929                748,569

         Property, Plant & Equipment - net   301,056                308,258
         Goodwill                            497,148                474,488
         Other assets                         60,484                 23,351
         TOTAL ASSETS                     $1,669,617             $1,554,666

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities
           Accounts and notes payable       $129,204               $155,962
           Compensation and other
               benefits accruals              69,604                 69,893
           Income taxes                        8,855                  7,111
           Accrued product claims
               and warranties                 28,834                 29,475
           Accrued rebates                    12,608                 19,682
           Accrued restructuring charge       34,909                      0
           Accrued expenses and other
               liabilities                    63,713                 59,796
           Current maturities of long-term
               debt                           47,821                 52,874
         Total current liabilities           395,548                394,793
         Long-term debt                      370,703                288,026
         Pensions and other retirement
               compensation                   60,977                60,564
         Postretirement medical and
               other benefits                 41,476                41,868
         Reserves - insurance subsidiary      27,130                29,441
         Other liabilities                    48,849                30,162
         Deferred income taxes                     0                   447

         Preferred stock - at liquidation value    0                53,638
         Common stock - par value, $.16 2/3    7,113                 6,417
         Additional paid-in capital          237,158               184,145
         Accumulated other
             comprehensive income             (5,329)               (3,962)
         Retained earnings                   485,992               469,127
             Total shareholders' equity      724,934               709,365
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY           $1,669,617            $1,554,666

         See Notes to Consolidated Financial Statements.

PENTAIR, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                                    Six Months          Year
                                                         Ended          Ended
                                                        June 26      December 31
(In thousands)                                           1999           1998

PREFERRED STOCK
     Beginning Balance                            $      53,638    $      59,696
     Conversions into common                            (53,638)          (6,058)
                                                       --------          -------
     Ending Balance                                           0           53,638

UNEARNED ESOP COMPENSATION                        $           0    $     (6,315)

COMMON STOCK - PAR
     Beginning Balance                            $       6,417    $       6,365
     Repurchase of common stock                             (19)             (58)
     Employee stock plans - net                              35               34
     Conversions into common                                680               76
                                                            ---               --
     Ending Balance                                       7,113            6,417

ADDITIONAL PAID IN CAPITAL
     Beginning Balance                            $     184,145    $     186,486
     Repurchase of common stock                          (4,011)         (12,315)
     Employee stock plans - net                           4,066            3,993
     Conversions into common                             52,958            5,981
                                                         ------            -----
     Ending Balance                                     237,158          184,145

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
     Beginning Balance                            $      (1,587)   $      (2,612)
     Current period change                               (1,367)           1,025
                                                         ------            -----
     Ending Balance                                      (2,954)          (1,587)

MINIMUM LIABILITY PENSION ADJUSTMENT
     Beginning Balance                            $      (2,375)   $      (2,473)
     Current period change                                    0               98
                                                              -               --
     Ending Balance                                      (2,375)          (2,375)

RETAINED EARNINGS
     Beginning Balance                            $     469,127    $     389,415
     Net Income                                          30,525          106,840
     Dividends
         Common                                         (13,660)         (23,063)
         Preferred                                            0           (4,267)
     Tax Benefit of preferred dividends                       0              202
                                                              -              ---
     Ending Balance                                     485,992          469,127


TOTAL SHAREHOLDERS' EQUITY                        $     724,934    $     709,365

See Notes to Consolidated Financial Statements.

                                  PENTAIR, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

         (Unaudited) (in thousands)

                                                      Two Quarters Ended
                                                   June 26            June 30
                                                      1999               1998

         Cash provided by (used for)
         OPERATING ACTIVITIES
         Net income                                $30,525            $48,123
         Adjustments to reconcile to cash flow:
          Restructuring charge                      38,000                  0
          Depreciation                              28,235             27,683
          Amortization                               9,323              9,183
          Deferred income taxes                      2,657             (1,230)
          Changes in assets and liabilities,
            net of effects of acquisitions/dispositions
            Accounts receivable                    (30,967)           (15,085)
            Inventories                            (10,033)           (15,924)
            Accounts payable                       (26,179)           (24,650)
            Compensation and benefits                  385             (3,474)
            Income taxes                           (13,499)           (13,887)
            Pensions and other
               retirement compensation                (393)             2,452
            Reserves - insurance subsidiary         (2,311)             1,153
            Other assets/liabilities - net         (15,627)           (14,528)
         CASH PROVIDED BY (USED FOR)
                    OPERATING ACTIVITIES            10,116               (184)

         INVESTING ACTIVITIES
         Capital expenditures                      (18,982)           (15,569)
         Payments for acquisition of businesses    (61,970)           (15,925)
         Other                                          88             13,651
         CASH USED FOR INVESTING ACTIVITIES        (80,864)           (17,843)

         FINANCING ACTIVITIES
         Borrowings                                116,555             69,689
         Debt payments                             (38,483)           (34,454)
         Unearned ESOP compensation decrease             0              1,950
         Employee stock plans and other              4,101              2,365
         Repurchase of stock                        (4,030)            (2,577)
         Dividends paid                            (13,660)           (13,861)
         CASH PROVIDED BY FINANCING ACTIVITIES      64,483             23,112

         Effects of currency exchange rate changes  15,859             (4,082)

         Increase in cash and cash equivalents       9,594              1,003

         Cash and cash equivalents
           - beginning of period                    32,039             34,340
           - end of period                         $41,633            $35,343

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

         Pentair has adopted a standard "4-4-5 week" accounting quarter for Pentair reporting in 1999. Pentair's fiscal year will continue to end on December 31.

         The results of operations for the two quarters ended June 26, 1999 are not necessarily indicative of the operating results to be expected for the full year.

         Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.

         Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.


         2.  Acquisition

         WEB Tool & Manufacturing, Inc.
         On April 2, 1999, Pentair acquired all of the common stock of WEB Tool & Manufacturing, Inc. for approximately $62 million, which was financed through bank borrowings. WEB designs, manufactures, and markets custom server subracks and chassis for computer technology applications. The acquisition was accounted for as a purchase and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. The proforma effect of this acquisition is not presented because it is not material to the Company's consolidated financial statements


         3.  Pending Acquisitions

         Essef Corporation
         On April 30, 1999, Pentair announced that it had entered into a merger agreement to acquire all of the outstanding common stock of Essef Corporation (Nasdaq: ESSF) of Chardon, Ohio, for $19.09 per share, payable in cash. In June 1999, this purchase price for the Essef transaction was reduced to $18.97 per share, as a result of certain identified environmental costs. Essef is a global leader in the manufacture of composite water tanks, pumps, filters, and other water equipment. The acquisition excludes Essef's Anthony & Sylvan pool construction business, which will be split off to its shareholders at the time of closing of this acquisition. The cash purchase price will be approximately $310 million. Pentair will also assume approximately $120 million of Essef debt. Pentair, which will finance the acquisition through bank borrowings, expects Essef to be accretive to earnings over the first 12 months after acquisition. The merger agreement, which was approved by the boards of both Pentair and Essef, is subject to Essef shareholder approval and completion of due diligence by

         Pentair. Completion of the transaction is currently contemplated in August following a special meeting of Essef's shareholders scheduled to take place on August 6, 1999.


         4.  Earnings per common share
         Basic earnings per common share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average common shares outstanding during the period.

         Diluted earnings per common share is computed by dividing net income after adjusting the tax benefits on deductible ESOP dividends by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and upon the assumed conversion of each series preferred stock. The tax benefits applicable to preferred dividends paid to ESOPs are recorded in the following ways: for allocated shares, the tax benefits are credited to income tax expense and included in the earnings per share calculation; for unallocated shares, they are credited to retained earnings and excluded from the earnings per share calculation.

         The following table reflects the calculation of basic and diluted earnings per share.

                                                  June 26,         June 30,
         (In thousands except per share amounts)      1999             1998
         EARNINGS PER SHARE
         Net Income                                $30,525          $48,123
         Preferred dividend requirements                 0            2,362
         Income available to
                      common shareholders           30,525           45,761

         Weighted average shares outstanding        42,433           38,408

         Basic Earnings per Common Share             $0.72            $1.19

         EARNINGS PER SHARE - ASSUMING DILUTION
         Income available to
                        common shareholders         30,525           45,761

         Add back preferred dividend requirements
           due to conversion into common shares          0            2,362

         Elimination of tax benefit on preferred
           ESOP dividend due to conversion into
           common shares                                 0             (768)

         Addition of tax benefit on ESOP dividend
           assuming conversion to common shares -
           at common dividend rate                       0              444

         Income available to common
           shareholders assuming dilution           30,525           47,799

         Weighted average shares outstanding        42,433           38,408
         Dilutive impact of stock
                            options outstanding        348              524
         Assumed conversion of preferred stock         275            4,404

         Weighted average shares and
           potentially dilutive shares outstanding  43,056           43,336

         Diluted Earnings per Common Share           $0.71            $1.10


         5.  Comprehensive Income
         (in thousands)


                                                              Two Quarters Ended
                                             June 26, 1999    June 30, 1998
         Net Income                                $30,525          $48,123
          Other Comprehensive Income, net of tax:
           Foreign Currency
                    Translation Adjustments         (1,367)            (573)
           Minimum Pension Liability Adjustment          0               58

         Total Comprehensive Income                $29,158          $47,608


                                                      Second Quarter Ended
                                             June 26, 1999    June 30, 1998
         Net Income                                $28,285         $24,414
          Other Comprehensive Income, net of tax:
           Foreign Currency
                    Translation Adjustments         (1,267)            (423)
           Minimum Pension Liability Adjustment          0                0

         Total Comprehensive Income                $27,018          $23,991


         6.  Inventories


         (In thousands)                           June 26,     December 31,
                                                      1999             1998
         Finished goods                           $166,176         $147,780
         Work in process                            61,969           64,421
         Raw materials and supplies                 64,689           66,380
         Total                                    $292,834         $278,581


         7.  Property Plant and Equipment


         (In thousands)                           June 26,     December 31,
                                                      1999             1998
         Land and land improvements                $15,104          $15,699
         Buildings                                 131,884          131,989
         Machinery and equipment                   433,921          419,418
         Construction in progress                   31,506           25,883
         Accumulated depreciation                 (311,359)        (284,731)
         Net Property Plant and Equipment         $301,056         $308,258

         8. Long-term debt is summarized as follows: (in thousands)


                                                  June 26,      December 31,
                                                      1999             1998

         Revolving credit facilities              $159,549         $103,479
         Private placement debt                    209,712          180,716
         Other                                      49,263           56,705
         TOTAL                                     418,524          340,900
         Current maturities                        (47,821)         (52,874)
         Total long-term debt                     $370,703         $288,026

         Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $160 million of the June 26, 1999 retained earnings were unrestricted for such purposes.


         9.  Capital Stock
               - authorized                    250,000,000
               - common outstanding             42,677,375

         Subsequent to December 31, 1998, all outstanding classes of preferred stock were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively. Of the 250 million authorized shares, up to 15 million shares may be designated by the Board of Directors as preferred shares. There were no designated preferred shares at June 26, 1999.

         On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. As of June 26, 1999, the Company had repurchased 117,000 shares under the authorization.


         10.  Supplemental Statement of Cash Flows Information

         The following is supplemental information relating to the Statement of Cash Flows ($000's):

                                                       Two Quarters Ended
                                        June 26, 1999         June 30, 1998
         Interest paid                        $13,699               $11,563
         Income tax payments                   27,747                44,408

         11. Special Restructuring Charge

         In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $3.0 million has been spent through June 26, 1999.

         The restructuring plan comprises consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company's three business segments. Pentair anticipates a reduction of approximately 1,050 jobs, as detailed below, offset by approximately 350 new jobs at other Pentair facilities in connection with consolidation and rationalization. The restructuring plan does not contemplate the Company exiting any of its current lines of business; the projects involved are designed to make the Company's existing businesses more efficient.

         The Professional Tools and Equipment segment will consolidate North American distribution operations and combine the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management currently estimates the benefits will be approximately $14.8 million in 2000 and $15.5 million in 2001.

         The Water and Fluid Technologies segment will reduce the workforce at its Lincoln Industrial business and outsource some product manufacturing, resulting in headcount reduction of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management currently estimates the benefits will be approximately $0.4 million in 1999, $2.1 million in 2000 and $2.1 million in 2001.

         The Electrical and Electronic Enclosures segment initiated termination of employees in its European enclosure businesses and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management currently estimates the benefits will be approximately $4.6 million in 1999, $9.2 million in 2000 and $12.2 million in 2001.

         The components of the restructuring charge and related reserve balances remaining at June 26, 1999 were (in millions):

                                          Personnel          Asset          Exit
                                              Costs      Disposals         Costs          Total
                                          ---------      ---------         -----          -----
         1999 Restructuring Charge           $27.5           $7.0          $3.5           $38.0
         1999 Spending to Date
              Cash spending                   (2.9)          (0.1)         (0.0)           (3.0)
              Non-cash spending               (0.0)          (0.1)         (0.0)           (0.1)
         -------------------------        ---------      ---------         -----          -----
         Remaining Reserve                   $24.4           $6.8          $3.5           $34.9
         =========================        =========      =========         =====          =====

         "Personnel Costs" consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of June 26, 1999, 185 employees have been terminated (or in Europe are working under statutory notice periods).

         "Asset Disposals" consists of the write-down of the carrying value of the Delta headquarters building which is held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. No charge has been taken with respect to the Jonesboro real estate since the Company believes it will be able to be sold for book value within a reasonable period.

         "Exit Costs" consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings, including the Jonesboro building.

         "Personnel Costs" and "Exit Costs" are cash costs and the "Asset Disposals" are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $14.1 million in 1999, $15.3 million in 2000 and $1.6 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

         During the first half of 1999, restructuring benefits (largely personnel cost savings) of approximately $1.9 million were realized. Currently anticipated benefits are projected to be a total of $5.0 million in 1999, $26.1 million in 2000 and $29.8 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

         The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6.2 million, one-half of which is contemplated to be incurred in fiscal 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

         12.  Subsequent Event

         On August 2, 1999, the Company entered into a $400 million Bridge Loan Agreement with Morgan Guaranty Trust Company of New York (the "Bridge Loan"). The Bridge Loan, plus a portion of the amount available under the Company's regular revolving credit facilities, will be sufficient to finance the Essef acquisition. The Bridge Loan provides for floating rates of interest depending upon the type of loan selected by the Company and the principal amount of the loan outstanding on October 1 and December 1 of 1999. The Bridge Loan matures on March 30, 2000, though it is required to be paid down in the event of any material sale of assets or any new issuance of debt or equity.


         ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         BUSINESS SEGMENT INFORMATION
         Selected information for business segments (taking restructuring charge into account for operating income) for the two quarters ended June 26, 1999 and June 30, 1998 follows:

         Segment Information ($000s):

         1999                       PTE        WFT        EEE         Other        Total
         Net sales from
           external customers     $404,827   $273,267   $299,624   $      0    $  977,718
         Intersegment net sales      2,173      2,141          0     (4,314)            0
         Segment profit (loss)
           - operating income       26,046     32,946     10,055     (8,983)       60,064
         Segment assets            483,238    507,065    572,893    106,421     1,669,617

         1998
         Net sales from
           external customers     $382,866   $270,365   $283,524   $      0    $  936,755
         Intersegment net sales      3,369      3,452          0     (6,821)            0
         Segment profit (loss)
           - operating income       39,374     30,427     26,441     (7,655)       88,587
         Segment assets            434,322    511,743    470,895     64,008     1,480,968


         PTE = Professional Tools and Equipment

         WFT = Water and Fluid Technologies
         EEE = Electrical and Electronic Enclosures
         Other = Corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, intercompany eliminations and all cash and cash equivalents


         RESULTS OF OPERATIONS

         Pentair has adopted a standard "4-4-5 week" accounting quarter for Pentair reporting in 1999. Pentair's fiscal year will continue to end on December 31. Also, operating profits of the segments are now reported net of all their administrative and related costs. The prior year segment data was restated for such reporting change.


         Consolidated Results.

         FIRST HALF ENDED JUNE 26, 1999 COMPARED TO FIRST HALF ENDED JUNE 30,
         1998

         Consolidated net sales increased to $977.7 million in the first half of 1999, representing a 4.4% increase over the corresponding 1998 period. Operating income in the first half of 1999 after the restructuring charge ($38 million) was $60.1 million, a decline of $28.5 million from the corresponding 1998 period; operating income as a percent of sales decreased from 9.5% to 6.1%. Operating income before the restructuring charge was $98.1 million for the first half of 1999, up 10.7% over the corresponding 1998 period, and as a percent of sales improved from 9.5% in the 1998 period to 10.0% in the 1999 period.

         Gross profit margins increased in first half 1999 to 31.7% versus 31.1% for the same period a year ago. This is primarily due to internal cost reduction efforts. Selling, general and administrative expense (SG&A) as a percent of sales was 21.7% in first half 1999 as compared to 21.6% in the 1998 period.

         Net income for the first half 1999 after the restructuring charge ($24.1 million after-tax or $.56 per share) declined from $48.1 million to $30.5 million for a decrease of 36.6% from the same 1998 period; before the restructuring charge, net income was $54.6 million, up 13.5% over the 1998 period. Diluted earnings per share for the 1999 period after the restructuring charge declined from $1.10 to $0.71, a decrease of 35.5% from the 1998 period; diluted earnings per share before the restructuring charge was $1.27, an increase of 15.5% over the 1998 period. Diluted earnings per share for 1999 year-to-date was negatively impacted 1 cent compared to the prior year period as a result of a weak Canadian dollar.

         The tax rate reduction to 36.5 percent is consistent with the pattern of reductions effected over the last two years. It is anticipated that the tax rate in the future quarters of 1999 will remain at approximately 36.5 percent, before the effect of the Essef acquisition, which will add approximately 1.4 percentage points to the full year tax rate, due to non-deductibility of the goodwill amortization for tax purposes.

         SECOND QUARTER ENDED JUNE 26, 1999 COMPARED TO SECOND QUARTER ENDED JUNE 30, 1998

         Net sales increased to $507.2 million in the second quarter of 1999, an increase of $35.4 million or 7.5% over the same period a year ago. Second quarter operating income increased to $51.6 million in the 1999 period, an increase of $6.9 million or 15.5% over the corresponding 1998 period. Net income increased to $28.3 million in the second quarter of 1999, an increase of $3.9 million or 15.9% over the 1998 period. Second quarter diluted earnings per share in 1999 showed a 17.9% increase over the corresponding period in 1998.

         Segment Information

         Professional Tools and Equipment Segment
         Net sales increased to $407.0 million in 1999 year-to-date, representing a 5.4% increase over the corresponding period in 1998. Net sales in the second quarter of 1999 grew 4.2% to $206.5 million from $198.0 million in the same period in 1998. Operating income in 1999 year-to-date after the restructuring charge was $26.0 million, a decline of $13.4 million and such operating income as a percent of sales decreased from 10.2% to 6.4%. Operating income before the restructuring charge increased to $42.8 million, up 8.8% over 1998 year-to-date, and as a percent of sales improved from 10.2% to 10.5%. Operating income in the second quarter of 1999 grew 1.9% to $20.6 million from $20.2 million in the same period in 1998. Operating income as a percent of sales declined to 10.0% in the second quarter of 1999 from 10.2% in the corresponding period in 1998.

         Sales in the Professional Tools and Equipment segment were relatively strong, driven by a good domestic economy and a healthy demand for newly introduced products. Both the first half and second quarter 1999 sales and income increased over prior-year periods which periods included the introduction of the popular Bammer cordless nailer.

         For the power tool businesses, housing starts are a key factor driving performance. Although starts in 1999 are down in the first two quarters and are expected to continue to be down slightly from the high levels experienced in 1998, retail markets are projected to make up for slower construction markets. In particular, second half sales and operating income should improve due to new product introductions and expanded distribution through Sears retail stores.

         Water and Fluid Technologies Segment

         Net sales increased to $275.4 million in 1999 year-to-date, representing a 0.6% increase over the corresponding period in 1998. Net sales in the second quarter of 1999 grew 6.3% to $146.9 million from $138.2 million in the same period in 1998. Operating income in 1999 year-to-date after the restructuring charge was $32.9 million, an increase of $2.5 million and such operating income as a percent of sales increased from 11.1% to 11.9%. Operating income before the restructuring charge increased to $37.4 million, up 23.0% over 1998 year-to-date, and as a percent of sales improved from 11.1% to 13.6%. Operating income in the second quarter of 1999 grew 29.2% to $20.9 million from $16.2 million in the same period in 1998. Operating income as a percent of sales increased to 14.3% in the second quarter of 1999 from 11.7% in the corresponding period in 1998.

         The relatively constant level of sales growth in the first two quarters of 1999 compared to the previous year is largely attributable to the deliberate reduction in sales of the formerly unprofitable Layne & Bowler pump line, begun in 1998. Profits in this segment benefited from offshore sourcing and continued productivity improvements and cost reductions. The Essef acquisition which is expected to close in August 1999 will be added to this segment.


         Electrical and Electronic Enclosures Segment

         Net sales increased to $299.6 million in 1999 year-to-date, representing a 5.7% increase over the corresponding period in 1998. Net sales in the second quarter of 1999 grew 13.2% to $156.3 million from $138.1 million in the same period in 1998. The increase was due to the acquisition of Pentair Enclosures UK (the former Walker Dickson Group) in October 1998 and WEB in April 1999, offset by a reduction in sales in the existing businesses. These businesses were affected by continued weakness in capital spending in many North American industrial markets, as well as slow economic growth in Germany generally.

         Operating income in 1999 year-to-date after the restructuring charge was $10.1 million, a decline of $16.3 million and such operating income as a percent of sales decreased from 9.3% to 3.4%. Operating income before the restructuring charge increased to $26.8 million, up 1.4% over 1998 year-to-date, and as a percent of sales declined from 9.3% to 8.9%. Operating income in the second quarter of 1999 grew 13.3% to $14.4 million from $12.7 million in the same period in 1998. Operating margins were unchanged at 9.2%. Operating margins were impacted in both the first half and the second quarter of 1999 by lower initial margins from newly acquired businesses.

         Operating improvements for the balance of 1999 are expected as a result of continued productivity gains in North America and of the restructuring actions taken earlier this year in Europe. In July 1999, Pentair Electronic Packaging was formed, combining the strengths of five electronic enclosure operations in North America, in order to better target opportunities in fast-growing datacom and telecom markets.


         SPECIAL RESTRUCTURING CHARGE

         In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $3.0 million has been spent through June 26, 1999.

         The restructuring plan comprises consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company's three business segments. Pentair anticipates a reduction of approximately 1,050 jobs, as detailed below, offset by approximately 350 new jobs at other Pentair facilities in connection with consolidation and rationalization. The restructuring plan does not contemplate the Company exiting any of its current lines of business; the projects involved are designed to make the Company's existing businesses more efficient.

         The Professional Tools and Equipment segment will consolidate North American distribution operations and combine the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management currently estimates the benefits will be approximately $14.8 million in 2000 and $15.5 million in 2001.

         The Water and Fluid Technologies segment will reduce the workforce at its Lincoln Industrial business and outsource some product manufacturing, resulting in headcount reduction of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management currently estimates the benefits will be approximately $0.4 million in 1999, $2.1 million in 2000 and $2.1 million in 2001.

         The Electrical and Electronic Enclosures segment initiated termination of employees in its European enclosure businesses and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management currently estimates the benefits will be approximately $4.6 million in 1999, $9.2 million in 2000 and $12.2 million in 2001.

         The components of the restructuring charge and related reserve balances remaining at June 26, 1999 were (in millions):

                                          Personnel          Asset          Exit
                                              Costs      Disposals         Costs          Total
         1999 Restructuring Charge           $27.5           $7.0          $3.5           $38.0
         1999 Spending to Date
              Cash spending                   (2.9)          (0.1)         (0.0)           (3.0)
              Non-cash spending               (0.0)          (0.1)         (0.0)           (0.1)
         -------------------------        ---------      ---------         -----          ------
         Remaining Reserve                   $24.4           $6.8          $3.5           $34.9
         =========================        =========      =========         =====          ======


         "Personnel Costs" consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of June 26, 1999, 185 employees have been terminated (or in Europe are working under statutory notice periods).

         "Asset Disposals" consists of the write-down of the carrying value of the Delta headquarters building which is held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. No charge has been taken with respect to the Jonesboro real estate since the

         Company believes it will be able to be sold for book value within a reasonable period.

         "Exit Costs" consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings, including the Jonesboro building.

         "Personnel Costs" and "Exit Costs" are cash costs and the "Asset Disposals" are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $14.1 million in 1999, $15.3 million in 2000 and $1.6 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

         During the first half of 1999, restructuring benefits (largely personnel cost savings) of approximately $1.9 million were realized. Currently anticipated benefits are projected to be a total of $5.0 million in 1999, $26.1 million in 2000 and $29.8 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

         The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6.2 million, one-half of which is contemplated to be incurred in fiscal 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.


         LIQUIDITY AND CAPITAL RESOURCES

         Cash from operating activities for the first two quarters generated $10.1 million in 1999 compared to the use of $0.2 million in the same period in 1998. The Company believes that cash flow from operations will exceed its needs for capital expenditures, smaller acquisitions and dividends for the full year.

         Capital expenditures were $19.0 million in 1999 year-to-date compared to $15.6 million in 1998. The Company had a negative free cash flow of $8.9 million in 1999 compared to a negative $15.8 million in the first two quarters of 1998. Free cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures. The Company is targeting continued growth in free cash flow as a percent of sales through improved profitability and working capital management. Historically, free cash flow is negative during the first half of each fiscal year and positive thereafter.

         Borrowings in the first two quarters of 1999 financed operating needs, capital expenditures and the acquisition in April of WEB. The percentage of long-term debt to total capital was 34% at June 26, 1999 compared to 29% at December 31, 1998. The Company is authorized to repurchase stock to offset the dilution caused by stock issuances under employee stock compensation plans. In 1999, the Company acquired 117,000 shares of its common stock for approximately $4.0 million. As of June 26, 1999, the Company had available to it approximately $240 million under its current revolving credit agreements.

         The Company announced on April 30, 1999 the acquisition of two businesses owned by Essef Corporation, to be acquired following the split-off of the remaining business, Anthony & Sylvan, to Essef shareholders at the time of the acquisition. The acquisition will be accounted for using the purchase method of accounting. While the Company is continuing its due diligence relating to the acquisition, it believes that the closing of the transaction will occur in August, following a vote by Essef shareholders at its special meeting scheduled to take place on August 6, 1999. The cash portion of the acquisition price is approximately $310 million. The Company estimates that indebtedness of Essef to be assumed or refinanced at closing will be approximately $120 million.

         On August 2, 1999, the Company entered into a $400 million Bridge Loan Agreement with Morgan Guaranty Trust Company of New York (the "Bridge Loan"). The Bridge Loan, plus a portion of the amount available under the Company's regular revolving credit facilities, will be sufficient to finance the Essef acquisition. The Bridge Loan provides for floating rates of interest depending upon the type of loan selected by the Company and the principal amount of the loan outstanding on October 1 and December 1 of 1999. The Bridge Loan matures on March 30, 2000, though it is required to be paid down in the event of any material sale of assets or any new issuance of debt or equity.

         The Company is in the process of negotiating with its current lenders and others for a new five-year $750 million revolving credit facility. The new credit facility would replace the existing $390 million revolving credit facility and would continue to be used for normal operating needs, capital expenditures and acquisitions. The Company believes that it will be able to complete this refinancing during the third quarter of 1999. The Company has historically used revolving bank credit as its primary financing tool.

         In addition, on June 8, 1999, the Company filed a registration statement on Form S-3 for shelf offerings of debt and/or equity in an aggregate amount of up to $700 million. The Securities and Exchange Commission has not yet declared the shelf registration statement effective. Proceeds of any offerings made under such shelf registration would be available to the Company for repayment of the Bridge Loan or other outstanding indebtedness.

         Historically, the Company has endeavored to maintain its long-term debt levels at between 30 to 40% of total capital. The Company has in the past increased its leverage to make significant strategic acquisitions. The acquisition of Essef will increase its long-term debt to total capital ratio to 52%, assuming that the acquisition had occurred on June 26, was financed entirely by long-term debt and the amount of indebtedness of Essef assumed or refinanced was $120 million.

         The Company believes its improving cash flow and the performance of its newly acquired businesses will permit it over the next few years to reduce its debt levels. Any equity offering that the Company would make would reduce its indebtedness levels more quickly. Over the long term, the Company believes that indebtedness in the target range provides a strong capital base that gives the Company significant operational and financing flexibility.

         Based on the availability of these sources, the Company believes that it has sufficient financing to permit it to close the Essef acquisition and continue to operate its businesses without significant limitations on its normal operating flexibility.


         OUTLOOK

         Pentair's top line growth in the coming months will be driven by new product introductions and expanded distribution. As well, the Essef acquisition anticipated to close in August 1999 will significantly increase sales in the Water and Fluid Technologies segment. The profitability of all three segments will be strengthened by the net benefits of Pentair's cost savings project initiated in 1998 and the restructuring plans started in the first quarter of 1999. However, Pentair will incur higher interest costs as a result of the Essef acquisition. The acquisition is anticipated to be modestly dilutive over the balance of 1999, but is expected to be accretive in the first full twelve months of Pentair ownership.

         In addition, Pentair continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past three years. Pentair will continue to pursue complementary acquisitions to integrate with its current operations, but will also carefully review larger targets, which would significantly expand its current segments. Other acquisitions are possible, outside existing segments, but only if they present Pentair extraordinary opportunities.


         YEAR 2000

         Background

         The Year 2000 issue is the result of computer programs and embedded computer chips originally having been designed and developed using two digits rather than four digits to define the applicable year. Any of the Company's internal use computer programs and hardware as well as its products that are date sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities for the Company, its suppliers and its customers.

         State of Readiness

         The Company's businesses have had "Y2K Project" programs in place since as long ago as 1995 to address Year 2000 problems in critical business areas for information management systems, non-information systems with embedded technology, suppliers and customers. The Company has completed its review and compliance planning for its critical information systems
         (IS). Most of the Company's larger businesses have completed the implementation of required actions for compliance; the balance of the business units are in the final stages of implementation.

         Currently, 16 out of the current 37 computing locations have completed their Year 2000 compliance implementation for all systems, including non-IS automated communications and manufacturing systems. The 16 completed locations represent approximately 60% of the Company's revenues. All but four of the remaining locations do not require additional resources to complete implementation by the end of the third quarter of 1999. The remaining four locations, which represent approximately 6% of the Company's revenues, have been provided additional internal or external resources to finish on a timely basis. No significant difficulties have been encountered to date as a result of Year 2000 non-compliance in any of Pentair's businesses. The Company has also reviewed the Year 2000 compliance status of its recent acquisitions as a part of the due diligence review of those businesses. Pentair believes that these operations will be Year 2000 compliant on a timely basis.

         In many cases, implementation includes installation or updating of new Enterprise Resource Planning ("ERP") systems for the Company's 34 current manufacturing locations designed to enable these businesses to operate more efficiently and to provide better management reporting. Pentair anticipates that implementation and testing phases for the installation of the ERP system company-wide will be substantially complete by the end of the third quarter of 1999. The Company has installed and tested its ERP systems in 13 locations. Installation is continuing at another 9 locations, all but one of which is anticipated to have been completed by the end of the third quarter, with that remaining site scheduled for completion in October 1999. The remaining 12 manufacturing locations have not converted and did not intend to convert their ERP systems at this time, but have completed their Year 2000 compliance actions for their current systems. All manufacturing sites will be converted to the new ERP system over the next few years as the IS development plan is concluded.

         None of the Company's products are believed to be date dependent and consequently should not be affected by the Year 2000 issue.

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

         Costs to Address the Year 2000 Issue

         As a result of the numerous different IS systems used by businesses that the Company has acquired over the years and also as a result of changing business requirements, the Company has an ongoing development plan with scheduled replacements of hardware and software occurring over the past few years and continuing into the future throughout the organization. Year 2000 compliance is a by-product of the Company's
         IS development plan.

         The estimated cost associated with the total IS development plan over the five-year period from 1995 to 1999 is anticipated to be approximately $61 million; the plan is approximately 83% complete. This cost estimate is an increase of approximately $6 million over the budgeted amount as of the end of 1998. The forecasted increase is attributable largely to the cost of additional consulting services for installation or updating of ERP systems both for recent acquisitions and ERP installations that have taken longer to complete than planned. The estimated cost specifically attributable to Year 2000 compliance, apart from other IS development activities, amounts to approximately $15.5 million, of which $13 million had been spent through June 1999. Pentair has not deferred any significant IS projects as a result of the implementation of its Year 2000 project.

         Contingency Plans

         Pentair's businesses are in the process of developing Year 2000 contingency plans, based on their review of their internal and external compliance progress. A full review is underway to assess Pentair's vulnerability to internal noncompliance and potential third-party failures and actions that can be taken to reduce unfavorable impacts. Possible plans may include arranging alternative or additional suppliers and service providers, increasing inventory levels, providing additional back-up systems and replacing or upgrading equipment and software.

         Risks Represented by the Year 2000 Issue

         Pentair believes that completed and planned modifications and conversions of its internal systems and equipment will allow it to be Year 2000 compliant in a timely manner. However, there can be no assurance that the Company's systems or equipment, nor those of third parties on which Pentair relies, will be Year 2000 compliant, in all material respects, in a timely manner, nor that attainment of compliance can be done for the amount budgeted by the company. Nor can Pentair give any assurance that its own or third parties' contingency plans will mitigate the effects of any noncompliance. Pentair believes that non-compliance with Year 2000 issues would likely result in some reduction of the Company's operations for the first part of the year 2000, which could have a material adverse effect on the Company's businesses or their financial condition.

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


         NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

         It should be noted that certain statements herein which are not historical facts, including without limitation those regarding 1) the timeliness of product introductions and deliveries; 2) expectations regarding market growth and developments; 3) expectations for growth and profitability; and 4) implementation of plans; 5) anticipated savings; 6) results achieved from acquisitions; and 7) statements preceded by "believes", "anticipates", "expects", "estimates", "will" or similar expressions are forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from the results currently expected by the Company.

         Factors that could cause such differences include, but are not limited to, 1) general economic conditions, such as the rate of economic growth in the Company's principal geographic markets or fluctuations in exchange rates or interest rates; 2) industry conditions, such as the strength of product demand, the intensity of competition, pricing pressures, the acceptability of new product introductions, the introduction of new products by competitors, changes in technology or the ability of the Company to source components from third parties without interruption and at reasonable prices and the financial condition of the Company's customers; 3) operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies therein, and inventory risks due to shifts in market demand; 4) integration of new businesses; 5) unexpected difficulties in implementing plans; and, 6) the expectations, uncertainties, costs and risks associated with Year 2000 issues, such as the Company's expectations as to when it will complete the remediation and testing phases of its Year 2000 programs as well as contingency plans; its estimated costs of achieving Year 2000 readiness; and the Company's belief that its internal systems and equipment will be compliant in a timely manner. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other IT resources; the ability to identify and remediate all date-sensitive computer coding or the ability to identify and replace all embedded computer chips in affected systems or equipment; and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

         Exhibit         Description
         Number

         10.1       Morgan Bridge Loan Agreement
         27          Financial Data Schedule

         (b) Reports on Form 8-K.

         A report on Form 8-K was filed on April 8, 1999 regarding the announced special restructuring charge of $38.0 million or 56 cents per share to be recorded in the first quarter of 1999.



         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

         /s/ Richard W. Ingman
         Executive Vice President and
         Chief Financial Officer

         August 2, 1999