Form 10-Q
period 1999-09-25
PENTAIR INC
filed 1999-11-08
CIK 77360

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-11625

PENTAIR, INC.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
1500 County B2 West, Suite 400 St. Paul, Minnesota (Address of principal executive offices)	55113-3105 (Zip Code)

(651) 636-7920
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares outstanding of Registrant's only class of common stock on September 25, 1999 was 42,694,797.

PENTAIR, INC. AND SUBSIDIARIES

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1—Financial Statements

PENTAIR, INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended		Quarter Ended
	September 25 1999	September 30 1998	September 25 1999	September 30 1998
	(Unaudited)
	($ expressed in thousands except per share amounts)
Net sales	$1,582,636	$1,413,535	$604,918	$476,780
Operating costs:
Cost of goods sold	1,086,358	974,729	418,656	329,154
Selling, general and administrative	335,562	303,558	123,610	100,965
Restructuring charge	38,000	0	0	0

Total operating costs	1,459,920	1,278,287	542,266	430,119
Operating Income	122,716	135,248	62,652	46,661
Interest expense—net	26,182	16,565	14,188	5,596

Income before income taxes	96,534	118,683	48,464	41,065
Provision for income taxes	36,200	44,764	18,655	15,269

Net income	60,334	73,919	29,809	25,796
Preferred dividend Requirements	0	3,533	0	1,171

Income available to common shareholders	$60,334	$70,386	$29,809	$24,625

Earnings per Common Share:
Basic	$1.42	$1.83	$0.70	$0.64
Diluted	$1.40	$1.70	$0.69	$0.60
Weighted Average Common Shares
Outstanding	42,517	38,440	42,684	38,506
Outstanding Assuming Dilution	43,087	43,229	43,150	43,014

See Notes to Consolidated Financial Statements.

PENTAIR, INC.

CONSOLIDATED BALANCE SHEET

	September 25, 1999	December 31, 1998
	(Unaudited)	(In thousands)
ASSETS
Current assets
Cash and cash equivalents	$30,269	$32,039
Accounts and notes receivable	586,193	396,062
Inventories	409,955	278,581
Deferred income taxes	49,035	30,397
Other current assets	21,501	11,490

Total current assets	1,096,953	748,569
Property, Plant & Equipment—net	394,900	308,258
Goodwill	1,193,016	474,488
Other assets	82,830	23,351

TOTAL ASSETS	$2,767,699	$1,554,666

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts and notes payable	$207,791	$155,962
Compensation and other benefits accruals	101,091	69,893
Income taxes	19,278	7,111
Accrued product claims and warranties	50,667	29,475
Accrued rebates	17,441	19,682
Accrued restructuring charge	32,076	0
Accrued expenses and other liabilities	109,525	59,796
Current maturities of long-term debt	241,071	52,874

Total current liabilities	778,940	394,793
Long-term debt	1,045,182	288,026
Pensions and other retirement compensation	69,378	60,564
Postretirement medical and other benefits	44,441	41,868
Reserves—insurance subsidiary	25,402	29,441
Other liabilities	55,011	30,162
Deferred income taxes	0	447
Preferred stock—at liquidation value	0	53,638
Common stock—par value, $.16 2/3	7,116	6,417
Additional paid-in capital	237,395	184,145
Accumulated other comprehensive income	(4,138)	(3,962)
Retained earnings	508,972	469,127

Total shareholders' equity	749,345	709,365
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,767,699	$1,554,666

See Notes to Consolidated Financial Statements.

PENTAIR, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 25 1999	Year Ended December 31 1998
	(Unaudited)	(In thousands)
Preferred Stock
Beginning Balance	$53,638	$59,696
Conversions into common	(53,638)	(6,058)

Ending Balance	0	53,638
Common Stock—Par
Beginning Balance	$6,417	$6,365
Repurchase of common stock	(19)	(58)
Employee stock plans—net	38	34
Conversions into common	680	76

Ending Balance	7,116	6,417
Additional Paid in Capital
Beginning Balance	$184,145	$186,486
Repurchase of common stock	(4,011)	(12,315)
Employee stock plans—net	4,303	3,993
Conversions into common	52,958	5,981

Ending Balance	237,395	184,145
Foreign Currency Translation Adjustment
Beginning Balance	$(1,587)	$(2,612)
Current period change	(176)	1,025

Ending Balance	(1,763)	(1,587)
Minimum Liability Pension Adjustment
Beginning Balance	$(2,375)	$(2,473)
Current period change	0	98

Ending Balance	(2,375)	(2,375)
Retained Earnings
Beginning Balance	$469,127	$389,415
Net Income	60,334	106,840
Dividends
Common	(20,489)	(23,063)
Preferred	0	(4,267)
Tax Benefit of preferred dividends	0	202

Ending Balance	508,972	469,127
TOTAL SHAREHOLDERS' EQUITY	$749,345	$709,365

See Notes to Consolidated Financial Statements.

PENTAIR, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Quarters Ended
	September 25 1999	September 30 1998
	(Unaudited)
	(In thousands)
Operating activities
Net income	$60,334	$73,919
Adjustments to reconcile to cash flow:
Restructuring charge	38,000	0
Depreciation	44,167	41,192
Amortization	16,348	10,818
Deferred income taxes	(8,272)	(1,010)
Changes in assets and liabilities, net of effects of acquisitions/dispositions
Accounts receivable	(54,437)	(7,374)
Inventories	(19,059)	(20,490)
Accounts payable	(8,914)	(35,120)
Compensation and benefits	(43,680)	(920)
Income taxes	(9,300)	(10,566)
Pensions and other retirement compensation	8,258	3,917
Reserves—insurance subsidiary	(4,039)	2,210
Other assets/liabilities—net	23,041	(15,778)

Cash provided by operating activities	42,447	40,798
Investing activities
Capital expenditures	(30,925)	(29,717)
Payments for acquisition of businesses	(950,862)	(17,955)
Proceeds from sale of businesses	0	13,001
Other	1,741	631

Cash used for investing activities	(980,046)	(34,040)
Financing activities
Borrowings	990,784	72,998
Debt payments	(48,639)	(46,663)
Unearned ESOP compensation decrease	0	2,925
Employee stock plans and other	4,341	2,704
Repurchase of stock	(4,030)	(12,372)
Dividends paid	(20,489)	(20,833)

Cash provided by (used for) financing activities	921,967	(1,241)
Effects of currency exchange rate changes	13,862	(6,063)
Increase in cash and cash equivalents	(1,770)	(546)
Cash and cash equivalents
—beginning of period	32,039	34,340
—end of period	$30,269	$33,794

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

    The results of operations for the three quarters ended September 25, 1999 are not necessarily indicative of the operating results to be expected for the full year.

    Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.

    Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

2. Acquisitions

  WEB Tool & Manufacturing, Inc.

    On April 2, 1999, Pentair acquired all of the common stock of WEB Tool & Manufacturing, Inc. for approximately $62 million, which was financed through bank borrowings. WEB designs, manufactures, and markets custom server subracks and chassis for computer technology applications. The acquisition was accounted for as a purchase and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. The proforma effect of this acquisition is not presented because it is not material to the Company's consolidated financial statements.

  Essef Corporation

    On August 10, 1999, Pentair acquired two businesses owned by Essef Corporation, Structural Fibers and Pac-Fab. A third business formerly owned by Essef, Anthony & Sylvan, was split off to Essef shareholders at the time of the acquisition. The acquisition price was $310 million. The Company also refinanced approximately $120 million of Essef indebtedness. The Essef acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. Structural Fibers designs, manufactures and distributes products used in moving, treating and storing water, including pumps, storage tanks and filtration systems for residential, commercial, municipal and industrial customers. Pac-Fab manufactures pool and spa equipment used in residential and commercial applications.

  DeVilbiss Air Power Company

    On September 3, 1999, Pentair acquired all of the outstanding shares of Falcon Manufacturing, Inc., the parent company of DeVilbiss Air Power Company (Falcon Manufacturing, Inc. and DeVilbiss Air Power Company, together "DeVilbiss"). The acquisition price was approximately $460 million. The DeVilbiss acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. DeVilbiss manufactures air compressors, portable generators, pressure washers and accessories.

  ProForma Financial Information for Essef and DeVilbiss Acquisitions

    The results of operations for the Essef and DeVilbiss acquired companies are included in the accompanying consolidated financial statements since the date of acquisition. Had the acquisitions occurred at January 1, 1998, unaudited proforma results for the full year 1998 are: net sales $2,621 million; net income $89 million and basic and diluted earnings per share $2.20 and $2.04 respectively. The unaudited proforma results for the three quarters ended September 30, 1998 are: net sales $1,911 million; net income $60 million and basic and diluted earnings per share $1.46 and $1.37 respectively. The unaudited proforma results for the three quarters ended September 25, 1999 are: net sales $2,142 million; net income $63 million and basic and diluted earnings per share $1.49 and $1.47 respectively.

    The results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of 1998, or of the results which may occur in the future.

3. Subsequent Transactions

    On October 5, 1999, Pentair sold 5,500,000 shares of its common stock in a firm underwriting managed by Goldman, Sachs & Co. and J.P. Morgan Securities Inc. In addition, Pentair also sold $250,000,000 aggregate principal amount of its 7.85% Senior Notes due 2009 in a firm underwriting managed by Goldman, Sachs & Co. and J.P. Morgan Securities Inc. The net proceeds of approximately $463 million ($215 million from the equity offering and $248 million from the debt offering) were used to reduce or refinance other indebtedness.

    On October 28, 1999, Pentair announced that it is investigating strategic alternatives for its Lincoln Industrial business, which could involve sale or other disposition.

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

    The following table reflects the calculation of basic and diluted earnings per share.

	Three Quarters Ended
	September 25, 1999	September 30, 1998
	(In thousands except per share amounts)
Earnings per share
Net Income	$60,334	$73,919
Preferred dividend requirements	0	3,533
Income available to common shareholders	60,334	70,386
Weighted average shares outstanding	42,517	38,440
Basic Earnings per Common Share	$1.42	$1.83
Earnings per share—assuming dilution
Income available to common shareholders	60,334	70,386
Add back preferred dividend requirements due to conversion into common shares	0	3,533
Elimination of tax benefit on preferred ESOP dividend due to conversion into common shares	0	(1,088)
Addition of tax benefit on ESOP dividend assuming conversion to common shares—at common dividend rate	0	629
Income available to common shareholders assuming dilution	60,334	73,460
Weighted average shares outstanding	42,517	38,440
Dilutive impact of stock options outstanding	387	462
Assumed conversion of preferred stock	183	4,327
Weighted average shares and potentially dilutive shares outstanding	43,087	43,229
Diluted Earnings per Common Share	$1.40	$1.70

5. Comprehensive Income

	Three Quarters Ended
	September 25, 1999	September 30, 1998
	(In thousands)
Net Income	$60,334	$73,919
Other Comprehensive Income, net of tax:
Foreign Currency
Translation Adjustments	(176)	2,578
Minimum Pension Liability Adjustment	0	58

Total Comprehensive Income	$60,158	$76,555

	Third Quarter Ended
	September 25, 1999	September 30, 1998
Net Income	$29,809	$25,796
Other Comprehensive Income, net of tax:
Foreign Currency
Translation Adjustments	1,191	3,152
Minimum Pension Liability Adjustment	0	0

Total Comprehensive Income	$31,000	$28,948

6. Inventories

	September 25, 1999	December 31, 1998
	(In thousands)
Finished goods	$238,022	$147,780
Work in process	68,838	64,421
Raw materials and supplies	103,095	66,380

Total	$409,955	$278,581

7. Property Plant and Equipment

	September 25, 1999	December 31, 1998
	(In thousands)
Land and land improvements	$21,915	$15,699
Buildings	166,510	131,989
Machinery and equipment	491,645	419,418
Construction in progress	40,113	25,883
Accumulated depreciation	(325,283)	(284,731)
Net Property Plant and Equipment	$394,900	$308,258

8. Long-term debt is summarized as follows:

	September 25, 1999	December 31, 1998
	(In thousands)
Revolving credit facilities	$641,689	$103,479
Private placement debt	175,273	180,716
Bridge Loans	450,000	0
Other	19,291	56,705

TOTAL	1,286,253	340,900
Current maturities	(241,071)	(52,874)

Total long-term debt	$1,045,182	$288,026

    Subsequent to September 25, 1999, the Company completed both a 5,500,000 share common stock and a $250,000,000 debt offering which closed on October 5, 1999. See also Note 3.

    Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $48 million of the September 25, 1999 retained earnings were unrestricted for such purposes; following the completion of the equity and debt offerings on October 5, 1999 and the application of proceeds for debt repayment, $262 million of the September 25, 1999 retained earnings became unrestricted.

    On August 2, 1999, the Company entered into a $400 million Bridge Loan Agreement with Morgan Guaranty Trust Company of New York (the "Morgan Bridge Loan"). The Morgan Bridge Loan accrued interest at a floating rate equal to LIBOR plus a variable margin. The margin is 1.25% through September 30, 1999 and 1.75% from October 1 to October 5, 1999. The current interest rate under the Morgan Bridge Loan as of September 25, 1999 is 6.56%. The Morgan Bridge Loan was fully funded in early August to finance in part an acquisition and was repaid in full from the proceeds of the Company's debt and equity offerings on October 5, 1999.

    On August 13, 1999, the Company entered into a new $100 million revolving credit agreement with certain banks and U.S. Bank National Association, as agent (the "U.S. Bank Loan"). The U.S. Bank Loan provides for floating rates of interest depending upon the type of loan selected by the Company, the loan amount outstanding on October 1, 1999, the duration of the interest period selected, the rating of the Company's long-term senior unsecured debt assigned by Standard & Poor's Ratings Group and Moody's Investor Service, Inc. and an applicable margin, if higher, with respect to certain new debt. The amount outstanding under the U.S. Bank Loan at September 25, 1999 was $50 million and was repaid in full from the proceeds of the Company's debt and equity offerings on October 5, 1999.

    Also, as of August 13, 1999, the Company amended its two existing credit facility agreements. The Company has a $365 million revolving credit facility with certain banks (the $365 Million Credit Facility") and a $25 million revolving credit facility with U.S. Bank (the "$25 Million Credit Facility") (collectively, the "$390 Million Credit Facilities"). The amendments increased the rate of interest and fees payable under the facilities and changed some of the Company's financial covenants. The $390 Million Credit Facilities were repaid from available proceeds of the Company's new revolving credit facilities prior to September 25, 1999.

    On September 2, 1999, the Company entered into two new revolving credit facilities aggregating $800 million; a new five-year $425 million revolving credit facility (the "$425 Million Revolver") and a new 364-day $375 million revolving credit facility (the "$375 Million Revolver") (collectively the "New Revolving Credit Facilities"). The New Revolving Credit Facilities replaced the Company's $390 Million Credit Facilities and were entered into to partially fund an acquisition and to support the Company's operating needs. The $425 Million Revolver expires September 2, 2004 and the $375 Million Revolver expires on August 31, 2000. Inclusive of related facilities fees, the New Revolving Credit Facilities accrue interest at a floating rate equal to LIBOR plus 1.25% through December 1, 1999 and thereafter based upon the rating of the Company's long term senior unsecured debt assigned by Standard & Poor's Ratings Group and Moody's Investor Service, Inc., or if no rating is available, based on a leverage ratio.

9. Capital Stock

—authorized	250,000,000
—common outstanding	42,694,797

    Subsequent to December 31, 1998, all outstanding classes of preferred stock were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively. Of the 250 million authorized shares, up to 15 million shares may be designated by the Board of Directors as preferred shares. There were no designated preferred shares at September 25, 1999.

    On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. As of September 25, 1999, the Company had repurchased 117,000 shares under the authorization.

    Subsequent to September 25, 1999, the Company completed both a 5,500,000 share common stock and a $250,000,000 debt offering which closed on October 5, 1999. See also Note 3.

10. Supplemental Statement of Cash Flows Information

    The following is supplemental information relating to the Statement of Cash Flows ($000's):

	Three Quarters Ended
	September 25, 1999	September 30, 1998
Interest paid	$22,131	$17,098
Income tax payments	43,901	50,277

11. Special Restructuring Charge

    In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $5.1 million has been spent through September 25, 1999.

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

    The Professional Tools and Equipment segment will consolidate North American distribution operations and combine the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $14.8 million in 2000 and $15.5 million in 2001.

    The Water and Fluid Technologies segment will reduce the workforce at its Lincoln Industrial business and outsource some product manufacturing, resulting in headcount reduction of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $0.4 million in 1999, $2.1 million in 2000 and 2.1 million in 2001.

    The Electrical and Electronic Enclosures segment initiated termination of employees in its European enclosure businesses and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management estimates the benefits under the restructuring plan will be approximately $4.6 million in 1999, $9.2 million in 2000 and $12.2 million in 2001.

    The components of the restructuring charge and related reserve balances remaining at September 25, 1999 were (in millions):

	Personnel Costs	Asset Disposals	Exit Costs	Total
1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0
1999 Spending to Date
Cash spending	(4.9)	(0.1)	(0.1)	(5.1)
Non-cash spending	(0.0)	(0.8)	(0.0)	(0.8)

Remaining Reserve	$22.6	$6.1	$3.4	$32.1

    "Personnel Costs" consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of September 25, 1999, 298 employees have been terminated (or in Europe are working under statutory notice periods).

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

    During the three quarters of 1999, restructuring benefits (largely personnel cost savings) of approximately $3.9 million were realized. Anticipated benefits are projected to be a total of $5 million in 1999, $26 million in 2000 and $30 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

    The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6.2 million, one-half of which is contemplated to be incurred in the last two quarters of fiscal 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

13. Accounting Developments

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The FASB subsequently issued FAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company must adopt this standard no later than January 1, 2001. The Company is reviewing the requirements of this standard, which are quite complex. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

Item 2—Management's Discussion and Analysis of Results of Operations
and Financial Condition

Business Segment Information

    Selected information for business segments (taking restructuring charge into account for operating income) for the three quarters ended September 25, 1999 and September 30, 1998 follows:

Segment Information ($000s):

1999	PTE	WFT	EEE	Other	Total
Net sales from external customers	$665,680	$455,649	$461,307	$0	$1,582,636
Intersegment net sales	3,556	3,111	0	(6,667)	0
Segment profit (loss)—operating income	54,580	55,710	26,460	(14,034)	122,716
Segment assets	1,097,638	995,795	558,436	115,830	2,767,699
1998
Net sales from external customers	$586,320	$404,496	$422,719	$0	$1,413,535
Intersegment net sales	5,034	4,800	0	(9,834)	0
Segment profit (loss)—operating income	61,407	49,006	38,069	(13,234)	135,248
Segment assets	457,156	515,407	483,483	49,295	1,505,341

PTE =	Professional Tools and Equipment
WFT =	Water and Fluid Technologies
EEE =	Electrical and Electronic Enclosures
Other =	Corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not related to current operations, intercompany eliminations and all cash and cash equivalents

Results of Operations

    Pentair has adopted a standard "4-4-5 week" accounting quarter for Pentair reporting in 1999. Pentair's fiscal year will continue to end on December 31. Also, operating profits of the segments are now reported net of all their administrative and related costs. The prior year segment data was restated for such reporting change.

Consolidated Results

Three Quarters Ended September 25, 1999 Compared to Three Quarters Ended September 30, 1998

    Consolidated net sales increased to $1,582.6 million for the first three quarters of 1999, representing a 12.0% increase over the corresponding period sales in 1998. Acquisitions accounted for the majority of this increase.

    Operating income in the three quarters of 1999 after the restructuring charge ($38 million) was $122.7 million, a decline of $12.5 million from the corresponding 1998 period; operating income as a percent of sales decreased from 9.6% to 7.8%. Operating income before the restructuring charge was $160.7 million for the three quarters of 1999, up 18.8% over the corresponding 1998 period, and as a percent of sales, improved from 9.6% in the 1998 period to 10.2% in the 1999 period. Acquisitions accounted for a small part of the increase in operating income before restructuring charge in 1999 year-to-date.

    Gross profit margins increased in the three quarters of 1999 to 31.3% versus 31.0% for the same period a year ago. This is primarily due to internal cost reduction efforts. Selling, general and administrative expense (SG&A) as a percent of sales was 21.2% in the three quarters of 1999 as compared to 21.5% in the 1998 period.

    Net income for the three quarters of 1999 after the restructuring charge ($24.1 million after-tax or $.56 per share) declined from $73.9 million to $60.3 million for a decrease of 18.4% from the same 1998 period; before the restructuring charge, net income was $84.5 million, up 14.3% over the 1998 period. Diluted earnings per share for 1999 year-to-date after the restructuring charge declined from $1.70 to $1.40, a decrease of 17.6% from the 1998 period; diluted earnings per share before the restructuring charge was $1.96, an increase of 15.3% over the 1998 period.

    Pentair's tax rate had been reduced to approximately 36.5% in the first two quarters of 1999. The tax rate at September 25, 1999 was 37.5% due to a partial year effect of the Essef and DeVilbiss acquisitions. The 1999 full year tax rate is estimated to be approximately 38.0%

    It is anticipated that the tax rate in the future will be approximately 39.0%, due to the effect of the Essef and DeVilbiss acquisitions, which will add approximately 2.5 percentage points to the full year tax rate, due primarily to non-deductibility for tax purposes of goodwill amortization.

Third Quarter Ended September 25, 1999 Compared to Third Quarter Ended September 30, 1998

    Consolidated net sales for the third quarter of 1999 increased 26.9% to $604.9 million over third quarter 1998 sales; acquisitions accounted for the largest part of this sales growth.

    Operating income in the third quarter increased $16.0 million or 34.3% over the same period in 1998; acquisitions contributed significantly to this improvement. Net income for the third quarter of 1999 increased 15.6% to $29.8 million over the corresponding period in 1998, while earnings per share increased 15.0% over the same period. Excluding the impact of the Essef and DeVilbiss acquisitions and related financing costs, Pentair's earnings per share increased to $0.73, or a 22.0% increase.

Segment Information

  Professional Tools and Equipment Segment

    Net sales increased to $669.2 million in 1999 year-to-date, representing a 13.2% increase over the corresponding period in 1998, attributable to both internal growth and acquisitions. Net sales in the third quarter of 1999 grew 27.8% to $262.2 million from $205.1 million in the same period in 1998, especially impacted by the September 3 acquisition of DeVilbiss. Operating income in 1999 year-to-date after the restructuring charge was $54.6 million, a decline of $6.8 million; operating income as a percent of sales decreased from 10.4% to 8.2%. Operating income before the restructuring charge increased to $71.4 million, up 16.2% over 1998 year-to-date, and as a percent of sales improved from 10.4% to 10.7%. The increase in operating income before the restructuring charge for 1999 year-to-date was largely due to efficiency gains in continuing operations with some contribution from the mid-quarter acquisition. Operating income in the third quarter of 1999 grew 29.5% to $28.5 million from $22.0 million in the same period in 1998, to which increase the DeVilbiss acquisition was a significant contributor. Operating income as a percent of sales improved to 10.9% in the third quarter of 1999 from 10.7% in the corresponding period in 1998.

    Sales in the Professional Tools and Equipment segment were relatively strong, driven by steady demand from retailers building inventories for the Christmas selling season, several new product introductions, a marked improvement in some industrial markets during the quarter, and one month's contribution from the DeVilbiss acquisition.

  Water and Fluid Technologies Segment

    Net sales increased to $458.8 million in 1999 year-to-date, representing a 12.1% increase over the corresponding period in 1998, largely as a result of the Essef acquisition. Net sales in the third quarter of 1999 grew 35.3% to $183.4 million from $135.5 million in the same period in 1998; without the Essef acquisition, third quarter net sales would have been flat over a very strong 1998 third quarter. Operating income in 1999 year-to-date after the restructuring charge was $55.7 million, an increase of $6.7 million; operating income as a percent of sales increased from 12.0% to 12.1%. Operating income before the restructuring charge increased to $60.2 million, up 22.8% over 1998 year-to-date, and as a percent of sales improved from 12.0% to 13.1%. Operating performance was bolstered by 2 months contribution of the Essef acquisition. Operating income in the third quarter of 1999 grew 22.5% to $22.8 million from $18.6 million in the same period in 1998, largely attributable to the Essef acquisition. Operating income as a percent of sales declined to 12.4% in the third quarter of 1999 from 13.7% in the corresponding period in 1998.

    The third quarter includes approximately two months' contribution from the Essef businesses, in line with management's expectations considering the off-peak seasonality of the pool and spa business. Strong order levels in September—driven primarily by weather-related demand and continued success in municipal pump markets—contributed to the third quarter results and built backlogs that will be shipped in the fourth quarter. Continuing weakness in automated lubrication markets was offset by gains in pump markets.

  Electrical and Electronic Enclosures Segment

    Net sales increased to $461.3 million in 1999 year-to-date, representing a 9.1% increase over the corresponding period in 1998, largely attributable to 1998 and 1999 acquisitions in the custom enclosure businesses. Net sales in the third quarter of 1999 grew 16.2% to $161.7 million from $139.2 million in the same period in 1998, also largely attributable to the new custom enclosure businesses. Operating income in 1999 year-to-date after the restructuring charge was $26.5 million, a decline of $11.6 million; operating income as a percent of sales decreased from 9.0% to 5.7%. Operating income before the restructuring charge increased to $43.2 million, up 13.5% over 1998 year-to-date, and as a percent of sales improved from 9.0% to 9.4%. The operating income increase before the restructuring charge was largely attributable to operating improvements, as was the operating income increase in the third quarter of 1999 which grew 41.1% to $16.4 million from $11.6 million in the same period in 1998. Operating margins were increased from 8.4% in 1998 to 10.1% in 1999.

    The improved sales performance is primarily a result of acquisitions serving datacom and telecom markets. In Europe, third quarter standard and modified enclosure sales growth was in the high single digits in local currencies, but low single digits in dollars due to currency translation; profits from this business rebounded strongly. Significant productivity improvements, combined with benefits derived from Pentair's company-wide cost saving programs and restructuring of the European enclosure operations, contributed to the segment's accelerating performance.

Special Restructuring Charge

    In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $5.1 million has been spent through September 25, 1999.

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

    The Professional Tools and Equipment segment will consolidate North American distribution operations and combine the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $14.8 million in 2000 and $15.5 million in 2001.

    The Water and Fluid Technologies segment will reduce the workforce at its Lincoln Industrial business and outsource some product manufacturing, resulting in headcount reduction of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $0.4 million in 1999, $2.1 million in 2000 and 2.1 million in 2001.

    The Electrical and Electronic Enclosures segment initiated termination of employees in its European enclosure businesses and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management estimates the benefits under the restructuring plan will be approximately $4.6 million in 1999, $9.2 million in 2000 and $12.2 million in 2001.

    The components of the restructuring charge and related reserve balances remaining at September 25, 1999 were (in millions):

	Personnel Costs	Asset Disposals	Exit Costs	Total
1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0
1999 Spending to Date
Cash spending	(4.9)	(0.1)	(0.1)	(5.1)
Non-cash spending	(0.0)	(0.8)	(0.0)	(0.8)

Remaining Reserve	$22.6	$6.1	$3.4	$32.1

    "Personnel Costs" consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of September 25, 1999, 298 employees have been terminated (or in Europe are working under statutory notice periods).

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

    During the three quarters of 1999, restructuring benefits (largely personnel cost savings) of approximately $3.9 million were realized. Anticipated benefits are projected to be a total of $5 million in 1999, $26 million in 2000 and $30 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

    The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6.2 million, one-half of which is contemplated to be incurred in last two quarters of fiscal 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

Liquidity and Capital Resources

    Cash from operating activities for the three quarters generated $42.4 million in 1999 compared to $40.8 million in the same period in 1998. The Company believes that cash flow from operations will exceed its needs for capital expenditures, smaller acquisitions and dividends for the full year.

    Capital expenditures were $30.9 million in 1999 year-to-date compared to $29.7 million in 1998. The Company had a free cash flow of $11.5 million in 1999 compared to $11.1 million in the three quarters of 1998. Free cash flow, a measure of the internal financing of operational cash needs, is defined as cash from operations less capital expenditures. The Company is targeting continued growth in free cash flow as a percent of sales through improved profitability and working capital management. Historically, free cash flow is negative during the first half of each fiscal year and positive thereafter.

    The Company is authorized to repurchase stock to offset the dilution caused by stock issuances under employee stock compensation plans. In 1999, the Company acquired 117,000 shares of its common stock for approximately $4.0 million.

    Borrowings in the first two quarters of 1999 financed operating needs, capital expenditures and the acquisition in April of a North American manufacturer of custom enclosures. The percentage of long-term debt to total capital was 33.8% at June 26, 1999 compared to 28.9% at December 31, 1998. During the third quarter of 1999, the Company made two major acquisitions for approximately $900 million. In order to complete these acquisitions, new financing arrangements were put into place.

    On August 2, 1999, the Company entered into a $400 million Bridge Loan Agreement with Morgan Guaranty Trust Company of New York (the "Morgan Bridge Loan"). The Morgan Bridge Loan accrued interest at a floating rate equal to LIBOR plus a variable margin. The Morgan Bridge Loan was fully funded in early August to finance in part an acquisition and was repaid in full from the proceeds of the Company's debt and equity offerings on October 5, 1999.

    On August 13, 1999, the Company entered into a new $100 million revolving credit agreement with certain banks and U.S. Bank National Association, as agent. The amount outstanding under this credit agreement at September 25, 1999 was $50 million and was repaid in full from the proceeds of the Company's debt and equity offerings on October 5, 1999.

    Also, as of August 13, 1999, the Company amended its then existing credit facility agreements. The Company had a $365 million revolving credit facility with certain banks (the $365 Million Credit Facility") and a $25 million revolving credit facility with U.S. Bank (the "$25 Million Credit Facility") (collectively, the "$390 Million Credit Facilities"). The amendments increased the rate of interest and fees payable under the facilities and changed some of the Company's financial covenants. The $390 Million Credit Facilities were repaid from available proceeds of the Company's new revolving credit facilities prior to September 25, 1999.

    On September 2, 1999, the Company entered into two new revolving credit facilities aggregating $800 million; a new five-year $425 million revolving credit facility (the "$425 Million Revolver") and a new 364-day $375 million revolving credit facility (the "$375 Million Revolver") (collectively the "New Revolving Credit Facilities"). The New Revolving Credit Facilities replaced the Company's $390 Million Credit Facilities and were entered into to partially fund an acquisition and to support the Company's operating needs. The $425 Million Revolver expires September 2, 2004 and the $375 Million Revolver expires on August 31, 2000. Inclusive of related facilities fees, the New Revolving Credit Facilities accrue interest at a floating rate equal to LIBOR plus 1.25% through December 1, 1999 and thereafter based upon the rating of the Company's long term senior unsecured debt assigned by Standard & Poor's Ratings Group and Moody's Investor Service, Inc., or if no rating is available, based on a leverage ratio.

    Historically, the Company has endeavored to maintain its long-term debt levels at between 30 to 40% of total capital. As a result of the Essef and DeVilbiss acquisitions, the Company's long-term debt to total capital ratio increased to 58.2% as of September 25, 1999. On a proforma basis taking into account the application of the proceeds of the Company's recent debt and equity offerings, the long-term debt to total capital ratio would have been 46.3%. Borrowings under the Company's $375 Million Revolver are not treated as long-term indebtedness and are excluded from this ratio. As of September 25, 1999, borrowings thereunder amounted to $217 million; if taken into account in the debt to total capital ratios described above, those ratios would be 63.2% at quarter end and 52.6% on a proforma basis.

    The Company's borrowings under its $375 Million Revolver become due and payable no later than August 31, 2000. The Company currently believes that all borrowings thereunder will be able to be repaid through new or extended financing arrangements and does not anticipate liquidity problems or any material restriction on the availability of capital resources as a result of the short-term duration of these loans.

    On October 5, 1999, the Company sold 5,500,000 shares of its common stock in a firm underwriting managed by Goldman, Sachs & Co. and J.P. Morgan Securities Inc. In addition, Pentair also sold $250,000,000 aggregate principal amount of its 7.85% Senior Notes due 2009 in a firm underwriting managed by Goldman, Sachs & Co. and J.P. Morgan Securities Inc. The net proceeds of approximately $463 million ($215 million from the equity offering and $248 million from the debt offering) were used to reduce or refinance other indebtedness.

    The Company believes its improving cash flow and the performance of its newly acquired businesses will permit it over the next few years to further reduce its debt levels. Over the long term, the Company believes that the targeted debt levels provide a strong capital base that gives the Company significant operational and financing flexibility. Based on the availability of these sources, the Company believes that it has sufficient financing to continue to operate its businesses and make acquisitions without significant limitations on its normal operating flexibility.

Outlook

    Pentair's revenue growth in the coming months will be driven by new product introductions and expanded distribution. As well, the Essef and DeVilbiss acquisitions will significantly increase sales in the Water and Fluid Technologies and Professional Tools and Equipment segments. The profitability of all three segments will be strengthened by the net benefits of Pentair's cost savings project initiated in 1998, the restructuring plans started in the first quarter of 1999 and the acquisitions of Essef and DeVilbiss. However, Pentair will incur higher interest costs as a result of its recent financing acitivity and will suffer somewhat diluted per share earnings as a result of its equity offering.

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

    Currently, 47 out of the current 49 computing locations, including the 12 locations of the newly acquired Essef and DeVilbiss businesses, have completed their Year 2000 compliance implementation for all systems, including non-IS automated communications and manufacturing systems. These completed locations represent substantially all of the Company's revenues. The remaining two locations have been given additional resources to complete implementation by the middle of November, 1999. No significant difficulties have been encountered to date as a result of Year 2000 non-compliance in any of Pentair's businesses.

    In many cases, implementation includes installation or updating of new Enterprise Resource Planning ("ERP") systems for 34 current manufacturing locations designed to enable these businesses to operate more efficiently and to provide better management reporting. Pentair anticipates that implementation and testing phases for the installation of the ERP system company-wide is substantially complete at the end of the third quarter of 1999. The Company has installed and tested its ERP systems in 20 locations. Installation is continuing at another 2 locations, with those sites scheduled for completion in October or November 1999.

    The Company's remaining 12 manufacturing locations and the locations of the newly acquired businesses have not converted and will not convert their ERP systems at this time, but have completed their Year 2000 compliance actions for their current systems. All manufacturing sites will be converted to the new ERP system over the next few years as the IS development plan is concluded.

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

  Costs to Address the Year 2000 Issue

    As a result of the numerous different IS systems used by businesses that the Company has acquired over the years and also as a result of changing business requirements, the Company has an ongoing development plan with scheduled replacements of hardware and software occurring over the past few years and continuing into the future throughout the organization. Year 2000 compliance is a by-product of the Company's our IS development plan.

    The estimated cost associated with the total IS development plan over the five-year period from 1995 to 1999 is anticipated to be approximately $60 million; the plan is approximately 92% complete. This cost estimate is an increase of approximately $5 million over the budgeted amount as of the end of 1998. The forecasted increase is attributable largely to the cost of additional consulting services utilized for installation or updating of ERP systems both for businesses acquired in 1998 and ERP installations that have taken longer to complete than planned. The estimated cost specifically attributable to Year 2000 compliance, apart from other IS development activities, amounts to approximately $14.2 million, of which $13 million had been spent through September 1999. Pentair has not deferred any significant IS projects as a result of the implementation of its Year 2000 project.

  Contingency Plans

    Pentair's businesses either have completed or are in the process of developing Year 2000 contingency plans, based on their review of their internal and external compliance progress. A corporate-wide review is underway to assess Pentair's vulnerability to internal noncompliance and potential third-party failures and actions that can be taken to reduce unfavorable impacts. Possible plans may include arranging alternative or additional suppliers and service providers, increasing inventory levels, providing additional back-up systems and replacing or upgrading equipment and software.

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

PART II—OTHER INFORMATION

Item 6—Exhibits and Reports on Form 8-K

    (a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit Number	Description
27	Financial Data Schedule

    (b) Reports on Form 8-K.

    A report on Form 8-K was filed on August 25, 1999 announcing the acquisition of Essef Corporation.

    A report on Form 8-K was filed on September 3, 1999 announcing the acquisition of DeVilbiss Air Power Company and disclosing various new financing arrangements.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      /s/ RICHARD W. INGMAN

                      Richard W. Ingman
                      Executive Vice President
                      and Chief Financial Officer

November 5, 1999

QuickLinks

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION
Item 1—Financial Statements

Item 2—Management's Discussion and Analysis of Results of Operations and Financial Condition
PART II—OTHER INFORMATION
Item 6—Exhibits and Reports on Form 8-K
SIGNATURES