Form 10-K
period 1999-12-31
PENTAIR INC
filed 2000-03-10
CIK 77360

TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D. C. 20549
FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999
Commission File No. 001-11625
PENTAIR, INC.
651-636-7920
PART I
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
PART III
PART IV
POWER OF ATTORNEY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
PENTAIR, INC. AND SUBSIDIARIES

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File No. 001-11625

PENTAIR, INC.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State of incorporation)	(I.R.S. Employer Identification Number)

1500 County Road B2 West, Suite 400, Saint Paul, Minnesota	55113-3105

(Address of principal executive offices)	(Zip Code)

(651) 636-7920

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

1) Common Stock, Par Value $.16 2/3	New York Stock Exchange

2) Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 28, 2000 was $1.5 billion. For purposes of this calculation, all shares held by officers and directors of the Registrant and by the trustees of employee stock ownership plans (ESOPs) and pension plans of the Registrant and subsidiaries were deemed to be shares held by affiliates.

The number of shares outstanding of Registrant’s only class of common stock on February 28, 2000 was 48,484,325.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 14 of Part IV of this report.

Documents Incorporated by Reference: Portions of the registrant’s definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report.

PART I

ITEM 1. BUSINESS

(a) General Development of the Business.

Pentair, Inc. (the “Company” or “Pentair”) was incorporated in 1966 under the laws of Minnesota. In the past year, the Company has not changed its form of organization or mode of conducting business. The Company grows through internal development and acquisitions. As in the past, periodic dispositions of assets or business units are possible when they no longer fit with the long-term strategies of the Company.

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

Effective November 1, 1995, the Company acquired Fleck Controls, Inc., a manufacturer of control valves, which are major components in residential water softeners, and commercial and industrial water conditioning systems. Fleck Controls was Pentair’s first entry into the water treatment industry.

During 1996, the Company completed four acquisitions that strengthened market positions throughout the world. In January, Myers acquired Aplex to broaden its industrial pump line. In June, Porter-Cable acquired FLEX, a German power tool company. In November, the Company acquired Century Manufacturing, a manufacturer that serves service equipment markets, complementing its Lincoln Automotive subsidiary. In December, Fleck Controls purchased SIATA, an Italian manufacturer of water conditioning control equipment.

During 1997, the Company completed three acquisitions. In January, Schroff France acquired Transrack S.A., a maker of complementary cases and enclosures. In July, Century Manufacturing acquired P & F Technologies, a maker of refrigerant recycling equipment. In August, Pentair acquired the General Signal Pump Group in a significant acquisition designed to create a critical mass in the water and wastewater pump markets.

Also in 1997, in another strategic development, the Company divested its Federal Cartridge sporting ammunition business.

In the fourth quarter of 1997, the Company realigned its subsidiaries into three operating groups to reflect its growing focus in its addressed markets: Professional Tools and Equipment, Water and Fluid Technologies and Electrical and Electronic Enclosures.

During 1998, the Company completed three acquisitions. In January, Pentair acquired ORSCO, Inc., a maker of oil lubrication systems. In April, Century Manufacturing acquired the assets of T-Tech Industries, a maker of automatic transmission fluid exchangers and accessories. In October, Pentair acquired The Walker Dickson Group Limited (now Pentair Enclosures U.K. and its subsidiaries; its US affiliates are now part of Pentair Electronic Packaging), a maker of custom and standard enclosures, subracks and systems.

During 1999, Pentair made three acquisitions. In April, Pentair acquired WEB Tool and Manufacturing (WEB), a designer,

manufacturer and marketer of custom server subracks and chassis for datacom and telecom networking applications. In August, Pentair acquired the pressure vessel and pool equipment businesses of Essef Corporation. In September, Pentair acquired DeVilbiss Air Power Company, a manufacturer of compressors, generators and pressure washers. In addition, the Company is reviewing strategic alternatives for its industrial lubrication equipment business, Lincoln Industrial.

(b) Financial Information about Industry Segments.

Pentair has three reportable segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE).

The PTE segment includes the tool businesses (Delta and Porter-Cable); and the equipment businesses (Century and the newly-acquired DeVilbiss Air Power Company). Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, lubricating and lifting equipment, air compressors, generators and pressure washers.

The WFT segment includes the pump and pool businesses (Pentair Pump Group and one of the newly-acquired Essef businesses), the water treatment businesses (Pentair Water Treatment which consists of Fleck Controls plus the remaining Essef business) and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, pool and spa equipment such as valves, pumps, filters, lights and related equipment, valves and pressure vessels for water treatment products and automated and manual lubrication systems.

The EEE segment includes Hoffman Enclosures, Schroff, Pentair Electronic Packaging (a newly-integrated North American enclosures business, comprised of Schroff US, the newly-acquired WEB and the US affiliates of the former Walker Dickson business) and Pentair Enclosures U.K. Products manufactured include metallic and composite cases, subracks and cabinets that house and protect electrical and electronic controls, instruments and components.

Other includes corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge) and intercompany eliminations. Segment assets exclude all cash and cash equivalents.

In evaluating financial performance, management focuses on operating income as a segment’s measure of profit or loss. Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment’s assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1 of Notes to the Consolidated Financial Statements). Most intersegment sales are component parts and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing to third parties.

Segment Information:
(in thousands)

1999	PTE	WFT	EEE	Other	Totals

Net sales from external customers	$1,068,669	$665,413	$633,671	$0	$2,367,753

Intersegment net sales	5,155	4,158	0	(9,313)	0

Depreciation and amortization expense	22,392	30,827	35,258	168	88,645

Segment profit (loss) — operating income	105,388	81,256	46,346	(18,659)	214,331

Segment assets	1,112,983	1,016,604	546,426	126,953	2,802,966

Capital expenditures	28,498	13,892	14,395	3,844	60,629

1998

Net sales from external customers	$841,325	$532,208	$564,045	$0	$1,937,578

Intersegment net sales	7,969	5,672	0	(13,641)	0

Depreciation and amortization expense	16,429	19,516	32,285	158	68,388

Segment profit (loss) — operating income	99,621	65,976	46,026	(18,431)	193,192

Segment assets	477,076	505,246	535,810	36,534	1,554,666

Capital expenditures	21,830	13,027	17,320	1,666	53,843

1997	PTE	WFT	EEE	Other	Totals

Net sales from external customers	$737,323	$397,286	$579,209	$125,238	$1,839,056

Intersegment net sales	9,743	6,693	157	(16,593)	0

Depreciation and amortization expense	14,307	16,703	30,265	6,561	67,836

Segment profit (loss) — operating income	76,784	41,947	47,282	3,789	169,802

Segment assets	410,037	508,357	473,906	80,562	1,472,862

Capital expenditures	22,947	8,492	43,815	2,207	77,461

(c) Narrative Description of Business.

      Description of the Professional Tools and Equipment Segment: Products; markets; competition

Products include: a full line of homeshop products, contractor tools, general purpose stationary woodworking machinery, and accessories; air-powered nailing products; portable electric tools including saws, routers, sanders, grinders, drills, and cordless tools; and lubricating tools and equipment, battery charging and testing equipment, lifting equipment, portable power supplies, refrigerant and coolant recyclers, automatic transmission fluid exchangers, arc and MIG welders, plasma cutters, welding accessories and air compressors, portable generators and cold water pressure washers and accessories.

The products are sold in the United States, Canada, and overseas under the brand names Delta, Biesemeyer, Porter-Cable, FLEX, Lincoln, Blackhawk Automotive, Marquette, Guardian, Pro-Arc, T-Tech, Century, Solar, Booster Pac, Cobra, Viper, Air America, Charge Air Pro, Ex-Cell and Pro Air II.

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

Markets include: do-it-yourself(DIY)/homeshop; residential, commercial, and industrial construction; remodeling and cabinet, case good and furniture makers; industrial fabrication and maintenance, automotive repair and vehicle maintenance, farm and industrial equipment; and aftermarket and retail channels for professional and DIY automotive and body repair.

Each of the businesses in the PTE segment faces a number of competitors, some of whom are larger and have more resources. Competition in the PTE segment has been intense and growing more so for the past few years, especially as these industries consolidate. In most markets, only a few large players remain, each having extensive product lines. The Company’s tool businesses are no longer perceived as niche players, but have become significant general competitors, even though their addressed market of professional users and higher-end DIY customers does not extend into the larger general consumer tool markets. Growth in these markets should come from product development, continued penetration of expanding market channels and acquisitions. Patents and proprietary technology are becoming more significant for this segment.

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

Description of the Water and Fluid Technologies Segment: Products; markets; competition

Products include: pumps for wells, sump pumps for residential service, submersible non-clog and grinder pumps and systems for residential, commercial, and municipal service, pumps for water treatment and wastewater solid handling, fire pumps, and reciprocating, turbine, submersible, and centrifugal pumps for commercial and industrial services; a complete line of control valves and composite and fiberglass storage tanks and filtration systems used in the manufacture of water softeners and filtration, deionization, and desalination systems; pool and spa equipment such as valves, pumps, filters, lights and related equipment; and automated and manual lubrication systems and equipment and pumps and pumping stations for fluid transfer applications.

The products are sold in the United States, Canada, and overseas under the brand names Myers, Aplex, Fairbanks Morse, Aurora, Water Ace, Shur Dri, Hydromatic, Fleck, Structural, Wellmate, Codeline, Pac-Fab, Purex-Triton, Rainbow Lifegard, American, Compool, Kreepy Krauly, FIBERworks, SIATA, Lincoln, Lincoln Industrial and ORSCO.

Products are sold through various channels, including the DIY market for retail sale through home centers and hardware stores, by specially-qualified systems distributors with design, installation and service capability, through industrial supply and specialty distributors and stores, directly by internal sales organizations, and through national catalog distribution. In the pool market, the Company sells its products primarily to distributors and directly to installers. Sales of spa and jetted tub fittings and pumps are made primarily to OEMs with the balance to distributors.

Markets include wholesale and retail distribution to residential users; commercial HVAC, plumbing, and fire pump markets; municipal waste and water treatment facilities and industrial companies; manufacturers and assemblers who supply residential and commercial markets with standard and custom designed water softener products; pool and spa markets; and heavy industry (steel mills, cement plants, pulp and paper, power plants), automobile manufacturers, commercial vehicles, agriculture, construction equipment, food and beverage, mining, printing and general lubrication markets.

The water and waste water pump industry continues a trend toward consolidation, evidenced in part by the acquisitions of Goulds Pump by ITT Corporation and of the former General Signal Pump Group by Pentair, both in 1997. The latter acquisition by the Company significantly expanded the number, range and targeted markets of the Pentair Pump Group. The Company continues to rationalize the product lines, facilities and manufacturing operations of these businesses to cut costs and increase efficiencies. The water treatment industry is also experiencing rapid consolidation, as evidenced by US Filter Corporation’s 1998 acquisition of Culligan Water Technologies, Inc. (both customers of Pentair Water Treatment) and US Filter’s subsequent acquisition by Vivendi in 1999. No other water conditioning valve supplier in the water treatment market competes directly in both the valve and tank product markets as does the Company. In addition, captive valve manufacturers support their own sales of water conditioning systems in competition with customers of Pentair Water Treatment. Growth will come largely from product development, coordinated marketing programs, increased channel penetration and acquisitions of additional technologies.

Each of the businesses in the WFT segment faces a number of competitors, some of which are larger, have more resources and are more vertically integrated. Competition in the commercial and residential pump markets focuses on brand names, product performance, quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pump markets. In municipal pump markets, competition focuses on performance to required specification, service and price. Competition in the water treatment component market focuses on product performance and design, quality, delivery and price. In the pool and spa equipment market, there are a number of competitors with one that the Company considers its major competitor. The Company competes by offering a wide variety of innovative and high quality products which are competitively priced. Its existing distribution channels and reputation for quality also contribute to its continuing market penetration.

Description of the Electrical and Electronic Enclosures Segment: Products; markets; competition

Products include metallic and composite enclosures that house and protect electrical and electronic controls, instruments, and components. These enclosures include cabinets, cases, subracks and microcomputer packaging systems, as well as a full line of accessories including backplanes and power supplies. Products manufactured fall within two broad groups, standard and modified standard products and custom-designed products.

The products are sold in the United States, Canada, and overseas under the brand names Hoffman, Schroff, Transrack, Optima, Eraba, Electronic Enclosures, Pentair Enclosures and Pentair Electronic Packaging.

Segment products are sold in three primary markets: electrical enclosures in North America, the channel which is primarily served through industrial electrical distribution; electronic enclosures throughout the world, sold primarily through electronic equipment distributors and to original equipment manufacturers (OEMs); and information and communication technology (ICT) products throughout the world, marketed primarily to OEMs. The company is increasingly focusing efforts on serving the latter two faster-growing markets in the US and abroad both through acquisition (the former Walker Dickson and WEB), reorganization of certain businesses (Pentair Electronic Packaging) and through modified standard and custom-designed products.

Industrial markets include manufacturing industries in which electrical and electronic controls require protection from harsh factory floor environments; plant maintenance and repair; commercial construction; and electrical equipment manufacturers. Commercial electronic markets include computer, test and measurement, industrial control and factory automation and medical industries. Finally, ICT products are found in the LAN, datacom and telecom industries.

Competition in product markets can be very intense, especially in electronic and ICT markets, where product design, prototyping, global supply and customer service are very significant factors. Finally, growth in the EEE segment will likely come from continued channel penetration, growth in defined modification product offerings, product development, geographic expansion and acquisitions. Consolidation, globalization and outsourcing are the most important trends in the faster-growing electronic enclosure business. The Company has made several acquisitions in the past few years in this area. The globalization of product demand increasingly requires world-wide local supply capability; no one competitor (including the EEE segment businesses) has successfully established that capability, although each of the major competitors in this market is actively pursuing geographic extension for customer support purposes. In addition to these competitors, there exists a large number of regional suppliers whose capabilities are focused more on small runs of specialized build-to-print products.

Information Regarding All Segments: Status of new products.

The industries in which the segments participate are essentially mature and do not experience the introduction of new products or technologies that materially change the nature of the industry. Nonetheless, new product development or improvement becomes more important for sales growth and channel penetration. The Company emphasizes product development in all its segments; products introduced within the last five years average 30% of company-wide annual sales. No single new product constitutes a material amount of sales.

Raw materials.

The raw materials used in Pentair’s manufacturing processes include steel (bar and sheet), brass, copper, aluminum and various other metals and plastics. Selected motors, castings, plastic parts and components are also purchased. The supply of all raw materials and components is currently adequate. The PTE and WFT segments import a significant amount of selected products and components from Taiwan and China, the supply of which is also currently adequate.

Patents, trademarks, licenses, franchises and concessions.

Pentair’s businesses own a number of U.S. and foreign patents and trademarks. They have been acquired over many years and relate to many products and improvements. No single patent or trademark is of material importance to any segment, though intellectual property protection is a significant competitive tool in each of the segments.

Seasonal aspects and working capital items.

The PTE segment has historically experienced strong fourth quarter and weaker first quarter sales and billings, due in large part to holiday retail sales. Reflecting the somewhat seasonal impact of the PTE segment and the growing importance of home center retail sales, there is a buildup of inventory in the third quarter in anticipation of fourth quarter shipments, and growth in receivables in the fourth and the following first quarter of each fiscal year. In the WFT segment, the pool and spa equipment business is strongly seasonal. Peak sales are in the March-July time period. There are advance sales in earlier months but with long receivables terms. The August 1999 acquisition date for Essef meant that 1999 calendar results for Pentair do not show the benefit of the peak season for this business.

Dependence on limited number of customers.

The homecenters and mass retailers constitute the single most important distribution channel for the Company, however, the Company as a whole is not dependent on a single customer or on a few customers. The loss of a limited number of customers would not have a material adverse impact on the Company’s results of operations. The single largest customer of the Company as a whole accounted for less than 10% of sales in 1999.

Backlog.

As of December 31, 1999, the Company had approximately $235 million in order backlog; substantially all of which are expected to be fulfilled by the end of 2000. As of December 31, 1998, the Company had approximately $135 million in order backlog; substantially all of which were fulfilled by the end of 1999. The increase in backlog is largely due to 1999 acquisitions and long-term orders with OEMs for Enclosure products.

Production and sourcing is geared towards providing adequate inventories in order to meet customer forecast requirements and minimize customer back orders. Therefore, order rates and inventory management are more significant factors than backlogs. For most of the Company’s businesses, backlogs are an indication of near-term demand, but are generally subject to cancellation by the customer. Other than for some municipal water system pumps, the segments normally have few products with long lead times. With the addition of the pool and spa equipment products, certain advance sales are made in the fourth quarter.

Government contracts.

The Company has no significant portion of sales under federal government contracts that may be subject to renegotiation of profits or termination of contracts at the election of the government.

Research and development.

Pentair’s businesses have not historically undertaken any significant basic or applied research, since the products and processes involve traditional technologies which are well known to all competitors. As discussed above, however, each of the segments, especially PTE, undertakes extensive product development and design work in order to drive improvements in features and manufacturing costs. Overall, Pentair’s businesses spent over 1.1% of sales on such development in 1999, 1998 and 1997. See also Note 1 of Notes to the Consolidated Financial Statements included in Item 8.

Environmental matters.

See Management’s Discussion and Analysis and Note 9 of Notes to the Consolidated Financial Statements included in Item 8.

Employees.

As of December 31, 1999, the Company and its subsidiaries employed approximately 13,900 persons worldwide. Total employees in the United States were approximately 10,935 of which 2,331 (21%) were represented by trade unions having collective bargaining agreements.

Labor contracts negotiated in 1999: International Union of Electrical Workers – Jonesboro, Arkansas (extended to April 3, 2002) approximately 250 employees.

Contracts expiring in 2000: Teamsters Local 984 — Memphis, Tennessee (expires March 31, 2000) approximately 85 employees;

GMP Local 45 — Ashland, Ohio (expires April 1, 2000) approximately 70 employees; UAW Local 691 — St. Louis, Missouri (expires June 2, 2000) approximately 150 employees; Teamsters Local 848 – El Segundo, California (expires October 31, 2000) approximately 50 employees.

The Company considers its employee and labor relations to be good and believes future contracts will be able to be negotiated on terms beneficial to the businesses and their employees.

(d) Financial Information about Foreign Operations.

The Company operates primarily in North America, Europe and Asia.

Segment Geographic Information:
	Revenues			Assets

(In millions)	1999	1998	1997	1999	1998	1997

United States	$1,863.5	$1,520.5	$1,400.8	$2,340.1	$1,062.7	$1,037.9

Canada	107.0	102.5	98.3	94.2	106.7	107.3

Germany	120.2	113.1	99.4	163.6	184.5	194.0

Other Europe	191.7	135.1	164.5	186.3	184.5	116.9

Pacific Rim	46.0	38.1	49.5	18.8	16.3	16.8

Rest of World	39.4	28.3	26.6	0.0	0.0	0.0

Total	$2,367.8	$1,937.6	$1,839.1	$2,803.0	$1,554.7	$1,472.9

Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into U.S. dollars.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following are the executive officers of the Registrant. Their term of office extends until the next annual meeting of the Board of Directors, scheduled for April 26, 2000.

Louis L. Ainsworth 52

Senior Vice President and General Counsel since July 1997; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.

Winslow H. Buxton 60

Chairman since January 1993; Chief Executive Officer since August 1992; President August 1992 – November 1999.

Richard J. Cathcart 55

Executive Vice President since February 1996; Executive Vice President, Corporate Development March 1995 — January 1996; Vice President, Business Development of Honeywell, Inc. 1994 — March 1995.

Joseph R. Collins 58

Vice-Chairman since November 1998; Executive Vice President March 1995 – October 1998; Acting Chief Financial Officer, June 1993 — March 1994; Senior Vice President — Specialty Products August 1991 — February 1995.

George M. Danko 49

Senior Vice President Corporate Development & Central Operating Services since September 1999; Vice President, Corporate Development October 1997 – August 1999; General Manager of Sales Operations of General Electric’s Electrical Distribution and Control Division September 1994 — October 1997; General Manager Tektronix Test & Measurement Division June 1992 — August 1994.

Karen A. Durant 40

Vice President, Controller since September 1997; Controller January 1996 - August, 1997; Assistant Controller September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant) October 1989 — August 1994.

David D. Harrison 52

Executive Vice President and Chief Financial Officer since March 2000; Executive Vice President and Chief Financial Officer of The Scotts Company, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, Inc., August 1996 – August 1999; Executive Vice President of Pentair, Inc. March 1995 – August 1996 and Chief Financial Officer of Pentair, Inc. March 1994 – August 1996; Senior Vice President of Pentair, Inc. March 1994 — February 1995; Vice-President, Finance and Information Technology of the GE Canada Appliance Component subsidiary of General Electric, August 1992 — March 1994.

Randall J. Hogan 44

President and Chief Operating Officer since December 1999; Executive Vice President March 1998 – November 1999; President of United Technologies’ Carrier Transicold Division 1995 – 1997; Vice President and General Manager Pratt & Whitney Turbo Power & Marine Division 1994 — 1995.

Debby S. Knutson 45

Vice President, Human Resources since September 1994; Assistant Vice President, Human Resources , August 1993 — September 1994.

Roy T. Rueb 59

Vice President, Treasurer since October 1986 and Secretary since June 1994.

James A. White 54

Executive Vice President since November 1998; Senior Vice President, Professional Tools Businesses July 1997 – October 1998; President of Porter-Cable Corporation (subsidiary of Registrant) December 1991 — June 1997.

There is no family relationship between any of the executive officers or directors.

Item 2. Properties

The Company and its subsidiaries operate in 82 manufacturing and distribution locations in North America, Europe and Asia. The Company owns most of its facilities with the exception of the following major facilities which are leased or leased under special tax increment financing: in the United States - Mt. Sterling, KY; Jackson, TN (Porter-Cable); Kansas City, KS; Aurora, IL; Ashland, OH (Hydromatic); Moorpark, CA; Warwick, RI and in Europe — Betschdorf, France (Schroff).

The number, type, location and estimated size of the Company’s properties are shown on the following charts, by segment. (Professional Tools and Equipment - PTE; Water and Fluid Technologies — WFT; Electrical and Electronic Enclosures — EEE)

	Number and Nature of Facilities			Mfg. and Distribution

Segment	HQ & Mfg.	Distribution	Sales/Service	Square Footage (000's)

PTE	10	4	34	2,497

WFT	23	18	12	2,747

EEE	21	5	34	2,662

Other:

Corporate Office	1			22

	Locations of HQ, Manufacturing and Distribution Facilities

	North
Segment	America	Europe	Asia	Africa

PTE	13	1	0	0

WFT	28	9	3	1

EEE	14	9	3	0

HQ Offices	1

Management believes that its owned and leased facilities are well maintained and suitable for the operations conducted.

Item 3. Legal Proceedings.

The Company or its subsidiaries have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of its business, including those pertaining to product liability, environmental, safety and health, patent infringement, and employment matters. Major matters that may have an impact on the Company are discussed below. The Company believes that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s financial position, liquidity, or future results of operations, based on current circumstances known to the Company.

Environmental Claims. The Company and its current subsidiaries have been named as defendants, targets or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which the Company or its current or former business units have generally been given de minimis status. None of these claims have resulted to date in cleanup costs, fines, penalties or damages in an amount material to the Company’s financial condition or results of operations. The Company has disposed of a number of businesses over the past ten years; in certain cases, such as the disposition of Company’s Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of its Federal Cartridge Company ammunition business in 1997, the Company has retained responsibility for some or all environmental obligations and potential liability. The Company has established what it believes to be, based on current circumstances known to it, adequate accruals for potential liabilities arising out of these retained responsibilities.

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

Product Liability Claims. As of February 28, 2000, the Company or its subsidiaries are defendants in approximately 111 product liability lawsuits and have been notified of approximately 191 additional claims. The Company has had and currently has in place insurance coverage it deems adequate for its needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company (“Penwald”), a regulated insurance company wholly owned by the Company. See discussion in Item 7 (Management’s Discussion & Analysis — Insurance Subsidiary) and Item 8 (Note 1 of Notes to the Consolidated Financial Statements – Insurance Subsidiary). Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. The Company has not experienced unfavorable trends in either the severity or frequency of product liability claims.

Horizon Litigation. Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity, were brought against Essef Corporation and certain of its subsidiaries which concern alleged exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity Cruise Lines. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual “opt-out” passenger suits, and a suit by Celebrity Cruise Lines, Inc.

The claims against Essef and its involved subsidiaries, are based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa, and filters, contained bacteria that infected certain passengers on cruises from December, 1993 through July of 1994.

A settlement was reached in the class action litigation whereunder Essef agreed to pay monetary damages in the aggregate amount of $575,000 and Celebrity agreed to provide class members with coupons and other non-monetary consideration valued at approximately $1.2 million.

Essef and Celebrity have jointly attempted to resolve claims brought by “opt-out” plaintiffs. To date, eleven of these claims have been settled, for nominal amounts, leaving 18 primary plaintiffs. Essef and Celebrity have borne the cost of these settlements equally, subject to later allocation. The first trial for a primary plaintiff has been set to start on May 1, 2000.

Celebrity Cruises, Inc. is alleging that it has sustained economic damages due to loss of usage of the M/V Horizon while it was dry docked.

Claims asserted against Essef and the other defendants, in aggregate, exceed $200 million. However, trial counsel is optimistic that all of the pending suits will be resolved within available insurance coverage.

Essef’s insurance carriers are presently defending the Horizon litigations subject to a reservation of rights, and they have filed a Declaratory Judgment action to determine to what extent they have responsibility for making payments in the event Essef is found liable.

Patent Infringement Claims. In late 1998, The Black & Decker Corporation (“Black & Decker”), a competitor of the Company in its PTE segment, commenced litigation against the Company’s Porter-Cable business claiming patent infringement over the new Porter-Cable plate joiner. In order to minimize the likelihood of future claims, Porter-Cable changed the design of the plate joiner involved shortly after its introduction. At trial, Black & Decker sought $14 million in compensatory damages and removal of the plate joiner from the market. In late February 1999, the jury found for Black & Decker on a limited number of its claims and awarded $1 million in damages. Porter-Cable filed an appeal from the judgment, as it believed that there was no infringement of the Black & Decker patent at issue. The appeal was denied in January of 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter, no matter was submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.

(a)	Market Information Pentair Common Stock is listed on the New York Stock Exchange under the symbol “PNR”.

1999	High	Low	Close

First Quarter Second Quarter Third Quarter Fourth Quarter	$41 13/16 $48 7/8 $47 13/16 $41 1/8	$31 5/16 $30 15/16 $40 1/8 $32 7/16	$31 5/16 $45 5/16 $41 7/16 $38 1/2

1998

First Quarter Second Quarter Third Quarter Fourth Quarter	$45 9/16 $45 3/4 $43 $41	$34 3/16 $37 1/4 $27 7/8 $30 7/16	$44 3/4 $42 $32 1/4 $39 13/16

(b)	Holders of the Corporation’s Capital Stock As of December 31, 1999, there were 4,395 holders of record of the Corporation’s Common Stock.

(c)	Dividends In January 2000, the board of directors approved the cash dividend of $.16 per share quarterly for an indicated annual rate of $.64 per share. Pentair has now paid 96 consecutive quarterly dividends. See Note 6 of Notes to the Consolidated Financial Statements for certain dividend restrictions.

      Quarterly dividends per common share for the most recent two years are as follows:

	1999	1998

First Quarter	$.16	$.15

Second Quarter	.16	.15

Third Quarter	.16	.15

Fourth Quarter	.16	.15

TOTAL	$.64	$.60

(d)	Annual Meeting of Stockholders The 2000 Annual Meeting of Shareholders of the Corporation is scheduled to be held on April 26, 2000 at 10:00 a.m. at the Lutheran Brotherhood Building, Minneapolis, Minnesota.

Item 6. Selected Financial Data.

SELECTED FINANCIAL DATA

Pentair, Inc. and Subsidiaries
(In millions, except per share data)	1999	1998	1997	1996	1995

Income Statement Data

Net Sales

Professional Tools and Equipment	1,073.8	849.3	747.1	582.7	492.4

Water and Fluid Technologies	669.6	537.9	404.0	322.3	237.5

Electrical and Electronic Enclosures	633.7	564.0	579.4	548.8	542.5

Other	(9.3)	(13.6)	108.6	113.3	130.5

Total	2,367.8	1,937.6	1,839.1	1,567.1	1,402.9

Operating Income

Professional Tools and Equipment	105.4	99.6	76.8	54.7	44.2

Water and Fluid Technologies	81.3	66.0	41.9	41.2	22.7

Electrical and Electronic Enclosures	46.3	46.0	47.3	53.9	50.5

Other	(18.7)	(18.4)	3.8	(6.9)	(1.2)

Total	214.3	193.2	169.8	142.9	116.2

Earnings before income taxes	166.5	170.9	158.4	124.6	101.7

Income From:

Continuing Operations	103.3	106.8	91.6	74.5	60.5

Net Income (a)	103.3	106.8	91.6	74.5	77.2

Common Share Data

EPS — Diluted (a) (b)	2.33	2.46	2.11	1.73	1.41

Cash Dividends	.64	.60	.54	.50	.40

Stock Dividend %	—	—	—	100	—

Book Value	20.56	17.03	15.12	13.69	12.37

Stock Price	38 1/2	39 13/16	35 15/16	32 1/4	24 7/8

Market Capitalization	1,860	1,718	1,548	1,378	1,045

Balance Sheet Data

Preferred Equity (net)	—	53.6	53.4	47.6	44.6

Common Equity	993.2	655.8	577.2	516.2	458.3

ROE %(a)	12.5	16.6	15.9	14.3	16.9

Capital Expenditures	60.6	53.8	77.5	71.6	63.8

Total Assets	2,803.0	1,554.7	1,472.9	1,289.0	1,252.5

Long-Term Debt	857.3	288.0	294.5	279.9	219.9

Total Debt	1,035.1	340.9	329.3	312.8	238.8

Long-Term Debt to Capital %	46	29	32	33	31

Total Debt to Capital %	51	33	34	36	32

[Additional columns below]

[Continued from above table, first column(s) repeated]

Pentair, Inc. and Subsidiaries
(In millions, except per share data)	1994	1993	1992	1991	1990

Income Statement Data

Net Sales

Professional Tools and Equipment	453.5	408.1

Water and Fluid Technologies	210.6	184.4

Electrical and Electronic Enclosures	460.5	236.7

Other	137.1	117.4

Total	1,261.7	946.6	864.0	802.9	805.2

Operating Income

Professional Tools and Equipment	39.5	33.7

Water and Fluid Technologies	15.4	8.4

Electrical and Electronic Enclosures	39.6	18.3

Other	11.1	7.7

Total	105.6	68.1	61.9	53.1	47.9

Earnings before income taxes	83.5	55.1	47.7	38.4	31.6

Income From:

Continuing Operations	50.1	32.7	27.2	18.8	16.9

Net Income (a)	53.6	46.6	42.8	41.1	33.0

Common Share Data

EPS — Diluted (a) (b)	1.17	.76	.64	.47	.42

Cash Dividends	.36	.34	.32	.30	.29

Stock Dividend %	—	50	—	—	—

Book Value	10.71	9.29	8.21	8.79	7.97

Stock Price	21 3/8	16 1/2	13 3/16	13 7/16	8 1/4

Market Capitalization	899	692	549	558	342

Balance Sheet Data

Preferred Equity (net)	40.9	33.9	77.4	74.1	68.4

Common Equity	391.1	336.9	260.0	275.7	247.8

ROE %(a)	13.2	13.6	12.8	13.3	11.1

Capital Expenditures	57.8	28.1	28.0	26.5	28.0

Total Assets	1,161.1	863.1	769.5	698.4	696.5

Long-Term Debt	408.5	236.7	209.3	191.2	217.5

Total Debt	412.1	237.5	214.3	198.2	226.7

Long-Term Debt to Capital %	49	39	38	35	41

Total Debt to Capital %	49	39	39	36	42

      All Share and Per Share Data adjusted for stock dividends. (a) 1992 - before the cumulative effects of accounting changes. (b) From continuing operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

Strategic Direction

Pentair grows its businesses through innovative marketing and product design and intensive productivity improvement, coupled with capital investment, and employee training and participation. Pentair has chosen to focus these skills on its three core markets of Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE). During the last five years, Pentair has divested its paper businesses (1995) and Federal Cartridge (1997) and has made fifteen acquisitions in its three core markets.

Beginning in 1999, the cost of certain support services provided by the corporate office is no longer reflected in the “Other” segment and is allocated to the operating segments. As a result, the prior years segment information has been restated to conform to the 1999 presentation with no effect on previously reported total operating income, net income or shareholders’ equity.

Results of Operations

	Professional	Water and	Electrical and
	Tools and	Fluid	Electronic
(In thousands)	Equipment	Technologies	Enclosures	Other*	Total

NET SALES

1999	$1,073,824	$669,571	$633,671	$(9,313)	$2,367,753

1998	849,294	537,880	564,045	(13,641)	1,937,578

1997	747,066	403,979	579,366	108,645	1,839,056

OPERATING INCOME

1999**	$105,388	$81,256	$46,346	$(18,659)	$214,331

1998	99,621	65,976	46,026	(18,431)	193,192

1997	76,784	41,947	47,282	3,789	169,802

OPERATING MARGIN %

1999**	9.8	12.1	7.3	—	9.1

1998	11.7	12.3	8.2	—	10.0

1997	10.3	10.4	8.2	—	9.2

*	Other includes corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal) and intercompany eliminations.

**	Including net restructuring charge of $38 million taken in 1999. Before restructuring charge, operating income for the segments and for Pentair as a whole were: PTE — $122,170; WFT — $85,731; EEE — $63,089; and Pentair total — $252,331.

CONSOLIDATED
1999 VERSUS 1998

Consolidated net sales increased over 1998 levels to $2,367.8 million in 1999, or 22.2%, attributable in part to healthy markets as well as three acquisitions in 1999. Net sales in each of the three segments increased over 10% for the full year, with the largest increase posted by PTE. For the fourth quarter of 1999, sales growth accelerated dramatically, with consolidated net sales up 49.8% over the prior year quarter. This growth was significantly enhanced by the third-quarter acquisitions of the Essef and DeVilbiss Air Power businesses, with WFT up 63.9% and PTE up 56.9%; while, excluding acquisitions, sales growth in the fourth quarter was over 9% for Pentair as a whole, with each of the three segments contributing impressive increases.

Operating income increased $21.1 million to $214.3 million in 1999, up 10.9% over 1998, after the restructuring charge, and increased by $59.1 million or 30.6% over 1998, excluding the charge. Operating income before acquisitions increased over 20% compared to 1998 performance. Return on sales was 9.1% after the restructuring charge and 10.7% excluding the charge. Profitability (before the charge) improved due to volume and other manufacturing efficiencies, material cost savings, offset in part by continuing pricing pressures, increasing employment costs, costs of special selling programs and other sales expenses. Gross profit margins declined to 31.0% in 1999 versus 31.3% in 1998, largely attributable to the 1999 acquisitions. Excluding acquisitions, gross margins improved by 130 basis points year-over-year. Research and development declined slightly in percentage terms to 1.1% from 1.2% of net sales in 1998. Selling, general and administrative expense (SG&A) as a percent of sales was 19.3% in 1999 as compared to 20.2% in 1998.

Fourth-quarter operating income increased 58.1% to $91.6 million over the same period in 1998; even without the benefit of the 1999 acquisitions, operating income for the quarter increased dramatically by over 30%. Return on sales in the quarter improved to 11.7%, largely as a result of the acquisitions, volume and other manufacturing efficiencies and material savings.

Interest expense was significantly higher in 1999 and in the fourth quarter as compared to the same periods in 1998, due primarily to much higher borrowings incurred in connection with the 1999 acquisitions.

The Company’s effective income tax rate was 38.0% in 1999, an increase from the comparable 1998 rate of 37.5%. A one percent improvement to 36.5% (reflected in the first two quarters) was more than offset by the impact of non-deductible goodwill incurred as a result of the acquisitions of the three businesses in 1999.

Net income decreased slightly to $103.3 million in 1999 from $106.8 million in 1998, including the $38 million ($24.1 million after-tax) restructuring charge in 1999. Net income before the charge was $127.4 million, or an increase of 19.3%. Net income in the fourth quarter was up 30.5% to $43.0 million. Full-year EPS was $2.33 compared to $2.46 in 1998 after the restructuring charge; excluding the restructuring charge, EPS increased 17.5% to $2.89. Fourth-quarter EPS in 1999 increased 18.4% from $.76 to $.90.

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

The Company’s effective income tax rate was 37.5% in 1998. The comparable 1997 tax rate (excluding the unusual tax impact on the sale of Federal) was 39.0%.

Net income increased 16.6% to $106.8 million versus $91.6 million in 1997. EPS of $2.46 in 1998 represented an increase of 16.6% over 1997 EPS of $2.11. Excluding the $0.03 gain from the sale of Federal in 1997, there was an 18.3 percent increase over 1997.

OUTLOOK

Pentair is focused on three core markets. This diversification enables the Company to consistently improve results despite difficult markets in one or another segment. Continuing demand for power tools and service equipment, ever-rising needs for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair’s chosen businesses excellent prospects for strong long-term performance. The Company’s basic operating strategies – ongoing cost containment, new product development, multi-channel distribution, and the pursuit of value-added acquisitions – drive the businesses in both growing and softer economies. Pentair is focusing on implementation of its corporate-wide process redesign and cost savings programs initiated in 1998 which management believes will continue to improve operating efficiencies and therefore performance.

Pentair began implementation in 1999 of a program to consolidate a number of its businesses into larger, more effective units which will be better positioned to compete in their respective markets. Pentair’s tool businesses, Porter-Cable and Delta, will consolidate their operations in the first quarter of 2000, following an earlier combination of their sales organizations. Also underway in 1999 and to be completed in 2000 is the consolidation of two service equipment businesses (Century and Lincoln Automotive), including the closing of one manufacturing facility. The tool businesses also have completed construction of a new 650,000 square foot warehouse facility in Jackson, Tennessee. The warehouse is expected to go into full operation in the first quarter of 2000, when two smaller warehouses for Delta and Porter-Cable will close.

The acquisition of Essef in August 1999 has increased the complexity and opportunities in the WFT businesses. Pentair has closed one of the acquired facilities and relocated manufacturing operations; over the next few quarters, Pentair intends to continue reorganization and consolidation of units in order to improve manufacturing efficiencies and financial performance.

In addition, the Company’s EEE segment combined five separate North American facilities into one business, Pentair Electronic Packaging, in order to focus on the high-growth custom and modified enclosure market for datacom and telecom products.

The Company continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past five years. Of the fifteen acquisitions made since 1994, most were smaller businesses or product lines, which fit with existing operations, offering new products or expanded geographic scope. Three recent transactions in 1997 and 1999, however, were stand-alone acquisitions of large established businesses, two in Pentair’s WFT segment (General Signal Pump Group and Essef) and one in its PTE segment (DeVilbiss Air Power Company). Pentair intends to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets that have the capability to significantly expand its current segments, or in appropriate cases, that establish an additional business segment.

SEGMENT DISCUSSION

Pentair operates in three segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE).

PROFESSIONAL TOOLS and EQUIPMENT

The PTE segment includes the tool businesses (Delta and Porter-Cable); and the equipment businesses (Century and the newly-acquired DeVilbiss Air Power Company). Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, lubricating and lifting equipment, air compressors, generators and pressure washers.

1999 VERSUS 1998

Net sales increased substantially in 1999, from $849.3 million to $1,073.8 million, or 26.4%. Net sales in the fourth quarter increased 56.9%. The DeVilbiss Air Power Company acquisition accounted for a significant portion of the sales increase. The increase in internal growth in 1999 is attributable in large part to continued innovation and new product introductions by each of the businesses in this segment.

PTE operating income for the year increased to $105.4 million, after the restructuring charge, or 5.8%. Excluding the restructuring charge, operating income was $122.2 million, or an increase of 22.6%. For the fourth quarter, operating income for the segment was $50.8 million or 33.0% better than 1998, attributable to the DeVilbiss Air Power Company acquisition. Both full-year and fourth-quarter operating income for the segment was unfavorably impacted by two factors: one-time costs not covered by the restructuring charge incurred as a result of the consolidation of operations as well as severe competitive pressures for certain automotive and service products.

Segment return on sales (before restructuring charge) was down 30 basis points to 11.4% for the full year, although operating margins for the segment excluding acquisitions was comparable to the 11.7% recorded for 1998. Segment return on sales after the restructuring charge was 9.8%. For the fourth quarter, return on sales for the entire segment was 12.6% compared to 14.8% in the same period in 1998, attributable in part to the new acquisition.

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

Operating income as a percent of sales increased to 11.7% in 1998 from 10.3% in 1997. Profitability increased in the tool business due to favorable sourcing opportunities and volume efficiencies. Profitability also increased in the service equipment business due to productivity improvements and facility rationalizations.

OUTLOOK

The Professional Tools and Equipment segment is expected to continue to realize sales growth in 2000, both as a result of the DeVilbiss Air Power Company acquisition and, more importantly, continued organic growth as a result of continued new product introductions and increased cross-selling of products, including acquired products, across all major distribution channels. Operations will be adversely impacted for the first half of 2000 as a result of continuing one-time costs for consolidations of segment business units and start-up costs at the new Jackson, Tennessee distribution center. Nonetheless, Pentair expects continued improvement in operating margins and income throughout the coming year, as a result of the acquisition and of other manufacturing, purchasing and distribution efficiencies.

WATER and FLUID TECHNOLOGIES

The WFT segment includes the pump and pool businesses (Pentair Pump Group and one of the newly-acquired Essef businesses), the water treatment businesses (Pentair Water Treatment which consists of Fleck Controls plus the remaining Essef business) and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, pool and spa equipment such as valves, pumps, filters, lights and related equipment, valves and pressure vessels for water treatment products and automated and manual lubrication systems.

1999 VERSUS 1998

Net sales increased substantially in 1999, from $537.9 million to $669.6 million, or 24.5%. The Essef acquisition accounted for the majority of the increase for the year. Net sales in the fourth quarter increased 63.9%, with organic growth accelerating to over 6% of prior-period sales.

WFT operating income for the year increased to $81.3 million, after the restructuring charge, or 23.2%. Excluding the restructuring charge, operating income was $85.7 million, or an increase of 29.9% and excluding acquisitions, operating income increased nearly 20%. For the fourth quarter, operating income for the segment was $25.5 million or 50.5% better than 1998, while excluding acquisitions, operating income was up over 30% from the prior year. Both full-year and fourth-quarter operating income for the segment increased as a result of supply management initiatives and strong labor productivity.

Segment return on sales (before restructuring charge) improved 50 basis points to 12.8% for the full year, although operating margins for the segment excluding acquisitions increased over 200 basis points over 1998. Segment return on sales after the restructuring charge was 12.1%. For the fourth quarter, return on sales for the entire segment was 12.1%, down from the year-earlier quarter which was 13.2%. This decrease is entirely attributable to the Essef acquisition; excluding acquisitions this segment’s return on sales for the period increased nearly 300 basis points.

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

Operating income as a percent of sales increased to 12.3% in 1998 from 10.4% in 1997. The Group’s performance benefited from improved performance at the water conditioning control valve business, increased profitability at European operations, and over $10 million worth of manufacturing and purchasing efficiencies resulting from the integration of the acquired pump businesses.

OUTLOOK

As a result of the Essef acquisition, the WFT segment greatly expanded its product and geographic capabilities. The segment plans to focus more resources on its growth in overseas markets, especially by Pentair Water Treatment, while continuing to implement its operating improvement initiatives previously adopted and while integrating the newly acquired businesses into its ongoing operations. As a result of the increasing importance of the water markets to the segment following the Essef acquisition, Pentair announced that it is investigating strategic alternatives for its Lincoln Industrial business.

ELECTRICAL and ELECTRONIC ENCLOSURES

The EEE segment includes Hoffman Enclosures, Schroff, Pentair Electronic Packaging (a newly-integrated North American enclosures business, comprised of Schroff US, the newly-acquired WEB and the US affiliates of the former Walker Dickson business) and Pentair Enclosures U.K. Products manufactured include metallic and composite cases, subracks and cabinets that house and protect electrical and electronic controls, instruments and components.

1999 VERSUS 1998

Net sales increased 12.3% in 1999, to $633.7 million, most of which is attributable to the 1998 acquisition of Walker

Dickson and the 1999 acquisition of WEB. Overall net sales in the fourth quarter increased 22.0%, with internal growth up nearly 15% from prior-period sales. The improvement in internal growth in the fourth quarter was largely attributable to expanded distribution in North America of standard electrical enclosure products and increased penetration into the faster-growing datacom and telecom product markets, as well as accelerating growth of standard electronic enclosures in Europe. Fourth quarter sales in local currency in Europe improved 18% quarter-over-quarter, although in US dollar terms the growth amounted to 8%.

EEE operating income for the year after the restructuring charge increased slightly to $46.3 million. Excluding the restructuring charge, however, operating income improved 37.1% and operating income, excluding acquisitions, increased over 45%. For the fourth quarter, operating income for the segment was $19.9 million or 149.9% better than 1998, while excluding acquisitions, operating income was up nearly 200% from the prior year.

Segment return on sales (before restructuring charge) improved significantly for the full year, from 8.2% to 10.0%, although operating margins for the segment excluding acquisitions increased nearly 360 basis points over 1998. Segment return on sales after the restructuring charge was 7.3%. For the fourth quarter, return on sales for the entire segment was 11.5%, up dramatically from the very weak year-earlier quarter which was only 5.6%. Excluding acquisitions, however, the increase was even stronger, which is largely attributable to vastly improved performance at the European enclosure businesses and to strong performance of all of the North American businesses.

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

Operating income as a percent of sales was flat at 8.2%, the same overall profitability as 1997, despite a decrease in sales. Enclosures Americas increased profits due to overhead reductions and repositioning of the sales force to focus on high growth customers and leverage modification capabilities. Enclosures Europe earnings declined in part due to lower volumes and unfavorable product mix throughout Europe. In addition, the closing of one facility in France and resultant headcount reductions were delayed by a lengthy government approval process until the fourth quarter of 1998. Enclosures Asia profitability decreased due to the weak Asian economy.

OUTLOOK

Pentair plans to continue process improvement and reorganization at all of the businesses in the EEE segment. While no further significant headcount reductions are currently planned, the expansion of the enclosure businesses around the world will be critical to the segment’s future success in the rapidly expanding datacom and telecom fields, especially in creating a world-wide capability to serve these markets, whether in the Americas, Europe or Asia.

SPECIAL RESTRUCTURING CHARGE

In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $12.8 million has been spent or charged through December 31, 1999. The remaining balance is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprises consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company’s three business segments. Pentair anticipates a reduction of approximately 1,050 jobs, as detailed below, offset by approximately 350 new jobs at other Pentair facilities in connection with consolidation and rationalization. The restructuring plan does not contemplate the Company exiting any of its current lines of business; the projects involved are designed to make the Company’s existing businesses more efficient.

The Professional Tools and Equipment segment is consolidating North American distribution operations and combining the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $16 million in 2000 and $15 million in 2001.

The Water and Fluid Technologies segment has reduced the workforce at its Lincoln Industrial business and is outsourcing some product manufacturing, resulting in headcount reductions of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $2 million in 2000 and $2 million in 2001.

The Electrical and Electronic Enclosures segment reduced its workforce in Europe and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management estimates the benefits under the restructuring plan will be approximately $9 million in 2000 and $12 million in 2001.

The components of the restructuring charge and related reserve balances remaining at December 31, 1999 were (in millions):

	Personnel	Asset	Exit
	Costs	Disposals	Costs	Total
1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0

1999 Spending to Date Cash spending	(9.4)	(0.1)	(0.1)	(9.6)

Non-cash spending	(0.0)	(2.9)	(0.3)	(3.2)

Remaining Reserve	$18.1	$4.0	$3.1	$25.2

“Personnel Costs” consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of December 31, 1999, approximately 400 employees have been terminated (or in Europe are working under statutory notice periods).

“Asset Disposals” consists of the write-down of the carrying value of the Delta headquarters building which is held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. No charge has been taken with respect to the Jonesboro real estate since the Company believes it will be able to be sold for book value within a reasonable period.

“Exit Costs” consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings, including the Jonesboro building.

“Personnel Costs” and “Exit Costs” are cash costs and the “Asset Disposals” are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $19 million in 2000 and $2 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

During 1999, restructuring benefits (largely personnel cost savings) of approximately $6 million were realized. Anticipated benefits are projected to be $26 million in 2000 and $30 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6 million, one-quarter of which was incurred in 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

Liquidity and Capital Resources

The Company incurred approximately $800 million of indebtedness in 1999 in order to complete the acquisitions of Essef and DeVilbiss Air Power. As a result of these borrowings, Pentair’s total debt to capital ratio at the end of the third quarter of 1999 was 63%. Following the successful common stock offering in October 1999 and application of cash flow from operations in the fourth quarter, the Company’s total debt to capital ratio was 51% at December 31, 1999. This compares with a 33% total debt to capital ratio at the end of 1998. The Company has targeted a total debt to capital ratio in the range of 30% to 40% as appropriate for its financing needs and current business plans, although Pentair will exceed this target ratio from time-to-time as needed for operational purposes and/or acquisitions.

Of the total indebtedness of the Company at the end of 1999, more than 85% (approximately $885 million, including $27.2 million in current maturities) is long-term and has an average life to maturity of 6 years. This long-term indebtedness has interest rates varying from 4.0% to 9.0%, with an average interest rate of 7.22%. The Company believes that currently outstanding long-term indebtedness is and will continue to be adequate for its financing needs for the foreseeable future. The Company also believes that it will be able to obtain additional long-term indebtedness as its needs may increase or its current indebtedness matures.

Short-term indebtedness (included in current maturities of long-term debt) stands at $150.6 million as of the end of 1999 with interest rates that range from 6.37% to 8.5%, with an average interest rate of 7.0%. The Company believes that it will generate substantial cash flow from operations and from any asset dispositions which will be used in part to reduce current indebtedness during 2000. The Company has no reason to believe that it would not be able to renew its current short-term credit agreements, at the time of their expiration in August 2000. In addition, the Company has entered into a commercial paper program in January 2000 for the issuance of short-term notes at what it believes are favorable interest rates.

The Company expects capital spending in 2000 to be in the $90-100 million range. Contemplated uses include computer hardware and software, manufacturing cost reduction projects, new product development, e-business initiatives and reconfiguration of manufacturing facilities.

The Company declared its anticipated 2000 quarterly dividend of $.16 per share or an indicated annual rate of $.64 per share.

INFLATION

The impact of inflation on the Company’s results of operations is not considered material given the current inflationary outlook.

INSURANCE SUBSIDIARY

The Company’s captive insurance subsidiary provides a cost effective means of obtaining insurance coverage for general and product liability, product recall, workers’ compensation and auto liability. The insurance subsidiary insures directly and reinsures an admitted carrier. Loss reserves are established based on actuarial projections of ultimate loss.

ENVIRONMENTAL MATTERS

Under current laws and regulations, Pentair’s obligations relating to environmental matters are not expected to have a material impact on the Company’s operations, financial condition or operating results. Some subsidiaries face remediation of soil and groundwater as a result of predecessors’ or their own previous disposal practices. In addition, Pentair subsidiaries have been named as potentially responsible parties at a small number of Superfund or other sites being studied or remediated. Generally, the affected business has been deemed to be a de minimis defendant or its share of remediation costs has not been material to Pentair. Pentair contractually retained certain obligations pertaining to environmental issues of discontinued paper businesses and the divested sporting ammunition business. Costs and capital expenditures related to environmental obligations were not material to the Company’s operations in either 1999 or 1998, and are not anticipated to be material in 2000.

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

YEAR 2000

The Company pursued an extensive Year 2000 program in order to anticipate and correct Y2K computer problems. As a result of this program, the Company suffered only very minor computer-related problems at any of its businesses in early 2000, all of which have since been corrected.

As a result of the numerous different information systems used by businesses that the Company has acquired over the years and also as a result of changing business requirements, the Company has an ongoing development plan with scheduled replacements of hardware and software occurring over the past few years and continuing into the future throughout the organization. Year 2000 compliance was a by-product of the Company’s information systems (IS) development plan. This plan calls for the installation or updating of new Enterprise Resource Planning (ERP) systems for its current manufacturing and headquarters locations designed to enable these facilities and the related businesses to operate more efficiently and to provide better management reporting. The Company has already installed its ERP systems in 22 locations. The Company’s remaining manufacturing locations and businesses will be converted to the new ERP system over the next few years as the information system development plan progresses.

The costs specifically attributable to Year 2000 compliance, apart from other IS development activities, amounted to approximately $13 million. The cost associated with the total IS development plan over the five-year period from 1995 to 1999 was approximately $60 million. The Company estimates that the cost to convert the remaining facilities and businesses to the new ERP systems will amount to approximately $10-12 million and will be completed over the next three to four years for the Company’s current businesses. Acquisition or establishment of new business units would also require the conversion or updating of ERP systems as necessary.

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

The Company is exposed to cash flow and fair value risk arising out of changes in interest rates with respect to its long-

term debt. The table below presents principal cash flows and related weighted average interest rates of the Company’s long-term debt at December 31, 1999 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1999 plus the Company’s borrowing spread. Implied forward rates should not be considered a predictor of actual future interest rates.

The Company has entered into interest rate swap agreements with major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts.

The Company hedges net investments in significant foreign subsidiaries by borrowing in those subsidiaries’ functional currencies. The Company has also entered into foreign currency swap agreements, principally to Deutschemarks and Italian Lira, with major financial institutions to hedge firm foreign currency commitments. During 2000, the Company intends to redraft its agreements to convert to the Euro currency.

See also Notes 6 & 7 of Notes to Consolidated Financial Statements.

(in millions except percentages)
	Expected Maturity Date
								Fair
	2000	2001	2002	2003	2004	Thereafter	Total	Value

Long-Term Debt

Fixed Rate	$27.2	$19.8	$6.2	$53.2	$49.5	$288.6	$444.5	$459.7

Average interest rate	7.21%	7.30%	6.94%	6.69%	6.74%	7.74%	7.44%

Variable Rate	$150.6	—	—	—	$440.0	—	$590.6	$590.6

Average interest rate	7.0%	—	—	—	7.0%	—	7.0%

Interest rate swaps

Variable to Fixed	—	—	$19.5	$15.0	$20.0	$20.0	$74.5	$1.5

Average receive rate	—	—	5.3%	5.4%	5.4%	5.4%	5.3%

Average pay rate	—	—	6.6%	6.6%	6.6%	6.6%	6.6%

Forward exchange

Agreements (1)

Receive U.S.	$—	—	—	50.0	—	—		$2.2

Pay Canadian	$—	—	—	69.4	—	—

Receive Canadian	$—	—	—	69.4	—	—		$0.4

Pay Deutschemark	—	—	—	88.6	—	—

Receive Canadian	$—	22.1	—	—	—	—		$2.3

Pay Deutschemark	—	24.7	—	—	—	—

Receive Canadian	$1.6	—	—	—	—	—		$0.1

Pay Deutschemark	2.0	—	—	—	—	—

Receive Canadian	$—	—	14.9	—	—	—		$0.3

Pay Italian Lira	—	—	18,000.0	—	—	—

Total exchange gain								$5.3

(1) The foreign exchange information is presented in local currency by maturity, however, the fair value is presented in US dollars.

NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

It should be noted that certain statements herein which are not historical facts, including without limitation those regarding 1) the timeliness of product introductions and deliveries; 2) expectations regarding market growth and developments; 3) expectations for growth and profitability; 4) implementation of plans; 5) anticipated savings; 6) results achieved from acquisitions; and 7) statements preceded by “believes”, “anticipates”, “expects”, “estimates”, “will” or similar expressions are forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ materially from the results currently expected by the Company.

Factors that could cause such differences include, but are not limited to, 1) general economic conditions, such as the rate of economic growth in the Company’s principal geographic markets or fluctuations in exchange rates or interest rates; 2) industry conditions, such as the strength of product demand, the intensity of competition, pricing pressures, the acceptability of new product introductions, the introduction of new products by competitors, changes in technology or the ability of the Company to source components from third parties without interruption and at reasonable prices and the financial condition of the Company’s customers; 3) operating factors, such as continued improvement in manufacturing and distribution activities and the achievement of related efficiencies, as well as inventory risks due to shifts in market demand; and 4) integration of new businesses.

The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other filings with the Securities and Exchange Commission from time to time that advise interested parties of the risks and uncertainties that may affect the Company’s financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

Consolidated Financial Statements

Consolidated Statements of Income for Years Ended December 31, 1999, 1998 and 1997

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income for Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Independent Auditors’ Report

CONSOLIDATED STATEMENTS OF INCOME

Pentair, Inc. and Subsidiaries

	Years Ended December 31

(In thousands, except per share amounts)	1999	1998	1997

Net sales	$2,367,753	$1,937,578	$1,839,056

Operating costs
Cost of goods sold	1,632,723	1,330,310	1,290,798

Selling, general and administrative	455,623	391,061	357,125

Restructuring charge	38,000	0	0

Research and development	27,076	23,015	21,331

Total operating costs	2,153,422	1,744,386	1,669,254

Operating income	214,331	193,192	169,802

Gain on sale of business	0	0	10,313

Interest expense	49,475	24,020	22,261

Interest income	1,673	1,772	528

Income before income taxes	166,529	170,944	158,382

Provision for income taxes	63,220	64,104	66,782

Net Income	103,309	106,840	91,600

Preferred dividend requirements	0	4,267	4,867

Income available to common shareholders	$103,309	$102,573	$86,733

Basic earnings per common share	$2.36	$2.67	$2.28

Diluted earnings per common share	$2.33	$2.46	$2.11

Average common shares
Outstanding	43,803	38,444	37,989

Outstanding assuming dilution	44,287	43,149	43,067

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Pentair, Inc. and Subsidiaries

(In thousands)	December 31

	1999	1998

Assets

Current assets

Cash and cash equivalents	$66,228	$32,039

Accounts and notes receivable	587,211	396,062

Inventories	425,935	278,581

Deferred income taxes	55,984	30,397

Other current assets	15,120	11,490

Total current assets	1,150,478	748,569

Property, plant and equipment

Land and land improvements	21,768	15,699

Buildings	170,245	131,989

Machinery and equipment	509,419	419,418

Construction in progress	39,025	25,883

Property, plant and equipment — gross	740,457	592,989

Less accumulated depreciation	336,650	284,731

Property, plant and equipment, net	403,807	308,258

Goodwill, net	1,187,525	474,488

Other assets	61,156	23,351

Total assets	$2,802,966	$1,554,666

Liabilities and Shareholders’ Equity

Current liabilities

Accounts and notes payable	$262,844	$155,962

Compensation and other benefits accruals	103,318	69,893

Income taxes	21,363	7,111

Accrued product claims and warranties	49,819	29,475

Accrued rebates	19,905	19,682

Accrued expenses and other liabilities	125,910	59,796

Current maturities of long-term debt	177,788	52,874

Total current liabilities	760,947	394,793

Long-term debt	857,296	288,026

Pensions and other retirement compensation	67,182	60,564

Postretirement medical and other benefits	44,043	41,868

Reserves — insurance subsidiary	22,885	29,441

Deferred income taxes	6,845	447

Other liabilities	50,563	30,162

Commitments and contingencies (Notes 9 and 18)

Preferred stock - at liquidation value Outstanding: 0 shares in 1999 and 1,534,919 shares in 1998	0	53,638

Unearned ESOP compensation	0	0

Common stock - par value, $.16 2/3

Outstanding: 48,317,068 in 1999 and 38,503,587 in 1998	8,053	6,417

Additional paid-in capital	456,516	184,145

Accumulated other comprehensive income (loss)	(15,599)	(3,962)

Retained earnings	544,235	469,127

Total shareholders’ equity	993,205	709,365

Total liabilities and shareholders’ equity	$2,802,966	$1,554,666

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pentair, Inc. and Subsidiaries

	Years Ended December 31

(In thousands)	1999	1998	1997

Preferred Stock

Beginning Balance	$53,638	$59,696	$62,058

Conversions into common	(53,638)	(6,058)	(2,362)

Ending Balance	0	53,638	59,696

Unearned ESOP Compensation	$0	$0	$(6,315)

Common Stock — Par

Beginning Balance	$6,417	$6,365	$6,287

Repurchase of common stock	(19)	(58)	0

Employee stock plans — net	58	34	48

Issuance of common stock	917	0	0

Conversions into common	680	76	30

Ending Balance	8,053	6,417	6,365

Additional Paid in Capital

Beginning Balance	$184,145	$186,486	$179,143

Repurchase of common stock	(4,011)	(12,315)	0

Employee stock plans — net	9,861	3,993	5,019

Issuance of common stock	213,563	0	0

Conversions into common	52,958	5,981	2,324

Ending Balance	456,516	184,145	186,486

Foreign Currency Translation Adjustment

Beginning Balance	$(1,587)	$(2,612)	$7,892

Current period change	(13,027)	1,025	(10,504)

Ending Balance	(14,614)	(1,587)	(2,612)

Unrealized Gains on Securities

Beginning Balance	$0	$0	$1,965

Current period change	0	0	(1,965)

Ending Balance	0	0	0

Minimum Liability Pension Adjustment

Beginning Balance	$(2,375)	$(2,473)	$(1,804)

Current period change	1,390	98	(669)

Ending Balance	(985)	(2,375)	(2,473)

Retained Earnings

Beginning Balance	$469,127	$389,415	$322,750

Net Income	103,309	106,840	91,600

Dividends

Common	(28,201)	(23,063)	(20,513)

Preferred	0	(4,267)	(4,867)

Tax Benefit of preferred dividends	0	202	445

Ending Balance	544,235	469,127	389,415

TOTAL SHAREHOLDERS’ EQUITY	$993,205	$709,365	$630,562

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pentair, Inc. and Subsidiaries

	Years Ended December 31

(In thousands)	1999	1998	1997

Operating activities

Net income	$103,309	$106,840	$91,600

Adjustments to reconcile to cash flow

Restructuring charge	38,000	0	0

Depreciation	62,734	53,133	53,723

Amortization of intangible assets	25,911	15,255	14,113

Gain on sale of securities	0	0	(5,932)

Deferred income taxes	(8,764)	5,730	(11,268)

Changes in assets and liabilities, net of effects of acquisitions and dispositions

Receivables	(53,098)	(25,788)	(61,647)

Inventories	(38,450)	(4,539)	(22,409)

Other assets	(28,270)	13,076	(6,946)

Accounts payable	38,380	666	46,673

Accrued compensation and benefits	17,684	(2,229)	12,157

Income taxes	(2,808)	(8,661)	(14,081)

Accrued product claims and warranties	20,501	(5,443)	2,779

Accrued rebates	223	1,976	6,486

Pensions and other retirement compensation	7,605	6,214	8,578

Current and long-term insurance reserves	(6,556)	(7,864)	2,902

Other liabilities	(30,386)	(13,053)	1,166

Cash from operating activities	146,015	135,313	117,894

Investing activities

Capital expenditures	(60,629)	(53,843)	(77,461)

Proceeds from sale of businesses	0	13,001	112,000

Payments for acquisition of businesses	(953,156)	(68,384)	(210,620)

Construction funds held in escrow	1,787	719	7,055

Purchase of marketable securities	0	0	(2,031)

Proceeds from sale of marketable securities	0	0	48,727

Cash provided by (used for) investing activities	(1,011,998)	(108,507)	(122,330)

Financing activities

Long-term borrowings	501,909	72,967	107,353

Payments of long-term debt	(59,994)	(65,340)	(70,333)

Proceeds from issuance of long-term bonds	250,000	0	0

Debt issuance costs	(2,430)	0	0

Bridge loan borrowings	450,000	0	0

Repayment of bridge loan borrowings	(450,000)	0	0

Unearned ESOP compensation decrease	0	6,315	8,124

Employee stock plans and other	9,919	4,227	5,514

Proceeds from issuance of common stock	214,480	0	0

Repurchase of stock	(4,030)	(12,373)	0

Dividends	(28,201)	(27,329)	(25,380)

Cash provided by (used for) financing activities	881,653	(21,533)	25,278

Effects of currency exchange rate changes	18,519	(7,574)	(9,475)

Increase (decrease) in cash and cash equivalents	34,189	(2,301)	11,367

Cash and cash equivalents — beginning of period	32,039	34,340	22,973

Cash and cash equivalents — end of period	$66,228	$32,039	$34,340

Supplemental Cash Flow Information: Cash payments for interest were $43,152, $24,470, and $18,507 for the years ending December 31, 1999, 1998 and 1997, respectively. Cash payments for income taxes were $68,108, $64,956, and $73,374 for the years ending December 31, 1999, 1998 and 1997, respectively.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Pentair, Inc. and Subsidiaries

	Years Ended December 31

(In thousands)	1999	1998	1997

Net Income	$103,309	$106,840	$91,600

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(13,027)	1,025	(10,504)

Unrealized gains on securities:

Unrealized holding gains arising during the period	0	0	1,891

Less reclassification adjustment for (gains)/losses included in net income	0	0	(3,856)

Minimum pension liability adjustment	1,390	98	(669)

Other comprehensive income(loss)	(11,637)	1,123	(13,138)

Comprehensive Income	$91,672	$107,963	$78,462

Related Tax (Expense)/Benefit of Other Comprehensive Income:

Foreign currency translation adjustments	$7,984	$(656)	$6,716

Unrealized gains on securities:

Unrealized holding gains arising during the period	0	0	(1,018)

Less reclassification adjustment for (gains)/losses included in net income	0	0	2,076

Minimum pension liability	(852)	(60)	427

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Pentair, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Fiscal Year

Pentair has adopted a standard “4-4-5 week” accounting quarter for reporting in 1999. The duration of each quarter is approximately 13 weeks per quarter with the first three quarters always ending on a Saturday. The Company’s fiscal year ends on December 31.

Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method. Estimated useful lives are: land improvements - 5 to 20 years, buildings — 5 to 50 years, and machinery and equipment — 3 to 15 years.

Insurance Subsidiary

The Company’s wholly owned insurance subsidiary, Penwald Insurance Company, insures Company general and product liability, product recall, workers’ compensation, and auto liability risks.

Reserves for policy claims ($28,885,000 with $22,885,000 noncurrent as of December 31, 1999 and $35,441,000 with $29,441,000 noncurrent as of December 31, 1998) are established based on actuarial projections of ultimate loss.

In order to maximize investment earnings from insurance reserves, Penwald has a long-term receivable from Pentair (established in July, 1997) in lieu of its former marketable securities portfolio. The intercompany receivable is interest bearing and payable on demand and eliminated in consolidation. Prior to July 1997, the insurance subsidiary invested in marketable securities including debt and equity securities classified as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Debt and equity securities classified as available-for-sale were carried at fair value on the balance sheet with unrealized gains and losses reported in a component of shareholders’ equity.

The debt and securities investments were treated as operating assets of the insurance subsidiary and the related earnings ($2,864,000 in 1997) were recorded as a reduction of the insurance component of cost of sales. The 1997 gain on sale of securities from the liquidation of the portfolio ($5,932,000) was recorded as other income and included as a reduction of selling, general and administrative costs.

Goodwill

The excess purchase price paid over the fair value of net assets of businesses acquired is amortized on a straight-line basis over periods ranging from 25 to 40 years. The amortization recorded for 1999, 1998,and 1997 was $25,911,000, $15,255,000, and $14,113,000, respectively. Accumulated amortization was $83,775,000, and $61,311,000 at December 31, 1999 and 1998, respectively. The Company periodically reviews goodwill to assess recoverability. The Company evaluates the recoverability by measuring the unamortized balance of such goodwill against estimated undiscounted future cash flows. If events or changes in circumstances indicated that the carrying amount of such asset might not be recoverable, the asset would be adjusted to the present value of the estimated future cash flows. Based on evaluations performed, there were no adjustments to the carrying value of goodwill during any of the three years ended December 31, 1999.

Long-Lived Assets

Pentair evaluates the carrying value of long-lived assets. When the carrying value exceeds the projected undiscounted cash flows from the assets, an impairment is recognized to reduce the carrying value to the fair market value. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are reduced for the cost to sell. Based on evaluations performed, there were no adjustments to the carrying value of such assets during any of the three years ended December 31, 1999, except as included in the 1999 restructuring charge. See Note 3.

Foreign Currency Translation

Translation gains or losses resulting from translating foreign currency financial statements are reported as a component of shareholders’ equity. Foreign currency transaction gains and losses are included in earnings as incurred.

Revenue Recognition

Revenue from sales is recognized at the time the product is shipped.

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

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

2. Adoption of New Accounting Standards

In 1998, the Company adopted the following new accounting standard: Statement of Financial Accounting Standard (FAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. FAS 132 revises and standardizes disclosures for pensions and other postretirement benefits. See Note 15.

In 1997, the Company adopted the following accounting standards: Statement of Financial Accounting Standard (FAS) No. 128, “Earnings per Share”, Statement of Financial Accounting Standard (FAS) No. 130 “Reporting Comprehensive Income”, and Statement of Financial Accounting Standard (FAS) No. 131 “Disclosures about Segments of an Enterprise and Related Information”. The impact of these new standards on Pentair was immaterial.

Prior year financial statements have been restated accordingly.

3. Special Restructuring Charge

In the first quarter of 1999, the Company recorded a special restructuring charge of $38.0 million ($24.1 million after-tax or $.56 per share). As shown below, $12.8 million has been spent or charged through December 31, 1999. The remaining balance is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprises consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company’s three business segments. Pentair anticipates a reduction of approximately 1,050 jobs, as detailed below, offset by approximately 350 new jobs at other Pentair facilities in connection with consolidation and rationalization. The restructuring plan does not contemplate the Company exiting any of its current lines of business;

the projects involved are designed to make the Company’s existing businesses more efficient.

The Professional Tools and Equipment segment is consolidating North American distribution operations and combining the headquarters of the two power tool businesses, Delta and Porter-Cable, in Jackson, Tennessee. In the service equipment businesses, products are being outsourced to offshore manufacturers or transferred to other North American facilities. The Jonesboro, Arkansas manufacturing operation of Lincoln Automotive will be closed. These actions will result in the termination of more than 600 employees. Restructuring charges for this segment amounted to $16.8 million, $10 million of which is attributable to employee terminations, and the balance of which relates to asset write-downs and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $16 million in 2000 and $15 million in 2001.

The Water and Fluid Technologies segment has reduced the workforce at its Lincoln Industrial business and is outsourcing some product manufacturing, resulting in headcount reductions of approximately 100 employees. Lincoln Industrial plans to eliminate approximately 50 percent of the manufacturing space at its U.S. manufacturing facilities. The charge for this segment was $4.5 million, approximately $1.2 million of which relates to terminated employees, and the balance of which is attributable to demolition and other exit costs. Management estimates the benefits under the restructuring plan will be approximately $2 million in 2000 and $2 million in 2001.

The Electrical and Electronic Enclosures segment reduced its workforce in Europe and adopted a plan to rationalize manufacturing at its North American facilities. These actions will result in the reduction of approximately 350 employees. This segment absorbed $16.7 million of the charge, largely related to employee terminations. Management estimates the benefits under the restructuring plan will be approximately $9 million in 2000 and $12 million in 2001.

The components of the restructuring charge and related reserve balances remaining at December 31, 1999 were (in millions):

	Personnel	Asset	Exit
	Costs	Disposals	Costs	Total
1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0

1999 Spending to Date Cash spending	(9.4)	(0.1)	(0.1)	(9.6)

Non-cash spending	(0.0)	(2.9)	(0.3)	(3.2)

Remaining Reserve	$18.1	$4.0	$3.1	$25.2

“Personnel Costs” consists of severance, medical plan continuation, pension cash-outs, and outplacement per company policy for the 1,050 employees planned to be terminated. As of December 31, 1999, approximately 400 employees have been terminated (or in Europe are working under statutory notice periods).

“Asset Disposals” consists of the write-down of the carrying value of the Delta headquarters building which is held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. No charge has been taken with respect to the Jonesboro real estate since the Company believes it will be able to be sold for book value within a reasonable period.

“Exit Costs” consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings, including the Jonesboro building.

“Personnel Costs” and “Exit Costs” are cash costs and the “Asset Disposals” are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $19 million in 2000 and $2 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

During 1999, restructuring benefits (largely personnel cost savings) of approximately $6 million were realized. Anticipated benefits are projected to be $26 million in 2000 and $30 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 350 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will amount to approximately $6 million, one-quarter of which was incurred in 1999, with most of the balance to be incurred in the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

4. Acquisitions/Divestitures
1999

In 1999, the Company paid $953,156,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $755,395,000 of goodwill recorded during 1999 for these acquisitions. The goodwill life for the WEB acquisition is 25 years and the goodwill life for the Essef and DeVilbiss Air Power Company acquisitions is 40 years. The recorded fair value of the net assets acquired was based on preliminary estimates at the time of the acquisitions and may be revised as better information becomes available in 2000. Management does not believe that the final purchase price allocation will produce materially different results than those reflected herein.

WEB Tool & Manufacturing, Inc.

On April 2, 1999, Pentair acquired all of the common stock of WEB Tool & Manufacturing, Inc. and related entities for approximately $62 million, which was financed through bank borrowings. WEB designs, manufactures, and markets custom server subracks and chassis for computer technology applications. The acquisition was accounted for as a purchase and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. The proforma effect of this acquisition is not presented because it is not material to the Company’s consolidated financial statements.

Essef Corporation

On August 10, 1999, Pentair acquired two businesses owned by Essef Corporation, Structural Fibers and Pac-Fab. A third business formerly owned by Essef, Anthony & Sylvan, was split off to Essef shareholders at the time of the acquisition. The acquisition price was $310 million plus approximately $120 million of Essef indebtedness which was required to be refinanced immediately. The Essef acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. Structural Fibers designs, manufactures and distributes products used in moving, treating and storing water, including pumps, storage tanks and filtration systems for residential, commercial, municipal and industrial customers. Pac-Fab manufactures pool and spa equipment, including valves, pumps, heaters and lights, used in residential and commercial applications.

DeVilbiss Air Power Company

On September 3, 1999, Pentair acquired all of the outstanding shares of Falcon Manufacturing, Inc., the parent company of DeVilbiss Air Power Company (Falcon Manufacturing, Inc. and DeVilbiss Air Power Company, together “DeVilbiss Air Power”). The acquisition price was approximately $460 million. The DeVilbiss Air Power acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included in the consolidated financial statements since the date of acquisition. DeVilbiss Air Power Company manufactures air compressors, portable generators, pressure washers and accessories.

ProForma Financial Information for Essef and DeVilbiss Air Power Acquisitions The results of operations for the acquired Essef and DeVilbiss Air Power companies are included in the accompanying consolidated financial statements since the date of acquisition. Had the acquisitions occurred at January 1, 1998, unaudited proforma results for the full year 1998 would have been: net sales $2,621 million; net income $89 million and basic and diluted earnings per share $2.20 and $2.04 respectively. The unaudited proforma results for the full year 1999 would have been: net sales $2,927 million; net income $106 million and basic and diluted earnings per share $2.42 and $2.39 respectively.

The results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1998, or of the results which may occur in the future.

1998

In 1998, the Company paid $68,384,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $34,479,000 of goodwill recorded during 1998 for these acquisitions. The proforma effect of these acquisitions is not deemed material to the Company.

1997

In 1997, the Company paid $210,620,000 to acquire 3 new businesses, all accounted for as purchase acquisitions with $180,348,000 of goodwill recorded during 1997 for these acquisitions. The proforma effect of these acquisitions is not deemed material to the Company.

In 1997, the Company sold its Federal Cartridge business for $112,000,000 cash plus receivables approximating $13,000,000 for final closing adjustments. Federal’s operating results are included in the Company’s results through October 31, 1997. The gain on the sale was $1,221,000 after income tax expense of $9,092,000. Tax expense for the transaction was extraordinarily high due to non-deductible goodwill. The transaction added 3 cents to diluted earnings per share in 1997.

5. Balance Sheet Information

Accounts receivable are stated net of allowances for doubtful accounts of $17,575,000 in 1999 and $10,858,000 in 1998.

Inventories are stated at the lower of cost or market. All non-US companies use the first-in, first-out — FIFO and moving average methods. The US companies use the last-in, first-out — LIFO method.

	December 31

(In thousands)	1999	1998

Finished goods	$243,757	$147,780

Work in process	64,629	64,421

Raw materials and supplies	117,549	66,380

Total	$425,935	$278,581

If all LIFO inventories were valued at FIFO, aggregate inventory would have been $428,057,000 and $281,950,000 at December 31, 1999 and 1998, respectively.

6. Long-Term Debt and Credit Facilities

Debt is summarized as follows:

	December 31

(In thousands)	1999	1998

Revolving credit facilities, average interest rate of 6.93%	$590,612	$103,479

Private placement debt, due 2000 to 2007, average interest rate of 6.90%	174,694	180,716

7.85% Senior Notes due 2009	250,000	0

Other, due periodically to 2005, average interest rate 6.43%	19,778	56,705

Total	1,035,084	340,900

Current maturities	177,788	52,874

Total long-term debt	$857,296	$288,026

On September 2, 1999, the Company entered into two new revolving credit facilities aggregating $800 million; a new five-year $425 million revolving credit facility (the “$425 Million Revolver”) and a new 364-day $375 million revolving credit facility (the “$375 Million Revolver”) (collectively the “New Revolving Credit Facilities”). The New Revolving Credit Facilities replaced the Company’s $390 Million Credit Facilities. The $425 Million Revolver expires September 2, 2004 and the $375 Million Revolver expires on August 31, 2000. Inclusive of related facilities fees, the New Revolving Credit Facilities accrue interest at a floating rate based upon the rating of the Company’s long term senior unsecured debt assigned by Standard & Poor’s Ratings Group and Moody’s Investor Service, Inc., or if no rating is available, based on a leverage ratio. Revolving credit facilities provide credit facilities which can be borrowed in US$, the Euro, Deutschemarks, French Francs, British Pounds Sterling or Canadian Dollars. The Company also has $101.4 million in other credit facility agreements of which, $86.4 million is uncommitted.

On October 5, 1999, Pentair sold $250,000,000 aggregate principal amount of its 7.85% Senior Notes due 2009. The net proceeds of approximately $248 million were used to refinance other indebtedness.

Current maturities of long-term debt include borrowings of $150,612,000 under the $375 Million Revolver. It is the Company’s intention to continually renew this credit facility.

At December 31, 1999, $590,612,000 was outstanding under revolving credit facilities, which included $571,000,000 in U.S. dollars with an average current interest rate of 7.00% and $19,612,000 in various foreign currencies with an average current local interest rate of 5.58%. The weighted average credit facilities borrowing rates were 6.10% in 1999 and 4.99% in 1998. See also interest rate swap agreements at Note 7.

Various debt agreements have restrictions relating to minimum net worth, certain financial ratios, and dividends and certain other restricted payments. Under the most restrictive covenants, $292,900,000 of the December 31, 1999 retained earnings were unrestricted for such purposes. The Company has remained in compliance with these covenants.

Total long-term debt maturities are $177,788,000, $19,812,000, $6,241,000, $53,221,000, and $489,473,000 for the years 2000 to 2004, respectively with $288,549,000 due thereafter.

7. Financial Instruments

The Company utilizes various derivatives such as interest rate swap agreements, currency swap agreements, and interest rate cap agreements. The Company also utilizes commodity swap agreements from time to time. The Company uses these derivatives in a strategic manner to minimize interest rate and foreign currency risk. The instruments are not purchased as speculative investments. Derivatives used for hedging purposes must be designated as, and effective as, a hedge of an identified risk exposure at the inception of the contract. Accordingly, changes in the fair market value of the derivative contract must be highly correlated with the changes in the fair market value of the underlying hedged item both at the inception of the hedge and over the life of the hedge contract.

Foreign exchange contracts are accounted for as hedges to the extent they are designated as, and are effective as, hedges of firm or anticipated foreign currency commitments. Any foreign exchange contracts designated but no longer effective as a hedge are marked to market and the related gains and losses are recognized in earnings.

Interest rate contracts designated and effective as a hedge of underlying debt obligations are not marked-to-market, but cash flow from such contracts results in adjustments to interest expense recognized over the life of the underlying debt agreement. Gains and losses from terminated contracts are deferred and amortized over the remaining period of the original contract. Cash flows from such terminations are classified according to the underlying financial instrument the contract was designated to hedge. Open interest rate contracts are reviewed regularly to ensure that they remain effective as hedges of interest rate exposure.

The Company hedges its net investments in significant foreign subsidiaries by borrowing in those subsidiaries’ functional currencies. The Company has also entered into currency swap agreements, principally to Deutschemarks and Italian Lira, with major financial institutions to hedge firm foreign currency commitments. The notional amounts serve as a basis for the calculation of interest payments which are exchanged over the life of the swap transaction and are equal to the amount of foreign currency or dollar principal exchanged at maturity.

Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in shareholders’ equity as foreign currency translation adjustments. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are not recognized until the gains or losses of the related foreign currency transactions are recognized.

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

As of December 31, 1999, the Company has swap agreements outstanding with an aggregate notional amount of $74,500,000 that expire in varying amounts through June 2005. The swap agreements have a fixed interest rate of 6.56% and an average remaining maturity of 4 years. Under the interest rate environment existing as of December 31, 1999, the net fair value of the Company’s swap agreements was a net asset of $1,517,536.

As of December 31, 1999, the Company has one interest rate cap agreement outstanding. It is a 35,000,000 Deutschemark cap that expires in November 2001 with a capped interest rate of 7.29% DEM-LIBOR.

Foreign Exchange Risk Management

The Company has entered into currency swap agreements, principally to Deutschemarks and Italian Lira, with major financial institutions to hedge firm foreign currency commitments. The original term of the currency swap agreements ranged from 3 to 6 years. As of December 31, 1999, the remaining swap agreements had a range to maturity of 6 months to 4 years. The notional amounts set forth in the table below serve solely as a basis for the calculation of interest payments which are exchanged over the life of the swap transaction and are equal to the amount of foreign currency or dollar principal exchanged at maturity. Gains or losses are deferred and are recognized in income as part of the related transaction. Deferred unrealized gains and losses, based on dealer-quoted prices, are presented in the following table:

(in thousands)	1999	1998

Notional amounts	$128,431	$128,431

Gains	5,322	6,413

Losses	0	16,191

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

	1999		1998

	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value

Short-term debt	$150,612	$150,612	$0	$0

Long-term debt	884,472	899,726	340,900	350,332

Interest rate swaps asset	0	1,518	0	(3,235)

Cross-currency swaps asset	0	5,322	0	(9,778)

Interest rate cap asset	0	(120)	0	(10)

Fair values for the cross-currency swaps are based on the termination of these agreements.

8. Lease Commitments

Rent expense related to operating leases amounted to $27,235,000, $22,655,000, and $15,737,000 in 1999, 1998 and 1997, respectively. The majority of the lease commitments are for information systems equipment and buildings.

Future minimum rental payments under all operating leases are $29,356,000, $22,476,000, $16,509,000, $13,938,000 and $10,211,000 for the years 2000 to 2004, respectively.

9. Commitments and Contingencies

Various lawsuits, claims and proceedings have been or may be instituted or asserted against the Company relating to the conduct of its businesses, including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s financial position, liquidity, or future results of operations.

10. Capital Stock

Preferred Stock
The two series of preferred stock (par value — $.10) were: $7.50 Callable Cumulative Convertible Preferred Stock, Series 1988; and 8% Callable Cumulative Voting Convertible Preferred Stock, Series 1990 at December 31, 1998. Both issues were held by ESOPs (see Note 12). The preferred shares were convertible into common stock and were redeemable, in whole or in part, at the option of the Company on or after the dates indicated below, and at redemption prices declining to the original price per share after ten years.

	Series	Series
	1988	1990

Shares Authorized	300,000	2,500,000

Issued and outstanding	0	0

Liquidation value	$100.00	$30.25

Conversion Price of common	$10.66 to $13.34	$13.11

Shares of common	9.375 to 7.5	2.3077

Early redemption date	January 1991	March 1994

Upon the retirement or other termination of an ESOP participant, the shares of preferred stock (Series 1988 and 1990) in which he or she is vested were automatically converted into common shares and distributed in that form, with fractional shares paid in cash.

Both Series 1988 and Series 1990 preferred stock classes were redeemed and all outstanding shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively. Following shareholder approval in 1999, the two series of preferred stock were terminated and the authorized number of shares were added back to authorized but unissued shares of common or preferred stock.

Common Stock

At December 31, 1999, the authorized stock of the Company consisted of 250 million shares of stock, of which no more that 15 million shares may be preferred stock issuable in the future, and of which the balance, net of outstanding preferred shares, may be shares of common stock, having a par value of $.16 2/3.

Changes in outstanding common shares are summarized as follows (in thousands):

	1999	1998	1997

Beginning Balance	38,504	38,185	37,717

Employee stock plans — net	352	208	288

Issuance of common stock	5,500	0	0

Repurchase of stock	(117)	(350)	0

Conversion of preferred stock	4,078	461	180

Ending Balance	48,317	38,504	38,185

On December 29, 1997, the Company announced that the Pentair board had authorized the repurchase within the next 12 months of up to 350,000 shares of Pentair common stock. The Company completed the repurchase of 350,000 shares in 1998.

On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. In 1999, the Company had repurchased 117,000 shares under the new authorization.

On October 5, 1999, Pentair sold 5,500,000 shares of its common stock in a firm underwriting. The net proceeds of approximately $215 million were used to reduce indebtedness.

11. Share Rights Plan

The Company has a Share Rights Plan for its shareholders. Each Right entitles the registered holder to purchase from the Company one common share at a price of $80.00, subject to adjustment. Such rights only become exercisable ten business days after a person or group acquires beneficial ownership of, or commences a tender or exchange offer for, 15 percent or more of the Company’s common stock.

The Company can redeem the rights for $.01 per right. The Rights will expire on July 31, 2005, unless the Rights are earlier redeemed or exchanged by the Company.

12. Employee Stock Ownership Plan (ESOP)

The Company has an Employee Stock Ownership Plan (ESOP) covering non-bargaining and some bargaining U.S. employees.

From 1990 to 1998, the employees received Series 1990 Preferred Stock in lieu of cash 401(k) matching contributions and other cash compensation. To finance the plan, the ESOP borrowed $56,500,000 from the Company and exchanged it for 1,867,768 shares of Callable Cumulative Voting Convertible Preferred Stock, Series 1990 at $30.25 per share. The unpaid balance of the twenty-year, 8.75% loan was included in the Company’s balance sheet as unearned ESOP compensation. Gross compensation expense (i.e. the value of shares allocated to participants’ accounts) was $7,092,000 and $7,081,000 in 1998 and 1997, respectively. The stock held by the ESOP is released for allocation to the participants’ accounts as principal and interest is paid from dividends on unallocated shares ($517,000 and $1,140,000 in 1998 and 1997, respectively) and Company contributions. As of December 31, 1998, the loan had been reduced to zero since all shares had been allocated to participant accounts as compensation and dividends. A separate frozen ESOP held the Series 1988 Preferred Stock. Both Series 1988 and Series 1990 preferred stock classes were redeemed and all shares were converted to common stock on January 4, 1999 and January 15, 1999, respectively.

Beginning in 1999, the employees received Pentair common stock in lieu of certain cash compensation and cash for 401(k) matching contributions. Compensation expense for the value of the shares allocated to participants’ accounts was $3,934,000 in 1999.

13. Stock Incentive Plans
Omnibus Stock Incentive Plan

In April 1996, shareholders approved amendments to the Omnibus Stock Incentive Plan (the Plan) to authorize the issuance of additional shares of the Company’s common stock. The Plan extends to February 14, 2006. At December 31, 1999, there were 1,970,055 shares available for grant under the Plan.

The Plan allows for the granting of nonqualified stock options, incentive stock options, restricted stock, rights to restricted stock, incentive compensation units (ICUs), stock appreciation rights, performance shares and performance units.

Restricted Shares, Rights to Restricted Stock and ICUs Restrictions on the restricted shares, rights to restricted stock and ICUs generally expire in the third, fourth and fifth years after issuance. Beginning with 1993 grants, ICU restrictions will expire at the end of three years. The value of each ICU is based on the increase in book value of common stock during the restriction period and is payable when the restrictions lift. Compensation expense consists of (a) amortization of the market value of the stock on the date of award over the period in which the restrictions lapse, and (b) the annual increase in ICU value. Compensation expense was $7,329,000 in 1999, $6,100,000 in 1998, and $4,991,000 in 1997. The Company records incremental tax benefits resulting from the program as additional paid-in capital.

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

2008. At December 31, 1999, there were 384,498 shares available for grant under the Directors Plan.

Details of options for both plans are as follows:

	Number	Weighted Average
	of Shares	Exercise Price

1996

Outstanding, end of year	1,347,759	$19.9397

1997

Granted	372,314	$31.0791

Exercised	342,077	$15.7225

Forfeited	18,174	$29.3324

Outstanding, end of year	1,359,822	$23.9256

Exercisable, end of year	660,542	$20.2986

1998

Granted	424,100	$35.7542

Exercised	280,344	$18.4359

Forfeited	20,106	$29.6983

Outstanding, end of year	1,483,472	$28.4138

Exercisable, end of year	739,385	$23.7673

1999

Granted	431,972	$39.5487

Exercised	384,486	$21.4424

Forfeited	8,440	$34.3307

Outstanding, end of year	1,522,518	$33.2103

Exercisable, end of year	710,468	$28.6699

Options Outstanding and Exercisable by Price Range as of December 31, 1999:

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$21.50	65,376	0.05	$21.5000	65,376	$21.5000

$25.00	288,688	1.06	$25.0000	288,688	$25.0000

$29.125	300	2.25	$29.1250	300	$29.1250

$31.00	297,324	2.06	$31.0000	199,839	$31.0000

$31.375 – 33.9375	32,907	2.46	$32.1978	19,600	$32.0209

$35.00	369,629	7.62	$35.0000	121,956	$35.0000

$37.50	7,500	9.13	$37.5000	0	$00.0000

$39.625	417,275	8.76	$39.6250	0	$00.0000

$40.4375 - $48.25	43,519	8.23	$43.7154	14,709	$43.7413

$21.50 - $48.25	1,522,518	5.19	$33.2103	710,468	$28.6699

In accordance with generally accepted accounting principles, the Company has chosen to continue accounting for its plans using the “intrinsic method” in accordance with Accounting Principles Board Opinion No. 25 which requires no compensation expense to be recorded for the issuance of stock options when exercise prices are equal to market value on the date of grant. Had compensation cost for the plans been determined using the “fair value” method as defined in Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation”, compensation expense would have been accrued and the effect on the Company’s income from continuing operations and earnings per share would have been as follows:

Years Ending December 31
(In thousands)	1999	1998	1997

Net Income As reported	$103,309	$106,840	$91,600

Pro forma	100,519	104,875	89,900

Basic EPS As reported	$2.36	$2.67	$2.28

Pro forma	2.29	2.62	2.24

Diluted EPS As reported	$2.33	$2.46	$2.11

Pro forma	2.27	2.42	2.07

The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	1999	1998	1997

Volatility	34%	31%	26%

Risk-free interest rate	6.5%	4.55%	5.5%

Expected life (years) Plan	1.91	1.91	2.0

Directors Plan	2.13	2.17	2.5

Dividend yield	1.7%	1.7%	1.7%

The expected life was determined separately for each of the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan, due to differing exercise patterns.

The fair value for all options as a group are determined using the Black-Scholes model. The number of shares for which the options are granted in a year is multiplies by the fair value of each option to arrive at the total fair value of all options granted.

The total fair value is amortized to expense over the three-year option vesting period in determining the proforma impact of the alternative method of determining the compensation cost of the options.

14. Provision for Income Taxes

The components of earnings before income taxes were as follows:

(In thousands)	1999	1998	1997

U.S	$149,726	$147,339	$139,006

International	16,803	23,605	19,376

	$166,529	$170,944	$158,382

The provisions for income taxes, excluding tax benefits credited directly to shareholders’ equity, were as follows:

(In thousands)	1999	1998	1997

Current U.S.(less foreign tax credits)	$52,073	$41,594	$60,640

State	8,802	9,274	9,573

International	11,109	7,506	7,837

Current provision	71,984	58,374	78,050

Deferred U.S	(3,519)	4,415	(11,592)

International	(5,245)	1,315	324

Deferred provision	(8,764)	5,730	(11,268)

Total provision	$63,220	$64,104	$66,782

A reconciliation of the statutory federal tax rate to the effective rate follows:

	1999	1998	1997

Statutory federal income tax rate	35.0%	35.0%	35.0%

State and local income taxes, net of U.S. income tax benefit	3.4	3.9	3.6

Incremental international tax rate	(1.3)	0.0	0.6

Non-deductible amortization of goodwill	3.1	1.4	1.6

ESOP dividend benefit	(0.6)	(0.8)	(0.8)

Other	(1.6)	(2.0)	(1.0)

	38.0	37.5	39.0

Incremental Tax — gain on sale of business	0.0	0.0	3.2

Effective Rate	38.0%	37.5%	42.2%

The tax effect of the primary temporary differences giving rise to the Company’s deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

(In thousands)	1999	1998

Deferred Tax Assets:

Accounts receivable allowances	$7,995	$4,955

Retiree medical liability	18,140	17,244

Warranty/product liability accruals	27,059	19,222

Employee benefit accruals	28,071	21,280

Other	21,081	10,120

Gross deferred tax assets	102,346	72,821

Deferred Tax Liabilities:

Inventory allowances	(321)	(5,252)

Accelerated depreciation	(26,010)	(18,662)

Other	(26,876)	(18,957)

Gross deferred tax liabilities	(53,207)	(42,871)

Net Deferred Tax Assets	$49,139	$29,950

15. Pensions and Other Postretirement Benefits
Pension Benefits

The Company has several non-contributory defined benefit employee pension plans covering substantially all employees of its U.S. and certain non-U.S. subsidiaries. Employees covered under the bargaining plans are eligible to participate at the time of employment and the benefits are based on a fixed amount for each year of service. Employees covered under the non-bargaining pension plans are eligible to participate upon the attainment of age 21 and the completion of one year of service; and benefits are based upon final average salary and years of service. All employees are fully vested in the plans after 5-7 years of service. The Company’s funding policy is to make contributions as required by applicable regulations.

Other Benefits

The Company provides certain health care and life insurance benefits for retired employees. Employees become eligible for these benefits if they meet minimum age and service requirements and are eligible for pension benefits.

Weighted average assumptions as of December 31:

		Pension Benefits		Other Benefits

	1999	1998	1997	1999	1998	1997

Discount rate	7.75%	6.75%	7.0%	7.75%	6.75%	7.0%

Expected return on plan assets	8.5%	8.5%	8.5%

Rate of compensation increase	5.0%	5.0%	5.0%

For measurement purposes, an annual rate of 9.62 percent for pre-65 and post-65 benefits for increases in the per capita cost of covered health care benefits were assumed for 2000. The rate was assumed to decrease gradually to 6.0 percent for 2019 and remain at that level thereafter.

The components of net periodic benefit cost are as follows:

	Pension Benefits		Other Benefits
(In thousands)	1999	1998	1997	1999	1998	1997

Service cost	$13,410	$12,803	$11,058	$552	$479	$567

Interest cost	20,237	19,257	18,900	2,256	2,175	2,794

Expected return on plan assets	(27,635)	(25,827)	(22,685)	0	0	0

Amortization of transition asset	(151)	(151)	(181)	0	0	0

Amortization of prior service cost	1,085	1,932	602	(990)	(849)	(1,076)

Recognized net actuarial gain	(3,309)	(814)	(1,146)	(67)	(122)	0

	$3,637	$7,200	$6,548	$1,751	$1,683	$2,285

A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

(in thousands)
Effect on total of service and interest cost	$33	$(29)

Effect on postretirement benefit obligation	1,006	(857)

	Pension Benefits		Other Benefits
(In thousands)	1999	1998	1999	1998

Change in benefit obligation

Benefit obligation – beginning of year	$306,848	$298,989	$33,469	$32,325

Service cost	13,410	12,803	552	479

Interest cost	20,237	19,257	2,256	2,175

Amendments	968	2,575	0	234

Actuarial (gain) loss	(32,827)	(120)	(393)	347

Acquisition	10,317	6,252	3,009	0

Disposition	0	(21,750)	0	0

Translation (gain) loss	(3,884)	1,645	0	0

Benefits paid	(13,281)	(12,803)	(2,658)	(2,091)

Benefit obligation – end of year	$301,788	$306,848	$36,235	$33,469

Change in plan assets

Fair value of plan assets – beginning of year	$322,968	$307,724	$0	$0

Actual return on plan assets	39,491	43,020	0	0

Acquisition	9,888	5,727	0	0

Disposition	0	(21,750)	0	0

Employer contribution	1,297	1,050	2,658	2,091

Translation (gain) loss	(179)	0	0	0

Benefits paid	(13,281)	(12,803)	(2,658)	(2,091)

Fair value of plan assets – end of year	$360,184	$322,968	$0	$0

Funded status	58,396	16,120	(36,235)	(33,469)

Net transition liability (asset)	(26)	(155)	0	0

Unrecognized net actuarial gain	(102,978)	(59,138)	(4,727)	(4,412)

Unrecognized prior service cost	3,884	4,001	(5,579)	(6,569)

Net amount recognized	$(40,724)	$(39,172)	$(46,541)	$(44,450)

Amounts recognized in the balance sheet consist of:

Prepaid benefit cost	$12,217	$6,956	$0	$0

Accrued benefit liability	(55,969)	(50,908)	(46,541)	(44,450)

Intangible asset	1,429	907	0	0

Deferred Tax	614	1,498	0	0

Accumulated other comprehensive income	985	2,375	0	0

Net amount recognized	$(40,724)	$(39,172)	$(46,541)	$(44,450)

In 1999, Pentair acquired DeVilbiss Air Power Company. As part of that transaction, appropriate pension assets and liabilities for DeVilbiss Air Power Company employees were transferred into the Company’s pension plans.

In November 1997, Pentair divested the Federal Cartridge business. As part of that transaction, appropriate pension assets and liabilities for Federal Cartridge employees were transferred to the buyer’s pension fund. This pension asset transfer was not effected until 1998 following the necessary actuarial calculations; therefore this asset transfer did not match the fiscal period for the sale of Federal Cartridge.

At December 31, 1999, for plans with assets less than Projected Benefit Obligation (PBO), the aggregate PBO is $45.2 million and the aggregate assets are $0.2 million. For plans with assets less than Accumulated Benefit Obligation (ABO), the aggregate ABO is $39.8 million and the aggregate assets are zero. The majority of the under funding is related to German pension plans, which are not commonly funded.

At December 31, 1999, plan assets are held in trust and consist mainly of listed stocks and bonds or cash and short-term investments. The Company’s own common stock accounted for 10% of plan assets.

16. Disclosure about Segments of an Enterprise and Related Information

Pentair Inc. has three reportable segments: Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE). The PTE segment includes the tool businesses (Delta and Porter-Cable); and the equipment businesses (Century and the newly-acquired DeVilbiss Air Power Company). Products manufactured include woodworking machinery, portable power tools, battery charging and testing equipment, welding equipment, lubricating and lifting equipment, air compressors, generators and pressure washers. The WFT segment includes the pump and pool businesses (Pentair Pump Group and one of the newly-acquired Essef businesses), the water treatment businesses (Pentair Water Treatment which consists of Fleck Controls plus the remaining Essef business) and Lincoln Industrial. Products manufactured include pumps for wells and water treatment, sump pumps, pool and spa equipment such as valves, pumps, filters, lights and related equipment, valves and pressure vessels for water treatment products and automated and manual lubrication systems. The EEE segment includes Hoffman Enclosures, Schroff, Pentair Electronic Packaging (a newly-integrated North American enclosures business, comprised of Schroff US, the newly-acquired WEB and the US affiliates of the former Walker Dickson business) and Pentair Enclosures U.K. Products manufactured include metallic and composite cases, subracks and cabinets that house and protect electrical and electronic controls, instruments and components. Other includes corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, divested operations (Federal Cartridge), and intercompany eliminations. Segment assets exclude all cash and cash equivalents.

Segment Information:

(in thousands)	PTE	WFT	EEE	Other	Totals

1999

Net sales from external customers	$1,068,669	$665,413	$633,671	$0	$2,367,753

Intersegment net sales	5,155	4,158	0	(9,313)	0

Depreciation and amortization expense	22,392	30,827	35,258	168	88,645

Segment profit (loss) — operating income	105,388	81,256	46,346	(18,659)	214,331

Segment assets	1,112,983	1,016,604	546,426	126,953	2,802,966

Capital expenditures	28,498	13,892	14,395	3,844	60,629

	PTE	WFT	EEE	Other	Totals

1998

Net sales from external customers	$841,325	$532,208	$564,045	$0	$1,937,578

Intersegment net sales	7,969	5,672	0	(13,641)	0

Depreciation and amortization expense	16,429	19,516	32,285	158	68,388

Segment profit (loss) — operating income	99,621	65,976	46,026	(18,431)	193,192

Segment assets	477,076	505,246	535,810	36,534	1,554,666

Capital expenditures	21,830	13,027	17,320	1,666	53,843

1997

Net sales from external customers	$737,323	$397,286	$579,209	$125,238	$1,839,056

Intersegment net sales	9,743	6,693	157	(16,593)	0

Depreciation and amortization expense	14,307	16,703	30,265	6,561	67,836

Segment profit (loss) — operating income	76,784	41,947	47,282	3,789	169,802

Segment assets	410,037	508,357	473,906	80,562	1,472,862

Capital expenditures	22,947	8,492	43,815	2,207	77,461

Segment Geographic Information:

		Revenues			Assets

(In millions)	1999	1998	1997	1999	1998	1997

United States	$1,863.5	$1,520.5	$1,400.8	$2,340.1	$1,062.7	$1,037.9

Canada	107.0	102.5	98.3	94.2	106.7	107.3

Germany	120.2	113.1	99.4	163.6	184.5	194.0

Other Europe	191.7	135.1	164.5	186.3	184.5	116.9

Pacific Rim	46.0	38.1	49.5	18.8	16.3	16.8

Rest of World	39.4	28.3	26.6	0.0	0.0	0.0

Total	$2,367.8	$1,937.6	$1,839.1	$2,803.0	$1,554.7	$1,472.9

Revenues are attributed to countries based on location of customer. Assets are based on the geographic location of the subsidiary and have been translated into US dollars.

In evaluating financial performance, management focuses on operating income as a segment’s measure of profit or loss. Operating income is before interest expense, interest income and income taxes. Management uses a variety of balance sheet ratios to measure the business. The primary focus is on maximizing the return from each segment’s assets, excluding cash and temporary investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). Most intersegment sales are component parts and are sold at cost plus an equitable division of manufacturing and marketing profits. The remaining intercompany sales are finished product and are sold based on current market pricing to third parties.

17. Quarterly Financial Data (unaudited)
(In thousands, except per share amounts)
1999	1st	2nd	3rd	4th	Total

Net sales	$470,493	$507,225	$604,918	$785,117	$2,367,753

Gross profit	149,834	160,010	186,434	238,752	735,030

Operating income	8,438	51,626	62,652	91,615	214,331

Net Income	2,240	28,285	29,809	42,975	103,309
Earnings per common share

Basic	$.05	$.67	$.70	$.90	$2.36*

Diluted	.05	.66	.69	.90	2.33*

1998	1st	2nd	3rd	4th	Total

Net sales	$464,965	$471,790	$476,780	$524,043	$1,937,578

Gross profit	144,810	146,370	147,626	168,462	607,268

Operating income	43,889	44,698	46,661	57,944	193,192

Net Income	23,709	24,414	25,796	32,921	106,840

Earnings per common share
Basic	$.59	$.60	$.64	$.84	$2.67

Diluted	.54	.56	.60	.76	2.46

•	For 1999, due to the issuance of Equity in the Fourth Quarter, the sum of the four quarters’ Earnings per Share does not equal the Total Year Earnings per Share.

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

19. Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards (FAS) No. 128, “Earnings per Share”. The following table reflects the calculation of basic and diluted earnings per share.

(In thousands)	1999	1998	1997

Earnings per share Net income	$103,309	$106,840	$91,600

Preferred dividend requirements	0	4,267	4,867

Income available to common shareholders	103,309	102,573	86,733

Average common shares outstanding	43,803	38,444	37,989

Basic earnings per common share	$2.36	$2.67	$2.28

Earnings per share — assuming dilution Income available to common shareholders	103,309	102,573	86,733

Addback preferred dividend requirements due to conversion into common shares	0	4,267	4,867

Elimination of tax benefit on preferred ESOP dividend due to conversion into common shares	0	(1,436)	(1,420)

Addition of tax benefit on ESOP dividend assuming conversion to common shares — at common dividend rate	0	830	740

Income available to common shareholders assuming dilution	103,309	106,234	90,920

Average common shares outstanding	43,803	38,444	37,989

Dilutive impact of stock options outstanding	346	435	456

Assumed conversion of preferred stock	138	4,270	4,622

Weighted average shares and potentially dilutive shares outstanding	44,287	43,149	43,067

Diluted earnings per common share	$2.33	$2.46	$2.11

      20. Accounting Developments
In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The FASB subsequently issued SFAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company must adopt this standard no later than January 1, 2001. The Company is reviewing the requirements of this standard, which are quite complex. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

Independent Auditors’ Report

To the Board of Directors and Shareholders of Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Minneapolis, Minnesota
February 2, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information regarding nominees and directors appearing under “Election of Directors” in the Pentair, Inc. Notice of Annual Meeting of Shareholders and Proxy Statement for the April 2000 annual shareholders’ meeting (the “2000 Proxy Statement”) is hereby incorporated by reference. Information regarding executive officers is set forth in Item 1 of Part I of this report.

Item 11. Executive Compensation.

Information appearing under “Election of Directors” and “Executive Compensation” in the 2000 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information appearing under “Security Ownership of Management and Beneficial Ownership” in the 2000 Proxy Statement is hereby incorporated by reference.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Financial Statements and Exhibits.

1. List of Financial Statements

The following consolidated financial statements of Pentair, Inc. and subsidiaries are included in Item 8 or Part II:

Consolidated Statements of Income for Years Ended December 31, 1999, 1998 and 1997

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Shareholders’ Equity for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997

Consolidated Statements of Comprehensive Income for Years Ended December 31, 1999, 1998 and 1997

Notes to Consolidated Financial Statements

Independent Auditors’ Report

2. List of Financial Statement Schedules

The following financial statement schedules of Pentair, Inc. and subsidiaries are included herein.

Schedule II- Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or inapplicable and, therefore, have been omitted.

3. List of Exhibits

The following exhibits are either included in this report or incorporated by reference as indicated below:

Exhibit
Number	Description

(3.1)	Second Restated Articles of Incorporation as amended through June 14, 1999. (Incorporated by reference to Exhibit 3.1 to the Company’s Amendment 1 to Registration Statement on Form S-3 dated July 16, 1999).

(3.2)	Second Amended and Superseding By-Laws as amended through July 21, 1995. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended June 30, 1995).

(4.1)	Rights Agreement as of July 21, 1995 between Norwest Bank N.A. and Pentair, Inc. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended June 30, 1995).

The Corporation agrees to furnish a copy of any other documents with respect to long-term debt instruments of the Corporation and its subsidiaries upon request.

(10.1)*	Company’s Supplemental Employee Retirement Plan effective June 16, 1988. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

(10.2)*	Company’s Omnibus Stock Incentive Plan as Amended and Restated. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1996).

(10.3)*	Company’s Management Incentive Plan as amended to January 12, 1990. (Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

(10.4)*	Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991).

(10.5)*	Company’s Flexible Perquisite Program as amended to January 1, 1989. (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

(10.6)*	Form of 1986 Management Assurance Agreement (Revised 1990) between the Company and certain key employees. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989).

(10.7)*	Fourth Amended and Restated Compensation Plan for Non-Employee Directors. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).

(10.8)*	Pentair, Inc. Outside Directors Nonqualified Stock Option Plan dated January 15, 1998. (Incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 1997).

(10.9)*	Pentair, Inc. Deferred Compensation Plan effective January 1, 1993. (Incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K for the year ended December 31, 1992).

(10.10)*	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996. (Incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 1995).

(10.11)*	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. And State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K for the year ended December 31, 1995).

(10.12)	Loan and Stock Purchase Agreement dated March 7, 1990 between the Company and the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 21, 1990).

(10.13)	$56,499,982 Promissory Note dated March 7, 1990 of the Pentair, Inc. Employee Stock Ownership Plan Trust, acting through State Street Bank and Trust Company, as Trustee, to the Company. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 21, 1990).

(10.14)*	Executive Officer Performance Plan. (Incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 1997).

(21)	Subsidiaries of Registrant. (filed herewith)

(23)	Consent of Deloitte & Touche LLP. (filed herewith)

(24)	Power of Attorney. (see Signature Page)

(27)	Financial Data Schedule. (filed herewith)

•	Denotes management contract or compensatory plan.

EXHIBIT INDEX

Exhibit
Number	Description

(21)	Subsidiaries of Registrant.

(23)	Consent of Deloitte & Touche LLP.

(24)	Power of Attorney (see Signature Page)

(27)	Financial Data Schedule.

Exhibit 27 has been excluded from the printed version.

(b) Reports on Form 8-K.

A report on Form 8-K was filed on October 4, 1999 regarding completion of a common stock and a debt offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENTAIR, INC. (Registrant)

Dated: March 10, 2000,	By /s/ David D. Harrison David D. Harrison Executive Vice President and Chief Financial Officer

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

By /s/ Winslow H. Buxton	Dated:	March 10, 2000

Winslow H. Buxton, Chairman and Chief Executive Officer, Director

By /s/ William J. Cadogan	Dated:	March 10, 2000

William J. Cadogan, Director

By /s/ Joseph R. Collins	Dated:	March 10, 2000

Joseph R. Collins, Vice Chairman, Director

By /s/ Barbara B. Grogan	Dated:	March 10, 2000

Barbara B. Grogan, Director

By /s/ Charles A. Haggerty	Dated:	March 10, 2000

Charles A. Haggerty, Director

By /s/ Harold V. Haverty	Dated:	March 10, 2000

Harold V. Haverty, Director

By /s/ Quentin J. Hietpas	Dated:	March 10, 2000

Quentin J. Hietpas, Director

By /s/ Randall J. Hogan	Dated:	March 10, 2000

Randall J. Hogan, President and Chief Operating Officer, Director

By /s/ Stuart Maitland	Dated:	March 10, 2000

Stuart Maitland, Director

By /s/ Augusto Meozzi	Dated:	March 10, 2000

Augusto Meozzi, Director

By /s/ Richard M. Schulze	Dated:	March 10, 2000

Richard M. Schulze, Director

By /s/ Karen E. Welke	Dated:	March 10, 2000

Karen E. Welke, Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

PENTAIR, INC. AND SUBSIDIARIES

(Thousands of Dollars)

	Balance			(A)
	At	Charged		Changes	Balance
	Beginning	to Costs		Add	At End
Description	of Period	and Expenses	Deductions	(Deduct)	of Period

Allowance for doubtful accounts
Year Ended December 31
1999	$10,858	$5,490	$2,918	$4,145	$17,575

1998	12,446	1,686	4,068	794	10,858

1997	7,348	2,406	1,687	4,379	12,446

(A) Primarily assumed or established in connection with acquisitions.