Form 10-Q
period 2000-04-01
PENTAIR INC
filed 2000-05-12
CIK 77360

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-11625

PENTAIR, INC.

(Exact name of Registrant as specified in its charter)

Minnesota (State or other jurisdiction of Incorporation or organization)	41-0907434 (IRS Employer Identification No.)
1500 County B2 West, Suite 400 St. Paul, Minnesota (Address of principal executive offices)	55113-3105 (Zip Code)

  (651) 636-7920

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X       No

The number of shares outstanding of Registrant’s only class of common stock on April 1, 2000 was 48,485,029.

PENTAIR, INC. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management’s Discussion and Analysis of Results of Operations and Financial Condition
PART II — OTHER INFORMATION
Item 4. Results of Votes of Security Holders
Item 6. Exhibits and Reports on Form 8-K
Signature Page

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME

Pentair, Inc.

	Quarter Ended

(Unaudited)	April 1	March 27
($ expressed in thousands except per share amounts)	2000	2000

Net sales	$712,278	$470,493

Operating costs:
Cost of goods sold	494,072	320,659
Selling, general and administrative	143,364	103,396
Restructuring charge	200	38,000

Total operating costs	637,636	462,055

Operating income	74,642	8,438

Interest expense — net	20,405	4,910

Income before income taxes	54,237	3,528

Provision for income taxes	20,338	1,288

Net income	$33,899	$2,240

Earnings per common share:

Basic	$0.70	$0.05

Diluted	$0.70	$0.05

Weighted average common shares
Outstanding	48,454	42,225
Outstanding assuming dilution	48,575	43,074

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Pentair, Inc.

	(Unaudited)
	April 1,	December 31,
(In thousands)	2000	1999

Assets

Current assets
Cash and cash equivalents	$43,966	$66,228
Accounts and notes receivable	674,504	587,211
Inventories	464,707	425,935
Deferred income taxes	53,817	55,984
Other current assets	19,538	15,120

Total current assets	1,256,532	1,150,478

Property, plant & equipment — net	387,570	403,807
Goodwill	1,170,846	1,187,525
Other assets	57,601	61,156

Total assets	$2,872,549	$2,802,966

Liabilities and Shareholders’ Equity

Current liabilities
Accounts and notes payable	$216,414	$262,844
Compensation and other benefits accruals	81,915	103,318
Income taxes	25,646	21,363
Accrued product claims and warranties	44,774	49,819
Accrued rebates	13,423	19,905
Accrued expenses and other liabilities	114,681	125,910
Current maturities of long-term debt	312,044	177,788

Total current liabilities	808,897	760,947

Long-term debt	858,790	857,296

Pensions and other retirement compensation	60,404	67,182

Postretirement medical and other benefits	45,985	44,043

Reserves — insurance subsidiary	19,867	22,885

Deferred income taxes	10,119	6,845

Other liabilities	49,631	50,563

Common stock — par value, $.16 2/3	8,081	8,053

Additional paid-in capital	461,358	456,516

Accumulated other comprehensive income	(20,963)	(15,599)

Retained earnings	570,380	544,235

Total shareholders’ equity	1,018,856	993,205

Total liabilities and shareholders’ equity	$2,872,549	$2,802,966

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Pentair, Inc.

	(Unaudited)	Year
	Quarter	Ended
	Ended	December
	April 1,	31,
(In thousands)	2000	1999

Preferred Stock
Beginning Balance	$0	$53,638
Conversions into common	0	(53,638)

Ending Balance	0	0

Common Stock — Par
Beginning Balance	$8,053	$6,417
Repurchase of common stock	0	(19)
Employee stock plans — net	28	58
Issuance of common stock	0	917
Conversions into common	0	680

Ending Balance	8,081	8,053

Additional Paid in Capital
Beginning Balance	$456,516	$184,145
Repurchase of common stock	0	(4,011)
Employee stock plans — net	4,842	9,861
Issuance of common stock	0	213,563
Conversions into common	0	52,958

Ending Balance	461,358	456,516

Foreign Currency Translation Adjustment
Beginning Balance	$(14,614)	$(1,587)
Current period change	(5,364)	(13,027)

Ending Balance	(19,978)	(14,614)

Minimum Liability Pension Adjustment
Beginning Balance	$(985)	$(2,375)
Current period change	0	1,390

Ending Balance	(985)	(985)

Retained Earnings
Beginning Balance	$544,235	$469,127
Net Income	33,899	103,309
Common Dividends	(7,754)	(28,201)

Ending Balance	570,380	544,235

TOTAL SHAREHOLDERS’ EQUITY	$1,018,856	$993,205

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pentair, Inc.

	Quarter Ended

	April 1,	March 27,
(Unaudited) (In thousands)	2000	1999

Operating activities
Net income	$33,899	$2,240

Adjustments to reconcile to cash flow:
Restructuring charge	200	38,000
Depreciation	18,575	14,188
Amortization	9,904	4,422
Deferred income taxes	5,009	930
Changes in assets and liabilities, net of effects of acquisitions/ dispositions
Accounts receivable	(91,515)	(24,853)
Inventories	(43,471)	(8,521)
Accounts payable	(44,294)	(27,963)
Compensation and benefits	(20,562)	(6,748)
Income taxes	4,624	(3,844)
Pensions and other retirement compensation	(5,587)	2,123
Reserves — insurance subsidiary	(2,764)	1,253
Other assets/liabilities — net	(17,429)	(15,405)

Cash used by operating activities	(153,411)	(24,178)

Investing activities
Capital expenditures	(11,242)	(7,427)
Payments for acquisition of businesses	(0)	(33)
Other	88	88

Cash used for investing activities	(11,154)	(7,372)

Financing activities
Borrowings	140,980	29,000
Debt payments	(700)	(3,694)
Employee stock plans and other	4,870	3,404
Repurchase of stock	0	(3,351)
Dividends paid	(7,754)	(6,840)

Cash provided by financing activities	137,396	18,519

Effects of currency exchange rate changes	4,907	12,051

Increase (decrease) in cash and cash equivalents	(22,262)	(980)

Cash and cash equivalents — beginning of period	66,228	32,039

— end of period	$43,966	$31,059

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pentair, Inc.

(Unaudited)

1.  Basis of Presentation

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

These statements should be read in conjunction with the financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

The results of operations for the quarter ended April 1, 2000 is not necessarily indicative of the operating results to be expected for the full year.

Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation.

2.  Earnings per common share

Basic earnings per common share is computed by dividing net income by the weighted average common shares outstanding during the period.

Diluted earnings per common share is computed by dividing net income by the weighted average common shares outstanding plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options and upon the assumed conversion of each series preferred stock.

The following table reflects the calculation of basic and diluted earnings per share.

	Quarter Ended

	April 1,	March 27,
(In thousands except per share amounts)	2000	1999

Earnings per share
Net Income	$33,899	$2,240

Weighted average shares outstanding	48,454	42,225

Basic Earnings per Common Share	$0.70	$0.05

Earnings per share — assuming dilution
Net Income	$33,899	$2,240

Weighted average shares outstanding	48,454	42,225
Dilutive impact of stock options outstanding	121	298
Assumed conversion of preferred stock	0	551

Weighted average shares and potentially dilutive shares outstanding	48,575	43,074

Diluted Earnings per Common Share	$0.70	$0.05

3.  Comprehensive Income

	Quarter Ended

	April 1,	March 27,
(in thousands)	2000	1999

Net Income	$33,899	$2,240

Other Comprehensive Income, net of tax:
Foreign Currency Translation Adjustments	(5,364)	(100)
Minimum Pension Liability Adjustment	0	0

Total Comprehensive Income	$28,535	$2,140

4.  Inventories

	April 1,	December 31,
(In thousands)	2000	1999

Finished goods	$278,524	$243,757
Work in process	76,120	64,629
Raw materials and supplies	110,063	117,549

Total	$464,707	$425,935

5.  Property Plant and Equipment

	April 1,	December 31,
(In thousands)	2000	1999

Land and land improvements	$18,909	$21,768
Buildings	167,278	170,245
Machinery and equipment	510,034	509,419
Construction in progress	46,104	39,025
Accumulated depreciation	(354,755)	(336,650)

Net Property Plant and Equipment	$387,570	$403,807

6.  Long-term debt is summarized as follows:

	April 1,	December 31,
(in thousands)	2000	1999

Revolving credit facilities	$725,626	$590,612
Private placement debt	176,476	174,694
Senior Notes	250,000	250,000
Other	18,732	19,778

Total	1,170,834	1,035,084
Current maturities	312,044	177,788

Total long-term debt	$858,790	$857,296

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $262 million of the April 1, 2000 retained earnings were unrestricted for such purposes.

7.  Capital Stock

— authorized	250,000,000
— common outstanding	48,485,029

Of the 250 million authorized shares, up to 15 million shares may be designated by the Board of Directors as preferred shares. There were no designated preferred shares at April 1, 2000.

On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. As of April 1, 2000, the Company had repurchased no shares under the current annual authorization.

8.  Supplemental Statement of Cash Flows Information

The following is supplemental information relating to the Statement of Cash Flows ($ in thousands):

	Quarter Ended

	April 1,	March 27,
	2000	1999

Interest paid	$15,376	$3,134
Income tax payments	10,124	5,561

9.  Restructuring Charge

In 1999, the Company recorded an initial restructuring charge of $38.0 million ($24.1 million after-tax) and in the first quarter of 2000 recorded a further net restructuring charge of $0.2 million ($0.1 million after-tax). The status and progress of the projects implemented in 1999 were re-evaluated in the first quarter and a reduction for a change in the original estimate of $6.3 million was recorded. Three new related projects were determined as restructuring items and a $6.5 million additional charge was recorded.

As shown below, $28.1 million has been spent or charged through April 1, 2000. The remaining balance of $10.1 million is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprised consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company’s three business segments. The restructuring plan did not contemplate the Company exiting any of its current lines of business; the projects involved were designed to make the Company’s existing businesses more efficient.

The additional net charge in 2000 is attributable to a delay in a plant closing in the PTE segment as a result of a fire in a Taiwanese factory providing sourced products, the closure of a North American facility and the write-off of goodwill at the Transrack subsidiary in France, both in the EEE segment. The write-off of goodwill was related to the restructuring of our European enclosure operations. Upon analysis of future undiscounted cash flows of the Transrack business, it was determined that the cash flows were not adequate to ensure recoverability of a portion of the goodwill amount recorded. The goodwill write-off was $3.0 million (20 million French francs).

The components of the restructuring charge and related reserve balances remaining at April 1, 2000 were (in millions):

	Personnel	Asset	Exit
	Costs	Disposals	Costs	Total

1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0

1999 Spending:
Cash spending	(9.4)	(0.1)	(0.1)	(9.6)
Non-cash spending	(0.0)	(2.9)	(0.3)	(3.2)
Change in Estimate	(9.3)	3.7	(0.7)	(6.3)
2000 Restructuring Charge	1.3	3.9	1.3	6.5

2000 Spending:
Cash spending	(3.6)	(0.4)	(0.5)	(4.5)
Non-cash spending	(0.0)	(10.7)	(0.1)	(10.8)

Remaining Reserve	$6.5	$0.5	$3.1	$10.1

“Personnel Costs” consist of severance, medical plan continuation, pension cash-outs, and outplacement per business unit policies for employees terminated. As of April 1, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods).

“Asset Disposals” consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. The closure of the North American facility in the EEE segment does not entail significant asset disposals, since the facility was leased until the end of 2000. Asset disposals do include, however, the write-off of goodwill at Transrack.

“Exit Costs” consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings.

“Personnel Costs” and “Exit Costs” are primarily cash costs and the “Asset Disposals” are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $8 million in 2000 and $0.5 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

Restructuring benefits (largely personnel cost savings) were realized of approximately $2 million and $6 million in the first quarter of 2000 and full year 1999, respectively. Anticipated benefits are projected to be $12 million in 2000 and $15 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 200 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will total approximately $6 million, of which $5.5 million was incurred in 1999 and the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

10.  Accounting Developments

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The FASB subsequently issued FAS No. 137 delaying the effective date for one year, to fiscal years beginning after June 15, 2000. The Company will adopt this standard no later than January 1, 2001. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

ITEM 2 —

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

Pentair has chosen to focus these skills on its three core markets of Professional Tools and Equipment (PTE), Water and Fluid Technologies (WFT), and Electrical and Electronic Enclosures (EEE). Selected financial information for business segments (taking restructuring charge into account for operating income) for the fiscal quarters ended April 1, 2000 and March 27, 1999 follows:

Segment Information ($000s):

	PTE	WFT	EEE	Other	Total

2000
Net sales from external customers	$283,502	$251,390	$177,386	$0	$712,278
Intersegment net sales	1,504	774	0	(2,278)	0

Segment profit (loss):
Operating Income *	20,450	35,305	24,506	(5,619)	74,642
Segment assets	1,130,194	1,061,842	551,945	128,568	2,872,549

1999
Net sales from external customers	$199,531	$127,609	$143,353	$0	$470,493
Intersegment net sales	1,014	898	0	(1,912)	0

Segment profit (loss):
Operating income **	5,437	12,012	(4,350)	(4,661)	8,438
Segment assets	484,106	508,090	509,762	85,661	1,587,619

Other = Corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, intercompany eliminations and all cash and cash equivalents

*	Including net restructuring charge of $0.2 million taken in 2000. Before restructuring charge, operating income for the segments and for Pentair as a whole were: PTE — $22,779; WFT — $34,473; EEE — $23,209; and Pentair total — $74,842. Operating margins before the restructuring charge were: PTE — 8.0%; WFT — 13.7%; EEE — 13.1%; and Pentair total — 10.5%.

**	Including net restructuring charge of $38.0 million taken in 1999. Before restructuring charge, operating income for the segments and for Pentair as a whole were: PTE — $22,219; WFT — $16,487; EEE — $12,393; and Pentair total — $46,438. Operating margins before the restructuring charge were: PTE — 11.1%; WFT — 12.8%; EEE — 8.6%; and Pentair total — 9.9%.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

Quarter Ended April 1, 2000 Compared to Quarter Ended March 27, 1999

Consolidated net sales increased to $712.3 million for the first quarter of 2000, representing a 51.4% increase over the corresponding period sales in 1999. Acquisitions accounted for the majority of this increase. Increases in organic sales (that is, before the impact of business units acquired less than one year) were significant in the WFT and EEE segments.

Operating income in the first quarter of 2000, after taking restructuring charges into account ($.2 million), was $74.6 million, an increase of $66.2 million from the corresponding 1999 period that included a $38.0 million restructuring charge. Operating income before restructuring charges was $74.8 million for the first quarter of 2000, up 61.2% over the corresponding 1999 period. As a percent of sales, pre-charge operating income improved from 9.9% in the first quarter of 1999 to 10.5% in the comparable period of 2000.

Acquisitions later in 1999 and strong performance in 2000 in the WFT and EEE segments accounted for the pre-charge increase in operating income.

Gross profit margins decreased in the first quarter of 2000 to 30.6% versus 31.8% for the same period a year ago. This is primarily due to the late 1999 acquisitions which currently have higher costs of goods sold and lower SG&A costs than the average for other Pentair businesses. Excluding acquisitions, gross margins improved by 170 basis points year-over-year. Selling, general and administrative expense (SG&A) as a percent of sales was 20.1% in the first quarter of 2000 as compared to 22.0% in the comparable 1999 period. Product development expense increased 65% in the first quarter of 2000 over the prior year period.

Net income for the first quarter of 2000 after the restructuring charge ($.1 million after-tax) increased to $33.9 million from $2.2 million after the 1999 restructuring charge ($24.1 million after-tax). Before restructuring charges in the two quarters are taken into account, net income in 2000 was $34.0 million, up 29.0% over the same period in 1999. Due to substantially higher indebtedness outstanding during the first quarter of 2000, attributable primarily to the three 1999 acquisitions, interest expense for the quarter increased from $4.9 million to $20.4 million. Exchange rates, especially between the US dollar and the Euro and pound sterling, adversely impacted both sales ($8 million) and operating income ($0.5 million) primarily at European operations.

Diluted earnings per share for 2000 year-to-date after the restructuring charge increased from $0.05 to $0.70; diluted earnings per share before taking restructuring charges into account increased 14.8% over the comparable period ($0.61) in 1999. Weighted average common shares outstanding, assuming dilution, were 48.575 million for the first quarter of 2000 compared to 43.074 million for the year-earlier quarter. The increase is attributable to the public offering of 5.5 million common shares completed in late 1999.

Pentair’s tax rate for the first quarter of 2000 was 37.5% compared to 36.5% for the same period in 1999, principally due to nondeductible goodwill amortization related to the 1999 acquisitions.

SEGMENT INFORMATION

PROFESSIONAL TOOLS and EQUIPMENT SEGMENT

Net sales for the PTE segment increased 42.1% year-over-year in the first quarter from $200.5 million in 1999 to $285.0 million in 2000, attributable to the acquisition of DeVilbiss Air Power Company in the third quarter of 1999. Organic sales were down slightly for the tools and service equipment segment, largely attributable to the start-up problems of the new distribution center for the tools business, historically Pentair’s fast growing business, and product sourcing difficulties and some operating inefficiencies in the equipment business related to the consolidation of their operations. Net sales of the acquired business units were somewhat off expectations, as well, since an anticipated decline in generator sales after Y2K was worsened by higher than normal distributor and retailer inventories that affected orders and shipments in the first quarter.

Operating income after the restructuring charge increased from $5.4 million in 1999 to $20.5 million in 2000. Before taking restructuring charges into account ($16.8 million in 1999 and $2.3 million in 2000), operating income increased from $22.2 million to $22.8 million, or 2.5% year over year. The small operating income gain was largely attributable to lower than anticipated sales as a result of the operational difficulties discussed above, as well as one-time expenses incurred by business units in connection with consolidations of operations in Jackson, Tennessee and in Bloomington, Minnesota.

WATER and FLUID TECHNOLOGIES SEGMENT

Net sales for the WFT segment increased 96.2% year over year in the first quarter from $128.5 million in 1999 to $252.2 million in 2000. This increase is due to double-digit organic growth and the acquisition of the pressure vessel and pool equipment businesses in August 1999. Globally, growth of segment sales accelerated, up over 30%, due to stronger European and Asian markets and expanded product offerings outside North America.

Operating income after the impact of the restructuring charge in 1999 ($4.5 million charge) and 2000 (an addback of $0.8 million) increased from $12.0 million to $35.3 million in the current quarter. Before taking restructuring charges into account, operating income increased 109.1% from $16.5 million to $34.5 million, as the segment’s return on sales increased 90 basis points (190 basis points on an organic basis), as operating improvements continue in all of the segment’s businesses.

ELECTRICAL and ELECTRONIC ENCLOSURES SEGMENT

Quarterly net sales for the EEE segment increased 23.7% from $143.4 million in 1999 to $177.4 million in 2000. This increase was largely attributable to organic growth in the high teens and the acquisition of a custom enclosure business in April 1999. Enclosure sales and orders increased strongly in both electronic and electrical sectors, as well as in both North America and Europe, despite European operations being somewhat adversely affected by foreign exchange movements.

Operating income for the segment improved dramatically in the first quarter compared to the year-earlier period, to $24.5 million in 2000 from a loss of $4.3 million in 1999, both after restructuring charges. Before taking restructuring charges into account ($16.7 million charge in 1999 and an addback of $1.3 million in 2000), operating income increased 87.3% from $12.4 million to $23.2 million. The segment’s pre-charge return on sales jumped 450 basis points year-over-year in the first quarter, as the results of restructuring and other operating improvement projects fully kicked in.

RESTRUCTURING CHARGE

In 1999, the Company recorded an initial restructuring charge of $38.0 million ($24.1 million after-tax) and in the first quarter of 2000 recorded a further net restructuring charge of $0.2 million ($0.1 million after-tax). The status and progress of the projects implemented in 1999 were re-evaluated in the first quarter and a reduction for a change in the original estimate of $6.3 million was recorded. Three new related projects were determined as restructuring items and a $6.5 million additional charge was recorded.

As shown below, $28.1 million has been spent or charged through April 1, 2000. The remaining balance of $10.1 million is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprised consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in each of the Company’s three business segments. The restructuring plan did not contemplate the Company exiting any of its current lines of business; the projects involved were designed to make the Company’s existing businesses more efficient.

The additional net charge in 2000 is attributable to a delay in a plant closing in the PTE segment as a result of a fire in a Taiwanese factory providing sourced products, the closure of a North American facility and the write-off of goodwill at the Transrack subsidiary in France, both in the EEE segment. The write-off of goodwill was related to the restructuring of our European enclosure operations. Upon analysis of future undiscounted cash flows of the Transrack business, it was determined that the cash flows were not adequate to ensure recoverability of a portion of the goodwill amount recorded. The goodwill write-off was $3.0 million (20 million French francs).

The components of the restructuring charge and related reserve balances remaining at April 1, 2000 were (in millions):

	Personnel	Asset	Exit
	Costs	Disposals	Costs	Total

1999 Restructuring Charge	$27.5	$7.0	$3.5	$38.0

1999 Spending:
Cash spending	(9.4)	(0.1)	(0.1)	(9.6)
Non-cash spending	(0.0)	(2.9)	(0.3)	(3.2)
Change in Estimate	(9.3)	3.7	(0.7)	(6.3)
2000 Restructuring Charge	1.3	3.9	1.3	6.5

2000 Spending:
Cash spending	(3.6)	(0.4)	(0.5)	(4.5)
Non-cash spending	(0.0)	(10.7)	(0.1)	(10.8)

Remaining Reserve	$6.5	$0.5	$3.1	$10.1

“Personnel Costs” consist of severance, medical plan continuation, pension cash-outs, and outplacement per business unit policies for employees terminated. As of April 1, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods).

“Asset Disposals” consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by mid-2000. All of these assets are currently classified as property, plant and equipment. The closure of the North American facility in the EEE segment does not entail significant asset disposals, since the facility was leased until the end of 2000. Asset disposals do include, however, the write-off of goodwill at Transrack.

“Exit Costs” consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings.

“Personnel Costs” and “Exit Costs” are primarily cash costs and the “Asset Disposals” are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $8 million in 2000 and $0.5 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

Restructuring benefits (largely personnel cost savings) were realized of approximately $2 million and $6 million in the first quarter of 2000 and full year 1999, respectively. Anticipated benefits are projected to be $12 million in 2000 and $15 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 200 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will total approximately $6 million, of which $5.5 million was incurred in 1999 and the first quarter of 2000. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a total debt to capital ratio around 40% as appropriate for its financing needs and business plans, although Pentair will exceed this target ratio from time-to-time as needed for operational purposes and/or acquisitions. The Company’s total debt to capital ratio is 53.5% at the end of the first quarter of 2000, compared to 51.0% as of the end of 1999. The Company’s total debt to capital ratio was 33.9% at the end of the first quarter of 1999. The increase is due to acquisitions made later in

1999. The Company’s available capital resources are deemed adequate for its anticipated uses for the remainder of 2000.

The Company has targeted reduction in indebtedness as a key objective in 2000, in order to increase its financial flexibility and to reduce its interest expense. This reduction in indebtedness is to be achieved by significantly increasing the amount of its free cash flow in the second quarter and throughout the year. The Company has adopted a goal in 2000 of reaching free cash flow of 5% of net sales and a reduction in working capital from the first quarter of at least $100 million.

Of the total indebtedness of the Company at the end of the first quarter of 2000, more than 86% (approximately $885 million, including $26.2 million in current maturities) is long-term and has an average life to maturity of 6 years. This long-term indebtedness has interest rates varying from 4.0% to 9.0%, with an average interest rate of 7.22%. The Company believes that currently outstanding long-term indebtedness is and will continue to be adequate for its financing needs for the foreseeable future. The Company also believes that it will be able to obtain additional long-term indebtedness as its needs may increase or its current indebtedness matures.

Short-term indebtedness stands at $285.8 million as of April 1, 2000, with interest rates that range from 6.27% to 6.575%, with an average interest rate of 6.4%. The Company believes that it will generate substantial cash flow from operations during 2000 which will be used in large part to reduce current indebtedness. The Company has no reason to believe that it would not be able to renew its current short-term credit agreements, at the time of their expiration in August 2000. In addition, the Company has instituted a commercial paper program in January 2000 for the issuance of short-term notes at what it believes are favorable interest rates.

The Company expects capital spending in 2000 to be in the $85-90 million range and will relate to
e-business initiatives, computer hardware and software, manufacturing cost reduction projects, new product development and reconfiguration of manufacturing facilities.

During the first quarter of 2000, cash flow was negative, as seasonal factors, including customary dating programs at the newly acquired pool equipment business, along with temporary operational problems at the Company’s new distribution center in Jackson, Tennessee and resulting late flow of shipments, combined to increase working capital and reduce receipts. The resulting net outflow of approximately $165 million is expected to be substantially reduced in the second quarter, as a result in part of customer payments for seasonal purchases in the PTE and WFT segments and better balance in shipment flow out of the new distribution center. More importantly, the Company launched in the first quarter initiatives to significantly cut its investment in working capital with reductions in inventory and receivables.

The Company declared its anticipated 2000 quarterly dividend of $.16 per share or an indicated annual rate of $.64 per share.

OUTLOOK

Pentair is focused on three core markets. This diversification enables the Company to consistently improve results despite difficult markets in one or another segment. Continuing demand for power tools and service equipment, ever-rising needs for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair’s chosen businesses excellent prospects for strong long-term performance. The Company’s basic operating strategies — ongoing cost containment, new product development, multi-channel distribution, and the pursuit of value-added acquisitions — drive the businesses in both growing and softer economies. Pentair is continuing its corporate-wide process redesign and cost savings programs initiated in 1998 and expects to continue the trend of improved margins.

Pentair consolidated a number of its operations into larger, more effective units which are better positioned to compete in their respective markets. In the PTE segment, Porter-Cable and Delta completed the consolidation of their operations in the first quarter of 2000, following an earlier combination of their sales organizations. Also scheduled for completion in 2000 is the consolidation of two service equipment operations (Century and Lincoln Automotive), including the closing of one manufacturing facility.

Acquisitions in 1999 have increased the opportunities in the WFT businesses. Pentair closed one of the acquired facilities and relocated its manufacturing operations; over the next few quarters, Pentair intends to continue reorganization and consolidation of units in order to improve manufacturing efficiencies and financial performance. Pentair continues to review strategic alternatives for this segment’s Lincoln Industrial lubrication equipment business, which has increased its margins and operating income over the past several quarters and is performing very well at current sales volumes.

In addition, the Company’s EEE segment combined five separate North American facilities into one business unit, Pentair Electronic Packaging, in order to focus on the high-growth custom and modified enclosure market for datacom and telecom products. In the first quarter the closure of a small operation in California was announced, undertaken in order to reduce costs and focus on more productive facilities.

The Company continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past five years. Of the fifteen acquisitions made since 1994, most were smaller businesses or product lines, which fit with existing operations, offering new products or expanded geographic scope. In addition, three transactions in the last three years were stand-alone acquisitions of large established businesses. Pentair intends to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets that have the capability to significantly expand its current segments, or in appropriate cases, that establish an additional business segment.

NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

It should be noted that certain statements herein which are not historical facts, including without limitation those regarding 1) the timeliness of product introductions and deliveries; 2) expectations regarding market growth and developments; 3) expectations for growth and profitability; 4) implementation of plans; 5) anticipated savings; 6) results achieved from acquisitions; and 7) statements preceded by “believe”, “anticipate”, “expect”, “estimate”, “will” or similar expressions are forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ from the results currently expected by the Company.

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

The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other filings with the Securities and Exchange Commission from time to time, especially the Company’s report on Form 10-K for the year ended December 31, 1999, that advise interested parties of risks and uncertainties that may affect the Company’s financial condition and results of operations.

PART II — OTHER INFORMATION

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Pentair, Inc. was held on April 26, 2000, for the purpose of electing certain members to the board of directors and approving the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934.

PROPOSAL 1

All of management’s nominees for directors as listed in the proxy statement were elected with the following votes.

	Shares	Shares	Broker
	Voted For	Withheld	Non-Votes

William J. Cadogan	32,771,163	9,345,394	0
Charles A. Haggerty	41,594,607	521,950	0
Randall J. Hogan	41,581,532	535,025	0

PROPOSAL 2

The appointment of Deloitte & Touche LLP as independent auditors of the Company for 2000 was ratified with the following vote.

	Shares
Shares	Voted	Shares	Broker
Voted For	Against	Abstaining	Non-Votes

41,821,453	182,638	112,466	0

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

Exhibit
Number	Description

27	Financial Data Schedule

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

/s/ DAVID D. HARRISON

David D. Harrison
Executive Vice President and
Chief Financial Officer

May 12, 2000