Form 10-Q
period 2000-07-01
PENTAIR INC
filed 2000-08-14
CIK 77360

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NO. 001-11625

                                 PENTAIR, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Minnesota                                 41-0907434
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                    (IRS Employer
    Incorporation or organization)                 Identification No.)
   90 South 7th Street, 36th Floor
        Minneapolis, Minnesota                            55402
--------------------------------------    --------------------------------------
   (Address of principal executive                      (Zip Code)
               offices)

                                 (612) 338-5100
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No ____

The number of shares outstanding of Registrant's only class of common stock on July 1, 2000 was 48,529,635.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PENTAIR, INC. AND SUBSIDIARIES
                                   FORM 10-Q

                               TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
Consolidated Statements of Income
Consolidated Balance Sheets
Consolidated Statements of Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Management's Discussion and Analysis of Financial Condition
  and Results of Operations
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signature Page

PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
Pentair, Inc.

                                                          SIX MONTHS ENDED          QUARTER ENDED
                                                       ----------------------    --------------------
                    (UNAUDITED)                         JULY 1,      JUNE 26,    JULY 1,     JUNE 26,
($ EXPRESSED IN THOUSANDS EXCEPT PER SHARE AMOUNTS)       2000         1999        2000        1999
---------------------------------------------------    ----------    --------    --------    --------
NET SALES                                              $1,488,891    $977,718    $776,613    $507,224
OPERATING COSTS:
  Cost of goods sold                                    1,043,778     667,874     549,706     347,215
  Selling, general and administrative                     273,689     199,678     140,321     102,322
Research and development                                   18,865      12,102       8,869       6,062
Restructuring charge                                          200      38,000           0           0
                                                       ----------    --------    --------    --------
       Total operating costs                            1,336,532     917,654     698,896     455,599
OPERATING INCOME                                          152,359      60,064      77,717      51,625
INTEREST EXPENSE -- NET                                    40,410      11,994      20,005       7,082
                                                       ----------    --------    --------    --------
INCOME BEFORE INCOME TAXES                                111,949      48,070      57,712      44,543
PROVISION FOR INCOME TAXES                                 41,420      17,545      21,082      16,258
                                                       ----------    --------    --------    --------
NET INCOME                                             $   70,529    $ 30,525    $ 36,630    $ 28,285
                                                       ==========    ========    ========    ========
EARNINGS PER COMMON SHARE:
BASIC                                                  $     1.45    $   0.72    $   0.75    $   0.67
DILUTED                                                $     1.45    $   0.71    $   0.75    $   0.66
WEIGHTED AVERAGE COMMON SHARES
  Outstanding                                              48,485      42,433      48,517      42,642
  Outstanding assuming dilution                            48,658      43,056      48,742      43,038

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

Pentair, Inc.

                                                                (UNAUDITED)
                                                                  JULY 1,      DECEMBER 31,
                       (IN THOUSANDS)                              2000            1999
------------------------------------------------------------    -----------    ------------
ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                     $   56,126      $   66,228
  Accounts and notes receivable                                    617,050         587,211
  Inventories                                                      484,498         425,935
  Deferred income taxes                                             53,326          55,984
  Other current assets                                              25,271          15,120
                                                                ----------      ----------
       TOTAL CURRENT ASSETS                                      1,236,271       1,150,478
  PROPERTY, PLANT & EQUIPMENT -- NET                               385,589         403,807
  Goodwill                                                       1,158,510       1,187,525
  Other assets                                                      67,522          61,156
                                                                ----------      ----------
TOTAL ASSETS                                                    $2,847,892      $2,802,966
                                                                ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts and notes payable                                    $  281,604      $  262,844
  Compensation and other benefits accruals                          89,799         103,318
  Income taxes                                                      40,000          21,363
  Accrued product claims and warranties                             48,031          49,819
  Accrued rebates                                                   19,606          19,905
  Accrued expenses and other liabilities                            78,771         125,910
  Current maturities of long-term debt                             217,310         177,788
                                                                ----------      ----------
       TOTAL CURRENT LIABILITIES                                   775,121         760,947
  LONG-TERM DEBT                                                   839,131         857,296
  PENSIONS AND OTHER RETIREMENT COMPENSATION                        58,541          67,182
  POSTRETIREMENT MEDICAL AND OTHER BENEFITS                         45,869          44,043
  RESERVES -- INSURANCE SUBSIDIARY                                  16,978          22,885
  DEFERRED INCOME TAXES                                              9,138           6,845
  OTHER LIABILITIES                                                 59,129          50,563
  COMMON STOCK -- par value, $.16 2/3                                8,089           8,053
  ADDITIONAL PAID-IN CAPITAL                                       462,452         456,516
  ACCUMULATED OTHER COMPREHENSIVE INCOME                           (25,803)        (15,599)
  RETAINED EARNINGS                                                599,247         544,235
                                                                ----------      ----------
       TOTAL SHAREHOLDERS' EQUITY                                1,043,985         993,205
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $2,847,892      $2,802,966
                                                                ==========      ==========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Pentair, Inc.

                                                                (UNAUDITED)
                                                                SIX MONTHS         YEAR
                                                                   ENDED          ENDED
                                                                  JULY 1,      DECEMBER 31,
                       (IN THOUSANDS)                              2000            1999
------------------------------------------------------------    -----------    ------------
PREFERRED STOCK
  Beginning Balance                                             $        0       $ 53,638
  Conversions into common                                                0        (53,638)
                                                                ----------       --------
  Ending Balance                                                         0              0
COMMON STOCK -- PAR
  Beginning Balance                                             $    8,053       $  6,417
  Repurchase of common stock                                             0            (19)
  Employee stock plans -- net                                           36             58
  Issuance of common stock                                               0            917
  Conversions into common                                                0            680
                                                                ----------       --------
  Ending Balance                                                     8,089          8,053
ADDITIONAL PAID IN CAPITAL
  Beginning Balance                                             $  456,516       $184,145
  Repurchase of common stock                                             0         (4,011)
  Employee stock plans -- net                                        5,936          9,861
  Issuance of common stock                                               0        213,563
  Conversions into common                                                0         52,958
                                                                ----------       --------
  Ending Balance                                                   462,452        456,516
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Beginning Balance                                             $  (14,614)      $ (1,587)
  Current period change                                            (10,204)       (13,027)
                                                                ----------       --------
  Ending Balance                                                   (24,818)       (14,614)
MINIMUM LIABILITY PENSION ADJUSTMENT
  Beginning Balance                                             $     (985)      $ (2,375)
  Current period change                                                  0          1,390
                                                                ----------       --------
  Ending Balance                                                      (985)          (985)
RETAINED EARNINGS
  Beginning Balance                                             $  544,235       $469,127
  Net Income                                                        70,529        103,309
  Common Dividends                                                 (15,517)       (28,201)
                                                                ----------       --------
  Ending Balance                                                   599,247        544,235
TOTAL SHAREHOLDERS' EQUITY                                      $1,043,985       $993,205
                                                                ==========       ========

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Pentair, Inc.

                                                                  SIX MONTHS ENDED
                                                                --------------------
                                                                JULY 1,     JUNE 26,
                 (UNAUDITED) (IN THOUSANDS)                       2000        1999
------------------------------------------------------------    --------    --------
OPERATING ACTIVITIES
  Net income                                                    $ 70,529    $ 30,525
  Adjustments to reconcile to cash flow:
     Restructuring charge                                            200      38,000
     Depreciation                                                 35,341      28,235
     Amortization                                                 19,325       9,323
     Deferred income taxes                                         5,370       2,657
  Changes in assets and liabilities, net of effects of
     acquisitions/disposition
     Accounts receivable                                         (36,229)    (30,967)
     Inventories                                                 (64,534)    (10,033)
     Accounts payable                                             22,251     (26,179)
     Compensation and benefits                                   (12,382)        385
     Income taxes                                                 19,150     (13,499)
     Pensions and other retirement compensation                   (7,024)       (393)
     Reserves -- insurance subsidiary current and long-term       (1,907)     (2,311)
     Other assets/liabilities -- net                             (52,913)    (15,627)
                                                                --------    --------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                  (2,823)     10,116
INVESTING ACTIVITIES
  Capital expenditures                                           (29,486)    (18,982)
  Payments for acquisition of businesses                               0     (61,970)
  Other                                                               88          88
                                                                --------    --------
CASH USED FOR INVESTING ACTIVITIES                               (29,398)    (80,864)
                                                                --------    --------
FINANCING ACTIVITIES
  Borrowings                                                      31,301     116,555
  Debt payments                                                   (4,063)    (38,483)
  Employee stock plans and other                                   5,972       4,101
  Repurchase of stock                                                  0      (4,030)
  Dividends paid                                                 (15,517)    (13,660)
                                                                --------    --------
CASH PROVIDED BY FINANCING ACTIVITIES                             17,693      64,483
EFFECTS OF CURRENCY EXCHANGE RATE CHANGES                          4,426      15,859
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (10,102)      9,594
CASH AND CASH EQUIVALENTS
  -- BEGINNING OF PERIOD                                          66,228      32,039
                                                                --------    --------
  -- END OF PERIOD                                              $ 56,126    $ 41,633
                                                                ========    ========

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

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, previously filed with the Securities and Exchange Commission.

The results of operations for the six months ended July 1, 2000 is not necessarily indicative of the operating results to be expected for the full year.

Income tax provisions for interim periods are based on the current best estimate of the effective annual federal, state and foreign income tax rates.

Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

In June, 2000, Pentair, Inc. (the Company) reorganized its management reporting structure into four segments in place of the three segments it had used since the fourth quarter of 1997. The Company has recently filed a Form 8-K consisting of restated annual segment financial information and descriptions of the segments.

Pentair has chosen to focus its management skills on four segment markets consisting of Pentair Tools, Pentair Equipment, Pentair Water Technologies and Pentair Enclosures. Selected financial information for business segments (taking restructuring charge into account for operating income) for the six months ended July 1, 2000 and June 26, 1999 is included in the Management's Discussion and Analysis section.

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

                                                             SIX MONTHS ENDED
                                                          ----------------------
                                                          JULY 1,       JUNE 26,
       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)             2000           1999
------------------------------------------------------    -------       --------
EARNINGS PER SHARE
Net Income                                                $70,529       $30,525
                                                          =======       =======
Weighted average shares outstanding                        48,485        42,433
                                                          =======       =======
Basic Earnings per Common Share                           $  1.45       $  0.72
                                                          =======       =======
EARNINGS PER SHARE -- ASSUMING DILUTION
Net Income                                                $70,529       $30,525
                                                          =======       =======
Weighted average shares outstanding                        48,485        42,433
Dilutive impact of stock options outstanding                  173           348
Assumed conversion of preferred stock                           0           275
                                                          -------       -------
Weighted average shares and potentially dilutive
  shares outstanding                                       48,658        43,056
                                                          =======       =======
Diluted Earnings per Common Share                         $  1.45       $  0.71
                                                          =======       =======

3. COMPREHENSIVE INCOME

                                                            SIX MONTHS ENDED
                                                         -----------------------
                                                         JULY 1,        JUNE 26,
                   (IN THOUSANDS)                          2000           1999
-----------------------------------------------------    --------       --------
Net Income                                               $ 70,529       $30,525
Other Comprehensive Income, net of tax:
  Foreign Currency Translation Adjustments                (10,204)       (1,367)
  Minimum Pension Liability Adjustment                          0             0
                                                         --------       -------
       Total Comprehensive Income                        $ 60,325       $29,158
                                                         ========       =======

                                                              QUARTER ENDED
                                                         -----------------------
                                                         JULY 1,        JUNE 26,
                                                           2000           1999
                                                         --------       --------
Net Income                                               $36,630        $28,285
Other Comprehensive Income, net of tax:
  Foreign Currency Translation Adjustments                (4,840)        (1,267)
  Minimum Pension Liability Adjustment                         0              0
                                                         -------        -------
       Total Comprehensive Income                        $31,790        $27,018
                                                         =======        =======

4. INVENTORIES

                                                         JULY 1,     DECEMBER 31,
                   (IN THOUSANDS)                          2000          1999
-----------------------------------------------------    --------    ------------
Finished goods                                           $302,413      $243,757
Work in process                                            50,684        64,629
Raw materials and supplies                                131,401       117,549
                                                         --------      --------
     Total                                               $484,498      $425,935
                                                         ========      ========

5. PROPERTY PLANT AND EQUIPMENT

                                                         JULY 1,     DECEMBER 31,
                   (IN THOUSANDS)                         2000           1999
----------------------------------------------------    ---------    ------------
Land and land improvements                              $  18,810     $  21,768
Buildings                                                 168,221       170,245
Machinery and equipment                                   500,695       509,419
Construction in progress                                   50,827        39,025
Accumulated depreciation                                 (352,964)     (336,650)
                                                        ---------     ---------
Net Property Plant and Equipment                        $ 385,589     $ 403,807
                                                        =========     =========

6. LONG-TERM DEBT

                                                         JULY 1,      DECEMBER 31,
                   (IN THOUSANDS)                          2000           1999
----------------------------------------------------    ----------    ------------
Revolving credit facilities                             $  637,243     $  590,612
Private placement debt                                     151,128        174,694
Senior Notes                                               250,000        250,000
Other                                                       18,070         19,778
                                                        ----------     ----------
     Total                                               1,056,441      1,035,084
Current maturities                                         217,310        177,788
                                                        ----------     ----------
     Total long-term debt                               $  839,131     $  857,296
                                                        ==========     ==========

Debt agreements contain various restrictive covenants, including a limitation on the payment of dividends and certain other restricted payments. Under the most restrictive covenants, $315 million of the July 1, 2000 retained earnings were unrestricted for such purposes.

7. CAPITAL STOCK

-- authorized                      250,000,000
-- common Outstanding               48,529,635

Of the 250 million authorized shares, up to 15 million shares may be designated by the Board of Directors as preferred shares. There were no designated preferred shares at July 1, 2000.

On December 14, 1998, the Company announced that the Pentair board had authorized the Company to repurchase on an annual basis up to 400,000 shares of Pentair common stock. Any purchases would be made periodically in the open market, by block purchases or private transactions. The share repurchase is intended to offset the dilution caused by stock issuances under employee stock compensation plans. As of July 1, 2000, the Company had repurchased no shares under the current annual authorization.

8. SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

The following is supplemental information relating to the Statement of Cash
Flows:

                                                             SIX MONTHS ENDED
                                                          -----------------------
                                                          JULY 1,        JUNE 26,
                   ($ IN THOUSANDS)                         2000           1999
------------------------------------------------------    --------       --------
Interest paid                                             $48,989        $13,699
Income tax payments                                        30,291         27,747

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

As shown below, $30.5 million has been spent or charged through July 1, 2000. The remaining balance of $7.7 million is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprised consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in three of the Company's business segments. The restructuring plan did not contemplate the Company exiting any of its current lines of business; the projects involved were designed to make the Company's existing businesses more efficient.

The additional net charge in 2000 is attributable to a delay in a plant closing in the Equipment segment as a result of a fire in a Taiwanese factory providing sourced products, the closure of a North American facility and the write-off of goodwill at the Transrack subsidiary in France, both in the Enclosure segment. The write-off of goodwill was related to the restructuring of our European enclosure operations. Upon analysis of future undiscounted cash flows of the Transrack business, it was determined that the cash flows were not adequate to ensure recoverability of a portion of the goodwill amount recorded. The goodwill write-off was $3.0 million (20 million French francs).

The components of the restructuring charge and related reserve balances remaining at July 1, 2000 were:

                                             PERSONNEL      ASSET      EXIT
              (IN MILLIONS)                    COSTS      DISPOSALS    COSTS    TOTAL
-----------------------------------------    ---------    ---------    -----    ------
1999 Restructuring Charge                      $27.5       $  7.0      $3.5     $ 38.0
1999 Spending:
  Cash spending                                 (9.4)        (0.1)     (0.1)      (9.6)
  Non-cash spending                             (0.0)        (2.9)     (0.3)      (3.2)
Change in Estimate                              (9.3)         3.7      (0.7)      (6.3)
2000 Restructuring Charge                        1.3          3.9       1.3        6.5
2000 Spending:
  Cash spending                                 (4.9)        (0.0)     (1.6)      (6.5)
  Non-cash spending                             (0.0)       (10.7)     (0.5)     (11.2)
                                               -----       ------      -----    ------
Remaining Reserve                              $ 5.2       $  0.9      $1.6     $  7.7
                                               =====       ======      =====    ======

"Personnel Costs" consist of severance, medical plan continuation, pension cash-outs, and outplacement per business unit policies for employees terminated. As of July 1, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods). The remaining 250 employees affected by the restructuring are expected to be terminated during the third quarter of 2000 with the final shutdown of the Jonesboro manufacturing operation.

"Asset Disposals" consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by the third quarter of 2000. All of these assets are currently classified as property, plant and equipment. The closure of the North American facility in the Enclosure segment does not entail significant asset disposals, since the facility was leased until the end of 2000. Asset disposals do include, however, the write-off of goodwill at Transrack.

"Exit Costs" consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings.

"Personnel Costs" and "Exit Costs" are primarily cash costs and the "Asset Disposals" are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $7.5 million remaining in 2000 and $0.2 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

Restructuring benefits (largely personnel cost savings) were realized of approximately $5.9 million and $6 million in the first six months of 2000 and full year 1999, respectively. Anticipated benefits are projected to be $12 million in 2000 and $15 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 200 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will total approximately $7 million, of which over half has been incurred to date. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition." An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The company is reviewing the requirements of this standard and has not yet determined the impact of this standard on its consolidated financial statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS SEGMENT INFORMATION

In June, 2000, Pentair, Inc. (the Company) reorganized its management reporting structure into four segments in place of the three segments it had used since the fourth quarter of 1997. The Company has recently filed a Form 8-K consisting of restated annual segment financial information and descriptions of the segments.

Pentair has chosen to focus its management skills on four segment markets consisting of Pentair Tools, Pentair Equipment, Pentair Water Technologies and Pentair Enclosures. Selected financial information for business segments (taking restructuring charge into account for operating income) for the six months ended July 1, 2000 and June 26, 1999 follows:

SEGMENT INFORMATION:

    ($000S) (UNAUDITED)         TOOLS      EQUIPMENT     WATER      ENCLOSURES     OTHER        TOTAL
---------------------------    --------    ---------    --------    ----------    --------    ----------
2000
Net sales from external
  customers                    $500,475    $139,623     $481,607     $367,186     $      0    $1,488,891
Intersegment net sales                0           0            0            0            0             0
Segment profit (loss):
  Operating income*              41,187        (811)      72,196       49,198       (9,411)      152,359
Segment assets                  950,371     214,152      978,555      554,111      150,703     2,847,892
1999
Net sales from external
  customers                    $299,489    $153,035     $225,570     $299,624     $      0    $  977,718
Intersegment net sales                0           0            0            0            0             0
Segment profit (loss):
  Operating income**             28,121        (775)      31,647       10,055       (8,984)       60,064
Segment assets                  332,856     211,293      445,358      572,893      107,117         1,669

Other = Corporate leadership expenses, captive insurance company, intermediate financial companies, charges that do not relate to current operations, intercompany eliminations and all cash and cash equivalents

 * Including net restructuring charge of $0.2 million taken in 2000. Before restructuring charge, operating income for the segments and for Pentair as a whole were: Tools -- $40,016; Equipment -- $1,857; Water -- $72,196;
   Enclosures -- $47,901; and Pentair total -- $152,559. Operating margins before the restructuring charge were: Tools -- 8.0%; Equipment -- 1.3%; Water -- 15.0%; Enclosures -- 13.0%; and Pentair total -- 10.2%.

** Including net restructuring charge of $38.0 million taken in 1999. Before restructuring charge, operating income for the segments and for Pentair as a whole were: Tools -- $34,426; Equipment -- $14,177; Water -- $31,647;
   Enclosures -- $26,798; and Pentair total -- $98,064. Operating margins before the restructuring charge were: Tools -- 11.5%; Equipment -- 9.3%;
   Water -- 14.0%; Enclosures -- 8.9%; and Pentair total -- 10.0%.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

SIX MONTHS ENDED JULY 1, 2000 COMPARED TO SIX MONTHS ENDED JUNE 26, 1999

Consolidated net sales increased to $1.489 billion in the six months of 2000, representing a 52.3% increase over the corresponding 1999 period. While the majority of this increase is attributable to the acquisitions the Company made in its Tools and Water Technologies segments in the third quarter of 1999, organic sales growth (that is, before the impact of business units acquired less than one year) exceeded 8%.

Operating income in the first six months of 2000, after taking restructuring charges into account ($.2 million), was $152.4 million, an increase of $92.3 million from the corresponding 1999 period that included a $38.0 million restructuring charge. Operating income before restructuring charges was $152.6 million for the first six months of 2000, up 55.6% from the corresponding year-earlier period. As a percent of sales, pre-charge operating income improved in the six-month period from 10.0% in 1999 to 10.2% in 2000. The increase in operating income is largely attributable to the significant acquisitions made in 1999, though strong gains in the Water Technologies and Enclosures segments helped generate an increase in organic operating income for the period.

Gross profit margins decreased in the first six months of 2000 to 29.9% versus 31.7% for the same period a year ago, attributable in large part to the acquisitions made in 1999, since these businesses have higher costs of goods sold and lower SG&A costs than other Pentair businesses. Excluding acquisitions, gross margins improved 50 basis points year-over-year. Selling, general and administrative expense (SG&A) as a percent of sales was 19.7% in the first six months of 2000 as compared to 21.7% in the year-earlier period.

Net income for the first six months of 2000 after restructuring charge ($.1 million after-tax) increased to $70.5 million from $30.5 million in 1999 after restructuring charge ($24.1 million after-tax). Before restructuring charges in the two periods are taken into account, net income in 2000 was $70.6 million, up from $54.6 million, or 29.3% over 1999.

Due to higher interest costs as a result of increased indebtedness incurred for the 1999 acquisitions, interest expense increased for the first six months from $12.0 million to $40.4 million. In addition, exchange rates, primarily between the US dollar and the Euro and pound sterling, adversely impacted European operations in both sales ($13.9 million) and operating income ($1.3 million) for the six month period in 2000. Pentair's tax rate for the first six months was 37% in 2000, an increase from 36.5% in the year-earlier period. The increase is primarily due to nondeductible amortization of goodwill attributable to the 1999 acquisitions.

Diluted earnings per share for 2000 year-to-date after the restructuring charge increased from $.71 to $1.45; before the restructuring charges, diluted earnings per share increased 14.2% over the comparable period ($1.27) in 1999. Weighted average common shares outstanding, assuming full dilution, were 48.658 million for the second quarter of 2000, compared to 43.056 million in the year-earlier quarter. The increase is primarily attributable to the public offering of 5.5 million shares completed in October 1999.

SECOND QUARTER ENDED JULY 1, 2000 COMPARED TO SECOND QUARTER ENDED JUNE 26, 1999

Consolidated net sales increased to $776.6 million in the second quarter of 2000, an increase of $269.4 million or 53.1% over the same period a year ago. Acquisitions made in the third quarter of 1999 accounted for a significant portion of this increase, although organic sales growth in the quarter increased at nearly a double-digit rate over year-earlier net sales.

Second quarter operating income rose to $77.7 million in 2000, an increase of $26.1 million or 50.5% over the corresponding 1999 period, attributable to the 1999 acquisitions. Organic operating income, however, decreased from second quarter 1999 levels as a result of poorly performing operations in the Tools and Equipment segments. Net income in the quarter increased to $36.6 million in 2000 from $28.3 million in 1999, or 29.5%. Second quarter diluted earnings per share in 2000 showed a 13.6% increase over the corresponding period in 1999, attributable to accretive acquisitions and strong performance in the Water Technologies and Enclosures segments.

SEGMENT INFORMATION

TOOLS SEGMENT

Net sales increased to $500.5 million in 2000 year-to-date, representing a 67.1% increase over the corresponding six-month period in 1999. Net sales in the second quarter of 2000 grew 76.5% to

$263.8 million from $149.4 million in the same period in 1999. Second quarter sales and operating income for the Tools segment in 2000 have been adjusted from previously released numbers due to final closing entries. Organic sales in 2000 year-to-date were up only slightly year-over-year, largely as a result of the continuing impact in its markets of the shipping difficulties caused by the start-up of the new Tools distribution center in the first quarter, but in the second quarter increased over 10% as compared to the second quarter of 1999. Net sales of the acquired business were also below expectations as a result of a decline in generator sales due to continuing high inventories at distributors and retailers, as well as increased competition in other product markets.

Operating income in 2000 year-to-date after the restructuring charge was $41.2 million, an increase of $13.1 million over the prior year. Before taking restructuring charges into account ($6.3 million in 1999 compared to $(1.2) million in 2000), operating income in 2000 for the six month period increased from $34.4 million to $40.0 million, or 16.2%. As a percent of sales, pre-charge operating income decreased from 11.5% to 8.0%, largely attributable to unfavorable product mix, special pricing and promotional programs and higher material costs in 2000.

Operating income in the second quarter of 2000 grew 3.4% to $16.1 million from $15.6 million in the same period in 1999. Operating income as a percent of sales in the second quarter declined to 6.1% in 2000 from 10.4% in the corresponding period in 1999, largely as a result of special pricing and promotional programs, increases in raw material costs and the establishment of a reserve to cover the deterioration in credit quality of a significant customer.

The outlook for market demand for the Tools segment products remains good. The Company is optimistic that core growth through product innovation and cross-selling will continue. Aggressive actions are being implemented to return the Tools businesses to their traditional high levels of performance.

EQUIPMENT SEGMENT

Net sales in this newly formed segment decreased from $153.0 million to $139.6 million in 2000 year-to-date, representing an 8.8% decrease over the corresponding six-month period in 1999. Net sales in the second quarter of 2000 decreased 15.3% to $67.4 million from $79.6 million in the same period in 1999. This poor sales performance is attributable to slow growth and pricing pressures in the automotive and industrial markets served by these businesses.

The segment reported an operating loss in 2000 year-to-date after restructuring charge of $0.8 million, similar to that of the prior year. Before taking restructuring charges into account ($15 million in 1999 compared to $2.7 million in 2000), operating income in 2000 for the six-month period was $1.9 million compared to $14.2 million in the prior year. This decrease is largely attributable to unfavorable manufacturing variances, lower unit volumes and lower selling prices in 2000.

The Equipment segment reported an operating loss in the second quarter of 2000 ($0.8 million) compared to operating income of $8.3 million in the same period in 1999. This poor performance resulted from delays in a plant closing, inefficiencies associated with consolidating two automotive service equipment businesses and Asian product sourcing difficulties.

The Company is in the process of consolidating the automotive service equipment businesses, combining the industrial and automotive lubrication businesses to eliminate market overlaps, closing the Jonesboro, Arkansas facility and reducing working capital. Once these structural changes are completed, the businesses should be in a position to regain sales momentum and market position.

WATER TECHNOLOGIES SEGMENT

Net sales increased to $481.6 million in 2000 year-to-date, representing a 113.5% increase over the corresponding period in 1999. Net sales in the second quarter of 2000 more than doubled to $255.6 million from $121.9 million in the same period in 1999. While the large sales increases for the respective periods are largely attributable to the 1999 third-quarter acquisition of the pressure vessel and pool and spa equipment businesses, organic net sales did experience mid-to-high single digit year-over-year sales growth.

Operating income in 2000 year-to-date was $72.2 million, an increase of $40.6 million or 128.1% over the first six months of 1999. Operating income as a percent of sales improved from 14.0% to 15.0%. Operating income in the second quarter of 2000 grew 135.6% to $41.4 million from $17.6 million in the same period in 1999, and as a percentage of sales rose to 16.2% from 14.4%. While the 1999 acquisitions are largely responsible for the magnitude of the increase in operating income, the Water Technologies segment did achieve organic operating income growth in the mid-teens for both the second quarter and the first six months.

The outlook for the Water Technologies segment is very good. As a result of the Essef acquisition, this segment greatly expanded its product and geographic capabilities. The segment is focusing more resources on its growth in overseas markets, especially by Pentair Water Treatment, while continuing to implement its operating improvement initiatives previously adopted and completing the integration of the acquired businesses into its existing operations.

ENCLOSURES SEGMENT

Net sales increased to $367.2 million in 2000 year-to-date, representing a 22.5% increase over the corresponding period in 1999. Net sales in the second quarter of 2000 grew 21.5% to $189.8 million from $156.3 million in the same period in 1999. These sales increases, all organic in the second quarter, occurred across all of the businesses in this segment, although the increases are strongest in the telecom and data networking equipment markets.

Operating income in 2000 year-to-date after the restructuring charge was $49.2 million, an increase from $10.1 million in the prior year six-month period. Operating income before restructuring charges ($16.7 million in 1999 and $(1.3) million in 2000) increased to $47.9 million, up 78.7% over 1999 year-to-date. Pre-charge operating income as a percent of sales increased from 8.9% to 13.0%. Operating income in the second quarter of 2000 grew 71.4% to $24.7 million from $14.4 million in the same period in 1999. Operating margins for the second quarter increased from 9.2% in 1999 to 13.0% in 2000.

Strong growth is continued to be foreseen over the balance of the year and in 2001, especially in the telecom and data networking markets. The outlook for continued growth in the Enclosures segment is excellent. The expansion of the Enclosure businesses around the world will be critical to the segment's future success in the rapidly growing datacom and telecom fields, especially in creating a world-wide capability to serve these markets, whether in the Americas, Europe or Asia. The Enclosure businesses plan to continue process improvement actions and coordinated utilization of world-wide manufacturing capacity to optimize profitability.

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

As shown below, $30.5 million has been spent or charged through July 1, 2000. The remaining balance of $7.7 million is classified within Accrued Liabilities and Other Expenses on the balance sheet.

The restructuring plan comprised consolidation of certain operations, overhead reductions, and outsourcing of specific product lines in three of the Company's business segments. The restructuring plan did not contemplate the Company exiting any of its current lines of business; the projects involved were designed to make the Company's existing businesses more efficient.

The additional net charge in 2000 is attributable to a delay in a plant closing in the Equipment segment as a result of a fire in a Taiwanese factory providing sourced products, the closure of a North American facility and the write-off of goodwill at the Transrack subsidiary in France, both in the Enclosure segment. The write-off of goodwill was related to the restructuring of our European enclosure operations. Upon analysis of future undiscounted cash flows of the Transrack business, it was determined that the cash flows were not adequate to ensure recoverability of a portion of the goodwill amount recorded. The goodwill write-off was $3.0 million (20 million French francs).

The components of the restructuring charge and related reserve balances remaining at July 1, 2000 were:

                                             PERSONNEL      ASSET      EXIT
              (IN MILLIONS)                    COSTS      DISPOSALS    COSTS    TOTAL
-----------------------------------------    ---------    ---------    -----    ------
1999 Restructuring Charge                      $27.5       $  7.0      $3.5     $ 38.0
1999 Spending:
  Cash spending                                 (9.4)        (0.1)     (0.1)      (9.6)
  Non-cash spending                             (0.0)        (2.9)     (0.3)      (3.2)
Change in Estimate                              (9.3)         3.7      (0.7)      (6.3)
2000 Restructuring Charge                        1.3          3.9       1.3        6.5
2000 Spending:
  Cash spending                                 (4.9)        (0.0)     (1.6)      (6.5)
  Non-cash spending                             (0.0)       (10.7)     (0.5)     (11.2)
                                               -----       ------      -----    ------
Remaining Reserve                              $ 5.2       $  0.9      $1.6     $  7.7
                                               =====       ======      =====    ======

"Personnel Costs" consist of severance, medical plan continuation, pension cash-outs, and outplacement per business unit policies for employees terminated. As of July 1, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods). The remaining 250 employees affected by the restructuring are expected to be terminated during the third quarter of 2000 with the final shutdown of the Jonesboro manufacturing operation.

"Asset Disposals" consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing and support assets which will no longer be needed and which will be scrapped or abandoned. The real estate held for resale is expected to be disposed of by the third quarter of 2000. All of these assets are currently classified as property, plant and equipment. The closure of the North American facility in the Enclosure segment does not entail significant asset disposals, since the facility was leased until the end of 2000. Asset disposals do include, however, the write-off of goodwill at Transrack.

"Exit Costs" consists of maintenance and security costs of surplus buildings until leases expire or demolition or disposal of certain buildings.

"Personnel Costs" and "Exit Costs" are primarily cash costs and the "Asset Disposals" are primarily non-cash costs. Our currently anticipated schedule projects cash expenditures of $7.5 million remaining in 2000 and $0.2 million in 2001. These requirements will be funded through cash from operations or borrowings under our existing credit facilities.

Restructuring benefits (largely personnel cost savings) were realized of approximately $5.9 million and $6 million in the first six months of 2000 and full year 1999, respectively. Anticipated benefits are projected to be $12 million in 2000 and $15 million in 2001. The major components of anticipated benefits are in reductions in labor costs and efficiencies in consolidating distribution and administrative functions.

The anticipated benefits noted above are net of the costs of adding 200 employees at other Pentair locations. The benefits do not, however, take into account one-time costs associated with these restructuring plans. The Company anticipates that the associated one-time costs will total approximately $7 million, of which over half has been incurred to date. These costs are not included in the restructuring charge, since they relate to asset relocations, start-up costs and training and recruiting of employees at other locations.

LIQUIDITY AND CAPITAL RESOURCES

The Company seeks to maintain a total debt to capital ratio around 40% as appropriate for its financing needs and business plans, although Pentair will exceed this target ratio from time-to-time as needed for operational purposes and/or acquisitions. The Company's total debt to capital ratio is 50.3% at the end of the second quarter of 2000, down from 53.5% at the end of the first quarter and from 51.0% at the end of 1999. The Company's total debt to capital ratio was 36.6% at the end of the second quarter of 1999. The additional indebtedness was incurred to finance two substantial acquisitions made in the third quarter of 1999. The Company's available capital resources are deemed adequate for its anticipated uses for the remainder of 2000.

The Company has targeted reduction in indebtedness as a key objective in 2000, in order to increase its financial flexibility and to reduce its interest expense. This reduction in indebtedness is to be achieved by significantly increasing the amount of its free cash flow throughout the year. The Company has adopted a goal in 2000 of reaching free cash flow of 5% of net sales and a reduction in working capital from the first quarter of at least $100 million.

Of the total indebtedness of the Company at the end of the second quarter of 2000, more than 81% (approximately $860 million, including $21.2 million in current maturities) is long-term and has an average life to maturity of 6 years. This long-term indebtedness has interest rates varying from 4.0% to 9.0%, with an average interest rate of 7.7%. The Company believes that currently outstanding long-term indebtedness is and will continue to be adequate for its financing needs for the foreseeable future. The Company also believes that it will be able to obtain additional long-term indebtedness as its needs may increase or its current indebtedness matures.

Short-term indebtedness stands at $196.1 million as of July 1, 2000, down from $285.8 million at the end of the first quarter of 2000. This short-term indebtedness has an average interest rate of 6.88%. The Company believes that it will generate substantial cash flow from operations during 2000 which will be used in large part to reduce current indebtedness. The Company also believes that it will be able to renew its current short-term credit agreements, at the time of their expiration in August 2000. In addition, the Company instituted a commercial paper program in January 2000 for the issuance of short-term notes at what it believes are favorable interest rates.

The Company expects capital spending in 2000 to be in the $85-90 million range and will relate to e-business initiatives, computer hardware and software, manufacturing cost reduction projects, new product development and reconfiguration of manufacturing facilities.

At the end of the first half of 2000, free cash flow was negative by $32.3 million, as an exceptionally unfavorable net outflow of $164.7 million experienced in the first quarter of 2000 was followed by a very strong second quarter, which saw free cash flow of $132.4 million. The Company's focused effort on collection of receivables, negotiation of better payment terms and reductions in working capital showed positive results, helped in part by normal customer payments for seasonal purchases in the Water Technologies segment. During the second quarter, reductions in working capital were realized at almost every business, and totaled $90 million for the Company as a whole. The Company intends to continue to emphasize controlling working capital and maximizing free cash flow.

In 2000, the Company has paid two quarterly dividends of $.16 per share and recently announced an increase in its quarterly dividend rate of six percent to $.17 per share. The increased cash dividend was payable August 11, 2000 to shareholders of record at the close of business on July 28, 2000.

OUTLOOK

Pentair operates in four segments. This diversification enables the Company to consistently improve results despite difficult markets in one or more businesses. Continuing demand for power tools in the DIY channel, ever-rising needs for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair's chosen businesses excellent prospects for strong long-term performance. Markets for lubrication and automotive equipment continue to remain static. The Company's basic operating strategies -- ongoing cost containment, new product development, multi-channel distribution, and the pursuit of value-added acquisitions -- drive the businesses in both growing and softer economies.

Pentair is consolidating a number of its operations into larger, more effective units which are better positioned to compete in their respective markets. In the Tools segment, Porter-Cable and Delta completed the consolidation of their operations in the first quarter of 2000, following an earlier combination of their sales organizations.

Also scheduled for completion in 2000 is the consolidation of Equipment segment operations in the United States into two primary facilities which will result in the closing of one manufacturing facility. The Lincoln lubrication equipment businesses will be combined into one operation managed out of the Company's St. Louis facility. The automotive service equipment businesses of Century Manufacturing and Lincoln are being combined into the Company's Bloomington, Minnesota facility. These combinations are designed to minimize market overlaps and streamline product line responsibilities.

The 1999 acquisition of the pressure vessel and pool and spa equipment businesses have broadened the scope and opportunities of the Water Technologies businesses. Since the acquisition, Pentair has closed one of the acquired facilities and relocated its manufacturing operations; over the next few quarters, Pentair intends to continue reorganization and consolidation of units in order to improve manufacturing efficiencies and financial performance.

In 1999, the Company's Enclosures segment combined five separate North American facilities into one business unit, Pentair Electronic Packaging, in order to focus on the high-growth custom and modified enclosure market for telecom and data networking products. In the second quarter the closure of a small operation in California was undertaken in order to reduce costs and increase productivity in the remaining facilities.

The Company continues to look for synergistic acquisitions in each of its business segments, in line with its pattern over the past five years. Of the fifteen acquisitions made since 1994, most were smaller businesses or product lines which fit with existing operations, offering new products or expanded geographic scope. In addition, three transactions over the last three years were stand-alone acquisitions of large established businesses. Pentair intends to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets that have the capability to significantly expand its current segments, or in appropriate cases, that establish an additional business segment.

NOTIFICATION REGARDING FORWARD-LOOKING INFORMATION

It should be noted that certain statements herein which are not historical facts, including without limitation those regarding 1) the timeliness of product introductions and deliveries; 2) expectations regarding market growth and developments; 3) expectations for growth and profitability; 4) implementation of plans; 5) anticipated savings; 6) results achieved from acquisitions; and 7) statements preceded by "believe", "anticipate", "expect", "estimate", "will" or similar expressions are forward-looking statements. Because such statements involve risks and uncertainties, actual results may differ from the results currently expected by the Company.

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

The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other filings with the Securities and Exchange Commission from time to time, especially the Company's report on Form 10-K for the year ended December 31, 1999, that advise interested parties of risks and uncertainties that may affect the Company's financial condition and results of operations.

                          PART II -- OTHER INFORMATION

ITEM 1 -- LEGAL PROCEEDINGS.

Horizon Litigation. Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity, were brought against Essef Corporation and certain of its subsidiaries which concern exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity Cruise Lines. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual "opt-out" passenger suits, and a suit by Celebrity Cruise Lines, Inc. Celebrity Cruises, Inc. alleges in its suit that it has sustained economic damages due to loss of usage of the M/V Horizon while it was dry docked.

The claims against Essef and its involved subsidiaries, are based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa, and filters, contained bacteria that infected certain passengers on cruises from December, 1993 through July, 1994.

Prior to the Company's acquisition of Essef, a settlement was reached in the class action. Essef and Celebrity have jointly attempted to resolve claims brought by "opt-out" plaintiffs. To date, a number of these claims have been settled, for nominal amounts, leaving 13 primary plaintiffs.

The claims of one plaintiff have been tried under a stipulation among all remaining parties providing that the liability findings would be applicable to all plaintiffs and defendants. The claims of this plaintiff were unusual because he alleged that he developed complications that profoundly impaired his mental functioning. (No other plaintiff asserted similar claims).

This trial resulted in a jury verdict finding liability on the part of the Essef Defendants (70%) and Celebrity and its sister company Fantasia (together 30%). Compensatory damages in the total amount of $2,660,000 were awarded, each defendant being accountable for its proportionate share of liability. Punitive damages were separately awarded against the Essef Defendants in the total amount of $7 million, with 60% awarded to all remaining plaintiffs and 40% to Celebrity. In any subsequent trial of other plaintiffs in this litigation, no further punitive damages will be available. Essef and its subsidiaries intend to file post-trial motions challenging the verdict, and if necessary, to file an appeal.

At the current time, trial counsel is optimistic that all of the pending suits will be resolved within available insurance coverage. This is a pre-acquisition liability and the Company has purchase accounting reserves it believes sufficient to cover the amount of any uninsured awards or settlements.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included with this Form 10-Q Report as required by Item 601 of Regulation S-K.

EXHIBIT
NUMBER                             DESCRIPTION
-------    ------------------------------------------------------------
  27       Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 /s/ DAVID D. HARRISON
                                          --------------------------------------
                                          David D. Harrison
                                          Executive Vice President and
                                          Chief Financial Officer

August 14, 2000