Form 10-Q
period 2000-09-30
PENTAIR INC
filed 2000-11-14
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

90 South 7th Street, 36th Floor Minneapolis, Minnesota	55402

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 338-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

On October 28, 2000 there were 48,650,155 shares of the Registrant’s common stock outstanding.

PENTAIR, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PENTAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended		Nine months ended

	September 30	September 25	September 30	September 25
In thousands, except per-share data	2000	1999	2000	1999

Net sales	$715,926	$604,918	$2,204,817	$1,582,636

Cost of goods sold	533,529	418,719	1,577,306	1,086,593

Gross profit	182,397	186,199	627,511	496,043

Selling, general and administrative	135,009	117,066	408,699	316,745

Research and development	8,252	6,481	27,117	18,583

Restructuring charge	—	—	200	38,000

Operating income	39,136	62,652	191,495	122,715

Net interest expense	20,061	14,188	60,471	26,180

Income before income taxes	19,075	48,464	131,024	96,535

Income taxes	6,402	18,655	47,823	36,201

Net income	$12,673	$29,809	$83,201	$60,334

Earnings per common share

Basic	$0.26	$0.70	$1.72	$1.42

Diluted	$0.26	$0.69	$1.71	$1.40

Weighted average common shares outstanding

Basic	48,521	42,684	48,497	42,517

Diluted	48,568	43,150	48,628	43,087

Cash dividends declared per common share	$0.17	$0.16	$0.49	$0.48

See accompanying notes to condensed consolidated financial statements.

PENTAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30	December 31
In thousands, except per-share data	2000	1999

Assets

Current assets

Cash and cash equivalents	$56,573	$66,228

Accounts and notes receivable, net	594,202	587,211

Inventories	475,598	425,935

Deferred income taxes	56,005	55,984

Other current assets	32,941	15,120

Total current assets	1,215,319	1,150,478

Property, plant and equipment, net	380,280	403,807

Other Assets

Goodwill, net	1,164,361	1,187,525

Other	67,666	61,156

Total other assets	1,232,027	1,248,681

Total assets	$2,827,626	$2,802,966

Liabilities and Shareholders’ Equity

Current liabilities

Accounts and notes payable	$268,878	$262,844

Employee compensation and benefits	94,451	103,318

Accrued product claims and warranties	45,817	49,819

Income taxes	25,214	21,363

Other accrued liabilities	119,991	145,815

Current maturities of debt	220,934	177,788

Total current liabilities	775,285	760,947

Long-term debt	828,018	857,296

Pension and other retirement compensation	57,366	67,182

Postretirement medical and other benefits	45,903	44,043

Insurance subsidiary reserves	17,128	22,885

Deferred income taxes	8,166	6,845

Other noncurrent liabilities	61,491	50,563

Total liabilities	1,793,357	1,809,761

Commitments and contingencies

Shareholders’ equity

Common shares— par value $0.16 2/3; 250 million shares authorized, 48,522,688 and 48,317,068 shares issued and outstanding, respectively	8,088	8,053

Additional paid-in capital	462,019	456,516

Retained earnings	603,668	544,235

Accumulated other comprehensive loss	(39,506)	(15,599)

Total shareholders’ equity	1,034,269	993,205

Total liabilities and shareholders’ equity	$2,827,626	$2,802,966

See accompanying notes to condensed consolidated financial statements.

PENTAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended

	September 30	September 25
In thousands	2000	1999

Operating activities

Net income	$83,201	$60,334

Depreciation	49,733	44,167

Amortization	28,429	16,348

Deferred income taxes	1,972	(8,272)

Restructuring charge	200	38,000

Changes in assets and liabilities, net of effects of
business acquisitions and dispositions

Accounts and notes receivable	(19,669)	(54,437)

Inventories	(65,766)	(19,059)

Accounts payable	12,588	(8,914)

Employee compensation and benefits	(6,643)	(43,680)

Income taxes	4,771	(9,300)

Pension and other retirement compensation	(6,702)	8,258

Insurance subsidiary reserves	(1,758)	(4,039)

Other	(51,333)	23,041

Net cash provided by operating activities	29,023	42,447

Investing activities

Purchases of property, plant and equipment	(45,338)	(30,925)

Acquisitions, net of cash acquired	—	(950,862)

Other	—	1,741

Net cash used for investing activities	(45,338)	(980,046)

Financing activities

Proceeds from long-term debt	29,493	990,784

Repayment of long-term debt	(13,970)	(48,639)

Employee stock plans and other	5,948	4,341

Repurchases of common stock	(410)	(4,030)

Dividends paid	(23,767)	(20,489)

Other	(307)	—

Net cash (used for) provided by financing activities	(3,013)	921,967

Effect of exchange rate changes on cash	9,673	13,862

Change in cash and cash equivalents	(9,655)	(1,770)

Cash and cash equivalents, beginning of period	66,228	32,039

Cash and cash equivalents, end of period	$56,573	$30,269

Supplemental disclosure of cash paid for

Interest	$63,243	$22,131

Income taxes	$41,497	$43,901

See accompanying notes to condensed consolidated financial statements.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

We prepared our accompanying unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. Therefore, we suggest that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments (including normal recurring items) considered necessary to present fairly, when read in conjunction with the 1999 Form 10-K, our financial position, results of operations and cash flows for the periods presented.

Certain amounts in prior years’ condensed consolidated financial statements have been reclassified to conform to the current year presentation.

2.	Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the periods plus the assumed issuance of common shares for all potentially dilutive securities. Unless otherwise noted, references are to diluted earnings per share.

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended

	September 30	September 25	September 30	September 25
In thousands, except per-share data	2000	1999	2000	1999

Weighted average common shares outstanding — basic	48,521	42,684	48,497	42,517

Dilutive shares	47	466	131	570

Weighted average common shares outstanding — diluted	48,568	43,150	48,628	43,087

Net income for basic and diluted earnings per share	$12,673	$29,809	$83,201	$60,334

Earnings per share — basic	$0.26	$0.70	$1.72	$1.42

Earnings per share — diluted	$0.26	$0.69	$1.71	$1.40

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (CONTINUED)

3.	Inventories

Inventories were comprised of the following:

	September 30	December 31
In thousands	2000	1999

Raw material and supplies	$127,490	$117,549

Work-in-process	51,523	64,629

Finished goods	296,585	243,757

Total inventories	$475,598	$425,935

4.	Comprehensive Income

Comprehensive income (loss) and its components, net of tax, are as follows:

	Three months ended		Nine months ended

	September 30	September 25	September 30	September 25
In thousands	2000	1999	2000	1999

Net income	$12,673	$29,809	$83,201	$60,334

Change in cumulative translation adjustment	(13,703)	1,191	(23,907)	(176)

Comprehensive income (loss)	$(1,030)	$31,000	$59,294	$60,158

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (CONTINUED)

5.	Restructuring Charge

In the first quarter of 1999, we recorded a restructuring charge of $38.0 million ($24.1 million after-tax) and in the first quarter of 2000 recorded an additional net restructuring charge of $0.2 million ($0.1 million after-tax). The status and progress of the projects implemented in 1999 were re-evaluated in the first quarter of 2000 and a reduction for a change in the original estimate of $6.3 million was recorded. Additionally, three new related projects were determined as restructuring items and an additional $6.5 million charge was recorded.

The components of the restructuring charge and utilization in 1999 and first nine months of 2000 are as follows:

	Employee
	termination	Asset	Exit
In thousands	benefits	disposals	costs	Total

1999 restructuring charge	$27,534	$7,011	$3,455	$38,000

1999 utilization:

Cash	(9,414)	(93)	(124)	(9,631)

Non-cash	—	(2,900)	(300)	(3,200)

1999 utilization	(9,414)	(2,993)	(424)	(12,831)

December 31, 1999 liability	18,120	4,018	3,031	25,169

Change in estimate	(9,280)	3,692	(752)	(6,340)

2000 restructuring charge	1,300	3,900	1,340	6,540

2000 utilization:

Cash	(6,753)	—	(2,010)	(8,763)

Non-cash	—	(10,986)	(464)	(11,450)

2000 utilization	(6,753)	(10,986)	(2,474)	(20,213)

September 30, 2000 liability	3,387	624	1,145	5,156

The unused portion of the restructuring charge of $5.2 million is included in other accrued liabilities on the condensed consolidated balance sheets. We expect to complete restructuring activities and utilize a majority of the remaining reserve by the end of 2000. We will fund the remaining charge through cash from operations or borrowings under our existing credit facilities.

As of September 30, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods). We expect the remaining 130 employees affected by the restructuring to be terminated during the fourth quarter of 2000 with the final shutdown of the Jonesboro manufacturing operation.

Asset disposals consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing support assets that are no longer needed and will be scrapped or abandoned. We expect to dispose of the real estate held for resale in early 2001. All of these assets are currently classified as property, plant and equipment.

Restructuring benefits (largely personnel cost savings) realized were approximately $7.9 million and $5.9 million in the first nine months of 2000 and full year 1999, respectively. We anticipate benefits of $12.0 million in 2000 and an additional $15.0 million in 2001, primarily related to reduced labor costs and efficiencies in consolidating distribution and administrative functions. These benefits are net of additional costs for adding 200 employees at other Pentair locations and exclude one-time costs of approximately $7.0 million, of which over half has been incurred to date.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (CONTINUED)

6.	Business Segments

In June 2000, we reorganized our management reporting structure into four segments in place of the three segments we had previously used since the fourth quarter of 1997. Financial information by reportable business segment is included in the following summary:

	Nine months		Third quarter		Second quarter

In thousands	2000	1999	2000	1999	2000	1999

Net sales

Tools	$766,018	$508,744	$265,543	$209,255	$263,780	$149,423

Equipment	190,911	226,150	51,288	73,115	67,406	79,594

Water	690,168	386,435	208,561	160,865	255,627	121,937

Enclosures	557,720	461,307	190,534	161,683	189,800	156,271

Other	—	—	—	—	—	—

Consolidated	$2,204,817	$1,582,636	$715,926	$604,918	$776,613	$507,225

Operating income (loss)

Tools	$50,449	$52,823	$9,262	$24,702	$16,144	$15,611

Equipment	(21,515)	5,707	(20,704)	6,482	(776)	8,338

Water	100,708	51,760	28,512	20,113	41,448	17,595

Enclosures	73,984	26,461	24,786	16,406	24,692	14,405

Other	(12,131)	(14,036)	(2,720)	(5,051)	(3,791)	(4,324)

Consolidated	$191,495	$122,715	$39,136	$62,652	$77,717	$51,625

[Additional columns below]

[Continued from above table, first column(s) repeated]

	First quarter		Year

In thousands	2000	1999	1999

Net sales

Tools	$236,695	$150,066	$852,869

Equipment	72,217	73,441	308,954

Water	225,980	103,633	572,259

Enclosures	177,386	143,353	633,671

Other	—	—	—

Consolidated	$712,278	$470,493	$2,367,753

Operating income (loss)

Tools	$25,043	$12,510	$100,682

Equipment	(35)	(9,113)	12,603

Water	30,748	14,052	73,362

Enclosures	24,506	(4,350)	46,346

Other	(5,620)	(4,661)	(18,662)

Consolidated	$74,642	$8,438	$214,331

Several non-recurring, included in the above results, impacted operating income by business segment. The following is a summary of the 1999 and 2000 restructuring charge by business segment:

	Nine months		Third quarter		Second quarter

In thousands	2000	1999	2000	1999	2000	1999

Restructuring charge (income) expense

Tools	$(1,171)	$6,305	$—	$—	$—	$—

Equipment	2,668	14,952	—	—	—	—

Water	—	—	—	—	—	—

Enclosures	(1,297)	16,743	—	—	—	—

Consolidated	$200	$38,000	$—	$—	$—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	First quarter		Year

In thousands	2000	1999	1999

Restructuring charge (income) expense

Tools	$(1,171)	$6,305	$6,305

Equipment	2,668	14,952	14,952

Water	—	—	—

Enclosures	(1,297)	16,743	16,743

Consolidated	$200	$38,000	$38,000

In addition to the above, third quarter and year-to-date 2000 Equipment segment operating income includes a charge of $16.0 million to increase accounts receivable and inventory valuation reserves. Second quarter and year-to-date 2000 Tools segment operating income includes a $5.0 million charge to establish a reserve to cover the deteriorating credit quality of one customer.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (CONTINUED)

7.	Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition.” An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. We are reviewing the requirements of this standard and are evaluating the potential effects on our consolidated financial statements. We do anticipate that the implementation of SAB 101 will result in a cumulative effect of accounting change adjustment, however, the amount cannot be estimated at this time.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. We will adopt SFAS No. 133, on January 1, 2001. Based on our current derivative positions, we do not expect this standard to materially affect our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain some “forward-looking statements”. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to source components from third parties without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	changes in our business strategies;

•	general economic conditions, such as the rate of economic growth in our principal geographic markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies and inventory risks due to shifts in market demand; and

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental and other liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
First Nine Months 2000 Compared with 1999
Net sales for the nine-month period increased to $2.2 billion, up $622 million, or 39.3%, over the comparable period ending September 25, 1999. This increase is primarily due to the following:

•	the acquisition of Essef Corporation and DeVilbiss Air Power Company in the third quarter of 1999, which are part of our Water and Tools segments, respectively; and

•	organic sales growth (that is, before the impact of business units held less than one year) in our Water and Enclosures segments.

Overall, organic growth sales growth for the period was slightly less than 7%.

Operating income for the first nine months of 2000, after taking first quarter restructuring charges into account of $0.2 million, was $191.5 million, an increase of $68.8 million from the corresponding 1999 period that included a $38.0 million restructuring charge. Operating income before restructuring charges was $191.7 million for the first nine months of 2000, up 19.3% from the corresponding year-earlier period. The increase in operating income is attributable to the 1999 acquisitions. As a percent of sales, pre-charge operating income dropped in the nine-month period from 10.2% in 1999 to 8.7% in 2000. Organic operating income fell during the period from 1999 levels, attributable to operating problems in our Tools and Equipment segments, which were not overcome by the improved performance in our other two segments, and recording a $16.0 million charge to increase accounts receivable and inventory valuation reserves in our Equipment segment.

Gross profit margins decreased for the first nine months of 2000 to 28.5% versus 31.3% for the same period a year ago, attributable in part to the acquisitions made in 1999, as these businesses have lower gross profit margins than our previously existing businesses. Excluding businesses acquired in 1999, gross margins declined 80 basis points year-over-year, attributable to lower selling prices and operating difficulties in our Tools and Equipment segments. Selling, general and administrative expense (SG&A) as a percent of sales was 18.5% in the first nine months of 2000 compared with 20.0% in the year-earlier period primarily due to lower SG&A costs in our newly acquired businesses.

Net income for the first nine months of 2000 after restructuring charge ($0.1 million after-tax) increased to $83.2 million from $60.3 million in 1999 after restructuring charge ($24.1 million after-tax). Interest expense increased for the first nine months from $26.2 million to $60.5 million, primarily due to higher interest costs as a result of increased indebtedness incurred for the 1999 acquisitions. In addition, exchange rates, primarily between the US dollar and the Euro and pound sterling, adversely impacted European operations in both sales and operating income for the nine month period by about $28.0 million and $3.0 million, respectively. Our tax rate for the first nine months of 2000 was 36.5%, a decrease from 37.5% in the year-earlier period. The decrease is due to a number of factors, including global tax planning initiatives.

Diluted earnings per share for the first nine months of 2000 increased to $1.71 from $1.40. Weighted average common shares outstanding, assuming full dilution, were 48.6 million for the 2000 year-to-date period, compared with 43.1 million in the year-earlier period. The increase is primarily attributable to the public offering of 5.5 million shares completed in October 1999.

Third Quarter 2000 Compared with 1999
Net sales increased to $715.9 million in the third quarter of 2000, an increase of $111.0 million or 18.4% over the same period a year ago. Acquisitions made in the third quarter of 1999 accounted for most of the increase, although organic sales growth in the quarter increased in the low single-digits over the year-earlier period.

Third quarter operating income fell to $39.1 million in 2000, a decrease of 37.5% over the corresponding 1999 period, attributable to operating problems in our Tools and Equipment segments, which were not overcome by the improved performance in our other two segments, and recording a $16.0 million charge to increase accounts receivable and inventory valuation reserves in our Equipment segment. Organic operating income fell 58.5% from year-earlier levels for the same reasons. Net income in the quarter decreased $17.1 million to $12.7 million in 2000 from $29.8 million in 1999, a decrease of 57.5%. Third quarter diluted earnings per share in 2000 showed a decrease of 62.3% from the corresponding period in 1999, primarily due to lower selling prices and poor operating performance in our Tools and Equipment segments, the reserve taken in the current period and an increase in interest costs, offset somewhat by a lower tax rate for the quarter of 33.6% to lower the effective tax rate for the entire year-to-date period to 36.5%

SEGMENT INFORMATION
Tools Segment
Tools segment net sales increased to $766.0 million in 2000 year-to-date, representing a 50.6% increase over net sales for the corresponding nine-month period in 1999. Net sales in the third quarter of 2000 grew 26.9% to $265.5 million from $209.3 million in the same period in 1999. Organic sales in 2000 year-to-date were up only slightly year-over-year, largely resulting from a chain of events linked to difficulties encountered during the first quarter start-up of the new Tools distribution center and price discounting in some markets on some products over the past three quarters. As a result of these continuing difficulties, Tools segment net sales for the third quarter decreased slightly on an organic basis compared with the third quarter of 1999 due to sluggish industrial market sales offset somewhat by more than a 20% increase in retail market shipments. Net sales of the acquired business were also below expectations as a result of:

•	low generator sales due to high inventories at distributors and retailers;

•	lower storm sales in the quarter; and

•	increased competition in other product markets.

Tools segment operating income in 2000 year-to-date after the restructuring charge was $50.4 million, a decrease of $2.4 million over the prior year. Before taking restructuring charges into account ($6.3 million expense in 1999 compared with $1.2 million income in 2000), operating income in 2000 for the nine-month period decreased 16.7% from $59.1 million to $49.3 million. As a percent of sales, pre-charge operating income decreased from 11.6% to 6.4%, largely attributable to unfavorable product mix, special pricing and promotional programs and higher material costs in 2000.

Operating income in the third quarter of 2000 fell 62.5% to $9.3 million from $24.7 million in the same period in 1999. Operating income as a percent of sales in the third quarter declined to 3.5% in 2000 from 11.8% in the corresponding period in 1999, largely as a result of some loss of volume, special pricing and promotional programs, increases in raw material costs and delay in the anticipated benefits of cost-reduction programs instituted in the second and third quarters.

The outlook for retail market demand for our Tools segment products remains good, though there are weaknesses in this segment’s industrial markets, due in part to a slowdown in economic activity, and inventory reduction efforts in all markets served by this segment. We are optimistic that core sales growth through increased sales efforts, new products and cross-selling will continue. We are aggressively implementing actions to return our Tools segment to traditional high levels of performance.

Equipment Segment
Equipment segment net sales decreased from $226.2 million to $190.9 million in 2000 year-to-date, representing a 15.6% decrease over the corresponding nine-month period in 1999. Net sales in the third quarter of 2000 decreased 29.9% to $51.3 million from $73.1 million in the same period in 1999. The poor sales performance is attributable to competitive and pricing pressures in the automotive and industrial markets we serve.

Our Equipment segment reported an operating loss in 2000 year-to-date after the restructuring charge of $21.5 million (or $5.5 million loss before reserves of $16.0 million) compared with operating income of $5.7 million in the corresponding period. Before taking restructuring charges into account ($15.0 million in 1999 compared with $2.7 million in 2000), the operating loss in 2000 for the nine-month period was $18.8 million (or $2.8 million loss before reserves of $16.0 million) compared to operating income of $20.7 million in the prior year. This poor performance resulted from reduced unit volumes, pricing reductions, delays in the closing of operations at the Jonesboro, Arkansas plant, unfavorable manufacturing variances, inefficiencies associated with consolidating two service equipment businesses and Asian product sourcing difficulties.

Our Equipment segment reported an operating loss in the third quarter of 2000 of $20.7 million (or $4.7 million loss before reserves of $16.0 million) compared with operating income of $6.5 million in the same period in 1999 attributable largely to reduced unit volumes, pricing reductions, delays in the closing of the Jonesboro plant, unfavorable manufacturing variances, inefficiencies associated with consolidating two service equipment businesses and Asian product sourcing difficulties.

We have largely completed the consolidation of our automotive service equipment businesses, and we are focusing on combining the industrial and automotive lubrication businesses to eliminate market overlaps (scheduled to be completed in the fourth quarter), closing manufacturing operations at the Jonesboro facility (largely completed in October 2000) and reducing working capital. Once these structural changes are completed, the businesses should be in a position to regain sales momentum and market position.

Water Segment
Water segment net sales increased to $690.2 million in 2000 year-to-date, representing a 78.6% increase over the corresponding period in 1999. Net sales for the third quarter of 2000 grew to $208.6 million from $160.9 million in the same period in 1999. While the large sales increases for the respective periods are largely attributable to the 1999 third-quarter acquisition of the pressure vessel and pool and spa equipment businesses, organic net sales did experience high single-digit year-over-year sales growth for the quarter and year-to-date.

Water segment operating income in 2000 year-to-date was $100.7 million, an increase of 94.6% over the first nine months of 1999. Operating income as a percent of sales improved to 14.6% from 13.4%. Operating income in the third quarter of 2000 grew 41.8% to $28.5 million from $20.1 million in the same period in 1999, and as a percentage of sales rose to 13.7% from 12.5%. While the 1999 acquisitions are largely responsible for the magnitude of the increase in operating income, our Water segment achieved organic operating income growth in the mid-teens for both the third quarter and the first nine months.

The outlook for our Water segment is very good. As a result of the 1999 Essef acquisition, we greatly expanded the capabilities of this segment and are focusing more of our resources on growth in overseas markets and the market for complete systems, while continuing to implement our operating improvement initiatives and completing the integration of the acquired businesses into existing operations.

Enclosures Segment
Enclosures segment net sales increased to $557.7 million in 2000 year-to-date, representing a 20.9% increase over the corresponding period in 1999. Third quarter net sales in 2000 grew 17.8% to $190.5 million from $161.7 million in the same period in 1999. Sales increased in the third quarter across all of the businesses and all geographic markets in this segment, although the increases are strongest in the telecom and data networking equipment markets.

Enclosures segment operating income in 2000 year-to-date after the restructuring charge was $74.0 million, an increase from $26.5 million in the prior year nine-month period. Operating income before restructuring charges ($16.7 million expense in 1999 and $1.3 million income in 2000) increased to $72.7 million, up 68.2% over 1999 year-to-date. Pre-charge operating income for the nine-month period increased as a percent of sales to 13.0% from 9.4%. Operating income in the third quarter of 2000 grew 51.1% to $24.8 million from $16.4 million in the same period in 1999. Operating margins for the third quarter increased from 10.1% in 1999 to 13.0% in 2000.

We expect strong growth in our Enclosures segment over the balance of the year and in 2001, especially in the telecom and data networking markets. Enclosures segment backlogs at the end of the third quarter increased nearly 50.0% over backlogs on the same date in 1999. The expansion of our Enclosure businesses around the world will be critical to our future success in the rapidly growing datacom and telecom fields, especially in creating a world-wide capability to serve these markets, whether in the Americas, Europe or Asia. Our Enclosure businesses plan to continue process improvement actions, coordinated utilization of world-wide manufacturing capacity and some capacity expansions to optimize growth and profitability.

Restructuring Charge
In the first quarter of 1999, we recorded a restructuring charge of $38.0 million ($24.1 million after-tax) and in the first quarter of 2000 recorded an additional net restructuring charge of $0.2 million ($0.1 million after-tax). The status and progress of the projects implemented in 1999 were re-evaluated in the first quarter of 2000 and a reduction for a change in the original estimate of $6.3 million was recorded. Additionally, three new related projects were determined as restructuring items and an additional $6.5 million charge was recorded.

The components of the restructuring charge and utilization in 1999 and first nine months of 2000 are as follows:

	Employee
	termination	Asset	Exit
In thousands	benefits	disposals	costs	Total

1999 restructuring charge	$27,534	$7,011	$3,455	$38,000

1999 utilization:

Cash	(9,414)	(93)	(124)	(9,631)

Non-cash	—	(2,900)	(300)	(3,200)

1999 utilization	(9,414)	(2,993)	(424)	(12,831)

December 31, 1999 liability	18,120	4,018	3,031	25,169

Change in estimate	(9,280)	3,692	(752)	(6,340)

2000 restructuring charge	1,300	3,900	1,340	6,540

2000 utilization:

Cash	(6,753)	—	(2,010)	(8,763)

Non-cash	—	(10,986)	(464)	(11,450)

2000 utilization	(6,753)	(10,986)	(2,474)	(20,213)

September 30, 2000 liability	3,387	624	1,145	5,156

The unused portion of the restructuring charge of $5.2 million is included in other accrued liabilities on the condensed consolidated balance sheets. We expect to complete restructuring activities and utilize a majority of the remaining reserve by the end of 2000. We will fund the remaining charge through cash from operations or borrowings under our existing credit facilities.

As of September 30, 2000, approximately 850 employees have been terminated (or in Europe are working under statutory notice periods). We expect the remaining 130 employees affected by the restructuring to be terminated during the fourth quarter of 2000 with the final shutdown of the Jonesboro manufacturing operation.

Asset disposals consist of the write-down of the carrying value of the buildings held for resale and the write-off of special-use manufacturing support assets that are no longer needed and will be scrapped or abandoned. We expect to dispose of the real estate held for resale in early 2001. All of these assets are currently classified as property, plant and equipment.

Restructuring benefits (largely personnel cost savings) realized were approximately $7.9 million and $5.9 million in the first nine months of 2000 and full year 1999, respectively. We anticipate benefits of $12.0 million in 2000 and an additional $15.0 million in 2001, primarily related to reduced labor costs and efficiencies in consolidating distribution and administrative functions. These benefits are net of additional costs for adding 200 employees at other Pentair locations and exclude one-time costs of approximately $7.0 million, of which over half has been incurred to date.

LIQUIDITY AND CAPITAL RESOURCES
Pentair seeks to maintain a total debt to capital ratio around 40.0% as appropriate for our financing needs and business plans, although we will exceed this target ratio from time to time as needed for operational purposes or acquisitions. Our total debt to capital ratio is 50.4% at the end of the third quarter of 2000, up slightly from 50.3% at the end of the second quarter and down from 51.0% at the end of 1999 and 53.5% at the end of the first quarter of 2000. Our available capital resources are deemed adequate for our anticipated uses for the remainder of 2000.

We have targeted a reduction in indebtedness as a key objective in 2000 in order increase our financial flexibility and reduce interest expense. We expect this reduction in to be achieved by significantly increasing the amount of our free cash flow (net cash provided by operating activities less purchases of property, plant and equipment) throughout the year. We are projecting 2000 free cash flow to be 3.0% of net sales, including a significant reduction in working capital from the first quarter of about $100.0 million.

Of our total indebtedness at the end of the third quarter of 2000, about 81% ($850.6 million, including $22.6 million in current maturities) is long-term and has an average life to maturity of 6 years. This long-term indebtedness has interest rates varying from 7.0% to 9.0%, with an average interest rate of 7.33%. We believe that currently outstanding long-term indebtedness is and will continue to be adequate for our financing needs for the foreseeable future. We also believe that we will be able to obtain additional long-term indebtedness as our needs may increase or our current indebtedness matures.

Short-term indebtedness stands at $198.3 million as of September 30, 2000, up slightly from $196.1 million at the end of the second quarter of 2000. This short-term indebtedness has an average interest rate of 7.20%. We believe that we will generate substantial cash flow from operations during the fourth quarter of 2000 that will primarily be used to reduce current indebtedness. We renewed our current short-term credit agreements at the time of their scheduled expiration in August 2000. In addition, we instituted a commercial paper program in January 2000 for the issuance of short-term notes at favorable interest rates compared with the rates on our revolving debt.

We expect capital spending in 2000 to be in the $80-85 million range and will relate to e-business initiatives, computer hardware and software investments, manufacturing cost reduction projects, new product development and reconfiguration of manufacturing facilities.

At the end of the first nine months of 2000, free cash flow was negative by $16.3 million, with free cash flow in the third quarter of $16.0 million, net of an inventory build of power tools for retailer orders for the Christmas season. Our fourth quarter has been historically the quarter in which we experience our largest free cash flow. We anticipate free cash flow of approximately $100 million for full year 2000 compared with $85.4 million in full year 1999.

Our focused effort on collection of receivables, negotiation of better payment terms and reductions in inventory showed positive results, helped in part by normal customer payments for seasonal purchases in our Water segment. We intend to continue to emphasize controlling working capital and maximizing free cash flow.

In 2000, Pentair paid two quarterly dividends of $0.16 per share and recently announced an increase in our quarterly dividend rate of six percent to $0.17 per share. The increased cash dividend was paid November 10, 2000 to shareholders of record at the close of business on October 27, 2000.

Outlook
We operate in four segments. This diversification enables Pentair to consistently improve results despite difficult markets in one or more businesses. Continuing demand for power tools in the Do-It-Yourself (DIY) channel, ever-rising needs for clean water throughout the world, and the critical importance of protecting sensitive electronics give our businesses excellent prospects for strong long-term performance. Markets for lubrication and automotive equipment continue to remain static. Our basic operating strategies – ongoing cost containment, new product development, multi-channel distribution, and the pursuit of value-added acquisitions – drive our businesses in both growing and softer economies.

We continue to look for synergistic acquisitions in each of our business segments, in line with our pattern over the past five years. Of the fifteen acquisitions made since 1994, most were smaller businesses or product lines that fit with existing operations, offering new products or expanded geographic scope. In addition, three transactions over the last three years were stand-alone acquisitions of large established businesses. We intend to continue to pursue smaller, bolt-on purchases, but will also carefully review larger targets that have the capability to significantly expand our current segments, or in appropriate cases, that establish an additional business segment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 30, 2000. For additional information, refer to Item 7A on pages 22-23 of our 1999 Form 10-K.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Horizon Litigation

There have been no further material developments since our report contained in the Form 10-Q for the second quarter of 2000.

Other Litigation

We are occasionally a party to litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of all currently pending matters will not be material.

ITEM 5.	OTHER INFORMATION

On August 23, 2000, the Board of Directors of Pentair adopted a restatement of our By-Laws (the “By-Laws”), which effected a series of amendments to the By-Laws. Among other things, the amendments to the By-Laws establish or clarify:

(i) procedures for shareholders to call a special meeting;

(ii) procedures for adjourning a shareholder meeting with or without shareholder action;

(iii) requirements for raising matters that can be considered at any annual meeting of shareholders; and

(iv) procedures for shareholders to nominate persons for election to the Board of Directors.

These amendments are intended to protect shareholders from actions being taken at shareholder meetings without adequate deliberation and to assist Pentair in dealing with such actions in an organized manner. The 2001 Annual Meeting of Shareholders of Pentair has been scheduled for April 25, 2001. A shareholder who intends to present business at the 2001 Annual Meeting of Shareholders (including, nominating persons for election as directors) must comply with the requirements set forth in the By-Laws. Among other things, to bring business before an annual meeting, a shareholder must give written notice thereof, complying with the By-Laws, to the Secretary of Pentair within a specified time period. Accordingly, if Pentair does not receive notice of a shareholder proposal submitted otherwise than pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, prior to January 24, 2001, then the notice will be considered untimely and Pentair will not be required to present such proposal at the 2001 Annual Meeting of Shareholders. If the Board of Directors chooses to present such proposal at the 2001 Annual Meeting of Shareholders, then the persons named in proxies solicited by the Board of Directors for the 2001 Annual Meeting of Shareholders may exercise discretionary voting power with respect to such proposal.

The restated By-Laws of Pentair, effective as of August 23, 2000, were attached as an exhibit to a Current Report on Form 8-K filed by Pentair with the Securities and Exchange Commission on September 21, 2000. The foregoing description of the amendments to the By-Laws does not purport to be complete and is qualified in its entirety by reference to such exhibit.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)		Exhibits

	3.2	Third Amended and Restated By-Laws as amended effective August 23, 2000 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.1	Company’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.2	Company’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective

August 23, 2000 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.3	Company’s Restoration Plan as Amended and Restated effective August 23, 2000 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.4	Company’s First Amendment effective August 23, 2000 to Omnibus Stock Incentive Plan as Amended and Restated effective February 14, 1996 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.5	Amendment effective August 23, 2000 to Company’s Fourth Amended and Restated Compensation Plan for Non-Employee Directors (incorporated by reference to Form 8-K filed September 21, 2000).

	10.6	Amendment effective August 23, 2000 to Company’s Outside Directors Non-Qualified Stock Option Plan (incorporated by reference to Form 8-K filed September 21, 2000).

	10.7	Amendment effective August 23, 2000 to Company’s Deferred Compensation Plan effective January 1, 1993 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.8	Amendment effective August 23, 2000 to Company’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (incorporated by reference to Form 8-K filed September 21, 2000).

	10.9	Amendment effective August 23, 2000 to Company’s Executive Officer Performance Plan (incorporated by reference to Form 8-K filed September 21, 2000).

	10.10	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Winslow H. Buxton (incorporated by reference to Form 8-K filed September 21, 2000).

	10.11	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (incorporated by reference to Form 8-K filed September 21, 2000).

	10.12	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Joseph R. Collins and Roy T. Rueb (incorporated by reference to Form 8-K filed September 21, 2000).

	10.13	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, George M. Danko, Karen A. Durant, David D. Harrison, Deb S. Knutson, James H. White and others (incorporated by reference to Form 8-K filed September 21, 2000).

	27	Financial Data Schedule

(b)		Reports on Form 8-K

A Form 8-K dated July 20, 2000 and filed on August 11, 2000, announcing that Pentair reorganized its management reporting structure into four segments in place of the three segments it had used since the fourth quarter of 1997.

A Form 8-K dated August 23, 2000 and filed on September 21, 2000, announcing that our Board of Directors adopted a series of amendments and restatements of the our By-Laws and several compensation plans. The Board also approved the form of Key Executive Employment and Severance Agreements for certain executive officers of Pentair and our subsidiaries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2000.

PENTAIR, INC

Registrant

By /s/ David D. Harrison

David D. Harrison

Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)