Form 10-K
period 2000-12-31
PENTAIR INC
filed 2001-03-19
CIK 77360

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-11625

                                 PENTAIR, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MINNESOTA                                          41-0907434
-------------------------------------------------  -----------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR   (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
  ORGANIZATION)

1500 COUNTY ROAD B2 WEST, SUITE 400, ST. PAUL,     55113
MINNESOTA                                          -----------------------------------------
-------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (651) 636-7920

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------  -----------------------------------------
Common Shares, $0.16 2/3 par value                 New York Stock Exchange
Common Share Purchase Rights                       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant on February 26, 2001, was $1,203,932,854, based upon a closing price of $27.2813 per share. The number of shares outstanding of Registrant's only class of common stock on February 26, 2001, was 49,004,429.

                                 PENTAIR, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                     PART I

                                                                        PAGE
                                                                        ----

ITEM 1.   Our Business                                                    3
ITEM 2.   Properties                                                      5
ITEM 3.   Legal Proceedings                                               5
ITEM 4.   Submission of Matters to a Vote of Security Holders             7

                                  PART II

ITEM 5.   Market for Registrant's Common Stock and Related Security
          Holder Matters                                                  8
ITEM 6.   Selected Financial Data                                         9
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      10
ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk     19
ITEM 8.   Financial Statements and Supplementary Data                    20
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                       45

                                  PART III

ITEM 10.  Directors and Executive Officers of the Registrant             45
ITEM 11.  Executive Compensation                                         45
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                     45
ITEM 13.  Certain Relationships and Related Transactions                 45

                                  PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                            46
          Signatures                                                     49

                                     PART I

ITEM 1.  OUR BUSINESS

Unless otherwise indicated, all references to "Pentair," "we," "our," and "us" refer to Pentair, Inc., a Minnesota corporation (incorporated in 1966), and its subsidiaries.

We are a diversified manufacturer operating in three segments on a global basis. Our diversification enables us to provide shareholders with relatively consistent and improved operating results despite difficult markets in one or another segment. Continuous demand for power tools, ever-increasing need for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair excellent prospects for long-term performance. Our basic operating strategies include:

- ongoing cost containment;
- new product development;
- multi-channel distribution; and
- portfolio management of our businesses.

Our home page on the Internet is www.pentair.com. You may learn more about us by visiting this site. The information on our web site is not incorporated into this annual report on Form 10-K.

RECENT DEVELOPMENTS

GROWTH OF OUR BUSINESS
We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities. We seek growth both through product and service innovation and acquisitions. Acquisitions have played an important part in the growth of our business over the past five years.

DISCONTINUED OPERATIONS
After evaluating our strategic plans for the future, we elected to discontinue our Equipment segment (Century/Lincoln and Lincoln Industrial businesses) in the fourth quarter of 2000. Discussions with potential purchasers are currently being held and we expect to dispose of these businesses in mid-2001. Also refer to ITEM 7, Management's Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

BUSINESS SEGMENTS

We classify our continuing operations into the following business segments:

- TOOLS -- which manufactures and markets tool products positioned at the high-end of the market and targets professionals and upscale hobbyists. Tools segment products include woodworking machinery, portable power tools, compressors, generators, and pressure washers.

- WATER -- which manufactures and markets essential products for the transport and treatment of water, wastewater and fluids. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations for thick fluid transfer applications, storage tanks, filtration systems, and pool and spa accessories.

- ENCLOSURES -- which designs, manufactures, and markets customized and standard metal and composite enclosures that house and protect sensitive controls and components for markets that include data communications, networking, telecommunications, automotive, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, thermal management backplanes and power supplies.

- OTHER -- is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

Business segment and geographical financial information is contained in ITEM 8,
Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K and is incorporated herein by reference.

TOOLS SEGMENT

SEASONALITY
In line with the Christmas gift-giving season, we experience strong fourth quarter and weaker first quarter sales in our Tools segment. Because of this, we also experience higher inventories in the third quarter and growth in accounts receivable in the fourth and first quarters of each year.

COMPETITION
The Tools segment faces numerous competitors, some of which are larger and have more resources. Competition in the Tools segment has been intense and continues to increase, especially as these industries consolidate. In most markets, only a few large players remain, each having extensive product lines. Growth is anticipated to come from product development, continued penetration of expanding market channels, and acquisitions.

Competition at the end-user level focuses primarily on brand names, product performance and features, quality, service and, most importantly, price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, after-sale service capability, and competitive pricing. Our strategy is to be the price/quality leader in our selected markets. Our success in maintaining our position in the marketplace is primarily due to developing product feature innovations, new products, outsourcing, and other cost-reduction measures.

CUSTOMER CONCENTRATION
Information regarding significant customers in our Tools segment is contained in
ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K and is incorporated herein by reference.

WATER SEGMENT

SEASONALITY
We experience strong seasonal demand in our Water segment for pool and spa equipment products in the March through July time period, with advance sales occurring in earlier months, which generally receive longer payment terms.

COMPETITION
Our Water segment faces numerous competitors, some of which are larger, have more resources, and are more vertically integrated. Competition in the commercial and residential pump markets focuses on brand names, product performance, quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pump markets. In municipal pump markets, competition focuses on performance to required specification, service and price. Competition in the water treatment component market focuses on product performance and design, quality, delivery and price. In the pool and spa equipment market, there are a number of competitors with one that we consider our major competitor. We compete by offering a wide variety of innovative and high quality products, which are competitively priced. Our existing distribution channels and reputation for quality also contribute to our continuing market penetration.

ENCLOSURES SEGMENT

COMPETITION
Competition in product markets can be very intense, especially in telecom and datacom markets, where product design, prototyping, global supply, and customer service are very significant factors. As we further penetrate the telecom and datacom markets, the Enclosures segment encounters increasing competition on a global basis from contract electronics manufacturers. Finally, growth in the Enclosures segment will likely come from continued channel penetration, growth in defined modification product offerings, product development, geographic expansion, and acquisitions. Consolidation, globalization, and outsourcing are the most important trends in the fast-growing electronic enclosures business and we participated by making several acquisitions in the past few years. The globalization of product demand increasingly requires worldwide local supply capability and no one competitor has successfully established that capability, although each of the major competitors in this market is actively pursuing geographic extension for customer support purposes.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

BACKLOG
Our backlog of orders from continuing operations was $257.1 million as of the end of 2000, compared with $221.1 million as of the end of 1999. The increase in 2000 backlog is primarily due to increased orders for our enclosure products.

ENVIRONMENTAL
Matters pertaining to the environment are discussed in ITEM 3, ITEM 7, and in
ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K and are incorporated herein by reference.

RAW MATERIALS
As a result of our significant diversification, we are not exposed to large swings in any one raw material price. The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply.

INTELLECTUAL PROPERTY
Patents, trademarks, and proprietary technology are important to our business. However, we do not regard our business as being materially dependent upon any single patent, trademark, or technology.

EMPLOYEES
As of the end of 2000 we employed approximately 13,100 people and consider our employee relations to be good.

ITEM 2.  PROPERTIES

Our corporate offices are located in St. Paul, Minnesota. Manufacturing operations are carried out at approximately 22 plants located throughout the United States and at some 16 manufacturing plants located in 9 other countries. In addition, we have approximately 30 warehouse facilities and numerous sales and service offices throughout the world.

We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3.  LEGAL PROCEEDINGS

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, patent infringement, and employment matters. Major matters that may have an impact on Pentair are discussed below. We believe that the outcome of such legal proceedings and claims will not have a material adverse effect on our financial position, liquidity, or future results of operations.

ENVIRONMENTAL
We have been named as defendants, targets or potentially responsible parties
(PRPs) in a small number of environmental cleanups, in which we or our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial condition or results of operations. We have disposed of a number of businesses over the past ten years; in certain cases, such as the disposition of Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have established what we believe to be adequate accruals for potential liabilities arising out of these retained responsibilities. Claims since the sale have supported our position on accruals.

In addition to retained obligations relating to these disposed operations, there are pending environmental issues concerning a site in Jackson, Tennessee, on which the state environmental agency has opened an investigation. We acquired the site from Rockwell International Corporation, with whom we have agreed on division of responsibility for remediation and other future costs relating to the site. We do not believe, however, that projected response costs will result in material liability or material changes in operations.

PRODUCT LIABILITY CLAIMS
As of February 28, 2001, we are defendants in approximately 123 product liability lawsuits and have been notified of approximately 138 additional claims. We continue to have in place insurance coverage deemed adequate for our needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company (Penwald), a regulated insurance company wholly owned by Pentair. See discussion in ITEM 8, Note 1 of Notes to the Consolidated Financial Statements -- Insurance subsidiary. Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. We have not experienced unfavorable trends in either the severity or frequency of product liability claims.

HORIZON LITIGATION
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity), were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition in August 1999. These lawsuits alleged exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual "opt-out" passenger suits, and a suit by Celebrity. Celebrity alleges in its suit that it has sustained economic damages due to loss of usage of the M/V Horizon while it was dry-docked.

The claims against Essef and its involved subsidiaries, are based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa, and filters, contained bacteria that infected certain passengers on cruises from December 1993 through July 1994.

Prior to our acquisition of Essef, a settlement was reached in the class action. Essef and Celebrity have jointly attempted to resolve claims brought by "opt-out" plaintiffs. To date, all but four of the "opt-out" plaintiffs' claims have been settled. Compensatory damage trials for the four remaining "opt-out" plaintiffs are scheduled to commence in late March 2001.

The claims of one plaintiff were tried under a stipulation among all remaining parties providing that the liability findings would be applicable to all plaintiffs and defendants. The claims of this plaintiff were unusual because he alleged that he developed complications that profoundly impaired his mental functioning. (No other plaintiff asserted similar claims).

The trial resulted in a jury verdict on June 13, 2000 finding liability on the part of the Essef Defendants (70%) and Celebrity and its sister company Fantasia (together 30%). Compensatory damages in the total amount of $2.7 million were awarded, each defendant being accountable for its proportionate share of liability. The Essef Defendants' proportionate share is covered by insurance. Punitive damages were separately awarded against the Essef Defendants in the total amount of $7 million, with 60% awarded to all remaining plaintiffs and 40% to Celebrity. In any subsequent trial of other plaintiffs in this litigation, no further punitive damages will be available. Essef and its subsidiaries filed post-trial motions challenging the verdict, and if necessary, will file an appeal.

At the current time, we are optimistic that all of the pending suits will be resolved within available insurance coverage. With regard to Celebrity's claim against Essef, Westchester, one of Essef's insurance carriers, has issued a Notice of Rights letter. This is a pre-acquisition liability and we have reserves sufficient to cover the amount of any uninsured awards or settlements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair, their ages, current position, and their business experience during the past five years are as follows:

          NAME            AGE             CURRENT POSITION AND BUSINESS EXPERIENCE
          ----            ---             ----------------------------------------
Randall J. Hogan          45    President and Chief Executive Officer since January 2001;
                                President and Chief Operating Officer, December
                                1999 -- December 2000; Executive Vice President and
                                President of Pentair's Electrical and Electronic Enclosures
                                Group, March 1998 -- December 1999; President of United
                                Technologies' Carrier Transicold Division, February
                                1995 -- August 1997.
David D. Harrison         53    Executive Vice President and Chief Financial Officer since
                                February 2000; Executive Vice President and Chief Financial
                                Officer of Scotts Company, August 1999 -- February 2000;
                                Executive Vice President and Chief Financial Officer of
                                Coltec Industries, August 1996 -- August 1999; Executive
                                Vice President and Chief Financial Officer of Pentair, Inc.,
                                March 1994 -- July 1996.
Richard J. Cathcart       56    President and Chief Operating Officer of Water Technologies
                                segment since January 2001; Executive Vice President and
                                President of Pentair's Water Technologies Group, February
                                1996 -- December 2000; Executive Vice President, Corporate
                                Development, March 1995 -- January 1996.
George M. Danko           50    President and Chief Operating Officer of Enclosures segment since January 2001; Senior Vice President, Corporate
                                Development & Centralized Services, September
                                1999 -- December 2000; Vice President, Corporate
                                Development, October 1997 -- August 1999; General Manager of
                                Sales Operations of General Electric's Electrical
                                Distribution and Control Division, September 1994 -- October
                                1997.
Frank J. Feraco           53    President and Chief Operating Officer of Tools segment since
                                December 2000; President, Textron Industrial Products
                                Segment, 1998 -- December 2000; President, Kohler Company
                                International Plumbing Business, 1996 -- 1998; President,
                                Danaher Corp. Tools Group, 1994 -- 1996.
Louis L. Ainsworth        53    Senior Vice President and General Counsel since July 1997;
                                Shareholder and Officer of the law firm of Henson & Efron,
                                P.A., November 1985 -- June 1997.
Winslow H. Buxton         61    Chairman of the Board of Directors of Pentair since January
                                1993; Chief Executive Officer, August 1992 -- December 2000;
                                President, August 1992 -- November 1999.
Joseph R. Collins         59    Vice-Chairman since November 1998; Executive Vice President,
                                March 1995 -- October 1998.
Karen A. Durant           41    Vice President, Controller since September 1997; Controller,
                                January 1996 -- August 1997; Assistant Controller, September
                                1994 -- December 1995; Director of Financial Planning and
                                Control of Hoffman Enclosures Inc. (subsidiary of
                                Registrant), October 1989 -- August 1994.
Debby S. Knutson          46    Vice President, Human Resources since September 1994.
Roy T. Rueb               60    Vice President, Treasurer since October 1986 and Secretary since June 1994.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol "PNR." As of December 31, 2000, there were 4,271 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2000 and 1999 were as follows:

                                         2000                                        1999
                       -----------------------------------------   -----------------------------------------
                        FIRST      SECOND     THIRD      FOURTH     FIRST      SECOND     THIRD      FOURTH
------------------------------------------------------------------------------------------------------------
HIGH                   $39.4375   $44.0000   $36.3750   $30.5000   $41.8125   $48.8750   $47.8125   $41.1250
LOW                    $31.8125   $35.3125   $23.9375   $21.0000   $31.3125   $30.9375   $40.1250   $32.4375
CLOSE                  $37.0625   $35.5000   $26.7500   $24.1875   $31.3125   $45.3125   $41.4375   $38.5000

DIVIDENDS DECLARED     $   0.16   $   0.16   $   0.17   $   0.17   $   0.16   $   0.16   $   0.16   $   0.16

Pentair has paid 100 consecutive quarterly dividends. See ITEM 8, Note 8 of Notes to Consolidated Financial Statements for certain dividend restrictions.

The Annual Meeting of Shareholders of Pentair will be held at the Lutheran Brotherhood Auditorium, 625 Fourth Avenue South, Minneapolis, Minnesota, on Wednesday, April 25, 2001, at 10:00 A.M.

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth summary consolidated historical data relating to Pentair and was derived from the audited historical Consolidated Financial Statements of Pentair.

                                                                         YEARS ENDED DECEMBER 31
                                                      --------------------------------------------------------------
DOLLARS IN THOUSANDS, EXCEPT PER-SHARE DATA                           2000         1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS
Net sales:                Tools                       $1,066,616   $  875,643   $  661,782   $  573,787   $  478,107
                          Water                          903,672      582,927      441,030      306,047      218,344
                          Enclosures                     777,725      657,500      586,829      600,491      566,919
                          Other                               --           --           --      128,136      133,360
--------------------------------------------------------------------------------------------------------------------
                          Total                        2,748,013    2,116,070    1,689,641    1,608,461    1,396,730
--------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                     2,051,515    1,529,419    1,227,427    1,189,777    1,032,343
Other costs and expenses                                 469,679      361,877      297,972      272,578      240,982
Restructuring charge                                      24,789       23,048           --           --           --
Operating income:         Tools                           23,751      100,680       80,383       62,669       45,800
                          Water                          120,732       73,362       56,264       32,366       30,562
                          Enclosures                      96,268       46,346       46,026       47,282       53,856
                          Other                          (38,721)     (18,662)     (18,431)       3,789       (6,813)
--------------------------------------------------------------------------------------------------------------------
                          Total                          202,030      201,726      164,242      146,106      123,405
--------------------------------------------------------------------------------------------------------------------
Gain on sale of business                                      --           --           --       10,313           --
Net interest expense                                      74,899       43,582       19,855       19,729       16,849
Provision for income taxes                                45,263       60,056       53,667       58,089       42,860
Income from continuing operations                         81,868       98,088       90,720       78,601       63,696
Income (loss) from discontinued operations, net of
  tax                                                    (24,759)       5,221       16,120       12,999       10,813
Cumulative effect of accounting change, net of tax        (1,222)          --           --           --           --
Net income                                                55,887      103,309      106,840       91,600       74,509
Preferred dividends                                           --           --       (4,267)      (4,867)      (4,928)
Income available to common shareholders                   55,887      103,309      102,573       86,733       69,581
--------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Property and equipment, net                           $  352,984   $  367,783   $  271,389   $  261,486   $  270,071
Total assets                                           2,644,025    2,706,516    1,484,207    1,413,494    1,236,694
Long-term debt                                           781,834      857,296      288,026      294,368      279,889
Total debt                                               913,974    1,035,084      340,721      328,538      312,817
Preferred equity                                              --           --       53,638       53,381       47,618
Common equity                                          1,010,591      990,771      653,990      574,272      513,133
Debt/invested capital                                       47.5%        51.1%        32.5%        34.4%        35.8%
--------------------------------------------------------------------------------------------------------------------
COMMON SHARE DATA
Basic EPS -- continuing operations                    $     1.68   $     2.24   $     2.25   $     1.94   $     1.57
Basic EPS -- discontinued operations                       (0.51)        0.12         0.42         0.34         0.29
Basic EPS -- cumulative effect of accounting change        (0.02)          --           --           --           --
--------------------------------------------------------------------------------------------------------------------
Basic EPS -- net income                                     1.15         2.36         2.67         2.28         1.86
--------------------------------------------------------------------------------------------------------------------
Diluted EPS -- continuing operations                        1.68         2.21         2.09         1.81         1.47
Diluted EPS -- discontinued operations                     (0.51)        0.12         0.37         0.30         0.26
Diluted EPS -- cumulative effect of accounting
  change                                                   (0.02)          --           --           --           --
--------------------------------------------------------------------------------------------------------------------
Diluted EPS -- net income                                   1.15         2.33         2.46         2.11         1.73
--------------------------------------------------------------------------------------------------------------------
Cash dividends declared per common share                    0.66         0.64         0.60         0.54         0.50
Stock dividends declared per common share                     --           --           --           --        100.0%
Book value per common share                                20.75        20.51        16.99        15.04        13.60
--------------------------------------------------------------------------------------------------------------------
OTHER DATA
Depreciation and amortization                         $   99,028   $   82,068   $   62,054   $   62,817   $   55,415
Capital expenditures                                      68,041       53,671       43,335       69,364       67,216
Employees of continuing operations                        13,100       12,400        8,800        8,800        8,000
--------------------------------------------------------------------------------------------------------------------

All financial information reflects our Equipment segment (Century/Lincoln and Lincoln Industrial businesses) as discontinued operations.

We have restated all financial information for the adoption of a new accounting standard related to shipping and handling fees and costs.

The 2000 results include a non-cash pre-tax cumulative effect of accounting change of $1.9 million expense ($1.2 million after tax, or $0.02 per share).

The 1997 results include a pre-tax gain on the sale of Federal Cartridge of $10.3 million ($1.2 million after tax, or $0.03 per share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expected," "intend," "estimate," "anticipate," "believe," "project," or "continue," or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all-potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

     - changes in industry conditions, such as:

      - the strength of product demand;

      - the intensity of competition;

      - pricing pressures;

      - market acceptance of new product introductions;

      - the introduction of new products by competitors;

      - our ability to source components from third parties without interruption and at reasonable prices; and

      - the financial condition of our customers.

     - changes in our business strategies;

     - general economic conditions, such as the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;

     - changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies and inventory risks due to shifts in market demand; and

     - our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth information from our consolidated statements of income.

                                                                                           00/99      99/98
IN THOUSANDS                                          2000         1999         1998      % CHANGE   % CHANGE
-------------------------------------------------------------------------------------------------------------
Net sales                                          $2,748,013   $2,116,070   $1,689,641      29.9%      25.2%
Cost of goods sold                                  2,051,515    1,529,419    1,227,427      34.1%      24.6%
-------------------------------------------------------------------------------------------------------------
Gross profit                                          696,498      586,651      462,214      18.7%      26.9%
  % of net sales                                        25.3%        27.7%        27.4%
SG&A and R&D                                          469,679      361,877      297,972      29.8%      21.4%
  % of net sales                                        17.1%        17.1%        17.6%
Restructuring charge                                   24,789       23,048           --       7.6%        --
  % of net sales                                         0.9%         1.1%           --
-------------------------------------------------------------------------------------------------------------
Operating income                                      202,030      201,726      164,242       0.2%      22.8%
  % of net sales                                         7.4%         9.5%         9.7%
Net interest expense                                   74,899       43,582       19,855      71.9%     119.5%
  % of net sales                                         2.7%         2.1%         1.2%
-------------------------------------------------------------------------------------------------------------
Income from continuing operations before income
  taxes                                               127,131      158,144      144,387     (19.6%)      9.5%
  % of net sales                                         4.6%         7.5%         8.5%
Provision for income taxes                             45,263       60,056       53,667     (24.6%)     11.9%
  Effective tax rate                                    35.6%        38.0%        37.2%
-------------------------------------------------------------------------------------------------------------
Income from continuing operations                      81,868       98,088       90,720     (16.5%)      8.1%
  % of net sales                                         3.0%         4.6%         5.4%
Income (loss) from discontinued operations, net
  of tax                                             (24,759)        5,221       16,120    (574.2%)    (67.6%)
Cumulative effect of accounting change, net of
  tax                                                 (1,222)           --           --        --         --
-------------------------------------------------------------------------------------------------------------
Net income                                             55,887      103,309      106,840     (45.9%)     (3.3%)
Preferred dividends                                        --           --      (4,267)        --     (100.0%)
-------------------------------------------------------------------------------------------------------------
Income available to common shareholders            $   55,887   $  103,309   $  102,573     (45.9%)      0.7%
=============================================================================================================

Percentages may reflect rounding adjustments.
SG&A and R&D -- Selling, general and administrative; and Research and development.

NET SALES
The components of the net sales increase were:

                                                              2000 VS. 1999   1999 VS. 1998
-------------------------------------------------------------------------------------------
Volume                                                            32.5%           26.0%
Price                                                             (1.0%)          (0.3%)
Currency                                                          (1.6%)          (0.5%)
-------------------------------------------------------------------------------------------
Total net sales increase                                          29.9%           25.2%
===========================================================================================

Net sales in 2000 totaled $2,748 million, compared with $2,116 million in 1999 and $1,690 million in 1998. In 2000, volume grew about 32.5 percent (up about 8 percent adjusted for acquisitions), with the stronger U.S. dollar reducing sales by about 1.6 percent. In 1999, volume grew about 26 percent (up about 5 percent adjusted for acquisitions).

Sales by segment and the change from the prior year were as follows:

                                                                                00/99      99/98
IN THOUSANDS                               2000         1999         1998      % CHANGE   % CHANGE
--------------------------------------------------------------------------------------------------
Tools                                   $1,066,616   $  875,643   $  661,782     21.8%      32.3%
Water                                      903,672      582,927      441,030     55.0%      32.2%
Enclosures                                 777,725      657,500      586,829     18.3%      12.0%
--------------------------------------------------------------------------------------------------
Total                                   $2,748,013   $2,116,070   $1,689,641     29.9%      25.2%
==================================================================================================

TOOLS
The increase in Tools segment sales in 2000 and 1999 was primarily due to:

- the September 1999 acquisition of DeVilbiss Air Power Company (DAPC); and
- higher volume in our Porter-Cable/Delta business.

These increases were partially offset by:

- volume decreases in 2000 for generators due to high inventories at distributors and retailers at the end of 1999 and lower storm sales in 2000; and
- price decreases, primarily in our Porter-Cable/Delta business, due to price discounting in some markets on some products in 2000 to recover market share.

WATER
The increase in Water segment sales in 2000 and 1999 was primarily due to:

- the August 1999 acquisition of the pressure vessel and pool and spa equipment businesses of Essef Corporation (Essef); and
- increased volume in our pump and valve businesses due to higher demand.

These increases were somewhat offset by:

- unfavorable impacts of foreign currency translation primarily in our valve and pressure vessel businesses.

ENCLOSURES
The increase in Enclosures segment sales in 2000 and 1999 was primarily due to:

- higher volume due to strong demand for our products in the telecom and datacom markets and with industrial original equipment manufacturers; and
- the April 1999 acquisition of WEB Tool & Manufacturing, Inc.

These increases were somewhat offset by:

- unfavorable impacts of foreign currency translation. Excluding the impacts of foreign currency translation, 2000 Enclosures segment sales increased by 22 percent over 1999.

GROSS MARGIN
Gross margin was 25.3 percent in 2000, compared with 27.7 percent in 1999 and
27.4 percent in 1998.

The 2.4 point decline in 2000 from 1999 was primarily the result of:

- lower sales volume for generators in our DAPC business;
- lower selling prices due to price discounting to recover market share in our Porter-Cable/Delta business;
- unfavorable product mix in our Tools and Enclosures segments;
- unfavorable inventory variances, primarily in our Porter-Cable/Delta business, due in part to the increases in inventory valuation reserves in the fourth quarter of 2000; and
- higher costs due to challenges encountered in the setup of our new inventory distribution center for our Porter-Cable/Delta business in January 2000.

The slight improvement in 1999 of 0.3 points from 1998 is primarily due to:

- higher volume in our Porter-Cable/Delta business and Enclosures segment; and
- material cost savings as a result of supply management initiatives in 1999.

These improvements were partially offset by:

- unfavorable product mix, primarily the result of the 1999 DAPC and Essef acquisitions.

SELLING, GENERAL AND ADMINISTRATIVE AND RESEARCH AND DEVELOPMENT (SG&A AND R&D) SG&A and R&D was 17.1 percent of sales in both 2000 and 1999 and 17.6 percent in 1998. While the overall percentages in 2000 and 1999 were comparable, these expenses as a percent of sales were higher in our Tools segment as spending outpaced sales growth. We experienced higher spending in 2000 in our Tools segment for:

- advertising and selling expenses; and
- one-time costs of $22 million for the establishment of additional accounts receivable reserves, of which, $16 million was to cover the deteriorating credit quality of one customer.

These increases in 2000 were offset by lower SG&A and R&D costs as a percent of sales in our Water and Enclosures segments as sales growth outpaced spending.

RESTRUCTURING CHARGE
1999 RESTRUCTURING CHARGE
To reduce costs and improve productivity, we initiated a restructuring program in the first quarter of 1999 to consolidate manufacturing facilities, reduce overhead, and outsource certain product lines. Related to this, we recorded a restructuring charge of $23.0 million in our Tools and Enclosures segments. In the first quarter of 2000 we reevaluated the status and progress of projects implemented in 1999 and recorded a change in estimate that reduced the restructuring charge by $8.5 million. In addition, new projects related to the original restructuring charge were identified and we recorded an additional $6.0 million charge. In the fourth quarter of 2000, we recorded a final change in estimate of $0.5 million that increased the restructuring charge. As of the end of 2000, this restructuring program was complete.

The additional charge in the first quarter of 2000 of $6.0 million related to our Enclosures segment and consisted of:

- the closure of a North American facility; and
- the non-cash write-off of impaired goodwill of $3.0 million.

2000 RESTRUCTURING CHARGE
To reduce costs and improve productivity and accountability, we initiated a fourth quarter 2000 restructuring program to decentralize corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million.

The major components of the 1999 and 2000 restructuring charges and remaining restructuring liability follows:

                                                       EMPLOYEE     NON-CASH
                                                      TERMINATION     ASSET      EXIT
IN THOUSANDS                                           BENEFITS     DISPOSALS    COSTS     TOTAL
--------------------------------------------------------------------------------------------------
1999 RESTRUCTURING CHARGE (FIRST QUARTER)               $21,288     $  1,100    $   660   $ 23,048
     Utilization                                         (8,678)          --       (167)    (8,845)
--------------------------------------------------------------------------------------------------
     DECEMBER 31, 1999 LIABILITY                         12,610        1,100        493     14,203

     First quarter 2000 change in estimate               (9,110)          --        602     (8,508)
     First quarter 2000 restructuring charge                800        3,900      1,340      6,040
     Fourth quarter 2000 change in estimate                 747           42       (332)       457
     Utilization                                         (5,047)      (5,042)    (2,103)   (12,192)
--------------------------------------------------------------------------------------------------
     LIABILITY BEFORE 2000 RESTRUCTURING CHARGE              --           --         --         --

2000 RESTRUCTURING CHARGE (FOURTH QUARTER)                7,888       10,518      8,394     26,800
     Utilization                                             --      (10,518)       (87)   (10,605)
--------------------------------------------------------------------------------------------------
     DECEMBER 31, 2000 LIABILITY                        $ 7,888     $     --    $ 8,307   $ 16,195
==================================================================================================

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge of $16.2 million, which will be used or paid in 2001.

As a result of our 1999 restructuring charge, our workforce was reduced by approximately 800 employees. Workforce reductions related to the 2000 restructuring charge are for about 260 employees. Employee termination benefits consist primarily of severance and outplacement counseling fees.

Non-cash asset disposals related to the 1999 restructuring charge consisted of equipment write-downs due to abandonment and the write-off of impaired goodwill. Non-cash asset disposals related to the 2000 restructuring charge consisted of the abandonment of leasehold improvements and the abandonment of internal use software under development.

Exit costs are primarily related to contract and lease termination costs.

OPERATING INCOME
Operating income by segment and the change from the prior year were as follows:

                                                                              00/99      99/98
IN THOUSANDS                                  2000       1999       1998     % CHANGE   % CHANGE
------------------------------------------------------------------------------------------------
Tools(1)                                    $ 23,751   $100,680   $ 80,383    (76.4%)     25.3%
Water                                        120,732     73,362     56,264     64.6%      30.4%
Enclosures(2)                                 96,268     46,346     46,026    107.7%       0.7%
Other(3)                                     (38,721)   (18,662)   (18,431)   107.5%       1.3%
------------------------------------------------------------------------------------------------
Total                                       $202,030   $201,726   $164,242      0.2%      22.8%
================================================================================================

(1) Includes restructuring charge expense of $5.4 million in 2000 and $6.3 million in 1999.

(2) Includes restructuring charge (income) of $(1.6) million in 2000 and $16.7 million expense in 1999.

(3) Includes restructuring charge expense of $21.0 million in 2000.

TOOLS
The decrease in Tools segment operating income in 2000 was primarily due to:

- one-time working capital charges of $30 million for inventory and accounts receivable impairment;
- lower sales volume for generators and a change in product mix in our Porter-Cable/Delta business; and
- lower selling prices due to price discounting to recover market share.

The increase in Tools segment operating income in 1999 was primarily due to:

- the acquisition of DeVilbiss Air Power Company; and
- higher volume in our Porter-Cable/Delta business.

These 1999 increases were somewhat offset by:

- restructuring charge expense of $6.3 million in 1999.

WATER
The increase in Water segment operating income in 2000 and 1999 was primarily due to:

- the acquisition of the pressure vessel and pool and spa equipment businesses of Essef Corporation;
- increased volume for pumps and valves; and
- material cost savings as a result of supply management initiatives in 1999.

These increases were somewhat offset by:

- unfavorable impacts of foreign currency translation in 2000.

ENCLOSURES
The increase in Enclosures segment operating income in 2000 was primarily due to:

- higher volume due to strong demand for our products; and
- restructuring charge expense of $16.7 million in 1999 favorably impacting European operating margins.

These increases were somewhat offset by:

- unfavorable impacts of foreign currency translation in 2000.

The increase in Enclosures segment operating income in 1999 was primarily due to:

- higher volume due to strong demand for our products; and
- material cost savings as a result of supply management initiatives in 1999.

These increases were offset by:

- restructuring charge expense of $16.7 million in 1999.

NET INTEREST EXPENSE
Net interest expense was $74.9 million in 2000, compared with $43.6 in 1999 and $19.9 million in 1998. The year-over-year increases reflect higher borrowings as a result of the 1999 and 1998 acquisitions and higher average interest rates in 2000 and 1999.

PROVISION FOR INCOME TAXES
Our effective tax rate on continuing operations was 35.6 percent in 2000, compared with 38 percent in 1999 and 37.2 percent in 1998. The decrease in 2000 from 1999 of 2.4 points was primarily the result of the implementation of additional tax-planning strategies, somewhat offset by an increase in non-deductible amortization of goodwill resulting from the 1999 acquisitions. The increase in 1999 from 1998 of 0.8 points was primarily the result of the increase in non-deductible amortization of goodwill resulting from the 1999 acquisitions, somewhat offset by the implementation of tax planning strategies.

We expect our effective tax rate on continuing operations to be 37 percent in 2001.

DISCONTINUED OPERATIONS
After evaluating our strategic plans for the future, we elected to discontinue our Equipment segment (Century/Lincoln and Lincoln Industrial businesses) in the fourth quarter of 2000. Discussions with potential purchasers are currently being held and we expect to dispose of these businesses in mid-2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operating activities, borrowings under credit agreements, and access to public equity and public and private debt markets have been our principal sources of liquidity over the past three years. These funds covered our share repurchases, dividend payments, and investments in property, plant and equipment and acquisitions of businesses.

OPERATING ACTIVITIES
Operating activities generated $184.9 million in 2000, compared with $144.3 million in 1999 and $120.9 million in 1998. The $40.6 million increase in 2000 over 1999 was primarily due to lower receivables and extending payment terms with vendors. The $23.4 million increase in 1999 over 1998 primarily reflected a change in the timing of payments for accounts payable and higher earnings from continuing operations and depreciation and amortization driven by our 1999 acquisitions. These increases were partially offset by unfavorable changes in other working capital accounts.

INVESTING ACTIVITIES
Capital expenditures in 2000, 1999, and 1998 were $68.0 million, $53.7 million, and $43.3 million, respectively. The $14.3 million increase in 2000 over 1999 and the $10.4 million increase in 1999 over 1998, reflect increased investments as a result of acquisitions. Capital expenditures as a percent of sales were 2.5 percent in both 2000 and 1999 and 2.6 percent in 1998. We anticipate capital expenditures in 2001 to be between $85 and $90 million. The anticipated increase in 2001 investments over 2000 is expected to be in the areas of tooling for new product development, factory expansion, and additional machinery and equipment for cost reductions and capacity expansion.

In 1999, we acquired DeVilbiss Air Power Company, the pressure vessel and pool and spa equipment businesses of Essef Corporation, and WEB Tool & Manufacturing, Inc. for $953.1 million. In 1998, we paid $50.3 million for the acquisition of Walker Dickson Group Limited and an additional $7.4 million for final payments related to 1997 acquisitions. The 1999 acquisitions were financed through an equity offering and the issuance of additional debt.

FINANCING ACTIVITIES
As of the end of 2000, our capital structure comprised of $108.1 million in short-term borrowings, $805.8 million in long-term debt, and $1,010.6 million in shareholders equity. The ratio of debt-to-total capital was 47.5 percent, compared with 51.1 percent as of the end of 1999. Our targeted debt-to-total capital ratio range is 30 to 40 percent. We will exceed this target from time-to-time as needed for operational purposes and/or acquisitions.

We have committed revolving credit facilities totaling $725 million (the Facilities), consisting of a $335 million 364-day facility that expires on August 30, 2001, and $390 million of multi-currency facilities that expire on September 2, 2004.

We are authorized to sell $725 million of short-term commercial paper notes with the Facilities used as back-up liquidity to support 100 percent of commercial paper outstanding. As of the end of 2000, we had $423.3 million of aggregate commercial paper outstanding that matures within 60 days, of which, $315.2 million was classified as long-term and $108.1 million was classified as short-term borrowings in the consolidated balance sheets. The $315.2 million has been classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis. Short-term borrowings as of the end of 1999 consisted of $150.6 million in bank borrowings under the 364-day facility. Interest rates and fees on the Facilities vary based on our debt ratings by credit rating agencies. Aggregate borrowings on the Facilities had a weighted-average interest rate of 6.71 percent in 2000 and 6.10 percent in 1999. In addition to the

Facilities, we have $56.4 million of uncommitted credit facilities. As of the end of 2000, we had no borrowings under this agreement.

Due to poor operating results in our Tools and discontinued Equipment segments, as well as restructuring charges taken in the fourth quarter, we determined that we could potentially be in violation of certain covenants under our Facilities. In December 2000, we received a waiver modifying our interest coverage and leverage ratio covenants from our bank lenders. Subsequent to year-end, we amended our Facility agreements to modify these ratios through September 30, 2001. We will be required to meet our original interest coverage and leverage ratios as of the end of 2001.

Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and certain other payments, and require us to maintain certain financial ratios and a minimum net worth. Under the most restrictive covenants, $149.7 million of retained earnings were restricted as of the end of 2000. We were in compliance with all covenants, as modified.

In December 2000, the credit rating agencies announced they were reviewing our ratings for possible downgrade. Since that announcement, we have been unable to access the commercial paper markets and have been refinancing maturing commercial paper with borrowings under the revolving credit facilities. If we continue to be unable to access the commercial paper markets or our credit ratings are lowered, our borrowing costs will increase. We have sufficient liquidity under the Facilities to refinance all outstanding commercial paper.

Dividends paid in 2000 were $32.0 million, compared with $28.2 million in 1999 and $27.3 million in 1998. The year-over-year increases reflect higher outstanding shares as a result of our 1999 secondary stock offering and an increase in our quarterly dividend rate to $0.17 per share in the third quarter of 2000 from $0.16 per share.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations. We generated free cash flow of $116.9 million in 2000, compared with $90.6 million in 1999 and $77.5 million in 1998. We intend to increase our free cash flow by reducing inventories, improving collection of receivables, and working with suppliers to increase payment terms. We also have changed our management incentive targets to include more emphasis on improving free cash flow.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position will provide adequate short-term and long-term liquidity.

COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL
Under current laws and regulations, our obligations relating to environmental matters are not expected to have a material impact on our operations, financial condition, or operating results. Some subsidiaries face remediation of soil and groundwater as a result of predecessors' or their own previous disposal practices. In addition, our subsidiaries have been named as potentially responsible parties at a small number of Superfund or other sites being studied or remediated. Generally, the affected business has been deemed to be a de minimis defendant or its share of remediation costs has not been material. We contractually retained certain obligations pertaining to environmental issues of discontinued paper businesses and the divested sporting ammunition business. Costs and capital expenditures related to environmental obligations were not material to our operations in the recent past and are not anticipated to be material in 2001.

We engage environmental professionals to perform periodic audits of our facilities and to assist us in complying with the various environmental laws and regulations faced by our businesses. For purposes of maintaining appropriate reserves against liabilities associated with environmental issues, whether involving on- or off-site locations, we review each individual site, taking into consideration the number of parties involved with the site, the joint and several liability imposed by certain environmental laws, the expected level of contributions of the other parties, the nature and quantities of wastes involved, the expected method and extent of remediation, the estimated professional expenses involved, and the time period over which any costs would be incurred. Based on this evaluation, reserves are established when loss amounts are probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled.

NEW ACCOUNTING STANDARDS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Historically, we recognized revenue upon shipment of products to the customer because, even though some products were shipped FOB destination, we used a common carrier and thus we gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to January 1, 2000, we now recognize revenue upon delivery of products to the customer, which is when title passes. The cumulative effect of the change on prior years resulted in a minor non-cash charge to income of $1.2 million (net of income taxes of $0.7 million) for the year ended December 31, 2000. The net effect of the change on the year ended December 31, 2000, was to increase income before the cumulative effect of the accounting change by $0.8 million ($0.02 per share). The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

For the three months ended March 31, 2000, we recognized $7.4 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of the revenue in the first quarter was to increase income by $1.2 million (after reduction for income taxes of $0.7 million).

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive incomes (OCI) and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value will be recognized in earnings.

On January 1, 2001, we adopted SFAS 133 and recorded a transition adjustment that increased OCI by $6.7 million and will be reported as a cumulative effect of accounting change in comprehensive income. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items effected earnings.

EURO CONVERSION
A new currency, the Euro, was introduced in Europe on January 1, 1999. Of the fifteen member countries of the European Union, eleven adopted the Euro as their legal currency on that date. Fixed conversion rates between the national currencies of these eleven countries and the Euro were established on that date. The national currencies are scheduled to remain legal tender as denominations of the Euro during the transition period ending December 31, 2001. During this transition period, parties may settle transactions using either the Euro or a participating country's national currency. At the current time, we do not believe that the conversion to the Euro will have a material impact on our business or financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK
We are exposed to various market risks, including changes in interest rates, foreign currency rates and prices of raw materials and sourced components. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We use derivative financial instruments to manage and reduce the impact of some of these risks. We do not hold or issue derivative financial instruments for trading purposes.

INTEREST RATE RISK
We are exposed to changes in interest rates primarily as a result of our borrowing activities used to fund operations. We utilize committed floating rate credit facilities to fund a portion of our operations. Interest rates on $74.5 million of floating rate debt is swapped to fixed rates through agreements with financial institutions. The table below summarizes our floating and fixed rate debt obligations and interest rate swap agreements as of December 31, 2000 along with interest rates for the swapped portion and fair value of the swap agreement. Weighted-average variable rates are based on implied forward rates in the yield curve at December 31, 2000, plus our borrowing spread.

                                                                         Expected year of maturity
                                               -----------------------------------------------------------------------------
DOLLARS IN THOUSANDS                            2001      2002      2003       2004        2005      THEREAFTER     TOTAL
----------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, INCLUDING CURRENT PORTION
  Variable rate                                $    --   $    --   $    --   $390,000    $      --    $     --    $ 390,000
  Average interest rate                             --        --        --      7.08%           --          --        7.08%
  Fixed rate                                   $23,999   $ 7,512   $53,230   $ 43,179    $     357    $287,556    $ 415,833
  Average interest rate                          7.25%     6.95%     6.69%      6.72%        7.00%       7.74%        7.45%
PORTION SUBJECT TO INTEREST RATE SWAPS
  Variable to fixed                            $    --   $19,500   $15,000   $ 20,000    $  20,000    $     --    $  74,500
  Average rate to be received                       --     5.50%     5.80%      6.00%        6.00%          --        5.83%
  Average rate to be paid                           --     6.31%     6.31%      6.31%        6.31%          --        6.31%

FOREIGN CURRENCY RISK
We hedge our net investment in certain of our foreign subsidiaries by borrowing in those subsidiaries' functional currencies. We have entered into foreign currency swap agreements with major financial institutions to hedge firm foreign currency commitments. As of December 31, 2000, the following table presents principal cash flows of our open currency swap agreements:

                                                            Expected year of maturity
                                     ------------------------------------------------------------------------      FAIR
IN THOUSANDS                          2001      2002      2003       2004      2005     THEREAFTER    TOTAL       VALUE
--------------------------------------------------------------------------------------------------------------------------
FORWARD EXCHANGE AGREEMENTS(1)
  Receive U.S. dollars               $    --   $    --   $50,000   $     --   $    --    $     --    $ 50,000   $   4,120
  Pay Canadian dollars                    --        --    69,385         --        --          --      69,385
  Receive Canadian dollars           $    --   $    --   $69,385   $     --   $    --    $     --    $ 69,385   $   3,386
  Pay Deutschemark                        --        --    88,625         --        --          --      88,625
                                                                                                                ---------
  Total exchange gain                                                                                           $   7,506
                                                                                                                =========

(1) Foreign exchange information is presented in local currency by maturity, however, the fair value is presented in U.S. dollars

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

We are responsible for the integrity and objectivity of the financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include certain amounts based on our best estimates and judgment.

We are also responsible for establishing and maintaining our accounting systems and related internal controls, which are designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded. These systems and controls are reviewed by the internal auditors. In addition, our code of conduct states that our affairs are to be conducted under the highest ethical standards.

The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein. The Audit and Finance Committee of the Board of Directors, composed solely of outside directors, meets regularly with us, our internal auditors and our independent auditors to review audit activities, internal controls, and other accounting, reporting, and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit and Finance Committee.


/s/ Randall J. Hogan                            /s/ David D. Harrison
Randall J. Hogan                                David D. Harrison
President and Chief Executive Officer           Executive Vice President and Chief Financial Officer

St. Paul, Minnesota
February 16, 2001

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF PENTAIR, INC.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

/s/DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 16, 2001

                         PENTAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED DECEMBER 31
                                                           ------------------------------------
IN THOUSANDS, EXCEPT PER-SHARE DATA                           2000         1999         1998
-----------------------------------------------------------------------------------------------
Net sales                                                  $2,748,013   $2,116,070   $1,689,641
Cost of goods sold                                          2,051,515    1,529,419    1,227,427
-----------------------------------------------------------------------------------------------
  Gross profit                                                696,498      586,651      462,214
Selling, general and administrative                           438,488      339,707      281,078
Research and development                                       31,191       22,170       16,894
Restructuring charge                                           24,789       23,048           --
-----------------------------------------------------------------------------------------------
Operating income                                              202,030      201,726      164,242
Interest income                                                 1,488        1,472        1,414
Interest expense                                               76,387       45,054       21,269
-----------------------------------------------------------------------------------------------
  Income from continuing operations before income taxes       127,131      158,144      144,387
Provision for income taxes                                     45,263       60,056       53,667
-----------------------------------------------------------------------------------------------
Income from continuing operations                              81,868       98,088       90,720
Income (loss) from discontinued operations, net of tax        (24,759)       5,221       16,120
Cumulative effect of accounting change, net of tax             (1,222)          --           --
-----------------------------------------------------------------------------------------------
Net income                                                     55,887      103,309      106,840
Preferred dividends                                                --           --       (4,267)
-----------------------------------------------------------------------------------------------
Income available to common shareholders                    $   55,887   $  103,309   $  102,573
===============================================================================================
EARNINGS PER COMMON SHARE
  BASIC
  Continuing operations                                    $     1.68   $     2.24   $     2.25
  Income (loss) from discontinued operations                    (0.51)        0.12         0.42
  Cumulative effect of accounting change                        (0.02)          --           --
-----------------------------------------------------------------------------------------------
  Basic earnings per common share                          $     1.15   $     2.36   $     2.67
===============================================================================================
  DILUTED
  Continuing operations                                    $     1.68   $     2.21   $     2.09
  Income (loss) from discontinued operations                    (0.51)        0.12         0.37
  Cumulative effect of accounting change                        (0.02)          --           --
-----------------------------------------------------------------------------------------------
  Diluted earnings per common share                        $     1.15   $     2.33   $     2.46
===============================================================================================
PRO FORMA AMOUNTS ASSUMING THE ACCOUNTING CHANGE IS APPLIED
  RETROACTIVELY
  Net income from continuing operations                    $   81,868   $   97,514   $   90,631
  Net income (loss) from discontinued operations              (24,759)       5,221       16,120
  Preferred dividend requirements                                  --           --       (4,267)
-----------------------------------------------------------------------------------------------
  Income available to common shareholders                  $   57,109   $  102,735   $  102,484
===============================================================================================
NET INCOME PER COMMON SHARE
  BASIC
  Continuing operations                                    $     1.68   $     2.23   $     2.25
  Income (loss) from discontinued operations                    (0.51)        0.12         0.42
-----------------------------------------------------------------------------------------------
  Basic earnings per common share                          $     1.17   $     2.35   $     2.67
===============================================================================================
  DILUTED
  Continuing operations                                    $     1.68   $     2.20   $     2.09
  Income (loss) from discontinued operations                    (0.51)        0.12         0.37
-----------------------------------------------------------------------------------------------
  Diluted earnings per common share                        $     1.17   $     2.32   $     2.46
===============================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                        48,544       43,803       38,444
  Diluted                                                      48,645       44,287       43,149

          See accompanying notes to consolidated financial statements.

                         PENTAIR, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
IN THOUSANDS, EXCEPT PER-SHARE DATA                              2000         1999
-------------------------------------------------------------------------------------
                                       ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $   34,944   $   63,015
Accounts and notes receivable, net of allowance of $18,636
  and $14,242, respectively                                      468,081      502,235
Inventories                                                      392,495      352,830
Deferred income taxes                                             72,577       51,356
Prepaid expenses and other current assets                         22,442       13,229
Net assets of discontinued operations                            101,263      143,839
-------------------------------------------------------------------------------------
     Total current assets                                      1,091,802    1,126,504
PROPERTY, PLANT AND EQUIPMENT, NET                               352,984      367,783
OTHER ASSETS
Goodwill, net                                                  1,141,102    1,164,056
Other                                                             58,137       48,173
-------------------------------------------------------------------------------------
     Total other assets                                        1,199,239    1,212,229
-------------------------------------------------------------------------------------
                                                              $2,644,025   $2,706,516
=====================================================================================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings                                         $  108,141   $  150,612
Current maturities of long-term debt                              23,999       27,176
Accounts and notes payable                                       250,088      220,944
Employee compensation and benefits                                84,197       96,082
Accrued product claims and warranties                             42,189       46,467
Income taxes                                                       5,487       16,182
Other current liabilities                                        134,691      130,393
-------------------------------------------------------------------------------------
     Total current liabilities                                   648,792      687,856

Long-term debt                                                   781,834      857,296
Pension and other retirement compensation                         59,313       59,042
Postretirement medical and other benefits                         34,213       31,471
Deferred income taxes                                             37,133        6,632
Other noncurrent liabilities                                      72,149       73,448
-------------------------------------------------------------------------------------
     Total liabilities                                         1,633,434    1,715,745

Commitments and contingencies
SHAREHOLDERS' EQUITY
Preferred shares                                                      --           --
Common shares par value $0.16 2/3;
  48,711,955 and 48,317,068 shares issued and outstanding,
  respectively                                                     8,119        8,053
Additional paid-in capital                                       468,425      456,516
Retained earnings                                                568,084      544,235
Unearned restricted stock compensation                            (7,285)      (2,434)
Accumulated other comprehensive loss                             (26,752)     (15,599)
-------------------------------------------------------------------------------------
     Total shareholders' equity                                1,010,591      990,771
-------------------------------------------------------------------------------------
                                                              $2,644,025   $2,706,516
=====================================================================================

          See accompanying notes to consolidated financial statements.

                         PENTAIR, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31
                                                            ----------------------------------
IN THOUSANDS                                                  2000         1999         1998
----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                  $  55,887   $   103,309   $106,840
Depreciation                                                   59,897        56,081     46,571
Amortization                                                   39,131        25,987     15,483
Deferred income taxes                                          13,118        (5,299)     4,069
Restructuring charge                                           24,789        23,048         --
Cumulative effect of accounting change                          1,222            --         --
CHANGES IN ASSETS AND LIABILITIES, NET OF EFFECTS OF
  BUSINESS ACQUISITIONS AND DISPOSITIONS
  Accounts and notes receivable                                17,719       (31,053)   (16,366)
  Inventories                                                 (45,186)      (26,740)     6,253
  Prepaid expenses and other current assets                    (8,635)        7,447      2,077
  Accounts payable                                             32,536        26,478     (9,017)
  Employee compensation and benefits                          (10,309)       20,122     (3,677)
  Accrued product claims and warranties                        (6,318)       21,400     (5,461)
  Income taxes                                                (11,850)       (4,458)    (5,543)
  Other current liabilities                                   (19,401)      (43,289)   (11,326)
  Pension and post-retirement benefits                          3,148         4,213      2,020
  Other assets and liabilities                                 (4,940)      (20,676)     9,997
----------------------------------------------------------------------------------------------
     Net cash provided by continuing operations               140,808       156,570    141,920
     Net cash provided by (used for) discontinued
       operations                                              44,139       (12,274)   (21,048)
----------------------------------------------------------------------------------------------
       Net cash provided by operating activities              184,947       144,296    120,872
INVESTING ACTIVITIES
Capital expenditures                                          (68,041)      (53,671)   (43,335)
Proceeds from sale of businesses                                   --            --     13,001
Acquisitions, net of cash acquired                                 --      (953,124)   (57,699)
Other                                                             (32)        1,664        611
----------------------------------------------------------------------------------------------
       Net cash used for investing activities                 (68,073)   (1,005,131)   (87,422)
FINANCING ACTIVITIES
Net short-term borrowings (repayments)                        (42,471)      150,612         --
Proceeds from long-term debt                                    6,967       351,297     72,967
Repayment of long-term debt                                   (76,987)      (59,814)   (64,805)
Proceeds from long-term bonds                                      --       250,000         --
Debt issuance costs                                                --        (2,430)        --
Proceeds from bridge loans                                         --       450,000         --
Repayment of bridge loans                                          --      (450,000)        --
Unearned ESOP compensation decrease                                --            --      6,315
Stock options and restricted stock                              3,100         4,454      1,715
Proceeds from issuance of common stock, net                       774       214,480         --
Repurchases of common stock                                      (410)       (4,030)   (12,373)
Dividends paid                                                (32,038)      (28,201)   (27,330)
----------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing
          activities                                         (141,065)      876,368    (23,511)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (3,880)       18,344     (7,676)
----------------------------------------------------------------------------------------------
CHANGE IN CASH AND CASH EQUIVALENTS                           (28,071)       33,877      2,263
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 63,015        29,138     26,875
----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $  34,944   $    63,015   $ 29,138
==============================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
Interest                                                    $  81,401   $    46,359   $ 24,990
Income taxes                                                $  42,449   $    68,108   $ 64,956

          See accompanying notes to consolidated financial statements.

                         PENTAIR, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                             UNEARNED
                                       PREFERRED SHARES         COMMON SHARES      ADDITIONAL               RESTRICTED
                                     ---------------------   -------------------    PAID-IN     RETAINED      STOCK
IN THOUSANDS, EXCEPT PER-SHARE DATA    NUMBER      AMOUNT      NUMBER     AMOUNT    CAPITAL     EARNINGS   COMPENSATION
-----------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 1997          1,704,578   $ 59,696   38,184,804   $6,365    $186,486    $389,415     $(2,909)
Net income                                                                                       106,840
Change in cumulative translation
 adjustment
Adjustment in minimum pension
 liability, net of $62 tax expense
Comprehensive income
Tax benefit of stock options                                                           1,912
Cash dividends -- $0.60 per common
 share                                                                                           (23,063)
Cash dividends -- preferred                                                                       (4,267)
Share repurchases                                              (350,000)    (58)     (12,315)
Exercise of stock options                                       185,299      30        1,685
Issuance of restricted shares, net
 of cancellations                                                22,567       3          396                    (399)
Amortization of restricted shares                                                                              1,571
Conversion into common stock           (169,659)    (6,058)     460,917      77        5,981
Tax benefit of preferred dividends                                                                   202
Earned ESOP compensation
-----------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 1998          1,534,919     53,638   38,503,587   6,417      184,145     469,127      (1,737)
Net income                                                                                       103,309
Change in cumulative translation
 adjustment
Adjustment in minimum pension
 liability, net of $889 tax expense
Comprehensive income
Tax benefit of stock options                                                           3,190
Cash dividends -- $0.64 per common
 share                                                                                           (28,201)
Issuance of common shares from
 secondary offering                                           5,500,000     917      213,563
Share repurchases                                              (117,000)    (19)      (4,011)
Exercise of stock options                                       321,278      53        4,401
Issuance of restricted shares, net
 of cancellations                                                30,616       5        2,270                  (2,275)
Amortization of restricted shares                                                                              1,578
Conversion into common stock         (1,534,919)   (53,638)   4,078,587     680       52,958
-----------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 1999                 --         --   48,317,068   8,053      456,516     544,235      (2,434)
Net income                                                                                        55,887
Change in cumulative translation
 adjustment
Adjustment in minimum pension
 liability, net of $926 tax benefit
Comprehensive income
Tax benefit of stock options                                                             985
Cash dividends -- $0.66 per common
 share                                                                                           (32,038)
Adjustment for 1999 secondary
 offering                                                                                774
Share repurchases                                               (13,700)     (2)        (408)
Exercise of stock options                                       151,529      25        3,075
Issuance of restricted shares, net
 of cancellations                                               257,058      43        7,483                  (7,526)
Amortization of restricted shares                                                                              2,675
-----------------------------------------------------------------------------------------------------------------------
BALANCE -- DECEMBER 31, 2000                 --   $     --   48,711,955   $8,119    $468,425    $568,084     $(7,285)
=======================================================================================================================

                                       UNEARNED      ACCUMULATED
                                     COMPENSATION       OTHER
                                     RELATING TO    COMPREHENSIVE                COMPREHENSIVE
IN THOUSANDS, EXCEPT PER-SHARE DATA    THE ESOP         LOSS          TOTAL         INCOME
-----------------------------------  ---------------------------------------------------------
BALANCE -- DECEMBER 31, 1997           $(6,315)       $ (5,085)     $  627,653
Net income                                                             106,840     $106,840
Change in cumulative translation
 adjustment                                              1,025           1,025        1,025
Adjustment in minimum pension
 liability, net of $62 tax expense                          98              98           98
                                                                                   --------
Comprehensive income                                                               $107,963
                                                                                   ========
Tax benefit of stock options                                             1,912
Cash dividends -- $0.60 per common
 share                                                                 (23,063)
Cash dividends -- preferred                                             (4,267)
Share repurchases                                                      (12,373)
Exercise of stock options                                                1,715
Issuance of restricted shares, net
 of cancellations                                                           --
Amortization of restricted shares                                        1,571
Conversion into common stock                                                --
Tax benefit of preferred dividends                                         202
Earned ESOP compensation                 6,315                           6,315
-----------------------------------
BALANCE -- DECEMBER 31, 1998                --          (3,962)        707,628
Net income                                                             103,309     $103,309
Change in cumulative translation
 adjustment                                            (13,027)        (13,027)     (13,027)
Adjustment in minimum pension
 liability, net of $889 tax expense                      1,390           1,390        1,390
                                                                                   --------
Comprehensive income                                                               $ 91,672
                                                                                   ========
Tax benefit of stock options                                             3,190
Cash dividends -- $0.64 per common
 share                                                                 (28,201)
Issuance of common shares from
 secondary offering                                                    214,480
Share repurchases                                                       (4,030)
Exercise of stock options                                                4,454
Issuance of restricted shares, net
 of cancellations                                                           --
Amortization of restricted shares                                        1,578
Conversion into common stock                                                --
-----------------------------------
BALANCE -- DECEMBER 31, 1999                --         (15,599)        990,771
Net income                                                              55,887     $ 55,887
Change in cumulative translation
 adjustment                                             (9,705)         (9,705)      (9,705)
Adjustment in minimum pension
 liability, net of $926 tax benefit                     (1,448)         (1,448)      (1,448)
                                                                                   --------
Comprehensive income                                                               $ 44,734
                                                                                   ========
Tax benefit of stock options                                               985
Cash dividends -- $0.66 per common
 share                                                                 (32,038)
Adjustment for 1999 secondary
 offering                                                                  774
Share repurchases                                                         (410)
Exercise of stock options                                                3,100
Issuance of restricted shares, net
 of cancellations                                                           --
Amortization of restricted shares                                        2,675
-----------------------------------
BALANCE -- DECEMBER 31, 2000           $    --        $(26,752)     $1,010,591
===================================

          See accompanying notes to consolidated financial statements.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR
Our fiscal year ends on December 31. Additionally, we report our interim quarterly periods on a 13-week basis ending on a Saturday.

PRINCIPLES OF CONSOLIDATION
Our consolidated financial statements include the accounts of the parent company and all significant subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain balances have been reclassified to conform to the 2000 presentation.

USE OF ESTIMATES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost or market. Inventories of domestic subsidiaries are generally determined by the last-in, first-out (LIFO) method. Inventories of foreign subsidiaries are determined by the first-in, first-out
(FIFO) and moving average methods.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation and amortization is computed for financial reporting purposes principally using the straight-line method over the following estimated useful lives:

                                                               YEARS
                                                              -------
Land improvements                                             5 to 20
Buildings                                                     5 to 50
Machinery and equipment                                       3 to 15

GOODWILL
Goodwill represents the difference between the purchase price of acquired businesses and the fair value of their net assets when accounted for by the purchase method. We amortize goodwill evenly over periods ranging from 25 to 40 years. Accumulated amortization as of the end of 2000 and 1999 was $114.4 million and $80.2 million, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. Losses on long-lived assets to be disposed of are based upon estimated selling prices and reduced for the cost to sell.

INCOME TAXES
Deferred taxes are recognized for the estimated taxes ultimately payable or recoverable based on enacted tax law. Changes in enacted tax rates are reflected in the tax provision as they occur.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REVENUE RECOGNITION, SALES RETURNS AND WARRANTY COSTS
We recognize revenue when the earnings process is complete, evidenced by an agreement between Pentair and the customer, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

FREIGHT EXPENSE
Distribution and freight expenses for products shipped to customers are included in cost of goods sold, in accordance with Emerging Issues Task Force No. 00-10, Accounting for Shipping and Handling Fees and Costs (EITF 00-10). Distribution expense was previously reported in selling, general and administrative, while outbound freight expense was previously reported as a reduction of gross sales. Prior period expenses have also been reclassified to cost of goods sold, which had no effect on previously reported net income.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities denominated in foreign currency are translated at the current exchange rate as of the balance sheet date, and income statement amounts are translated at the average monthly exchange rate. Translation adjustments resulting from fluctuations in exchange rates are recorded in comprehensive income.

FINANCIAL INSTRUMENTS
We use derivative financial instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with generally accepted accounting principles. Instruments that do not qualify for hedge accounting are marked-to-market with changes recognized in current earnings. We do not hold or issue derivative financial instruments for trading purposes.

     INTEREST RATE SWAP AND CAP AGREEMENTS
     We use interest rate swap and cap agreements to reduce interest rate exposure. Interest rate contracts designated and effective as a hedge of underlying debt obligations were not marked-to-market. Amounts paid or received on agreements are recognized as adjustments to interest expense over the life of the underlying debt agreement. Gains and losses realized upon the settlement of such contracts are deferred and amortized to interest expense over the remaining life of the debt instrument or are recognized immediately if the underlying instrument is settled. Open interest rate contracts are reviewed regularly to ensure they remain effective as hedges of interest rate exposure.

     FOREIGN CURRENCY SWAP AGREEMENTS
     We enter into foreign currency swap agreements to hedge transactions denominated in foreign currencies in order to reduce the currency risk associated with fluctuating exchange rates. Realized and unrealized gains and losses from instruments qualifying as hedges were recognized as part of the cost basis of the underlying transaction.

     We hedge our net investment in certain of our foreign subsidiaries by borrowing in those subsidiaries' functional currencies. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are recognized in accumulated other comprehensive loss.

STOCK-BASED COMPENSATION
In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), we elected to account for our stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The exercise price of stock options equals the market price on the date of grant. In general, there is no recorded compensation expense related to stock options.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INSURANCE SUBSIDIARY
We insure general and product liability, product recall, workers' compensation, and automobile liability risks through our wholly owned insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As of the end of 2000 and 1999, reserves for policy claims were $26.2 million ($10.0 million included in accrued product claims and warranties and $16.2 million included in other noncurrent liabilities) and $28.9 million ($6.0 million included in accrued product claims and warranties and $22.9 million included in other noncurrent liabilities).

EARNINGS PER COMMON SHARE
Basic earnings per share are computed by dividing net income, after deducting preferred stock dividends, by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income, after adjusting for the tax benefits on deductible ESOP dividends, by the weighted average number of common shares outstanding, including the dilutive effects of options, restricted stock and assumed conversion of preferred stock. Unless otherwise noted, references are to diluted earnings per share.

Basic and diluted earnings per share were calculated using the following:

IN THOUSANDS, EXCEPT PER-SHARE DATA                             2000       1999       1998
--------------------------------------------------------------------------------------------
EARNINGS PER COMMON SHARE -- BASIC
Income from continuing operations                             $ 81,868   $ 98,088   $ 90,720
Subtract preferred dividends                                        --         --     (4,267)
--------------------------------------------------------------------------------------------
Income from continuing operations -- basic                      81,868     98,088     86,453
--------------------------------------------------------------------------------------------
Income (loss) from discontinued operations -- basic            (24,759)     5,221     16,120
Cumulative effect of accounting change -- basic                 (1,222)        --         --
--------------------------------------------------------------------------------------------
Income available to common shareholders -- basic              $ 55,887   $103,309   $102,573
============================================================================================
Continuing operations                                         $   1.68   $   2.24   $   2.25
Income (loss) from discontinued operations                       (0.51)      0.12       0.42
Cumulative effect of accounting change                           (0.02)        --         --
--------------------------------------------------------------------------------------------
Earnings per common share -- basic                            $   1.15   $   2.36   $   2.67
============================================================================================
EARNINGS PER COMMON SHARE -- DILUTED
Income from continuing operations                             $ 81,868   $ 98,088   $ 90,720
Adjustment for tax benefits due to assumed ESOP conversion          --         --       (606)
--------------------------------------------------------------------------------------------
Income from continuing operations -- diluted                    81,868     98,088     90,114
--------------------------------------------------------------------------------------------
Income (loss) from discontinued operations -- diluted          (24,759)     5,221     16,120
Cumulative effect of accounting change -- diluted               (1,222)        --         --
--------------------------------------------------------------------------------------------
Income available to common shareholders -- diluted            $ 55,887   $103,309   $106,234
============================================================================================
Continuing operations                                         $   1.68   $   2.21   $   2.09
Income (loss) from discontinued operations                       (0.51)      0.12       0.37
Cumulative effect of accounting change                           (0.02)        --         --
--------------------------------------------------------------------------------------------
Earnings per common share -- diluted                          $   1.15   $   2.33   $   2.46
============================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- BASIC             48,544     43,803     38,444
Dilutive impact of stock options and restricted stock              101        346        435
Assumed conversion of preferred stock                               --        138      4,270
--------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -- DILUTED           48,645     44,287     43,149
============================================================================================

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NEW ACCOUNTING STANDARDS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff's views on various revenue recognition and reporting matters. As a result, we changed our method of accounting for certain sales transactions. Historically, we recognized revenue upon shipment of products to the customer because, even though some products were shipped FOB destination, we used a common carrier and thus we gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to January 1, 2000, we now recognize revenue upon delivery of products to the customer, which is when title passes. The cumulative effect of the change on prior years resulted in a minor non-cash charge to income of $1.2 million (net of income taxes of $0.7 million) for the year ended December 31, 2000. The net effect of the change on the year ended December 31, 2000, was to increase income before the cumulative effect of the accounting change by $0.8 million ($0.02 per share). The pro forma amounts presented in the consolidated statements of income were calculated assuming the accounting change was made retroactively to prior periods.

For the three months ended March 31, 2000, we recognized $7.4 million in revenue that was included in the cumulative effect adjustment as of January 1, 2000. The effect of the revenue in the first quarter was to increase income by $1.2 million (after reduction for income taxes of $0.7 million).

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive incomes (OCI) and will be recognized in the consolidated statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value will be recognized in earnings.

On January 1, 2001, we adopted SFAS 133 and recorded a transition adjustment that increased OCI by $6.7 million and will be reported as a cumulative effect of accounting change in comprehensive income. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the application of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items effected earnings.

2. RESTRUCTURING CHARGE

1999 RESTRUCTURING CHARGE
To reduce costs and improve productivity, we initiated a restructuring program in the first quarter of 1999 to consolidate manufacturing facilities, reduce overhead and outsource certain product lines. Related to this, we recorded a restructuring charge of $23.0 million in our Tools and Enclosures segments. In the first quarter of 2000 we reevaluated the status and progress of projects implemented in 1999 and recorded a change in estimate that reduced the restructuring charge by $8.5 million. In addition, new projects related to the original restructuring charge were identified and we recorded an additional $6.0 million charge. In the fourth quarter of 2000, we recorded a final change in estimate of $0.5 million that increased the restructuring charge. As of the end of 2000, this restructuring program was complete.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The additional charge in the first quarter of 2000 of $6.0 million related to our Enclosures segment and consisted of:

- the closure of a North American facility; and
- the non-cash write-off of impaired goodwill of $3.0 million.

2000 RESTRUCTURING CHARGE
To reduce costs, improve productivity and accountability, we initiated a fourth quarter 2000 restructuring program to decentralize corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million.

The major components of the 1999 and 2000 restructuring charges and remaining restructuring liability follows:

                                                      EMPLOYEE     NON-CASH
                                                     TERMINATION     ASSET      EXIT
IN THOUSANDS                                          BENEFITS     DISPOSALS    COSTS     TOTAL
-------------------------------------------------------------------------------------------------
1999 RESTRUCTURING CHARGE (FIRST QUARTER)              $21,288     $  1,100    $   660   $ 23,048
  Utilization                                           (8,678)          --       (167)    (8,845)
-------------------------------------------------------------------------------------------------
  DECEMBER 31, 1999 LIABILITY                           12,610        1,100        493     14,203
  First quarter 2000 change in estimate                 (9,110)          --        602     (8,508)
  First quarter 2000 restructuring charge                  800        3,900      1,340      6,040
  Fourth quarter 2000 change in estimate                   747           42       (332)       457
  Utilization                                           (5,047)      (5,042)    (2,103)   (12,192)
-------------------------------------------------------------------------------------------------
  LIABILITY BEFORE 2000 RESTRUCTURING CHARGE                --           --         --         --
2000 RESTRUCTURING CHARGE (FOURTH QUARTER)               7,888       10,518      8,394     26,800
  Utilization                                               --      (10,518)       (87)   (10,605)
-------------------------------------------------------------------------------------------------
  DECEMBER 31, 2000 LIABILITY                          $ 7,888     $     --    $ 8,307   $ 16,195
=================================================================================================

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge of $16.2 million, which will be used or paid in 2001.

As a result of our 1999 restructuring charge, our workforce was reduced by approximately 800 employees. Workforce reductions related to the 2000 restructuring charge are for about 260 employees. Employee termination benefits consist primarily of severance and outplacement counseling fees.

Non-cash asset disposals related to the 1999 restructuring charge consisted of equipment write-downs due to abandonment and the write-off of impaired goodwill. Non-cash asset disposals related to the 2000 restructuring charge consisted of the abandonment of leasehold improvements and the abandonment of internal use software under development.

Exit costs are primarily related to contract and lease termination costs.

3. DISCONTINUED OPERATIONS
After evaluating our strategic plans for the future, we elected to discontinue our Equipment segment (Century/Lincoln and Lincoln Industrial businesses) in the fourth quarter of 2000. Discussions with potential purchasers are currently being held and we expect to dispose of these businesses in mid-2001.

Our financial statements have been restated to reflect the Equipment segment as a discontinued operation for all periods presented. Operating results of the discontinued Equipment segment are summarized below. The amounts exclude general corporate overhead previously allocated to the Equipment segment. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to the total net assets of Pentair. The results for 2000 reflect activity through December 2000 (the measurement date); results for 1999 and 1998 reflect activity for each entire year.

IN THOUSANDS                                                    2000       1999       1998
--------------------------------------------------------------------------------------------
Net sales                                                     $255,256   $318,334   $306,689
--------------------------------------------------------------------------------------------
Pre-tax income (loss)                                         $(37,809)  $  8,385   $ 26,558
Provision for income taxes                                     (13,050)     3,164     10,438
--------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net of tax        $(24,759)  $  5,221   $ 16,120
============================================================================================

Net assets of the discontinued Equipment segment consisted of the following:

IN THOUSANDS                                                    2000       1999
---------------------------------------------------------------------------------
Net current assets                                            $ 59,708   $ 92,288
Property, plant and equipment, net                              28,339     36,023
Net other noncurrent assets and liabilities                     13,216     15,528
---------------------------------------------------------------------------------
Net asset of discontinued operations                          $101,263   $143,839
=================================================================================

Included within the net assets of the discontinued Equipment segment at December 31, 1999, was a restructuring liability of $11.0 million. During 2000, an additional $0.8 million was incurred due to a change in estimate and $11.8 million was utilized in 2000, with no liability remaining at December 31, 2000. The $11.8 million utilization consisted of $6.6 million in cash and $5.2 million non-cash.

4. ACQUISITIONS
All of the following acquisitions were accounted for as purchases and, accordingly, the respective purchase prices were allocated to the respective assets and liabilities based upon their estimated fair values as of the acquisition date. Operating results of businesses acquired have been included in the consolidated statements of income from the respective acquisition dates forward.

A summary of our purchase transactions for the past three years is included in the following table (In thousands):

ENTITY NAME AND                             BUSINESS             DATE
DESCRIPTION OF BUSINESS ACQUIRED             SEGMENT           ACQUIRED   CONSIDERATION   INTANGIBLES   FORM OF CONSIDERATION
-------------------------------------------------------------------------------------------------------------------------------
1999 ACQUISITIONS
DeVilbiss Air Power Company          Tools                       9/99       $466,579       $360,445     $466,579   Cash
  Manufacturer of air compressors,
  generators, and pressure washers
Essef Corporation (Structural
  Fibers and Pac-Fab)                Water                       8/99        424,633        349,608      304,633   Cash
  Manufacturer of pressure vessels
  and                                                                                                    120,000   Debt assumed
  pool and spa equipment
WEB Tool & Manufacturing, Inc.       Enclosures                  4/99         61,912         45,342       61,912   Cash
  Designer, manufacturer and
  marketer of custom server
  subracks for the datacom and
  telecom markets
1998 ACQUISITIONS
Walker Dickson Group Limited         Enclosures                 10/98         50,333         27,200       50,333   Cash
  Designer, manufacturer and
  marketer of custom and standard
  enclosures, subracks and systems
ORSCO, Inc.                          Equipment                   1/98          1,248            894        1,248   Note
  Manufacturer of oil lubrication
  systems                            (discontinued in 12/00)
T-Tech Industries                    Equipment                   4/98          7,729          6,419        6,419   Cash
  Manufacturer of automatic
  transmission fluid exchangers      (discontinued in 12/00)

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss consist of the following:

IN THOUSANDS                                                    2000       1999      1998
-------------------------------------------------------------------------------------------
Minimum pension liability adjustments, net of tax             $ (2,433)  $   (985)  $(2,375)
Foreign currency translation adjustments                       (24,319)   (14,614)   (1,587)
-------------------------------------------------------------------------------------------
Accumulated other comprehensive loss                          $(26,752)  $(15,599)  $(3,962)
===========================================================================================

6. INVENTORIES

Inventories were comprised of:

IN THOUSANDS                                                    2000       1999
---------------------------------------------------------------------------------
Raw materials and supplies                                    $110,935   $104,840
Work-in-process                                                 48,392     46,947
Finished goods                                                 233,168    201,043
---------------------------------------------------------------------------------
Total inventories                                             $392,495   $352,830
=================================================================================

If all inventories were valued at FIFO as of the end of 2000 and 1999, inventories would have been $396.9 million and $357.5 million, respectively.

7. PROPERTY, PLANT AND EQUIPMENT

The major categories of property, plant and equipment follow:

IN THOUSANDS                                                    2000       1999
---------------------------------------------------------------------------------
Land and land improvements                                    $ 17,238   $ 20,319
Buildings                                                      149,620    146,042
Machinery and equipment                                        496,175    455,084
Construction in progress                                        25,682     35,771
---------------------------------------------------------------------------------
Total property and equipment                                   688,715    657,216
Less accumulated depreciation and amortization                 335,731    289,433
---------------------------------------------------------------------------------
Property, plant and equipment, net                            $352,984   $367,783
=================================================================================

8. DEBT

CREDIT FACILITIES
We have committed revolving credit facilities totaling $725 million (the Facilities), consisting of a $335 million 364-day facility that expires on August 30, 2001, and $390 million of multi-currency facilities that expire on September 2, 2004.

We are authorized to sell $725 million of short-term commercial paper notes with the Facilities used as back-up liquidity to support 100 percent of commercial paper outstanding. As of the end of 2000, we had $423.3 million of aggregate commercial paper outstanding that matures within 60 days, of which, $315.2 million was classified as long-term and $108.1 million was classified as short-term borrowings in the consolidated balance sheets. The $315.2 million has been classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis. Short-term borrowings as of the end of 1999 consisted of $150.6 million in bank borrowings under the 364-day facility. Interest rates and fees on the Facilities vary based on our debt ratings by credit rating agencies. Aggregate borrowings on the Facilities had a weighted-average interest rate of 6.71 percent in 2000 and 6.10 percent in 1999. In addition to the Facilities, we have $56.4 million of uncommitted credit facilities. As of the end of 2000, we had no borrowings under this agreement.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Due to poor operating results in our Tools and discontinued Equipment segments as well as restructuring charges taken in the fourth quarter, we determined that we could potentially be in violation of certain covenants under our Facilities. In December 2000, we received a waiver modifying our interest coverage and leverage ratio covenants from our bank lenders. Subsequent to year-end, we amended our Facility agreements to modify these ratios through September 30, 2001. We will be required to meet our original interest coverage and leverage ratios as of the end of 2001.

Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and certain other payments, and require us to maintain certain financial ratios and a minimum net worth. Under the most restrictive covenants, $149.7 million of retained earnings were restricted as of the end of 2000. We were in compliance with all covenants, as modified.

In December 2000, the credit rating agencies announced they were reviewing our ratings for possible downgrade. Since that announcement, we have been unable to access the commercial paper markets and have been refinancing maturing commercial paper with borrowings under the revolving credit facilities. If we continue to be unable to access the commercial paper markets or our credit ratings are lowered, our borrowing costs will increase. We have sufficient liquidity under the Facilities to refinance all outstanding commercial paper.

In October 1999, we issued $250 million of 7.85 percent Senior notes due October 2009. The proceeds were used to repay other outstanding debt.

Long-term debt and the average interest rate on debt outstanding as of December 31, is summarized as follows:

                                                      Average      Maturity
In thousands                                       interest rate    (Year)       2000       1999
--------------------------------------------------------------------------------------------------
Commercial paper, maturing within 60 days                7.04%          2004   $315,172   $     --
Revolving credit facilities                              7.22%          2004     74,828    440,000
Private placement                                        6.80%     2001-2007    149,814    174,694
Senior notes                                             7.85%          2009    250,000    250,000
Other                                                 Various      2001-2006     16,019     19,778
--------------------------------------------------------------------------------------------------
Long-term debt, including current portion                                       805,833    884,472
Less current maturities of long-term debt                                       (23,999)   (27,176)
--------------------------------------------------------------------------------------------------
Long-term debt                                                                 $781,834   $857,296
==================================================================================================

Long-term debt outstanding at December 31, 2000 matures as follows:

IN THOUSANDS      2001      2002     2003       2004     2005   THEREAFTER    TOTAL
-------------------------------------------------------------------------------------
Maturities       $23,999   $7,512   $53,230   $433,179   $357    $287,556    $805,833
=====================================================================================

9. FINANCIAL INSTRUMENTS

INTEREST RATE SWAP AND CAP AGREEMENTS
We have entered into interest rate swap agreements with major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. Net payments or receipts under the agreements are recorded as adjustments to interest expense and credit risk is considered remote.

As of the end of 2000, we had swap agreements outstanding with an aggregate notional amount of $74.5 million that expire in various amounts through June 2005. The swap agreements have a fixed interest rate of 6.31 percent and an average remaining maturity of 3 years. The net fair value of our swap agreements as of the end of 2000 was a net liability of $0.8 million.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

As of the end of 2000, we had a 35 million Deutschemark interest rate cap agreement outstanding that expires in November 2001, with a capped interest rate of 7.29 percent DEM-LIBOR.

FOREIGN CURRENCY SWAP AGREEMENTS
We have entered into foreign currency swap agreements with major financial institutions to hedge firm foreign currency commitments. The original term of the currency swap agreements ranged from 3 to 6 years and mature on October 1, 2003. The notional amounts in the table below serve solely as a basis for the calculation of interest payments which are exchanged over the life of the swap transaction and are equal to the amount of foreign currency or dollar principal exchanged at maturity. Gains or losses are deferred and recognized in income as part of the underlying transaction. Deferred unrealized gains, based on dealer-quoted prices, are as follows:

IN THOUSANDS                                                    2000       1999
---------------------------------------------------------------------------------
Notional amounts                                              $100,000   $128,431
Gains                                                            7,506      5,322

FAIR VALUE OF FINANCIAL INSTRUMENTS
The recorded amounts and estimated fair values of financial instruments, including derivative financial instruments were as follows:

                                                            2000                  1999
                                                     -----------------------------------------
                                                     RECORDED     FAIR     RECORDED     FAIR
IN THOUSANDS                                          AMOUNT     VALUE      AMOUNT     VALUE
----------------------------------------------------------------------------------------------
Long-term debt, including current portion            $805,833   $789,087   $884,472   $899,726
Derivative financial instruments:
  Interest rate swap asset (liability)                     --       (826)        --      1,518
  Interest rate cap asset (liability)                      --         59         --       (120)
  Currency swap asset (liability)                          --      7,506         --      5,322

The following methods were used to estimate the fair values of each class of financial instrument:

- short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) -- recorded amount approximates fair value because of the short maturity period;
- long-term debt, including current maturities -- fair value is based on market quotes available for issuance of debt with similar terms;
- interest rate swap and cap agreements -- fair value is based on market or dealer quotes; and
- currency swap -- fair value is based on market or dealer quotes.

10. INCOME TAXES

Income from continuing operations before income taxes consisted of the following:

IN THOUSANDS                                                    2000       1999       1998
--------------------------------------------------------------------------------------------
United States                                                 $ 89,111   $146,420   $133,187
International                                                   38,020     11,724     11,200
--------------------------------------------------------------------------------------------
Income from continuing operations before taxes                $127,131   $158,144   $144,387
============================================================================================

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The provision for income taxes from continuing operations consisted of the following:

IN THOUSANDS                                                   2000      1999      1998
-----------------------------------------------------------------------------------------
Currently payable:
Federal                                                       $18,869   $48,122   $38,895
State                                                           2,132     8,220     8,620
International                                                  16,708     8,869     2,581
-----------------------------------------------------------------------------------------
Total current taxes                                            37,709    65,211    50,096
Deferred:
Federal                                                        11,317        11     2,280
International                                                  (3,763)   (5,166)    1,291
-----------------------------------------------------------------------------------------
Total deferred taxes                                            7,554    (5,155)    3,571
-----------------------------------------------------------------------------------------
Total provision for income taxes                              $45,263   $60,056   $53,667
=========================================================================================

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

                                                              2000   1999   1998
--------------------------------------------------------------------------------
U.S. statutory income tax rate                                35.0%  35.0%  35.0%
State income taxes, net of federal tax benefit                 2.1%   3.6%   4.2%
Tax effect of foreign operations                              (5.6%) (2.8%) (3.0%)
Non-deductible amortization of goodwill                        7.0%   3.3%   1.6%
ESOP dividend benefit                                         (0.6%) (0.6%) (0.9%)
Tax credits                                                   (2.4%) (0.7%)  0.0%
All other, net                                                 0.1%   0.2%   0.3%
--------------------------------------------------------------------------------
Effective tax rate on continuing operations                   35.6%  38.0%  37.2%
================================================================================

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items that we received a tax deduction for, but not yet been recorded in the consolidated statements of income).

The tax effects of the major items recorded as deferred tax assets and liabilities are:

                                                               2000                         1999
                                                           DEFERRED TAX                 DEFERRED TAX
                                                    -------------------------------------------------------
IN THOUSANDS                                           ASSETS      LIABILITIES      ASSETS      LIABILITIES
-----------------------------------------------------------------------------------------------------------
Accounts receivable allowances                        $ 8,185        $    --       $ 6,402        $    --
Inventory allowances                                   10,194             --         3,702             --
Accelerated depreciation/amortization                      --         23,166            --         24,386
Accrued product claims and warranties                  31,791             --        25,739             --
Employee benefit accruals                              39,113             --        40,994             --
Other, net                                                 --         30,673            --          7,727
-----------------------------------------------------------------------------------------------------------
Subtotal                                               89,283         53,839        76,837         32,113
Valuation allowance                                        --             --            --             --
-----------------------------------------------------------------------------------------------------------
Total deferred taxes                                  $89,283        $53,839       $76,837        $32,113
===========================================================================================================
Net deferred tax asset                                $35,444                      $44,724
===========================================================================================================

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS
We have various non-contributory defined-benefit pension plans that cover nearly all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. Our pension funding policy is to deposit with independent trustees amounts as required by applicable law. In addition, we also provide certain postretirement health care and life insurance benefits for nearly all retirees. Generally, the postretirement health care and life insurance plans require contributions from retirees.

The weighted-average assumptions used for these plans consisted of:

                                                         PENSION BENEFITS      POSTRETIREMENT
                                                        ---------------------------------------
                                                        2000   1999   1998   2000   1999   1998
-----------------------------------------------------------------------------------------------
Discount rate                                           7.75%  7.75%  6.75%  7.75%  7.75%  6.75%
Expected return on plan assets                          8.50%  8.50%  8.50%    --     --     --
Rate of compensation increase                           5.00%  5.00%  5.00%    --     --     --

Components of the net periodic benefit cost are as follows:

                                                  PENSION BENEFITS               POSTRETIREMENT
                                           ---------------------------------------------------------
IN THOUSANDS                                 2000       1999       1998      2000     1999     1998
----------------------------------------------------------------------------------------------------
Service cost                               $ 11,922   $ 12,796   $ 12,146   $  376   $  466   $  407
Interest cost                                20,744     18,651     17,702    2,145    1,744    1,622
Expected return on plan assets              (27,439)   (25,476)   (23,858)      --       --
Amortization of transition (asset)             (134)      (176)      (181)      --       --       --
Amortization of prior year service cost
  (benefit)                                     535        689      1,608     (591)    (591)    (451)
Recognized net actuarial (gain)              (4,777)    (3,114)      (703)     (59)     (51)     (91)
Special termination benefits                  2,191         --         --       --       --       --
----------------------------------------------------------------------------------------------------
Net periodic benefit cost                  $  3,042   $  3,370   $  6,714   $1,871   $1,568   $1,487
====================================================================================================

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

                                                      PENSION BENEFITS       POSTRETIREMENT
                                                     -----------------------------------------
IN THOUSANDS                                           2000       1999       2000       1999
----------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation beginning of year                 $278,629   $282,065   $ 28,783   $ 25,539
Service cost                                           11,922     12,796        376        466
Interest cost                                          20,744     18,651      2,145      1,744
Plan amendments                                           347        834        (91)        --
Actuarial (gain) loss                                   7,673    (30,642)    (2,835)       129
Special termination benefits                            2,191         --         --         --
Acquisition                                                --     10,317         --      3,009
Translation (gain) loss                                (1,341)    (3,392)        --         --
Benefits paid                                         (18,304)   (12,000)    (1,130)    (2,104)
----------------------------------------------------------------------------------------------
Benefit obligation end of year                       $301,861   $278,629   $ 27,248   $ 28,783
==============================================================================================
CHANGE IN PLAN ASSETS
Fair value of plan assets beginning of year          $332,530   $297,335   $     --   $     --
Actual return on plan assets                          (13,937)    36,331         --         --
Acquisition                                                --      9,888         --         --
Company contributions                                   1,400      1,155      1,130      2,104
Translation (gain) loss                                  (356)      (179)        --         --
Benefits paid                                         (18,304)   (12,000)    (1,130)    (2,104)
----------------------------------------------------------------------------------------------
Fair value of plan assets end of year                $301,333   $332,530   $     --   $     --
==============================================================================================
FUNDED STATUS
Plan assets in excess of/(less than) benefit
  obligation                                         $   (528)  $ 53,901   $(27,248)  $(28,783)
Unrecognized cost:
  Net transition (asset) obligation                        --       (134)        --         --
  Net actuarial (gains)                               (40,877)   (96,590)   (12,672)    (6,849)
  Prior service cost (benefit)                          3,260      3,448     (1,864)    (2,365)
----------------------------------------------------------------------------------------------
Net amount recognized                                $(38,145)  $(39,375)  $(41,784)  $(37,997)
==============================================================================================

The components in the consolidated balance sheets consist of:

                                                      PENSION BENEFITS       POSTRETIREMENT
                                                     -----------------------------------------
IN THOUSANDS                                           2000       1999       2000       1999
----------------------------------------------------------------------------------------------
Prepaid benefit cost                                 $  7,222   $  6,199   $     --   $     --
Accrued benefit liability                             (50,888)   (48,617)   (41,784)   (37,997)
Intangible asset                                        1,532      1,429         --         --
Accumulated other comprehensive income -- pre-tax       3,989      1,614         --         --
----------------------------------------------------------------------------------------------
Net amount recognized                                $(38,145)  $(39,375)  $(41,784)  $(37,997)
==============================================================================================

Plan assets consist primarily of listed stocks and bonds as well as cash and short-term investments. Our common stock accounted for approximately 7 percent and 10 percent of plan assets as of the end of 2000 and 1999, respectively.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Pension plans with obligations in excess of plan assets were as follows:

IN THOUSANDS                                                   2000      1999
-------------------------------------------------------------------------------
Pension plans with an accumulated benefit obligation in
  excess of plan assets:
  Fair value of plan assets                                   $   827   $    --
  Accumulated benefit obligation                               51,330    39,757
Pension plans with a benefit obligation in excess of plan
  assets:
  Fair value of plan assets                                   $   827   $   227
  Benefit obligation                                           55,362    45,187

A one-percentage point change in the assumed health care cost trend rate would have the following effects:

IN THOUSANDS                                                  INCREASE   DECREASE
---------------------------------------------------------------------------------
Effect on total of service and interest cost                    $ 81      $ (69)
Effect on postretirement benefit obligation                      766       (663)

Health care cost trend rate was 9.62 percent in 2000 and assumed to gradually decline to 6 percent in 2019.

SAVINGS PLAN
We have a 401(k) plan (the plan) with an employee stock ownership (ESOP) bonus component, which covers certain union and nearly all-nonunion U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. Matching contributions are made to employees who meet certain eligibility and service requirements. Our matching contribution is based on our financial performance and ranges from 30 percent to 90 percent of eligible employee contributions, limited to 4 percent of compensation contributed by employees. Beginning in 1999, our annual matching contribution was in the form of cash. Prior to 1999, matching contributions were made in the form of Pentair 8% Callable Cumulative Voting Convertible Preferred Stock, Series 1990, and were allocated to eligible employees based on a fixed acquisition price of $30.25 per share.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution. In 2000 and 1999, the discretionary contribution was equal to 1.5 percent of annual eligible compensation and was 1 percent in 1998.

Our combined contributions to the 401(k) and ESOP were $11.9 million, $9.2 million, and $7.1 million in 2000, 1999, and 1998, respectively.

12. SHAREHOLDERS' EQUITY

AUTHORIZED SHARES
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock.

COMMON SHARE PURCHASE RIGHTS
We have a ten-year Share Rights Agreement dated July 31, 1995. Under this agreement, each outstanding share of our common stock has one common share purchase right attached to it and entitle the holder to purchase one share of our common stock, at the current price of $80 per share, subject to adjustment. However, these rights are not exercisable unless certain change-in-control events transpire, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15 percent or more of our outstanding common stock.

The rights are redeemable by us for $0.01 per right until ten business days after certain defined change-in-control events transpire, or at any time prior to the expiration of the rights.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SHARE REPURCHASES
In December 1999, the Board of Directors authorized the repurchase of up to 400,000 shares of our common stock in open market or negotiated transactions.

13. STOCK PLANS

OMNIBUS STOCK INCENTIVE PLAN
In April 1996, the Omnibus Stock Incentive Plan (the Plan) was approved. The Plan authorizes the issuance of additional shares of our common stock and extends through February 2006. The Plan allows for the granting of:

-  nonqualified stock options;
-  incentive stock options;
-  restricted stock;
-  rights to restricted stock;
-  incentive compensation units (ICUs);
-  stock appreciation rights;
-  performance shares; and
-  performance units.

The Plan is administered by our Compensation and Human Resources Committee (the Committee), which is made up of members of our Board of Directors. Employees eligible to receive awards under the Plan are managerial, administrative, or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants, and take certain other actions as permitted under the Plan. The Plan provides that no more than 20 percent of the total shares available for issuance under the Plan may be used to make awards other than stock options and limits the Committee's authority to reprice awards or to cancel and reissue awards at lower prices.

       INCENTIVE STOCK OPTIONS
       We may grant stock options to any eligible employee with an exercise price equal to 100 percent of the market value of the shares on the dates the options were granted. Options are generally exercisable after five years or less, subject to continuous employment and certain other conditions and have expiration dates of five to ten years after the grant date.

       RESTRICTED STOCK, RIGHTS TO RESTRICTED STOCK AND ICUS
       Under the Plan, eligible employees are awarded restricted shares or rights to restricted shares (awards) of our common stock and ICUs. Restrictions on awards and ICUs generally expire from three to five years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of shareholders' equity in our consolidated financial statements and is being amortized to expense over the restriction period. The value of ICUs is based on a matrix, which takes into account growth in operating income and return on invested capital. Annual compensation expense for the value of restricted stock and ICUs was $0.1 million in 2000, $7.3 million in 1999 and $6.1 million in 1998.

OUTSIDE DIRECTORS NONQUALIFIED STOCK OPTION PLAN
Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the Directors Plan) with an exercise price equal to 100 percent of the market value of the shares on the dates the options were granted. Options generally expire after five years, but may expire up to ten years from the date of grant. The Directors Plan extends to January 2008.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

STOCK OPTIONS
The following table summarizes stock option activity under all plans:

                                                          OPTIONS OUTSTANDING
                                           2000                   1999                   1988
                                   ------------------------------------------------------------------
                                               Exercise               Exercise               Exercise
                                    Shares     price(1)    Shares     price(1)    Shares     price(1)
-----------------------------------------------------------------------------------------------------
BALANCE JANUARY 1                  1,522,518    $33.21    1,483,472    $28.41    1,359,822    $23.93
Granted                              693,321     34.88      431,972     39.55      424,100     35.75
Exercised                           (301,664)    24.82     (384,486)    21.44     (280,344)    18.44
Canceled                             (87,819)    36.44       (8,440)    34.33      (20,106)    29.70
-----------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31                1,826,356    $35.07    1,522,518    $33.21    1,483,472    $28.41
=====================================================================================================
OPTIONS EXERCISABLE -- DECEMBER
  31                                 788,999    $33.65      710,468    $28.67      739,385    $23.77
SHARES AVAILABLE FOR GRANT -- DECEMBER 31
Omnibus Plan                       1,108,787              1,970,055              2,419,774
Directors Plan                       372,798                384,498                395,973
-----------------------------------------------------------------------------------------------------
TOTAL                              1,481,585              2,354,553              2,815,747
=====================================================================================================

(1) Weighted average

The following table summarizes information concerning stock options outstanding as of the end of 2000 under all plans:

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ------------------------------------------------------------------
                                Remaining
   Range of                      life(1)        Exercise                   Exercise
exercise prices   Shares        (in years)      price(1)      Shares       price(1)
-----------------------------------------------------------------------------------
$21.00-$25.00      136,512         4.6           $23.15        73,512       $25.00
 25.01- 30.00          960         7.1            26.85           300        29.13
 30.01- 35.00      668,876         3.7            33.16       547,556        32.77
 35.01- 40.00      973,100         8.0            37.67       138,508        39.58
 40.01- 45.00       21,599         6.9            41.48        12,248        41.74
 45.01- 50.00       25,309         7.3            45.14        16,875        45.15
-----------------------------------------------------------------------------------
                 1,826,356         6.2           $35.07       788,999       $33.65
===================================================================================

(1) Weighted average

We apply APB 25 and related interpretations in accounting for employee stock options. Accordingly, no compensation expense has been recognized related to stock options. The following table summarizes results as if we had recorded compensation expense for our stock option plans under SFAS 123.

IN THOUSANDS, EXCEPT PER-SHARE DATA                            2000       1999       1998
-------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON SHAREHOLDERS
  As reported                                                 $55,887   $103,309   $102,573
  Pro forma                                                   $52,307   $100,519   $100,608
EARNINGS PER COMMON SHARE --  BASIC
  As reported                                                 $  1.15   $   2.36   $   2.67
  Pro forma                                                   $  1.08   $   2.29   $   2.62
EARNINGS PER COMMON SHARE --  DILUTED
  As reported                                                 $  1.15   $   2.33   $   2.46
  Pro forma                                                   $  1.08   $   2.27   $   2.42

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The weighted-average fair value of options granted in 2000, 1999 and 1998 was $10.93, $12.20 and $9.44 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

                                                              2000   1999   1998
--------------------------------------------------------------------------------
Risk-free rate                                                 4.5%   6.5%   4.6%
Dividend yield                                                 2.0%   1.7%   1.7%
Expected stock price volatility                                 40%    34%    31%
Expected term until exercise (years):
  Omnibus Plan                                                2.07   1.91   1.91
  Directors Plan                                              2.24   2.13   2.17

The expected life was determined separately for each plan due to varying exercise patterns. The fair value of options is amortized to expense over a three-year option-vesting period in determining the pro forma impact.

14. BUSINESS SEGMENTS

We classify our continuing operations into the following business segments:

- TOOLS -- which manufactures and markets tool products positioned at the high-end of the market and targets professionals and upscale hobbyists. Tools segment products include woodworking machinery, portable power tools, compressors, generators, and pressure washers.

- WATER -- which manufactures and markets essential products for the transport and treatment of water, wastewater and fluids. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations for thick fluid transfer applications, storage tanks, filtration systems, and pool and spa accessories.

- ENCLOSURES -- which designs, manufactures, and markets customized and standard metal and composite enclosures that house and protect sensitive controls and components for markets that include data communications, networking, telecommunications, automotive, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, thermal management backplanes and power supplies.

- OTHER -- is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the operating income of the segment and use a variety of ratios to measure performance.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Financial information by reportable business segment is included in the following summary:

IN THOUSANDS                       2000         1999         1998        2000       1999       1998
-----------------------------------------------------------------------------------------------------
                                  NET SALES TO EXTERNAL CUSTOMERS         OPERATING INCOME (LOSS)
                                ------------------------------------   ------------------------------
Tools                           $1,066,616   $  875,643   $  661,782   $ 23,751   $100,680   $ 80,383
Water                              903,672      582,927      441,030    120,732     73,362     56,264
Enclosures                         777,725      657,500      586,829     96,268     46,346     46,026
Other                                   --           --           --    (38,721)   (18,662)   (18,431)
-----------------------------------------------------------------------------------------------------
CONSOLIDATED                    $2,748,013   $2,116,070   $1,689,641   $202,030   $201,726   $164,242
=====================================================================================================

                                       IDENTIFIABLE ASSETS(1)          DEPRECIATION AND AMORTIZATION
-----------------------------------------------------------------------------------------------------
Tools                           $  864,051   $  936,096   $  338,466   $26,692    $16,898    $11,082
Water                              990,730      953,736      442,048    37,232     28,167     16,956
Enclosures                         558,160      547,705      535,811    29,797     35,259     32,285
Other(1)                           231,084      268,979      167,882     5,307      1,744      1,731
-----------------------------------------------------------------------------------------------------
CONSOLIDATED                    $2,644,025   $2,706,516   $1,484,207   $99,028    $82,068    $62,054
=====================================================================================================

                                        CAPITAL EXPENDITURES
--------------------------------------------------------------------
Tools                              $23,154      $23,019      $14,237    (1) Segment assets include all
Water                               11,966       12,413       10,112        assets except cash and cash
Enclosures                          20,254       14,395       17,320        equivalents. These assets
Other                               12,667        3,844        1,666        are included in Other, which
--------------------------------------------------------------------        also includes the net assets
CONSOLIDATED                       $68,041      $53,671      $43,335        of discontinued operations.
====================================================================

OPERATING INCOME

Tools segment operating income includes:

- restructuring charge expense of $5.4 million in 2000 and $6.3 million expense in 1999; and
- one-time working capital charges of $30 million in 2000 to establish additional accounts receivable ($22 million) and inventory valuation ($8 million) reserves.

Enclosures segment operating income includes:

- restructuring charge income of $(1.6) million in 2000 and $16.7 million expense in 1999.

Other segment operating income includes:

- restructuring charge expense of $21.0 million in 2000.

The following table presents certain geographic information:

IN THOUSANDS                       2000         1999         1998         2000         1999        1998
---------------------------------------------------------------------------------------------------------
                                  NET SALES TO EXTERNAL CUSTOMERS              LONG-LIVED ASSETS
                                ------------------------------------   ----------------------------------
United States                   $2,339,478   $1,754,961   $1,368,954   $1,308,169   $1,324,577   $488,058
Canada                              59,976       58,077       54,785          752          557        387
Germany                            129,884      136,131      141,244       84,594       92,389    115,100
All other                          218,675      166,901      124,658      100,571      114,316    116,737
---------------------------------------------------------------------------------------------------------
CONSOLIDATED                    $2,748,013   $2,116,070   $1,689,641   $1,494,086   $1,531,839   $720,282
=========================================================================================================

Net sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, and goodwill, net of related depreciation and amortization.

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

We sell our products through various distribution channels including home centers and retail chains. In 2000, sales to The Home Depot, a major customer of our Tools segment, accounted for approximately 10.5 percent of total net sales. In addition, three customers accounted for about 58 percent of our Tools segment net sales, which if lost, would have a material adverse effect on the segment.

15. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS
Rental expense under operating leases was $35.4 million, $25.0 million and $20.7 million in 2000, 1999 and 1998, respectively. The minimum lease commitments under non-cancelable operating leases is as follows:

IN THOUSANDS                 2001      2002      2003      2004      2005    THEREAFTER    TOTAL
--------------------------------------------------------------------------------------------------
Lease commitments           $29,976   $25,294   $16,716   $11,800   $9,484    $11,664     $104,934
==================================================================================================

Environmental
Under current laws and regulations, our obligations relating to environmental matters are not expected to have a material impact on our operations, financial condition or operating results. Some subsidiaries face remediation of soil and groundwater as a result of predecessors' or their own previous disposal practices. In addition, our subsidiaries have been named as potentially responsible parties at a small number of Superfund or other sites being studied or remediated. Generally, the affected business has been deemed to be a de minimis defendant or its share of remediation costs has not been material. We contractually retained certain obligations pertaining to environmental issues of discontinued paper businesses and the divested sporting ammunition business Costs and capital expenditures related to environmental obligations were not material to our operations in the recent past and are not anticipated to be material in 2001.

We engage environmental professionals to perform periodic audits of our facilities and to assist us in complying with the various environmental laws and regulations faced by our businesses. For purposes of maintaining appropriate reserves against liabilities associated with environmental issues, whether involving on- or off-site locations, we review each individual site, taking into consideration the number of parties involved with the site, the joint and several liability imposed by certain environmental laws, the expected level of contributions of the other parties, the nature and quantities of wastes involved, the expected method and extent of remediation, the estimated professional expenses involved and the time period over which any costs would be incurred. Based on this evaluation, reserves are established when loss amounts are probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled.

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

PENTAIR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  FIRST(1)                SECOND(2)                 THIRD
                                            ---------------------   ---------------------   ---------------------
                                                AS                      AS                      AS
                                            PREVIOUSLY      AS      PREVIOUSLY      AS      PREVIOUSLY      AS
2000 (IN THOUSANDS, EXCEPT PER-SHARE DATA)   REPORTED    RESTATED    REPORTED    RESTATED    REPORTED    RESTATED   FOURTH(1)(2)
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $659,010    $647,691    $730,410    $733,761    $683,518    $691,784     $674,777
Gross profit                                  182,511     179,902     191,730     192,147     170,350     172,859      151,590
Operating income                               74,678      72,752      78,495      79,437      59,840      61,350      (11,509)
Income (loss) from continuing operations       34,874      33,641      38,070      38,673      27,055      28,021      (18,467)
Income (loss) from discontinued
 operations, net of tax                          (975)       (975)     (1,440)     (1,440)    (14,382)    (14,382)      (7,962)
Cumulative effect of accounting change,
 net of tax                                        --      (1,222)         --          --          --          --           --
Net income                                     33,899      31,444      36,630      37,233      12,673      13,639      (26,429)
EARNINGS PER COMMON SHARE(4)
BASIC
Continuing operations                        $   0.72    $   0.69    $   0.78    $   0.80    $   0.56    $   0.58     $  (0.38)
Income (loss) from discontinued operations      (0.02)      (0.02)      (0.03)      (0.03)      (0.30)      (0.30)       (0.16)
Cumulative effect of accounting change             --       (0.02)         --          --          --          --           --
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share              $   0.70    $   0.65    $   0.75    $   0.77    $   0.26    $   0.28     $  (0.54)
================================================================================================================================
DILUTED
Continuing operations                        $   0.72    $   0.69    $   0.78    $   0.79    $   0.56    $   0.58     $  (0.38)
Income (loss) from discontinued operations      (0.02)      (0.02)      (0.03)      (0.03)      (0.30)      (0.30)       (0.16)
Cumulative effect of accounting change             --       (0.02)         --          --          --          --           --
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share            $   0.70    $   0.65    $   0.75    $   0.76    $   0.26    $   0.28     $  (0.54)
================================================================================================================================


2000 (IN THOUSANDS, EXCEPT PER-SHARE DATA)  YEAR(1)(2)
------------------------------------------  ----------
Net sales                                   $2,748,013
Gross profit                                   696,498
Operating income                               202,030
Income (loss) from continuing operations        81,868
Income (loss) from discontinued
 operations, net of tax                        (24,759)
Cumulative effect of accounting change,
 net of tax                                     (1,222)
Net income                                      55,887
EARNINGS PER COMMON SHARE(4)
BASIC
Continuing operations                       $     1.68
Income (loss) from discontinued operations       (0.51)
Cumulative effect of accounting change           (0.02)
------------------------------------------
Basic earnings per common share             $     1.15
==========================================
DILUTED
Continuing operations                       $     1.68
Income (loss) from discontinued operations       (0.51)
Cumulative effect of accounting change           (0.02)
------------------------------------------
Diluted earnings per common share           $     1.15
==========================================

                                                   FIRST(3)                  SECOND                   THIRD              FOURTH
                                            ----------------------   ----------------------   ----------------------   ----------
                                                AS                       AS                       AS                       AS
                                            PREVIOUSLY               PREVIOUSLY               PREVIOUSLY               PREVIOUSLY
1999 (IN THOUSANDS, EXCEPT PER-SHARE DATA)   REPORTED    PRO FORMA    REPORTED    PRO FORMA    REPORTED    PRO FORMA    REPORTED
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $408,240    $409,262     $439,188    $438,799     $546,586    $542,396     $722,056
Gross profit                                  115,163     115,465      122,869     122,887      150,422     149,093      198,197
Operating income                               17,551      17,706       43,287      43,306       56,170      55,223       84,718
Income (loss) from continuing operations        8,299       8,395       23,613      23,625       26,549      25,962       39,627
Income (loss) from discontinued
 operations, net of tax                        (6,059)     (6,059)       4,672       4,672        3,260       3,260        3,348
Net income                                      2,240       2,336       28,285      28,297       29,809      29,222       42,975
EARNINGS PER COMMON SHARE(4)
BASIC
Continuing operations                        $   0.19    $   0.19     $   0.55    $   0.55     $   0.62    $   0.61     $   0.83
Income (loss) from discontinued operations      (0.14)      (0.14)        0.11        0.11         0.08        0.08         0.07
---------------------------------------------------------------------------------------------------------------------------------
Basic earnings per common share              $   0.05    $   0.05     $   0.66    $   0.66     $   0.70    $   0.69     $   0.90
=================================================================================================================================
DILUTED
Continuing operations                        $   0.19    $   0.19     $   0.55    $   0.55     $   0.61    $   0.59     $   0.83
Income (loss) from discontinued operations      (0.14)      (0.14)        0.11        0.11         0.08        0.08         0.07
---------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per common share            $   0.05    $   0.05     $   0.66    $   0.66     $   0.69    $   0.67     $   0.90
=================================================================================================================================

                                             FOURTH             YEAR(3)
                                            ---------   -----------------------
                                                            AS
                                                        PREVIOUSLY
1999 (IN THOUSANDS, EXCEPT PER-SHARE DATA)  PRO FORMA    REPORTED    PRO FORMA
------------------------------------------  -----------------------------------
Net sales                                   $722,777    $2,116,070   $2,113,234
Gross profit                                 198,430       586,651      585,875
Operating income                              84,626       201,726      200,861
Income (loss) from continuing operations      39,532        98,088       97,514
Income (loss) from discontinued
 operations, net of tax                        3,348         5,221        5,221
Net income                                    42,880       103,309      102,735
EARNINGS PER COMMON SHARE(4)
BASIC
Continuing operations                       $   0.83    $     2.24   $     2.23
Income (loss) from discontinued operations      0.07          0.12         0.12
------------------------------------------
Basic earnings per common share             $   0.90    $     2.36   $     2.35
==========================================
DILUTED
Continuing operations                       $   0.83    $     2.21   $     2.20
Income (loss) from discontinued operations      0.07          0.12         0.12
------------------------------------------
Diluted earnings per common share           $   0.90    $     2.33   $     2.32
==========================================

The above quarterly financial information does not agree to previously filed quarterly reports on Form 10-Q as:

- all financial information reflects our Equipment segment (Century/Lincoln and Lincoln Industrial businesses) as discontinued operations; and
- we have restated all financial information for the adoption of EITF 00-10.

In addition, as restated and pro forma quarterly financial information reflects the impact of the adoption of SAB 101 on January 1.

(1) First quarter 2000 net income reflects pre-tax restructuring charge (income) of $(2.5) million, or $(0.03) per share, and fourth quarter net income reflects pre-tax restructuring charge expense of $27.3, or $0.36 per share.

(2) Second quarter 2000 net income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves. Fourth quarter 2000 net income reflects one-time pre-tax costs to establish an additional $25.0 million for accounts receivable ($17.0 million) and inventory valuation ($8.0 million) reserves.

(3) First quarter 1999 net income reflects pre-tax restructuring charge expense of $23.0 million, or $0.34 per share.

(4) Amounts may not total to the annual earnings per share because each quarter and the year are calculated separately based on basic and diluted weighted average common shares outstanding during that period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information required under this item is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the captions "Election of Directors" and "Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the caption "Security Ownership of Management and Beneficial Ownership" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NONE.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)                        LIST OF DOCUMENTS FILED AS PART OF THIS REPORT:
         (1)               FINANCIAL STATEMENTS
                           Consolidated Statements of Income for the Years Ended
                           December 31, 2000, 1999 and 1998
                           Consolidated Balance Sheets as of December 31, 2000 and
                           December 31, 1999
                           Consolidated Statements of Cash Flows for the Years Ended
                           December 31, 2000, 1999 and 1998
                           Consolidated Statements of Changes in Shareholders' Equity
                           for the Years Ended December 31, 2000, 1999 and 1998
                           Notes to Consolidated Financial Statements
         (2)               FINANCIAL STATEMENT SCHEDULES
                           Schedule II -- Valuation and Qualifying Accounts
                           All other schedules for which provision is made in the
                           applicable accounting regulations of the Securities and
                             Exchange Commission have been omitted because they are not applicable or the required information is shown in the
                             financial statements or notes thereto.
         (3)               EXHIBITS
                   3.1     Second Restated Articles of Incorporation as amended through
                           June 14, 1999 (Incorporated by reference to Exhibit 3.1
                             contained in Pentair's Amendment 1 to Registration
                             Statement on Form S-3 dated July 16, 1999).
                   3.2     Third Amended and Restated By-Laws as amended effective
                           August 23, 2000 (Incorporated by reference to Exhibit 3.2
                             contained in Pentair's Current Report on Form 8-K filed
                             September 21, 2000).
                   4.1     Rights Agreement as of July 21, 1995 between Norwest Bank
                           N.A. and Pentair, Inc. (Incorporated by reference to Exhibit
                             4.1 contained in Pentair's Quarterly Report on Form 10-Q
                             for the quarterly period ended June 30, 1995).
                   4.2     Form of Indenture, dated June 1, 1999, between Pentair, Inc.
                           and U.S. Bank National Association, as Trustee.
                  10.1     Pentair's Supplemental Employee Retirement Plan as Amended
                           and Restated effective August 23, 2000 (Incorporated by
                             reference to Exhibit 10.1 contained in Pentair's Current
                             Report on Form 8-K filed September 21, 2000).
                  10.2     Pentair's 1999 Supplemental Executive Retirement Plan as
                           Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair's
                             Current Report on Form 8-K filed September 21, 2000).
                  10.3     Pentair's Restoration Plan as Amended and Restated effective
                           August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair's Current Report on Form 8-K filed
                             September 21, 2000).
                  10.4     Pentair's Omnibus Stock Incentive Plan as Amended and
                           Restated (Incorporated by reference to Exhibit 10.1
                             contained in Pentair's Quarterly Report on Form 10-Q for
                             the quarterly period ended March 31, 1996).
                  10.5     Pentair's First Amendment effective August 23, 2000 to
                           Omnibus Stock Incentive Plan as Amended and Restated
                             effective February 14, 1996 (Incorporated by reference to
                             Exhibit 10.4 contained in Pentair's Current Report on Form
                             8-K filed September 21, 2000).

                  10.6     Fourth Amended and Restated Compensation Plan for
                           Non-Employee Directors (Incorporated by reference to Exhibit
                             10.12 contained in Pentair's Annual Report on Form 10-K
                             for the year ended December 31, 1996).
                  10.7     Amendment effective August 23, 2000 to Pentair's Fourth
                           Amended and Restated Compensation Plan for Non-Employee
                             Directors (Incorporated by reference to Exhibit 10.5
                             contained in Pentair's Current Report on Form 8-K filed
                             September 21, 2000).
                  10.8     Pentair, Inc. Outside Directors Nonqualified Stock Option
                           Plan dated January 15, 1998 (Incorporated by reference to
                             Exhibit 10.8 contained in Pentair's Annual Report on Form
                             10-K for the year ended December 31, 1997).
                  10.9     Amendment effective August 23, 2000 to Pentair's Outside
                           Directors Non-Qualified Stock Option Plan (Incorporated by
                             reference to Exhibit 10.6 contained in Pentair's Current
                             Report on Form 8-K filed September 21, 2000).
                  10.10    Pentair, Inc. Deferred Compensation Plan effective January
                           1, 1993 (Incorporated by reference to Exhibit 10.21
                             contained in Pentair's Annual Report on Form 10-K for the
                             year ended December 31, 1992).
                  10.11    Amendment effective August 23, 2000 to Pentair's Deferred
                           Compensation Plan effective January 1, 1993 (Incorporated by reference to Exhibit 10.7 contained in Pentair's Current
                             Report on Form 8-K filed September 21, 2000).
                  10.12    Pentair, Inc. Non-Qualified Deferred Compensation Plan
                           effective January 1, 1996 (Incorporated by reference to
                             Exhibit 10.17 contained in Pentair's Annual Report on Form
                             10-K for the year ended December 31, 1995).
                  10.13    Trust Agreement for Pentair, Inc. Non-Qualified Deferred
                           Compensation Plan between Pentair, Inc. and State Street
                             Bank and Trust Company (Incorporated by reference to
                             Exhibit 10.18 contained in Pentair's Annual Report on Form
                             10-K for the year ended December 31, 1995).
                  10.14    Amendment effective August 23, 2000 to Pentair's
                           Non-Qualified Deferred Compensation Plan effective January
                             1, 1996 (Incorporated by reference to Exhibit 10.8
                             contained in Pentair's Current Report on Form 8-K filed
                             September 21, 2000).
                  10.15    Executive Officer Performance Plan (Incorporated by
                           reference to Exhibit 10.14 contained in Pentair's Annual
                             Report on Form 10-K for the year ended December 31, 1997).
                  10.16    Amendment effective August 23, 2000 to Pentair's Executive
                           Officer Performance Plan (Incorporated by reference to
                             Exhibit 10.9 contained in Pentair's Current Report on Form
                             8-K filed September 21, 2000).
                  10.17    Pentair's Management Incentive Plan as amended to January
                           12, 1990 (Incorporated by reference to Exhibit 10.17
                             contained in Pentair's Annual Report on Form 10-K for the
                             year ended December 31, 1989).
                  10.18    Employee Stock Purchase and Bonus Plan as amended and
                           restated effective January 1, 1992. (Incorporated by
                             reference to Exhibit 10.16 contained in Pentair's Annual
                             Report on Form 10-K for the year ended December 31, 1991).
                  10.19    Pentair's Flexible Perquisite Program as amended to January
                           1, 1989. (Incorporated by reference to Exhibit 10.20
                             contained in Pentair's Annual Report on Form 10-K for the
                             year ended December 31, 1989).
                  10.20    Form of Key Executive Employment and Severance Agreement
                           effective August 23, 2000 for Winslow H. Buxton
                             (Incorporated by reference to Exhibit 10.10 contained in
                             Pentair's Current Report on Form 8-K filed September 21,
                             2000).

                  10.21    Form of Key Executive Employment and Severance Agreement
                           effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair's
                             Current Report on Form 8-K filed September 21, 2000).
                  10.22    Form of Key Executive Employment and Severance Agreement
                           effective August 23, 2000 for Roy T. Rueb (Incorporated by reference to Exhibit 10.12 contained in Pentair's Current
                             Report on Form 8-K filed September 21, 2000).
                  10.23    Form of Key Executive Employment and Severance Agreement
                           effective August 23, 2000 for Louis Ainsworth, Richard J.
                             Cathcart, George M. Danko, Karen A. Durant, David D.
                             Harrison, Deb S. Knutson, Frank J. Feraco and others
                             (Incorporated by reference to Exhibit 10.13 contained in
                             Pentair's Current Report on Form 8-K filed September 21,
                             2000).
                  10.24    Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial
                             institutions and Bank of America, N.A., as Administrative
                             Agent (Incorporated by reference to Exhibit 4.1 contained
                             in Pentair's Current Report on Form 8-K filed September 3,
                             1999).
                  10.25    First Amendment, dated as of February 16, 2001, to the
                           Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial
                             institutions and Bank of America, N.A., as Administrative
                             Agent.
                  10.26    364-Day Credit Agreement, dated as of September 2, 1999,
                           between Pentair and subsidiaries and various financial
                             institutions and Bank of America, N.A., as Administrative
                             Agent (Incorporated by reference to Exhibit 10.1 contained in Pentair's Current Report on Form 8-K filed September 3,
                             1999).
                  10.27    Second Amendment, dated as of February 16, 2001, to the
                           364-Day Credit Agreement dated as of September 2, 1999,
                             between Pentair and various financial institutions and
                             Bank of America, N.A., as Administrative Agent.
                  10.28    Separation Agreement dated May 31, 2000 between Pentair,
                           Inc. and Richard Ingman.
                  10.29    Separation Agreement dated November 27, 2000 between
                           Pentair, Inc. and James White.
                  10.30    Proposed form of Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, dated February 14, 2001 (Submitted for shareholder approval on April 25, 2001).
                  21       List of Pentair subsidiaries.
                  23       Consent of Independent Auditors -- Deloitte & Touche LLP
                  24       Power of Attorney (See signature page)

(B)                        REPORTS ON FORM 8-K
                           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2001.

                                        PENTAIR, INC.

                                        By /s/ David D. Harrison
                                           -------------------------------------
                                                  David D. Harrison
                                                  Executive Vice President and
                                                  Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 2001 in the capacities indicated.

         SIGNATURE                     TITLE
         ---------                     -----
/s/ Randall J. Hogan          President and Chief
---------------------------     Executive Officer
     Randall J. Hogan

/s/ William J. Cadogan        Director
---------------------------
     William J. Cadogan

/s/ Joseph R. Collins         Director
---------------------------
     Joseph R. Collins

/s/ Barbara B. Grogan         Director
---------------------------
     Barbara B. Grogan

/s/ Charles A. Haggerty       Director
---------------------------
     Charles A. Haggerty

/s/ Harold V. Haverty         Director
---------------------------
     Harold V. Haverty


         SIGNATURE                     TITLE
         ---------                     -----

/s/ Winslow H. Buxton         Chairman of the Board
---------------------------
     Winslow H. Buxton

/s/ Quentin J. Hietpas        Director
---------------------------
     Quentin J. Hietpas

/s/ Stuart Maitland           Director
---------------------------
     Stuart Maitland

/s/ Augusto Meozzi            Director
---------------------------
     Augusto Meozzi

/s/ Richard M. Schulze        Director
---------------------------
     Richard M. Schulze

/s/ Karen E. Welke            Director
---------------------------
     Karen E. Welke

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Pentair, Inc. and subsidiaries

                                                     ADDITIONS                       OTHER
                                          BALANCE    CHARGED TO                     CHANGES      BALANCE
                                         BEGINNING   COSTS AND    DEDUCTIONS --   ADD (DEDUCT)   END OF
IN THOUSANDS                             OF PERIOD    EXPENSES      DESCRIBE        DESCRIBE     PERIOD
--------------------------------------------------------------------------------------------------------
ALLOWANCES FOR DOUBTFUL ACCOUNTS
  Year ended December 31, 2000            $14,242     $28,055        $23,661(1)      $   --(2)   $18,636
  Year ended December 31, 1999            $ 9,373     $ 3,008        $ 2,397(1)      $4,258(2)   $14,242
  Year ended December 31, 1998            $ 9,910     $ 1,115        $ 1,784(1)      $  132(2)   $ 9,373

(1) Uncollectible accounts written off, net of recoveries.

(2) Result of acquisitions.