Form 10-Q
period 2001-03-31
PENTAIR INC
filed 2001-05-15
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1500 County Road B2 West, Suite 400, St. Paul, Minnesota	55113

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (651) 636-7920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

On April 27, 2001, 49,021,499 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended

	March 31	April 1
In thousands, except per-share data	2001	2000

Net sales	$671,383	$647,691

Cost of goods sold	507,396	467,789

Gross profit	163,987	179,902

Selling, general and administrative	103,392	101,000

Research and development	7,739	8,618

Restructuring charge (income)	—	(2,468)

Operating income	52,856	72,752

Net interest expense	17,716	18,948

Other expense	2,500	—

Income from continuing operations before income taxes	32,640	53,804

Provision for income taxes	12,077	20,163

Income from continuing operations	20,563	33,641

Loss from discontinued operations, net of tax	—	(975)

Cumulative effect of accounting change, net of tax	—	(1,222)

Net income	$20,563	$31,444

Earnings per common share

Basic

Continuing operations	$0.42	$0.69

Loss from discontinued operations	—	(0.02)

Cumulative effect of accounting change	—	(0.02)

Basic earnings per common share	$0.42	$0.65

Diluted

Continuing operations	$0.42	$0.69

Loss from discontinued operations	—	(0.02)

Cumulative effect of accounting change	—	(0.02)

Diluted earnings per common share	$0.42	$0.65

Weighted average common shares outstanding

Basic	49,006	48,454

Diluted	49,127	48,575

Cash dividends declared per common share	$0.17	$0.16

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31	December 31	April 1
	2001	2000	2000
In thousands, except per-share data	(Unaudited)		(Unaudited)

Assets

Current assets

Cash and cash equivalents	$33,003	$34,944	$38,898

Accounts and notes receivable, net	508,344	468,081	578,678

Inventories	383,194	392,495	398,259

Deferred income taxes	73,252	72,577	50,414

Prepaid expenses and other current assets	21,295	22,442	17,816

Net assets of discontinued operations	106,633	101,263	156,046

Total current assets	1,125,721	1,091,802	1,240,111

Property, plant and equipment, net	346,820	352,984	354,144

Other assets

Goodwill, net	1,132,070	1,141,102	1,147,762

Other	66,373	58,137	49,486

Total other assets	1,198,443	1,199,239	1,197,248

Total assets	$2,670,984	$2,644,025	$2,791,503

Liabilities and Shareholders’ Equity

Current liabilities

Short-term borrowings	$170,111	$108,141	$285,625

Current maturities of long-term debt	24,569	23,999	26,414

Accounts and notes payable	224,293	250,088	184,197

Employee compensation and benefits	66,330	84,197	80,473

Accrued product claims and warranties	41,483	42,189	41,641

Income taxes	11,888	5,487	25,549

Other current liabilities	124,281	134,691	112,393

Total current liabilities	662,955	648,792	756,292

Long-term debt	782,173	781,834	858,662

Pension and other retirement compensation	61,141	59,313	56,995

Postretirement medical and other benefits	34,103	34,213	33,523

Deferred income taxes	36,702	37,133	6,240

Other noncurrent liabilities	70,475	72,149	69,496

Total liabilities	1,647,549	1,633,434	1,781,208

Commitments and contingencies

Shareholders’ equity

Preferred shares	—	—	—

Common shares — par value $0.16 2/3; 49,020,742, 48,711,955 and 48,485,029 shares issued and outstanding, respectively	8,170	8,119	8,081

Additional paid-in capital	475,520	468,425	461,358

Retained earnings	580,318	568,084	567,927

Unearned restricted stock compensation	(13,310)	(7,285)	(6,109)

Accumulated other comprehensive loss	(27,263)	(26,752)	(20,962)

Total shareholders’ equity	1,023,435	1,010,591	1,010,295

Total liabilities and shareholders’ equity	$2,670,984	$2,644,025	$2,791,503

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended

	March 31	April 1
In thousands	2001	2000

Operating activities

Net income	$20,563	$31,444

Depreciation	16,854	16,764

Amortization	9,884	10,188

Deferred income taxes	(880)	871

Restructuring charge (income)	—	(2,468)

Other expense, write-off of investment	2,500	—

Cumulative effect of accounting change	—	1,222

Changes in assets and liabilities, net of effects of business acquisitions

Accounts and notes receivable	(45,435)	(89,164)

Inventories	6,616	(42,649)

Prepaid expenses and other current assets	(934)	(5,190)

Accounts payable	(22,867)	(34,729)

Employee compensation and benefits	(17,098)	(14,859)

Accrued product claims and warranties	(552)	(4,751)

Income taxes	6,791	10,379

Other current liabilities	(3,163)	(4,355)

Pension and post-retirement benefits	3,333	1,195

Other assets and liabilities	(5,815)	(13,676)

Net cash used for continuing operations	(30,203)	(139,778)

Net cash used for discontinued operations	(9,894)	(11,354)

Net cash used for operating activities	(40,097)	(151,132)

Investing activities

Capital expenditures	(12,859)	(10,779)

Acquisitions, net of cash acquired	(6,937)	—

Net cash used for investing activities	(19,796)	(10,779)

Financing activities

Net short-term borrowings	62,016	135,013

Proceeds from long-term debt	2,413	4,162

Repayment of long-term debt	(1,189)	(2,545)

Proceeds from exercise of stock options	251	527

Dividends paid	(8,331)	(7,754)

Net cash provided by financing activities	55,160	129,403

Effect of exchange rate changes on cash	2,792	8,391

Change in cash and cash equivalents	(1,941)	(24,117)

Cash and cash equivalents, beginning of period	34,944	63,015

Cash and cash equivalents, end of period	$33,003	$38,898

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.   Basis of Presentation and Responsibility for Interim Financial Statements

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. We made certain reclassifications to the 2000 condensed consolidated financial statements to conform to the 2001 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2000 Annual Report on Form
10-K.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.   Cumulative Effect of Change in Accounting Principle

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff’s views on various revenue recognition and reporting matters.

In the fourth quarter of 2000, we changed our method of accounting for certain sales transactions to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment. Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20, which requires that the change be made as of the beginning of the year (January 1, 2000) and that the financial information for pre-change interim periods be restated by applying SAB 101 to those periods. Accordingly, the results for the first quarter of 2000 have been restated pursuant to the adoption of SAB 101.

3.   Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended

	March 31	April 1
In thousands	2001	2000

Net income	$20,563	$31,444

Changes in cumulative translation adjustment	(7,519)	(5,363)

Changes in market value of derivative financial instruments classified as cash flow hedges	717	—

Unrealized loss from marketable securities classified as available for sale	(449)	—

Cumulative effect of accounting change	6,739	—

Comprehensive income	$20,051	$26,081

Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. These standards require us to recognize all derivatives as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item is recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative is recorded in other comprehensive income (OCI) and is recognized in the consolidated statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

The adoption of SFAS 133 on January 1, 2001, resulted in an increase to other assets and other noncurrent liabilities of $7.5 million and $0.8 million, respectively, and a cumulative transition adjustment of $6.7 million in OCI. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the adoption of SFAS 133, financial instruments designated as cash-flow hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items effected earnings.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited) — (continued)

4.   Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended

	March 31	April 1
In thousands, except per-share data	2001	2000

Earnings per common share — basic

Income from continuing operations — basic	$20,563	$33,641

Loss from discontinued operations — basic	—	(975)

Cumulative effect of accounting change — basic	—	(1,222)

Income available to common shareholders — basic	$20,563	$31,444

Continuing operations	$0.42	$0.69

Loss from discontinued operations	—	(0.02)

Cumulative effect of accounting change	—	(0.02)

Earnings per common share — basic	$0.42	$0.65

Earnings per common share — diluted

Income from continuing operations — diluted	$20,563	$33,641

Loss from discontinued operations — diluted	—	(975)

Cumulative effect of accounting change — diluted	—	(1,222)

Income available to common shareholders — diluted	$20,563	$31,444

Continuing operations	$0.42	$0.69

Loss from discontinued operations	—	(0.02)

Cumulative effect of accounting change	—	(0.02)

Earnings per common share — diluted	$0.42	$0.65

Weighted average common shares outstanding — basic	49,006	48,454

Dilutive impact of stock options and restricted stock	121	121

Weighted average common shares outstanding — diluted	49,127	48,575

The computations of diluted earnings per share do not include 1.7 million and 0.5 million stock options with exercise prices greater than the average market price of the common shares for the first quarter of 2001 and 2000, respectively, as the results would have been anti-dilutive.

5.   Inventories

Inventories were comprised of:

	March 31	December 31	April 1
	2001	2000	2000
In thousands	(Unaudited)		(Unaudited)

Raw materials and supplies	$114,545	$110,935	$109,692

Work-in-process	47,485	48,392	49,507

Finished goods	221,164	233,168	239,060

Total inventories	$383,194	$392,495	$398,259

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited) — (continued)

6.   Restructuring Charge

In the fourth quarter of 2000, we initiated a restructuring program to decentralize certain corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million. Cash outlays associated with the charge were $5.9 million in the first quarter of 2001.

The components of the restructuring charge and utilization in 2000 and in the first quarter of 2001 are as follows:

		Utilization

			First	Balance
	Initial		quarter	March 31
In thousands	accrual	2000	2001	2001

Employee termination benefits	$7,888	$—	$(1,807)	$6,081

Non-cash asset disposals	10,518	(10,518)	—	—

Exit costs	8,394	(87)	(4,103)	4,204

	$26,800	$(10,605)	$(5,910)	$10,285

Included in other current liabilities in the March 31, 2001 condensed consolidated balance sheet is the unused portion of the restructuring charge of $10.3 million. We expect to complete restructuring activities and utilize the majority of the remaining charge by the end of 2001.

Workforce reductions related to the restructuring charge is for approximately 260 employees, of which, approximately 135 were terminated as of the end of the first quarter of 2001. Employee termination benefits consist primarily of severance and outplacement counseling fees. Non-cash asset disposals related to the restructuring charge consisted of the abandonment of leasehold improvements and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

7.   Acquisitions

In February 2001, we acquired Taunus, a Brazilian enclosures manufacturer, for approximately $6.9 million, including debt assumed of $1.7 million. Goodwill recorded as part of the purchase was $5.4 million and is being amortized over 20 years.

8.   Business Segments

Financial information by reportable business segment is included in the following summary:

	First	First	First	First
	Quarter	Quarter	Quarter	Quarter
In thousands	2001	2000	2001	2000

	Net sales to external customers		Operating income (loss)
Tools (1)	$240,392	$231,610	$7,863	$23,176

Water	220,852	231,967	28,193	30,749

Enclosures (1)	210,139	184,114	21,237	24,446

Corporate/other	—	—	(4,437)	(5,619)

Consolidated	$671,383	$647,691	$52,856	$72,752

(1)	First quarter 2000 Tools and Enclosures operating income includes restructuring charge income of $1,171 and $1,297, respectively.

Corporate/other operating income is primarily composed of unallocated corporate expenses, and expenses of our insurance subsidiary, intermediate finance companies, as well as intercompany eliminations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our disclosure and analysis in this report may contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. Actual results may vary materially. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all-potential risks and uncertainties.

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

RESULTS OF OPERATIONS

The following table sets forth information from our condensed consolidated statements of income.

	First quarter
In thousands	2001	2000	% change

Net sales	$671,383	$647,691	3.7%

Cost of goods sold	507,396	467,789	8.5%

Gross profit	163,987	179,902	(8.8%)

% of net sales	24.4%	27.8%

SG&A and R&D	111,131	109,618	1.4%

% of net sales	16.6%	16.9%

Restructuring charge (income)	—	(2,468)	—

% of net sales	0.0%	(0.4%)

Operating income	52,856	72,752	(27.3%)

% of net sales	7.9%	11.2%

Net interest expense	17,716	18,948	(6.5%)

% of net sales	2.6%	2.9%

Other expense	2,500	—	—

% of net sales	0.4%	0.0%

Income from continuing operations before income taxes	32,640	53,804	(39.3%)

% of net sales	4.9%	8.3%

Provision for income taxes	12,077	20,163	(40.1%)

Effective tax rate	37.0%	37.5%

Income from continuing operations	20,563	33,641	(38.9%)

% of net sales	3.1%	5.2%

Loss from discontinued operations, net of tax	—	(975)	—

Cumulative effect of accounting change, net of tax	—	(1,222)	—

Net income	$20,563	$31,444	(34.6%)

Percentages may reflect rounding adjustments.

SG&A and R&D — Selling, general and administrative; and Research and development.

Net sales

The components of the net sales increase were as follows:

% change from 2000
First quarter

Volume	4.8%

Price	(0.2%)

Currency	(0.9%)

Total net sales increase	3.7%

Net sales in the first quarter of 2001 totaled $671.4 million, compared with $647.7 million in the first quarter of 2000. The $23.7 million or 3.7 percent increase was primarily due to sales volume growth in our Enclosures and Tools segments, partially offset by volume declines in our Water segment due to unfavorable weather patterns resulting in a late spring. First quarter 2001 volume grew about 4.8 percent, while overall pricing decreased by about 0.2 percent. The negative currency impact on first quarter 2001 sales reflects the year-over-year decline primarily in the value of certain European currencies relative to the U.S. dollar.

Sales by segment and the change from the prior year period were as follows:

		First quarter
In thousands	2001	2000	% change

Tools	$240,392	$231,610	3.8%

Water	220,852	231,967	(4.8%)

Enclosures	210,139	184,114	14.1%

Total	$671,383	$647,691	3.7%

Tools

The 3.8 percent increase in Tools segment sales in the first quarter of 2001 from 2000 was primarily due to:

–	higher volume in our Porter-Cable/Delta business.

This increase was partially offset by:

–	lower selling prices due to last summer’s price discounting, which was done to recover market share in our Porter-Cable/Delta business, and has subsequently resulted in difficulties in reestablishing appropriate price levels;

In order to increase profitability in the Tools segment, some of the tasks we are undertaking include:

–	repositioning the Delta brand by reducing discounts and raising average prices;

–	ramping up new product initiatives by introducing new SKUs in our cordless and pneumatic product lines; and

–	increasing our efforts to serve customers in existing sales channels and entering new and under-served sales channels.

Water

The 4.8 percent decline in Water segment sales in the first quarter of 2001 from 2000 was primarily due to:

–	lower volume resulting from the soft economy and the impact of a later-than-usual spring thaw, which delayed the start of the pool construction season and drilling projects which affect pump product sales; and

–	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These decreases were partially offset by:

–	slight increases in average selling prices.

Enclosures

The 14.1 percent increase in Enclosures segment sales in the first quarter of 2001 from 2000 was primarily due to:

–	higher sales volume to customers in the datacom and telecom markets;

–	price increases; and

–	the February 2001 acquisition of Taunus, a Brazilian enclosures manufacturer.

These increases were partially offset by:

–	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

Late in the first quarter of 2001, we saw a decline in sales activity to customers in the datacom and telecom markets, reflecting a softening economy. This has resulted in many new customer programs being pushed out until later in the year. While we remain cautious about the near-term Enclosures outlook, our strategy has been to continue serving many broad and diverse markets in enclosures.

Gross margin

Gross margin was 24.4 percent in the first quarter of 2001, compared with 27.8 percent for the same period last year.

The 3.4 percentage point decline in the first quarter of 2001 from 2000 was primarily the result of:

–	lower selling prices due to last summer’s price discounting;

–	unfavorable product mix, primarily in our Tools and Enclosures segments; and

–	higher energy and transportation costs due to higher oil and gas prices.

SG&A and R&D

SG&A and R&D expenses were 16.6 percent of sales in the first quarter of 2001, down 1.1 percentage points from the fourth quarter of 2000, exclusive of fourth quarter one-time charges of $16.6 million for establishing additional accounts receivable reserves, and down 0.3 percentage points from the first quarter of 2000. The improvement is the result of implementing cost control actions, somewhat offset by additional spending to redefine and streamline business processes related to our fourth quarter 2000 restructuring activity.

Operating income

Operating income by segment and the change from the prior year period were as follows:

	First quarter
In thousands	2001	2000	% change

Tools (1)	$7,863	$23,176	(66.1%)

Water	28,193	30,749	(8.3%)

Enclosures (1)	21,237	24,446	(13.1%)

Corporate/other	(4,437)	(5,619)	21.0%

Total	$52,856	$72,752	(27.3%)

(1)	First quarter 2000 Tools and Enclosures operating income includes restructuring charge income of $1,171 and $1,297, respectively.

Tools

The 66.1 percent decrease in Tools segment operating income in the first quarter of 2001 from 2000 was primarily due to:

–	lower selling prices due to last summer’s price discounting;

–	unfavorable product mix;

–	higher energy and transportation costs; and

–	restructuring charge income recorded in the first quarter of 2000.

These decreases were partially offset by:

–	higher volume in our Porter-Cable/Delta business.

Water

The 8.3 percent decline in Water segment operating income in the first quarter of 2001 from 2000 was primarily due to:

–	lower volume resulting from the soft economy and the impact of a later-than-usual spring thaw; and

–	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These decreases were partially offset by:

–	slight increases in average selling prices.

Enclosures

The 13.1 percent decrease in Enclosures segment operating income in the first quarter of 2001 from 2000 was primarily due to:

–	unfavorable product mix;

–	higher energy and transportation costs;

–	unfavorable foreign currency translation resulting from the stronger U.S. dollar; and

–	restructuring charge income recorded in the first quarter of 2000.

These decreases were partially offset by:

–	higher sales volume to customers in the datacom and telecom markets; and

–	price increases.

Net interest expense

Net interest expense decreased 6.5 percent in the first quarter of 2001, compared with 2000. The year-over-year decline primarily reflects lower average borrowings.

Other expense

In the first quarter of 2001, we incurred a non-cash charge of $2.5 million for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

Discontinued operations

In December 2000, we adopted a plan to sell our Equipment segment businesses, Century/Lincoln and Lincoln Industrial. We are actively marketing these operations with expected sales by mid-2001. The proceeds from these sales will be used to reduce our debt.

We have accounted for the Equipment segment as discontinued operations in these financial statements. The disposition, net of estimated losses during the disposal period, are expected to result in a net gain. Accordingly, recognition of such gain will be deferred until the disposition is completed. In the first quarter of 2001, we had a net loss from discontinued operations of $0.4 million, which was deferred and is included as part of the net assets of discontinued operations in the condensed consolidated balance sheets. The loss from discontinued operations includes an allocation of Pentair’s interest expense. Net assets of discontinued operations at March 31, 2001, consisted of net current assets of $66.4, net property, plant and equipment of $27.1 million, and net noncurrent assets of $13.1 million.

LIQUIDITY AND CAPITAL RESOURCES

To fund investing and financing activities, committed revolving credit facilities are used to complement operating cash flows. In maintaining this financial flexibility, levels of debt will vary depending on operating results. Because of the seasonality of some of our businesses, particularly the pool and spa business and a portion of the tools business, we generally experience negative cash flows from operations in the first half of any given year. This is more than offset in the remaining half of the year.

The following table presents selected measures of our liquidity and capital resources:

	March 31	April 1
	2001	2000

Cash and cash equivalents	$33,003	$38,898

Days of sales in accounts receivable	65	73

Days inventory on hand	79	82

Days in accounts payable	61	56

Cash conversion cycle	83	99

Operating activities

Operating activities used $40.1 million in the first quarter of 2001, compared with a use of $151.1 million in the first quarter of 2000. The $111 million increase in the first quarter of 2001 over 2000 was primarily due to better management of receivables, inventories and accounts payable. We reduced days of sales in accounts receivable and days inventory on hand by 8 days and 3 days, respectively, and increased days in accounts payable by 5 days.

Investing activities

Capital expenditures in the first quarter of 2001 were $12.9 million, compared with $10.8 million for the same period in 2000. We anticipate capital expenditures in 2001 to be between $85 and $90 million. The anticipated expenditures are expected to be in the areas of tooling for new product development, factory expansion, and additional machinery and equipment for cost reductions and capacity expansion. We are reviewing all capital projects in light of current economic conditions and are making adjustments to plans as appropriate.

In the first quarter of 2001, we acquired Taunus, a Brazilian enclosures manufacturer for $6.9 million. The acquisition was financed through borrowings under our credit facilities.

Financing activities

As of the end of the first quarter of 2001, our capital structure was comprised of $170.1 million in short-term borrowings, $806.7 million in long-term debt (including current maturities), and $1,023.4 million in shareholders’ equity. The ratio of debt-to-total capital was 48.8 percent, compared with 47.5 percent as of the end of 2000 and 53.7 percent as of the end of the first quarter of 2000. Our targeted debt-to-total capital ratio range is 30 to 40 percent. The 1.3 percentage point increase in the first quarter of 2001 from December 31, 2000, reflects higher first quarter borrowings because of the seasonality of some of our businesses.

Dividends paid in the first quarter of 2001 were $8.3 million, or $0.17 per common share, compared with $7.8 million, or $0.16 per common share for the same period in 2000.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the condensed consolidated statements of cash flows, we also measure our free cash flow. We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations. We had negative free cash flow of $53.0 million in the first quarter of 2001, compared with a negative $161.9 million for the same period in 2000. We intend to increase our free cash flow by reducing inventories, improving collection of receivables, and working with suppliers to increase payment terms. We also have changed our management incentive targets to include more emphasis on improving free cash flow.

We believe cash generated from operating activities, together with credit available under committed credit facilities and our current cash position, will provide adequate short-term and long-term liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the three months ended March 31, 2001. For additional information, refer to Item 7A on page 19 of our 2000 Annual Report on Form 10-K.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Horizon Litigation

There have been no further material developments regarding the Horizon litigation from that contained in our 2000 Annual Report on Form 10-K.

Other

We are occasionally a party to litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of all currently pending matters will not be material.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At Pentair’s Annual Meeting of Shareholders held on April 25, 2001, the shareholders voted on the following items:

Proposal 1. – Election of Directors

Nominees	Votes For	Votes Withheld

Karen E. Welke	42,628,699	654,808

William T. Monahan	42,638,547	644,960

Proposal 2. – Approval of the increase in the number of shares available for issuance under the Omnibus Stock Incentive Plan.

Votes For	Votes Against	Votes Abstain

35,518,076	7,547,307	218,124

Proposal 3. – Approval of the Executive Officer Performance Plan as amended and restated to comply with the requirements of Section 162(M).

Votes For	Votes Against	Votes Abstain

38,612,751	4,381,739	289,017

Proposal 4. – Proposal to ratify the retention of Deloitte & Touche LLP as independent public accountants for the current fiscal year.

Votes For	Votes Against	Votes Abstain

41,192,954	1,901,914	188,639

ITEM 6.    Exhibits and Reports on Form 8-K

          (a)    Exhibits

10.30	Form of Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, dated February 14, 2001 as approved by shareholders on April 25, 2001 (Incorporated by reference to Exhibit 10.30 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

          (b)    Reports on Form 8-K

                   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

PENTAIR, INC. Registrant

By /s/ David D. Harrison David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer)