Form 10-Q
period 2001-06-30
PENTAIR INC
filed 2001-08-14
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1500 County Road B2 West, Suite 400, St. Paul, Minnesota	55113
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (651) 636-7920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On July 27, 2001, 49,080,234 shares of the Registrant's common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended

	June 30	July 1	June 30	July 1
In thousands, except per-share data	2001	2000	2001	2000

Net sales	$702,076	$733,761	$1,373,459	$1,381,452
Cost of goods sold	531,294	541,614	1,038,690	1,009,403

Gross profit	170,782	192,147	334,769	372,049
Selling, general and administrative	103,183	105,182	206,575	206,182
Research and development	7,250	7,528	14,989	16,146
Restructuring charge (income)	—	—	—	(2,468)

Operating income	60,349	79,437	113,205	152,189
Net interest expense	16,241	18,579	33,957	37,527
Other expense	—	—	2,500	—

Income from continuing operations before income taxes	44,108	60,858	76,748	114,662
Provision for income taxes	15,552	22,185	27,629	42,348

Income from continuing operations	28,556	38,673	49,119	72,314
Loss from discontinued operations, net of tax	—	(1,440)	—	(2,415)
Cumulative effect of accounting change, net of tax	—	—	—	(1,222)

Net income	$28,556	$37,233	$49,119	$68,677

Earnings per common share
Basic
Continuing operations	$0.58	$0.80	$1.00	$1.49
Loss from discontinued operations	—	(0.03)	—	(0.05)
Cumulative effect of accounting change	—	—	—	(0.02)

Basic earnings per common share	$0.58	$0.77	$1.00	$1.42

Diluted
Continuing operations	$0.58	$0.79	$1.00	$1.48
Loss from discontinued operations	—	(0.03)	—	(0.05)
Cumulative effect of accounting change	—	—	—	(0.02)

Diluted earnings per common share	$0.58	$0.76	$1.00	$1.41

Weighted average common shares outstanding
Basic	49,032	48,517	49,019	48,485
Diluted	49,274	48,742	49,200	48,658

Cash dividends declared per common share	$0.17	$0.16	$0.34	$0.32

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30 2001	December 31 2000	July 1 2000
In thousands, except per-share data	(Unaudited)		(Unaudited)

Assets
Current assets
Cash and cash equivalents	$27,689	$34,944	$45,188
Accounts and notes receivable, net	475,813	468,081	527,128
Inventories	345,097	392,495	421,586
Deferred income taxes	72,585	72,577	50,073
Prepaid expenses and other current assets	23,745	22,442	23,506
Net assets of discontinued operations	109,060	101,263	153,397

Total current assets	1,053,989	1,091,802	1,220,878

Property, plant and equipment, net	341,037	352,984	355,637

Other assets
Goodwill, net	1,114,115	1,141,102	1,135,810
Other	91,275	58,137	59,380

Total other assets	1,205,390	1,199,239	1,195,190

Total assets	$2,600,416	$2,644,025	$2,771,705

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$98,828	$108,141	$195,964
Current maturities of long-term debt	4,463	23,999	21,341
Accounts and notes payable	230,286	250,088	248,639
Employee compensation and benefits	66,259	84,197	87,048
Accrued product claims and warranties	41,441	42,189	44,963
Income taxes	11,867	5,487	39,487
Other current liabilities	125,164	134,691	88,177

Total current liabilities	578,308	648,792	725,619

Long-term debt	780,888	781,834	839,003
Pension and other retirement compensation	60,799	59,313	55,582
Postretirement medical and other benefits	33,653	34,213	33,507
Deferred income taxes	36,930	37,133	5,265
Other noncurrent liabilities	67,961	72,149	76,105

Total liabilities	1,558,539	1,633,434	1,735,081

Commitments and contingencies

Shareholders' equity
Common shares — par value $0.16 2/3; 49,065,155, 48,711,955 and 48,529,635 shares issued and outstanding, respectively	8,178	8,119	8,089
Additional paid-in capital	476,880	468,425	462,452
Retained earnings	600,540	568,084	597,397
Unearned restricted stock compensation	(11,838)	(7,285)	(5,511)
Accumulated other comprehensive loss	(31,883)	(26,752)	(25,803)

Total shareholders' equity	1,041,877	1,010,591	1,036,624

Total liabilities and shareholders' equity	$2,600,416	$2,644,025	$2,771,705

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended

	June 30	July 1
In thousands	2001	2000

Operating activities
Net income	$49,119	$68,677
Depreciation	32,830	32,366
Amortization	20,565	19,893
Deferred income taxes	264	335
Restructuring charge (income)	—	(2,468)
Other expense, write-off of investment	2,500	—
Cumulative effect of accounting change	—	1,222
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(16,233)	(40,088)
Inventories	42,753	(67,222)
Prepaid expenses and other current assets	(7,462)	(11,309)
Accounts payable	(15,222)	31,070
Employee compensation and benefits	(16,600)	(8,017)
Accrued product claims and warranties	(563)	(1,394)
Income taxes	7,000	24,492
Other current liabilities	(5,754)	(33,250)
Pension and post-retirement benefits	3,499	193
Other assets and liabilities	(5,784)	(12,705)

Net cash provided by continuing operations	90,912	1,795
Net cash used for discontinued operations	(12,387)	(8,697)

Net cash provided by (used for) operating activities	78,525	(6,902)

Investing activities
Capital expenditures	(25,131)	(28,449)
Acquisitions, net of cash acquired	(1,937)	—
Equity investments	(16,698)	—

Net cash used for investing activities	(43,766)	(28,449)

Financing activities
Net short-term borrowings (repayments)	(8,586)	45,352
Proceeds from long-term debt	2,413	4,968
Repayment of long-term debt	(21,683)	(26,036)
Proceeds from exercise of stock options	1,648	1,558
Dividends paid	(16,665)	(15,517)

Net cash provided by (used for) financing activities	(42,873)	10,325

Effect of exchange rate changes on cash	859	7,199

Change in cash and cash equivalents	(7,255)	(17,827)
Cash and cash equivalents, beginning of period	34,944	63,015

Cash and cash equivalents, end of period	$27,689	$45,188

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

2.	Cumulative Effects of Changes in Accounting Principles

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

In the fourth quarter of 2000, we changed our method of accounting for certain sales transactions to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment. Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20, which requires that the change be made as of the beginning of the year (January 1, 2000) and that the financial information for pre-change interim periods be restated by applying SAB 101 to those periods. Accordingly, quarterly results for 2000 were restated pursuant to the adoption of SAB 101.

3.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended

	June 30	July 1	June 30	July 1
In thousands	2001	2000	2001	2000

Net income	$28,556	$37,233	$49,119	$68,677
Changes in cumulative translation adjustment	(7,693)	(4,841)	(15,212)	(10,204)
Changes in market value of derivative financial instrumentsclassified as cash flow hedges	3,098	—	3,815	—
Unrealized loss from marketable securities classified as available for sale	(25)	—	(473)	—
Cumulative effect of accounting change — SFAS 133	—	—	6,739	—

Comprehensive income	$23,936	$32,392	$43,988	$58,473

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

x	Three months ended		Six months ended

	June 30	July 1	June 30	July 1
In thousands, except per-share data	2001	2000	2001	2000

Earnings per common share — basic
Income from continuing operations	$28,556	$38,673	$49,119	$72,314
Loss from discontinued operations	—	(1,440)	—	(2,415)
Cumulative effect of accounting change	—	—	—	(1,222)

Income available to common shareholders	$28,556	$37,233	$49,119	$68,677

Continuing operations	$0.58	$0.80	$1.00	$1.49
Loss from discontinued operations	—	(0.03)	—	(0.05)
Cumulative effect of accounting change	—	—	—	(0.02)

Earnings per common share	$0.58	$0.77	$1.00	$1.42

Earnings per common share — diluted
Income from continuing operations	$28,556	$38,673	$49,119	$72,314
Loss from discontinued operations	—	(1,440)	—	(2,415)
Cumulative effect of accounting change	—	—	—	(1,222)

Income available to common shareholders	$28,556	$37,233	$49,119	$68,677

Continuing operations	$0.58	$0.79	$1.00	$1.48
Loss from discontinued operations	—	(0.03)	—	(0.05)
Cumulative effect of accounting change	—	—	—	(0.02)

Earnings per common share	$0.58	$0.76	$1.00	$1.41

Weighted average common shares outstanding — basic	49,032	48,517	49,019	48,485
Dilutive impact of stock options and restricted stock	242	225	181	173

Weighted average common shares outstanding — diluted	49,274	48,742	49,200	48,658

The computations of diluted earnings per share do not include 1.5 million and 0.6 million of anti-dilution stock options with exercise prices greater than the average market price of our common stock in the second quarter of 2001 and 2000, respectively, and 1.6 million and 0.5 million for the year-to-date periods, respectively.

5.	Inventories
Inventories were comprised of:

	June 30		December 31	July 1
	2001		2000	2000
In thousands	(Unaudited	)		(Unaudited	)

Raw materials and supplies	$107,096		$110,935	$106,727
Work-in-process	42,542		48,392	47,118
Finished goods	195,459		233,168	267,741

Total inventories	$345,097		$392,495	$421,586

6.	Restructuring Charge

	In the fourth quarter of 2000, we initiated a restructuring program to decentralize certain corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million. Cash outlays associated with the charge were $11.8 million in the first half of 2001.

	Utilization

			Six months ended		Balance
	Initial	Year	June 30		June 30
	In thousands	accrual	2000	2001	2001

	Employee termination benefits	$7,888	$—	$(6,474)	$1,414
	Non-cash asset disposals	10,518	(10,518)	—	—
	Exit costs	8,394	(87)	(5,308)	2,999

		$26,800	$(10,605)	$(11,782)	$4,413

	Included in other current liabilities in the June 30, 2001 condensed consolidated balance sheet is the unused portion of the restructuring charge of $4.4 million. We expect to complete restructuring activities and utilize the majority of the remaining charge by the end of 2001.

	Workforce reductions related to the restructuring charge is for approximately 225 employees, most of which have been terminated as of the end of the second quarter of 2001. Employee termination benefits are primarily for severance related costs and outplacement counseling fees. Non-cash asset disposals related to the restructuring charge consisted of the abandonment of leasehold improvements and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

7.	Business Segments

	Financial information by reportable business segment is included in the following summary:

		Three months ended (1)		Six months ended (1) (2)

		June 30	July 1	June 30	July 1
	In thousands	2001	2000	2001	2000

	Net sales to external customers
	Tools	$285,905	$275,375	$526,297	$506,985
	Water	241,017	261,727	461,869	493,694
	Enclosures	175,154	196,659	385,293	380,773

	Consolidated	$702,076	$733,761	$1,373,459	$1,381,452

	Operating income (loss
	Tools	$18,218	$17,235	$26,081	$40,411
	Water	35,650	41,448	63,843	72,197
	Enclosures	9,834	24,542	31,071	48,988
	Corporate/other	(3,353)	(3,788)	(7,790)	(9,407)

	Consolidated	$60,349	$79,437	$113,205	$152,189

	(1)				Tools segment operating income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves in the second quarter of 2000.

	(2)				Tools and Enclosures segment operating income includes restructuring charge income of $1,171 and $1,297, respectively, recorded in the first quarter of 2000 due to a change in estimate of 1999 restructuring liabilities.

	Corporate/other operating income is primarily composed of unallocated corporate expenses, and expenses of our insurance subsidiary, intermediate finance companies, as well as intercompany eliminations.

8.	Acquisitions

In February 2001, we acquired Taunus, a Brazilian enclosures manufacturer, for approximately $6.9 million cash plus debt assumed of $1.7 million. Goodwill recorded as part of the purchase was $5.4 million and is being amortized over 20 years.

In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to an earlier acquisition. The amount received was accounted for as a reduction in goodwill.

9.	Equity Investments

In the second quarter of 2001, we invested $3.0 million to take a minority equity interest in a privately-held developer and manufacturer of laser leveling and measuring devices. This investment is accounted for under the cost method and is included in Other assets in the condensed consolidated balance sheet.

We are investing approximately $23.0 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $13.7 million has been paid. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent. These investments are accounted for under the equity method and are included in Other assets in the condensed consolidated balance sheet. Our equity in the earnings of these joint ventures is included in cost of goods sold.

10.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires that all Business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 142 eliminates the amortization of goodwill and requires periodic evaluation of the goodwill carrying value. The provisions of SFAS142 are effective for fiscal years beginning after December 15, 2001. We are currently in the process of assessing the impact of adopting these new standards.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Any change in the following factors may impact the achievement of results:

•	changes in industry conditions, such as:

	•	the strength of product demand;

	•	the intensity of competition;

	•	pricing pressures;

	•	market acceptance of new product introductions;

	•	the introduction of new products by competitors;

	•	our ability to source components from third parties without interruption and at reasonable prices; and

	•	the financial condition of our customers.

•	changes in our business strategies;

•	general economic conditions, such as the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies and inventory risks due to shifts in market demand; and

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other liabilities.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS
The following table sets forth information from our condensed consolidated statements of income.

	Three months ended			Six months ended

In thousands	June 30 2001	July 1 2000	% change	June 30 2001	July 1 2000	% change

Net sales	$702,076	$733,761	(4.3)%	$1,373,459	$1,381,452	(0.6)%
Cost of goods sold	531,294	541,614	(1.9)%	1,038,690	1,009,403	2.9%

Gross profit	170,782	192,147	(11.1)%	334,769	372,049	(10.0)%
% of net sales	24.3%	26.2%		24.4%	26.9%
SG&A and R&D	110,433	112,710	(2.0)%	221,564	222,328	(0.3)%
% of net sales	15.7%	15.4%		16.1%	16.1%
Restructuring charge (income)	—	—	nm	—	(2,468)	nm
% of net sales	nm	nm		nm	(0.2)%

Operating income	60,349	79,437	(24.0)%	113,205	152,189	(25.6)%
% of net sales	8.6%	10.8%		8.2%	11.0%
Net interest expense	16,241	18,579	(12.6)%	33,957	37,527	(9.5)%
% of net sales	2.3%	2.5%		2.5%	2.7%
Other expense	—	—	nm	2,500	—	nm
% of net sales	nm	nm		0.2%	nm

Income from continuing operations before income taxes	44,108	60,858	(27.5)%	76,748	114,662	(33.1)%
% of net sales	6.3%	8.3%		5.6%	8.3%
Provision for income taxes	15,552	22,185	(29.9)%	27,629	42,348	(34.8)%
Effective tax rate	35.3%	36.5%		36.0%	36.9%

Income from continuing operations	28,556	38,673	(26.2)%	49,119	72,314	(32.1)%
% of net sales	4.1%	5.3%		3.6%	5.2%
Loss from discontinued operations, net of tax	—	(1,440)	nm	—	(2,415)	nm
Cumulative effect of accounting change, net of tax	—	—	nm	—	(1,222)	nm

Net income	$28,556	$37,233	(23.3)%	$49,119	$68,677	(28.5)%

Percentages may reflect rounding adjustments.
SG&A and R&D — Selling, general and administrative; and Research and development.
nm — not measured

Net sales
The components of the net sales decreases were as follows:

	% change from 2000
	Second quarter	Six months

Volume	(3.7)%	0.3%
Price	0.1%	(0.1)%
Currency	(0.7)%	(0.8)%

Total net sales decrease	(4.3)%	(0.6)%

Net sales in the second quarter and first half of 2001 totaled $702.1 million and $1,373.5 million, compared with $733.8 million and $1,381.5 million for the same periods in 2000.  The second quarter decrease of $31.7 million or 4.3 percent was primarily due to volume declines in our Enclosures and Water segments, partially offset by volume growth in our Tools segment.  The first half decrease of $8.0 million or 0.6 percent was primarily due to a volume decline in our Water segment as the weaker economy slowed demand for our industrial pumps and sales of pool equipment.  This was partially offset by volume growth in our Tools and Enclosures segments in the first half of 2001.  The negative currency impact on second quarter and first half of 2001 sales reflects the year-over-year decline primarily in the value of certain European currencies relative to the U.S. dollar.

Sales by segment and the change from the prior year periods were as follows:

	Three months ended				Six months ended

	June 30	July 1	Favorable (Unfavorable)		June 30	July 1	Favorable (Unfavorable)
In thousands	2001	2000	$ change	% change	2001	2000	$ change	% change

Tools	$285,905	$275,375	$10,530	3.8%	$526,297	$506,985	$19,312	3.8%
Water	241,017	261,727	(20,710)	(7.9)%	461,869	493,694	(31,825)	(6.4)%
Enclosures	175,154	196,659	(21,505)	(10.9)%	385,293	380,773	4,520	1.2%

Total	$702,076	$733,761	$(31,685)	(4.3)%	$1,373,459	$1,381,452	$(7,993)	(0.6)%

Tools

The 3.8 percent increases in Tools segment sales in both the second quarter and first half of 2001 from 2000 was primarily driven by:
➢	increased pressure washer and air compressor sales in the second quarter of 2001; and
➢	higher sales volume in our Porter-Cable/Delta business in the first half of 2001.

These increases were partially offset by:
➢	lower selling prices due to last summer’s price discounting, which was done to recover market share in our Porter-Cable/Delta business, and has subsequently resulted in difficulties in reestablishing appropriate price levels.

We are successfully implementing our turnaround strategies to return the Tools segment to more historical profitability levels. Some of the initiatives we are undertaking include:
➢	cost reduction through supply chain management and the introduction of lean manufacturing processes;
➢	overhauling our pricing practices by creating a more-robust pricing process and reducing price discounting activities;
➢	intensifying our focus on addressing the needs of previously under-served channels and geographies and aggressively positioning the businesses to regain brand preference in the markets we serve through channel management;
➢	increasing innovation through new product development; and
➢	improved leadership that is now driving change throughout the organization.

Water
The 7.9 percent and 6.4 percent declines in Water segment sales in the second quarter and first half of 2001 from 2000 was primarily due to:
➢	lower volume as a weaker economy slowed demand for our industrial pumps and sales of pool equipment, and the timing of shipments for several large pump projects; and
➢	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These decreases were partially offset by:
➢	slight increases in average selling prices.

Enclosures
The 10.9 percent decrease in Enclosures segment sales in the second quarter of 2001 from 2000 was primarily due to:
➢	lower sales volume resulting from reduced capital spending in the industrial market reflecting a weaker economy, coupled with the downturn in the datacom and telecom markets; and
➢	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These decreases were partially offset by:
➢	slight price increases; and
➢	the February 2001 acquisition of Taunus, a Brazilian enclosures manufacturer.

The 1.2 percent increase in Enclosures segment sales in the first half of 2001 from 2000 was primarily due to:
➢	higher first quarter 2001 sales volume to customers in the datacom and telecom markets versus a decrease in the second quarter;
➢	slight price increases; and
➢	the Taunus acquisition.

These increases were partially offset by:
➢	unfavorable foreign currency translation resulting from the stronger U.S. dollar.

Gross margin
Gross margin was 24.3 percent and 24.4 percent in the second quarter and first half of 2001, compared with 26.2 percent and 26.9 percent for the same periods last year.

The 1.9 percentage point and 2.5 percentage point declines in the second quarter and first half of 2001 from 2000 was primarily the result of:
➢	lower sales volume resulting in unabsorbed overhead;
➢	unfavorable product mix; and
➢	higher energy costs resulting from an increase in oil and gas prices.

SG&A and R&D
SG&A and R&D expenses were 15.7 percent of sales and 16.1 percent of sales in the second quarter and first half of 2001, up 0.3 percentage points and flat for the same periods in 2000.  The slight increase in the second quarter of 2001 is the result of additional spending to redefine and streamline business processes primarily in the areas of supply chain management and lean manufacturing to improve our overall cost structure.

Operating income
Operating income by segment and the change from the prior year periods were as follows:

	Three months ended (1)				Six months ended (1) (2)

	June 30	July 1	Favorable (Unfavorable)		June 30	July 1	Favorable (Unfavorable)
In thousands	2001	2000	$ change	% change	2001	2000	$ change	% change

Tools	$18,218	$17,235	$983	5.7%	$26,081	$40,411	$(14,330)	(35.5)%
% of net sales	6.4%	6.3%			5.0%	8.0%
Water	35,650	41,448	(5,798)	(14.0)%	63,843	72,197	(8,354)	(11.6)%
% of net sales	14.8%	15.8%			13.8%	14.6%
Enclosures	9,834	24,542	(14,708)	(59.9)%	31,071	48,988	(17,917)	(36.6)%
% of net sales	5.6%	12.5%			8.1%	12.9%
Corporate/other	(3,353)	(3,788)	435	11.5%	(7,790)	(9,407)	1,617	17.2%

Total	$60,349	$79,437	(19,088)	(24.0)%	$113,205	$152,189	$(38,984)	(25.6)%

% of net sales	8.6%	10.8%			8.2%	11.0%

(1)		Tools segment operating income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves in the second quarter of 2000.

(2)		Tools and Enclosures segment operating income includes restructuring charge income of $1,171 and $1,297, respectively, recorded in the first quarter of 2000 due to a change in estimate of 1999 restructuring liabilities.

Tools
The 5.7 percent increase in Tools segment operating income in the second quarter of 2001 from 2000 was primarily due to:
➢	higher sales volume, primarily for pressure washers and air compressors;
➢	favorable product mix; and
➢	lower bad debt expense due to the establishment of $5.0 million in accounts receivable reserves in the second quarter of 2000.

These increases were partially offset by:
➢	lower selling prices due to last summer’s price discounting;
➢	additional spending in 2001 to redefine and streamline business processes; and
➢	higher pension costs due to lower return on pension assets.

The 35.5 percent decrease in Tools segment operating income in the first half of 2001 from 2000 was primarily due to:
➢	lower selling prices due to last summer’s price discounting;
➢	unfavorable product mix, primarily in our Porter-Cable/Delta business;
➢	additional spending in 2001 to redefine and streamline business processes;
➢	higher pension costs due to lower return on pension assets; and
➢	restructuring charge income recorded in the first quarter of 2000.

These decreases were partially offset by:
➢	higher sales volume in our Porter-Cable/Delta business in the first half of 2001; and
➢	lower bad debt expense due to the establishment of $5.0 million in accounts receivable reserves in the second quarter of 2000.

Water
The 14 percent and 11.6 percent declines in Water segment operating income in the second quarter and first half of 2001 from 2000 was primarily due to:
➢	lower volume as a weaker economy slowed demand for our industrial pumps and sales of pool equipment;
➢	unfavorable product mix; and
➢	higher energy costs resulting from an increase in oil and gas prices.

These decreases were partially offset by:
➢	slight increases in average selling prices.

Enclosures
The 59.9 percent and 36.6 percent decreases in Enclosures segment operating income in the second quarter and first half of 2001 from 2000 was primarily due to:
➢	lower sales volume resulting from reduced capital spending in the industrial market, coupled with the downturn in the datacom and telecom markets;
➢	unfavorable product mix;
➢	higher energy and higher pension costs;
➢	unfavorable foreign currency translation resulting from the stronger U.S. dollar; and
➢	restructuring charge income recorded in the first quarter of 2000 (only affects first half comparison).

These decreases were partially offset by:
➢	increases in average selling prices.

Net interest expense
Net interest expense decreased 12.6 percent and 9.5 percent in the second quarter and first half of 2001, compared with the same periods last year.  The decline primarily reflects lower average borrowings driven by our strong cash flow performance in the first half of 2001 and lower interest rates on our variable debt.

Other expense
In the first quarter of 2001, we incurred a non-cash charge of $2.5 million for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

Discontinued operations
In December 2000, we adopted a plan to sell our Equipment segment businesses, Century/Lincoln Automotive and Lincoln Industrial.  In June 2001, we signed a letter of intent with K&K Jump Start-Chargers and a Kansas City, Missouri equity investment group to sell our wholly owned Century Mfg. Co. automotive service equipment business.   In July 2001, we signed a definitive purchase agreement to sell our wholly owned Lincoln Industrial automated lubrication and materials dispensing business to a company newly formed by The Jordan Company LLC of New York, NY.  We expect to complete these transactions in the third quarter of this year, subject to completion of financing arrangements.  The proceeds from these sales will be used to reduce our debt.

We have accounted for the Equipment segment as discontinued operations in these financial statements.  The disposition, net of estimated operating losses during the disposal period, are expected to result in a net gain.  Accordingly, recognition of such gain will be deferred until the disposition is completed.  In the second quarter and first half of 2001, we had a net loss from discontinued operations of $1.8 million and $2.2, respectively, which was deferred and is included as part of the net assets of discontinued operations in the condensed consolidated balance sheets.  The loss from discontinued operations includes an allocation of Pentair’s interest expense.  Net assets of discontinued operations at June 30, 2001, consisted of net current assets of $63.3 million, net property, plant and equipment of $26.1 million, and net noncurrent assets of $19.7 million.

LIQUIDITY AND CAPITAL RESOURCES
To fund investing and financing activities, committed revolving credit facilities are used to complement operating cash flows.  In maintaining this financial flexibility, levels of debt will vary depending on operating results.  Because of the seasonality of some of our businesses, particularly the pool and spa equipment business and a portion of the tools business, we generally experience negative cash flows from operations in the first half of any given year.  However, due to our emphasis on working capital management in 2001, we generated $78.5 million of cash from operating activities in the first half of the year, which net of $25.1 million of capital expenditures, resulted in a positive free cash flow of $ 53.4 million.

The following table presents selected quarterly measures of our liquidity calculated from our monthly operating results:

	June 30	July 1
	2001	2000

Days of sales in accounts receivable	64	70
Days inventory on hand	70	75
Days in accounts payable	56	55
Cash conversion cycle	78	90

Operating activities
Operating activities provided $78.5 million in the first half of 2001, compared with a use of $6.9 million for the same period in 2000.  The $85.4 million increase in the first half of 2001 over 2000 was primarily due to better management of accounts receivable and inventories.  We reduced days of sales in accounts receivable and days inventory on hand by 6 days and 5 days, respectively.

Investing activities
Capital expenditures in the first half of 2001 were $25.1 million, compared with $28.4 million for the same period in 2000.  We anticipate capital expenditures in 2001 to be between $75 million and $80 million.  The anticipated expenditures are expected to be in the areas of tooling for new product development, factory expansion, and additional machinery and equipment for cost reductions and capacity expansion.  We are reviewing all capital projects in light of current economic conditions and are making adjustments to plans as appropriate.

In the first quarter of 2001, we acquired Taunus, a Brazilian enclosures manufacturer for $6.9 million cash plus debt assumed of $1.7 million.  The acquisition was financed through borrowings under our credit facilities.  In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to an earlier acquisition.

In the second quarter of 2001, we invested $3.0 million to take a minority equity interest in a privately-held developer and manufacturer of laser leveling and measuring devices.  We are investing approximately $23.0 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $13.7 million has been paid.  We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent.

Financing activities
As of the end of the second quarter of 2001, our capital structure was comprised of $98.8 million in short-term borrowings, $785.4 million in long-term debt (including current maturities), and $1,041.9 million in shareholders’ equity.  The ratio of debt-to-total capital as of the end of the second quarter of 2001 was 45.9 percent, compared with 47.5 percent as of the end of 2000 and 50.5 percent as of the end of the second quarter of 2000.  Our targeted debt-to-total capital ratio is 40 percent.  The 1.6 percentage point decrease from the end of 2000, reflects a decrease in our total debt resulting from strong cash flow from operations.

Dividends paid in the first half of 2001 were $16.7 million, or $0.34 per common share, compared with $15.5 million, or $0.32 per common share for the same period in 2000.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the condensed consolidated statements of cash flows, we also measure our free cash flow.  We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations.  We had positive free cash flow of $53.4 million in the first half of 2001, compared with a negative $35.4 million for the same period in 2000.  We intend to increase our free cash flow by continuing to reduce inventories and improve collection of accounts receivable.  We also have changed our management incentive targets to include more emphasis on improving free cash flow.

We believe cash generated from operating activities, together with credit available under committed credit facilities and our current cash position, will provide adequate short-term and long-term liquidity.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the six months ended June 30, 2001.  For additional information, refer to Item 7A on page 19 of our 2000 Annual Report on Form 10-K.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.30	Form of Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, dated February 14, 2001 as approved by shareholders on April 25, 2001.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)