Form 10-Q
period 2001-09-29
PENTAIR INC
filed 2001-11-05
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2001

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

On October 26, 2001, 49,057,615 shares of the Registrant's common stock were outstanding.

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands, except per-share data	2001	2000	2001	2000
Net sales	$646,559	$691,784	$2,020,018	$2,073,236
Cost of goods sold	487,033	518,925	1,525,723	1,528,328
Gross profit	159,526	172,859	494,295	544,908
Selling, general and administrative	100,537	104,295	307,112	310,477
Research and development	7,805	7,214	22,794	23,360
Restructuring charge (income)	—	—	—	(2,468)
Operating income	51,184	61,350	164,389	213,539
Net interest expense	14,409	18,753	48,366	56,280
Other expense	—	—	2,500	—
Income from continuing operations before income taxes	36,775	42,597	113,523	157,259
Provision for income taxes	12,104	14,576	39,733	56,924
Income from continuing operations	24,671	28,021	73,790	100,335
Loss from discontinued operations, net of tax	—	(14,382)	—	(16,797)
Cumulative effect of accounting change, net of tax	—	—	—	(1,222)
Net income	$24,671	$13,639	$73,790	$82,316

Earnings per common share
Basic
Continuing operations	$0.50	$0.58	$1.50	$2.07
Loss from discontinued operations	—	(0.30)	—	(0.35)
Cumulative effect of accounting change	—	—	—	(0.02)

Basic earnings per common share	$0.50	$0.28	$1.50	$1.70

Diluted
Continuing operations	$0.50	$0.58	$1.50	$2.06
Loss from discontinued operations	—	(0.30)	—	(0.35)
Cumulative effect of accounting change	—	—	—	(0.02)

Diluted earnings per common share	$0.50	$0.28	$1.50	$1.69

Weighted average common shares outstanding
Basic	49,082	48,521	49,040	48,497
Diluted	49,410	48,568	49,270	48,628

Cash dividends declared per common share	$0.18	$0.17	$0.52	$0.49

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 29	December 31	September 30
	2001	2000	2000
In thousands, except share and per-share data	(Unaudited)		(Unaudited)
Assets
Current assets
Cash and cash equivalents	$32,816	$34,944	$54,387
Accounts and notes receivable, net	460,732	468,081	524,631
Inventories	343,127	392,495	422,909
Deferred income taxes	73,675	72,577	51,349
Prepaid expenses and other current assets	28,551	22,442	31,245
Net assets of discontinued operations	106,683	101,263	130,335
Total current assets	1,045,584	1,091,802	1,214,856

Property, plant and equipment, net	340,187	352,984	351,203

Other assets
Goodwill, net	1,111,992	1,141,102	1,142,047
Other	93,814	58,137	59,838
Total other assets	1,205,806	1,199,239	1,201,885
Total assets	$2,591,577	$2,644,025	$2,767,944

Liabilities and Shareholders' Equity
Current liabilities
Short-term borrowings	$61,890	$108,141	$198,351
Current maturities of long-term debt	4,371	23,999	22,584
Accounts and notes payable	207,721	250,088	243,436
Employee compensation and benefits	75,645	84,197	90,622
Accrued product claims and warranties	40,221	42,189	42,991
Income taxes	16,066	5,487	30,997
Other current liabilities	125,333	134,691	110,881
Total current liabilities	531,247	648,792	739,862

Long-term debt	781,885	781,834	827,891
Pension and other retirement compensation	69,733	61,715	58,161
Postretirement medical and other benefits	33,317	34,213	33,636
Deferred income taxes	41,956	37,133	4,296
Other noncurrent liabilities	66,643	69,747	75,470
Total liabilities	1,524,781	1,633,434	1,739,316

Commitments and contingencies

Shareholders' equity
Common shares — par value $0.16 2/3; 49,041,646, 48,711,955 and 48,522,688 shares issued and outstanding, respectively	8,174	8,119	8,087
Additional paid-in capital	475,774	468,425	462,019
Retained earnings	616,377	568,084	602,785
Unearned restricted stock compensation	(10,898)	(7,285)	(4,758)
Accumulated other comprehensive loss	(22,631)	(26,752)	(39,505)
Total shareholders' equity	1,066,796	1,010,591	1,028,628
Total liabilities and shareholders' equity	$2,591,577	$2,644,025	$2,767,944

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 29	September 30
In thousands	2001	2000
Operating activities
Net income	$73,790	$82,316
Depreciation	48,662	45,471
Amortization	30,966	29,281
Deferred income taxes	3,843	(1,669)
Restructuring charge (income)	—	(2,468)
Other expense, write-off of investment	2,500	—
Cumulative effect of accounting change	—	1,222
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	5,416	(43,911)
Inventories	47,978	(78,297)
Prepaid expenses and other current assets	(11,963)	(19,933)
Accounts payable	(40,418)	28,662
Employee compensation and benefits	(8,353)	(3,471)
Accrued product claims and warranties	(1,887)	(5,422)
Income taxes	10,922	16,405
Other current liabilities	(8,018)	(17,224)
Pension and post-retirement benefits	7,614	4,399
Other assets and liabilities	(4,851)	(15,643)
Net cash provided by continuing operations	156,201	19,718
Net cash provided by (used for) discontinued operations	(8,944)	13,177
Net cash provided by operating activities	147,257	32,895

Investing activities
Capital expenditures	(37,639)	(43,556)
Acquisitions, net of cash acquired	(1,937)	—
Equity investments	(20,564)	—
Other	—	(371)
Net cash used for investing activities	(60,140)	(43,927)

Financing activities
Net short-term borrowings (repayments)	(46,937)	47,739
Proceeds from long-term debt	2,676	6,030
Repayment of long-term debt	(22,582)	(35,135)
Proceeds from exercise of stock options	1,492	1,619
Repurchases of common stock	(1,458)	(410)
Dividends paid	(25,499)	(23,767)
Net cash used for financing activities	(92,308)	(3,924)

Effect of exchange rate changes on cash	3,063	6,328
Change in cash and cash equivalents	(2,128)	(8,628)
Cash and cash equivalents, beginning of period	34,944	63,015
Cash and cash equivalents, end of period	$32,816	$54,387

See accompanying notes to condensed consolidated financial statements.

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

In the fourth quarter of 2000, we changed our method of accounting for certain sales transactions to comply with SAB 101.  As a result of this change, we reported a change in accounting principle in accordance with APB Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment.  Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20, which requires that the change be made as of the beginning of the year (January 1, 2000) and that the financial information for pre-change interim periods be restated by applying SAB 101 to those periods.  Accordingly, the quarterly results for 2000 were restated pursuant to the adoption of SAB 101.

3.     Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands	2001	2000	2001	2000
Net income	$24,671	$13,639	$73,790	$82,316
Changes in cumulative translation adjustment	13,300	(13,702)	(1,912)	(23,906)
Changes in market value of derivative financial instruments classified as cash flow hedges	(4,008)	—	(193)	—
Unrealized loss from marketable securities classified as available for sale	(39)	—	(513)	—
Cumulative effect of accounting change — SFAS 133	—	—	6,739	—
Comprehensive income (loss)	$33,924	$(63)	$77,911	$58,410

4.     Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands, except per-share data	2001	2000	2001	2000
Earnings per common share — basic
Income from continuing operations	$24,671	$28,021	$73,790	$100,335
Loss from discontinued operations	—	(14,382)	—	(16,797)
Cumulative effect of accounting change	—	—	—	(1,222)
Income available to common shareholders	$24,671	$13,639	$73,790	$82,316

Continuing operations	$0.50	$0.58	$1.50	$2.07
Loss from discontinued operations	—	(0.30)	—	(0.35)
Cumulative effect of accounting change	—	—	—	(0.02)
Earnings per common share	$0.50	$0.28	$1.50	$1.70

Earnings per common share — diluted
Income from continuing operations	$24,671	$28,021	$73,790	$100,335
Loss from discontinued operations	—	(14,382)	—	(16,797)
Cumulative effect of accounting change	—	—	—	(1,222)
Income available to common shareholders	$24,671	$13,639	$73,790	$82,316

Continuing operations	$0.50	$0.58	$1.50	$2.06
Loss from discontinued operations	—	(0.30)	—	(0.35)
Cumulative effect of accounting change	—	—	—	(0.02)
Earnings per common share	$0.50	$0.28	$1.50	$1.69

Weighted average common shares outstanding — basic	49,082	48,521	49,040	48,497
Dilutive impact of stock options and restricted stock	328	47	230	131
Weighted average common shares outstanding — diluted	49,410	48,568	49,270	48,628

The computations of diluted earnings per share do not include 1.1 million and 1.5 million of anti-dilutive stock options with exercise prices greater than the average market price of our common stock in the third quarter of 2001 and 2000, respectively, and 1.4 million and 0.9 million for the year-to-date periods, respectively.

5.     Inventories

Inventories were comprised of:

	September 29	December 31	September 30
	2001	2000	2000
In thousands	(Unaudited)		(Unaudited)
Raw materials and supplies	$103,096	$110,935	$102,649
Work-in-process	42,760	48,392	48,123
Finished goods	197,271	233,168	272,137
Total inventories	$343,127	$392,495	$422,909

6.     Restructuring Charge

In the fourth quarter of 2000, we initiated a restructuring program to decentralize certain corporate service functions and reorganize our Tools segment infrastructure.  As a result, we recorded a restructuring charge of $26.8 million.  Cash outlays associated with the charge were $13.2 million in the first nine months of 2001.

The components of the restructuring charge and utilization are as follows:

		Utilization
				Balance
	Initial	Year	Nine months	September 29
In thousands	accrual	2000	2001	2001
Employee termination benefits	$7,888	$—	$(7,706)	$182
Non-cash asset disposals	10,518	(10,518)	—	—
Exit costs	8,394	(87)	(5,475)	2,832
	$26,800	$(10,605)	$(13,181)	$3,014

Included in other current liabilities in the September 29, 2001 condensed consolidated balance sheet is the unused portion of the restructuring charge of $3.0 million.  We expect to complete restructuring activities in the fourth quarter of 2001.

Workforce reductions related to the restructuring charge was for approximately 225 employees, all of which have been terminated as of the end of the third quarter of 2001.  Employee termination benefits are primarily for severance related costs and outplacement counseling fees.  Non-cash asset disposals related to the restructuring charge consisted of the abandonment of leasehold improvements and the abandonment of internal use software under development.  Exit costs are primarily related to contract and lease termination costs.

7.     Business Segments

Financial information by reportable business segment is included in the following summary:

	Three months ended		Nine months ended (1)
	September 29	September 30	September 29	September 30
In thousands	2001	2000	2001	2000

Net sales to external customers
Tools	$250,677	$280,203	$776,974	$787,188
Water	231,565	214,119	693,434	707,813
Enclosures	164,317	197,462	549,610	578,235
Consolidated	$646,559	$691,784	$2,020,018	$2,073,236

Operating income (loss)
Tools	$17,524	$10,772	$43,605	$51,183
Water	28,427	28,512	92,270	100,709
Enclosures	8,740	24,786	39,811	73,774
Corporate/other	(3,507)	(2,720)	(11,297)	(12,127)
Consolidated	$51,184	$61,350	$164,389	$213,539

(1)      Tools segment operating income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves in the second quarter of 2000.  Tools and Enclosures segment operating income includes restructuring charge income of $1,171 and $1,297, respectively, recorded in the first quarter of 2000 due to a change in estimate of 1999 restructuring liabilities.

Corporate/other operating income (loss) is primarily composed of unallocated corporate expenses, and expenses of our insurance subsidiary, intermediate finance companies, as well as intercompany eliminations.

8.     Acquisitions

In February 2001, we acquired Taunus, a Brazilian enclosures manufacturer, for approximately $6.9 million cash including debt assumed of $1.7 million.  Goodwill recorded as part of the purchase was $5.4 million and is being amortized over 20 years.

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

We are investing approximately $24.6 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $17.6 million has been paid.  We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent.  These investments are accounted for under the equity method and are included in Other assets in the condensed consolidated balance sheet.  Our portion of the earnings of these joint ventures is included in cost of goods sold.

10.  Discontinued Operations

In December 2000, we adopted a plan to sell our Equipment segment businesses, Century/Lincoln Automotive and Lincoln Industrial.  In July 2001, we signed a definitive purchase agreement to sell our wholly owned Lincoln Industrial automated lubrication and materials dispensing business to a company newly formed by The Jordan Company LLC of New York, NY.  The sale of our wholly-owned automotive service equipment business occurred on October 15, 2001.  We expect to complete the sale of our automated lubrication business later in the fourth quarter of this year, subject to completion of the buyer’s financing arrangements.  Cash from these sales will be used to reduce our debt.

We have accounted for the Equipment segment as discontinued operations in these financial statements.  In the third quarter and first nine months of 2001, we had a net loss from discontinued operations of $3.4 million and $5.7 million, respectively, which was deferred because an immaterial net gain or loss is expected upon disposal.  The net loss is included as part of the net assets of discontinued operations in the condensed consolidated balance sheets.  The loss from discontinued operations includes an allocation of Pentair’s interest expense.  Net assets of discontinued operations at September 29, 2001, consisted of net current assets of $67.9 million, net property, plant and equipment of $26.4 million, and net noncurrent assets of $12.4 million.

11.  New Accounting Standards

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires that all

Business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting.  SFAS 142 eliminates the amortization of goodwill and requires periodic evaluation of the goodwill carrying value.  The provisions of SFAS

142 are effective for fiscal years beginning after December 15, 2001.  Our goodwill amortization for the first nine months of 2001 was $27.2 million and $36.4 million for the year ended December 31, 2000.  We are currently in the process of assessing the impact of adopting these new standards.

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

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

RESULTS OF OPERATIONS

The following table sets forth information from our condensed consolidated statements of income.

	Three months ended				Nine months ended
	September 29	September 30	Percentage		September 29	September 30	Percentage
In thousands	2001	2000	point change		2001	2000	point change
Net sales	$646,559	$691,784			$2,020,018	$2,073,236
Cost of goods sold	487,033	518,925			1,525,723	1,528,328
Gross profit	159,526	172,859			494,295	544,908
% of net sales	24.7%	25.0%	(0.3)	pts	24.5%	26.3%	(1.8)	pts
SG&A and R&D	108,342	111,509			329,906	333,837
% of net sales	16.8%	16.1%	0.7	pts	16.3%	16.1%	0.2	pts
Restructuring charge (income)	—	—			—	(2,468)
% of net sales	nm	nm			nm	(0.1% )
Operating income	51,184	61,350			164,389	213,539
% of net sales	7.9%	8.9%	(1.0)	pts	8.1%	10.3%	(2.2)	pts
Net interest expense	14,409	18,753			48,366	56,280
% of net sales	2.2%	2.7%	(0.5)	pts	2.4%	2.7%	(0.3)	pts
Other expense	—	—			2,500	—
% of net sales	nm	nm			0.1%	nm
Income from continuing operationsbefore income taxes	36,775	42,597			113,523	157,259
% of net sales	5.7%	6.2%	(0.5)	pts	5.6%	7.6%	(2.0)	pts
Provision for income taxes	12,104	14,576			39,733	56,924
Effective tax rate	32.9%	34.2%	(1.3)	pts	35.0%	36.2%	(1.2)	pts
Income from continuing operations	24,671	28,021			73,790	100,335
% of net sales	3.8%	4.1%	(0.3)	pts	3.7%	4.8%	(1.1)	pts
Loss from discontinued operations, net of tax	—	(14,382)			—	(16,797)
Cumulative effect of accounting change, net of tax	—	—			—	(1,222)
Net income	$24,671	$13,639			$73,790	$82,316

Percentages may reflect rounding adjustments.

SG&A and R&D — Selling, general and administrative; and Research and development.

nm — not measured

Net sales

The components of the net sales decreases were as follows:

	% change from 2000
	Third quarter	Nine months
Volume	(6.1%)	(1.8%)
Price	0.2%	0.0%
Currency	(0.6%)	(0.8%)
Total net sales decrease	(6.5%)	(2.6%)

Net sales in the third quarter and first nine months of 2001 totaled $646.6 million and $2,020.0 million, compared with $691.8 million and $2,073.2 million for the same periods in 2000.  The third quarter decrease of $45.2 million or 6.5 percent was primarily due to volume declines in our Tools and Enclosures segments due to weaker economic conditions, partially offset by volume growth in our Water segment.  The increase in third quarter Water segment sales reflects late season sales of pool and spa equipment products, partially offset by weaker demand for industrial pumps.  The decrease of $53.2 million or 2.6 percent in the first nine months was primarily due to volume declines in our Water and Enclosures segments and lower selling prices in our Tools segment stemming from the mid-2000 price discounting activities.  The volume declines in our Water and Enclosures segments reflect weaker economic conditions and decreased customer capital spending for industrial pumps and enclosure products.  The negative currency impact on third quarter and year-to-date 2001 sales reflects the year-over-year decline primarily in the value of certain European currencies relative to the U.S. dollar.

Given the prevailing economic conditions, we expect fourth quarter earnings to be comparable to those of the third quarter, at best.

Sales by segment and the change from the prior year periods were as follows:

	Three months ended					Nine months ended
	September 29	September 30	Favorable (Unfavorable)			September 29	September 30	Favorable (Unfavorable)
In thousands	2001	2000	$ change	% change		2001	2000	$ change	% change
Tools	$250,677	$280,203	$(29,526)	(10.5%	)	$776,974	$787,188	$(10,214)	(1.3%	)
Water	231,565	214,119	17,446	8.1%		693,434	707,813	(14,379)	(2.0%	)
Enclosures	164,317	197,462	(33,145)	(16.8%	)	549,610	578,235	(28,625)	(5.0%	)
Total	$646,559	$691,784	$(45,225)	(6.5%	)	$2,020,018	$2,073,236	$(53,218)	(2.6%	)

Tools

The 10.5 percent and 1.3 percent declines in Tools segment sales in the third quarter and first nine months of 2001 from 2000 was primarily driven by:

•      lower sales volume in the third quarter of 2001 for generators and Delta products due to the weaker economy; and

•      lower selling prices in 2001, stemming from the mid-2000 price discounting activities, which was done to recover market share in our Porter-Cable/Delta business, and has subsequently resulted in challenges in reestablishing previous price levels.

These decreases were partially offset by:

•      increased pressure washer sales in the third quarter and first nine months of 2001; and

•      higher sales volume for Porter-Cable products in the third quarter and first nine months of 2001.

We are successfully implementing our turnaround strategies to return the Tools segment to more historical profitability levels.  Some of the initiatives we are undertaking include:

•      cost reduction through supply chain management and the introduction of lean manufacturing processes;

•      overhauling our pricing practices by creating a more-robust pricing process and reducing price discounting activities;

•      intensifying our focus on addressing the needs of previously under-served channels and geographies and aggressively positioning the businesses to regain brand preference in the markets we serve through channel management;

•      increasing innovation through new product development; and

•      improved leadership that is now driving productivity change throughout the organization.

Water

The 8.1 percent increase in Water segment sales in the third quarter of 2001 from 2000 was primarily due to:

•      higher sales of pool and spa equipment products due to late season sales; and

•      slight increases in average selling prices.

These increases were partially offset by:

•      lower sales volume for our industrial pumps as a weaker economy slowed demand; and

•      unfavorable foreign currency translation resulting from the stronger U.S. dollar.

The 2.0 percent decline in Water segment sales in the first nine months of 2001 from 2000 was primarily due to:

•      lower volume for our industrial pumps as a weaker economy slowed demand; and

•      unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These increases were partially offset by:

•      higher sales of pool and spa equipment products due to increased market share; and

•      slight increases in average selling prices.

Because we experienced a late start and later-than-typical finish in the 2001 pool equipment sales season, we remain cautious about the potential impact that a softer economy may have on these businesses going into the fourth quarter of 2001 and early part of 2002.

Enclosures

The 16.8 percent and 5.0 percent declines in Enclosures segment sales in the third quarter and first nine months of 2001 from 2000 was primarily due to:

•      lower sales volume, especially in Europe where sales in that region are off approximately 35 percent in the third quarter from year-earlier levels, reflecting reduced capital spending in the industrial market, coupled with the downturn in the datacom and telecom markets; and

•      unfavorable foreign currency translation resulting from the stronger U.S. dollar.

These decreases were partially offset by:

•      slight increases in average selling prices; and

•      the February 2001 acquisition of Taunus, a Brazilian enclosures manufacturer.

Gross profit

Gross profit margin was 24.7 percent and 24.5 percent of net sales in the third quarter and first nine months of 2001, compared with 25.0 percent and 26.3 percent of net sales for the same periods last year.

The 0.3 percentage point decline in the third quarter of 2001 from 2000 was primarily the result of:

•      lower sales volume resulting in unabsorbed overhead.

This decrease was partially offset by:

•      slight increases in average selling prices;

•      savings resulting from our supply chain management and lean enterprise initiatives;

•      income generated from our joint venture operations; and

•      the February 2001 acquisition of Taunus, a Brazilian enclosures manufacturer.

The 1.8 percentage point decline in the first nine months of 2001 from 2000 was primarily the result of:

•      lower sales volume resulting in unabsorbed overhead;

•      unfavorable product mix on pass through equipment, primarily in our enclosures business;

•      higher pension expense due to lower returns on pension assets; and

•      higher energy costs resulting from an increase in oil and gas prices.

These decreases were partially offset by:

•      savings resulting from our supply chain management and lean enterprise initiatives;

•      income generated from our joint venture operations; and

•      the February 2001 acquisition of Taunus.

SG&A and R&D

SG&A and R&D expenses were 16.8 percent and 16.3 percent of net sales in the third quarter and first nine months of 2001, up 0.7 and 0.2 percentage points from the same periods in 2000.  The 0.7 percentage point increase in the third quarter of 2001 stems from the 35 percent sales decline in our European enclosures business with more restrictive opportunities to decrease costs at the same rate, and higher investments related to new product development initiatives in our Tools segment.  The 0.2 percentage point increase in the first nine months of 2001 primarily reflects the previously mentioned European enclosures sales decline and additional spending to redefine and streamline company-wide business processes primarily in the areas of supply chain management and lean enterprise to improve our overall cost structure.  We have been able to take out costs in our North American enclosures operations at a faster rate than the overall sales decline.  We have new management in place within the European enclosures business and its focus is to make significant cost reductions and position the business to compete in this challenging economy.

Operating income

Operating income by segment and the change from the prior year periods were as follows:

	Three months ended			Nine months ended (1) (2)
	September 29	September 30	Percentage	September 29	September 30	Percentage
In thousands	2001	2000	point change	2001	2000	point change
Tools	$17,524	$10,772		$43,605	$51,183
% of net sales	7.0%	3.8%	3.2 pts	5.6%	6.5%	(0.9) pts
Water	28,427	28,512		92,270	100,709
% of net sales	12.3%	13.3%	(1.0) pts	13.3%	14.2%	(0.9) pts
Enclosures	8,740	24,786		39,811	73,774
% of net sales	5.3%	12.6%	(7.3) pts	7.2%	12.8%	(5.6) pts
Corporate/other	(3,507)	(2,720)		(11,297)	(12,127)
Total	$51,184	$61,350		$164,389	$213,539
% of net sales	7.9%	8.9%	(1.0) pts	8.1%	10.3%	(2.2) pts

(1)	Tools segment operating income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves in the second quarter of 2000.
(2)

Tools and Enclosures segment operating income includes restructuring charge income of $1,171 and $1,297, respectively, recorded in the first quarter of 2000 due to a change in estimate of 1999 restructuring liabilities.

Tools

Tools segment operating income was 7.0 percent and 5.6 percent of sales in the third quarter and first nine months of 2001, compared with 3.8 percent and 6.5 percent of sales in the prior year periods.

The 3.2 percentage point increase in the third quarter of 2001 from 2000 was primarily the result of:

•      savings resulting from our supply chain management initiatives;

•      favorable product mix;

•      lower advertising costs; and

•      income generated from our joint venture operations.

These increases were partially offset by:

•      lower sales volume, primarily for generators and Delta products due to the weaker economy;

•      lower selling prices in 2001, stemming from the mid-2000 price discounting activities;

•      additional spending in 2001 for new product development and to redefine and streamline business processes; and

•      higher pension costs due to lower return on pension assets.

The 0.9 percentage point decline in Tools segment operating income in the first nine months of 2001 from 2000 was primarily due to:

•      lower selling prices in 2001, stemming from the mid-2000 price discounting activities;

•      additional spending in 2001 for new product development and to redefine and streamline business processes;

•      higher warranty costs;

•      higher pension costs due to lower return on pension assets; and

•      restructuring charge income recorded in the first quarter of 2000.

These decreases were partially offset by:

•      savings in 2001 resulting from our supply chain management initiatives; and

•      lower 2001 bad debt expense, due to the establishment of $5.0 million in accounts receivable reserves in the second quarter of 2000.

Water

Water segment operating income was 12.3 percent and 13.3 percent of sales in the third quarter and first nine months of 2001, compared with 13.3 percent and 14.2 percent of sales in the prior year periods.

The 1.0 percentage point and 0.9 percentage point declines in Water segment operating income in the third quarter and first nine months of 2001 from 2000 was primarily due to:

•      lower sales volume in our higher margin pump and water treatment businesses which have been more directly affected by the economic slowdown’s impact on capital spending; and

•      unfavorable foreign currency effects.

These decreases were partially offset by:

•      higher sales of pool and spa equipment products due to late season sales in the third quarter and increased market share; and

•      slight increases in average selling prices.

Enclosures

Enclosures segment operating income was 5.3 percent and 7.2 percent of sales in the third quarter and first nine months of 2001, compared with 12.6 percent and 12.8 percent of sales in the prior year periods.

The 7.3 percentage point and 5.6 percentage point declines in Enclosures segment operating income in the third quarter and first nine months of 2001 from 2000 was primarily due to:

•      lower sales volume, especially in our European operations in the third quarter of 2001, reflecting reduced capital spending in the industrial market, coupled with the downturn in the datacom and telecom markets;

•      unfavorable product mix;

•      higher energy and higher pension costs; and

•      restructuring charge income recorded in the first quarter of 2000 (only affects first nine months comparison).

These decreases were partially offset by:

•      increases in average selling prices.

Net interest expense

Net interest expense was $14.4 million and $48.4 million in the third quarter and first nine months of 2001, compared with $18.8 million and $56.3 million for the same periods last year.  The $4.4 million and $7.9 million declines primarily reflect lower average borrowings driven by our strong cash flow performance in the first nine months of 2001 and lower interest rates on our variable debt.

Provision for income taxes

Our effective tax rate on continuing operations was 35.0 percent for the first nine months of 2001, compared with 36.2 percent for the comparable period in 2000.  The decrease of 1.2 percentage points reflects a change in U.S. versus foreign earnings mix in 2001 compared to 2000 and implementation of additional tax planning strategies.

Other expense

In the first quarter of 2001, we incurred a non-cash charge of $2.5 million for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

Discontinued operations

In December 2000, we adopted a plan to sell our Equipment segment businesses, Century/Lincoln Automotive and Lincoln Industrial.  In July 2001, we signed a definitive purchase agreement to sell our wholly owned Lincoln Industrial automated lubrication and materials dispensing business to a company newly formed by The Jordan Company LLC of New York, NY.  The sale of our wholly-owned automotive service equipment business occurred on October 15, 2001.  We expect to complete the sale of our automated lubrication business later in the fourth quarter of this year, subject to completion of the buyer’s financing arrangements.  Cash from these sales will be used to reduce our debt.

We have accounted for the Equipment segment as discontinued operations in these financial statements.  In the third quarter and first nine months of 2001, we had a net loss from discontinued operations of $3.4 million and $5.7 million, respectively, which was deferred because an immaterial net gain or loss is expected upon disposal.  The net loss is included as part of the net assets of discontinued operations in the condensed consolidated balance sheets.  The loss from discontinued operations includes an allocation of Pentair’s interest expense.  Net assets of discontinued operations at September 29, 2001, consisted of net current assets of $67.9 million, net property, plant and equipment of $26.4 million, and net noncurrent assets of $12.4 million.

LIQUIDITY AND CAPITAL RESOURCES

To fund investing and financing activities, committed revolving credit facilities are used to complement operating cash flows.  In maintaining this financial flexibility, levels of debt will vary depending on operating results.  Because of the seasonality of some of our businesses, particularly the pool and spa equipment business and the tools business, we generally experience negative cash flows from operations in the first half of any given year.  However, due to our emphasis on working capital management in 2001, we generated $147.2 million of cash from operating activities in the first nine months of the year, which net of $37.6 million of capital expenditures, resulted in a positive free cash flow of $109.6 million.

The following table presents selected quarterly measures of our liquidity calculated from our monthly operating results:

	September 29	September 30
	2001	2000
Days of sales in accounts receivable	64	69
Days inventory on hand	73	82
Days in accounts payable	61	63
Cash conversion cycle	76	88

Operating activities

Operating activities provided $147.2 million in the first nine months of 2001, compared with $32.9 million for the same period in 2000.  The $114.3 million increase in the first nine months of 2001 over 2000 was primarily due to better management of accounts receivable and inventories, offset by accounts payable resulting from the timing of payments.  We reduced days of sales in accounts receivable and days inventory on hand by 5 days and 9 days, respectively.

Investing activities

Capital expenditures in the first nine months of 2001 were $37.6 million, compared with $43.6 million for the same period in 2000.  We anticipate capital expenditures in 2001 to be approximately $70 million.  The anticipated expenditures are expected to be in the areas of tooling for new product development, factory expansion in low cost areas, and additional machinery and equipment for cost reductions.  We are reviewing all capital projects in light of current economic conditions and are making adjustments to plans as appropriate.

In the first quarter of 2001, we acquired Taunus, a Brazilian enclosures manufacturer for $6.9 million cash including debt assumed of $1.7 million.  The acquisition was financed through borrowings under our credit facilities.  In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to an earlier acquisition.

In the second quarter of 2001, we invested $3.0 million to take a minority equity interest in a privately-held developer and manufacturer of laser leveling and measuring devices.  We are investing approximately $24.6 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $17.6 million has been paid.  We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent.

Financing activities

As of the end of the third quarter of 2001, our capital structure was comprised of $61.9 million in short-term borrowings, $786.3 million in long-term debt (including current maturities), and $1,066.8 million in shareholders’ equity.  The ratio of debt-to-total capital as of the end of the third quarter of 2001 was 44.3 percent, compared with 47.5 percent as of the end of 2000 and 50.5 percent as of the end of the third quarter of 2000.  The 3.2 percentage point decline from the end of 2000, reflects a decrease in our total debt and an increase in our equity resulting from our strong cash flow performance.  Our targeted debt-to-total capital ratio is 40 percent. As of September 29, 2001, we had $705.0 million in committed revolving credit facilities with various banks, of which $266.7 million was unused.

Dividends paid in the first nine months of 2001 were $25.5 million, or $0.52 per common share, compared with $23.8 million, or $0.49 per common share for the same period in 2000.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the condensed consolidated statements of cash flows, we also measure our free cash flow.  We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations.  We had positive free cash flow of $109.6 million in the first nine months of 2001, compared with a negative $10.7 million for the same period in 2000.  We intend to increase our free cash flow by continuing to reduce inventories and improve collection of accounts receivable.  We also have changed our management incentive targets to include more emphasis on improving free cash flow.

We believe cash generated from operating activities, together with credit available under committed credit facilities and our current cash position, will provide adequate short-term and long-term liquidity.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142).  SFAS 141 requires that all

Business combinations subsequent to June 30, 2001 be accounted for under the purchase method of accounting.  SFAS 142 eliminates the amortization of goodwill and requires periodic evaluation of the goodwill carrying value.  The provisions of SFAS

142 are effective for fiscal years beginning after December 15, 2001.  Our goodwill amortization for the first nine months of 2001 was $27.2 million and $36.4 million for the year ended December 31, 2000.  We are currently in the process of assessing the impact of adopting these new standards.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the nine months ended September 29, 2001.  For additional information, refer to Item 7A on page 19 of our 2000 Annual Report on Form 10-K.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Horizon Litigation

There have been no further material developments regarding the Horizon litigation from that contained in our 2000 Annual Report on Form 10-K.

Discontinued Paper

We have received claims for indemnification from purchasers of the paper businesses divested in 1995.  These claims relate to a variety of environmental issues.  We believe we have adequate accruals for potential liabilities arising from these claims.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	3.2	Amended and Restated By-Laws as amended effective October 24, 2001.
	10.26	Amended and Restated 364-Day Credit Agreement dated as of August 30, 2001, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent.
	10.31	Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart.
	10.32	Retirement Agreement and Release dated August 6, 2001, between Pentair, Inc. and Joseph R. Collins.
(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2001.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)