Form 10-K405
period 2001-12-31
PENTAIR INC
filed 2002-03-19
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of voting stock held by nonaffiliates of the Registrant on March 4, 2002 was $1,872,150,626 based upon a closing price of $41.9063 per share. The number of shares outstanding of Registrant’s only class of common stock on March 4, 2002, was 49,178,709.

PART I

ITEM 1.    OUR BUSINESS

Unless otherwise indicated, all references to “Pentair,” “we,” “our,” and “us” refer to Pentair, Inc., a Minnesota corporation (incorporated in 1966), and its subsidiaries.

We are a diversified manufacturer operating in three segments on a global basis. Our diversification has enabled us to provide shareholders with relatively consistent and improved operating results despite difficult markets that may occur in one or another segment at times. Ongoing demand for power tools, the increasing need for clean water throughout the world, and the critical importance of protecting sensitive electronics give Pentair excellent prospects for long-term performance. Our basic operating strategies include:

•	long-term growth in sales and income;

•	ongoing cost containment and productivity improvement driven by lean manufacturing initiatives;

•	new product development and consistent product enhancement;

•	multi-channel distribution; and

•	portfolio management of our businesses.

Our address on the Internet is www.pentair.com. You may learn more about us by visiting this site. The information on our web site is not incorporated into this annual report on Form 10-K.

RECENT DEVELOPMENTS

Growth of our business
We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities. We seek growth both through product and service innovation and acquisitions. Acquisitions have played an important part in the 87 percent sales growth of our business over the past five years.

Discontinued operations
In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg Co./Lincoln Automotive Company) and Lincoln Industrial, Inc (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC and in December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC, other investors, and members of management of Lincoln Industrial.

The following table summarizes the components of the proceeds from the sales:

In thousands	Century/Lincoln Automotive (1)	Lincoln Industrial	Equipment Segment

Cash	$—	$58,047	$58,047
Short-term notes receivable	18,160	1,000	19,160
Long-term notes receivable	—	1,000	1,000
Preferred stock	—	18,400	18,400

Total proceeds	$18,160	$78,447	$96,607

(1)	Amount received as of the end of 2001 was $12,053.

As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of the preferred stock based on an independent valuation. The selling price of Lincoln Industrial is subject to a final purchase price adjustment based on determination of audited net assets, which we expect to occur in the first half of 2002.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

BUSINESS SEGMENTS

We classify our continuing operations into the following business segments:

•
Tools — which manufactures and markets tool products positioned at the mid- to upper-end of the market and targets professionals and upscale hobbyists. Tools segment products include woodworking machinery, portable power tools, metal and stoneworking tools, compressors, generators, and pressure washers.

•
Water — which manufactures and markets essential products for the transport and treatment of water, wastewater and fluids. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations for thick fluid transfer applications, storage tanks, filtration systems, and pool and spa accessories.

•
Enclosures — which designs, manufactures, and markets customized and standard metal and composite enclosures that house and protect sensitive controls and components for markets that include data communications, networking, telecommunications, testing equipment, automotive, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, thermal management backplanes and power supplies.

•	Other — is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

Business segment and geographical financial information is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

TOOLS SEGMENT

Seasonality
In line with the Christmas gift-giving season, we typically experience stronger fourth quarter and weaker first quarter sales in our Tools segment. Because of this, we also experience higher inventories in the third quarter and growth in accounts receivable in the fourth and first quarters of each year.

Competition
The Tools segment faces numerous competitors and strong distributors, some of which are larger and have more resources. Competition in the Tools segment has been intense and continues to increase, especially as these industries consolidate. In most markets, only a few large players remain, each having extensive product lines. Growth is anticipated to come from product development, continued penetration of expanding market channels, and acquisitions, especially in the accessories arena.

Competition at the end-user level focuses primarily on brand names, product performance and features, quality, service and, most importantly, price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, after-sale service capability, and competitive pricing. Our strategy is to be the price/quality leader in our selected markets. Our success in maintaining our position in the marketplace is primarily due to developing product feature innovations, new products, outsourcing, productivity, and promotions.

Customer concentration
Information regarding significant customers in our Tools segment is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

WATER SEGMENT

Seasonality
We experience strong seasonal demand in our Water segment for pool and spa equipment products in the March through July time period, with some advance sales occurring in earlier months, which generally receive longer payment terms. As the installed base grows throughout North America and Europe, the selling season tends to lengthen.

Competition
Our Water segment faces numerous competitors, some of which are larger, have more resources, and are more vertically integrated. Competition in the commercial and residential pump markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pump markets. In municipal pump markets, competition focuses on performance to required specification, service and price. Competition in the water treatment component market focuses on product performance and design, quality, delivery and price. In the pool and spa equipment market, there are a number of competitors, one of which we consider our major competitor. We compete by offering a wide variety of innovative and high quality products, which are competitively priced. Our existing distribution channels and reputation for quality also contribute to our continuing market penetration.

Customer concentration
Information regarding significant customers in our Water segment is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

ENCLOSURES SEGMENT

Competition
Competition in the enclosures markets can be very intense, especially in telecom and datacom markets, where product design, prototyping, global supply, and customer service are very significant factors. As we further penetrate the telecom and datacom markets, the Enclosures segment encounters increasing competition on a global basis from contract electronics manufacturers. The year 2001 was a difficult period in the Enclosures segment, however, we remained profitable while many competitors faced financing issues stemming from significant volume declines. Future growth in the Enclosures segment will likely come from continued channel penetration, growth in defined modification product offerings, product development, geographic expansion, and acquisitions. Consolidation, globalization, and outsourcing are the most important trends in the electronic enclosures business and we participated by making several acquisitions in the past few years. We believe our Enclosures business has the broadest array of products and also a significant footprint globally.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog
Our backlog of orders from continuing operations as of December 31 by segment was:

In thousands	2001	2000	$ change	% change

Tools	$20,700	$32,906	$(12,206)	(37.1%)
Water	93,146	105,789	(12,643)	(12.0%)
Enclosures	69,579	118,409	(48,830)	(41.2%)

Total	$183,425	$257,104	$(73,679)	(28.7%)

The $12.2 million decline in Tools segment backlog was primarily due to the timing of orders for pressure washers and air compressors. Large orders for these products were not received until early 2002. The $12.6 million decline in Water segment backlog was primarily due to the timing of orders for our pool equipment products. Early-buy orders are normally received near the end of the year and shipped the following year. In

2001, a larger portion of these orders were received and shipped in the same year. The $48.8 million decline in Enclosures segment backlog reflects reduced capital spending in the industrial market and the downturn in the datacom and telecom markets.

Environmental
Matters pertaining to the environment are discussed in ITEM 3, ITEM 7, and in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials
The principal raw materials we purchase are plastic and steel. As a result of our significant diversification, we are not exposed to large swings in any one raw material price. The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply.

Intellectual Property
Patents, trademarks, and proprietary technology are important to our business. However, we do not regard our business as being materially dependent upon any single patent, trademark, or technology.

Employees
At the end of 2001, we employed approximately 11,700 people and consider our employee relations to be very good.

ITEM 2.    PROPERTIES

Our corporate offices are located in St. Paul, Minnesota. Manufacturing operations are carried out at approximately 19 plants located throughout the United States and at 17 plants located in 11 other countries. Of these manufacturing facilities, two plants located in the United States and two plants located in Europe will be closed or abandoned in 2002. In addition, we have approximately 30 warehouse facilities and numerous sales and service offices throughout the world. Through a 40 percent-owned joint venture with a long-time Asian tool supplier, we have an interest in four additional factories in Asia.

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

Environmental
We have been named as defendants, targets or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial condition or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Lake Superior Paper Industries supercalendared paper business and the Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of both the paper business and the ammunition business. We have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites including sites in Jackson, Tennessee, and Los Angeles, California. We acquired the site in Jackson from Rockwell International

Corporation, with whom we have agreed on division of responsibility for remediation and other future costs relating to the site. The site in Los Angeles was acquired in the purchase of the pressure vessel and pool and spa equipment businesses of Essef Corporation and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs. We do not believe that projected response costs will result in a material liability.

Product liability claims
As of February 28, 2002, we are defendants in approximately 148 product liability lawsuits and have been notified of approximately 164 additional claims. We continue to have in place insurance coverage deemed adequate for our needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company (Penwald), a regulated insurance company wholly owned by Pentair. See discussion in ITEM 8, Note 1 of Notes to the Consolidated Financial Statements – Insurance subsidiary. Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. We have not experienced unfavorable trends in either the severity or frequency of product liability claims.

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity), were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition in August 1999. These lawsuits alleged exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual “opt-out” passenger suits, and a suit by Celebrity. Celebrity alleges in its suit that it has sustained economic damages due to loss of usage of the M/V Horizon while it was dry-docked.

The claims against Essef and its involved subsidiaries, are based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa, and filters, contained bacteria that infected certain passengers on cruises from December 1993 through July 1994.

Prior to our acquisition of Essef, a settlement was reached in the class action. With regard to the individual “opt-out” passenger suits, the claims of one plaintiff were tried under a stipulation among all remaining parties providing that the liability findings would be applicable to all plaintiffs and defendants. The claims of this plaintiff were unusual because he alleged that he developed complications that profoundly impaired his mental functioning. No other plaintiff asserted similar claims.

The trial resulted in a jury verdict on June 13, 2000 finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). Compensatory damages in the total amount of $2.7 million were awarded, each defendant being accountable for its proportionate share of liability. The Essef defendants’ proportionate share is covered by insurance. Punitive damages were separately awarded against the Essef defendants in the total amount of $7 million, with 60% awarded to all remaining plaintiffs and 40% to Celebrity. Essef and its subsidiaries filed post-trial motions challenging the verdict, which were denied in February 2002. Essef intends to file an appeal to the United States Court of Appeal for the Second Circuit.

All of the remaining individual cases have been resolved through either settlement or trial. The only remaining unresolved case is that brought by Celebrity for interruption of its business. That case has been placed on hold pending a resolution of post-trial motions.

At the current time, we are optimistic that remaining suits will be resolved within available insurance coverage. With regard to Celebrity’s claim against Essef, Westchester, one of Essef’s insurance carriers, has issued a notice of rights letter. This is a pre-acquisition liability and we believe we have reserves sufficient to cover the amount of any uninsured awards or settlements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	46
President and Chief Executive Officer since January 2001; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; President of United Technologies’ Carrier Transicold Division, February 1995 – August 1997.

David D. Harrison	54
Executive Vice President and Chief Financial Officer since February 2000; Executive Vice President and Chief Financial Officer of Scotts Company, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, August 1996 — August 1999; Executive Vice President and Chief Financial Officer of Pentair, Inc., March 1994 — July 1996; Senior Executive with General Electric Technical Services organization, January 1990 — March 1994.

Richard J. Cathcart	57
President and Chief Operating Officer of Water Technologies segment since January 2001; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.

Frank J. Feraco	55
President and Chief Operating Officer of Tools segment since December 2000; President, Textron Industrial Products Segment, 1998 — December 2000; President, Kohler Company International Plumbing Business, 1996 — 1998; President, Danaher Corp. Tools Group, 1994 — 1996.

Michael V. Schrock	49
President and Chief Operating Officer of Enclosures segment since October 2001; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc, 1994 — 1998.

Louis L. Ainsworth	54	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.
Karen A. Durant	42
Vice President, Controller since September 1997; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant), October 1989 — August 1994.

Debby S. Knutson	47
Vice President, Human Resources since September 1994; Assistant Vice President, Human Resources, August 1993 — September 1994; Vice President, Human Resources of Hoffman Enclosures, Inc. (subsidiary of Registrant), July 1990 — August 1993; Director of Human Resources of Hoffman Enclosures, Inc., January 1989 — July 1990.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2001, there were 4,229 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2001 and 2000 were as follows:

	2001				2000
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$30.5625	$36.4063	$38.0469	$39.2813	$39.4375	$44.0000	$36.3750	$30.5000
Low	$22.5000	$24.5000	$28.8906	$29.7344	$31.8125	$35.3125	$23.9375	$21.0000
Close	$25.4844	$33.7969	$30.7656	$36.5156	$37.0625	$35.5000	$26.7500	$24.1875
Dividends declared	$0.17	$0.17	$0.18	$0.18	$0.16	$0.16	$0.17	$0.17

Pentair has paid 104 consecutive quarterly dividends. See ITEM 8, Note 8 of Notes to Consolidated Financial Statements for certain dividend restrictions.

The Annual Meeting of Shareholders of Pentair will be held at the Lutheran Brotherhood Auditorium, 625 Fourth Avenue South, Minneapolis, Minnesota, on Wednesday, May 1, 2002, at 10:00 A.M.

ITEM 6.    SELECTED FINANCIAL DATA

The table below sets forth summary consolidated historical data relating to Pentair and was derived from the audited historical Consolidated Financial Statements of Pentair.

	Years ended December 31
Dollars in thousands, except per-share data	2001	2000	1999	1998	1997	1996

Statement of operations
Net sales: Tools	$1,038,606	$1,066,616	$875,643	$661,782	$573,787	$478,107
Water	887,518	903,672	582,927	441,030	306,047	218,344
Enclosures	689,820	777,725	657,500	586,829	600,491	566,919
Other	—	—	—	—	128,136	133,360

Total	2,615,944	2,748,013	2,116,070	1,689,641	1,608,461	1,396,730

Cost of goods sold	1,967,945	2,051,515	1,529,419	1,227,427	1,189,777	1,032,343
Other costs and expenses	450,133	469,679	361,877	297,972	272,578	240,982
Restructuring charge	40,105	24,789	23,048	—	—	—

Operating income: Tools	63,232	23,751	100,680	80,383	62,669	45,800
Water	109,792	120,732	73,362	56,264	32,366	30,562
Enclosures	1,857	96,268	46,346	46,026	47,282	53,856
Other	(17,120)	(38,721)	(18,662)	(18,431)	3,789	(6,813)

Total	157,761	202,030	201,726	164,242	146,106	123,405

Gain on sale of business	—	—	—	—	10,313	—
Net interest expense	61,488	74,899	43,582	19,855	19,729	16,849
Other expense, write-off of investment	2,985	—	—	—	—	—
Provision for income taxes	35,772	45,263	60,056	53,667	58,089	42,860
Income from continuing operations	57,516	81,868	98,088	90,720	78,601	63,696
Income (loss) from discontinued operations, net of tax	—	(24,759)	5,221	16,120	12,999	10,813
Loss on disposal of discontinued operations, net of tax	(24,647)	—	—	—	—	—
Cumulative effect of accounting change, net of tax	—	(1,222)	—	—	—	—
Net income	32,869	55,887	103,309	106,840	91,600	74,509
Preferred dividends	—	—	—	(4,267)	(4,867)	(4,928)
Income available to common shareholders	32,869	55,887	103,309	102,573	86,733	69,581

Common share data
Basic EPS — continuing operations	$1.17	$1.68	$2.24	$2.25	$1.94	$1.57
Basic EPS — discontinued operations	(0.50)	(0.51)	0.12	0.42	0.34	0.29
Basic EPS — cumulative effect of accounting change	—	(0.02)	—	—	—	—

Basic EPS — net income	0.67	1.15	2.36	2.67	2.28	1.86

Diluted EPS — continuing operations	1.17	1.68	2.21	2.09	1.81	1.47
Diluted EPS — discontinued operations	(0.50)	(0.51)	0.12	0.37	0.30	0.26
Diluted EPS — cumulative effect of accounting change	—	(0.02)	—	—	—	—

Diluted EPS — net income	0.67	1.15	2.33	2.46	2.11	1.73

Cash dividends declared per common share	0.70	0.66	0.64	0.60	0.54	0.50
Stock dividends declared per common share	—	—	—	—	—	100.0%
Book value per common share	20.67	20.75	20.51	16.99	15.04	13.60

Balance sheet data
Property and equipment, net	$329,500	$352,984	$367,783	$271,389	$261,486	$270,071
Total assets	2,372,198	2,644,025	2,706,516	1,484,207	1,413,494	1,236,694
Total debt	723,706	913,974	1,035,084	340,721	328,538	312,817
Shareholders’ equity	1,015,002	1,010,591	990,771	707,628	627,653	560,751
Debt/total capital	41.6%	47.5%	51.1%	32.5%	34.4%	35.8%
Return on average common shareholders’ equity	3.2%	5.6%	12.6%	16.7%	16.0%	14.4%

Other data
Depreciation	$62,674	$59,897	$56,081	$46,571	$47,577	$42,620
Amortization of intangibles and unearned compensation	41,675	39,131	25,987	15,483	15,240	12,795
Capital expenditures	53,668	68,041	53,671	43,335	69,364	67,216
Employees of continuing operations	11,700	13,100	12,400	8,800	8,800	8,000

All financial information reflects our Equipment segment (Century Mfg Co./Lincoln Automotive and Lincoln Industrial businesses) as discontinued operations. The 2001 results reflect a pre-tax loss on the sale of these businesses of $36.3 million ($24.6 million after tax, or $0.50 per share).
The 2000 results reflect a non-cash pre-tax cumulative effect of accounting change related to revenue recognition that reduced income by $1.9 million ($1.2 million after tax, or $0.02 per share).
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

Any change in the following factors may impact the achievement of results:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to source components from third parties without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic conditions, such as the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies and inventory risks due to shifts in market demand; and

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

CRITICAL ACCOUNTING POLICIES

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. We believe that the most critical accounting policies applied in the preparation of our financial statements relate to:

•	accounting for contingencies, under which we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;

•	measuring assets for impairment; and

•	accounting for pensions and other post-retirement benefits, because of the importance of management judgment in making the estimates necessary to apply these policies.

The difficulty in applying these policies arises from the assumptions, estimates, and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results, and valuations, as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and often will be different from those currently estimated. We base our assumptions, estimates, and judgments on a combination of historical experiences, as well as other factors we believe reasonable under the circumstances.

Contingencies, by their nature, relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of the potential expense. The most important contingencies impacting our financial statements relate to:

•	the collectibility of accounts receivable;

•	the valuation of inventories and reserves to adjust inventory to the lower of cost or market;

•	estimating sales returns and warranty costs;

•	self-insurance reserves for product liability, workers’ compensation, and employee medical liabilities;

•	assumptions used in the valuation of environmental remediation costs and pending litigation; and

•	the resolution of matters related to open tax years.

Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows, and residual values of the assets under review. Changes in management intentions, market conditions, or operating performance could indicate that impairment charges might be necessary.

Accounting for pensions and other post-retirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee works. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical costs, and discount rates.

See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K for a further discussion of certain specific accounting policies.

RESULTS OF OPERATIONS

The following table sets forth information from our consolidated statements of income.

				Percentage point change
In thousands	2001	2000	1999	2001 vs. 2000	2000 vs. 1999

Net sales	$2,615,944	$2,748,013	$2,116,070
Cost of goods sold	1,967,945	2,051,515	1,529,419

Gross profit	647,999	696,498	586,651
% of net sales	24.8%	25.3%	27.7%	(0.5) pts	(2.4) pts
SG&A and R&D	450,133	469,679	361,877
% of net sales	17.2%	17.1%	17.1%	0.1 pts	0.0 pts
Restructuring charge	40,105	24,789	23,048
% of net sales	1.5%	0.9%	1.1%	0.6 pts	(0.2) pts

Operating income	157,761	202,030	201,726
% of net sales	6.0%	7.4%	9.5%	(1.4) pts	(2.1) pts
Net interest expense	61,488	74,899	43,582
% of net sales	2.4%	2.7%	2.1%	(0.3) pts	0.6 pts
Other expense, write-off of investment	2,985	—	—
% of net sales	0.1%	n/a	n/a

Income from continuing operations
before income taxes	93,288	127,131	158,144
% of net sales	3.6%	4.6%	7.5%	(1.0) pts	(2.9) pts
Provision for income taxes	35,772	45,263	60,056
Effective tax rate	38.3%	35.6%	38.0%	2.7 pts	(2.4) pts

Income from continuing operations	57,516	81,868	98,088
% of net sales	2.2%	3.0%	4.6%	(0.8) pts	(1.6) pts
Income (loss) from discontinued
operations, net of tax	—	(24,759)	5,221
Loss on disposal of discontinued
operations, net of tax	(24,647)	—	—
Cumulative effect of accounting
change, net of tax	—	(1,222)	—

Net income	$32,869	$55,887	$103,309

Percentages may reflect rounding adjustments.
SG&A and R&D — Selling, general and administrative; and Research and development.
n/a — not applicable

Net sales
The components of the net sales change were:

Percentages	2001 vs. 2000	2000 vs. 1999

Volume	(4.4)	32.5
Price	0.1	(1.0)
Currency	(0.5)	(1.6)

Total	(4.8)	29.9

Net sales in 2001 totaled $2,616 million, compared with $2,748 million in 2000, and $2,116 million in 1999. The 4.8 percent decline in 2001 was primarily due to volume declines in each of our business segments resulting from a weak global economy and the stronger U.S. dollar reducing the dollar value of foreign sales by about

0.5 percent. In 2000, volume grew about 32.5 percent (up about 8 percent adjusted for acquisitions), with the stronger U.S. dollar reducing the dollar value of foreign sales by about 1.6 percent.

Sales by segment and the year-over-year changes were as follows:

				2001 vs. 2000		2000 vs. 1999
In thousands	2001	2000	1999	$ change	% change	$ change	% change

Tools	$1,038,606	$1,066,616	$875,643	$ (28,010)	(2.6%)	$190,973	21.8%
Water	887,518	903,672	582,927	(16,154)	(1.8%)	320,745	55.0%
Enclosures	689,820	777,725	657,500	(87,905)	(11.3%)	120,225	18.3%

Total	$2,615,944	$2,748,013	$2,116,070	$(132,069)	(4.8%)	$631,943	29.9%

Tools
The 2.6 percent decline in Tools segment sales in 2001 was primarily due to:

•	lower sales volume due to the weak economy; and

•
lower average selling prices in the first nine months of the year, stemming from the mid-2000 price discounting activities, somewhat offset by an increase in realized selling prices in the fourth quarter of 2001.

The 21.8 percent increase in Tools segment sales in 2000 was primarily due to:

•	the September 1999 acquisition of DeVilbiss Air Power Company (DAPC); and

•	higher sales volume in our Porter-Cable/Delta business.

These increases in 2000 were partially offset by:

•	lower sales volume in 2000 for generators due to high inventories at distributors and retailers at the end of 1999 and lower storm sales in 2000; and

•	lower average selling prices, primarily in our Porter-Cable/Delta business, due to price discounting in some markets on some products in 2000 to recover market share.

Water
The 1.8 percent decline in Water segment sales in 2001 was primarily due to:

•	lower sales volume for our industrial pumps and components for large water filtration systems as a weaker economy slowed demand; and

•	unfavorable impacts of foreign currency translation.

These decreases in 2001 were partially offset by:

•	higher sales volume in our pool and spa equipment business as we increased our market share.

The 55.0 percent increase in Water segment sales in 2000 was primarily due to:

•	the August 1999 acquisition of the pressure vessel and pool and spa equipment businesses of Essef Corporation; and

•	higher sales volume in our pump and valve businesses due to increased demand.

These increases in 2000 were somewhat offset by:

•	unfavorable impacts of foreign currency translation.

Enclosures
The 11.3 percent decline in Enclosures segment sales in 2001 was primarily due to:

•	lower sales volume attributable to sharp declines in all enclosures markets, somewhat offset by increased sales due to the expansion in the number of Hoffman distributors; and

•	unfavorable impacts of foreign currency translation.

The 18.3 percent increase in Enclosures segment sales in 2000 was primarily due to:

•	higher sales volume due to strong demand for our products in the telecom and datacom markets and with industrial original equipment manufacturers.

The increase in 2000 was somewhat offset by:

•	unfavorable impacts of foreign currency translation. Excluding the impacts of foreign currency translation, 2000 Enclosures segment sales increased by 22 percent over 1999.

The following table provides a comparison of our reported gross profit, SG&A & R&D, and operating income, and those results excluding special items (restructuring charges and one-time items to establish special reserves):

	2001
In thousands	Gross profit	SG&A and R&D	Operating income

Reported results	$647,999	$450,133	$157,761
Restructuring charge	955	—	41,060

Results excluding special items	$648,954	$450,133	$198,821

% of net sales	24.8%	17.2%	7.6%
	2000
In thousands	Gross profit	SG&A and R&D	Operating income

Reported results	$696,498	$469,679	$202,030
Restructuring charge	—	—	24,789
Establish additional accounts receivable reserve	—	22,000	22,000
Establish additional inventory reserve	8,000	—	8,000

Results excluding special items	$704,498	$447,679	$256,819

% of net sales	25.6%	16.3%	9.3%
	1999
In thousands	Gross profit	SG&A and R&D	Operating income

Reported results	$586,651	$361,877	$201,726
Restructuring charge	—	—	23,048

Results excluding special items	$586,651	$361,877	$224,774

% of net sales	27.7%	17.1%	10.6%

Gross profit
Gross profit margin excluding special items was 24.8 percent in 2001, compared with 25.6 percent in 2000, and 27.7 percent in 1999.

The 0.8 percentage point decline in 2001 from 2000 was primarily the result of:

•
sharply lower sales volume and unfavorable product mix in our Enclosures segment, partially offset by improved gross margins in our Tools segment due to material price savings and other cost reduction programs.

The 2.1 percentage point decline in 2000 from 1999 was primarily the result of:

•	lower sales volume for generators in our DAPC business;

•	lower average selling prices due to price discounting to recover market share in our Porter-Cable/Delta business;

•	unfavorable product mix in our Tools and Enclosures segments;

•	unfavorable inventory variances, primarily in our Porter-Cable/Delta business; and

•	higher costs due to challenges encountered in the setup of our new inventory distribution center for our Porter-Cable/Delta business in January 2000.

SG&A and R&D
SG&A and R&D expenses excluding special items was 17.2 percent of net sales in 2001, compared with 16.3 percent and 17.1 percent of net sales in 2000 and 1999, respectively.

The 0.9 percentage point increase in 2001 from 2000 primarily stems from:

•
an 11.3 percent decline in 2001 Enclosures segment sales, compared with only a 2.0 percent decrease in their SG&A and R&D expenses due to more restrictive short-term opportunities for cost reductions, especially in Europe; and

•	investments to redefine and streamline company-wide business processes in the areas of supply chain management and lean enterprise, which we expect will improve our future overall cost structure.

The 0.8 percentage point decline in 2000 from 1999 primarily stems from:

•	the Water and Enclosures sales growth in 2000 outpacing the growth in SG&A and increased R&D spending.

This decline in 2000 was partially offset by:

•	higher advertising and selling expenses in our Tools segment.

Restructuring charge
1999 restructuring charge
To reduce costs and improve productivity, we initiated a restructuring program in the first quarter of 1999 to consolidate manufacturing facilities, reduce overhead, and outsource certain product lines in our Tools and Enclosures segments. Related to this program, we recorded a restructuring charge of $23.0 million. In the first quarter of 2000 we re-evaluated the status and progress of projects implemented in 1999 and recorded a change in estimate that reduced the restructuring charge by $8.5 million. In addition, new projects were identified and we recorded an additional restructuring charge of $6.0 million related to our Enclosures segment for the closure of a North American facility and the non-cash write-off of impaired goodwill. In the fourth quarter of 2000, we recorded a final change in estimate that increased the restructuring charge by $0.5 million. As of the end of 2000, this restructuring program was complete.

2000 restructuring charge
To reduce costs and improve productivity and accountability, we initiated a restructuring program in the fourth quarter of 2000 to decentralize corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million. In the fourth quarter of 2001, we recorded a final change in estimate that reduced the restructuring charge by $1.7 million primarily due to favorable negotiation of contract termination costs. As of the end of 2001, this restructuring program was complete.

2001 restructuring charge
In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1.0 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that was discontinued as a result of plant closures.

The major components of the 1999, 2000 and 2001 restructuring charges and remaining restructuring liability follows:

In thousands	Employee termination benefits	Non-cash asset disposals	Impaired goodwill	Exit costs	Total

1999 restructuring charge (first quarter)	$21,288	$1,100	$—	$660	$23,048
Utilization of 1999 restructuring charge	(8,678)	—	—	(167)	(8,845)

December 31, 1999 liability	12,610	1,100	—	493	14,203
Change in estimate (first quarter)	(9,110)	—	—	602	(8,508)
2000 restructuring charge (first quarter)	800	915	2,985	1,340	6,040
Change in estimate (fourth quarter)	747	42	—	(332)	457
2000 restructuring charge (fourth quarter)	7,888	10,518	—	8,394	26,800
Utilization of 1999 and 2000 restructuring charges	(5,047)	(12,575)	(2,985)	(2,190)	(22,797)

December 31, 2000 liability	7,888	—	—	8,307	16,195
Change in estimate (fourth quarter)	991	—	—	(2,688)	(1,697)
2001 restructuring charge (fourth quarter)	16,696	11,050	7,362	7,649	42,757
Utilization of 2000 and 2001 restructuring charges	(11,343)	(11,050)	(7,362)	(6,388)	(36,143)

December 31, 2001 liability	$14,232	$—	$—	$6,880	$21,112

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge liability of $21.1 million. We expect to complete the remaining restructuring activities in 2002.

As a result of our 1999 and 2000 restructuring charge programs, we reduced our workforce by approximately 800 and 225 employees, respectively. Workforce reductions related to the 2001 restructuring charge are for approximately 720 employees, of whom 227 were terminated in the fourth quarter of 2001. Employee termination benefits consist primarily of severance and outplacement counseling fees. Employee termination benefits for the 2001 restructuring charge includes a $0.4 million non-cash charge for the intrinsic value of stock options modified as part of a severance agreement.

Non-cash asset disposals for the 1999, 2000, and 2001 restructuring charges were for the write-down of equipment, leasehold improvements, and inventory (2001 only) as a direct result of our decisions to exit certain facilities and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

The following table summarizes the components of the 1999, 2000 and 2001 restructuring charges by segment, net of changes in estimates:

In thousands	Tools	Enclosures	Other	Total

Employee termination benefits	$5,105	$16,183	$—	$21,288
Non-cash asset disposals	1,100	—	—	1,100
Facility exit costs	100	560	—	660

1999 restructuring charge	$6,305	$16,743	$—	$23,048

Employee termination benefits	$(96)	$(6,064)	$6,485	$325
Non-cash asset disposals	(55)	1,012	10,518	11,475
Impaired goodwill	—	2,985	—	2,985
Exit costs	5,547	442	4,015	10,004

2000 restructuring charge	$5,396	$(1,625)	$21,018	$24,789

Employee termination benefits	$—	$16,696	$991	$17,687
Non-cash asset disposals	—	7,675	3,375	11,050
Impaired goodwill	—	7,362	—	7,362
Exit costs	—	7,649	(2,688)	4,961

2001 restructuring charge	$—	$39,382	$1,678	$41,060

Operating income
The following table provides a comparison of operating income by segment and the change from the prior year:

				Percentage point change
In thousands	2001	2000	1999	2001 vs. 2000	2000 vs. 1999

Tools (1)	$63,232	$23,751	$100,680
% of net sales	6.1%	2.2%	11.5%	3.9 pts	(9.3) pts
Water	109,792	120,732	73,362
% of net sales	12.4%	13.4%	12.6%	(1.0) pts	0.8 pts
Enclosures (2)	1,857	96,268	46,346
% of net sales	0.3%	12.4%	7.0%	(12.1) pts	5.4 pts
Corporate/other (3)	(17,120)	(38,721)	(18,662)

Total	$157,761	$202,030	$201,726

% of net sales	6.0%	7.4%	9.5%	(1.4) pts	(2.1) pts
(1)
Tools segment operating income includes restructuring charge expense of $5.4 million in 2000 and $6.3 million in 1999. Operating income also reflects one-time pre-tax costs to establish an additional $30.0 million in accounts receivable ($5.0 million in the second quarter of 2000 and $17.0 million in the fourth quarter of 2000) and inventory ($8.0 million in the fourth quarter of 2000) reserves.

(2)
Enclosures segment operating income includes restructuring charge expense (income) of $39.4 million in 2001, $(1.6) million in 2000 (due to a change in estimate of the 1999 restructuring liability), and $16.7 million in 1999.

(3)	Includes restructuring charge expense of $1.7 million in 2001 and $21.0 million in 2000.

Tools
The following table provides a comparison of Tools segment operating income as reported, and those results excluding special items (restructuring charges and one-time items to establish special reserves):

In thousands	2001		2000		1999

Tools
Operating income as reported	$63,232		$23,751		$100,680
Restructuring charge	—		5,396		6,305
Establish additional accounts receivable reserve	—		22,000		—
Establish additional inventory reserve	—		8,000		—

Operating income excluding special items	$63,232		$59,147		$106,985

% of net sales	6.1%		5.5%		12.2%
Percentage point change	0.6	pts	(6.7	) pts

The 0.6 percentage point increase in Tools segment 2001 operating income margin excluding special items was primarily due to:

•	cost savings from our supply chain management and lean enterprise initiatives.

This increase in 2001 was partially offset by:

•	lower sales volume due to the weak economy;

•
lower average selling prices in the first nine months of the year, stemming from the mid-2000 price discounting activities, offset by an increase in realized selling prices in the fourth quarter of 2001;

•	higher warranty costs; and

•	unfavorable pension costs due to lower returns on pension assets.

The 6.7 percentage point decline in Tools segment 2000 operating income margin excluding special items was primarily due to:

•	lower sales volume for generators and a change in product mix in our Porter-Cable/Delta business; and

•	lower average selling prices due to price discounting to recover market share.

Water
The following table provides a comparison of Water segment operating income as reported:

In thousands	2001		2000		1999

Water
Operating income as reported	$109,792		$120,732		$73,362
% of net sales	12.4%		13.4%		12.6%
Percentage point change	(1.0	) pts	0.8	pts

The 1.0 percentage point decline in Water segment operating income margin in 2001 was primarily due to:

•	lower sales volume in our higher margin pump and water treatment businesses, which have been more directly affected by the economic slowdown.

The decline in 2001 was partially offset by:

•	higher sales volume in our pool and spa equipment business as we increased our market share.

The 0.8 percentage point increase in Water segment operating income margin in 2000 was primarily due to:

•	improved margins in the pool and spa equipment businesses acquired in August 1999;

•	increased volume for pumps and valves; and

•	material cost savings as a result of supply management initiatives coupled with increased labor productivity.

These increases in 2000 were partially offset by:

•	unfavorable impacts of foreign currency translation.

Enclosures
The following table provides a comparison of Enclosures segment operating income as reported, and those results excluding special items (restructuring charges):

In thousands	2001		2000		1999

Enclosures
Operating income as reported	$1,857		$96,268		$46,346
Restructuring charge (income)	39,382		(1,625)		16,743

Operating income excluding special items	$41,239		$94,643		$63,089

% of net sales	6.0%		12.2%		9.6%
Percentage point change	(6.2	) pts	2.6	pts

The 6.2 percentage point decline in Enclosures segment 2001 operating income margin excluding special items was primarily due to:

•	lower sales volume, attributable to sharp declines in all enclosures markets;

•	unfavorable product mix; and

•	unfavorable pension costs due to lower returns on pension assets.

These decreases in 2001 were partially offset by:

•	lower costs, primarily due to headcount reductions.

The 2.6 percentage point increase in Enclosures segment 2000 operating income margin excluding special items was primarily due to:

•	higher sales volume due to strong demand for our products in the telecom and datacom markets and with industrial original equipment manufacturers.

This increase in 2000 was somewhat offset by:

•	unfavorable product mix; and

•	unfavorable impacts of foreign currency translation in 2000.

Other expense
In 2001, we incurred a non-cash charge of $3.0 million primarily for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

Net interest expense
Net interest expense was $61.5 million in 2001, compared with $74.9 million in 2000 and $43.6 million in 1999. The decline in 2001 net interest expense of $13.4 million reflects lower average borrowings driven by our strong cash flow performance in 2001, and lower interest rates on our variable rate debt. The increase in net interest expense of $31.3 million in 2000 reflects higher borrowings as a result of our 1999 and 1998 acquisitions and higher average interest rates in 2000 compared with 1999.

Provision for income taxes
Our effective tax rate on continuing operations was 38.3 percent in 2001, compared with 35.6 percent in 2000 and 38.0 percent in 1999. The 2.7 percentage point increase in the 2001 effective tax rate from 2000 was primarily the result of non-deductible amounts related to the 2001 restructuring charge and non-deductible amortization of goodwill, somewhat offset by favorable foreign tax effects. The effective tax rate on continuing operations excluding the 2001 restructuring charge was 35.0 percent. The 2.4 percentage point decline in the 2000 effective tax rate from 1999 was primarily due to the implementation of additional tax-planning strategies, somewhat offset by an increase in non-deductible amortization of goodwill resulting from our 1999 acquisitions.

We expect our effective tax rate on continuing operations to be 32.0 percent in 2002, primarily the result of adopting Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, on January 1, 2002. The adoption of this new accounting standard will result in the cessation of goodwill amortization, much of which was non-deductible.

Discontinued operations
In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg Co./Lincoln Automotive Company) and Lincoln Industrial, Inc (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC and in December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC, other investors, and members of management of Lincoln Industrial.

The following table summarizes the components of the proceeds from the sales:

In thousands	Century/Lincoln Automotive (1)	Lincoln Industrial	Equipment Segment

Cash	$—	$58,047	$58,047
Short-term notes receivable	18,160	1,000	19,160
Long-term notes receivable	—	1,000	1,000
Preferred stock	—	18,400	18,400

Total proceeds	$18,160	$78,447	$96,607

(1)	Amount received as of the end of 2001 was $12,053.

As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of the preferred stock based on an independent valuation. The selling price of Lincoln Industrial is subject to a final purchase price adjustment based on determination of audited net assets, which we expect to occur in the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

To fund capital expenditures, acquisitions, repurchase shares, and pay dividends, committed revolving credit facilities are used to complement operating cash flows. We have also accessed the public debt and equity markets in the past three years to fund acquisitions. Because of the seasonality of some of our businesses, particularly the pool and spa equipment business and the tools business, we have generally experienced negative cash flows from operations in the first half of any given year. However, we expect a more positive cash flow trend as a result of our emphasis on working capital management.

The following table presents selected annual measures of our liquidity calculated from our monthly operating results:

Days	December 31 2001	December 31 2000

Days of sales in accounts receivable	64	70
Days inventory on hand	75	80
Days in accounts payable	59	59
Cash conversion cycle	80	91

Operating activities
Operating activities provided $232.3 million in 2001, compared with $184.9 million in 2000, and $144.3 million in 1999. The $47.4 million increase in 2001 was primarily due to an emphasis on better management of accounts receivable and inventories, somewhat offset by the decrease in accounts payable and the decline in net income. The $40.6 million increase in 2000 was also attributable to our increased emphasis on working capital management, somewhat offset by the decline in earnings. We expect to increase cash provided by operating activities in 2002 through higher earnings and our continued emphasis on working capital management.

Investing activities
Capital expenditures in 2001, 2000, and 1999 were $53.7 million, $68.0 million, and $53.7 million, respectively. The $14.3 million decrease in 2001 over 2000 reflects lower capital expenditures due to reduced needs for capacity and our lean enterprise initiatives and the $14.3 million increase in 2000 over 1999 reflects increased investments, largely as a result of acquisitions. Capital expenditures as a percent of sales were 2.1 percent, 2.5 percent, and 2.5 percent for 2001, 2000, and 1999, respectively. We anticipate capital expenditures in 2002 to be around $50.0 million as we expect to more aggressively expand our lean enterprise initiatives.

In the first quarter of 2001, we acquired Taunus, a Brazilian enclosures manufacturer, for $6.9 million. The acquisition was financed through borrowings under our credit facilities. In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to a 1999 acquisition. The amount received was accounted for as a reduction of goodwill.

In 2001, we invested $5.0 million ($3.0 million in the second quarter and $2.0 million in the fourth quarter) to take a minority equity interest in a privately held developer and manufacturer of laser leveling and measuring devices. We are also investing approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $20.4 million has been paid. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent.

In 1999, we acquired DeVilbiss Air Power Company, the pressure vessel and pool and spa equipment businesses of Essef Corporation, and WEB Tool & Manufacturing, Inc. for $953.1 million. These acquisitions were primarily financed through an equity offering and the issuance of additional debt.

We periodically review our array of businesses in comparison to our overall strategic and performance objectives. As part of this review, we routinely acquire or divest of certain businesses. During 2002, we anticipate that any acquisitions completed will be funded through a combination of cash generated from operations and external funding sources or the issuance of stock.

Financing activities
As of the end of 2001, our capital structure consisted of $723.7 million in long-term debt and $1,015.0 million in shareholders’ equity. The ratio of debt-to-total capital was 41.6 percent, compared with 47.5 percent as of the end of 2000. Our targeted debt-to-total capital ratio range is 30 to 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

As a result of the 2001 restructuring charge, we expect future remaining cash outlays of approximately $21.1 million in 2002. We expect to fund these outlays from existing cash balances and internally generated cash flows from operations.

The following summarizes our significant contractual obligations that impact our liquidity:

Contractual obligations	Payments due by period
In thousands	Within 1 year	2-3 years	4-5 years	After 5 years	Total

Long-term debt, including current maturities	$8,729	$426,706	$1,784	$286,487	$723,706
Operating leases, net of sublease rentals	25,288	30,950	13,199	5,962	75,399
Other long-term obligations	3,061	6,446	7,109	5,130	21,746

Total contractual cash obligations, net	$37,078	$464,102	$22,092	$297,579	$820,851

Long-term debt and lines of credit are explained in detail in ITEM 8, Note 8 of the Notes to Consolidated Financial Statements. Operating leases are explained in detail in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements.

We have committed revolving credit facilities totaling $705 million (the Facilities), consisting of a $315 million 364-day facility that expires on August 29, 2002, and $390 million of multi-currency facilities that expire on September 2, 2004. There were no amounts outstanding under the 364-day facility at December 31, 2001.

As of the end of 2001, we had $329.0 million outstanding under the Facilities. Interest rates and fees on the Facilities vary based on our debt ratings by credit rating agencies. Aggregate borrowings on the Facilities had a weighted-average interest rate of 5.52 percent in 2001 and 6.71 percent in 2000. In addition to the Facilities, we have $40.0 million of uncommitted credit facilities, under which we had no borrowings as of the end of 2001.

Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and certain other payments, and require us to maintain certain financial ratios and a minimum net worth. Under the most restrictive covenant, $101.4 million of retained earnings were restricted as of the end of 2001. We are in compliance with all covenants.

As of the end of 2001, we had $7.2 million of letters of credit outstanding. These letters of credit secure our performance to third parties under self-insurance programs and other commitments in the ordinary course of business.

Dividends paid in 2001 were $34.3 million, compared with $32.0 million in 2000, and $28.2 million in 1999. The year-over-year increases reflect an increase in our annual per-share dividend rate of $0.70 in 2001, compared with $0.66 in 2000, and $0.64 in 1999. We have paid dividends for the past twenty-six years and anticipate paying future dividends.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations. We generated free cash flow of $178.7 million in 2001, compared with

$116.9 million in 2000, and $90.6 million in 1999. We intend to increase our free cash flow in 2002 through higher earnings and continuing to reduce working capital. Our management incentive plans include a component that emphasizes free cash flow.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position will provide adequate short-term and long-term liquidity.

Off-balance sheet financing
We are a party to a synthetic leasing arrangement for a distribution center and office building in our Tools segment. The lease is designed and qualifies as an operating lease for accounting purposes, where only the monthly lease amount is recorded in the statement of income and the value of the underlying asset and related debt is off-balance sheet. The value of this off-balance sheet financing arrangement is approximately $23.0 million and the agreement terminates in December 2004.

COMMITMENTS AND CONTINGENCIES

Environmental
We have been named as defendants, targets or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial condition or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Lake Superior Paper Industries supercalendared paper business and the Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of both the paper business and the ammunition business. We have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites including sites in Jackson, Tennessee, and Los Angeles, California. We acquired the site in Jackson from Rockwell International Corporation, with whom we have agreed on division of responsibility for remediation and other future costs relating to the site. The site in Los Angeles was acquired in the purchase of the pressure vessel and pool and spa equipment businesses of Essef Corporation and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs. We do not believe that projected response costs will result in a material liability.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the our acquisitions in recent years were accounted for under the purchase method. The new standard had no impact on Pentair in 2001. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS 142 effective January 1, 2002. Had SFAS 142 been in effect for 2001, net income would have been $32.0 million ($36.1 million pre-tax) or $0.65 per share higher. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. We expect to complete this assessment in the first half of 2002.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. We are currently in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations, financial position and cash flows.

In September 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. We will adopt SFAS 144 on January 1, 2002. We do not expect the adoption of this new standard to have a material effect on our historical consolidated results of operations, financial position and cash flows.

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

Interest rate risk
We are exposed to changes in interest rates primarily as a result of our borrowing activities used to fund operations. We utilize committed floating rate credit facilities to fund a portion of our operations. Interest rates on $74.5 million of floating rate debt are swapped to fixed rates through agreements with financial institutions. The table below summarizes our floating and fixed rate debt obligations and interest rate swap agreements as of December 31, 2001 along with interest rates for the swapped portion and fair value of the swap agreement. The average variable rates depicted below for the interest rate swaps are based on implied forward rates in the yield curve at December 31, 2001.

	Expected year of maturity
Dollars in thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair value

Long-term debt, including current portion
Variable rate	$—	$—	$254,500	$—	$—	$—	$254,500	$254,500
Average interest rate	—	—	3.21%	—	—	—	3.21%
Fixed rate	$8,729	$53,943	$118,263	$1,749	$35	$286,487	$469,206	$470,940
Average interest rate	6.96%	6.70%	7.25%	7.00%	7.00%	7.74%	7.48%
Portion subject to interest rate swaps
Variable to fixed	$19,500	$15,000	$20,000	$20,000	$—	$—	$74,500	$(3,453)
Average rate to be received	2.00%	4.40%	5.80%	6.20%	—	—	4.42%
Average rate to be paid	6.31%	6.31%	6.31%	6.31%	—	—	6.31%

Foreign currency risk
We have entered into foreign currency swap agreements with a major financial institution to hedge firm foreign currency commitments. As of December 31, 2001, the following table presents principal cash flows of our open currency swap agreements:

	Expected year of maturity
In thousands	2002	2003	2004	2005	2006	Thereafter	Total	Fair value

Forward exchange agreements (1)
Receive U.S. dollars	$—	$50,000	$—	$—	$—	$—	$50,000	$7,209
Pay Canadian dollars	—	69,385	—	—	—	—	69,385
Receive Canadian dollars	$—	$69,385	$—	$—	$—	$—	$69,385	$4,171
Pay Euros	—	45,313	—	—	—	—	45,313

Total exchange gain								$11,380

(1)	Foreign exchange information is presented in local currency by maturity, however, the fair value is presented in U.S. dollars

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

We are responsible for the integrity and objectivity of the financial information presented in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include certain amounts based on our best estimates and judgment.

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
February 8, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Minneapolis, Minnesota
February 8, 2002

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2001	2000	1999

Net sales	$2,615,944	$2,748,013	$2,116,070
Cost of goods sold	1,967,945	2,051,515	1,529,419

Gross profit	647,999	696,498	586,651
Selling, general and administrative	418,962	438,488	339,707
Research and development	31,171	31,191	22,170
Restructuring charge	40,105	24,789	23,048

Operating income	157,761	202,030	201,726
Interest income	960	1,488	1,472
Interest expense	62,448	76,387	45,054
Other expense, write-off of investment	2,985	—	—

Income from continuing operations before income taxes	93,288	127,131	158,144
Provision for income taxes	35,772	45,263	60,056

Income from continuing operations	57,516	81,868	98,088
Income (loss) from discontinued operations, net of tax	—	(24,759)	5,221
Loss on disposal of discontinued operations, net of tax	(24,647)	—	—
Cumulative effect of accounting change, net of tax	—	(1,222)	—

Net income	$32,869	$55,887	$103,309

Earnings per common share
Basic
Continuing operations	$1.17	$1.68	$2.24
Discontinued operations	(0.50)	(0.51)	0.12
Cumulative effect of accounting change	—	(0.02)	—

Basic earnings per common share	$0.67	$1.15	$2.36

Diluted
Continuing operations	$1.17	$1.68	$2.21
Discontinued operations	(0.50)	(0.51)	0.12
Cumulative effect of accounting change	—	(0.02)	—

Diluted earnings per common share	$0.67	$1.15	$2.33

Pro forma amounts assuming the accounting change is applied retroactively
Continuing operations	$57,516	$81,868	$97,514
Discontinued operations	(24,647)	(24,759)	5,221

Net income	$32,869	$57,109	$102,735

Pro forma earnings per common share
Basic
Continuing operations	$1.17	$1.68	$2.23
Discontinued operations	(0.50)	(0.51)	0.12

Basic earnings per common share	$0.67	$1.17	$2.35

Diluted
Continuing operations	$1.17	$1.68	$2.20
Discontinued operations	(0.50)	(0.51)	0.12

Diluted earnings per common share	$0.67	$1.17	$2.32

Weighted average common shares outstanding
Basic	49,047	48,544	43,803
Diluted	49,297	48,645	44,287

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2001	2000

Assets
Current assets
Cash and cash equivalents	$39,844	$34,944
Accounts and notes receivable, net of allowance of $14,142 and $18,636, respectively	398,579	468,081
Inventories	300,923	392,495
Deferred income taxes	69,953	72,577
Prepaid expenses and other current assets	20,979	22,442
Net assets of discontinued operations	5,325	101,263

Total current assets	835,603	1,091,802
Property, plant and equipment, net	329,500	352,984
Other assets
Goodwill, net	1,088,206	1,141,102
Other	118,889	58,137

Total other assets	1,207,095	1,199,239

Total assets	$2,372,198	$2,644,025

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$108,141
Current maturities of long-term debt	8,729	23,999
Accounts and notes payable	179,149	250,088
Employee compensation and benefits	74,888	84,197
Accrued product claims and warranties	37,590	42,189
Income taxes	6,252	5,487
Other current liabilities	121,825	134,691

Total current liabilities	428,433	648,792
Long-term debt	714,977	781,834
Pension and other retirement compensation	74,263	59,313
Postretirement medical and other benefits	43,583	34,213
Deferred income taxes	34,128	37,133
Other noncurrent liabilities	61,812	72,149

Total liabilities	1,357,196	1,633,434
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3;
49,110,859 and 48,711,955 shares issued and outstanding, respectively	8,193	8,119
Additional paid-in capital	478,541	468,425
Retained earnings	566,626	568,084
Unearned restricted stock compensation	(9,440)	(7,285)
Accumulated other comprehensive loss	(28,918)	(26,752)

Total shareholders’ equity	1,015,002	1,010,591

Total liabilities and shareholders’ equity	$2,372,198	$2,644,025

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2001	2000	1999

Operating activities
Net income	$32,869	$55,887	$103,309
Depreciation	62,674	59,897	56,081
Amortization of intangibles and unearned compensation	41,675	39,131	25,987
Deferred income taxes	(5,315)	9,735	(1,954)
Restructuring charge	41,060	24,789	23,048
Other expense, write-off of investment	2,985	—	—
Loss on disposal of discontinued operations	24,647	—	—
Cumulative effect of accounting change	—	1,222	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	70,890	17,908	(28,282)
Inventories	87,840	(45,893)	(26,449)
Prepaid expenses and other current assets	653	(9,588)	7,779
Accounts payable	(69,321)	32,973	26,423
Employee compensation and benefits	(13,185)	(10,810)	32,660
Accrued product claims and warranties	(4,468)	(6,318)	8,344
Income taxes	9,942	(8,467)	(4,462)
Other current liabilities	(50,758)	(17,715)	(48,076)
Pension and post-retirement benefits	17,199	5,353	953
Other assets and liabilities	(7,205)	(7,296)	(18,791)

Net cash provided by continuing operations	242,182	140,808	156,570
Net cash provided by (used for) discontinued operations	(9,848)	44,139	(12,274)

Net cash provided by operating activities	232,334	184,947	144,296
Investing activities
Capital expenditures	(53,668)	(68,041)	(53,671)
Proceeds from sale of businesses	70,100	—	—
Acquisitions, net of cash acquired	(1,937)	—	(953,124)
Equity investments	(25,438)	—	—
Other	(186)	(32)	1,664

Net cash used for investing activities	(11,129)	(68,073)	(1,005,131)
Financing activities
Net short-term borrowings (repayments)	(108,336)	(42,471)	150,612
Proceeds from long-term debt	2,811	8,108	351,297
Repayment of long-term debt	(84,525)	(82,271)	(59,814)
Proceeds from long-term bonds	—	—	250,000
Debt issuance costs	—	—	(2,430)
Proceeds from bridge loans	—	—	450,000
Repayment of bridge loans	—	—	(450,000)
Proceeds from exercise of stock options	2,913	3,100	4,454
Proceeds from issuance of common stock, net	—	774	214,480
Repurchases of common stock	(1,458)	(410)	(4,030)
Dividends paid	(34,327)	(32,038)	(28,201)

Net cash provided by (used for) financing activities	(222,922)	(145,208)	876,368
Effect of exchange rate changes on cash	6,617	263	18,344

Change in cash and cash equivalents	4,900	(28,071)	33,877
Cash and cash equivalents, beginning of period	34,944	63,015	29,138

Cash and cash equivalents, end of period	$39,844	$34,944	$63,015

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

In thousands, except share and per-share data	Preferred shares		Common shares		Additional paid-in capital	Retained earnings	Unearned restricted stock compensation	Accumulated other comprehensive loss	Total	Comprehensive income
	Number	Amount	Number	Amount

Balance — December 31, 1998	1,534,919	$53,638	38,503,587	$6,417	$184,145	$469,127	$(1,737)	$(3,962)	$707,628
Net income						103,309			103,309	$103,309
Change in cumulative translation adjustment								(13,027)	(13,027)	(13,027)
Adjustment in minimum pension liability,net of $889 tax expense								1,390	1,390	1,390

Comprehensive income										$91,672

Tax benefit of stock options					3,190				3,190
Cash dividends — $0.64 per common share						(28,201)			(28,201)
Issuance of common shares from secondary offering			5,500,000	917	213,563				214,480
Share repurchases			(117,000)	(19)	(4,011)				(4,030)
Exercise of stock options			321,278	53	4,401				4,454
Issuance of restricted shares, net of cancellations			30,616	5	2,270		(2,275)		—
Amortization of restricted shares							1,578		1,578
Conversion into common stock	(1,534,919)	(53,638)	4,078,587	680	52,958				—

Balance — December 31, 1999	—	—	48,317,068	8,053	456,516	544,235	(2,434)	(15,599)	990,771
Net income						55,887			55,887	$55,887
Change in cumulative translation adjustment								(9,705)	(9,705)	(9,705)
Adjustment in minimum pension liability,net of $926 tax benefit								(1,448)	(1,448)	(1,448)

Comprehensive income										$44,734

Tax benefit of stock options					985				985
Cash dividends — $0.66 per common share						(32,038)			(32,038)
Adjustment for 1999 secondary offering					774				774
Share repurchases			(13,700)	(2)	(408)				(410)
Exercise of stock options			151,529	25	3,075				3,100
Issuance of restricted shares, net of cancellations			257,058	43	7,483		(7,526)		—
Amortization of restricted shares							2,675		2,675

Balance — December 31, 2000	—	—	48,711,955	8,119	468,425	568,084	(7,285)	(26,752)	1,010,591
Net income						32,869			32,869	$32,869
Cumulative effect of accounting change								6,739	6,739	6,739
Change in cumulative translation adjustment								(9,468)	(9,468)	(9,468)
Adjustment in minimum pension liability,net of $399 tax benefit								(625)	(625)	(625)
Changes in market value of derivative financialinstruments								1,188	1,188	1,188

Comprehensive income										$30,703

Tax benefit of stock options					601				601
Cash dividends — $0.70 per common share						(34,327)			(34,327)
Share repurchases			(50,000)	(8)	(1,450)				(1,458)
Exercise of stock options			128,254	21	2,892				2,913
Issuance of restricted shares, net of cancellations			320,650	61	7,662		(7,723)		—
Amortization of restricted shares							5,568		5,568
Stock compensation					411				411

Balance — December 31, 2001	—	$—	49,110,859	$8,193	$478,541	$566,626	$(9,440)	$(28,918)	$1,015,002

See accompanying notes to consolidated financial statements.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements

1.	Summary of Significant Accounting Policies

Fiscal	year
Our fiscal year ends on December 31. Additionally, we report our interim quarterly periods on a 13-week basis ending on a Saturday.

Principles	of consolidation
The accompanying consolidated financial statements include the accounts of Pentair, and all significant subsidiaries, both U.S. and non-U.S., that we control. In substantially all cases, we own 100 percent of the voting stock of the subsidiaries that we control. Investments in companies of which we own 20 percent to 50 percent of the voting stock and have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and, as a result, our share of the earnings or losses of such equity affiliates is included in the statement of income. All intercompany accounts and transactions have been eliminated in consolidation. Certain balances have been reclassified to conform to the 2001 presentation.

Use	of estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Cash	equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue	recognition, sales returns and warranty costs
We recognize revenue when the earnings process is complete, and the risks and rewards of ownership have transferred to the customer. Provisions for sales returns and warranty costs are recorded at the time of sale based on historical information and current trends.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance, clarified the Staff’s views on various revenue recognition and reporting matters. In the fourth quarter of 2000, we changed our method of accounting for certain sales transactions to comply with SAB 101. As a result of this change, we reported a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20 (APB 20), Accounting Changes, by a cumulative effect adjustment. Because we are a calendar year entity that adopted SAB 101 in the fourth quarter of 2000, the cumulative effect of the change was included in the first quarter of 2000 pursuant to APB 20, which requires that the change be made as of the beginning of the year (January 1, 2000) and that the financial information for pre-change interim periods be restated by applying SAB 101 to those periods. Accordingly, the quarterly results for 2000 were restated pursuant to the adoption of SAB 101.

Inventories
Inventories are stated at the lower of cost or market. Inventories of domestic subsidiaries are generally determined by the last-in, first-out (LIFO) method. Inventories of foreign subsidiaries are determined by the first-in, first-out (FIFO) and moving average methods. Reserves to adjust slow moving and obsolete inventories to lower of cost or market are provided based on historical experience and current product demand. We regularly evaluate the adequacy of these reserves.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Property,	plant, and equipment
Property, plant and equipment is recorded at cost. We compute depreciation principally by the straight-line method based on the following estimated useful lives:

Years
Land improvements	5 to 20
Buildings and leasehold improvements	5 to 50
Machinery and equipment	3 to 15

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income.

Goodwill
Goodwill represents the excess of the cost over the net tangible and identified intangible assets of acquired businesses, is stated at cost, and amortized on a straight-line basis over the estimated future periods to be benefited, ranging from 25 to 40 years. Upon the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, effective January 1, 2002, goodwill will no longer be amortized, but will be evaluated annually for impairment. Accumulated amortization as of the end of 2001 and 2000 was $147.4 million and $114.4 million, respectively.

Impairment of long-lived assets
We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the assets and any related goodwill, the carrying value is reduced to the estimated fair value as measured by the discounted cash flow method. Losses on long-lived assets to be disposed of are based upon estimated selling prices adjusted for the cost to sell.

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

Stock-based compensation
In accordance with SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), we elected to account for our stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

The exercise price of stock options equals the market price on the date of grant. In general, there is no recorded compensation expense related to stock options.

Insurance subsidiary
We insure general and product liability, product recall, workers’ compensation, and automobile liability risks through our wholly owned insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As of the end of 2001 and 2000, reserves for policy claims were $23.4 million

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

($10.0 million included in accrued product claims and warranties and $13.4 million included in other noncurrent liabilities) and $26.2 million ($10.0 million included in accrued product claims and warranties and $16.2 million included in other noncurrent liabilities).

Derivative financial instruments
Effective January 1, 2001, we adopted the provisions of SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. These standards require us to recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item is recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative is recorded in other comprehensive income (OCI) and is recognized in the consolidated statements of income when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

The adoption of SFAS 133 on January 1, 2001, resulted in an increase to other assets and other noncurrent liabilities of $7.5 million and $0.8 million, respectively, and a cumulative transition adjustment of $6.7 million in OCI. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the adoption of SFAS 133, financial instruments designated as hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

We use derivative financial instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS 133. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Earnings	per common share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options, restricted stock, and assumed conversion of preferred stock. Unless otherwise noted, references are to diluted earnings per share.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2001	2000	1999

Earnings per common share — basic
Continuing operations	$57,516	$81,868	$98,088
Discontinued operations	(24,647)	(24,759)	5,221
Cumulative effect of accounting change	—	(1,222)	—

Net income	$32,869	$55,887	$103,309

Continuing operations	$1.17	$1.68	$2.24
Discontinued operations	(0.50)	(0.51)	0.12
Cumulative effect of accounting change	—	(0.02)	—

Basic earnings per common share	$0.67	$1.15	$2.36

Earnings per common share — diluted
Continuing operations	$57,516	$81,868	$98,088
Discontinued operations	(24,647)	(24,759)	5,221
Cumulative effect of accounting change	—	(1,222)	—

Net income	$32,869	$55,887	$103,309

Continuing operations	$1.17	$1.68	$2.21
Discontinued operations	(0.50)	(0.51)	0.12
Cumulative effect of accounting change	—	(0.02)	—

Diluted earnings per common share	$0.67	$1.15	$2.33

Weighted average common shares outstanding — basic	49,047	48,544	43,803
Dilutive impact of stock options, restricted stock, and assumed conversion of preferred stock	250	101	484

Weighted average common shares outstanding — diluted	49,297	48,645	44,287

There were 1.3 million, 1.1 million, and 0.2 million stock options excluded in 2001, 2000 and 1999, respectively, from the computation of diluted earnings per common share due to their anti-dilutive effect.

New accounting standards
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (SFAS 141), Business Combinations, and SFAS No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. All of the our acquisitions in recent years were accounted for under the purchase method. The new standard had no impact on Pentair in 2001. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS 142 effective January 1, 2002. Had SFAS 142 been in effect for 2001, net income would have been $32.0 million ($36.1 million pre-tax) or $0.65 per share higher. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and a test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. We expect to complete this assessment in the first half of 2002.

In August 2001, the FASB issued SFAS No. 143 (SFAS 143), Accounting for Asset Retirement Obligations, which is effective January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

retirement obligation in the period in which it is incurred. We are currently in the process of evaluating the effect the adoption of this standard will have on our consolidated results of operations, financial position and cash flows.

In September 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. We will adopt SFAS 144 on January 1, 2002. We do not expect the adoption of this new standard to have a material effect on our historical consolidated results of operations, financial position and cash flows.

2.	Restructuring Charge

1999 restructuring charge
To reduce costs and improve productivity, we initiated a restructuring program in the first quarter of 1999 to consolidate manufacturing facilities, reduce overhead, and outsource certain product lines in our Tools and Enclosures segments. Related to this program, we recorded a restructuring charge of $23.0 million. In the first quarter of 2000 we re-evaluated the status and progress of projects implemented in 1999 and recorded a change in estimate that reduced the restructuring charge by $8.5 million. In addition, new projects were identified and we recorded an additional restructuring charge of $6.0 million related to our Enclosures segment for the closure of a North American facility and the non-cash write-off of impaired goodwill. In the fourth quarter of 2000, we recorded a final change in estimate that increased the restructuring charge by $0.5 million. As of the end of 2000, this restructuring program was complete.

2000 restructuring charge
To reduce costs and improve productivity and accountability, we initiated a restructuring program in the fourth quarter of 2000 to decentralize corporate service functions and reorganize our Tools segment infrastructure. As a result, we recorded a restructuring charge of $26.8 million. In the fourth quarter of 2001, we recorded a final change in estimate that reduced the restructuring charge by $1.7 million primarily due to favorable negotiation of contract termination costs. As of the end of 2001, this restructuring program was complete.

2001 restructuring charge
In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1.0 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that was discontinued as a result of plant closures.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

The major components of the 1999, 2000 and 2001 restructuring charges and remaining restructuring liability follows:

In thousands	Employee termination benefits	Non-cash asset disposals	Impaired goodwill	Exit costs	Total

1999 restructuring charge (first quarter)	$21,288	$1,100	$—	$660	$23,048
Utilization of 1999 restructuring charge	(8,678)	—	—	(167)	(8,845)

December 31, 1999 liability	12,610	1,100	—	493	14,203
Change in estimate (first quarter)	(9,110)	—	—	602	(8,508)
2000 restructuring charge (first quarter)	800	915	2,985	1,340	6,040
Change in estimate (fourth quarter)	747	42	—	(332)	457
2000 restructuring charge (fourth quarter)	7,888	10,518	—	8,394	26,800
Utilization of 1999 and 2000 restructuring charges	(5,047)	(12,575)	(2,985)	(2,190)	(22,797)

December 31, 2000 liability	7,888	—	—	8,307	16,195
Change in estimate (fourth quarter)	991	—	—	(2,688)	(1,697)
2001 restructuring charge (fourth quarter)	16,696	11,050	7,362	7,649	42,757
Utilization of 2000 and 2001 restructuring charges	(11,343)	(11,050)	(7,362)	(6,388)	(36,143)

December 31, 2001 liability	$14,232	$—	$—	$6,880	$21,112

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge liability of $21.1 million. We expect to complete the remaining restructuring activities in 2002.

As a result of our 1999 and 2000 restructuring charge programs, we reduced our workforce by approximately 800 and 225 employees, respectively. Workforce reductions related to the 2001 restructuring charge are for approximately 720 employees, of whom 227 were terminated in the fourth quarter of 2001. Employee termination benefits consist primarily of severance and outplacement counseling fees. Employee termination benefits for the 2001 restructuring charge includes a $0.4 million non-cash charge for the intrinsic value of stock options modified as part of a severance agreement.

Non-cash asset disposals for the 1999, 2000, and 2001 restructuring charges were for the write-down of equipment, leasehold improvements, and inventory (2001 only) as a direct result of our decisions to exit certain facilities and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

The following table summarizes the components of the 1999, 2000 and 2001 restructuring charges by segment, net of changes in estimates:

In thousands	Tools	Enclosures	Other	Total

Employee termination benefits	$5,105	$16,183	$—	$21,288
Non-cash asset disposals	1,100	—	—	1,100
Facility exit costs	100	560	—	660

1999 restructuring charge	$6,305	$16,743	$—	$23,048

Employee termination benefits	$(96)	$(6,064)	$6,485	$325
Non-cash asset disposals	(55)	1,012	10,518	11,475
Impaired goodwill	—	2,985	—	2,985
Exit costs	5,547	442	4,015	10,004

2000 restructuring charge	$5,396	$(1,625)	$21,018	$24,789

Employee termination benefits	$—	$16,696	$991	$17,687
Non-cash asset disposals	—	7,675	3,375	11,050
Impaired goodwill	—	7,362	—	7,362
Exit costs	—	7,649	(2,688)	4,961

2001 restructuring charge	$—	$39,382	$1,678	$41,060

3.	Discontinued Operations/Divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg Co./Lincoln Automotive Company) and Lincoln Industrial, Inc (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC and in December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC, other investors, and members of management of Lincoln Industrial.

The following table summarizes the components of the proceeds from the sales:

In thousands	Century/ Lincoln Automotive (1)	Lincoln Industrial	Equipment Segment

Cash	$—	$58,047	$58,047
Short-term notes receivable	18,160	1,000	19,160
Long-term notes receivable	—	1,000	1,000
Preferred stock	—	18,400	18,400

Total proceeds	$18,160	$78,447	$96,607

(1)	Amount received as of the end of 2001 was $12,053.

As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of the preferred stock based on an independent valuation. The selling price of Lincoln Industrial is subject to a final purchase price adjustment based on determination of audited net assets, which we expect to occur in the first half of 2002.

Our financial statements have been restated to reflect the Equipment segment as a discontinued operation for all periods presented. Operating results of the discontinued Equipment segment are summarized below. The amounts

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

exclude general corporate overhead previously allocated to the Equipment segment. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations to the total net assets of Pentair.

In thousands	2001	2000	1999

Net sales	$189,782	$255,256	$318,334
Pre-tax income (loss) from operations of discontinued businesses	$—	$(37,809)	$8,385
Pre-tax loss on disposal of discontinued businesses	(36,298)	—	—
Provision for income taxes	(11,651)	(13,050)	3,164

Income (loss) from discontinued operations, net of tax	$(24,647)	$(24,759)	$5,221

Net assets of the discontinued Equipment segment consisted of the following:

In thousands	2001	2000

Net current assets	$1,988	$59,708
Property, plant and equipment, net	3,337	28,339
Net other noncurrent assets and liabilities	—	13,216

Net assets of discontinued operations	$5,325	$101,263

Net assets of the discontinued Equipment segment as of the end of 2001 consisted of consigned inventory and certain property and equipment of Service Equipment that were not included in the sale of the business. These assets have been stated at estimated net realizable value and we expect to dispose of them in 2002.

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

A summary of our purchase transactions for the past three years is included in the following table (In thousands):

Entity name and description of business acquired	Business segment	Date acquired	Consideration	Intangibles

2001 acquisitions
Metalurgica Taunus LTDA. (Taunus)	Enclosures	1/01	$6,937	$5,854
Manufacturer of electrical and electronic enclosures
1999 acquisitions
DeVilbiss Air Power Company	Tools	9/99	466,579	360,445
Manufacturer of air compressors, generators, and pressure washers
Essef Corporation (Structural Fibers and Pac-Fab)	Water	8/99	424,633	349,608
Manufacturer of pressure vessels and pool and spa equipment
WEB Tool & Manufacturing, Inc.	Enclosures	4/99	61,912	45,342
Designer, manufacturer and marketer of custom server subracks for the datacom and telecom markets

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to a 1999 acquisition. The amount received was accounted for as a reduction of goodwill.

5.	Supplemental Balance Sheet Information

In thousands	2001	2000

Inventories
Raw materials and supplies	$94,404	$110,935
Work-in-process	38,760	48,392
Finished goods	167,759	233,168

Total inventories	$300,923	$392,495

Property, plant and equipment
Land and land improvements	$16,688	$17,238
Buildings and leasehold improvements	152,873	149,620
Machinery and equipment	518,141	496,175
Construction in progress	21,304	25,682

Total property, plant and equipment	709,006	688,715
Less accumulated depreciation and amortization	379,506	335,731

Property, plant and equipment, net	$329,500	$352,984

Other assets
Equity method investments	$25,247	$—
Cost method investments	23,400	—
Fair market value of currency swaps	11,380	—
Other	58,862	58,137

Total other assets	$118,889	$58,137

Certain inventories are valued at LIFO. If all inventories were valued at FIFO as of the end of 2001 and 2000, inventories would have been $305.6 million and $396.9 million, respectively.

Equity method investments
We have invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $20.4 million has been paid and $4.5 million is included in other current liabilities. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent. Our portion of the earnings of these joint ventures is included in cost of goods sold, however, was not material.

Cost method investments
As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of the preferred stock based on an independent valuation.

In 2001, we invested $5.0 million ($3.0 million in the second quarter and $2.0 million in the fourth quarter) to take a minority equity interest in a privately held developer and manufacturer of laser leveling and measuring devices.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

6.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2001	2000	1999

Interest payments	$69,411	$81,401	$46,359
Income tax payments	3,224	42,449	68,108

Supplemental disclosure of non-cash investing and financing activities
As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of the preferred stock based on an independent valuation.

7.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

In thousands	2001	2000	1999

Minimum pension liability adjustments, net of tax	$(3,058)	$(2,433)	$(985)
Foreign currency translation adjustments	(33,787)	(24,319)	(14,614)
Market value of derivative financial instruments	7,927	—	—

Accumulated other comprehensive loss	$(28,918)	$(26,752)	$(15,599)

8.	Debt

Credit facilities
We have committed revolving credit facilities totaling $705 million (the Facilities), consisting of a $315 million 364-day facility that expires on August 29, 2002, and $390 million of multi-currency facilities that expire on September 2, 2004. There were no amounts outstanding under the 364-day facility at December 31, 2001.

As of the end of 2001, we had $329.0 million outstanding under the Facilities. Interest rates and fees on the Facilities vary based on our debt ratings by credit rating agencies. Aggregate borrowings on the Facilities had a weighted-average interest rate of 5.52 percent in 2001 and 6.71 percent in 2000. In addition to the Facilities, we have $40.0 million of uncommitted credit facilities, under which we had no borrowings as of the end of 2001.

Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and certain other payments, and require us to maintain certain financial ratios and a minimum net worth. Under the most restrictive covenant, $101.4 million of retained earnings were restricted as of the end of 2001. We are in compliance with all covenants.

We have not accessed the commercial paper markets since the credit rating agencies lowered our commercial paper ratings during 2001.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Long-term debt and the average interest rate on debt outstanding as of December 31, is summarized as follows:

In thousands	Average interest rate December 31, 2001	Maturity (Year)	2001	2000

Commercial paper, maturing within 60 days			$—	$315,172
Revolving credit facilities	3.21%	2004	329,000	74,828
Private placement	6.78%	2002 - 2007	131,787	149,814
Senior notes	7.85%	2009	250,000	250,000
Other	Various	2002 - 2007	12,919	16,019

Long-term debt, including current portion			723,706	805,833
Less current maturities of long-term debt			(8,729)	(23,999)

Long-term debt			$714,977	$781,834

Long-term debt outstanding at December 31, 2001 matures as follows:

In thousands	2002	2003	2004	2005	2006	Thereafter	Total

Maturities	$8,729	$53,943	$372,763	$1,749	$35	$286,487	$723,706

9.	Derivative and Financial Instruments

Cash-flow hedges
We have entered into interest rate swap agreements with a major financial institution to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. As of the end of 2001, we had swap agreements outstanding with an aggregate notional amount of $74.5 million that expire in various amounts through June 2005. The swap agreements have a fixed interest rate of 6.31 percent.

We have entered into foreign currency swap agreements with a major financial institution to hedge firm foreign currency commitments. The currency swap agreements mature on October 1, 2003. The notional amounts were $100.0 million in both 2001 and 2000. The currency swaps have terms that match the hedged exposure, thus no ineffectiveness is recorded.

The interest rate and currency swaps are designated as and are effective cash-flow hedges. The fair values of the swaps are recorded on the balance sheet, with changes in fair values included in other comprehensive income (OCI). The ineffective portion of the hedge is not material to the financial statements. Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $0.5 million of net derivative losses will be reclassified into earnings in 2002. No hedging relationships were de-designated during 2001.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Fair value of financial instruments
The recorded amounts and estimated fair values of financial instruments, including derivative financial instruments were as follows:

	2001		2000
In thousands	Recorded amount	Fair value	Recorded amount	Fair value

Long-term debt, including current portion
Variable rate	$254,500	$254,500	$390,000	$390,000
Fixed rate	469,206	470,940	415,833	399,087

Total	$723,706	$725,440	$805,833	$789,087

Derivative financial instruments
Interest rate swap liability	$(3,453)	$(3,453)	$—	$(826)
Interest rate cap asset	—	—	—	59
Currency swap asset	11,380	11,380	—	7,506

Market value of derivative financial instruments	$7,927	$7,927	$—	$6,739

The following methods were used to estimate the fair values of each class of financial instrument:

•
short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms;

•	interest rate swap agreements — fair value is based on market or dealer quotes; and

•	currency swap — fair value is based on market or dealer quotes.

10.	Income Taxes

Income from continuing operations before income taxes consisted of the following:

In thousands	2001	2000	1999

United States	$103,446	$89,111	$146,420
International	(10,158)	38,020	11,724

Income from continuing operations before taxes	$93,288	$127,131	$158,144

The provision for income taxes from continuing operations consisted of the following:

In thousands	2001	2000	1999

Currently payable
Federal	$19,790	$18,869	$48,122
State	3,131	2,132	8,220
International	6,849	16,708	8,869

Total current taxes	29,770	37,709	65,211
Deferred
Federal	13,573	11,317	11
International	(7,571)	(3,763)	(5,166)

Total deferred taxes	6,002	7,554	(5,155)

Total provision for income taxes	$35,772	$45,263	$60,056

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2001	2000	1999

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	3.7	2.1	3.6
Tax effect of international operations	(7.6)	(5.6)	(2.8)
Non-deductible goodwill	9.4	7.0	3.3
ESOP dividend benefit	(0.9)	(0.6)	(0.6)
Non-deductible restructuring charge items	3.3	—	—
Tax credits	(3.4)	(2.4)	(0.7)
All other, net	(1.2)	0.1	0.2

Effective tax rate on continuing operations	38.3	35.6	38.0

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items that we received a tax deduction for, but not yet been recorded in the consolidated statements of income).

The tax effects of the major items recorded as deferred tax assets and liabilities are:

	2001 Deferred tax		2000 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$6,220	$—	$8,185	$—
Inventory reserves	10,220	—	10,194	—
Accelerated depreciation/amortization	—	23,200	—	23,166
Accrued product claims and warranties	29,668	—	31,791	—
Employee benefit accruals	46,153	—	39,113	—
Other, net	—	33,236	—	30,673

Total deferred taxes	$92,261	$56,436	$89,283	$53,839

Net deferred tax asset	$35,825		$35,444

The determination of annual income tax expense takes into consideration amounts, which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 1997, and we have paid all tax claims. In addition, Essef Corporation tax years 1995 through 1997 are currently under examination. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years, however, actual settlements may differ from amounts accrued.

11.	Benefit Plans

Pension	and post-retirement benefits
We have various non-contributory defined-benefit pension plans that cover nearly all U.S. employees and many employees outside the United States. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. Our pension funding policy is to deposit with independent trustees amounts as required by applicable law. In addition, we also provide certain post-retirement health care and life insurance benefits for nearly all retirees. Generally, the post-retirement health care and life insurance plans require contributions from retirees.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

The weighted-average assumptions used for these plans consisted of:

	Pension benefits			Post-retirement
Percentages	2001	2000	1999	2001	2000	1999

Discount rate	7.25	7.75	7.75	7.25	7.75	7.75
Expected return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00
Components of the net periodic benefit cost are as follows:
	Pension benefits			Post-retirement
In thousands	2001	2000	1999	2001	2000	1999

Service cost	$13,467	$12,405	$13,410	$494	$433	$552
Interest cost	23,802	22,406	20,237	2,596	2,695	2,256
Expected return on plan assets	(26,897)	(29,672)	(27,635)	—	—	—
Amortization of transition (asset) obligation	25	(110)	(151)	—	—	—
Amortization of prior year service cost (benefit)	867	893	1,085	(906)	(990)	(990)
Recognized net actuarial gain	(1,196)	(5,183)	(3,309)	(374)	(73)	(67)
Special termination benefits	482	2,191	—	—	—	—

Net periodic benefit cost	$10,550	$2,930	$3,637	$1,810	$2,065	$1,751

Continuing operations	$10,162	$3,042	$3,370	$1,606	$1,871	$1,568
Discontinued operations	388	(112)	267	204	194	183

Net periodic benefit cost	$10,550	$2,930	$3,637	$1,810	$2,065	$1,751

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2001	2000	2001	2000

Change in benefit obligation
Benefit obligation beginning of year	$325,209	$301,788	$34,899	$36,235
Service cost	13,467	12,405	494	433
Interest cost	23,802	22,406	2,596	2,695
Plan amendments	529	618	278	(245)
Actuarial (gain) loss	12,867	7,731	3,932	(2,527)
Special termination benefits	482	2,191	—	—
Disposition of Equipment segment	(26,638)	—	(4,083)	—
Translation gain	(1,112)	(1,545)	—	—
Benefits paid	(19,747)	(20,385)	(3,287)	(1,692)

Benefit obligation end of year	$328,859	$325,209	$34,829	$34,899

Change in plan assets
Fair value of plan assets beginning of year	$325,866	$360,184	$—	$—
Actual return on plan assets	(14,119)	(15,119)	—	—
Disposition of Equipment segment	(26,042)	—	—	—
Company contributions	2,721	1,542	3,287	1,692
Translation gain	(241)	(356)	—	—
Benefits paid	(19,747)	(20,385)	(3,287)	(1,692)

Fair value of plan assets end of year	$268,438	$325,866	$—	$—

Funded status
Plan assets in excess of/(less than) benefit obligation	$(60,421)	$657	$(34,829)	$(34,899)
Unrecognized cost:
Net transition obligation	148	77	—	—
Net actuarial (gains) loss	10,912	(43,403)	(5,411)	(9,180)
Prior service cost (benefit)	2,913	3,609	(3,343)	(4,835)

Net amount recognized	$(46,448)	$(39,060)	$(43,583)	$(48,914)

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

Plan assets consist primarily of listed stocks and bonds as well as cash and short-term investments. Our common stock accounted for approximately 11 percent and 7 percent of plan assets as of the end of 2001 and 2000, respectively. The majority of the underfunding relates to foreign pension plans and our supplemental executive retirement plan which are not commonly funded.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Post-retirement
In thousands	2001	2000	2001	2000

Prepaid benefit cost	$7,402	$9,109	$—	$—
Accrued benefit liability	(60,379)	(53,690)	(43,583)	(48,914)
Intangible asset	1,516	1,532	—	—
Accumulated other comprehensive income — pre-tax	5,013	3,989	—	—

Net amount recognized	$(46,448)	$(39,060)	$(43,583)	$(48,914)

Pension plans with obligations in excess of plan assets were as follows:

In thousands	2001	2000

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$10,791	$827
Accumulated benefit obligation	63,614	51,330
Pension plans with a benefit obligation in excess of plan assets:
Fair value of plan assets	$239,813	$827
Benefit obligation	303,797	55,362

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

In thousands	Increase	Decrease

Effect on total of service and interest cost	$63	$55
Effect on post-retirement benefit obligation	751	647

Health care cost trend rate was 9.62 percent in 2001 and assumed to gradually decline to 5.5 percent in 2022.

Savings plan
We have a 401(k) plan (the plan) with an employee stock ownership (ESOP) bonus component, which covers certain union and nearly all-nonunion U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. Matching contributions are made in cash to employees who meet certain eligibility and service requirements. Our matching contribution is based on our financial performance and ranges from 30 percent to 90 percent of eligible employee contributions, limited to 4 percent of compensation contributed by employees.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5 percent of annual eligible compensation.

Our combined contributions to the 401(k) and ESOP were $9.8 million, $11.9 million, and $9.2 million in 2001, 2000, and 1999, respectively.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

12. Shareholders’	Equity

Authorized shares
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock.

Common share purchase rights
We have a ten-year Share Rights Agreement dated July 31, 1995. Under this agreement, each outstanding share of our common stock has one common share purchase right attached to it and entitles the holder to purchase one share of our common stock, currently at a price of $80 per share, subject to adjustment. However, these rights are not exercisable unless certain change-in-control events transpire, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15 percent or more of our outstanding common stock.

The rights are redeemable by us for $0.01 per right until ten business days after certain defined change-in-control events transpire, or at any time prior to the expiration of the rights.

Share repurchases
In December 2001, the Board of Directors authorized the repurchase of up to 400,000 shares of our common stock in open market or negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. No shares have been purchased pursuant to this authority. In 2001 and 2000, respectively, we repurchased 50,000 and 13,700 shares of our common stock under similar plans.

13.	Stock Plans

Omnibus stock incentive plan
In April 2001, the Omnibus Stock Incentive Plan as Amended and Restated (the Plan) was approved. The Plan authorizes the issuance of additional shares of our common stock and extends through February 2006. The Plan allows for the granting of:

• nonqualified stock options;	• incentive compensation units (ICUs);
• incentive stock options;	• stock appreciation rights;
• restricted stock;	• performance shares; and
• rights to restricted stock;	• performance units.

The Plan is administered by our Compensation and Human Resources Committee (the Committee), which is made up of members of our Board of Directors. Employees eligible to receive awards under the Plan are managerial, administrative, or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants, and take certain other actions as permitted under the Plan. The Plan provides that no more than 20 percent of the total shares available for issuance under the Plan may be used to make awards other than stock options and limits the Committee’s authority to reprice awards or to cancel and reissue awards at lower prices.

Incentive stock options
Under the Plan we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the first anniversary of the grant date and expire ten years after the grant date.

Restricted stock, rights to restricted stock and ICUs
Under the Plan, eligible employees are awarded restricted shares or rights to restricted shares (awards) of our common stock and ICUs. Restrictions on awards and ICUs generally expire from three to five years

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of shareholders’ equity in our consolidated financial statements and is being amortized to expense over the restriction period. The value of ICUs is based on a matrix, which takes into account growth in operating income and return on invested capital. Annual expense for the value of restricted stock and ICUs was $5.8 million in 2001, $0.1 million in 2000 and $7.3 million in 1999.

Outside directors nonqualified stock option plan
Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the Directors Plan) with an exercise price equal to 100 percent of the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the first anniversary of the grant date and expire ten years after the grant date. The Directors Plan extends to January 2008.

Stock options
The following table summarizes stock option activity under all plans:

	2001		2000		1999
Options Outstanding	Shares	Exercise price (1)	Shares	Exercise price (1)	Shares	Exercise price (1)

Balance January 1	1,826,356	$35.07	1,522,518	$33.21	1,483,472	$28.41
Granted	840,025	23.36	693,321	34.88	431,972	39.55
Exercised	(302,661)	30.38	(301,664)	24.82	(384,486)	21.44
Canceled	(101,232)	28.35	(87,819)	36.44	(8,440)	34.33

Balance December 31	2,262,488	$31.65	1,826,356	$35.07	1,522,518	$33.21

Options exercisable — December 31	1,231,183	$34.60	788,999	$33.65	710,468	$28.67
Shares available for grant — December 31
Omnibus Plan	2,446,236		1,108,787		1,970,055
Directors Plan	373,198		372,798		384,498

Total	2,819,434		1,481,585		2,354,553

(1)	Weighted average

The following table summarizes information concerning stock options outstanding as of the end of 2001 under all plans:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Remaining life (1) (in years)	Exercise price (1)	Shares	Exercise price (1)

$ 21.00 – $ 25.00	823,250	8.3	$22.62	195,000	$22.56
25.01 – 30.00	9,535	8.7	28.93	3,186	28.94
30.01 – 35.00	432,461	4.5	34.37	397,670	34.51
35.01 – 40.00	950,372	6.4	37.69	590,741	37.99
40.01 – 45.00	21,599	5.7	41.48	19,365	41.63
45.01 – 50.00	25,271	6.3	45.14	25,221	45.14

	2,262,488	6.7	$31.65	1,231,183	$34.60

(1)	Weighted average

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

We apply APB No. 25 and related interpretations in accounting for employee stock options. Generally, no compensation expense is recognized related to stock options. The following table summarizes results as if we had recorded compensation expense for our stock option plans under SFAS No. 123.

In thousands, except per-share data	2001	2000	1999

Net income
As reported	$32,869	$55,887	$103,309
Pro forma	$28,969	$52,256	$100,519
Earnings per common share — basic
As reported	$0.67	$1.15	$2.36
Pro forma	$0.59	$1.08	$2.29
Earnings per common share — diluted
As reported	$0.67	$1.15	$2.33
Pro forma	$0.59	$1.07	$2.27

The weighted-average fair value of options granted in 2001, 2000 and 1999 was $7.17, $10.93, and $12.20 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

Percentages	2001	2000	1999

Risk-free rate	4.0	4.5	6.5
Dividend yield	1.9	2.0	1.7
Expected stock price volatility	42.0	40.0	34.0
Expected life after vesting period (years):
Omnibus Plan	2.05	2.07	1.91
Directors Plan	2.42	2.24	2.13

The expected life was determined separately for each plan due to varying exercise patterns. The fair value of options is amortized to expense over a three-year option-vesting period in determining the pro forma impact.

14.	Business Segments

We classify our continuing operations into the following business segments:

•
Tools – which manufactures and markets tool products positioned at the mid- to upper-end of the market and targets professionals and upscale hobbyists. Tools segment products include woodworking machinery, portable power tools, metal and stoneworking tools, compressors, generators, and pressure washers.

•
Water – which manufactures and markets essential products for the transport and treatment of water, wastewater and fluids. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations for thick fluid transfer applications, storage tanks, filtration systems, and pool and spa accessories.

•
Enclosures – which designs, manufactures, and markets customized and standard metal and composite enclosures that house and protect sensitive controls and components for markets that include data communications, networking, telecommunications, testing equipment, automotive, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, thermal management backplanes and power supplies.

•	Other – is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the operating income of the segment and use a variety of ratios to measure performance.

Financial information by reportable business segment is included in the following summary:

In thousands	2001	2000	1999	2001	2000	1999

	Net sales to external customers			Operating income (loss)
Tools	$1,038,606	$1,066,616	$875,643	$63,232	$23,751	$100,680
Water	887,518	903,672	582,927	109,792	120,732	73,362
Enclosures	689,820	777,725	657,500	1,857	96,268	46,346
Other	—	—	—	(17,120)	(38,721)	(18,662)

Consolidated	$2,615,944	$2,748,013	$2,116,070	$157,761	$202,030	$201,726

	Identifiable assets (1)			Depreciation
Tools	$794,908	$864,051	$936,096	$20,033	$17,406	$13,615
Water	930,759	990,730	953,736	19,472	19,157	15,453
Enclosures	481,311	552,853	546,426	23,008	20,701	26,846
Other (1)	165,220	236,391	270,258	161	2,633	167

Consolidated	$2,372,198	$2,644,025	$2,706,516	$62,674	$59,897	$56,081

	Amortization			Capital expenditures
Tools	$9,274	$9,285	$3,282	$14,290	$23,154	$23,019
Water	18,560	18,074	12,714	16,705	11,966	12,413
Enclosures	8,273	9,097	8,413	22,311	20,254	14,395
Other	5,568	2,675	1,578	362	12,667	3,844

Consolidated	$41,675	$39,131	$25,987	$53,668	$68,041	$53,671

(1)	Segment assets include all assets except cash and cash equivalents. These assets are included in Other, which also includes the net assets of discontinued operations.

Operating income
Tools segment operating income includes:

•	restructuring charge expense of $5.4 million in 2000 and $6.3 million in 1999; and

•	one-time working capital charges of $30 million in 2000 to establish additional accounts receivable ($22 million) and inventory valuation ($8 million) reserves.

Enclosures segment operating income includes:

•	restructuring charge expense (income) of $39.4 million in 2001, $(1.6) million in 2000 (due to a change in estimate of the 1999 restructuring liability), and $16.7 million in 1999.

Other segment operating income includes:

•	restructuring charge expense of $1.7 million in 2001 and $21.0 million in 2000.

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

The following table presents certain geographic information:

In thousands	2001	2000	1999	2001	2000	1999

	Net sales to external customers			Long-lived assets
United States	$2,240,276	$2,339,478	$1,754,961	$1,229,400	$1,308,169	$1,324,577
Germany	121,455	129,884	136,131	77,004	84,594	92,389
Canada	64,754	59,976	58,077	719	752	557
All other	189,459	218,675	166,901	110,583	100,571	114,316

Consolidated	$2,615,944	$2,748,013	$2,116,070	$1,417,706	$1,494,086	$1,531,839

Net sales are based on the location in which the sale originated. Long-lived assets include property, plant and equipment, and goodwill, net of related depreciation and amortization.

We sell our products through various distribution channels including home centers and retail chains. In 2001 and 2000, sales to The Home Depot, a major customer of our Tools segment, accounted for approximately  12.8 percent and 10.5 percent of total net sales, respectively. In addition, three customers accounted for about 58 percent of our Tools segment net sales in both 2001 and 2000, and two customers accounted for about 18 percent and 9 percent of our Water segment net sales in 2001 and 2000, respectively. If these customers were lost, it would have a material adverse effect on our business.

15.	Commitments and Contingencies

Operating lease commitments
Net rental expense under operating leases follows:

In thousands	2001	2000	1999

Gross rental expense	$32,343	$35,381	$25,018
Sublease rental income	(239)	—	—

Net rental expense	$32,104	$35,381	$25,018

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment is as follows:

In thousands	2002	2003	2004	2005	2006	Thereafter	Total

Minimum lease payments	$25,920	$18,864	$13,492	$8,377	$6,366	$8,068	$81,087
Minimum sublease rentals	(632)	(703)	(703)	(822)	(722)	(2,106)	(5,688)

Net future minimum lease commitments	$25,288	$18,161	$12,789	$7,555	$5,644	$5,962	$75,399

Environmental
We have been named as defendants, targets or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial condition or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Lake Superior Paper Industries supercalendared paper business and the Cross Pointe Paper Corporation uncoated paper business in 1995 and the disposition of

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of both the paper business and the ammunition business. We have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites including sites in Jackson, Tennessee, and Los Angeles, California. We acquired the site in Jackson from Rockwell International Corporation, with whom we have agreed on division of responsibility for remediation and other future costs relating to the site. The site in Los Angeles was acquired in the purchase of the pressure vessel and pool and spa equipment businesses of Essef Corporation and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs. We do not believe that projected response costs will result in a material liability.

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

Pentair, Inc. and subsidiaries
Notes to consolidated financial statements — (continued)

16.	Selected Quarterly Financial Data (Unaudited)

	2001
In thousands, except per-share data	First	Second	Third	Fourth (1)	Year (1) (4)

Net sales	$671,383	$702,076	$646,559	$595,926	$2,615,944
Gross profit	163,987	170,782	159,526	153,704	647,999
Operating income (loss)	52,856	60,349	51,184	(6,628)	157,761
Income (loss) from continuing operations	20,563	28,556	24,671	(16,274)	57,516
Loss on disposal of discontinued operations, net of tax	—	—	—	(24,647)	(24,647)
Net income (loss)	20,563	28,556	24,671	(40,921)	32,869

Earnings per common share (4)
Basic
Continuing operations	$0.42	$0.58	$0.50	$(0.33)	$1.17
Discontinued operations	—	—	—	(0.50)	(0.50)

Basic earnings per common share	$0.42	$0.58	$0.50	$(0.83)	$0.67

Diluted
Continuing operations	$0.42	$0.58	$0.50	$(0.33)	$1.17
Discontinued operations	—	—	—	(0.50)	(0.50)

Diluted earnings per common share	$0.42	$0.58	$0.50	$(0.83)	$0.67

	2000
In thousands, except per-share data	First (2)	Second (3)	Third	Fourth (2) (3)	Year (2) (3) (4)

Net sales	$647,691	$733,761	$691,784	$674,777	$2,748,013
Gross profit	179,902	192,147	172,859	151,590	696,498
Operating income (loss)	72,752	79,437	61,350	(11,509)	202,030
Income (loss) from continuing operations	33,641	38,673	28,021	(18,467)	81,868
Income (loss) from discontinued operations, net of tax	(975)	(1,440)	(14,382)	(7,962)	(24,759)
Cumulative effect of accounting change, net of tax	(1,222)	—	—	—	(1,222)
Net income (loss)	31,444	37,233	13,639	(26,429)	55,887

Earnings per common share
Basic
Continuing operations	$0.69	$0.80	$0.58	$(0.38)	$1.68
Discontinued operations	(0.02)	(0.03)	(0.30)	(0.16)	(0.51)
Cumulative effect of accounting change	(0.02)	—	—	—	(0.02)

Basic earnings per common share	$0.65	$0.77	$0.28	$(0.54)	$1.15

Diluted
Continuing operations	$0.69	$0.79	$0.58	$(0.38)	$1.68
Discontinued operations	(0.02)	(0.03)	(0.30)	(0.16)	(0.51)
Cumulative effect of accounting change	(0.02)	—	—	—	(0.02)

Diluted earnings per common share	$0.65	$0.76	$0.28	$(0.54)	$1.15

(1)	Fourth quarter 2001 net income reflects pre-tax restructuring charge of $41.1 million, or $0.60 per share.
(2)
First quarter 2000 net income reflects pre-tax restructuring charge (income) of $(2.5) million, or $(0.03) per share, and fourth quarter net income reflects pre-tax restructuring charge expense of $27.3, or $0.36 per share.

(3)	Second quarter 2000 net income reflects a one-time pre-tax cost to establish an additional $5.0 million in accounts receivable reserves.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

Information required under this item with respect to Directors is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required under this item is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the captions “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in our Notice of Annual Meeting of Shareholders and Proxy Statement under the caption “Security Ownership of Management and Beneficial Ownership” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)			List of documents filed as part of this report:

	(1)		Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

	(2)		Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)		Exhibits

3.1
Second Restated Articles of Incorporation as amended through June 14, 1999 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Amendment 1 to Registration Statement on Form S-3 dated July 16, 1999).

3.2
Third Amended and Restated By-Laws as amended effective October 26, 2001 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

4.1
Rights Agreement as of July 21, 1995 between Norwest Bank N.A. and Pentair, Inc. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2
Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.1
Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.2
Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

		10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.4
Form of Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, dated February 14, 2001 as approved by shareholders on April 25, 2001. (Incorporated by reference to Exhibit 10.30 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).

10.5
Fourth Amended and Restated Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.6
Amendment effective August 23, 2000 to Pentair’s Fourth Amended and Restated Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.7	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Filed herewith).

10.8	Pentair, Inc. Deferred Compensation Plan effective January 1, 1993 (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1992).

10.9
Amendment effective August 23, 2000 to Pentair’s Deferred Compensation Plan effective January 1, 1993 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.10
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.11
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.12
Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.13	Executive Officer Performance Plan (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.14
Amendment effective August 23, 2000 to Pentair’s Executive Officer Performance Plan (Incorporated by reference to Exhibit 10.9 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.15	Proposed form of Pentair, Inc. Executive Officer Performance Plan as amended and restated, dated February 27, 2002 (Submitted for shareholder approval on May 1, 2002) (Filed herewith).

10.16	Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Filed herewith).

10.17
Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1991).

10.18	Pentair’s Flexible Perquisite Program as amended to January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).

10.19
Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.20
Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, Deb S. Knutson, Frank J. Feraco and others (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.21
Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K filed September 3, 1999).

10.22
First Amendment, dated as of February 16, 2001, to the Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.25 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23
Second Amendment, dated as of April 30, 2001, to the Long-Term Credit Agreement dated as of September 2, 1999, between Pentair and various financial institutions and Bank of America, N.A., as Administrative Agent (Filed herewith).

10.24
InterCreditor Agreement, dated as of May 1, 2001, between Bank of America, N.A., as a bank and in its capacity as agent for the financial institutions which are parties to the Bank Credit Agreements (Filed herewith).

10.25
Amended and Restated 364-Day Credit Agreement dated as of August 30, 2001, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

10.26
Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

	10.27	Retirement Agreement and Release dated March 8, 2002, between Pentair, Inc. and Roy T. Rueb (Filed herewith).

	10.28	Separation Agreement and Release dated December 4, 2001, between Pentair, Inc. and George Danko (Filed herewith).

	21	List of Pentair subsidiaries.

	23	Consent of Independent Auditors — Deloitte & Touche LLP

	24	Power of Attorney (See signature page)

(b)		Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 19, 2002 in the capacities indicated.

Signature	Title	Signature	Title

/s/ Randall J. Hogan Randall J. Hogan	President and Chief Executive Officer; Director	/s/ WilliamH. Hernandez William H. Hernandez	Director

/s/ Winslow H. Buxton Winslow H. Buxton	Chairman of the Board	/s/ Stuart Maitland Stuart Maitland	Director

/s/ William J. Cadogan William J. Cadogan	Director	/s/ Augusto Meozzi Augusto Meozzi	Director

/s/ Barbara B. Grogan Barbara B. Grogan	Director	/s/ William T. Monahan William T. Monahan	Director

/s/ Charles A. Haggerty Charles A. Haggerty	Director	/s/ Karen E. Welke Karen E. Welke	Director

Schedule II – Valuation and Qualifying Accounts
Pentair, Inc. and subsidiaries

In thousands	Balance beginning of period	Additions charged to costs and expenses	Deductions — describe		Other changes add (deduct) describe		Balance end of period

Allowances for doubtful accounts
Year ended December 31, 2001	$18,636	$1,884	$6,601	(1)	$223	(2)	$14,142
Year ended December 31, 2000	$14,242	$28,055	$23,661	(1)	$—	(2)	$18,636
Year ended December 31, 1999	$9,373	$3,008	$2,397	(1)	$4,258	(2)	$14,242

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Result of acquisitions