Form 10-Q
period 2002-03-30
PENTAIR INC
filed 2002-05-09
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

On April 26, 2002, 49,231,674 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	March 30	March 31
In thousands, except per-share data	2002	2001
Net sales	$613,435	$671,383
Cost of goods sold	466,052	507,396

Gross profit	147,383	163,987
Selling, general and administrative	93,292	103,392
Research and development	8,364	7,739

Operating income	45,727	52,856
Net interest expense	13,730	17,716
Other expense, write-off of investment	—	2,500

Income before income taxes	31,997	32,640
Provision for income taxes	10,559	12,077

Net income	$21,438	$20,563

Earnings per common share
Basic	$0.44	$0.42
Diluted	$0.43	$0.42

Weighted average common shares outstanding
Basic	49,173	49,006
Diluted	49,584	49,127

Cash dividends declared per common share	$0.18	$0.17

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
In thousands, except share and per-share data	March 30 2002 (Unaudited)	December 31 2001	March 31 2001 (Unaudited)
Assets
Current assets
Cash and cash equivalents	$20,946	$39,844	$33,003
Accounts and notes receivable, net	447,483	398,579	508,344
Inventories	295,391	300,923	383,194
Deferred income taxes	67,871	69,953	73,252
Prepaid expenses and other current assets	19,340	20,979	21,295
Net assets of discontinued operations	3,613	5,325	106,633

Total current assets	854,644	835,603	1,125,721

Property, plant and equipment, net	318,758	329,500	346,820

Other assets
Goodwill, net	1,085,463	1,088,206	1,132,070
Other assets	116,833	118,889	66,373

Total assets	$2,375,698	$2,372,198	$2,670,984

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$170,111
Current maturities of long-term debt	5,972	8,729	24,569
Accounts and notes payable	197,407	179,149	224,293
Employee compensation and benefits	59,930	74,888	66,330
Accrued product claims and warranties	37,825	37,590	41,483
Income taxes	15,501	6,252	11,888
Other current liabilities	127,511	121,825	124,281

Total current liabilities	444,146	428,433	662,955

Long-term debt	689,136	714,977	782,173
Pension and other retirement compensation	75,858	74,263	61,141
Post-retirement medical and other benefits	43,367	43,583	34,103
Deferred income taxes	34,040	34,128	36,702
Other noncurrent liabilities	61,664	61,812	70,475

Total liabilities	1,348,211	1,357,196	1,647,549

Shareholders’ equity
Common shares par value $0.16 2/3; 49,211,099, 49,110,859,
and 49,020,742 shares issued and outstanding, respectively	8,201	8,193	8,170
Additional paid-in capital	481,690	478,541	475,520
Retained earnings	579,213	566,626	580,318
Unearned restricted stock compensation	(10,244)	(9,440)	(13,310)
Accumulated other comprehensive loss	(31,373)	(28,918)	(27,263)

Total shareholders’ equity	1,027,487	1,015,002	1,023,435

Total liabilities and shareholders’ equity	$2,375,698	$2,372,198	$2,670,984

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In thousands	March 30 2002	March 31 2001
Operating activities
Net income	$21,438	$20,563
Depreciation	15,035	16,854
Amortization of intangibles and unearned compensation	864	9,884
Deferred income taxes	2,089	(880)
Other expense, write-off of investment	—	2,500
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(48,583)	(45,438)
Inventories	3,255	6,615
Prepaid expenses and other current assets	1,146	(3,969)
Accounts payable	21,318	(22,866)
Employee compensation and benefits	(13,768)	(16,832)
Accrued product claims and warranties	287	(552)
Income taxes	9,295	6,791
Other current liabilities	8,051	(3,425)
Pension and post-retirement benefits	2,506	2,930
Other assets and liabilities	(2,879)	(2,378)

Net cash provided by (used for) continuing operations	20,054	(30,203)
Net cash provided by (used for) discontinued operations	1,712	(9,894)

Net cash provided by (used for) operating activities	21,766	(40,097)

Investing activities
Capital expenditures	(6,980)	(12,859)
Proceeds from sale of businesses	1,138	—
Acquisitions, net of cash acquired	—	(6,937)
Equity investments	(2,081)	—
Other	(165)	—

Net cash used for investing activities	(8,088)	(19,796)

Financing activities
Net short-term borrowings	—	62,016
Proceeds from long-term debt	45	2,413
Repayment of long-term debt	(27,736)	(1,189)
Proceeds from exercise of stock options	1,490	251
Dividends paid	(8,851)	(8,331)

Net cash provided by (used for) financing activities	(35,052)	55,160

Effect of exchange rate changes on cash	2,476	2,792

Change in cash and cash equivalents	(18,898)	(1,941)
Cash and cash equivalents, beginning of period	39,844	34,944

Cash and cash equivalents, end of period	$20,946	$33,003

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.	Basis of Presentation and Responsibility for Interim Financial Statements

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. We made certain reclassifications to the 2001 condensed consolidated financial statements to conform to the 2002 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2001 Annual Report on Form 10-K.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.	New Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, will no longer record goodwill amortization (2001 goodwill amortization was $36.1 million, or $32.0 million after tax or $0.65 per diluted share). We are currently in the process of completing the first step of the initial goodwill impairment test required by SFAS 142 and will complete this assessment in the second quarter of 2002.

The following table provides the comparable effects of the adoption of SFAS No. 142 for the quarters ended March 30, 2002 and March 31, 2001.

	Three months ended
In thousands, except per-share data	March 30 2002	March 31 2001
Reported net income	$21,438	$20,563
Add back goodwill amortization, net of tax	—	8,000

Adjusted net income	$21,438	$28,563

Reported earnings per share—basic	$0.44	$0.42
Goodwill amortization	—	0.16

Adjusted net earnings per share—basic	$0.44	$0.58

Reported earnings per share—diluted	$0.43	$0.42
Goodwill amortization	—	0.16

Adjusted net earnings per share—diluted	$0.43	$0.58

The changes in the carrying amount of goodwill for the quarter ended March 30, 2002 by operating segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated
Balance December 31, 2001	$344,707	$576,757	$166,742	$1,088,206
Foreign currency translation	(79)	(1,262)	(1,402)	(2,743)

Balance March 30, 2002	$344,628	$575,495	$165,340	$1,085,463

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

In September 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on our historical consolidated results of operations, financial position and cash flows.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended
In thousands, except per-share data	March 30 2002	March 31 2001
Net income	$21,438	$20,563

Weighted average common shares outstanding—basic	49,173	49,006
Dilutive impact of stock options and restricted stock	411	121

Weighted average common shares outstanding—diluted	49,584	49,127

Earnings per common share—basic	$0.44	$0.42
Earnings per common share—diluted	$0.43	$0.42

There were 1.1 million and 1.7 million stock options excluded from the computation of diluted earnings per share in the first quarter of 2002 and 2001, respectively, due to their anti-dilutive effect.

4.	Inventories

Inventories were comprised of:

In thousands	March 30 2002 (Unaudited)	December 31 2001	March 31 2001 (Unaudited)
Raw materials and supplies	$91,847	$94,404	$114,545
Work-in-process	36,973	38,760	47,485
Finished goods	166,571	167,759	221,164

Total inventories	$295,391	$300,923	$383,194

5.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended
In thousands	March 30 2002	March 31 2001
Net income	$21,438	$20,563
Changes in cumulative translation adjustment	(4,318)	(7,519)
Changes in market value of derivative financial instruments classified as cash flow hedges	1,863	717
Unrealized loss from marketable securities classified as available for sale	—	(449)
Cumulative effect of accounting change—SFAS 133	—	6,739

Comprehensive income (loss)	$18,983	$20,051

6.	Restructuring Charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million. Cash outlays associated with the charge were $2.0 million in the first quarter of 2002.

The components of the restructuring charge and utilization are as follows:

		Utilization
In thousands	2001 restructuring charge (fourth quarter)	Year 2001	Three months 2002	Balance March 30 2002
Employee termination benefits	$16,696	$(2,464)	$(1,522)	$12,710
Non-cash asset disposals	11,050	(11,050)	—	—
Impaired goodwill	7,362	(7,362)		—
Exit costs	7,649	(769)	(501)	6,379

Total	42,757	(21,645)	(2,023)	19,089

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Included in other current liabilities on the March 30, 2002 condensed consolidated balance sheet is the unused portion of the restructuring charge liability of $19.1 million. We expect to complete the remaining restructuring activities in second half of 2002.

Workforce reductions related to the 2001 restructuring charge is for approximately 720 employees, of whom 586 were terminated as of the end of the first quarter of 2002. Employee termination benefits consist primarily of severance and outplacement counseling fees. Exit costs relate to the shutdown of six Enclosures segment facilities, of which two are owned and currently held for resale and four are leased.

7.	Equity Method Investments

We have invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $22.5 million has been paid ($2.1 million was paid in the first quarter of 2002) and $2.4 million is included in other current liabilities. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent. Our portion of the earnings of these joint ventures is included in costof goods sold, however, it was not material.

8.	Business Segments

Financial information by reportable business segment is included in the following summary:

	Three months ended
In thousands	March 30 2002	March 31 2001
Net sales to external customers
Tools	$261,069	$240,392
Water	212,806	220,852
Enclosures	139,560	210,139

Consolidated	$613,435	$671,383

Operating income (loss) as reported
Tools	$16,686	$7,863
Water	29,747	28,193
Enclosures	4,608	21,237
Other	(5,314)	(4,437)

Consolidated	$45,727	$52,856

Goodwill amortization
Tools	$—	$2,319
Water	—	4,549
Enclosures	—	2,146

Total goodwill amortization	—	9,014
Amortization of unearned compensation	864	870

Total amortization	$864	$9,884

Operating income (loss) excluding goodwill amortization
Tools	$16,686	$10,182
Water	29,747	32,742
Enclosures	4,608	23,383
Other	(5,314)	(4,437)

Consolidated	$45,727	$61,870

Other operating income (loss) is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
Our disclosure and analysis in this report may contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all-potential risks and uncertainties.

Any change in the following factors may impact the achievement of results:

•	changes in industry conditions, such as:
•	the strength of product demand;
•	the intensity of competition;
•	pricing pressures;
•	market acceptance of new product introductions;
•	the introduction of new products by competitors;
•	our ability to source components from third parties without interruption and at reasonable prices; and
•	the financial condition of our customers.
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	governmental and regulatory policies;
•	general economic conditions, such as the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies;
•	inventory risks due to shifts in market demand; and
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business.

CRITICAL ACCOUNTING POLICIES
Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in our 2001 Annual Report on Form 10-K. The accounting policies used in preparing our interim 2002 condensed consolidated financial statements are the same as those described in our annual report, except as described in Note 2 of this report “New Accounting Standards.”

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. Our critical accounting policies include those related to:

•	the collectibility of accounts receivable;
•	the valuation of inventories and reserves to adjust inventory to the lower of cost or market;
•	estimating sales returns and warranty costs;
•	self-insurance reserves for product liability, workers’ compensation, and employee medical liabilities;
•	assumptions used in the valuation of environmental remediation costs and pending litigation;
•	the resolution of matters related to open tax years;
•	the evaluation of long-lived assets, including goodwill, for impairment; and
•	accounting for pensions and other post-retirement benefits, because of the importance of management judgment in making the estimates necessary to apply these policies.

RESULTS OF OPERATIONS

Net sales
The components of the net sales decrease was as follows:

% change from 2001
Percentages	First quarter
Volume	(8.3)
Price	0.2
Currency	(0.5)

Total	(8.6)

Net sales in the first quarter of 2002 totaled $613.4 million, compared with $671.4 million in the first quarter of 2001. The $58.0 million or 8.6 percent decline was primarily due to volume declines in our Enclosures and Water segments, partially offset by a volume increase in our Tools segment. The stronger U.S. dollar also reduced the dollar value of foreign sales by about 0.5 percent.

Sales by segment and the change from the prior year period was as follows:

In thousands	Three months ended
	March 30 2002	March 31 2001	$ change	% change
Tools	$261,069	$240,392	$20,677	8.6%
Water	212,806	220,852	(8,046)	(3.6%)
Enclosures	139,560	210,139	(70,579)	(33.6%)

Total	$613,435	$671,383	$(57,948)	(8.6%)

Tools
The 8.6 percent increase in Tools segment sales in the first quarter of 2002 from 2001 was primarily driven by:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers and incremental sales of generators due to a January 2002 ice storm in the Midwest.

Water
The 3.6 percent decline in Water segment sales in the first quarter of 2002 from 2001 was primarily due to:

•	lower sales of pool and spa equipment products due to timing of orders;
•	lower sales of pressure vessels for large water treatment systems; and
•	unfavorable impacts of foreign currency translation.

These declines were partially offset by:

•	higher sales volume for our municipal and residential pumps; and
•	slight increases in average selling prices.

While we experienced lower Water segment sales volume in the first quarter of 2002 compared with 2001, backlog was up about 6 percent from prior year levels going into the second quarter, primarily driven by strong orders in our pool and spa equipment business.

Enclosures
The 33.6 percent decline in Enclosures segment sales in the first quarter of 2002 from 2001 was primarily due to:

•
lower sales volume due to significant industry-wide sales declines, reflecting severely reduced capital spending in the industrial market and over-capacity and lack of demand in the datacom and telecom markets; and

•     unfavorable impacts of foreign currency translation.

Although we experienced significantly lower Enclosures sales volume from first quarter 2001 levels, sales in the North American industrial market increased about 5 percent from the fourth quarter of 2001. In addition, we have also experienced an increase in automotive quote activity over the fourth quarter of 2001 and there may be early signs of recovery in the North American base electronics market as well. The worldwide datacom and telecom markets, however, continue to suffer from over-capacity and a lack of demand.

We are pursuing several strategies aimed at improving our Enclosures segment performance by continuing to expand our distribution network, principally in the commercial market. In the first quarter of 2002, we added 99 new distributors and we expect to add another 300 distribution locations in the near future.

Supplemental Financial Information
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. The following supplemental condensed consolidated statements of income are presented as if we had accounted for goodwill under SFAS 142 for all prior periods (i.e., no longer amortizing goodwill). The following table shows selected as reported and as adjusted numbers had we been accounting for goodwill under SFAS 142 for the quarter ended March 31, 2001.

	Three months ended March 31, 2001
In thousands, except per-share data	As reported	Goodwill amortization	As adjusted
SG&A	$103,392	$(9,014)	$94,378
Operating income	52,856	9,014	61,870
Provision for income taxes	12,077	1,014	13,091
Net income	20,563	8,000	28,563
Earnings per share—diluted	$0.42	$0.16	$0.58

Supplemental Condensed Consolidated Statements of Income	Three months ended
In thousands	March 30 2002	March 31 2001 As adjusted (1)	Percentage point change
Net sales	$613,435	$671,383
Cost of goods sold	466,052	507,396
Gross profit	147,383	163,987
% of net sales	24.0%	24.4%	(0.4) pts
Selling, general and administrative (SG&A) (1)	93,292	94,378
% of net sales	15.2%	14.1%	1.1 pts
Research and development (R&D)	8,364	7,739
% of net sales	1.4%	1.2%	0.2 pts

Operating income	45,727	61,870
% of net sales	7.5%	9.2%	(1.7) pts
Net interest expense	13,730	17,716
% of net sales	2.2%	2.6%	(0.4) pts
Other expense, write-off of investment	—	2,500
% of net sales	n/a	0.4%

Income before income taxes	31,997	41,654
% of net sales	5.2%	6.2%	(1.0) pts
Provision for income taxes (1)	10,559	13,091
Effective tax rate	33.0%	31.4%	1.6 pts

Net income	$21,438	$28,563

% of net sales	3.5%	4.3%	(0.8	) pts

Percentages may reflect rounding adjustments.
n/a—not applicable.
(1)	First quarter 2001 numbers have been adjusted to exclude goodwill amortization as noted above.

Gross profit
Gross profit margin was 24.0 percent of net sales in the first quarter of 2002, compared with 24.4 percent of net sales for the same period last year.

The 0.4 percentage point decline in the first quarter of 2002 from 2001 was primarily the result of:

•     lower sales volume, primarily in our Enclosures segment resulting in unabsorbed overhead, partially offset by savings resulting from our supply chain management and lean enterprise initiatives.

SG&A and R&D
SG&A expense in the first quarter of 2002 was $93.3 million, compared with $94.4 million (excluding goodwill amortization of $9.0 million) in the first quarter of 2001, or 15.2 and 14.1 percent of sales, respectively. The 1.1 percentage point increase is largely the result of Enclosures segment sales declining at a much faster rate than the decline in SG&A spending, and higher spending on selling expense in our Tools segment, primarily for advertising.

R&D expense was $8.4 million in the first quarter of 2002, compared with $7.7 million in the first quarter of 2001, or 1.4 and 1.2 percent of sales, respectively. The year-over-year increase is primarily the result of additional investments related to new product development initiatives in our Tools segment.

Operating income
Tools
The following table provides a comparison of Tools segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
In thousands	March 30 2002		March 31 2001
Tools
Operating income as reported	$16,686		$7,863
Add back goodwill amortization	—		2,319

Adjusted operating income	$16,686		$10,182

% of net sales	6.4%		4.2%
Percentage point change	2.2	pts

The 2.2 percentage point increase in first quarter 2002 operating income margin excluding 2001 goodwill amortization for our Tools segment was primarily the result of:

•	cost savings as a result of our supply management and lean enterprise initiatives; and
•	higher sales volume, particularly for pressure washers.

These increases were partially offset by:

•	higher selling expense, primarily for advertising; and
•	higher R&D expense related to new product development initiatives.

Water
The following table provides a comparison of Water segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
In thousands	March 31 2001		March 31 2001
Water
Operating income as reported	$29,747		$28,193
Add back goodwill amortization	—		4,549

Adjusted operating income	$29,747		$32,742

% of net sales	14.0%		14.8%
Percentage point change	(0.8	) pts

The 0.8 percentage point decline in first quarter 2002 operating income margin excluding 2001 goodwill amortization for our Water segment was primarily the result of:

•	lower sales of pool and spa equipment products due to timing of orders;
•	temporary declines in productivity at our pool business associated with production line rationalization between our factories in California and North Carolina; and
•	lower sales of pressure vessels for large water treatment systems.

These decreases were partially offset by:

•	cost improvements as a result of our lean enterprise initiatives; and
•	slight increases in average selling prices.

Enclosures
The following table provides a comparison of Enclosures segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
In thousands	March 30 2002		March 31 2001
Enclosures
Operating income as reported	$4,608		$21,237
Add back goodwill amortization	—		2,146

Adjusted operating income	$4,608		$23,383

% of net sales	3.3%		11.1%
Percentage point change	(7.8	) pts

The 7.8 percentage point decline in first quarter 2002 operating income margin excluding 2001 goodwill amortization for our Enclosures segment was primarily the result of:

•	lower sales volume due to significant industry-wide sales declines, resulting in unabsorbed overhead despite reductions in overall cost structure; and
•	higher SG&A expense as a percent of sales, as the decline in sales was at a much faster rate than the reduction in costs.

These decreases were partially offset by:

•	savings realized as a part of our restructuring program, net of one-time nonrecurring costs; and
•	material cost savings and other cost reductions as a result of our lean enterprise initiatives.

Net interest expense
Net interest expense was $13.7 million and $17.7 million in the first quarter of 2002 and 2001, respectively. Included in the $13.7 million, is a write-off of $1.8 million of financing costs related to excess capacity on certain credit facilities that we do not expect to utilize. Excluding the $1.8 million write-off, net interest expense declined $5.8 million reflecting lower average borrowings driven by our strong cash flow performance and lower interest rates on our variable debt. Net interest expense in the fourth quarter of 2001 was $13.1 million.

Provision for income taxes
Our effective tax rate was 33.0 percent in the first quarter of 2002, compared with 31.4 percent, as if we had accounted for goodwill under SFAS 142 (37.0 percent as reported), for the comparable period in 2001. The 1.6 percentage point increase reflects a change in U.S. versus foreign earnings mix in 2002 compared to 2001. We expect our effective tax rate to be around 33.0 percent for 2002.

Other expense
In the first quarter of 2001, we incurred a non-cash charge of $2.5 million for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

LIQUIDITY AND CAPITAL RESOURCES
To fund capital expenditures, acquisitions, repurchase shares, and pay dividends, committed revolving credit facilities are used to complement operating cash flows. Because of the seasonality of some of our businesses, particularly the pool and spa equipment business and the tools business, we generally experience negative cash flows from operations in the first half of any given year. However, due to our emphasis on working capital management, we generated $21.8 million of cash from operating activities in the first quarter of 2002, which (net of $7.0 million of capital expenditures) resulted in a positive free cash flow of $14.8 million.

The following table presents selected measures of our liquidity calculated from our monthly operating results based on a 13-month moving average:

Days	March 30 2002	March 31 2001
Days of sales in accounts receivable	64	69
Days inventory on hand	72	80
Days in accounts payable	58	60
Cash conversion cycle	78	89

Operating activities
Operating activities provided $21.8 million in the first quarter of 2002, compared with a use of $40.1 million for the same period in 2001 for a year-over-year improvement of $61.9 million. The increase was primarily the result of higher accounts payable balances at the end of the first quarter of 2002 compared with the end of 2001, driven by increased material purchases, higher inventory turnover, and improved sell through of products in our Tools segment. In addition, the disposition of our Equipment segment businesses at the end of 2001 provided a year-over-year improvement of $11.6 million.

Investing activities
Capital expenditures in the first quarter of 2002 and 2001 were $7.0 million and $12.9 million, respectively. We anticipate capital expenditures in 2002 to be approximately $50 million. Anticipated expenditures in 2002 are expected to be in the areas of tooling for new product development and general maintenance capital.

Financing activities
As of the end of the first quarter of 2002, our capital structure was comprised of $695.1 million in long-term debt (including current maturities), and $1,027.5 million in shareholders’ equity. The ratio of debt-to-total capital as of the end of the first quarter of 2002 was 40.4 percent, compared with 41.6 percent as of the end of 2001 and 48.8 percent as of the end of the first quarter of 2001. The 1.2 percentage point decline from the end of 2001 reflects a decrease in our total debt and an increase in our equity resulting from our strong cash flow performance. Our targeted debt-to-total capital ratio is around 40 percent. As of March 30, 2002, we had $705.0 million in committed revolving credit facilities with various banks, of which $403.4 million was unused.

In March 2002, we entered into an interest rate swap agreement for senior notes having a notional principal amount of $100 million and maturing in 2009. Under the terms of the interest rate swap agreement, we will pay interest semi-annually at the six month LIBOR rate plus 2.49 percent and we will receive interest semi-annually at the annual rate of 7.85 percent. This swap agreement has been accounted for as a fair value hedge in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. Since this swap qualifies as an “effective” hedge under SFAS 133, there is no impact on net income or shareholders’ equity.

Dividends paid in the first quarter of 2002 were $8.9 million or $0.18 per common share, compared with $8.3 million or $0.17 per common share for the same period in 2001.

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the condensed consolidated statements of cash flows, we also measure our free cash flow. We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations. We had positive free cash flow of $14.8 million in the first quarter of 2002, compared with a negative $53.0 million for the same period in 2001. Our free cash flow goal for 2002 is $200 million, compared with $178.7 million realized in 2001. We intend to achieve this goal through higher earnings and further reductions in working capital. Our management incentive plans include a component that emphasizes free cash flow.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position, will provide adequate short-term and long-term liquidity.

NEW ACCOUNTING STANDARDS — SEE NOTE 2 OF ITEM 1

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended March 30, 2002. For additional information, refer to Item 7A on page 24 of our 2001 Annual Report on Form 10-K.

PART II    OTHER INFORMATION

ITEM 1.     Legal Proceedings

Environmental, Product Liability Claims, and Horizon Litigation
There have been no further material developments regarding the above from that contained in our 2001 Annual Report on Form 10-K.

Other
We are occasionally a party to litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. We believe the effect on our consolidated results

ITEM 4.      Submission of Matters to a Vote of Security Holders

At Pentair’s Annual Meeting of Shareholders held on May 1, 2002, the shareholders voted on the following items:

Proposal 1. — Election of Directors

Nominees	Votes For	Votes Withheld
Barbara B. Grogan	42,320,765	1,313,964
Stuart Maitland	42,019,456	1,615,273
Augusto Meozzi	41,976,660	1,658,069
William H. Hernandez	41,748,445	1,886,284

Proposal 2. — Approval of amendments to the Articles of Incorporation and By-Laws to fix the number of the directors at ten.

Votes For	Votes Against	Votes Abstain
43,087,817	392,347	154,565

Proposal 3. — Approval of the Omnibus Stock Incentive Plan for Section 162(m) purposes.

Votes For	Votes Against	Votes Abstain
40,463,447	2,898,214	273,068

Proposal 4. — Approval of an amendment to the Executive Officer Performance Plan.

Votes For	Votes Against	Votes Abstain
39,850,853	3,472,260	311,616

Proposal 5. — Proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of Pentair for 2002.

Votes For	Votes Against	Votes Abstain
41,470,882	2,010,788	153,059

ITEM 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Second Restated Articles of Incorporation of Pentair, Inc. as amended through May 1, 2002 (Filed herewith).

3.2	Third Amended and Superseding By-Laws of Pentair, Inc. adopted on August 23, 2000 as amended May 1, 2002 (Filed herewith).

10.15
Pentair, Inc. Executive Officer Performance Plan as amended and restated, dated February 27, 2002 and approved by shareholders on May 1, 2002 (Incorporated by reference to Exhibit 10.15 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2002.

PENTAIR, INC.
Registrant

By:	/s/ DAVID D. HARRISON
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)