Form 10-Q/A
period 2002-03-30
PENTAIR INC
filed 2002-07-23
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Statement

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 30, 2002, to give effect to the adoption of Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new guidance was effective for Pentair beginning January 1, 2002. Subsequent to the issuance of our financial statements for the quarter ended March 30, 2002, we determined that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales to comply with this new standard. The adoption of EITF 01-9 resulted in a reduction of previously reported first quarter 2002 and first quarter 2001 net sales (and an offsetting reduction of selling, general and administrative expense) of $10.4 million and $7.2 million, respectively. The resulting revisions made in this Form 10-Q/A for the adoption of this new accounting standard had no impact on our previously reported operating income, net income, or earnings per share.

The following sections of this first quarter 2002 10-Q/A differ from our first quarter 2002 10-Q filed on May 9, 2002:

•	ITEM 1. FINANCIAL STATEMENTS:

•	Condensed Consolidated Statements of Income (Unaudited);

•	Note 8 (Business Segments) of Notes to condensed consolidated financial statements (unaudited);

•	Note 9 (Retroactive Adoption of Emerging Issues Task Force (EITF) 01-9) of Notes to condensed consolidated financial statements (unaudited).

•	ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pentair, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)
(As restated, see note 9)

	Three months ended
In thousands, except per-share data	March 30 2002	March 31 2001
Net sales	$603,063	$664,169
Cost of goods sold	466,052	507,396

Gross profit	137,011	156,773
Selling, general and administrative	82,920	96,178
Research and development	8,364	7,739

Operating income	45,727	52,856
Net interest expense	13,730	17,716
Other expense, write-off of investment	—	2,500

Income before income taxes	31,997	32,640
Provision for income taxes	10,559	12,077

Net income	$21,438	$20,563

Earnings per common share
Basic	$0.44	$0.42
Diluted	$0.43	$0.42
Weighted average common shares outstanding
Basic	49,173	49,006
Diluted	49,584	49,127
Cash dividends declared per common share	$0.18	$0.17

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	March 30 2002	December 31 2001	March 31 2001

Assets
Current assets
Cash and cash equivalents	$20,946	$39,844	$33,003
Accounts and notes receivable, net	447,483	398,579	508,344
Inventories	295,391	300,923	383,194
Deferred income taxes	67,871	69,953	73,252
Prepaid expenses and other current assets	19,340	20,979	21,295
Net assets of discontinued operations	3,613	5,325	106,633

Total current assets	854,644	835,603	1,125,721
Property, plant and equipment, net	318,758	329,500	346,820
Other assets
Goodwill, net	1,085,463	1,088,206	1,132,070
Other assets	116,833	118,889	66,373

Total assets	$2,375,698	$2,372,198	$2,670,984

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$170,111
Current maturities of long-term debt	5,972	8,729	24,569
Accounts and notes payable	197,407	179,149	224,293
Employee compensation and benefits	59,930	74,888	66,330
Accrued product claims and warranties	37,825	37,590	41,483
Income taxes	15,501	6,252	11,888
Other current liabilities	127,511	121,825	124,281

Total current liabilities	444,146	428,433	662,955
Long-term debt	689,136	714,977	782,173
Pension and other retirement compensation	75,858	74,263	61,141
Post-retirement medical and other benefits	43,367	43,583	34,103
Deferred income taxes	34,040	34,128	36,702
Other noncurrent liabilities	61,664	61,812	70,475

Total liabilities	1,348,211	1,357,196	1,647,549
Shareholders’ equity
Common shares par value $0.16 2/3; 49,211,099, 49,110,859, and 49,020,742 shares issued and outstanding, respectively	8,201	8,193	8,170
Additional paid-in capital	481,690	478,541	475,520
Retained earnings	579,213	566,626	580,318
Unearned restricted stock compensation	(10,244)	(9,440)	(13,310)
Accumulated other comprehensive loss	(31,373)	(28,918)	(27,263)

Total shareholders’ equity	1,027,487	1,015,002	1,023,435

Total liabilities and shareholders’ equity	$2,375,698	$2,372,198	$2,670,984

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

3.	Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended
In thousands, except per-share data	March 30 2002	March 31 2001
Net income	$21,438	$20,563
Weighted average common shares outstanding — basic	49,173	49,006
Dilutive impact of stock options and restricted stock	411	121

Weighted average common shares outstanding — diluted	49,584	49,127

Earnings per common share — basic	$0.44	$0.42
Earnings per common share — diluted	$0.43	$0.42

There were 1.1 million and 1.7 million stock options excluded from the computation of diluted earnings per share in the first quarter of 2002 and 2001, respectively, due to their anti-dilutive effect.

4.	Inventories
Inventories were comprised of:

In thousands	March 30 2002	December 31 2001	March 31 2001
Raw materials and supplies	$91,847	$94,404	$114,545
Work-in-process	36,973	38,760	47,485
Finished goods	166,571	167,759	221,164

Total inventories	$295,391	$300,923	$383,194

5.	Comprehensive Income
Comprehensive income and its components, net of tax, are as follows:

	Three months ended
In thousands	March 30 2002	March 31 2001
Net income	$21,438	$20,563
Changes in cumulative translation adjustment	(4,318)	(7,519)
Changes in market value of derivative financial instruments classified as cash flow hedges	1,863	717
Unrealized loss from marketable securities classified as available for sale	—	(449)
Cumulative effect of accounting change—SFAS 133	—	6,739

Comprehensive income (loss)	$18,983	$20,051

6.	Restructuring Charge
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

The components of the restructuring charge and utilization are as follows:

	2001 restructuring charge (fourth quarter)	Utilization		Balance March 30 2002
In thousands		Year 2001	Three months 2002
Employee termination benefits	$16,696	$(2,464)	$(1,522)	$12,710
Non-cash asset disposals	11,050	(11,050)	—	—
Impaired goodwill	7,362	(7,362)		—
Exit costs	7,649	(769)	(501)	6,379

Total	42,757	(21,645)	(2,023)	19,089

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
We have invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $22.5 million has been paid ($2.1 million was paid in the first quarter of 2002) and $2.4 million is included in other current liabilities. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent. Our portion of the earnings of these joint ventures is included in costof goods sold, however, it is not material.

8.	Business Segments
Financial information by reportable business segment is included in the following summary:

	Three months ended
In thousands	March 30 2002	March 31 2001
Net sales to external customers
Tools	$252,092	$234,404
Water	211,411	219,626
Enclosures	139,560	210,139

Consolidated	$603,063	$664,169

Operating income (loss) as reported
Tools	$16,686	$7,863
Water	29,747	28,193
Enclosures	4,608	21,237
Other	(5,314)	(4,437)

Consolidated	$45,727	$52,856

Goodwill amortization
Tools	$—	$2,319
Water	—	4,549
Enclosures	—	2,146

Total goodwill amortization	—	9,014
Amortization of unearned compensation	864	870

Total amortization	$864	$9,884

Operating income (loss) excluding goodwill amortization
Tools	$16,686	$10,182
Water	29,747	32,742
Enclosures	4,608	23,383
Other	(5,314)	(4,437)

Consolidated	$45,727	$61,870

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

Other operating income (loss) is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, discontinued operations, and intercompany eliminations.

9.	Retroactive Adoption of Emerging Issues Task Force (EITF) 01-9
Subsequent to the issuance of our financial statements for the quarter ended March 30, 2002, we determined that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense should be reclassified and shown as a reduction in net sales to comply with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. EITF 01-9 is effective for periods beginning after December 15, 2001 and requires the reclassification of previously reported results of operations for periods prior to adoption to conform to the current presentation. Accordingly, the adoption of EITF 01-9 resulted in a reduction of previously reported first quarter 2002 and first quarter 2001 net sales (and an offsetting reduction of selling, general and administrative expense) of $10.4 million and $7.2 million, respectively. Application of EITF 01-9 had no impact on our previously reported operating income, net income, or earnings per share.

The following table reconciles financial information as originally reported for the first three months of 2002 and 2001 to the restated amounts for the retroactive adoption of EITF 01-9.

	Three months ended March 30, 2002
In thousands	As originally reported	EITF 01-9 reclassification	As restated
Net sales	$613,435	$(10,372)	$603,063
Cost of goods sold	466,052		466,052

Gross profit	147,383	(10,372)	137,011
% of net sales	24.0%		22.7%
Selling, general and administrative	93,292	(10,372)	82,920
% of net sales	15.2%		13.7%
Research and development	8,364		8,364
% of net sales	1.4%		1.4%

Operating income	45,727	—	45,727
% of net sales	7.5%		7.6%
Net interest expense	13,730		13,730
% of net sales	2.2%		2.3%

Income before income taxes	31,997	—	31,997
% of net sales	5.2%		5.3%
Provision for income taxes	10,559		10,559
Effective tax rate	33.0%		33.0%

Net income	$21,438	$—	$21,438

% of net sales	3.5%		3.6%

	Three months ended March 31, 2001
In thousands	As originally reported	EITF 01-9 reclassification	As restated
Net sales	$671,383	$(7,214)	$664,169
Cost of goods sold	507,396		507,396

Gross profit	163,987	(7,214)	156,773
% of net sales	24.4%		23.6%
Selling, general and administrative	103,392	(7,214)	96,178
% of net sales	15.4%		14.5%
Research and development	7,739		7,739
% of net sales	1.2%		1.2%

Operating income	52,856	—	52,856
% of net sales	7.9%		8.0%
Net interest expense	17,716		17,716
% of net sales	2.6%		2.7%
Other expense, write-off of investment	2,500		2,500
% of net sales	0.4%		0.4%

Income before income taxes	32,640	—	32,640
% of net sales	4.9%		4.9%
Provision for income taxes	12,077		12,077
Effective tax rate	37.0%		37.0%

Net income	$20,563	$—	$20,563

% of net sales	3.1%		3.1%

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

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. Our critical accounting policies include those related to:

•	the collectibility of accounts receivable;

•	the valuation of inventories and reserves to adjust inventory to the lower of cost or market;

•	estimating sales returns and warranty costs;

•	self-insurance reserves for product liability, workers’ compensation, and employee medical liabilities;

•	assumptions used in the valuation of environmental remediation costs and pending litigation;

•	the resolution of matters related to open tax years;

•	the evaluation of long-lived assets, including goodwill, for impairment; and

•	accounting for pensions and other post-retirement benefits, because of the importance of management judgment in making the estimates necessary to apply these policies.

NEW ACCOUNTING STANDARDS – Also see Note 2 and Note 9 of ITEM 1

We adopted three new accounting standards during the first quarter of 2002:

•	SFAS No. 142, Goodwill and Other Intangible Assets;

•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and

•	EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.

SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized effective January 1, 2002. Prior to adoption of this standard, goodwill amortization was included as a part of selling, general and administrative expense. This standard did not require restatement of prior period amounts to be consistent with the current year presentation. We have included supplemental financial tables in the following discussion that show the effect of excluding goodwill amortization for the prior year period to be comparable with the current year presentation.

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets effective January 1, 2002. The adoption of this standard did not have an effect on our historical consolidated results of operations, financial position and cash flows.

As discussed in Note 9 to the financial statements, we restated our previously reported results of operations for the adoption of EITF 01-9 which requires certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF 01-9 is effective for periods beginning after December 15, 2001 and requires the reclassification of previously reported results of operations for periods prior to adoption to conform to the current presentation. Accordingly, the adoption of EITF 01-9 resulted in a reduction of previously reported first quarter 2002 and first quarter 2001 net sales (and an offsetting reduction of selling, general and administrative expense) of $10.4 million and $7.2 million, respectively. Application of EITF 01-9 had no impact on our previously reported operating income, net income, or earnings per share. The accompanying discussion and analysis gives effect to that restatement.

RESULTS OF OPERATIONS

Net sales

The components of the net sales decrease was as follows:

% change from 2001
Percentages	First quarter
Volume	(8.4)
Price	(0.3)
Currency	(0.5)

Total	(9.2)

Net sales in the first quarter of 2002 totaled $603.1 million, compared with $664.2 million in the first quarter of 2001. The $61.1 million or 9.2 percent decline was primarily due to volume declines in our Enclosures and Water segments, partially offset by a volume increase in our Tools segment. The stronger U.S. dollar also reduced the dollar value of foreign sales by about 0.5 percent.

Sales by segment and the change from the prior year period was as follows:

	Three months ended
	March 30	March 31
In thousands	2002	2001	$ change	% change
Tools	$252,092	$234,404	$17,688	7.5%
Water	211,411	219,626	(8,215)	(3.7%)
Enclosures	139,560	210,139	(70,579)	(33.6%)

Total	$603,063	$664,169	$(61,106)	(9.2%)

Tools

The 7.5 percent increase in Tools segment sales in the first quarter of 2002 from 2001 was primarily driven by:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers and incremental sales of generators due to a January 2002 ice storm in the Midwest.

This increase was partially offset by:

•	slight decreases in average selling prices due to higher year-over-year cooperative advertising costs.

Water

The 3.7 percent decline in Water segment sales in the first quarter of 2002 from 2001 was primarily due to:

•	lower sales of pool and spa equipment products due to timing of orders;

•	lower sales of pressure vessels for large water treatment systems; and

•	unfavorable impacts of foreign currency translation.

These declines were partially offset by:

•	higher sales volume for our municipal and residential pumps; and

•	slight increases in average selling prices.

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

	Three months ended March 31, 2001
	As	Goodwill	As
In thousands, except per-share data	reported	amortization	adjusted
SG&A	$96,178	$(9,014)	$87,164
Operating income	52,856	9,014	61,870
Provision for income taxes	12,077	1,014	13,091
Net income	20,563	8,000	28,563
Earnings per share—diluted	$0.42	$0.16	$0.58

Supplemental Condensed Consolidated Statements of Income	Three months ended
In thousands	March 30 2002	March 31 2001 As adjusted (1)	Percentage point change
Net sales	$603,063	$664,169
Cost of goods sold	466,052	507,396

Gross profit	137,011	156,773
% of net sales	22.7%	23.6%	(0.9	) pts
Selling, general and administrative (SG&A) (1)	82,920	87,164
% of net sales	13.7%	13.1%	0.6	pts
Research and development (R&D)	8,364	7,739
% of net sales	1.4%	1.2%	0.2	pts

Operating income	45,727	61,870
% of net sales	7.6%	9.3%	(1.7	) pts
Net interest expense	13,730	17,716
% of net sales	2.3%	2.7%	(0.4	) pts
Other expense, write-off of investment	—	2,500
% of net sales	n/a	0.4%

Income before income taxes	31,997	41,654
% of net sales	5.3%	6.3%	(1.0	) pts
Provision for income taxes (1)	10,559	13,091
Effective tax rate	33.0%	31.4%	1.6	pts

Net income	$21,438	$28,563

% of net sales	3.6%	4.3%	(0.7	) pts

Percentages may reflect rounding adjustments.
n/a — not applicable.
(1)	First quarter 2001 numbers have been adjusted to exclude goodwill amortization as noted above.

Gross profit

Gross profit margin was 22.7 percent of net sales in the first quarter of 2002, compared with 23.6 percent of net sales for the same period last year.

The 0.9 percentage point decline in the first quarter of 2002 from 2001 was primarily the result of:

•	lower sales volume, primarily in our Enclosures segment resulting in unabsorbed overhead, partially offset by savings resulting from our supply chain management and lean enterprise initiatives; and

•	higher cooperative advertising costs, primarily in our Tools segment.

SG&A and R&D

SG&A expense in the first quarter of 2002 was $82.9 million, compared with $87.2 million (excluding goodwill amortization of $9.0 million) in the first quarter of 2001, or 13.7 and 13.1 percent of sales, respectively. The 0.6 percentage point increase is largely the result of Enclosures segment sales declining at a much faster rate than the decline in SG&A spending.

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

Operating income

Tools

The following table provides a comparison of Tools segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
	March 30		March 31
In thousands	2002		2001
Tools
Operating income as reported	$16,686		$7,863
Add back goodwill amortization	—		2,319

Adjusted operating income	$16,686		$10,182

% of net sales	6.6%		4.3%
Percentage point change	2.3	pts

The 2.3 percentage point increase in first quarter 2002 operating income margin excluding 2001 goodwill amortization for our Tools segment was primarily the result of:

•	cost savings as a result of our supply management and lean enterprise initiatives; and

•	higher sales volume (particularly for pressure washers), partially offset by decreases in average selling prices due to higher year-over-year cooperative advertising costs.

These increases were partially offset by:

•	higher R&D expense related to new product development initiatives.

Water

The following table provides a comparison of Water segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
	March 30		March 31
In thousands	2002		2001
Water
Operating income as reported	$29,747		$28,193
Add back goodwill amortization	—		4,549

Adjusted operating income	$29,747		$32,742

% of net sales	14.1%		14.9%
Percentage point change	(0.8	) pts

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

Enclosures

The following table provides a comparison of Enclosures segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended
	March 30		March 31
In thousands	2002		2001
Enclosures
Operating income as reported	$4,608		$21,237
Add back goodwill amortization	—		2,146

Adjusted operating income	$4,608		$23,383

% of net sales	3.3%		11.1%
Percentage point change	(7.8	) pts

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

LIQUIDITY AND CAPITAL RESOURCES

To fund capital expenditures, acquisitions, repurchase shares, and pay dividends, committed revolving credit facilities are used to complement operating cash flows. Because of the seasonality of some of our businesses, particularly the pool and spa equipment business and the tools business, we generally experience negative cash flows from operations in the first half of any given year. However, due to our emphasis on working capital management, we generated $21.8 million of cash from operating activities in the first quarter of 2002, which (net of $7.0 million of capital expenditures) resulted in a positive free cash flow (defined below) of $14.8 million.

The following table presents selected measures of our liquidity calculated from our monthly operating results based on a 13-month moving average:

	March 30	March 31
Days	2002	2001
Days of sales in accounts receivable	64	69
Days inventory on hand	72	80
Days in accounts payable	58	60
Cash conversion cycle	78	89

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

In March 2002, we entered into an interest rate swap agreement for senior notes having a notional principal amount of $100 million and maturing in 2009. Under the terms of the interest rate swap agreement, we will pay interest semi-annually at the six month LIBOR rate plus 2.49 percent and we will receive interest semi-annually at the annual rate of 7.85 percent. This swap agreement has been accounted for as a fair value hedge in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. Since this swap qualifies as an “effective” hedge under SFAS 133, changes in the fair value of the swap are offset by the effect of the swap on reported net interest expense. Consequently, there is no impact on net income or shareholders’ equity.

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

Proposal 2. – Approval of amendments to the Articles of Incorporation and By-Laws to fix the number of the directors at ten.
Votes For	Votes Against	Votes Abstain
43,087,817	392,347	154,565

Proposal 3. – Approval of the Omnibus Stock Incentive Plan for Section 162(m) purposes.
Votes For	Votes Against	Votes Abstain
40,463,447	2,898,214	273,068

Proposal 4. – Approval of an amendment to the Executive Officer Performance Plan.
Votes For	Votes Against	Votes Abstain
39,850,853	3,472,260	311,616

Proposal 5. – Proposal to ratify the selection of Deloitte & Touche LLP as independent auditors of Pentair for 2002.
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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2002.

PENTAIR, INC.
Registrant

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)