Form 10-Q
period 2002-06-29
PENTAIR INC
filed 2002-08-13
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

On July 26, 2002, 49,234,171 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
In thousands, except per-share data	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net sales	$708,116	$689,427	$1,311,179	$1,353,596
Cost of goods sold	532,136	531,294	998,188	1,038,690

Gross profit	175,980	158,133	312,991	314,906
Selling, general and administrative	92,367	90,534	175,287	186,712
Research and development	9,021	7,250	17,385	14,989

Operating income	74,592	60,349	120,319	113,205
Net interest expense	10,476	16,241	24,206	33,957
Other expense, write-off of investment	—	—	—	2,500

Income before income taxes	64,116	44,108	96,113	76,748
Provision for income taxes	21,140	15,552	31,699	27,629

Net income	$42,976	$28,556	$64,414	$49,119

Earnings per common share
Basic	$0.87	$0.58	$1.31	$1.00
Diluted	$0.86	$0.58	$1.29	$1.00

Weighted average common shares outstanding
Basic	49,228	49,032	49,201	49,019
Diluted	50,039	49,274	49,812	49,200

Cash dividends declared per common share	$0.18	$0.17	$0.36	$0.34

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	June 29 2002	December 31 2001	June 30 2001

Assets

Current assets
Cash and cash equivalents	$29,289	$39,844	$27,689
Accounts and notes receivable, net	450,701	398,579	475,813
Inventories	305,663	300,923	345,097
Deferred income taxes	67,087	69,953	72,585
Prepaid expenses and other current assets	21,189	20,979	23,745
Net assets of discontinued operations	2,399	5,325	109,060

Total current assets	876,328	835,603	1,053,989

Property, plant and equipment, net	314,655	329,500	341,037

Other assets
Goodwill, net	1,098,952	1,088,206	1,114,115
Other assets	110,894	118,889	91,275

Total assets	$2,400,829	$2,372,198	$2,600,416

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$—	$98,828
Current maturities of long-term debt	6,089	8,729	4,463
Accounts and notes payable	206,159	179,149	230,286
Employee compensation and benefits	76,548	74,888	66,259
Accrued product claims and warranties	39,678	37,590	41,441
Income taxes	15,234	6,252	11,867
Other current liabilities	118,775	121,825	125,164

Total current liabilities	462,483	428,433	578,308

Long-term debt	638,554	714,977	780,888
Pension and other retirement compensation	80,405	74,263	62,757
Post-retirement medical and other benefits	43,102	43,583	33,653
Deferred income taxes	35,143	34,128	36,930
Other noncurrent liabilities	63,005	61,812	66,003

Total liabilities	1,322,692	1,357,196	1,558,539

Shareholders’ equity
Common shares par value $0.16 2/3; 49,234,764, 49,110,859, and 49,065,155 shares issued and outstanding, respectively	8,206	8,193	8,178
Additional paid-in capital	482,061	478,541	476,880
Retained earnings	613,327	566,626	600,540
Unearned restricted stock compensation	(9,138)	(9,440)	(11,838)
Accumulated other comprehensive loss	(16,319)	(28,918)	(31,883)

Total shareholders’ equity	1,078,137	1,015,002	1,041,877

Total liabilities and shareholders’ equity	$2,400,829	$2,372,198	$2,600,416

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In thousands	June 29 2002	June 30 2001
Operating activities
Net income	$64,414	$49,119
Depreciation	30,376	32,830
Amortization of intangibles and unearned compensation	1,728	20,565
Deferred income taxes	3,485	264
Other expense, write-off of investment	—	2,500
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(43,527)	(16,233)
Inventories	(1,620)	42,752
Prepaid expenses and other current assets	(5,092)	(7,464)
Accounts payable	25,472	(15,222)
Employee compensation and benefits	1,099	(16,333)
Accrued product claims and warranties	1,894	(564)
Income taxes	8,496	7,000
Other current liabilities	8,077	(6,017)
Pension and post-retirement benefits	3,508	2,765
Other assets and liabilities	1,223	(5,050)

Net cash provided by continuing operations	99,533	90,912
Net cash provided by (used for) discontinued operations	2,926	(12,387)

Net cash provided by operating activities	102,459	78,525

Investing activities
Capital expenditures	(15,275)	(25,131)
Proceeds from sale of businesses	1,547	—
Acquisitions, net of cash acquired	—	(1,937)
Equity investments	(4,169)	(16,698)
Other	(165)	—

Net cash used for investing activities	(18,062)	(43,766)

Financing activities
Net short-term borrowings (repayments)	—	(8,586)
Proceeds from long-term debt	89	2,413
Repayment of long-term debt	(81,123)	(21,683)
Proceeds from exercise of stock options	2,107	1,648
Dividends paid	(17,713)	(16,665)

Net cash provided by (used for) financing activities	(96,640)	(42,873)

Effect of exchange rate changes on cash	1,688	859

Change in cash and cash equivalents	(10,555)	(7,255)
Cash and cash equivalents, beginning of period	39,844	34,944

Cash and cash equivalents, end of period	$29,289	$27,689

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS 142 effective January 1, 2002, and as a result, no longer record goodwill amortization (2001 goodwill amortization was $36.1 million, or $32.0 million after tax or $0.65 per diluted share).

In the second quarter of 2002, we completed our initial goodwill impairment review as required by SFAS 142 and concluded that none of our goodwill was impaired as of December 31, 2001. The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches. We will test goodwill of each of our reporting units for impairment annually in the fourth quarter.

Had we accounted for goodwill under SFAS 142 for all prior periods presented, our net income and earnings per share would have been as follows:

Supplemental Consolidated Statement of Income Information
(Continuing Operations)
In thousands, except per-share data	Year 2001	Fourth Qtr 2001	Third Qtr 2001	Second Qtr 2001	First Qtr 2001
Reported net income	$57,516	$(16,274)	$24,671	$28,556	$20,563
Add back goodwill amortization, net of tax	32,043	7,890	7,953	8,200	8,000

Adjusted net income	$89,559	$(8,384)	$32,624	$36,756	$28,563

Reported earnings per share – basic	$1.17	$(0.33)	$0.50	$0.58	$0.42
Goodwill amortization	0.65	0.16	0.16	0.17	0.16

Adjusted net earnings per share – basic	$1.82	$(0.17)	$0.66	$0.75	$0.58

Reported earnings per share – diluted	$1.17	$(0.33)	$0.50	$0.58	$0.42
Goodwill amortization	0.65	0.16	0.16	0.17	0.16

Adjusted net earnings per share – diluted	$1.82	$(0.17)	$0.66	$0.75	$0.58

The changes in the carrying amount of goodwill for the six months ended June 29, 2002 by operating segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated
Balance December 31, 2001	$344,707	$576,757	$166,742	$1,088,206
Foreign currency translation	272	4,862	5,612	10,746

Balance June 29, 2002	$344,979	$581,619	$172,354	$1,098,952

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

In September 2001, the FASB issued SFAS No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. The adoption of this standard on January 1, 2002 did not have an effect on our consolidated results of operations, financial position and cash flows.

Effective January 1, 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new standard requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF 01-9 also requires the reclassification of previously reported results of operations for periods prior to the adoption to conform to the current presentation. Accordingly, previously reported net sales for the three and six month periods ended June 30, 2001 were reduced by $12.7 million and $19.9 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

3.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
In thousands, except per-share data	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net income	$42,976	$28,556	$64,414	$49,119

Weighted average common shares outstanding – basic	49,228	49,032	49,201	49,019
Dilutive impact of stock options and restricted stock	811	242	611	181

Weighted average common shares outstanding – diluted	50,039	49,274	49,812	49,200

Earnings per common share – basic	$0.87	$0.58	$1.31	$1.00
Earnings per common share – diluted	$0.86	$0.58	$1.29	$1.00

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1	1,471	551	1,578

4.	Inventories

Inventories were comprised of:

In thousands	June 29 2002	December 31 2001	June 30 2001
Raw materials and supplies	$88,508	$94,404	$107,096
Work-in-process	38,374	38,760	42,542
Finished goods	178,781	167,759	195,459

Total inventories	$305,663	$300,923	$345,097

5.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended
In thousands	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net income	$42,976	$28,556	$64,414	$49,119
Changes in cumulative translation adjustment	21,447	(7,693)	17,129	(15,212)
Changes in market value of derivative financial instruments classified as cash flow hedges	(6,393)	3,098	(4,530)	3,815
Unrealized loss from marketable securities classified as available for sale	—	(25)	—	(473)
Cumulative effect of accounting change – SFAS 133	—	—	—	6,739

Comprehensive income	$58,030	$23,936	$77,013	$43,988

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

6.	Equity Method Investments

We have invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $24.6 million has been paid ($4.2 million was paid in the first six months of 2002) and $0.3 million is included in other current liabilities. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent. Our portion of the earnings of these joint ventures is included in cost of goods sold; however, it is not material.

7.	Business Segments

Financial information by operating segment is included in the following summary. We adopted EITF 01-9 effective January 1, 2002 which resulted in the reclassification (reduction) of previously reported net sales for the three and six month periods ended June 30, 2001 of $12.7 million and $19.9 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

	Three months ended		Six months ended
In thousands	June 29 2002	June 30 2001	June 29 2002	June 30 2001
Net sales to external customers
Tools	$303,771	$274,419	$555,863	$508,823
Water	265,531	239,854	476,942	459,480
Enclosures	138,814	175,154	278,374	385,293

Consolidated	$708,116	$689,427	$1,311,179	$1,353,596

Operating income (loss) as reported
Tools	$30,837	$18,218	$47,523	$26,081
Water	43,708	35,650	73,455	63,843
Enclosures	6,995	9,834	11,603	31,071
Other	(6,948)	(3,353)	(12,262)	(7,790)

Consolidated	$74,592	$60,349	$120,319	$113,205

Goodwill amortization
Tools	$—	$2,319	$—	$4,638
Water	—	4,859	—	9,408
Enclosures	—	2,060	—	4,206

Total goodwill amortization	—	9,238	—	18,252
Amortization of unearned compensation	864	1,443	864	2,313

Total amortization	$864	$10,681	$864	$20,565

Operating income (loss) excluding goodwill amortization
Tools	$30,837	$20,537	$47,523	$30,719
Water	43,708	40,509	73,455	73,251
Enclosures	6,995	11,894	11,603	35,277
Other	(6,948)	(3,353)	(12,262)	(7,790)

Consolidated	$74,592	$69,587	$120,319	$131,457

Other operating income (loss) is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

The reclassified prior period net sales and SG&A (due to the adoption of EITF 01-9) as well as goodwill amortization are summarized as follows:

In thousands	Year 2001	Fourth Qtr 2001	Third Qtr 2001	Second Qtr 2001	First Qtr 2001
Net sales to external customers (1)
Tools	$1,001,645	$251,335	$241,487	$274,419	$234,404
Water	882,615	192,765	230,370	239,854	219,626
Enclosures	689,820	140,210	164,317	175,154	210,139

Consolidated	$2,574,080	$584,310	$636,174	$689,427	$664,169

SG&A (1) (2)	$377,098	$100,233	$90,153	$90,534	$96,178

Goodwill amortization
Tools	$9,274	$2,318	$2,318	$2,319	$2,319
Water	18,560	4,577	4,575	4,859	4,549
Enclosures	8,273	2,001	2,066	2,060	2,146

Total goodwill amortization	36,107	8,896	8,959	9,238	9,014
Amortization of unearned compensation	5,568	1,813	1,442	1,443	870

Total amortization	$41,675	$10,709	$10,401	$10,681	$9,884

SG&A excluding goodwill amortization	$340,991	$91,337	$81,194	$81,296	$87,164
Percent of net sales	13.2%	15.6%	12.8%	11.8%	13.1%

In thousands	Year 2000	Year 1999	Year 1998	Year 1997	Year 1996
Net sales to external customers
Tools	$1,029,658	$850,327	$644,226	$559,907	$467,464
Water	898,247	579,236	438,810	304,647	216,769
Enclosures	777,725	657,500	586,829	600,491	566,919
Other	—	—	—	128,136	133,360

Consolidated	$2,705,630	$2,087,063	$1,669,865	$1,593,181	$1,384,512

SG&A (1) (2)	$396,105	$310,700	$261,302	$241,062	$216,775

Goodwill amortization
Tools	$9,285	$3,282	$287	$214	$306
Water	18,074	12,714	7,793	7,363	4,920
Enclosures	9,097	8,413	5,832	5,576	5,667
Other	—	—	—	418	502

Total goodwill amortization	36,456	24,409	13,912	13,571	11,395
Amortization of unearned compensation	2,675	1,578	1,571	1,669	1,400

Total amortization	$39,131	$25,987	$15,483	$15,240	$12,795

SG&A excluding goodwill amortization	$359,649	$286,291	$247,390	$227,491	$205,380
Percent of net sales	13.3%	13.7%	14.8%	14.3%	14.8%

(1)	Adjusted to give effect to the adoption of EITF 01-9.
(2)	Includes goodwill amortization.

8.	Restructuring Charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million. Cash outlays associated with the charge were $6.6 million in the first six months of 2002.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

The components of the restructuring charge and utilization are as follows:

	2001 restructuring charge (fourth quarter)	Utilization		Balance June 29 2002
In thousands		Year 2001	Six months 2002
Employee termination benefits	$16,696	$(2,464)	$(3,622)	$10,610
Non-cash asset disposals	11,050	(11,050)	—	—
Impaired goodwill	7,362	(7,362)		—
Exit costs	7,649	(769)	(3,026)	3,854

Total	$42,757	$(21,645)	$(6,648)	$14,464

Included in other current liabilities on the June 29, 2002 condensed consolidated balance sheet is the unused portion of the restructuring charge liability of $14.5 million. We expect to complete the remaining restructuring activities in second half of 2002.

Workforce reductions related to the 2001 restructuring charge is for approximately 760 employees, of whom 722 were terminated as of the end of the second quarter of 2002. Employee termination benefits consist primarily of severance and outplacement counseling fees. Exit costs relate to the shutdown of six Enclosures segment facilities, of which two are owned and currently held for resale and four are leased and held for sublease.

9.	Subsequent Event

In 2001, we invested $5.0 million ($3.0 million in the second quarter and $2.0 million in the fourth quarter) to take a 17 percent ownership interest in a privately held developer and manufacturer of laser leveling and measuring devices. In July 2002, we invested an additional $5.0 million which increased our ownership interest to approximately 27 percent. Prior to making the additional investment in July 2002, this investment was accounted for using the cost method of accounting. Beginning in the third quarter of 2002, we will use the equity method of accounting, and accordingly, recognize our share of the income or loss from this investment.

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

Any change in the following factors may impact the achievement of results:

•	changes in industry conditions, such as:
•	the strength of product demand;
•	the intensity of competition;
•	pricing pressures;
•	market acceptance of new product introductions;
•	the introduction of new products by competitors;
•	our ability to source components from third parties without interruption and at reasonable prices; and
•	the financial condition of our customers.
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	legal, governmental, and regulatory policies;
•	general economic conditions, such as the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;
•	changes in operating factors, such as improvement (or its opposite) in manufacturing activities and the recognition of related efficiencies or inefficiencies;
•	inventory risks due to shifts in market demand; and
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

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

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. Our critical accounting policies include those related to:

•	self-insurance reserves for product liability, workers’ compensation and other claims;
•	the resolution of matters related to open tax years;
•	the evaluation of long-lived assets, including goodwill, for impairment; and
•	accounting for pensions and other post-retirement benefits, because of the importance of management judgment in making the estimates necessary to apply these policies.

NEW ACCOUNTING STANDARDS – Also see Note 2 (New Accounting Standards) of ITEM 1
We adopted three new accounting standards in the first quarter of 2002:

•	SFAS No. 142, Goodwill and Other Intangible Assets;
•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and
•	EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.

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

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets effective January 1, 2002. The adoption of this standard did not have an effect on our consolidated results of operations, financial position and cash flows.

EITF 01-9 requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF 01-9 is effective for periods beginning after December 15, 2001 and requires the reclassification of previously reported results of operations for periods prior to adoption to conform to the current presentation. Accordingly, previously reported net sales for the three and six month periods ended June 30, 2001 were reduced by $12.7 million and $19.9 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

RESULTS OF OPERATIONS
Net sales
The components of the net sales change in 2002 from 2001 were as follows:

	% change from 2001
Percentages	Second quarter	Six months
Volume	2.4	(2.9)
Price	(0.1)	(0.2)
Currency	0.4	—

Total	2.7	(3.1)

Net sales in the second quarter and first half of 2002 totaled $708.1 million and $1,311.2 million, compared with $689.4 million and $1,353.6 million for the same periods in 2001. The $18.7 million or 2.7 percent increase in second quarter 2002 net sales and $42.4 million or 3.1 percent decline in first half 2002 net sales is primarily due to:

•	volume increases in our Tools segment both in the second quarter and first half of 2002, particularly for pressure washers;
•
volume increases in the second quarter of 2002 in our Water segment due to the timing of orders for seasonal pool and spa equipment. Sales of these products were slower in the first quarter of 2002 than in the first quarter of 2001; and

•
volume declines in our Enclosures segment, reflecting severely reduced capital spending in the industrial market and over-capacity and sluggish demand in the datacom and telecom markets. The sales decline in the first quarter of 2002 was much higher than the sales decline in the second quarter of 2002.

The weakening U.S. dollar in the second quarter of 2002 increased the dollar value of foreign sales by about 0.4 percent.

Sales by segment and the change from the prior year periods were as follows:

	Three months ended				Six months ended
In thousands	June 29 2002	June 30 2001	$ change	% change	June 29 2002	June 30 2001	$ change	% change
Tools	$303,771	$274,419	$29,352	10.7%	$555,863	$508,823	$47,040	9.2%
Water	265,531	239,854	25,677	10.7%	476,942	459,480	17,462	3.8%
Enclosures	138,814	175,154	(36,340)	(20.7%)	278,374	385,293	(106,919)	(27.8%)

Total	$708,116	$689,427	$18,689	2.7%	$1,311,179	$1,353,596	$(42,417)	(3.1%)

Tools
The 10.7 percent and 9.2 percent increases in Tools segment sales in the second quarter and first half of 2002 from 2001 was primarily driven by:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers; and
•
higher sales volume in our Delta business due to Father’s Day sales promotions and efforts to reestablish the Delta brand in both the professional and retail sales channels. In the second quarter of 2002, we launched a new branding strategy for the Delta business by creating two sub-brands – Delta Shopmaster and Delta Industrial. The Delta Shopmaster brand is targeted toward the entry level Do-It-Yourselfer and the Delta Industrial brand is targeted toward the professional craftsman.

These increases were partially offset by:

•	slight decreases in average selling prices due to the introduction of lower price point products for the Delta Shopmaster brand and higher cooperative advertising.

Water
The 10.7 percent and 3.8 percent increases in Water segment sales in the second quarter and first half of 2002 from 2001 was primarily due to:

•
higher sales volume for our pool and spa equipment products due to timing. Sales of these products in 2001 were slow until June and carried over and resulted in a strong third quarter while sales in 2002 were strong throughout the second quarter. As a result, we expect pool and spa equipment sales in the third quarter of 2002 to be lower than the third quarter of 2001, however, we believe sales activity in our other water businesses will remain strong;

•	increased sales volume in our pump businesses particularly for municipal and residential pumps; and
•	slight increases in average selling prices.

Enclosures
The 20.7 percent and 27.8 percent declines in Enclosures segment sales in the second quarter and first half of 2002 from 2001 was primarily due to:

•
lower sales volume due to significant industry-wide sales declines, reflecting severely reduced capital spending in the industrial market and over-capacity and lack of demand in the datacom and telecom markets.

We are uncertain when the recovery in the North American industrial market will occur, and we do not expect a recovery in the worldwide datacom and telecom markets until sometime in 2003. As a result of the unfavorable market conditions, our Enclosures segment management is focused on two areas:

•	reducing the existing infrastructure and lowering operational costs, which has resulted in a sequential improvement in operating income margin over the first quarter of 2002; and
•	executing our growth initiatives that target strategic OEM volume, expand our product and service offerings, expand our geographic coverage, and opportunities outside the current marketplace.

Supplemental Financial Information
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. The following supplemental condensed consolidated statements of income are presented as if we had accounted for goodwill under SFAS 142 for all prior periods (i.e., no longer amortizing goodwill). The following table shows selected as reported and as adjusted numbers had we been accounting for goodwill under SFAS 142 for the three- and six-month periods ended June 30, 2001.

	Three months ended June 30, 2001			Six months ended June 30, 2001
In thousands, except per-share data	As reported	Goodwill amortization	As adjusted	As reported	Goodwill Amortization	As adjusted
SG&A	$90,534	$(9,238)	$81,296	$186,712	$(18,252)	$168,460
Operating income	60,349	9,238	69,587	113,205	18,252	131,457
Provision for income taxes	15,552	1,038	16,590	27,629	2,052	29,681
Net income	28,556	8,200	36,756	49,119	16,200	65,319
Earnings per share – diluted	$0.58	$0.17	$0.75	$1.00	$0.33	$1.33

Supplemental Condensed Consolidated
Statements of Income
	Three months ended			Six months ended
In thousands	June 29 2002	June 30 2001 As adjusted (1)	Percentage point change	June 29 2002	June 30 2001 As adjusted (1)	Percentage point change
Net sales	$708,116	$689,427		$1,311,179	$1,353,596
Cost of goods sold	532,136	531,294		998,188	1,038,690

Gross profit	175,980	158,133		312,991	314,906
% of net sales	24.9%	22.9%	2.0 pts	23.9%	23.3%	0.6 pts
Selling, general and administrative (SG&A) (1)	92,367	81,296		175,287	168,460
% of net sales	13.0%	11.8%	1.2 pts	13.4%	12.4%	1.0 pts
Research and development (R&D)	9,021	7,250		17,385	14,989
% of net sales	1.3%	1.1%	0.2 pts	1.3%	1.1%	0.2 pts

Operating income	74,592	69,587		120,319	131,457
% of net sales	10.5%	10.1%	0.4 pts	9.2%	9.7%	(0.5) pts
Net interest expense	10,476	16,241		24,206	33,957
% of net sales	1.5%	2.4%	(0.9) pts	1.8%	2.5%	(0.7) pts
Other expense, write-off of investment	—	—		—	2,500
% of net sales	n/a	n/a		n/a	0.2%

Income before income taxes	64,116	53,346		96,113	95,000
% of net sales	9.1%	7.7%	1.4 pts	7.3%	7.0%	0.3 pts
Provision for income taxes (1)	21,140	16,590		31,699	29,681
Effective tax rate	33.0%	31.1%	1.9 pts	33.0%	31.2%	1.8 pts

Net income	$42,976	$36,756		$64,414	$65,319

% of net sales	6.1%	5.3%	0.8 pts	4.9%	4.8%	0.1 pts

Percentages may reflect rounding adjustments.
n/a — not applicable
(1)	The numbers for the three and six month periods of 2001 have been adjusted to exclude goodwill amortization as noted above.

Gross profit
Gross profit margin was 24.9 percent and 23.9 percent of sales in the second quarter and first half of 2002, compared with 22.9 percent and 23.3 percent of sales for the same periods last year.

The 2.0 percentage point and 0.6 percentage point increases in the second quarter and first half of 2002 gross profit margin from 2001 was primarily the result of:

•	savings realized from our supply chain management and lean enterprise initiatives;
•	higher sales volume in our Tools segment, particularly for pressure washers;
•	favorable product mix in both the Porter-Cable and Delta businesses related to higher margin pneumatic products, accessories, planers, shapers and table saws as well as new products; and
•	slight increases in average selling prices in our Water segment.

These increases were somewhat offset by:

•	lower sales volume in the industrial, telecom, and test and measurement markets of our Enclosures segment resulting in unabsorbed overhead; and
•	slight decreases in average selling prices, primarily in our Tools segment due to the introduction of lower price point products for the Delta Shopmaster brand and higher cooperative advertising.

SG&A and R&D
SG&A expense was 13.0 percent and 13.4 percent of sales in the second quarter and first half of 2002, compared with 11.8 percent (calculation excludes goodwill amortization of $9.2 million) and 12.4 percent (excludes goodwill amortization of $18.3 million) of sales for the same periods in 2001, respectively.

The 1.2 percentage point and 1.0 percentage point increases in SG&A in 2002 from 2001 reflect:

•	additional spending to improve our business processes (through lean enterprise) and launch initiatives to fuel organic growth;
•	higher selling expense as we continue to fund brand awareness advertising in our Tools segment and higher marketing costs in our Water segment targeted toward untapped industrial markets;
•
additional costs in the second quarter as we intentionally accelerated our outsourced internal audits and, simultaneously, began to recruit and hire internal resources to bring the internal audit function back in-house;

•	higher bad debt expense, primarily due to credit concerns related to a few specific customers in our Enclosures segment; and
•	Enclosures segment sales declining at a much faster rate than the decline in SG&A spending.

We anticipate SG&A expense to be about the same percent of sales for the second half of 2002 as it was in the first half as we continue to fund initiatives to improve our business processes, fuel organic growth, and transition our internal audit function back in-house.

R&D expense was $9.0 million and $17.4 million in the second quarter and first half of 2002, compared with $7.3 million and $15.0 million for the same periods last year, or 1.3 and 1.1 percent of sales for both periods, respectively. The year-over-year increases are primarily the result of additional investments related to new product development initiatives in our Tools segment.

Operating income
Tools
The following table provides a comparison of Tools segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Six months ended
In thousands	June 29 2002		June 30 2001	June 29 2002		June 30 2001
Tools
Operating income as reported	$30,837		$18,218	$47,523		$26,081
Add back goodwill amortization	—		2,319	—		4,638

Adjusted operating income	$30,837		$20,537	$47,523		$30,719

% of net sales	10.2%		7.5%	8.5%		6.0%
Percentage point change	2.7	pts		2.5	pts

The 2.7 percentage point and 2.5 percentage point increases in second quarter and first half of 2002 operating income margin excluding 2001 goodwill amortization for our Tools segment was primarily the result of:

•	cost savings as a result of our supply management and lean enterprise initiatives;
•	higher sales volume in our DAPC business and Delta business; and
•	favorable product mix in both the Porter-Cable and Delta businesses related to higher margin pneumatic products, accessories, planers, shapers and table saws as well as new products.

These increases were partially offset by:

•	slight decreases in average selling prices due to the introduction of lower price point products for the Delta Shopmaster brand and higher cooperative advertising;
•	additional spending to improve our business processes through lean enterprise;
•	higher selling expense to fund brand awareness advertising; and
•	higher R&D expense related to new product development initiatives.

Water
The following table provides a comparison of Water segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Six months ended
In thousands	June 29 2002		June 30 2001	June 29 2002		June 30 2001
Water
Operating income as reported	$43,708		$35,650	$73,455		$63,843
Add back goodwill amortization	—		4,859	—		9,408

Adjusted operating income	$43,708		$40,509	$73,455		$73,251

% of net sales	16.5%		16.9%	15.4%		15.9%
Percentage point change	(0.4	) pts		(0.5	) pts

The 0.4 percentage point and 0.5 percentage point declines in second quarter and first half of 2002 operating income margin excluding 2001 goodwill amortization for our Water segment was primarily the result of:

•	additional costs in the first quarter of 2002 in our pool business associated with production line rationalization between our factories in California and North Carolina;
•
higher sales of pressure vessels in the second quarter of 2002 for large water treatment systems at somewhat lower-than-normal margins. Sales and operating margin for these products were slightly lower on a year-to-date basis; and

•	higher marketing costs targeted toward untapped industrial markets.

These decreases were partially offset by:

•	cost improvements as a result of our lean enterprise initiatives; and
•	slight increases in average selling prices.

Enclosures
The following table provides a comparison of Enclosures segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Six months ended
In thousands	June 29 2002		June 30 2001	June 29 2002		June 30 2001
Enclosures
Operating income as reported	$6,995		$9,834	$11,603		$31,071
Add back goodwill amortization	—		2,060	—		4,206

Adjusted operating income	$6,995		$11,894	$11,603		$35,277

% of net sales	5.0%		6.8%	4.2%		9.2%
Percentage point change	(1.8	)pts		(5.0	)pts

The 1.8 percentage point and 5.0 percentage point declines in second quarter and first half of 2002 operating income margin excluding 2001 goodwill amortization for our Enclosures segment was primarily the result of:

•	lower sales volume due to significant industry-wide sales declines, resulting in unabsorbed overhead despite reductions in overall cost structure; and
•
higher SG&A expense as a percent of sales, as the decline in sales was at a much faster rate than the reduction in costs, as well as higher bad debt expense as we increased reserves due to credit concerns related to a few specific customers.

These decreases were partially offset by:

•	savings realized as a part of our restructuring program, net of one-time nonrecurring costs; and
•	material cost savings and other cost reductions as a result of our lean enterprise initiatives.

Net interest expense
Net interest expense was $10.5 million and $24.2 million in the second quarter and first half of 2002, a decline of $5.8 million and $9.8 million from the comparable periods in 2001, respectively. Included in the $24.2 million, is a write-off of $1.8 million of financing costs (in the first quarter of 2002) related to excess capacity on certain credit facilities that we do not expect to utilize. Excluding the $1.8 million write-off, net interest expense for the six-month period declined $11.6 million. The decline in net interest expense in 2002 from 2001 is the result of lower interest rates on our variable rate debt and lower average borrowings, driven by our strong cash flow performance.

Provision for income taxes
Our effective tax rate was 33.0 percent in both the second quarter and first half of 2002, compared with 31.1 percent and 31.2 percent, as if we had accounted for goodwill under SFAS 142 (35.3 percent and 36.0 percent and as reported, respectively), for the comparable periods in 2001. The 1.9 percentage point and 1.8 percentage point increases reflect a change in U.S. versus foreign earnings mix in 2002 compared to 2001. We expect our effective tax rate to be approximately 33.0 percent for 2002.

Other expense
In the first quarter of 2001, we incurred a non-cash charge of $2.5 million for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, smaller acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, and availability under existing committed revolving credit facilities. Cash requirements for large acquisitions are generally funded through capital market transactions, which could include the issuance of new debt or the sale of common stock.

Some of our businesses are seasonal in nature due to the products they sell, particularly our tools business and our pool and spa equipment business. Consequently, we have generally experienced negative free cash flow (defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations) in the first half of any given year. However, because we have established a culture that is deeply focused on free cash flow and lean enterprise initiatives, we generated free cash flow of $87.2 million in the first half of 2002, compared with $53.4 million for the same period in 2001. Our free cash flow goal for the full year of 2002 is $200.0 million and our long-term goal is to consistently generate free cash flow that equals or exceeds a 100 percent conversion ratio of net income. Our ability to convert net income into free cash flow gives us the opportunity to invest in new growth initiatives and create shareholder value.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

Days	June 29 2002	December 31 2001	June 30 2001
Days of sales in accounts receivable	63	65	68
Days inventory on hand	68	75	79
Days in accounts payable	57	59	60
Cash conversion cycle	74	81	87

Operating activities
Operating activities provided $102.5 million in the first half of 2002, compared with $78.5 million for the same period in 2001 for a year-over-year improvement of $24.0 million. The increase was primarily the result of higher accounts payable balances at the end of the second quarter of 2002 compared with the end of 2001, driven by increased material purchases, higher inventory turnover, and improved sell through of products in our Tools segment. In addition, the disposition of our Equipment segment businesses at the end of 2001 provided a year-over-year improvement of $15.3 million.

Investing activities
Capital expenditures in the first half of 2002 and 2001 were $15.3 million and $25.1 million, respectively. We anticipate capital expenditures in 2002 to be approximately $50 million. Anticipated expenditures in 2002 are expected to be in the areas of tooling for new product development and general maintenance capital.

In 2001, we invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $20.4 million was paid for the year ended December 31, 2001 and an additional $4.2 million was paid in the first six months of 2002. We anticipate paying the remaining $0.3 million in the third quarter of 2002. We hold an option to increase our ownership interest in these joint ventures to as much as 100 percent.

Financing activities
Cash used in financing activities for the first half of 2002 was $96.6 million and reflected an $81.1 million reduction in debt and payment of dividends of $17.7 million, or $0.36 per common share. In June 2002, our Board of Directors approved an increase in our quarterly cash dividend payment from $0.18 per common share to $0.19 per common share, payable beginning August 9, 2002.

Financing matters and credit ratings
As of the end of the second quarter of 2002, our capital structure was comprised of $644.6 million in long-term debt (including current maturities), and $1,078.1 million in shareholders’ equity. The ratio of debt-to-total capital as of the end of the second quarter of 2002 was 37.4 percent, compared with 41.6 percent as of the end of 2001 and 45.9 percent as of the end of the second quarter of 2001. The 4.2 percentage point decline from the end of 2001 reflects a decrease in our total debt and an increase in our equity resulting from our strong cash flow performance. Our targeted debt-to-total capital ratio is around 40 percent.

As of June 29, 2002, we had $705.0 million in committed revolving credit facilities with various banks, of which $454.0 million was unused. Credit available under existing facilities, as limited by our tightest financial covenant, was approximately $140.0 million as of the end of June 2002 and is based on a ratio of EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) to total debt (including off-balance sheet synthetic lease obligations of $23.0 million). Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of the end of the second quarter of 2002.

In March 2002, we entered into an interest rate swap agreement with a notional amount of $100 million that matures in 2009, to hedge the fair value of $100 million of fixed rate senior notes. Under the terms of the interest rate swap agreement, we will pay interest semi-annually at the six month LIBOR rate plus 2.49 percent and we will receive interest semi-annually at the annual rate of 7.85 percent. This swap agreement has been designated and accounted for as a fair value hedge in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. Since this swap qualifies for the short-cut method under SFAS 133, changes in the fair value of the swap are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Our credit ratings affect our ability to access debt in the capital markets and the interest rate we pay. Our credit ratings as of July 23, 2002 were as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s (1)	BBB
Moody’s	Baa3

(1)	On July 23, 2002, Standard & Poor’s revised its outlook on Pentair from negative to stable.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position, will provide adequate short-term and long-term liquidity.

Subsequent Event
In 2001, we invested $5.0 million ($3.0 million in the second quarter and $2.0 million in the fourth quarter) to take a 17 percent ownership interest in a privately held developer and manufacturer of laser leveling and measuring devices. In July 2002, we invested an additional $5.0 million which increased our ownership interest to approximately 27 percent. Prior to making the additional investment in July 2002, this investment was accounted for using the cost method of accounting. Beginning in the third quarter of 2002, we will use the equity method of accounting, and accordingly, recognize our share of the income or loss from this investment.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended June 29, 2002. For additional information, refer to Item 7A on page 24 of our 2001 Annual Report on Form 10-K.

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

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

10.29	Retirement Agreement and Release dated June 26, 2002, between Pentair, Inc. and Winslow H. Buxton (Filed herewith).

10.30	Executive Consulting Agreement dated June 26, 2002, between Pentair, Inc. and Winslow H. Buxton (Filed herewith).

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. § 1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. § 1350

(b)	Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2002.

PENTAIR, INC. Registrant

By:	/s/ DAVID D. HARRISON
David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer)