Form 10-Q
period 2002-09-28
PENTAIR INC
filed 2002-11-12
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

On October 25, 2002, 49,227,084 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
In thousands, except per-share data	September 28 2002	September 29 2001	September 28 2002	September 29 2001
Net sales	$629,301	$636,174	$1,940,480	$1,989,770
Cost of goods sold	480,332	487,033	1,478,520	1,525,723

Gross profit	148,969	149,141	461,960	464,047
Selling, general and administrative	78,243	90,152	253,530	276,864
Research and development	8,904	7,805	26,289	22,794

Operating income	61,822	51,184	182,141	164,389
Net interest expense	8,205	14,409	32,411	48,366
Other expense, write-off of investment	—	—	—	2,500

Income before income taxes	53,617	36,775	149,730	113,523
Provision for income taxes	16,214	12,104	47,913	39,733

Net income	$37,403	$24,671	$101,817	$73,790

Earnings per common share
Basic	$0.76	$0.50	$2.07	$1.50
Diluted	$0.75	$0.50	$2.04	$1.50

Weighted average common shares outstanding
Basic	49,235	49,082	49,212	49,040
Diluted	49,804	49,410	49,809	49,270

Cash dividends declared per common share	$0.19	$0.18	$0.55	$0.52

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	September 28 2002	December 31 2001	September 29 2001

Assets

Current assets
Cash and cash equivalents	$39,591	$39,844	$32,816
Accounts and notes receivable, net	415,019	398,579	460,732
Inventories	291,308	300,923	343,127
Deferred income taxes	66,527	69,953	73,675
Prepaid expenses and other current assets	20,735	20,979	28,551
Net assets of discontinued operations	1,771	5,325	106,683

Total current assets	834,951	835,603	1,045,584

Property, plant and equipment, net	306,102	329,500	340,187

Other assets
Goodwill, net	1,098,141	1,088,206	1,111,992
Other assets	115,704	118,889	93,814

Total assets	$2,354,898	$2,372,198	$2,591,577

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$—	$61,890
Current maturities of long-term debt	7,284	8,729	4,371
Accounts and notes payable	188,872	179,149	207,721
Employee compensation and benefits	81,530	74,888	75,645
Accrued product claims and warranties	37,632	37,590	40,221
Income taxes	30,790	6,252	16,066
Other current liabilities	124,039	121,825	125,333

Total current liabilities	470,147	428,433	531,247

Long-term debt	559,218	714,977	781,885
Pension and other retirement compensation	82,683	74,263	69,733
Post-retirement medical and other benefits	42,762	43,583	33,317
Deferred income taxes	35,390	34,128	41,956
Other noncurrent liabilities	64,423	61,812	66,643

Total liabilities	1,254,623	1,357,196	1,524,781

Shareholders’ equity
Common shares par value $0.16 2/3; 49,238,050, 49,110,859, and 49,041,646 shares issued and outstanding, respectively	8,207	8,193	8,174
Additional paid-in capital	482,146	478,541	475,774
Retained earnings	641,376	566,626	616,377
Unearned restricted stock compensation	(8,291)	(9,440)	(10,898)
Accumulated other comprehensive loss	(23,163)	(28,918)	(22,631)

Total shareholders’ equity	1,100,275	1,015,002	1,066,796

Total liabilities and shareholders’ equity	$2,354,898	$2,372,198	$2,591,577

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In thousands	September 28 2002	September 29 2001
Operating activities
Net income	$101,817	$73,790
Depreciation	44,499	48,662
Amortization of intangibles and unearned compensation	2,592	30,966
Deferred income taxes	4,263	3,843
Other expense, write-off of investment	—	2,500
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(9,236)	4,723
Inventories	11,777	47,976
Prepaid expenses and other current assets	2,103	(11,273)
Accounts payable	8,813	(40,417)
Employee compensation and benefits	6,230	(8,086)
Accrued product claims and warranties	(601)	(1,887)
Income taxes	24,104	10,922
Other current liabilities	4,187	(8,281)
Pension and post-retirement benefits	5,664	7,561
Other assets and liabilities	11,141	(4,798)

Net cash provided by continuing operations	217,353	156,201
Net cash provided by (used for) discontinued operations	3,555	(8,944)

Net cash provided by operating activities	220,908	147,257

Investing activities
Capital expenditures	(23,674)	(37,639)
Proceeds from sale of businesses	1,744	—
Acquisitions, net of cash acquired	—	(1,937)
Equity investments	(9,448)	(20,564)
Other	(165)	—

Net cash used for investing activities	(31,543)	(60,140)

Financing activities
Net short-term borrowings	—	(46,937)
Proceeds from long-term debt	387	2,676
Repayment of long-term debt	(168,695)	(22,582)
Proceeds from exercise of stock options	2,683	1,492
Repurchases of common stock	—	(1,458)
Dividends paid	(27,067)	(25,499)

Net cash used for financing activities	(192,692)	(92,308)

Effect of exchange rate changes on cash	3,074	3,063

Change in cash and cash equivalents	(253)	(2,128)
Cash and cash equivalents, beginning of period	39,844	34,944

Cash and cash equivalents, end of period	$39,591	$32,816

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

Had we accounted for goodwill under SFAS 142 for all prior periods presented, our net income and earnings per share would have been as follows:

Supplemental Consolidated Statement of Income Information
(Continuing Operations)

In thousands, except per-share data	Year 2001	Fourth Qtr 2001	Third Qtr 2001	Second Qtr 2001	First Qtr 2001
Reported net income	$57,516	$(16,274)	$24,671	$28,556	$20,563
Add back goodwill amortization, net of tax	32,043	7,890	7,953	8,200	8,000

Adjusted net income	$89,559	$(8,384)	$32,624	$36,756	$28,563

Reported earnings per share – basic	$1.17	$(0.33)	$0.50	$0.58	$0.42
Goodwill amortization	0.65	0.16	0.16	0.17	0.16

Adjusted net earnings per share – basic	$1.82	$(0.17)	$0.66	$0.75	$0.58

Reported earnings per share – diluted	$1.17	$(0.33)	$0.50	$0.58	$0.42
Goodwill amortization	0.65	0.16	0.16	0.17	0.16

Adjusted net earnings per share – diluted	$1.82	$(0.17)	$0.66	$0.75	$0.58

The changes in the carrying amount of goodwill for the nine months ended September 28, 2002 by operating segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated
Balance December 31, 2001	$344,707	$576,757	$166,742	$1,088,206
Foreign currency translation	249	4,473	5,213	9,935

Balance September 28, 2002	$344,956	$581,230	$171,955	$1,098,141

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

In July 2002, the FASB issued SFAS No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, we do not believe that the implementation of this SFAS will have a material impact on our financial statements.

Effective January 1, 2002, we adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new standard requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF 01-9 also requires the reclassification of previously reported results of operations for periods prior to the adoption to conform to the current presentation. Accordingly, previously reported net sales for the three and nine month periods ended September 29, 2001 were reduced by $10.4 million and $30.2 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

3.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
In thousands, except per-share data	September 28 2002	September 29 2001	September 28 2002	September 29 2001
Net income	$37,403	$24,671	$101,817	$73,790

Weighted average common shares outstanding – basic	49,235	49,082	49,212	49,040
Dilutive impact of stock options and restricted stock	569	328	597	230

Weighted average common shares outstanding – diluted	49,804	49,410	49,809	49,270

Earnings per common share – basic	$0.76	$0.50	$2.07	$1.50
Earnings per common share – diluted	$0.75	$0.50	$2.04	$1.50

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	41	1,060	381	1,405

4.	Inventories

Inventories were comprised of:

In thousands	September 28 2002	December 31 2001	September 29 2001
Raw materials and supplies	$85,409	$94,404	$103,096
Work-in-process	35,579	38,760	42,760
Finished goods	170,320	167,759	197,271

Total inventories	$291,308	$300,923	$343,127

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

5.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Nine months ended
In thousands	September 28 2002	September 29 2001	September 28 2002	September 29 2001
Net income	$37,403	$24,671	$101,817	$73,790
Changes in cumulative translation adjustment	(6,189)	13,300	10,940	(1,912)
Changes in market value of derivative financial instruments classified as cash flow hedges	(655)	(4,008)	(5,185)	(193)
Unrealized loss from marketable securities classified as available for sale	—	(39)	—	(513)
Cumulative effect of accounting change – SFAS 133	—	—	—	6,739

Comprehensive income (loss)	$30,559	$33,924	$107,572	$77,911

6.	Equity Method Investment

We have invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $4.5 million was paid in the first nine months of 2002. We hold an option to increase our ownership interest in these joint ventures to 100 percent. Our portion of the earnings of these joint ventures is included in cost of goods sold; however, it is not material.

7.	Cost Method Investment

In July 2002, we invested an additional $5.0 million for a total investment of $10.0 million in the preferred stock of a privately held developer and manufacturer of laser leveling and measuring devices accounted for under the cost method. In addition, we have other cost method investments as disclosed in our 2001 Annual Report on Form 10-K.

8.	Debt

The following table presents the components of long-term debt:

In thousands	September 28 2002	December 31 2001
Revolving credit facilities	$164,000	$329,000
Private placement	131,763	131,787
Senior notes	250,000	250,000
Other	11,835	12,919
Fair value interest rate swap	741	—
Interest rate swap monetization deferred income	8,163	—

Long-term debt, including current portion	566,502	723,706
Less current portion	(7,284)	(8,729)

Long-term debt	$559,218	$714,977

In March 2002, we entered into an interest rate swap agreement to effectively convert interest rate expense on $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six month LIBOR rate plus 2.49 percent. This swap agreement was designated and accounted for as a fair value hedge in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. In September 2002, we terminated this swap agreement and received $8.2 million. This amount is recorded as a premium to the carrying amount of the notes in the condensed consolidated balance sheet and will be amortized as a reduction of interest expense over the remaining term of the Senior notes. The $8.2 million is also shown in the condensed consolidated statement of cash flows as an increase in other assets and liabilities.

Concurrent with the sale of the interest rate swap, we entered into a new interest rate swap agreement to effectively convert $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six month LIBOR rate plus 3.91 percent. This swap agreement has been designated and accounted for as a fair value hedge in accordance with SFAS 133. Since this swap qualifies for the short-cut method under SFAS 133, changes in the fair value of the swap (included in other assets in the condensed consolidated balance sheet) are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

9.	Restructuring Charge

In the fourth quarter of 2001, we recorded a restructuring charge of $42.8 million consisting of:

•	$39.4 million related to the consolidation of manufacturing operations and the elimination of non-critical support facilities within our Enclosures segment; and
•	$3.4 million for the write-off of internal-use software development costs at corporate for the abandonment of a company-wide human resource system.

Of the total $42.8 million, $16.7 million relates to employee termination benefits for approximately 900 employees, of which approximately 830 have been terminated as of September 28, 2002. Employee termination benefits primarily represent cash payments for severance and outplacement counseling fees. The termination of approximately 500 employees was the direct result of plant closures with the remaining reductions spread across a wide range of functions. Since the beginning of 2002, we have closed five manufacturing facilities: Houston, TX; Pensauken, NJ; Brooklyn Center, MN; Livingston, Scotland and Bonneuil, France. Also closed were a warehouse and training facility in the U.S. and four sales offices (two in the U.S. and two in Europe). Approximately $6.0 million of the remaining $9.5 million liability for employee termination benefits represents payments to employees terminated in connection with plant closures that have yet to be paid, awaiting the results of potential litigation proceedings. The remaining $3.5 million relates to ongoing payments to terminated employees and to funds that will be used for the remaining planned terminations.

Exit costs include the incremental costs and contractual obligations for items such as lease termination payments and other facility exit costs. Of the 11 closed facilities, five have been disposed of, two are owned and currently held for resale, and four are leased and currently held for sublease.

Included in other current liabilities on the September 28, 2002 condensed consolidated balance sheet is the unused portion of the restructuring charge liability of $11.7 million. We expect to complete the remaining restructuring activities in fourth quarter of 2002. The restructuring liability will be funded through cash provided by operations.

The components of the restructuring charge and utilization are as follows:

	2001 restructuring charge – fourth quarter	Utilization		Balance September 28 2002
In thousands		Year 2001	Nine months 2002
Employee termination benefits	$16,696	$(2,464)	$(4,690)	$9,542
Non-cash asset disposals	11,050	(11,050)	—	—
Impaired goodwill	7,362	(7,362)		—
Exit costs	7,649	(769)	(4,710)	2,170

Total	$42,757	$(21,645)	$(9,400)	$11,712

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

10.	Business Segments

Financial information by operating segment is included in the following summary. We adopted EITF 01-9 effective January 1, 2002 which resulted in the reclassification (reduction) of previously reported net sales for the three and nine month periods ended September 29, 2001 of $10.4 million and $30.2 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

	Three months ended		Nine months ended
In thousands	September 28 2002	September 29 2001	September 28 2002	September 29 2001
Net sales to external customers
Tools	$265,732	$241,487	$821,595	$750,310
Water	223,637	230,370	700,579	689,850
Enclosures	139,932	164,317	418,306	549,610

Consolidated	$629,301	$636,174	$1,940,480	$1,989,770

Operating income (loss) as reported
Tools	$25,479	$17,524	$73,002	$43,605
Water	29,969	28,427	103,424	92,270
Enclosures	8,884	8,740	20,487	39,811
Other	(2,510)	(3,507)	(14,772)	(11,297)

Consolidated	$61,822	$51,184	$182,141	$164,389

Goodwill amortization
Tools	$—	$2,318	$—	$6,956
Water	—	4,575	—	13,983
Enclosures	—	2,066	—	6,272

Total goodwill amortization	—	8,959	—	27,211
Amortization of unearned compensation	864	1,442	2,592	3,755

Total amortization	$864	$10,401	$2,592	$30,966

Operating income (loss) excluding goodwill amortization
Tools	$25,479	$19,842	$73,002	$50,561
Water	29,969	33,002	103,424	106,253
Enclosures	8,884	10,806	20,487	46,083
Other	(2,510)	(3,507)	(14,772)	(11,297)

Consolidated	$61,822	$60,143	$182,141	$191,600

Other operating income (loss) is primarily composed of corporate expenses, our insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

The reclassified prior period net sales and SG&A (due to the adoption of EITF 01-9) as well as goodwill amortization are summarized as follows:

In thousands	Year 2001	Fourth Qtr 2001	Third Qtr 2001	Second Qtr 2001	First Qtr 2001
Net sales to external customers (1)
Tools	$1,001,645	$251,335	$241,487	$274,419	$234,404
Water	882,615	192,765	230,370	239,854	219,626
Enclosures	689,820	140,210	164,317	175,154	210,139

Consolidated	$2,574,080	$584,310	$636,174	$689,427	$664,169

SG&A (1) (2)	$377,098	$100,234	$90,152	$90,534	$96,178

Goodwill amortization
Tools	$9,274	$2,318	$2,318	$2,319	$2,319
Water	18,560	4,577	4,575	4,859	4,549
Enclosures	8,273	2,001	2,066	2,060	2,146

Total goodwill amortization	36,107	8,896	8,959	9,238	9,014
Amortization of unearned compensation	5,568	1,813	1,442	1,443	870

Total amortization	$41,675	$10,709	$10,401	$10,681	$9,884

SG&A excluding goodwill amortization	$340,991	$91,338	$81,193	$81,296	$87,164
Percent of net sales	13.2%	15.6%	12.8%	11.8%	13.1%

In thousands	Year 2000	Year 1999	Year 1998	Year 1997	Year 1996
Net sales to external customers
Tools	$1,029,658	$850,327	$644,226	$559,907	$467,464
Water	898,247	579,236	438,810	304,647	216,769
Enclosures	777,725	657,500	586,829	600,491	566,919
Other	—	—	—	128,136	133,360

Consolidated	$2,705,630	$2,087,063	$1,669,865	$1,593,181	$1,384,512

SG&A (1) (2)	$396,105	$310,700	$261,302	$241,062	$216,775

Goodwill amortization
Tools	$9,285	$3,282	$287	$214	$306
Water	18,074	12,714	7,793	7,363	4,920
Enclosures	9,097	8,413	5,832	5,576	5,667
Other	—	—	—	418	502

Total goodwill amortization	36,456	24,409	13,912	13,571	11,395
Amortization of unearned compensation	2,675	1,578	1,571	1,669	1,400

Total amortization	$39,131	$25,987	$15,483	$15,240	$12,795

SG&A excluding goodwill amortization	$359,649	$286,291	$247,390	$227,491	$205,380
Percent of net sales	13.3%	13.7%	14.8%	14.3%	14.8%

(1)	Adjusted to give effect to the adoption of EITF 01-9.
(2)	Includes goodwill amortization.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)—(continued)

11.	Discontinued Operations

In October 2001, we completed the sale of our Service Equipment businesses to Clore Automotive, LLC (Clore) and received short-term notes receivable of $18.2 million, of which $12.1 million was received as of December 31, 2001. On August 15, 2002, Clore notified us that they were in default of their loan agreements with their primary lender. As a result, they became in default with the note agreements owed to Pentair. As of September 28, 2002, $5.4 million of the short-term notes receivable with Clore remained unpaid. Clore continues to negotiate with their primary lender and Pentair on the restructuring of their outstanding debt obligations. Based on current negotiations, we believe the amounts owed to Pentair to be recoverable.

12.	Subsequent Events

Acquisitions

On September 30, 2002, we acquired 100 percent of the common stock of Plymouth Products, Inc. from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement, for $120.1 million in cash, net of cash acquired, plus debt assumed of approximately $1.1 million. Plymouth Products, Inc. is a manufacturer of water filtration products used in residential, commercial, and industrial applications and had sales in 2001 in excess of $80.0 million.

On October 2, 2002, we acquired 100 percent of the common stock of privately held Oldham Saw Co., Inc. for $49.8 million cash, net of cash acquired plus debt assumed of approximately $1.5 million. Oldham Saw Co., Inc. designs and manufactures router bits, circular saw blades, and related accessories for the do-it-yourself and professional power tool markets and had net sales in the last 12 months of approximately $59.0 million.

These acquisitions were financed through available lines of credit and had no impact on our compliance with loan covenants.

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

OUR BUSINESS
We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names — Porter-CableTM, Delta®, Biesemeyer®, Ex-CellTM, Air America®, Charge Air Pro®, and Water DriverTM — generating approximately 40 percent of total revenues. Our Water segment manufactures and markets essential products for the transport and treatment of water, wastewater and fluids and generates approximately 35 percent of revenues. Brand names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATATM, CodeLineTM, StructuralTM, WellMateTM and Pentair Pool ProductsTM. Our Enclosures segment accounts for approximately 25 percent of revenues, and designs, manufactures, and markets customized and standard metal and composite enclosures that house and protect sensitive controls and components for markets that include, testing and measurement equipment, automotive, general electronics, data communications, networking, and telecommunications. The segment goes to market under three primary brands: Hoffman Enclosures®, Schroff®, and Pentair Electronic Packaging®.

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

In preparing the financial statements, we follow accounting principles generally accepted in the United States of America, which in many cases require us to make assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. Our critical accounting policies include those related to:

•	self-insurance reserves for product liability, workers’ compensation and other claims;
•	the resolution of matters related to open tax years;
•	the evaluation of long-lived assets, including goodwill and investments, for impairment; and
•	accounting for pensions and other post-retirement benefits, because of the importance of management judgment in making the estimates necessary to apply these policies.

NEW ACCOUNTING STANDARDS – Also see Note 2 (New Accounting Standards) of ITEM 1
We adopted three new accounting standards in the first quarter of 2002:

•	SFAS No. 142, Goodwill and Other Intangible Assets;
•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and
•	EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.

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

SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity’s commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, we do not believe that the implementation of this SFAS will have a material impact on our financial statements.

EITF 01-9 requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF 01-9 is effective for periods beginning after December 15, 2001 and requires the reclassification of previously reported results of operations for periods prior to adoption to conform to the current presentation. Accordingly, previously reported net sales for the three and nine month periods ended September 29, 2001 were reduced by $10.4 million and $30.2 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

RESULTS OF OPERATIONS

Third quarter and first nine months of 2002 operating income for the Tools segment and Other segment (corporate) have been adjusted from our third quarter earnings release on October 15, 2002 due to final closing entries. These entries had no impact on revenue, decreased Tools segment operating income by approximately $490,000, increased total operating income by approximately $200,000, and increased net income by approximately $140,000. There was no change to previously announced earnings per share.

Net sales
The components of the net sales change in 2002 from 2001 were as follows:

	% change from 2001
Percentages	Third quarter	Nine months
Volume	(1.0)	(2.2)
Price	(1.0)	(0.5)
Currency	0.9	0.2

Total	(1.1)	(2.5)

Net sales in the third quarter and first nine months of 2002 totaled $629.3 million and $1,940.5 million, compared with $636.2 million and $1,989.8 million for the same periods in 2001. The $6.9 million or 1.1 percent decline in net sales for the third quarter of 2002 and $49.3 million or 2.5 percent decline in net sales for the first nine months of 2002 compared to the same periods in the prior year were primarily due to:

•	volume declines in our Enclosures segment, reflecting severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets;
•
reduced sales of pool and spa equipment in the third quarter and nine month periods of 2002 compared to the prior year periods, principally due to a shift in order patterns with a major customer. Overall Water segment sales for the first nine months of 2002 were up, driven by increases in the retail and municipal pump markets; and

•
declines in average selling prices due to the introduction of lower price point products for the Delta Shopmaster™ brand and more aggressive promotional pricing and competition in the retail channel for tools. These declines were partially offset by volume increases, particularly for pressure washers and Delta products in both the third quarter and first nine months of 2002.

The continued weakening of the U.S. dollar in the third quarter of 2002 also increased the dollar value of foreign sales by about 0.9 percent for the quarter and 0.2 percent on a year-to-date basis.

Sales by segment and the change from the prior year periods were as follows:

	Three months ended				Nine months ended
In thousands	September 28 2002	September 29 2001	$ change	% change	September 28 2002	September 29 2001	$ change	% change
Tools	$265,732	$241,487	$24,245	10.0%	$821,595	$750,310	$71,285	9.5%
Water	223,637	230,370	(6,733)	(2.9%)	700,579	689,850	10,729	1.6%
Enclosures	139,932	164,317	(24,385)	(14.8%)	418,306	549,610	(131,304)	(23.9%)

Total	$629,301	$636,174	$(6,873)	(1.1%)	$1,940,480	$1,989,770	$(49,290)	(2.5%)

Tools
The 10.0 percent and 9.5 percent increases in Tools segment sales in the third quarter and first nine months of 2002 from 2001 was primarily driven by:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers; and
•
higher sales volume in our Delta business as a result of our new sub-branding strategy through the creation of Delta Shopmaster™ and Delta Industrial™. The Delta Shopmaster™ brand is targeted toward the entry-level do-it-yourselfer and the Delta Industrial™ brand is targeted toward the professional craftsman.

These increases were partially offset by:

•
declines in average selling prices due to the introduction of lower price point products for the Delta Shopmaster™ brand and more aggressive promotional pricing and competition in the retail channel for tools.

Water
The 2.9 percent decline in Water segment sales in the third quarter of 2002 from 2001 was primarily due to:

•
lower sales volume for our pool and spa equipment products due to an anticipated seasonal fall-off in the market, combined with unfavorable timing of orders. Pool and spa equipment sales in 2001 were slow until June which resulted in a relatively strong third quarter, while sales in 2002 resulted in a strong second quarter and an expected weaker third quarter.

The decline in pool and spa equipment sales was partially offset by:

•
strong pump sales during the quarter. The higher pump sales were primarily the result of an increase in volume in the residential business sold through retail which generates lower margins than the commercial and industrial side of the business; and

•	favorable foreign currency effects.

The 1.6 percent increase in Water segment sales in the first nine months of 2002 from 2001 was primarily due to:

•	strong pump sales particularly in the residential retail and municipal markets.

These increases were partially offset by:

•	lower sales volume for our pool and spa equipment products due to expected seasonal fall-off in the market, combined with unfavorable timing of orders.

Enclosures
The 14.8 percent and 23.9 percent declines in Enclosures segment sales in the third quarter and first nine months of 2002 from 2001 was primarily due to:

•	lower sales volume reflecting severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets.

This decrease was partially offset by:

•	favorable foreign currency effects.

Sales in the Enclosures segment have remained flat since the fourth quarter of 2001, and we are uncertain when the markets will recover. Despite extremely unfavorable market conditions, our Enclosures segment management is focused on two areas:

•	reducing existing cost structure; and
•	executing our growth initiatives that target higher sales to identified OEM’s, greater product breadth, increased geographic coverage, and new target markets.

As a result of the above efforts, we have seen an improvement in sequential operating income margin each quarter since the fourth quarter of 2001.

Supplemental Financial Information
Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. The following supplemental condensed consolidated statements of income are presented as if we had accounted for goodwill under SFAS 142 for all prior periods (i.e., no longer amortizing goodwill). The following table shows selected as reported and as adjusted numbers had we been accounting for goodwill under SFAS 142 for the three- and nine-month periods ended September 29, 2001.

	Three months ended September 29, 2001			Nine months ended September 29, 2001
In thousands, except per-share data	As reported	Goodwill amortization	As adjusted	As reported	Goodwill amortization	As adjusted
SG&A	$90,152	$(8,959)	$81,193	$276,864	$(27,211)	$249,653
Operating income	51,184	8,959	60,143	164,389	27,211	191,600
Provision for income taxes	12,104	1,006	13,110	39,733	3,058	42,791
Net income	24,671	7,953	32,624	73,790	24,153	97,943
Earnings per share – diluted	$0.50	$0.16	$0.66	$1.50	$0.49	$1.99

Supplemental Condensed Consolidated Statements of Income	Three months ended			Nine months ended
In thousands	September 28 2002	September 29 2001 As adjusted (1)	Percentage point change	September 28 2002	September 29 2001 As adjusted (1)	Percentage point change
Net sales	$629,301	$636,174		$1,940,480	$1,989,770
Cost of goods sold	480,332	487,033		1,478,520	1,525,723

Gross profit	148,969	149,141		461,960	464,047
% of net sales	23.7%	23.4%	0.3 pts	23.8%	23.3%	0.5 pts
Selling, general and administrative (SG&A) (1)	78,243	81,193		253,530	249,653
% of net sales	12.4%	12.8%	(0.4) pts	13.1%	12.5%	0.6 pts
Research and development (R&D)	8,904	7,805		26,289	22,794
% of net sales	1.4%	1.2%	0.2 pts	1.4%	1.1%	0.3 pts

Operating income	61,822	60,143		182,141	191,600
% of net sales	9.8%	9.5%	0.3 pts	9.4%	9.6%	(0.2) pts
Net interest expense	8,205	14,409		32,411	48,366
% of net sales	1.3%	2.3%	(1.0) pts	1.7%	2.4%	(0.7) pts
Other expense, write-off of investment	—	—		—	2,500
% of net sales	n/a	n/a		n/a	0.1%

Income before income taxes	53,617	45,734		149,730	140,734
% of net sales	8.5%	7.2%	1.3 pts	7.7%	7.1%	0.6 pts
Provision for income taxes (1)	16,214	13,110		47,913	42,791
Effective tax rate	30.2%	28.7%	1.5 pts	32.0%	30.4%	1.6 pts

Net income	$37,403	$32,624		$101,817	$97,943

% of net sales	5.9%	5.1%	0.8 pts	5.2%	4.9%	0.3 pts

Percentages may reflect rounding adjustments.
n/a — not applicable
(1)	The numbers for the three and nine month periods of 2001 have been adjusted to exclude goodwill amortization as noted above.

Gross profit
Gross profit margin was 23.7 percent of sales and 23.8 percent of sales in the third quarter and first nine months of 2002, compared with 23.4 percent and 23.3 percent of sales for the same periods last year.

The 0.3 percentage point and 0.5 percentage point increases in gross profit margin in the third quarter and first nine months of 2002 from 2001 was primarily the result of:

•	savings realized from our supply chain management and lean enterprise initiatives, primarily in our Tools segment;
•	higher sales volume in our Tools segment, particularly for pressure washers;
•
favorable product mix in both the Porter-Cable and Delta businesses (year-to-date period only) related to higher margin pneumatic products, accessories, planers, shapers and table saws as well as new products; and

•	slight increases in average selling prices in our Water segment (year-to-date period only).

These increases were somewhat offset by:

•	lower sales volume in our Enclosures segment resulting in unabsorbed overhead;
•
unfavorable product mix in our Water segment as a result of lower sales of higher margin pool and spa equipment due to timing of orders and higher sales of lower margin residential retail and municipal pumps and lower overhead absorption as we reduced inventory; and

•
decreases in average selling prices, primarily in our Tools segment due to the introduction of lower price point products for the Delta Shopmaster™ brand and more aggressive promotional pricing and competition in the retail channel for tools.

SG&A and R&D
SG&A expense was 12.4 percent of sales in the third quarter of 2002, compared with 12.8 percent (calculation excludes goodwill amortization of $9.0 million) for the same period in 2001. SG&A expense was 13.1 percent of sales in the first nine months of 2002, compared with 12.5 percent (excludes goodwill amortization of $27.2 million) for the same period in 2001.

The 0.4 percentage point decline in SG&A in the third quarter of 2002 from 2001 reflects:

•	lower spending for process improvement investments; and
•	lower expense related to company bonus programs.

The 0.6 percentage point increase in SG&A in the first nine months of 2002 from 2001 reflects:

•	higher selling expense as we continue to fund brand awareness advertising in our Tools segment;
•
additional costs incurred in the second quarter of 2002 as we intentionally accelerated our outsourced internal audit work and, simultaneously, began to recruit and hire internal resources to bring the internal audit function back in-house;

•	higher bad debt expense; and
•	Enclosures segment sales declining at a much faster rate than the decline in SG&A spending.

R&D expense was $8.9 million and $26.3 million in the third quarter and first nine months of 2002, compared with $7.8 million and $22.8 million for the same periods last year. The year-over-year increases are primarily the result of additional investments related to new product development initiatives in our Tools and Water segments.

Operating income
Tools
The following table provides a comparison of Tools segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Nine months ended
In thousands	September 28 2002		September 29 2001	September 28 2002		September 29 2001
Tools
Operating income as reported	$25,479		$17,524	$73,002		$43,605
Add back goodwill amortization	—		2,318	—		6,956

Adjusted operating income	$25,479		$19,842	$73,002		$50,561

% of net sales	9.6%		8.2%	8.9%		6.7%
Percentage point change	1.4	pts		2.2	pts

The 1.4 percentage point and 2.2 percentage point increases in our Tools segment operating income margin in the third quarter and first nine months of 2002 from 2001 (excluding goodwill amortization) was primarily the result of:

•	cost savings as a result of our supply management and lean enterprise initiatives;
•	higher sales volume in our DAPC business for pressure washers and improved profitability in our Delta business due to increased sourcing of product from China; and
•
favorable product mix in both the Porter-Cable and Delta businesses (year-to-date period only) related to higher margin pneumatic products, accessories, planers, shapers and table saws as well as new products; and

These increases were partially offset by:

•	additional spending to improve our business processes through lean enterprise;
•
decreases in average selling prices due to the introduction of lower price point products for the Delta Shopmaster™ brand and more aggressive promotional pricing and competition in the retail channel for tools;

•	higher selling expense to fund brand awareness advertising; and
•	higher R&D expense related to new product development initiatives.

Water
The following table provides a comparison of Water segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Nine months ended
In thousands	September 28 2002		September 29 2001	September 28 2002		September 29 2001
Water
Operating income as reported	$29,969		$28,427	$103,424		$92,270
Add back goodwill amortization	—		4,575	—		13,983

Adjusted operating income	$29,969		$33,002	$103,424		$106,253

% of net sales	13.4%		14.3%	14.8%		15.4%
Percentage point change	(0.9	) pts		(0.6	) pts

The 0.9 percentage point and 0.6 percentage point declines in our Water segment operating income margin in the third quarter and first nine months of 2002 from 2001 (excluding goodwill amortization) was primarily the result of:

•	unfavorable product mix as a result of lower sales of higher margin pool and spa equipment due to timing of orders and higher sales of lower margin residential retail and municipal pumps;
•	lower overhead absorption as we reduced inventory; and
•	higher marketing costs targeted toward the industrial market.

These decreases were partially offset by:

•	cost improvements as a result of our lean enterprise initiatives; and
•	slight increases in average selling prices (year-to-date only).

Enclosures
The following table provides a comparison of Enclosures segment operating income as reported, and those results as if we had accounted for goodwill under SFAS 142 for all prior periods presented:

	Three months ended			Nine months ended
In thousands	September 28 2002		September 29 2001	September 28 2002		September 29 2001
Enclosures
Operating income as reported	$8,884		$8,740	$20,487		$39,811
Add back goodwill amortization	—		2,066	—		6,272

Adjusted operating income	$8,884		$10,806	$20,487		$46,083

% of net sales	6.3%		6.6%	4.9%		8.4%
Percentage point change	(0.3	) pts		(3.5	) pts

The 0.3 percentage point and 3.5 percentage point declines in our Enclosures segment operating income margin in the third quarter and first nine months of 2002 from 2001 (excluding goodwill amortization) was primarily the result of:

•	lower sales volume due to significant industry-wide sales declines, resulting in unabsorbed overhead despite reductions in overall cost structure; and
•
higher SG&A expense as a percent of sales, as the decline in sales was at a much faster rate than the reduction in costs, as well as higher bad debt expense (year-to-date only) as we increased reserves due to credit concerns related to a few specific customers.

These decreases were partially offset by:

•	savings realized as a part of our restructuring program, net of one-time nonrecurring costs; and
•	material cost savings and other cost reductions as a result of our lean enterprise initiatives.

Net interest expense
Net interest expense was $8.2 million and $32.4 million in the third quarter and first nine months of 2002, a decline of $6.2 million and $16.0 million from the comparable periods in 2001, respectively. Included in the $32.4 million, is a write-off of $1.8 million of financing costs (in the first quarter of 2002) related to excess capacity on certain credit facilities that we do not expect to utilize. Excluding the $1.8 million write-off, net interest expense for the nine-month period declined $17.8 million. The decline in net interest expense in 2002 from 2001 is the result of lower interest rates on our variable rate debt and lower average borrowings, driven by our strong cash flow performance.

Provision for income taxes
Our effective tax rate was 30.2 percent and 32.0 percent in the third quarter and first nine months of 2002, compared with 28.7 percent and 30.4 percent, as if we had accounted for goodwill under SFAS 142 (32.9 percent and 35.0 percent as reported, respectively), for the comparable periods in 2001. The 1.5 percentage point and 1.6 percentage point increases reflect a change in U.S. versus foreign earnings mix in 2002 compared to 2001. We expect our effective tax rate to be approximately 32.0 percent for 2002.

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

Some of our businesses are seasonal in nature due to the products they sell, particularly our tools business and our pool and spa equipment business. Consequently, in previous years, we have generally experienced negative free cash flow (defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations) in the first half of any given year. Free cash flow for the first nine months of 2002 was $197.2 million compared with $109.6 million for the same period in 2001. Included in the $197.2 million is $8.2 million related to an interest rate swap agreement that was terminated in September 2002. Our free cash flow goal for the full year of 2002 is $200.0 million and we expect to exceed this goal by approximately $20.0 million. Our long-term goal is to consistently generate free cash flow that equals or exceeds a 100 percent conversion ratio of net income. Our ability to convert net income into free cash flow gives us the opportunity to repay indebtedness and invest in new growth initiatives to create shareholder value.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

Days	September 28 2002	December 31 2001	December 31 2001
Days of sales in accounts receivable	62	65	66
Days inventory on hand	66	75	77
Days in accounts payable	55	59	60
Cash conversion cycle	73	81	83

Operating activities
Cash provided by operating activities was $220.9 million in the first nine months of 2002. Cash was provided by net income and non-cash related adjustments to net income as well as cash provided from changes in working capital balances as a result of our lean enterprise initiatives and focus on free cash flow.

Investing activities
Capital expenditures in the first nine months of 2002 and 2001 were $23.7 million and $37.6 million, respectively. We anticipate capital expenditures in 2002 to be approximately $50 million. Anticipated expenditures in 2002 are expected to be in the areas of tooling for new product development and general maintenance capital.

In 2001, we invested approximately $24.9 million to take a 40 percent interest in certain joint venture operations of an Asian supplier for bench and portable tools, of which $20.4 million was paid for the year ended December 31, 2001 and an additional $4.5 million was paid in the first nine months of 2002. We hold an option to increase our ownership interest in these joint ventures to 100 percent.

In July 2002, we invested an additional $5.0 million for a total investment of $10.0 million in the preferred stock of a privately held developer and manufacturer of laser leveling and measuring devices accounted for under the cost method.

Financing activities
Cash used in financing activities for the first nine months of 2002 was $192.7 million and reflected a $168.3 million reduction in debt and payment of dividends of $27.1 million, or $0.55 per common share.

Financing matters and credit ratings
As of the end of the third quarter of 2002, our capital structure was comprised of $566.5 million in long-term debt (including current maturities), and $1,100.3 million in shareholders’ equity. The ratio of debt-to-total capital as of the end of the third quarter of 2002 was 34.0 percent, compared with 41.6 percent as of the end of 2001 and 44.3 percent as of the end of the third quarter of 2001. The 7.6 percentage point decline from the end of 2001 reflects a decrease in our total debt and an increase in our equity resulting from our strong cash flow performance. Our targeted debt-to-total capital ratio is around 40 percent.

As of September 28, 2002, we had $652.0 million in committed revolving credit facilities with various banks, of which $488.0 million was unused. Credit available under existing facilities, as limited by our tightest financial covenant, was approximately $223.0 million as of the end of September 2002 and is based on a ratio of total debt (including off-balance sheet synthetic lease obligations of $23.0 million) to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). Our debt agreements contain certain financial covenants that restrict the amount paid for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of the end of the third quarter of 2002.

In March 2002, we entered into an interest rate swap agreement to effectively convert interest rate expense on $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six month LIBOR rate plus 2.49 percent. This swap agreement was designated and accounted for as a fair value hedge in accordance with SFAS No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. In September 2002, we terminated this swap agreement and received $8.2 million. This amount is recorded as a premium to the carrying amount of the notes in the condensed consolidated balance sheet and will be amortized as a reduction of interest expense over the remaining term of the Senior notes. The $8.2 million is also shown in the condensed consolidated statement of cash flows as an increase in other assets and liabilities.

Concurrent with the sale of the interest rate swap, we entered into a new interest rate swap agreement to effectively convert $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six month LIBOR rate plus 3.91 percent. This swap agreement has been designated and accounted for as a fair value hedge in accordance with SFAS 133. Since this swap qualifies for the short-cut method under SFAS 133, changes in the fair value of the swap (included in other assets in the condensed consolidated balance sheet) are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Our credit ratings affect our ability to access debt in the capital markets and the interest rate we pay. Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s (1)	BBB
Moody’s	Baa3

(1)	On July 23, 2002, Standard & Poor’s revised its outlook on Pentair from negative to stable.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position, will provide adequate short-term and long-term liquidity.

Other Factors
We currently have a minimum required cash pension contribution coming due of approximately $9.0 million for 2002 for our U.S. qualified pensions plans with a maximum deductible cash contribution of approximately $16.0 million. The minimum contribution is not due until September 2003, however, we may choose to make a contribution in 2002.

Discontinued Operations
In October 2001, we completed the sale of our Service Equipment businesses to Clore Automotive, LLC (Clore) and received short-term notes receivable of $18.2 million, of which $12.1 million was received as of December 31, 2001. On August 15, 2002, Clore notified us that they were in default of their loan agreements with their primary lender. As a result, they became in default with the note agreements owed to Pentair. As of September 28, 2002, $5.4 million of the short-term notes receivable with Clore remained unpaid. Clore continues to negotiate with their primary lender and Pentair on the restructuring their outstanding debt obligations. Based on current negotiations, we believe the amounts owed to Pentair to be recoverable.

Subsequent Events
Acquisitions
On September 30, 2002, we acquired 100 percent of the common stock of Plymouth Products, Inc. from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement, for $120.1 million in cash, net of cash acquired, plus debt assumed of approximately $1.1 million. Plymouth Products, Inc. is a manufacturer of water filtration products used in residential, commercial, and industrial applications and had sales in 2001 in excess of $80.0 million.

On October 2, 2002, we acquired 100 percent of the common stock of privately held Oldham Saw Co., Inc. for $49.8 million cash, net of cash acquired plus debt assumed of approximately $1.5 million. Oldham Saw Co., Inc. designs and manufactures router bits, circular saw blades, and related accessories for the do-it-yourself and professional power tool markets and had net sales in the last 12 months of approximately $59.0 million.

These acquisitions were financed through available lines of credit and had no impact on our compliance with loan covenants.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended September 28, 2002. For additional information, refer to Item 7A on page 24 of our 2001 Annual Report on Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls
There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

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

ITEM 6.		Exhibits and Reports on Form 8-K

(a	)	Exhibits

10.25 Second Amended and Restated 364-Day Credit Agreement dated as of August 29, 2002, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Filed herewith).

10.26 Term Loan Agreement dated as of August 8, 2002, by and between Pentair and Credit Lyonnais New York Branch (Filed herewith).

99.1 Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b	)	Reports on Form 8-K

A Form 8-K dated and filed on August 13, 2002 with the SEC indicating that each of the Chief Executive Officer, Randall J. Hogan, and Chief Financial Officer, David D. Harrison, of Pentair, Inc. submitted to the SEC sworn statements pursuant to Securities and Exchange Commission Order No. 4-460. The officers executed such statements in the exact form required by such Order.

A Form 8-K dated November 11, 2002 and filed on November 12, 2002 with the SEC announcing the resignation of Frank J. Feraco as the President and Chief Operating Officer of our Tools segment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2002.

PENTAIR, INC. Registrant

By:	/s/ DAVID D. HARRISON
David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Certification of Chief Executive Officer
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Randall J. Hogan, Chairman and Chief Executive Officer of Pentair, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pentair, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ RANDALL J. HOGAN
Randall J. Hogan Chairman and Chief Executive Officer

Certification of Chief Financial Officer
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, David D. Harrison, Executive Vice President and Chief Financial Officer of Pentair, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pentair, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ DAVID D. HARRISON
David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer