Form 10-K
period 2002-12-31
PENTAIR INC
filed 2003-03-17
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒    No  ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant on June 28, 2002 was $2,204,289,585 based upon a closing price of $48.0781 per share.

The number of shares outstanding of Registrant’s only class of common stock on January 31, 2003, was 49,345,985.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2003 Annual Meeting of Shareholders — Part III

Pentair, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2002

PART I

ITEM 1.    BUSINESS

Unless otherwise indicated, all references to “Pentair,” “we,” “our,” and “us” refer to Pentair, Inc., a Minnesota corporation (incorporated in 1966), and its subsidiaries.

Overview

We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names — Porter-Cable™, Delta®, Delta Shopmaster™, Delta Industrial™, Biesemeyer®, FLEX™, Ex-Cell™, Air America®, Charge Air Pro®, 2 x 4™, Oldham®, Contractor SuperDuty™, Viper®, Hickory Woodworking®, The Woodworker’s Choice®, and United States Saw®, — generating approximately 40 percent of total revenues. Our Water segment manufactures and markets essential products for the transport, storage, and treatment of water and wastewater and generates approximately 35 percent of total revenues. Brand names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATA™, CodeLine™, Structural™, WellMate™, Verti-line™, Layne & Bowler™, American Plumber™, Armor™, National Pool Tile™, Rainbow Lifegard™, Paragon Aquatics™, Kreepy Krauly™, and Pentair Pool Products™. Our Enclosures segment accounts for approximately 25 percent of total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. The segment goes to market under four primary brands: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™.

Our diversification has enabled us to provide shareholders with relatively consistent operating results despite difficult markets that may occur in one or another segment at times. We anticipate ongoing demand for power tools, the increasing need for clean water throughout the world, and the critical importance of protecting sensitive electronics will give Pentair strong prospects for long-term performance.

Pentair Strategy

Our basic operating strategies include:

•	long-term growth in sales and income, driven by internal growth initiatives and acquisitions;

•	ongoing cost containment and productivity improvement driven by lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);

•	new product development and consistent product enhancement;

•	multi-channel distribution; and

•	portfolio management of our businesses.

Pentair Financial Objectives

Our long-term financial objectives are:

•	Sales growth: 5-8% organic, plus acquisitions

•	Achieve benchmark financial performance:

• Return on Sales (ROS)	12%

• Net Return on Sales (NROS)	7.5%

• Return on Invested Capital (ROIC)	20%

• Free Cash Flow (FCF)	100% conversion of net income

• EPS Growth	20%

• Debt/Total Capital	40%

•	Achieve 5% annual productivity improvement on core business cost

RECENT DEVELOPMENTS

Growth of our business

We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities. We seek growth both through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business over the past five years.

Acquisitions

On September 30, 2002, we acquired 100 percent of the common stock of Plymouth Products, Inc. and affiliated entities (Plymouth Products) from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement, for $120.4 million in cash, net of cash acquired, plus debt assumed of approximately $1.1 million. Plymouth Products is a manufacturer of water filtration products used in residential, commercial, and industrial applications and had sales in 2001 in excess of $80.0 million.

On October 1, 2002, we acquired 100 percent of the common stock of privately held Oldham Saw Co., Inc. and affiliated entities (Oldham Saw) for $49.9 million cash, net of cash acquired plus debt assumed of approximately $1.5 million. Oldham Saw designs, manufactures, and markets router bits, circular saw blades, and related accessories for the do-it-yourself (DIY) and professional power tool markets and had net sales in the last 12 months of approximately $59.0 million.

These acquisitions were financed through available lines of credit.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued operations/divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

BUSINESS SEGMENTS

We classify our continuing operations into the following business segments:

•	Tools — manufactures and markets power tool products positioned at the mid- to upper-end of the market and targets non-professional DIY, upscale hobbyists, and professional end users. Tools segment products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers.

•	Water — manufactures and markets essential products for the transport, storage, and treatment of water and wastewater. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations, storage tanks, filtration cartridges and systems, and pool and spa equipment and accessories.

•

Enclosures — designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components. Markets served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Business segment and geographical financial information is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

TOOLS SEGMENT

Strategy

Our Tools segment strategies are to:

•	Reduce our overall cost structure by:

•	implementing PIMS enterprise practices;

•	utilizing low-cost manufacturing facilities; and

•	capturing supply management opportunities.

•	Leverage brands by:

•	accelerating innovation;

•	reducing product development cycle time; and

•	instituting targeted reseller and user marketing programs.

•	Reinforce our multi-channel strategy by targeting under-penetrated channels.

•	Drive accessories growth.

•	Grow our service business.

•	Pursue international markets.

Seasonality

We experience strong seasonal demand for our pressure washer product line in the March through August time period. Demand for woodworking machinery, portable power tools, accessories, and compressors are strongest during spring and fall promotional events. As a result, we typically experience stronger sales in the second and fourth quarters and weaker sales in the first and third quarters. This seasonality also drives higher inventories and accounts receivable levels in the second and third quarters of each year.

Competition

The Tools segment faces numerous competitors and strong distributors, many of which are larger and have more resources. Competition in the Tools segment has been intense and continues to increase, especially as these industries consolidate. In most markets, only a few large players remain, each having extensive product lines. We anticipate growth to come from product development, continued penetration of expanding market channels, and acquisitions, especially in the accessories arena.

Competition at the end-user level focuses primarily on brand names, product performance and features, quality, service, and price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, and competitive pricing. Our strategy is to be the price/quality leader in our selected markets. We believe our success in maintaining our position in the marketplace is primarily due to strong brands, developing product feature innovations, new products, promotions, and productivity gains.

Customer concentration

Information regarding significant customers in our Tools segment is contained in ITEM 8, Note 1 and Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

WATER SEGMENT

Strategy

Our Water segment strategies are to:

•	Accelerate innovation by:

•	developing breakthrough products;

•	reducing product development cycle times; and

•	pursuing system and service business opportunities.

•	Grow the business through:

•	expanding our business beyond the U.S., especially in the Asia/Pacific regions; and

•	acquisitions to fill product lines and expand applications.

•	Improve profitability via operational excellence by:

•	honing customer and product profitability;

•	reducing overhead costs;

•	improving product rationalization and sourcing;

•	implementing PIMS throughout the organization; and

•	capturing supply management opportunities.

•	Minimize inventory requirements.

Seasonality

We experience strong seasonal demand in our Water segment for pool and spa equipment products in the March through July time period, with some advance sales occurring in earlier months, which generally include extended payment terms. As the installed base grows throughout North America and Europe, the selling season tends to lengthen.

Competition

Our Water segment faces numerous competitors, some of which are larger, and have more resources. Competition in the commercial and residential pump markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pump markets. In municipal pump markets, competition focuses on performance to required specification, service, and price. Competition in the water treatment and filtration component markets focuses on product performance and design, quality, delivery, and price. In the pool and spa equipment market, there are a number of competitors, only a few of which have as broad of a product line as ours. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our existing distribution channels and reputation for quality also contribute to our continuing market penetration.

Customer concentration

Information regarding significant customers in our Water segment is contained in ITEM 8, Note 1 and Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

ENCLOSURES SEGMENT

Strategy

Our Enclosures segment strategies are to:

•	Lower our manufacturing cost by:

•	shifting manufacturing to low labor cost areas;

•	implementing PIMS enterprise practices; and

•	driving operational excellence.

•	Decrease our current cost structure by:

•	continued infrastructure reductions; and

•	product offering transformation.

•	Increase sales volume by:

•	focusing on growing market segments;

•	pursuing strategic OEMs;

•	leveraging our distribution channels; and

•	globalization.

Competition

Competition in the enclosures markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, and customer service are significant factors. The overall global decline in market demand over the last two years has created excess capacity throughout the industry. Despite the retrenchment of virtually all participants in these markets, the need to generate fixed-cost absorption in this period of weakened demand has caused increased price competition in many markets. In 2002, our Enclosures segment focused on cost control during a period of flat demand, which improved profitability on a sequential quarter to quarter basis, while many competitors faced financial constraints and even bankruptcy stemming from significant volume declines. Future growth in the Enclosures segment will likely come from continued channel penetration, growth in targeted market segments, new product development, and geographic expansion. Consolidation, globalization, and outsourcing are visible trends in the enclosures marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Enclosures business has the broadest array of products available, as well as the capability to deploy them globally.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders from continuing operations as of December 31 by segment was:

In thousands	2002	2001	$ change	% change

Tools	$23,113	$20,700	$2,413	11.7%
Water	97,777	93,725	4,052	4.3%
Enclosures	52,525	69,579	(17,054)	(24.5%)

Total	$173,415	$184,004	$(10,589)	(5.8%)

The $2.4 million increase in Tools segment backlog was primarily due to the 2002 acquisition of Oldham Saw and the timing of orders. The $4.1 million increase in Water segment backlog was primarily due to the 2002 acquisition of Plymouth Products. The $17.1 million decline in Enclosures segment backlog reflects the downturn in the datacom and telecom markets and the change in customer order patterns reverting from placing large program orders (necessary during a market upswing to ensure position in the build schedule) back to placing smaller orders with shorter lead times. We expect that our backlog at December 31, 2002 will be filled in 2003.

Research and development

Research and development costs during 2002, 2001, and 2000 were $36.9 million, $31.2 million, and $31.2 million, respectively.

Environmental

Matters pertaining to the environment are discussed in ITEM 3, ITEM 7, and in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials

The principal materials used in the manufacturing of products are electric motors, mild steel, stainless steel, plastic, electronic components, and paint (powder and liquid). In addition to the purchase of raw materials, some finished goods are purchased for distribution through our sales channels.

The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist, and we believe that the termination of any of these commitments would not have a material adverse effect on operations.

In our Tools segment, we have invested approximately $25 million to acquire a 40 percent interest in certain joint venture operations of a long-time Asian tool supplier, which supplies us with a large portion of our bench top power tools. See also ITEM 8, Note 6 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Certain commodities, such as steel, are subject to a degree of market and duty-driven price fluctuations. These fluctuations are managed through several mechanisms, including long-term agreements with escalator / de-escalator clauses.

Intellectual property

Patents, trademarks, and proprietary technology are important to our business. However, we do not regard our business as being materially dependent upon any single patent, trademark, or technology.

Employees

At the end of 2002, we employed approximately 11,900 people worldwide. Total employees in the United States were approximately 9,300, of which approximately 850 were represented by trade unions having collective bargaining agreements. We consider our employee relations to be very good.

Available information

We maintain a website with the address www.pentair.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge (other than an investor’s own Internet access charges) through our website our Annual Report on Form 10-K, Quarterly Reports on Forms 10-Q, and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Our corporate office is located in St. Paul, Minnesota. Manufacturing operations are carried out at approximately 20 plants located throughout the United States and at 14 plants located in 11 other countries. Through a 40 percent-owned joint venture with a long-time Asian tool supplier, we have an interest in four additional factories in Asia. We also own or lease six other facilities that have been closed, of which five are located in the United States and one in Scotland. In addition, we have approximately 23 warehouse facilities and numerous sales and service offices throughout the world.

We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3.    LEGAL PROCEEDINGS

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to product liability, environmental, safety and health, patent infringement, and employment matters. We believe that the outcome of these legal proceedings and claims will not have a material adverse effect on our financial position, liquidity, or future results of operations.

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, as well as the disposition of the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites, including one site in Los Angeles, California. This was acquired in the acquisition of Essef Corporation in 1999 and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2002, our reserve for such environmental liabilities was approximately $10 million. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Product liability claims

As of February 28, 2003, we are defendants in approximately 120 product liability lawsuits and have been notified of approximately 140 additional claims. We continue to have in place insurance coverage deemed adequate for our needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company (Penwald), a regulated insurance company wholly owned by Pentair. See discussion in ITEM 8, Note 1 of the Notes to the Consolidated Financial Statements – Insurance subsidiary. Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. We have not experienced significant unfavorable trends in either the severity or frequency of product liability claims.

Horizon litigation

Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition in August 1999. These lawsuits alleged exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual “opt-out” passenger suits, and a suit by Celebrity. Celebrity alleges in its suit that it has sustained economic damages due to loss of use of the M/V Horizon while it was dry-docked.

The claims against Essef and its involved subsidiaries are based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa and filters contained bacteria that infected certain passengers on cruises from December 1993 through July 1994.

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

The trial resulted in a jury verdict on June 13, 2000 finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). Compensatory damages in the total amount of $2.7 million were awarded, each defendant being accountable for its proportionate share of liability. The Essef defendants’ proportionate share is covered by insurance. Punitive damages were separately awarded against the Essef defendants in the total amount of $7 million, with 60% awarded to all remaining plaintiffs and 40% to Celebrity. The Essef defendant filed post-trial motions challenging the verdict which were denied in February 2002 and has subsequently filed an appeal to the United States Court of Appeal for the Second Circuit.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE	OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	47

Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies’ 1994 — 1997: Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; Carrier Transicold President 1995 — 1997; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.

David D. Harrison	55

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

Richard J. Cathcart	58

President and Chief Operating Officer of Water Technologies segment since January 2001; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.

Michael V. Schrock	50

President and Chief Operating Officer of Enclosures segment since October 2001; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.

Louis L. Ainsworth	55	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 June 1997.

Karen A. Durant	43

Vice President of Finance and Controller since April 2002; Vice President, Controller September 1997 — March 2002; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant), October 1989 — August 1994.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Pentair’s common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2002, there were 4,092 shareholders of record.

The high, low, and closing sales price (all stock prices are closing prices per the New York Stock Exchange) for our common stock and the dividends declared for each of the quarterly periods for 2002 and 2001 were as follows:

	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$45.1406	$49.6094	$47.1094	$38.3100	$30.5625	$36.4063	$38.0469	$39.2813
Low	32.3750	42.3438	36.8400	29.3400	22.5000	24.5000	28.8906	29.7344
Close	44.9688	48.0781	37.7900	34.5500	25.4844	33.7969	30.7656	36.5156
Dividends declared	0.18	0.18	0.19	0.19	0.17	0.17	0.18	0.18

Pentair has paid 108 consecutive quarterly dividends. See ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for certain dividend restrictions.

ITEM 6.    SELECTED FINANCIAL DATA

		Years ended December 31
	Dollars in thousands, except per-share data	2002	2001	2000	1999	1998	1997	1996

	Statement of operations
Net sales	Tools	$1,092,331	$1,001,645	$1,029,658	$850,327	$644,226	$559,907	$467,464
	Water	932,420	882,615	898,247	579,236	438,810	304,647	216,769
	Enclosures	556,032	689,820	777,725	657,500	586,829	600,491	566,919
	Other	—	—	—	—	—	128,136	133,360

	Total	2,580,783	2,574,080	2,705,630	2,087,063	1,669,865	1,593,181	1,384,512

	Sales growth	0.3%	(4.9% )	29.6%	25.0%	4.8%	15.1%

	Cost of goods sold	1,965,076	1,967,945	2,051,515	1,529,419	1,227,427	1,189,777	1,032,343
	Gross profit	615,707	606,135	654,115	557,644	442,438	403,404	352,169
	Margin %	23.9%	23.5%	24.2%	26.7%	26.5%	25.3%	25.4%

	Selling, general and administrative	342,806	377,098	396,105	310,700	261,302	241,062	216,775
	Research and development	36,909	31,171	31,191	22,170	16,894	16,236	11,989
Restructuring charge	Tools	—	—	5,396	6,305	—	—	—
	Water	—	—	—	—	—	—	—
	Enclosures	—	38,427	(1,625)	16,743	—	—	—
	Other	—	1,678	21,018	—	—	—	—

	Total	—	40,105	24,789	23,048	—	—	—

Operating income	Tools	97,598	63,232	23,751	100,680	80,383	62,669	45,800
	Water	126,559	109,792	120,732	73,362	56,264	32,366	30,562
	Enclosures	29,942	1,857	96,268	46,346	46,026	47,282	53,856
	Other	(18,107)	(17,120)	(38,721)	(18,662)	(18,431)	3,789	(6,813)

	Total	235,992	157,761	202,030	201,726	164,242	146,106	123,405

	Margin %	9.1%	6.1%	7.5%	9.7%	9.8%	9.2%	8.9%

	Gain on sale of business	—	—	—	—	—	10,313	—
	Net interest expense	43,545	61,488	74,899	43,582	19,855	19,729	16,849
	Other expense, write-off of investment	—	2,985	—	—	—	—	—
	Provision for income taxes	62,545	35,772	45,263	60,056	53,667	58,089	42,860
	Income from continuing operations	129,902	57,516	81,868	98,088	90,720	78,601	63,696
	Income (loss) from discontinued operations, net of tax	—	—	(24,759)	5,221	16,120	12,999	10,813
	Loss on disposal of discontinued operations, net of tax	—	(24,647)	—	—	—	—	—
	Cumulative effect of accounting change, net of tax	—	—	(1,222)	—	—	—	—
	Net income	129,902	32,869	55,887	103,309	106,840	91,600	74,509
	Preferred dividends	—	—	—	—	(4,267)	(4,867)	(4,928)
	Income available to common shareholders	129,902	32,869	55,887	103,309	102,573	86,733	69,581

	Common share data
	Basic EPS — continuing operations	2.64	1.17	1.68	2.24	2.25	1.94	1.57
	Basic EPS — discontinued operations	—	(0.50)	(0.51)	0.12	0.42	0.34	0.29
	Basic EPS — cumulative effect of accounting change	—	—	(0.02)	—	—	—	—

	Basic EPS — net income	2.64	0.67	1.15	2.36	2.67	2.28	1.86

	Diluted EPS — continuing operations	2.61	1.17	1.68	2.21	2.09	1.81	1.47
	Diluted EPS — discontinued operations	—	(0.50)	(0.51)	0.12	0.37	0.30	0.26
	Diluted EPS — cumulative effect of accounting change	—	—	(0.02)	—	—	—	—

	Diluted EPS — net income	2.61	0.67	1.15	2.33	2.46	2.11	1.73

	Cash dividends declared per common share	0.74	0.70	0.66	0.64	0.60	0.54	0.50
	Stock dividends declared per common share	—	—	—	—	—	—	100.0%
	Market value per share (December 31)	34.55	36.52	24.19	38.50	39.81	35.94	32.25

ITEM 6.    SELECTED FINANCIAL DATA – (continued)

		Years ended December 31
	Dollars in thousands, except per-share data	2002	2001	2000	1999	1998	1997	1996

	Balance sheet data
	Accounts receivable	$403,793	$398,579	$468,081	$502,235	$331,672	$314,289	$246,436
	Inventories	293,202	300,923	392,495	352,830	216,084	215,957	206,957
	Property and equipment, net	351,316	329,500	352,984	367,783	271,389	261,486	270,071
	Goodwill, net	1,218,341	1,088,206	1,141,102	1,164,056	448,893	416,605	287,417
	Total assets	2,514,450	2,372,198	2,644,025	2,706,516	1,484,207	1,413,494	1,236,694
	Total debt	735,085	723,706	913,974	1,035,084	340,721	328,538	312,817
	Shareholders’ equity	1,105,724	1,015,002	1,010,591	990,771	707,628	627,653	560,751

	Other data
	Debt/total capital	39.9%	41.6%	47.5%	51.1%	32.5%	34.4%	35.8%
Depreciation	Tools	20,256	20,033	17,406	13,615	10,797	9,664	8,200
	Water	19,478	19,472	19,157	15,453	9,163	7,082	4,894
	Enclosures	19,026	23,008	20,701	26,846	26,453	24,689	22,630
	Other	73	161	2,633	167	158	6,142	6,896

	Total	58,833	62,674	59,897	56,081	46,571	47,577	42,620

Goodwill amortization	Tools	—	9,274	9,285	3,282	287	214	306
	Water	—	18,560	18,074	12,714	7,793	7,363	4,920
	Enclosures	—	8,273	9,097	8,413	5,832	5,576	5,667
	Other	—	—	—	—	—	418	502

	Total	—	36,107	36,456	24,409	13,912	13,571	11,395

	Tax effect of goodwill amortization(1)	—	(4,064)	(3,986)	(3,575)	(2,520)	(2,321)	(1,576)
	Diluted EPS effect of goodwill amortization(1)	—	0.65	0.67	0.47	0.26	0.25	0.22
	Other amortization	5,869	5,568	2,675	1,578	1,571	1,669	1,400
	Net cash provided by operating activities	270,794	232,334	184,947	144,296	120,872	107,896	104,479
	Capital expenditures	56,696	53,668	68,041	53,671	43,335	69,364	67,216
	Employees of continuing operations	11,900	11,700	13,100	12,400	8,800	8,800	8,000
	Days sales outstanding in receivables(2)	59	65	71	68	68	65	64
	Days inventory on hand(2)	63	75	80	71	75	80	85

(1)	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This new standard requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amounts to be consistent with the current year presentation and therefore we have not made any adjustments to the historical financial information presented. However, we have provided supplemental tax and diluted EPS information as we believe it is necessary to the understanding of our financial performance trend.

(2)	Calculated using a 13-month moving average.

Effective January 1, 2002, we adopted EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new standard requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified in selling, general and administrative expense be reclassified and shown as a reduction in net sales. We have restated historical financial information as required by this new standard.

In 2001, we discontinued our Equipment segment (Century Mfg. Co./Lincoln Automotive and Lincoln Industrial businesses). Historical financial information has been adjusted to reflect this change. The 2001 results reflect a pre-tax loss on the sale of these businesses of $36.3 million ($24.6 million after tax, or $0.50 per share).

Cost of goods sold in 2001 includes $1 million related to the 2001 restructuring charge for our Enclosures segment.

The 2000 results reflect a non-cash pre-tax cumulative effect of accounting change related to revenue recognition that reduced income by $1.9 million ($1.2 million after tax, or $0.02 per share).

The 1997 results include a pre-tax gain on the sale of Federal Cartridge of $10.3 million ($1.2 million after tax, or $0.03 per share).

Reference should be made to the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expected,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to maintain and expand relationships with large retail stores;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand;

•	our ability to successfully identify, complete, and integrate future acquisitions; and

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

GENERAL

We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names generating approximately 40 percent of total revenues. Our Water segment manufactures and markets essential products for the transport, storage, and treatment of water and wastewater and generates approximately 35 percent of total revenues. Our Enclosures segment accounts for approximately 25 percent of total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

In our Management’s Discussion and Analysis, we make reference to certain non-GAAP (generally accepted accounting principles) financial measures, including gross profit, operating income, selling, general and administrative (SG&A), income from continuing operations before income taxes, and provision for income taxes, in each case “excluding goodwill amortization and restructuring charges” or “excluding restructuring charge.” We believe that these non-GAAP financial measures are useful to investors because they provide investors with another measure to consider, in conjunction with the GAAP results, that may be helpful to meaningfully compare our operating performance between periods. We also use these non-GAAP financial measures when assessing our own operating performance. A description of the accounting standards applicable to the elimination of the amortization of goodwill is included below under “New Accounting Standards.” A description of the restructuring charges that we exclude from GAAP results is included below under “Results of Operations – Restructuring Charges.” In each case below when we make reference to a non-GAAP financial measure, we also provide a reconciliation to the comparable GAAP financial measure.

RESULTS OF OPERATIONS

Net sales

The components of the net sales change were:

Percentages	2002 vs. 2001	2001 vs. 2000

Volume	0.2	(4.4)
Price	(0.3)	—
Currency	0.4	(0.5)

Total	0.3	(4.9)

Net sales in 2002 totaled $2,581 million, compared with $2,574 million in 2001, and $2,706 million in 2000. In 2002, volume increased by approximately 0.2 percent primarily due to increased demand and acquisitions in both our Tools and Water segments. These increases were mostly offset by the continued weak demand for our Enclosures segment products. Price declined by approximately 0.3 percent primarily due to the introduction of lower price point products and promotional discounting for our Tools segment products. In addition, the continued weakening of the U.S. dollar in 2002 favorably impacted the dollar value of sales by about 0.4 percent. The 4.9 percent or $132 million decline in net sales in 2001 compared to 2000 reflected volume declines in each of our businesses resulting from a weak global economy and a stronger U.S. dollar, which reduced the dollar value of foreign sales by about 0.5 percent.

Sales by segment and the year-over-year changes were as follows:

				2002 vs. 2001		2001 vs. 2000

In thousands	2002	2001	2000	$ change	% change	$ change	% change

Tools	$1,092,331	$1,001,645	$1,029,658	$90,686	9.1%	$(28,013)	(2.7%)
Water	932,420	882,615	898,247	49,805	5.6%	(15,632)	(1.7%)
Enclosures	556,032	689,820	777,725	(133,788)	(19.4%)	(87,905)	(11.3%)

Total	$2,580,783	$2,574,080	$2,705,630	$6,703	0.3%	$(131,550)	(4.9%)

Tools

The 9.1 percent increase in Tools segment sales in 2002 was primarily due to:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers;

•	higher sales volume in our Delta business as a result of our new sub-branding strategy through the creation of Delta Shopmaster™ and Delta Industrial™ brands. The Delta Shopmaster™ brand is targeted toward the entry-level do-it-yourselfer and the Delta Industrial™ brand is targeted toward the professional craftsman; and

•	the fourth quarter 2002 acquisition of Oldham Saw Co., Inc. (Oldham Saw).

These increases were partially offset by:

•	declines in average selling prices due to the introduction of lower price point products for the Delta Shopmaster™ brand and heavy second-half 2002 promotional discounting in a more competitive marketplace.

The 2.7 percent decline in Tools segment sales in 2001 was primarily due to:

•	lower sales volume due to the weak economy, and lower average selling prices stemming from the mid-2000 price discounting activities.

Water

The 5.6 percent increase in Water segment sales in 2002 was primarily due to:

•	higher pump sales, with most of the growth coming from the residential retail and municipal markets;

•	the fourth quarter 2002 acquisition of Plymouth Products, Inc. (Plymouth Products); and

•	higher sales volume in our pool and spa equipment business.

The 1.7 percent decline in Water segment sales in 2001 was primarily due to:

•	lower sales volume for our industrial pumps and components for large water filtration systems as a weaker economy slowed demand, and unfavorable impacts of foreign currency translation. These decreases were partially offset by higher sales volume in our pool and spa equipment business as we increased market share.

Enclosures

The 19.4 percent decline in Enclosures segment sales in 2002 was primarily due to:

•	lower sales volume reflecting severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets, partially offset by favorable foreign currency effects.

The 11.3 percent decline in Enclosures segment sales in 2001 was primarily due to:

•	lower sales volume attributable to sharp declines in all enclosures markets and unfavorable impacts of foreign currency translation, somewhat offset by increased sales due to the expansion in the number of Hoffman distributors.

Gross profit

The following table and discussion provides a comparison of our gross profit.

In thousands	2002	% of sales		2001(1)	% of sales		2000	% of sales

Gross profit	$615,707	23.9%		$606,135	23.5%		$654,115	24.2%
Percentage point change		0.4	pts		(0.7)	pts

(1)	Includes $1 million related to the 2001 restructuring charge for our Enclosures segment.

Gross profit margin was 23.9 percent in 2002, compared with 23.5 percent in 2001 and 24.2 percent in 2000.

The 0.4 percentage point increase in gross profit as a percent of sales in 2002 from 2001 was primarily the result of:

•	savings generated from our supply chain management and lean enterprise initiatives, as well as cost savings realized from restructuring programs;

•	volume increases in our Tools and Water segments; and

•	the fourth quarter 2002 acquisitions of Oldham Saw and Plymouth Products.

These increases were partially offset by:

•	volume declines in our Enclosures segment; and

•	unfavorable selling prices due to increased promotional discounting in our Tools segment.

The 0.7 percentage point decline in gross profit as a percent of sales in 2001 from 2000 was primarily the result of:

•	sharply lower sales volume and unfavorable product mix in our Enclosures segment, partially offset by improved gross margins in our Tools segment due to material price savings and other cost reduction programs and the establishment of additional inventory valuation reserves in 2000 of $8 million.

Selling, general and administrative (SG&A)

The following table and discussion provides a comparison of SG&A expense as reported, and those results excluding goodwill amortization.

In thousands	2002	% of sales	2001	% of sales	2000	% of sales

SG&A as reported	$342,806	13.3%	$377,098	14.6%	$396,105	14.6%
Less goodwill amortization	—	n/a	(36,107)	(1.4%)	(36,456)	(1.3%)

SG&A excluding goodwill amortization	$342,806	13.3%	$340,991	13.2%	$359,649	13.3%

SG&A expense was 13.3 percent of sales or flat when compared with 2001. This was primarily the result of lower spending for process improvement investments in 2002, mostly offset by higher bad debt expense.

SG&A expense in 2001 was 13.2 percent of sales or essentially flat when compared with 2000. However, SG&A expense in 2000 included $22 million to establish additional bad debt reserves. Excluding this amount, SG&A expense as a percent of sales in 2000 was 12.5 percent of sales. The 0.8 percentage point increase in 2001 from 2000, excluding the $22 million reserve adjustment, was primarily the result of higher investments in 2001 to redefine and streamline company-wide business processes in the areas of supply chain management and lean enterprise. In addition, Enclosures segment sales declined at a much faster rate than the decrease in their SG&A expense.

Research and development (R&D)

In thousands	2002	% of sales		2001	% of sales		2000	% of sales

R&D	$36,909	1.4%		$31,171	1.2%		$31,191	1.2%
Percentage point change		0.2	pts		0.0	pts

R&D expense as a percent of sales was 1.4 percent in 2002, compared with 1.2 percent in both 2001 and 2000. The 0.2 percentage point increase in 2002 over 2001 was primarily the result of additional investments related to new product development initiatives in our Tools and Water segments.

Restructuring charges

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

2001 Restructuring Charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that were discontinued as a result of plant closures.

The major components of the 2000 and 2001 restructuring charges and remaining restructuring liability follows:

In thousands	Employee termination benefits	Non-cash asset disposals	Impaired goodwill	Exit costs	Total

December 31, 1999 liability	$12,610	$1,100	$—	$493	$14,203

Change in estimate (first quarter)	(9,110)	—	—	602	(8,508)
2000 restructuring charge (first quarter)	800	915	2,985	1,340	6,040
Change in estimate (fourth quarter)	747	42	—	(332)	457
2000 restructuring charge (fourth quarter)	7,888	10,518	—	8,394	26,800
Utilization of 1999 and 2000 restructuring charges	(5,047)	(12,575)	(2,985)	(2,190)	(22,797)

December 31, 2000 liability	7,888	—	—	8,307	16,195

Change in estimate (fourth quarter)	991	—	—	(2,688)	(1,697)
2001 restructuring charge (fourth quarter)	16,696	11,050	7,362	7,649	42,757
Utilization of 2000 and 2001 restructuring charges	(11,343)	(11,050)	(7,362)	(6,388)	(36,143)

December 31, 2001 liability	14,232	—	—	6,880	21,112

Change in estimate (fourth quarter)	(1,942)	(477)	—	2,419	—
Utilization of 2001 restructuring charge	(8,721)	477	—	(9,299)	(17,543)

December 31, 2002 liability	$3,569	$—	$—	$—	$3,569

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge liability of $3.6 million, primarily related to severance obligations not yet paid to certain terminated individuals and other charges as we are awaiting the results of pending and threatened litigation proceedings, and therefore, are uncertain when this remaining liability will be paid. Funding of future payments will be paid from cash generated from operating activities.

As a result of our 2000 restructuring charge program, we reduced our workforce by approximately 225 employees. Workforce reductions related to the 2001 restructuring charge are for approximately 884 employees, of whom 867 were terminated in 2001 and 2002. Employee termination benefits consist primarily of severance and outplacement counseling fees. Employee termination benefits for the 2001 restructuring charge includes a $0.4 million non-cash charge for the intrinsic value of stock options modified as part of a severance agreement.

Non-cash asset disposals for the 2000 and 2001 restructuring charges were for the write-down of equipment, leasehold improvements, and inventory (2001 only) as a direct result of our decisions to exit certain facilities and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

The following table summarizes the components of the 2000 and 2001 restructuring charges by segment, net of changes in estimates:

In thousands	Tools	Enclosures	Other	Total

Employee termination benefits	$(96)	$(6,064)	$6,485	$325
Non-cash asset disposals	(55)	1,012	10,518	11,475
Impaired goodwill	—	2,985	—	2,985
Exit costs	5,547	442	4,015	10,004

2000 restructuring charge	$5,396	$(1,625)	$21,018	$24,789

Employee termination benefits	$—	$14,754	$991	$15,745
Non-cash asset disposals	—	7,198	3,375	10,573
Impaired goodwill	—	7,362	—	7,362
Exit costs	—	10,068	(2,688)	7,380

2001 restructuring charge	$—	$39,382	$1,678	$41,060

Operating income

Tools

The following table and discussion provides a comparison of our Tools segment operating income as reported, and those results excluding goodwill amortization and restructuring charge.

In thousands	2002	% of sales		2001	% of sales		2000	% of sales

Operating income as reported	$97,598	8.9%		$63,232	6.3%		$23,751	2.3%
Add back goodwill amortization	—	n/a		9,274	0.9%		9,285	0.9%
Add back restructuring charge	—	n/a		—	n/a		5,396	0.5%

Operating income excluding goodwill amortization and restructuring charge	$97,598	8.9%		$72,506	7.2%		$38,432	3.7%

Percentage point change		1.7	pts		3.5	pts

Percentages may reflect rounding adjustments.

The 1.7 percentage point increase in Tools segment 2002 operating income as a percent of net sales was primarily due to:

•	higher sales volume in our DAPC and Delta businesses, partially offset by price declines due to promotional discounting;

•	cost savings as a result of our supply management and lean enterprise initiatives; and

•	the fourth quarter 2002 acquisition of Oldham Saw.

The 3.5 percentage point increase in Tools segment 2001 operating income as a percent of net sales was primarily due to:

•	additional inventory valuation and bad debt reserves established in 2000 of $30 million (2.9 percentage points), and cost savings from our supply chain management and lean enterprise initiatives.

These increases were partially offset by:

•	lower sales volume due to the weak economy and selling prices stemming from mid-2000 price discounting activities, higher warranty costs, and unfavorable pension costs due to lower returns on pension assets.

Water

The following table and discussion provides a comparison of our Water segment operating income as reported, and those results excluding goodwill amortization.

In thousands	2002	% of sales		2001	% of sales		2000	% of sales

Operating income as reported	$126,559	13.6%		$109,792	12.4%		$120,732	13.4%
Add back goodwill amortization	—	n/a		18,560	2.1%		18,074	2.0%

Operating income excluding goodwill amortization	$126,559	13.6%		$128,352	14.5%		$138,806	15.5%

Percentage point change		(0.9	) pts		(1.0	) pts

Percentages may reflect rounding adjustments.

The 0.9 percentage point decline in Water segment operating income as a percent of net sales in 2002 was primarily due to:

•	unfavorable product mix as a result of higher sales of lower margin residential retail pumps;

•	higher costs at certain pump and water treatment businesses; and

•	price declines, primarily related to large international water treatment projects for reverse osmosis housings.

The 1.0 percentage point decline in Water segment operating income in 2001 as a percent of net sales was primarily due to:

•	unfavorable product mix resulting from lower sales volume of certain high margin pump and water treatment products, which were more directly affected by the economic slowdown. These decreases were partially offset by higher sales volume in our pool and spa equipment business.

Enclosures

The following table and discussion provides a comparison of our Enclosures segment operating income as reported, and those results excluding goodwill amortization and restructuring charges.

In thousands	2002	% of sales		2001	% of sales		2000	% of sales

Operating income as reported	$29,942	5.4%		$1,857	0.3%		$96,268	12.4%
Add back goodwill amortization	—	n/a		8,273	1.2%		9,097	1.2%
Add back restructuring charge	—	n/a		39,382	5.7%		(1,625)	(0.2%)

Operating income excluding goodwill amortization and restructuring charge	$29,942	5.4%		$49,512	7.2%		$103,740	13.3%

Percentage point change		(1.8	) pts		(6.1	) pts

Percentages may reflect rounding adjustments.

The 1.8 percentage point decline in Enclosures segment 2002 operating income as a percent of net sales was primarily due to:

•	lower sales volume due to continuing significant industry-wide sales declines, resulting in unabsorbed overhead despite reductions in overall cost structure, partially offset by savings realized as a part of our restructuring program, net of one-time nonrecurring costs.

The 6.1 percentage point decline in Enclosures segment 2001 operating income as a percent of net sales was primarily due to:

•	lower sales volume, attributable to sharp declines in all enclosures markets, unfavorable product mix, and unfavorable pension costs due to lower returns on pension assets. These decreases in 2001 were partially offset by lower costs, primarily due to headcount reductions.

Other expense

In 2001, we incurred a non-cash charge of $3.0 million primarily for the write-off of our business-to-business e-commerce equity investment that we made in early 2000.

Net interest expense

In thousands	2002	% of sales	2001	% of sales	2000	% of sales

Net interest expense	$43,545	1.7%	$61,488	2.4%	$74,899	2.8%

Net interest expense was $43.5 million in 2002, compared with $61.5 million in 2001 and $74.9 million in 2000. The year-over-year declines in net interest expense reflects lower average borrowings driven by our strong cash flow performance in both 2002 and 2001, and lower interest rates on our variable rate debt.

Provision for income taxes

The following table and discussion provides a comparison of our provision for income taxes as reported, and those results excluding goodwill amortization.

In thousands	2002	2001	2000

Income from continuing operations before income taxes	$192,447	$93,288	$127,131
Add back goodwill amortization	—	36,107	36,456

Income from continuing operations before income taxes, excluding goodwill amortization	$192,447	$129,395	$163,587

Provision for income taxes as reported	$62,545	$35,772	$45,263
Effective tax rate as reported	32.5%	38.3%	35.6%
Tax effect of goodwill amortization	—	4,064	3,986

Provision for income excluding goodwill amortization	$62,545	$39,836	$49,249

Effective tax rate excluding goodwill amortization	32.5%	30.8%	30.1%

Our effective tax rate on continuing operations excluding goodwill amortization was 32.5 percent in 2002, compared with 30.8 percent in 2001 and 30.1 percent in 2000. The 1.7 percentage point increase in 2002 from 2001 primarily reflects an increased percentage of earnings taxed in countries with higher marginal rates. The 0.7 percentage point increase in 2001 from 2000 primarily reflects non-deductible amounts related to the 2001 restructuring charge.

We expect our effective tax rate on continuing operations to be 34 percent in 2003.

Discontinued operations/divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, equity and public debt transactions.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	December 31 2002	December 31 2001	December 31 2000

Days of sales in accounts receivable	59	65	71
Days inventory on hand	63	75	80
Days in accounts payable	53	59	59
Cash conversion cycle	69	81	92

Operating activities

Operating activities provided cash flow of $270.8 million in 2002, compared with $232.3 million in 2001, and $184.9 million in 2000. The $38.5 million increase in 2002 from 2001 was primarily due an increase in net income and better working capital management. The $47.4 million increase in 2001 from 2000 was primarily due to an emphasis on better management of accounts receivable and inventories, somewhat offset by the decrease in accounts payable and the decline in net income.

Investing activities

Capital expenditures in 2002, 2001, and 2000 were $56.7 million (including $23.0 million for the acquisition of a previously leased facility) or 2.2 percent of sales, $53.7 million or 2.1 percent of sales, and $68.0 million or 2.5 percent of sales, respectively. We anticipate capital expenditures in 2003 to be approximately $45.0 primarily in the areas of new product development and general maintenance capital.

In the fourth quarter of 2002, we acquired Plymouth Products and Oldham Saw for $170.3 million cash, net of cash acquired plus debt assumed of $2.6 million. The acquisitions are subject to final purchase price adjustments.

We have invested approximately $24.9 million to acquire a 40 percent interest in certain joint venture operations of an Asian supplier for bench top tools, of which $20.4 million was paid for in the year ended December 31, 2001 and an additional $4.5 million was paid in 2002. We hold options to increase our ownership interest in these joint ventures to 100 percent.

In the first quarter of 2001, we acquired Taunus, a Brazilian enclosures manufacturer, for $6.9 million. The acquisition was financed through borrowings under our credit facilities. In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to a 1999 acquisition. The amount received was accounted for as a reduction of goodwill.

We periodically review our array of businesses in comparison to our overall strategic and performance objectives. As part of this review, we may routinely acquire or divest certain businesses.

Financing activities

At December 31, 2002, our capital structure consisted of $735.1 million in total indebtedness and $1,105.7 million in shareholders’ equity. The ratio of debt-to-total capital was 39.9 percent, compared with 41.6 percent at December 31, 2001. Our targeted debt-to-total capital ratio range is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

The following summarizes our significant contractual obligations that impact our liquidity:

	Obligations Due In
In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Contractual debt obligations	$59,322	$377,114	$1,306	$101	$37,530	$250,000	$725,373
Operating leases, net of sublease rentals	26,055	20,075	15,147	10,280	6,337	21,987	99,881
Other long-term obligations	3,146	3,300	3,473	3,636	2,868	2,262	18,685

Total contractual cash obligations, net	$88,523	$400,489	$19,926	$14,017	$46,735	$274,249	$843,939

Long-term debt and lines of credit are explained in detail in ITEM 8, Note 9 of the Notes to Consolidated Financial Statements. Operating leases are explained in detail in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements.

As of December 31, 2002, we had $652 million in committed revolving credit facilities (the Facilities) with various banks consisting of a $242 million 364-day facility that expires on August 28, 2003, and $410 million of multi-currency facilities, of which $20 million expires on August 8, 2004 and $390 million expires on September 2, 2004. Interest rates and fees on the Facilities vary based on our credit ratings.

We believe we will be able to pay or refinance debt coming due in the near term through cash generated from operations combined with our ability to borrow as necessary in the financial markets.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

The weighted-average interest rate for borrowings under the Facilities during 2002 and 2001 was 3.09 percent and 5.52 percent, respectively. Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $227 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of December 31, 2002.

In addition to the Facilities, we have $40.0 million of uncommitted credit facilities, under which we had $0.7 million outstanding as of December 31, 2002.

In 2002, we issued financial stand-by letters of credit to secure our performance to third parties under self-insurance programs, certain legal matters, and other commitments in the ordinary course of business. As of December 31, 2002, we had stand-by letters of credit outstanding of $16.7 million.

Dividends paid in 2002 were $36.4 million, compared with $34.3 million in 2001, and $32.0 million in 2000. The year-over-year increases reflect an increase in our annual per-share dividend of $0.74 in 2002, compared with $0.70 in 2001, and $0.66 in 2000. We have paid dividends for the past 27 years and anticipate paying future dividends.

We believe cash generated from operating activities, together with credit available under committed and uncommitted facilities and our current cash position, will provide adequate short-term and long-term liquidity.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. We define free cash flow as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds a 100 percent conversion of net income. We believe our ability to convert net income into free cash flow gives us opportunities to invest in new growth initiatives to create shareholder value. In 2002, we generated free cash flow of $214.1 million, compared with $178.7 million in 2001, and $116.9 million in 2000.

Off-balance sheet financing

At December 31, 2001, we were a party to a synthetic leasing arrangement for a distribution center and office building in our Tools segment. The lease qualified as an operating lease for accounting purposes and the value of the underlying asset and related debt was off-balance sheet. In the fourth quarter of 2002, we terminated this off-balance sheet financing arrangement and purchased the related facilities for $23 million. At December 31, 2002, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, as well as the disposition of the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites, including one site in Los Angeles, California. This was acquired in the acquisition of Essef Corporation in 1999 and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2002, our reserve for such environmental liabilities was approximately $10 million. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

NEW ACCOUNTING STANDARDS

Effective January 1, 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new standard requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified as selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF Issue No. 01-9 also requires the reclassification of previously reported results of operations for periods prior to the adoption to conform to the current presentation. Accordingly, previously reported net sales for 2001 and 2000 were reduced by $41.9 million and $42.4 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a result, no longer record goodwill amortization. An initial assessment of the recoverability of goodwill recorded on the date of adoption was completed in the second quarter of 2002. Additionally, we performed our annual impairment test in the fourth quarter of 2002. No impairment was present upon performing either of the 2002 impairment tests. The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches.

Had we accounted for goodwill under SFAS No. 142 for all prior periods presented, our net income and earnings per share from continuing operations would have been as follows:

In thousands, except per-share data	2002	2001	2000

Reported net income (continuing operations)	$129,902	$57,516	$81,868
Add back goodwill amortization	—	36,107	36,456
Less income taxes	—	(4,064)	(3,986)

Adjusted net income (continuing operations)	$129,902	$89,559	$114,338

Reported earnings per share – basic (continuing operations)	$2.64	$1.17	$1.68
Goodwill amortization, net of taxes	—	0.65	0.67

Adjusted earnings per share – basic (continuing operations)	$2.64	$1.82	$2.35

Reported earnings per share – diluted (continuing operations)	$2.61	$1.17	$1.68
Goodwill amortization, net of taxes	—	0.65	0.67

Adjusted earnings per share – diluted (continuing operations)	$2.61	$1.82	$2.35

Weighted average common shares outstanding
Basic	49,235	49,047	48,544
Diluted	49,744	49,297	48,645

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003 and have determined that the adoption of this new standard will not have a material effect on our consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, amendment of FASB Statement No. 13 and Technical Corrections. This new standard will require gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board (APB) Opinion No. 30. SFAS No. 145 also amends

SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4, for fiscal years beginning after May 15, 2002. The adoption of these provisions did not have an effect on our consolidated financial position or results of operations. Pentair will adopt the remaining provisions of SFAS No. 145 in 2003. We do not expect the adoption of the remaining provisions will have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, be recognized when the liability is incurred, rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We will adopt SFAS No. 146 on January 1, 2003. We do not expect that SFAS No. 146 will have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pentair will continue to account for stock-based compensation in accordance with APB Opinion No. 25. As such, we do not expect this standard will have a material impact on our consolidated financial position or results of operations. We adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time an entity issues a guarantee, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have not yet determined the effect of adopting the initial recognition and measurement provisions on Pentair’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. We do not expect the adoption of this new standard to have any effect on our consolidated financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Our critical accounting estimates include the following:

Impairment of Goodwill

In conjunction with the implementation of the new accounting rules for goodwill effective January 1, 2002, we performed our initial assessment test, and also completed our annual impairment test of goodwill, and found no impairment. The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill.

Impairment of Long-lived Assets Including Cost and Equity Method Investments

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets.

At the end of 2002, we have $53.8 million invested in certain privately held companies accounted for under the equity and cost methods. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition, and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

Pension

During 2002, asset returns for our U.S. domestic defined benefit pension plans were adversely affected by continued deterioration in the equity markets. In addition, interest rates have declined, which resulted in a decrease in the assumed discount rate used to measure these plans from 7.25 percent in 2001 to 6.25 percent in 2002. The lower asset returns and discount rates have unfavorably impacted the 2002 year-end funded status and increased our pension expense and plan contributions.

The decrease in the discount rate caused an increase in the accumulated benefit obligation, and the accumulated benefit obligation exceeded the fair market value of plan assets at December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset, was the primary cause of a $29.2 million net-of-tax charge to shareholders’ equity for 2002. This charge did not impact 2002 earnings.

Total net periodic pension benefits cost was $12.6 million in 2002, $10.6 million in 2001, and $2.9 million in 2000. Total net periodic pension benefits cost is expected to be approximately $17 million in 2003. The expected increase in net periodic pension cost in 2003 from 2000 is primarily due to a decrease in asset returns and a decrease in the discount rate. The net periodic pension benefit cost for 2003 has been estimated assuming a discount rate of 6.25 percent and an expected return on plan assets of 8.5 percent.

Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of net periodic pension cost ultimately recognized. For purposes of determining the expected return on assets component of net periodic pension cost, the market-related value of assets is calculated by amortizing over a five-year period any differences between actual and expected return on assets. Other differences between assumed and actual experience are deferred as unrecognized gains and losses. Unrecognized gains and losses in excess of SFAS No. 87, Employers’ Accounting for Pensions, minimum threshold requirements are amortized over a ten to fifteen year period.

Pension contributions in 2002 totaled $18.9 million, including $15.3 million of contributions to domestic defined benefit plans. The $15.3 million contribution exceeded the minimum funding requirement. Our 2003 pension contributions are expected to be in the range of $20 million to $25 million.

See ITEM 8, Note 12 of the Notes to Consolidated Financial Statements for a further information regarding pension plans.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

We are exposed to various market risks, including changes in interest rates and foreign currency rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and foreign currency exchange rates. We use derivative financial instruments to manage and reduce the impact of some of these risks. We do not hold or issue derivative financial instruments for trading purposes.

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to fund operations. Interest rate swaps are used to manage a portion of our interest rate risk. The table below summarizes our floating and fixed rate debt obligations including the impact of interest rate swap agreements as of December 31, 2002. The average variable rates depicted below for the interest rate swaps are based on implied forward rates in the yield curve at December 31, 2002.

	Expected year of maturity
Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair value

Long-term debt, including current portion
Variable rate	$—	$330,400	$—	$—	$—	$—	$330,400	$330,400
Average interest rate	—	2.62%	—	—	—	—	2.62%
Fixed rate	59,322	46,714	1,306	101	37,530	250,000	394,973	441,464
Average interest rate	6.25%	6.62%	3.09%	3.09%	6.73%	7.85%	7.34%

Portion subject to interest rate swaps
Variable to fixed	15,000	20,000	20,000	—	—	—	55,000	(3,809)
Average rate to be received	1.32%	2.04%	3.27%	—	—	—	1.86%
Average rate to be paid	6.31%	6.31%	6.31%	—	—	—	6.31%

Fixed to variable	—	—	—	—	—	100,000	100,000	1,154
Average rate to be received	—	—	—	—	—	7.85%	7.85%
Average rate to be paid	—	—	—	—	—	7.65%	7.65%

Foreign currency risk

We have entered into foreign currency swap agreements with a major financial institution to hedge firm foreign currency commitments. As of December 31, 2002, the following table presents principal cash flows of our open currency swap agreements:

	Expected year of maturity
In thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Forward exchange agreements(1)
Receive U.S. dollars	$50,000	$—	$—	$—	$—	$—	$50,000	$7,144
Pay Canadian dollars	69,385	—	—	—	—	—	69,385

Receive Canadian dollars	69,385	—	—	—	—	—	69,385	(3,772)
Pay Euros	45,313	—	—	—	—	—	45,313

Receive Euros	34,601	—	—	—	—	—	34,601	679
Pay Swiss Francs	500	—	—	—	—	—	500
Pay U.S. dollars	31,164	—	—	—	—	—	31,164
Pay British Pounds	2,000	—	—	—	—	—	2,000
Pay Singapore dollars	1,320	—	—	—	—	—	1,320

Total exchange gain								$4,051

(1)	Foreign exchange information is presented in local currency by maturity; however, the fair value is presented in U.S. dollars

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

The independent auditors provide an independent review of the financial statements and the fairness of the information presented therein. The Audit and Finance Committee of the Board of Directors, composed solely of outside directors, meets regularly with us, our internal auditors, and our independent auditors to review audit activities, internal controls, and other accounting, reporting, and financial matters. Both the independent auditors and internal auditors have unrestricted access to the Audit and Finance Committee.

Randall J. Hogan	David D. Harrison
Chief Executive Officer	Executive Vice President and Chief Financial Officer

St. Paul, Minnesota

January 30, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota

January 30, 2003

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2002	2001	2000

Net sales	$2,580,783	$2,574,080	$2,705,630
Cost of goods sold	1,965,076	1,967,945	2,051,515

Gross profit	615,707	606,135	654,115
Selling, general and administrative	342,806	377,098	396,105
Research and development	36,909	31,171	31,191
Restructuring charge	—	40,105	24,789

Operating income	235,992	157,761	202,030
Interest income	793	960	1,488
Interest expense	44,338	62,448	76,387
Other expense, write-off of investment	—	2,985	—

Income from continuing operations before income taxes	192,447	93,288	127,131
Provision for income taxes	62,545	35,772	45,263

Income from continuing operations	129,902	57,516	81,868
Loss from discontinued operations, net of tax	—	—	(24,759)
Loss on disposal of discontinued operations, net of tax	—	(24,647)	—
Cumulative effect of accounting change, net of tax	—	—	(1,222)

Net income	$129,902	$32,869	$55,887

Earnings per common share
Basic
Continuing operations	$2.64	$1.17	$1.68
Discontinued operations	—	(0.50)	(0.51)
Cumulative effect of accounting change	—	—	(0.02)

Basic earnings per common share	$2.64	$0.67	$1.15

Diluted
Continuing operations	$2.61	$1.17	$1.68
Discontinued operations	—	(0.50)	(0.51)
Cumulative effect of accounting change	—	—	(0.02)

Diluted earnings per common share	$2.61	$0.67	$1.15

Weighted average common shares outstanding
Basic	49,235	49,047	48,544
Diluted	49,744	49,297	48,645

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2002	2001

Assets

Current assets
Cash and cash equivalents	$39,648	$39,844
Accounts and notes receivable, net of allowance of $16,676 and $14,142, respectively	403,793	398,579
Inventories	293,202	300,923
Deferred tax assets	55,234	69,953
Prepaid expenses and other current assets	17,132	20,979
Net assets of discontinued operations	1,799	5,325

Total current assets	810,808	835,603

Property, plant and equipment, net	351,316	329,500

Other assets
Goodwill	1,218,341	1,088,206
Other	133,985	118,889

Total other assets	1,352,326	1,207,095

Total assets	$2,514,450	$2,372,198

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$686	$—
Current maturities of long-term debt	60,488	8,729
Accounts payable	171,709	179,149
Employee compensation and benefits	84,965	74,888
Accrued product claims and warranties	36,855	37,590
Income taxes	12,071	6,252
Other current liabilities	109,426	121,825

Total current liabilities	476,200	428,433

Long-term debt	673,911	714,977
Pension and other retirement compensation	124,301	74,263
Postretirement medical and other benefits	42,815	43,583
Deferred tax liabilities	31,728	34,128
Other noncurrent liabilities	59,771	61,812

Total liabilities	1,408,726	1,357,196

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3;
49,222,450 and 49,110,859 shares issued and outstanding, respectively	8,204	8,193
Additional paid-in capital	482,695	478,541
Retained earnings	660,108	566,626
Unearned restricted stock compensation	(5,138)	(9,440)
Accumulated other comprehensive loss	(40,145)	(28,918)

Total shareholders’ equity	1,105,724	1,015,002

Total liabilities and shareholders’ equity	$2,514,450	$2,372,198

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2002	2001	2000

Operating activities
Net income	$129,902	$32,869	$55,887
Depreciation	58,833	62,674	59,897
Goodwill amortization	—	36,107	36,456
Other amortization	5,869	5,568	2,675
Deferred taxes	11,007	(5,315)	9,735
Restructuring charge	—	41,060	24,789
Other expense, write-off of investment	—	2,985	—
Loss on disposal of discontinued operations	—	24,647	—
Cumulative effect of accounting change	—	—	1,222
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	25,535	70,890	17,908
Inventories	29,717	87,840	(45,893)
Prepaid expenses and other current assets	8,147	653	(9,588)
Accounts payable	(18,356)	(69,321)	32,973
Employee compensation and benefits	6,289	(13,185)	(10,810)
Accrued product claims and warranties	(1,704)	(4,468)	(6,318)
Income taxes	5,863	9,942	(8,467)
Other current liabilities	(18,384)	(50,758)	(17,715)
Pension and post-retirement benefits	15,030	17,199	5,353
Other assets and liabilities	9,520	(7,205)	(7,296)

Net cash provided by continuing operations	267,268	242,182	140,808
Net cash provided by (used for) discontinued operations	3,526	(9,848)	44,139

Net cash provided by operating activities	270,794	232,334	184,947

Investing activities
Capital expenditures	(33,744)	(53,668)	(68,041)
Acquisition of previously leased facility	(22,952)	—	—
Proceeds from sale of businesses	1,744	70,100	—
Acquisitions, net of cash acquired	(170,270)	(1,937)	—
Equity investments	(9,383)	(25,438)	—
Other	(7)	(186)	(32)

Net cash used for investing activities	(234,612)	(11,129)	(68,073)

Financing activities
Net short-term borrowings (repayments)	665	(108,336)	(42,471)
Proceeds from long-term debt	462,599	2,811	8,108
Repayment of long-term debt	(468,161)	(84,525)	(82,271)
Proceeds from exercise of stock options	2,730	2,913	3,100
Proceeds from issuance of common stock, net	—	—	774
Repurchases of common stock	—	(1,458)	(410)
Dividends paid	(36,420)	(34,327)	(32,038)

Net cash used for financing activities	(38,587)	(222,922)	(145,208)

Effect of exchange rate changes on cash	2,209	6,617	263

Change in cash and cash equivalents	(196)	4,900	(28,071)
Cash and cash equivalents, beginning of period	39,844	34,944	63,015

Cash and cash equivalents, end of period	$39,648	$39,844	$34,944

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

In thousands, except share and per-share data	Common shares		Additional paid-in capital	Retained earnings	Unearned restricted stock compensation	Accumulated other comprehensive loss	Total	Comprehensive income
	Number	Amount

Balance — December 31, 1999	48,317,068	$8,053	$456,516	$544,235	$(2,434)	$(15,599)	$990,771
Net income				55,887			55,887	$55,887
Change in cumulative translation adjustment						(9,705)	(9,705)	(9,705)
Adjustment in minimum pension liability, net of $926 tax benefit						(1,448)	(1,448)	(1,448)

Comprehensive income								$44,734

Tax benefit of stock options			985				985
Cash dividends — $0.66 per common share				(32,038)			(32,038)
Adjustment for 1999 secondary offering			774				774
Share repurchases	(13,700)	(2)	(408)				(410)
Exercise of stock options	151,529	25	3,075				3,100
Issuance of restricted shares, net of cancellations	257,058	43	7,483		(7,526)		—
Amortization of restricted shares					2,675		2,675

Balance — December 31, 2000	48,711,955	8,119	468,425	568,084	(7,285)	(26,752)	1,010,591
Net income				32,869			32,869	$32,869
Cumulative effect of accounting change (SFAS 133)						6,739	6,739	6,739
Change in cumulative translation adjustment						(9,468)	(9,468)	(9,468)
Adjustment in minimum pension liability, net of $399 tax benefit						(625)	(625)	(625)
Changes in market value of derivative financial instruments						1,188	1,188	1,188

Comprehensive income								$30,703

Tax benefit of stock options			601				601
Cash dividends — $0.70 per common share				(34,327)			(34,327)
Share repurchases	(50,000)	(8)	(1,450)				(1,458)
Exercise of stock options	128,254	21	2,892				2,913
Issuance of restricted shares, net of cancellations	320,650	61	7,662		(7,723)		—
Amortization of restricted shares					5,568		5,568
Stock compensation			411				411

Balance — December 31, 2001	49,110,859	8,193	478,541	566,626	(9,440)	(28,918)	1,015,002
Net income				129,902			129,902	$129,902
Change in cumulative translation adjustment						25,659	25,659	25,659
Adjustment in minimum pension liability, net of $18,670 tax benefit						(29,201)	(29,201)	(29,201)
Changes in market value of derivative financial instruments						(7,685)	(7,685)	(7,685)

Comprehensive income								$118,675

Tax benefit of stock options			1,014				1,014
Cash dividends — $0.74 per common share				(36,420)			(36,420)
Exercise of stock options	96,026	9	2,721				2,730
Issuance of restricted shares, net of cancellations	28,233	4	980		(984)		—
Amortization of restricted shares					5,286		5,286
Shares surrendered by employees to pay taxes	(12,668)	(2)	(561)				(563)

Balance — December 31, 2002	49,222,450	$8,204	$482,695	$660,108	$(5,138)	$(40,145)	$1,105,724

See accompanying notes to consolidated financial statements.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements

1.	Summary of Significant Accounting Policies

Fiscal year

Our fiscal year ends on December 31. Additionally, we report our interim quarterly periods on a 13-week basis ending on a Saturday.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both U.S. and non-U.S., that we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20 percent to 50 percent of the voting stock and have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and, as a result, our share of the earnings or losses of such equity affiliates is included in the statement of income. The cost method of accounting is used for investments in which Pentair has less than a 20 percent ownership interest and we do not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

Certain balances have been reclassified to conform to the 2002 presentation.

Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates. The critical accounting policies that require our most significant estimates and judgments include:

•	the assessment of recoverability of long-lived assets, including goodwill, and cost and equity method investments; and

•	accounting for pensions benefits, because of the importance in making the estimates necessary to apply these policies.

Foreign currency translation

The financial statements of subsidiaries located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these subsidiaries are included in net earnings.

Cash equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers.

We perform periodic credit evaluations of our customer’s financial condition and generally do not require collateral. In addition, we also use credit insurance to minimize the risk on certain accounts. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. As of December 31, 2002, approximately 25 percent of our receivables were due from three large home improvement retailers.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Revenue recognition

We recognize revenue when it is realized or realizable and has been earned. Product revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered and legal title and all risks of ownership have been transferred, written contract and sales terms are complete, customer acceptance has occurred, and payment is reasonably assured. We reduce revenue for estimated product returns, allowances, and price discounts based on past experience.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which among other guidance, clarified the Staff’s views on various revenue recognition and reporting matters. In the fourth quarter of 2000, we changed our method of accounting for certain sales transactions to comply with SAB No. 101, and as a result, we reported a change in accounting principle in accordance with Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, by a cumulative effect adjustment.

Stock-based compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, compensation cost for stock options is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair.

The following table illustrates the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model.

In thousands, except per-share data	2002	2001	2000

Net income
Income from continuing operations — as reported	$129,902	$57,516	$81,868
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(3,412)	(3,900)	(3,631)

Income from continuing operations — pro forma	$126,490	$53,616	$78,237

Earnings per common share — continuing operations
Basic — as reported	$2.64	$1.17	$1.68
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.07)	(0.08)	(0.07)

Basic — pro forma	$2.57	$1.09	$1.61

Diluted — as reported	$2.61	$1.17	$1.68
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.07)	(0.08)	(0.07)

Diluted — pro forma	$2.54	$1.09	$1.61

Weighted average common shares outstanding
Basic	49,235	49,047	48,544
Diluted	49,744	49,297	48,645

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The weighted-average fair value of options granted in 2002, 2001, and 2000 was $10.37, $7.17, and $10.93 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

Percentages	2002	2001	2000

Risk-free rate	3.8	4.0	4.5
Dividend yield	2.1	1.9	2.0
Expected stock price volatility	38.0	42.0	40.0
Expected life after vesting period (years):
Omnibus Plan	1.71	2.05	2.07
Directors Plan	2.46	2.42	2.24

The expected life was determined separately for each plan due to varying exercise patterns. The fair value of options is amortized to expense over a three-year option-vesting period in determining the pro forma impact.

Shipping and handling costs

Amounts billed to customers for shipping and handling are recorded in Net sales in the accompanying consolidated statements of income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are included in Cost of goods sold in the accompanying consolidated statements of income.

Inventories

Inventories are stated at the lower of cost or market. Inventories of United States subsidiaries are generally determined by the last-in, first-out (LIFO) method. Inventories of foreign-based subsidiaries are determined by the first-in, first-out (FIFO) and moving average methods.

Property, plant, and equipment

Property, plant, and equipment is recorded at cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets of acquired businesses. Identifiable intangible assets acquired in business combinations are recorded based upon fair market value at the date of acquisition.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such an impairment could exist. We adopted the provisions of SFAS No. 142 effective January 1, 2002, and as a

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

result, no longer record goodwill amortization. We completed our initial assessment of the recoverability of goodwill in the second quarter of 2002, and we performed our annual impairment test in the fourth quarter of 2002 and found no impairment. The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches.

Had we accounted for goodwill under SFAS No. 142 for all prior periods presented, our net income and earnings per share from continuing operations would have been as follows:

In thousands, except per-share data	2002	2001	2000

Reported net income (continuing operations)	$129,902	$57,516	$81,868
Add back goodwill amortization	—	36,107	36,456
Less income taxes	—	(4,064)	(3,986)

Adjusted net income (continuing operations)	$129,902	$89,559	$114,338

Reported earnings per share — basic (continuing operations)	$2.64	$1.17	$1.68
Goodwill amortization, net of taxes	—	0.65	0.67

Adjusted earnings per share — basic (continuing operations)	$2.64	$1.82	$2.35

Reported earnings per share — diluted (continuing operations)	$2.61	$1.17	$1.68
Goodwill amortization, net of taxes	—	0.65	0.67

Adjusted earnings per share — diluted (continuing operations)	$2.61	$1.82	$2.35

Weighted average common shares outstanding
Basic	49,235	49,047	48,544
Diluted	49,744	49,297	48,645

Our accounting policy prior to the adoption of SFAS No. 142 on January 1, 2002 was to amortize goodwill on a straight-line basis over the estimated future periods to be benefited, principally between 25 and 40 years.

Impairment of long-lived assets

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets.

Cost and equity method investments

We have investments that are accounted for at historical cost or, if we have significant influence over the investee, using the equity method. Pentair’s proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of income. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition, and in certain cases the possibility of subsequent rounds of financing, as well as the investees’

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

historical results of operations, and projected results and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

Income taxes

Pentair uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Environmental

We recognize environmental cleanup liabilities when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. For closed or closing plants owned by Pentair and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies, and additional information about the ultimate cleanup remedy that is used could significantly change our estimates.

Insurance subsidiary

We insure general and product liability, product recall, workers’ compensation, and automobile liability risks through our wholly owned insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As of the end of 2002 and 2001, reserves for policy claims were $27.0 million ($10.0 million included in accrued product claims and warranties and $17.0 million included in other noncurrent liabilities) and $23.4 million ($10.0 million included in accrued product claims and warranties and $13.4 million included in other noncurrent liabilities).

Derivative financial instruments

Effective January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These standards require us to recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item is recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative is recorded in other comprehensive income (OCI) and is recognized in the consolidated statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

Cumulative effect of accounting change

The adoption of SFAS No. 133 on January 1, 2001, resulted in an increase to other assets and other noncurrent liabilities of $7.5 million and $0.8 million, respectively, and a cumulative transition adjustment of $6.7 million in

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

OCI. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the adoption of SFAS No. 133, financial instruments designated as hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

We use derivative financial instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS No. 133. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Earnings per common share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options. Unless otherwise noted, references are to diluted earnings per share.

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2002	2001	2000

Earnings per common share — basic
Continuing operations	$129,902	$57,516	$81,868
Discontinued operations	—	(24,647)	(24,759)
Cumulative effect of accounting change	—	—	(1,222)

Net income	$129,902	$32,869	$55,887

Continuing operations	$2.64	$1.17	$1.68
Discontinued operations	—	(0.50)	(0.51)
Cumulative effect of accounting change	—	—	(0.02)

Basic earnings per common share	$2.64	$0.67	$1.15

Earnings per common share — diluted
Continuing operations	$129,902	$57,516	$81,868
Discontinued operations	—	(24,647)	(24,759)
Cumulative effect of accounting change	—	—	(1,222)

Net income	$129,902	$32,869	$55,887

Continuing operations	$2.61	$1.17	$1.68
Discontinued operations	—	(0.50)	(0.51)
Cumulative effect of accounting change	—	—	(0.02)

Diluted earnings per common share	$2.61	$0.67	$1.15

Weighted average common shares outstanding — basic	49,235	49,047	48,544
Dilutive impact of stock options	509	250	101

Weighted average common shares outstanding — diluted	49,744	49,297	48,645

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	749	1,327	1,065

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Other newly adopted accounting standards

Effective January 1, 2002, we adopted Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products. This new standard requires that certain payments to our customers for cooperative advertising and certain sales incentive offers that were historically classified as selling, general and administrative expense be reclassified and shown as a reduction in net sales. EITF Issue No. 01-9 also requires the reclassification of previously reported results of operations for periods prior to the adoption to conform to the current presentation. Accordingly, previously reported net sales for 2001 and 2000 were reduced by $41.9 million and $42.4 million (with an offsetting reduction in selling expense), respectively. The adoption of this new standard had no impact on previously reported operating income, net income, or earnings per share.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of; however, it retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands on the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on our consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, amendment of FASB Statement No. 13 and Technical Corrections. This new standard will require gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS No. 4, for fiscal years beginning after May 15, 2002. The adoption of these provisions did not have an effect on our consolidated financial position or results of operations. Pentair will adopt the remaining provisions of SFAS No. 145 in 2003. We do not expect the adoption of the remaining provisions will have a material impact on our consolidated financial position or results of operations.

New accounting standards to be adopted in the future

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We will adopt SFAS No. 143 on January 1, 2003 and have determined that the adoption of this new standard will not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, be recognized when the

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

liability is incurred, rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We will adopt SFAS No. 146 on January 1, 2003. We do not expect that SFAS No. 146 will have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Pentair will continue to account for stock-based compensation in accordance with APB Opinion No. 25. As such, we do not expect this standard will have a material impact on our consolidated financial position or results of operations. We adopted the disclosure-only provisions of SFAS No. 148 at December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time an entity issues a guarantee, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We have not yet determined the effect of adopting the initial recognition and measurement provisions on Pentair’s consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. We do not expect the adoption of this new standard to have any effect on our consolidated financial position or results of operations.

2.	Acquisitions

On September 30, 2002, we acquired 100 percent of the common stock of Plymouth Products, Inc. and affiliated entities (Plymouth Products) from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement, for $120.4 million in cash, net of cash acquired, plus debt assumed of approximately $1.1 million. Identifiable intangible assets acquired as part of the acquisition were $8.0 million. Goodwill recorded as part of the acquisition was $79.7 million. The purchase price is subject to final adjustment based on audited net assets. Plymouth Products is a manufacturer of water filtration products used in residential, commercial, and industrial applications.

On October 1, 2002, we acquired 100 percent of the common stock of privately held Oldham Saw Co., Inc. and affiliated entities (Oldham Saw) for $49.9 million cash, net of cash acquired plus debt assumed of approximately

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

$1.5 million. Identifiable intangible assets acquired as part of the acquisition were $10.1 million. Goodwill recorded as part of the acquisition was $29.9 million. Pursuant to an earn-out provision, the purchase price could increase depending on Oldham Saw achieving certain net sales and EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) targets over the next two years. Any contingent payments based on meeting the earn-out conditions would be considered additional goodwill when earned. Oldham Saw designs, manufactures, and markets router bits, circular saw blades, and related accessories for the do-it-yourself (DIY) and professional power tool markets.

In the first quarter of 2001, we acquired Metalurgica Taunus Ltda. (Taunus), a Brazilian enclosures manufacturer, for $6.9 million cash, plus debt assumed of approximately $1.6 million. Goodwill recorded as part of the acquisition was $5.8 million.

The above acquisitions have been accounted for as purchases and the results of the acquisitions are included in our consolidated statements of income since the respective acquisition dates. The initial allocation of purchase price for the 2002 acquisitions was based on preliminary estimates and may be revised as better information becomes available in 2003. We do not believe that the final purchase price allocation will produce materially different results than those reflected in our consolidated balance sheet.

In the second quarter of 2001, we received $5.0 million for the settlement of a purchase price dispute related to a 1999 acquisition. The amount received was accounted for as a reduction of goodwill.

3.	Discontinued Operations/Divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million.

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

In thousands	2002	2001	2000

Net sales	$—	$189,782	$255,256

Pre-tax loss from operations of discontinued businesses	$—	$—	$(37,809)
Pre-tax loss on disposal of discontinued businesses	—	(36,298)	—
Provision for income taxes	—	(11,651)	(13,050)

Loss from discontinued operations, net of tax	$—	$(24,647)	$(24,759)

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Net assets of the discontinued Equipment segment consisted of the following:

In thousands	2002	2001

Net current assets	$190	$1,988
Property, plant, and equipment, net	1,609	3,337

Net assets of discontinued operations	$1,799	$5,325

Net assets of the discontinued Equipment segment as of the end of 2002 consisted of consigned inventory and certain property and equipment that were not included in the sale of our Service Equipment business. These assets have been stated at estimated net realizable value, and we expect to complete their disposal in 2003.

4.	Restructuring Charge

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

2001 Restructuring Charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that were discontinued as a result of plant closures.

The major components of the 2000 and 2001 restructuring charges and remaining restructuring liability follows:

In thousands	Employee termination benefits	Non-cash asset disposals	Impaired goodwill	Exit costs	Total

December 31, 1999 liability	$12,610	$1,100	$—	$493	$14,203

Change in estimate (first quarter)	(9,110)	—	—	602	(8,508)
2000 restructuring charge (first quarter)	800	915	2,985	1,340	6,040
Change in estimate (fourth quarter)	747	42	—	(332)	457
2000 restructuring charge (fourth quarter)	7,888	10,518	—	8,394	26,800
Utilization of 1999 and 2000 restructuring charges	(5,047)	(12,575)	(2,985)	(2,190)	(22,797)

December 31, 2000 liability	7,888	—	—	8,307	16,195

Change in estimate (fourth quarter)	991	—	—	(2,688)	(1,697)
2001 restructuring charge (fourth quarter)	16,696	11,050	7,362	7,649	42,757
Utilization of 2000 and 2001 restructuring charges	(11,343)	(11,050)	(7,362)	(6,388)	(36,143)

December 31, 2001 liability	14,232	—	—	6,880	21,112

Change in estimate (fourth quarter)	(1,942)	(477)	—	2,419	—
Utilization of 2001 restructuring charge	(8,721)	477	—	(9,299)	(17,543)

December 31, 2002 liability	$3,569	$—	$—	$—	$3,569

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Included in other current liabilities on the consolidated balance sheets is the unused portion of the restructuring charge liability of $3.6 million, primarily related to severance obligations not yet paid to certain terminated individuals and other charges as we are awaiting the results of pending and threatened litigation proceedings, and therefore, are uncertain when this remaining liability will be paid. Funding of future payments will be paid from cash generated from operating activities.

As a result of our 2000 restructuring charge program, we reduced our workforce by approximately 225 employees. Workforce reductions related to the 2001 restructuring charge are for approximately 884 employees, of whom 867 were terminated in 2001 and 2002. Employee termination benefits consist primarily of severance and outplacement counseling fees. Employee termination benefits for the 2001 restructuring charge includes a $0.4 million non-cash charge for the intrinsic value of stock options modified as part of a severance agreement.

Non-cash asset disposals for the 2000 and 2001 restructuring charges were for the write-down of equipment, leasehold improvements, and inventory (2001 only) as a direct result of our decisions to exit certain facilities and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

The following table summarizes the components of the 2000 and 2001 restructuring charges by segment, net of changes in estimates:

In thousands	Tools	Enclosures	Other	Total

Employee termination benefits	$(96)	$(6,064)	$6,485	$325
Non-cash asset disposals	(55)	1,012	10,518	11,475
Impaired goodwill	—	2,985	—	2,985
Exit costs	5,547	442	4,015	10,004

2000 restructuring charge	$5,396	$(1,625)	$21,018	$24,789

Employee termination benefits	$—	$14,754	$991	$15,745
Non-cash asset disposals	—	7,198	3,375	10,573
Impaired goodwill	—	7,362	—	7,362
Exit costs	—	10,068	(2,688)	7,380

2001 restructuring charge	$—	$39,382	$1,678	$41,060

5.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2002 by segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated

Balance December 31, 2001	$344,707	$576,757	$166,742	$1,088,206
Acquired	29,925	79,658	—	109,583
Foreign currency translation	466	7,525	12,561	20,552

Balance December 31, 2002	$375,098	$663,940	$179,303	$1,218,341

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The detail of acquired intangible assets consisted of the following:

	2002			2001
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying Amount	Accumulated amortization	Net

Finite-life intangible assets
Patents	$7,318	$(270)	$7,048	$63	$(63)	$—
Non-compete agreements	3,899	(2,567)	1,332	3,515	(2,167)	1,348
Other	3,953	(898)	3,055	2,099	(629)	1,470

Total finite-life intangible assets	$15,170	$(3,735)	$11,435	$5,677	$(2,859)	$2,818

Indefinite-life intangible assets
Trademarks	7,759	—	7,759	4	—	4

Total indefinite-life intangible assets	$7,759	$—	$7,759	$4	$—	$4

Total intangibles, net			$19,194			$2,822

Amortization expense in 2002 was $0.9 million. The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2003	2004	2005	2006	2007

Estimated amortization expense	$2,060	$1,876	$1,572	$1,194	$1,006

6.	Supplemental Balance Sheet Information

In thousands	2002	2001

Inventories
Raw materials and supplies	$83,670	$94,404
Work-in-process	39,840	38,760
Finished goods	169,692	167,759

Total inventories	$293,202	$300,923

Property, plant and equipment
Land and land improvements	$16,973	$16,688
Buildings and leasehold improvements	161,515	152,873
Machinery and equipment	567,999	518,141
Construction in progress	37,178	21,304

Total property, plant and equipment	783,665	709,006
Less accumulated depreciation and amortization	432,349	379,506

Property, plant and equipment, net	$351,316	$329,500

Other assets
Equity method investments	$25,369	$25,247
Cost method investments	28,400	23,400
Intangibles, net	19,194	2,822
Other	61,022	67,420

Total other assets	$133,985	$118,889

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Certain inventories are valued at LIFO. If all inventories were valued at FIFO as of the end of 2002 and 2001, inventories would have been $296.7 million and $305.6 million, respectively.

Equity method investments

We have invested approximately $24.9 million to acquire a 40 percent interest in certain joint venture operations of an Asian supplier for bench top power tools, of which $4.5 million was paid in 2002 and $20.4 million was paid in 2001. We hold options to increase our ownership interest in these joint ventures to 100 percent. Our portion of the earnings of these joint ventures is included in costof goods sold; however, it is not material.

Cost method investments

As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of that investment at the time of sale.

In July 2002, we invested an additional $5.0 million for a total investment of $10.0 million in the preferred stock of a privately held developer and manufacturer of laser leveling and measuring devices.

7.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2002	2001	2000

Interest payments	$41,935	$69,411	$81,401
Income tax payments	20,412	3,224	42,449

Supplemental disclosure of non-cash investing and financing activities

As part of the sale of Lincoln Industrial, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. The preferred stock has a $37.5 million face value, but has been recorded at $18.4 million, which represents the estimated fair value of that investment at the time of sale.

8.	Accumulated Other Comprehensive Loss

Components of accumulated other comprehensive loss consist of the following:

In thousands	2002	2001	2000

Minimum pension liability adjustments, net of tax	$(32,259)	$(3,058)	$(2,433)
Foreign currency translation adjustments	(8,128)	(33,787)	(24,319)
Market value of derivative financial instruments	242	7,927	—

Accumulated other comprehensive loss	$(40,145)	$(28,918)	$(26,752)

9.	Debt

Credit facilities

As of December 31, 2002, we had $652 million in committed revolving credit facilities (the Facilities) with various banks consisting of a $242 million 364-day facility that expires on August 28, 2003, and $410 million of multi-currency facilities, of which $20 million expires on August 8, 2004 and $390 million expires on September 2, 2004. Interest rates and fees on the Facilities vary based on our credit ratings.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

The weighted-average interest rate for borrowings under the Facilities during 2002 and 2001 was 3.09 percent and 5.52 percent, respectively. Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $227 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of December 31, 2002.

In addition to the Facilities, we have $40.0 million of uncommitted credit facilities, under which we had $0.7 million outstanding as of December 31, 2002.

Long-term debt and the average interest rate on debt outstanding as of December 31 is summarized as follows:

In thousands	Average interest rate December 31, 2002	Maturity (Year)	2002	2001

Revolving credit facilities	2.62%	2004	$330,400	$329,000
Private placement	6.78%	2003 - 2007	132,628	131,787
Senior notes	7.85%	2009	250,000	250,000
Other	3.09%	2003 - 2009	12,345	12,919

Total contractual debt obligations			725,373	723,706
Interest rate swap monetization deferred income			7,872	—
Fair value of interest rate swap			1,154	—

Total long-term debt, including current portion per balance sheet			734,399	723,706
Less current maturities			(60,488)	(8,729)

Long-term debt			$673,911	$714,977

Long-term debt outstanding at December 31, 2002 matures as follows:

In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Contractual debt obligation maturities	$59,322	$377,114	$1,306	$101	$37,530	$250,000	$725,373
Other maturities	1,166	1,166	1,166	1,166	1,166	3,196	9,026

Total maturities	$60,488	$378,280	$2,472	$1,267	$38,696	$253,196	$734,399

10.	Derivative and Financial Instruments

Cash-flow hedges

We have entered into interest rate swap agreements with a major financial institution to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. As of the end of 2002, we had variable to fixed rate swap agreements outstanding with an aggregate notional amount of $55 million that expire in various amounts through June 2005. The swap agreements have a fixed interest rate of 6.31 percent.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

In addition, we have entered into foreign currency swap agreements with a major financial institution to hedge firm foreign currency commitments. The currency swap agreements mature on October 1, 2003. The notional amounts were $100 million in both 2002 and 2001. The currency swaps have terms that match the hedged exposure, thus no ineffectiveness is recorded.

The variable to fixed interest rate and currency swaps are designated as and are effective as cash-flow hedges. The fair values of these swaps are recorded on the balance sheet, with changes in fair values included in OCI. Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $1.6 million of net derivative losses will be reclassified into earnings in 2003. No hedging relationships were de-designated during 2002.

Fair value hedge

In March 2002, we entered into an interest rate swap agreement to effectively convert interest rate expense on $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 2.49 percent. This swap agreement was designated and effective for as a fair value hedge. In September 2002, we terminated this swap agreement and received $8.2 million. This amount, net of accumulated amortization, is recorded as a premium to the carrying amount of the notes in the consolidated balance sheets and is being amortized as a reduction of interest expense over the remaining term of the Senior notes. The $8.2 million is also shown in the 2002 consolidated statement of cash flows as an increase in other assets and liabilities.

Concurrent with the sale of the interest rate swap, we entered into a new interest rate swap agreement to effectively convert $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 3.91 percent (7.65 percent at December 31, 2002). This swap agreement has been designated and accounted for as a fair value hedge. Since this swap qualifies for the short-cut method under SFAS No. 133, changes in the fair value of the swap (included in other assets in the consolidated balance sheets) are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Fair value of financial instruments

The recorded amounts and estimated fair values of financial instruments, including derivative financial instruments, were as follows:

	2002		2001
In thousands	Recorded amount	Fair value	Recorded amount	Fair value

Long-term debt, including current portion
Variable rate	$330,400	$330,400	$254,500	$254,500
Fixed rate	394,973	441,464	469,206	470,940

Total	$725,373	$771,864	$723,706	$725,440

Derivative financial instruments
Variable to fixed interest rate swap liability	$(3,809)	$(3,809)	$(3,453)	$(3,453)
Fixed to variable interest rate swap asset	1,154	1,154	—	—
Currency swap asset	4,051	4,051	11,380	11,380

Market value of derivative financial instruments	$1,396	$1,396	$7,927	$7,927

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms;

•	interest rate swap agreements — fair value is based on market or dealer quotes; and

•	currency swap — fair value is based on market or dealer quotes.

11.	Income Taxes

Income from continuing operations before income taxes consisted of the following:

In thousands	2002	2001	2000

United States	$180,371	$103,446	$89,111
International	12,076	(10,158)	38,020

Income from continuing operations before taxes	$192,447	$93,288	$127,131

The provision for income taxes from continuing operations consisted of the following:

In thousands	2002	2001	2000

Currently payable
Federal	$33,841	$19,790	$18,869
State	5,679	3,131	2,132
International	(3,571)	6,849	16,708

Total current taxes	35,949	29,770	37,709

Deferred
Federal	18,246	13,573	11,317
International	8,350	(7,571)	(3,763)

Total deferred taxes	26,596	6,002	7,554

Total provision for income taxes	$62,545	$35,772	$45,263

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2002	2001	2000

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.9	3.7	2.1
Tax effect of international operations	(2.8)	(7.6)	(5.6)
Non-deductible goodwill	—	9.4	7.0
ESOP dividend benefit	(0.4)	(0.9)	(0.6)
Non-deductible restructuring charge items	—	3.3	—
Tax credits	(1.6)	(3.4)	(2.4)
All other, net	(0.6)	(1.2)	0.1

Effective tax rate on continuing operations	32.5	38.3	35.6

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, we believe that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

The tax effects of the major items recorded as deferred tax assets and liabilities are:

	2002 Deferred tax		2001 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$9,448	$—	$6,220	$—
Inventory reserves	7,070	—	10,220	—
Accelerated depreciation/amortization	—	26,988	—	23,200
Accrued product claims and warranties	29,288	—	29,668	—
Employee benefit accruals	62,329	—	46,153	—
Goodwill	—	61,546	—	53,854
Other, net	3,905	—	20,618	—

Total deferred taxes	$112,040	$88,534	$112,879	$77,054

Net deferred tax asset	$23,506		$35,825

The determination of annual income tax expense takes into consideration amounts, which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 1997, and we have paid all tax claims. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

At December 31, 2002, approximately $19.0 million non-U.S. tax losses were available for indefinite carryforward. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover these tax losses, thus no valuation allowance has been provided.

12.	Benefit Plans

Pension and post-retirement benefits

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we also provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees.

The major assumptions used for these plans consisted of:

	Pension benefits			Post-retirement
Percentages	2002	2001	2000	2002	2001	2000

Discount rate	6.25	7.25	7.75	6.25	7.25	7.75
Expected return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

The	expected return on plan assets for determining 2003 net periodic benefit cost will be 8.5 percent.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Components of the net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2002	2001	2000	2002	2001	2000

Service cost	$13,165	$13,467	$12,405	$521	$494	$433
Interest cost	22,980	23,802	22,406	2,425	2,596	2,695
Expected return on plan assets	(24,342)	(26,897)	(29,672)	—	—	—
Amortization of transition (asset) obligation	18	25	(110)	—	—	—
Amortization of prior year service cost (benefit)	659	867	893	(869)	(906)	(990)
Recognized net actuarial (gain) loss	156	(1,196)	(5,183)	(129)	(374)	(73)
Special termination benefits	—	482	2,191	—	—	—

Net periodic benefit cost	$12,636	$10,550	$2,930	$1,948	$1,810	$2,065

Continuing operations	$12,636	$10,162	$3,042	$1,948	$1,606	$1,871
Discontinued operations	—	388	(112)	—	204	194

Net periodic benefit cost	$12,636	$10,550	$2,930	$1,948	$1,810	$2,065

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation beginning of year	$328,859	$325,209	$34,829	$34,899
Service cost	13,165	13,467	521	494
Interest cost	22,980	23,802	2,425	2,596
Plan amendments	409	529	—	278
Actuarial loss	39,346	12,867	2,700	3,932
Special termination benefits	—	482	—	—
Disposition of Equipment segment	—	(26,638)	—	(4,083)
Translation (gain) loss	4,914	(1,112)	—	—
Benefits paid	(20,242)	(19,747)	(2,715)	(3,287)

Benefit obligation end of year	$389,431	$328,859	$37,760	$34,829

Change in plan assets
Fair value of plan assets beginning of year	$268,438	$325,866	$—	$—
Actual return on plan assets	(28,603)	(14,119)	—	—
Disposition of Equipment segment	—	(26,042)	—	—
Company contributions	18,898	2,721	2,715	3,287
Translation (gain) loss	613	(241)	—	—
Benefits paid	(20,242)	(19,747)	(2,715)	(3,287)

Fair value of plan assets end of year	$239,104	$268,438	$—	$—

Funded status
Plan assets in less than benefit obligation	$(150,327)	$(60,421)	$(37,760)	$(34,829)
Unrecognized cost:
Net transition obligation	143	148	—	—
Net actuarial (gains) loss	103,245	10,912	(2,582)	(5,411)
Prior service cost (benefit)	2,663	2,913	(2,473)	(3,343)

Net amount recognized	$(44,276)	$(46,448)	$(42,815)	$(43,583)

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Plan assets consist primarily of listed stocks and bonds as well as cash and short-term investments. Our common stock accounted for approximately 7 percent and 11 percent of plan assets as of the end of 2002 and 2001, respectively. Of the $150.3 million underfunding at December 31, 2002, $67.6 million or 45 percent relates to foreign pension plans and our supplemental executive retirement plan which are not commonly funded.

During 2002, asset returns for our domestic benefit plans were adversely affected by continued deterioration in the equity markets. At the same time, long-term corporate AA utility bonds, which were used to determine the discount rate for future pension obligations, continued to decline. Lower asset returns and declining discount rates unfavorably affected our 2002 year-end funded status and increased our pension expense and plan contributions.

Amounts recognized in the consolidated balance sheets consist of:

	Pension benefits		Post-retirement
In thousands	2002	2001	2002	2001

Prepaid benefit cost	$10,124	$7,402	$—	$—
Accrued benefit liability	(109,946)	(60,379)	(42,815)	(43,583)
Intangible asset	2,662	1,516	—	—
Accumulated other comprehensive income — pre-tax	52,884	5,013	—	—

Net amount recognized	$(44,276)	$(46,448)	$(42,815)	$(43,583)

At December 31, 2002, we recorded an increase to the minimum pension liability of $49 million, resulting in a net of tax charge to shareholders’ equity of $29.2 million.

Pension contributions in 2002 totaled $18.9 million, including $15.3 million of contributions to domestic defined benefit pension plans. The $15.3 million contribution exceeded the minimum funding requirement. Our 2003 pension contributions are expected to be in the range of $20 million to $25 million.

Pension plans with obligations in excess of plan assets were as follows:

In thousands	2002	2001

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$237,699	$10,791
Accumulated benefit obligation	337,820	63,614
Pension plans with a benefit obligation in excess of plan assets:
Fair value of plan assets	$237,699	$239,813
Benefit obligation	388,198	303,797

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

In thousands	Increase	Decrease

Effect on total of service and interest cost	$54	$47
Effect on post-retirement benefit obligation	775	668

The health care cost trend rate was 9.14 percent in 2002 and assumed to gradually decline to 4.50 percent in 2022.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

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

Our combined expense for the 401(k) and ESOP were approximately $9.0 million, $9.8 million, and $11.9 million in 2002, 2001, and 2000, respectively.

13.	Shareholders’ Equity

Authorized shares

We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock.

Common share purchase rights

We have a ten-year Rights Agreement dated July 31, 1995. Under this agreement, each outstanding share of our common stock has one common share purchase right attached to it and entitles the holder to purchase one share of our common stock, currently at a price of $80 per share, subject to adjustment. However, these rights are not exercisable unless certain change-in-control events transpire, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15 percent or more of our outstanding common stock.

The rights are redeemable by us for $0.01 per right until ten business days after certain defined change-in-control events transpire, or at any time prior to the expiration of the rights.

Share repurchases

In December 2002, the Board of Directors authorized the repurchase of up to 400,000 shares of our common stock in open market or negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. No shares have been purchased pursuant to this authority. In 2001 and 2000, respectively, we repurchased 50,000 and 13,700 shares of our common stock under similar plans.

14.	Stock Plans

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

The Plan is administered by our Compensation Committee (the Committee), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the Plan are managerial,

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

administrative, or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants, and take certain other actions as permitted under the Plan. The Plan provides that no more than 20 percent of the total shares available for issuance under the Plan may be used to make awards other than stock options and limits the Committee’s authority to reprice awards or to cancel and reissue awards at lower prices.

Incentive stock options

Under the Plan we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the first anniversary of the grant date and expire ten years after the grant date.

Restricted stock, rights to restricted stock and ICUs

Under the Plan, eligible employees are awarded restricted shares or rights to restricted shares (awards) of our common stock and ICUs. Restrictions on awards and ICUs generally expire from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of shareholders’ equity in our consolidated financial statements and is being amortized to expense over the restriction period. The value of ICUs is based on a matrix, which takes into account growth in operating income and return on invested capital. Annual expense for the value of restricted stock and ICUs was $7.9 million in 2002, $5.8 million in 2001, and $0.1 million in 2000.

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

Stock options

The following table summarizes stock option activity under all plans:

	2002		2001		2000
Options Outstanding	Shares	Exercise price (1)	Shares	Exercise price (1)	Shares	Exercise price (1)

Balance January 1	2,262,488	$31.65	1,826,356	$35.07	1,522,518	$33.21
Granted	766,324	37.42	840,025	23.36	693,321	34.88
Exercised	(141,573)	31.11	(302,661)	30.38	(301,664)	24.82
Canceled	(144,001)	29.82	(101,232)	28.35	(87,819)	36.44

Balance December 31	2,743,238	$33.39	2,262,488	$31.65	1,826,356	$35.07

Options exercisable — December 31	1,487,552	$33.94	1,231,183	$34.60	788,999	$33.65

Shares available for grant — December 31
Omnibus Plan	2,100,497		2,446,236		1,108,787
Directors Plan	300,148		373,198		372,798

Total	2,400,645		2,819,434		1,481,585

(1)	Weighted average

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The following table summarizes information concerning stock options outstanding as of the end of 2002 under all plans:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Remaining life (1) (in years)	Exercise price (1)	Shares	Exercise price (1)

$ 21.00 – $ 25.00	726,409	7.1	$22.75	339,214	$22.75
25.01 – 30.00	9,235	7.9	28.92	5,964	28.92
30.01 – 35.00	340,725	4.6	34.61	314,357	34.81
35.01 – 40.00	1,600,480	7.0	37.52	782,010	37.90
40.01 – 45.00	26,668	6.6	42.15	18,286	41.93
45.01 – 50.00	39,721	6.7	45.86	27,721	45.33

	2,743,238	6.7	$33.39	1,487,552	$33.94

(1)	Weighted average

15.	Business Segments

We classify our continuing operations into the following business segments:

•	Tools — manufactures and markets tool power products positioned at the mid- to upper-end of the market and targets non-professional DIY (do-it-yourself), upscale hobbyists, and professional end users. Tools segment products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers.

•	Water — manufactures and markets essential products for the transport, storage, and treatment of water and wastewater. Water segment products include water and wastewater pumps, control valves, pumps and pumping stations, storage tanks, filtration cartridges and systems, and pool and spa equipment and accessories.

•	Enclosures — designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components. Markets served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the operating income of the segment and use a variety of ratios to measure performance.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Financial information by reportable business segment is included in the following summary:

In thousands	2002	2001	2000	2002	2001	2000

	Net sales to external customers			Operating income (loss)
Tools	$1,092,331	$1,001,645	$1,029,658	$97,598	$63,232	$23,751
Water	932,420	882,615	898,247	126,559	109,792	120,732
Enclosures	556,032	689,820	777,725	29,942	1,857	96,268
Other	—	—	—	(18,107)	(17,120)	(38,721)

Consolidated	$2,580,783	$2,574,080	$2,705,630	$235,992	$157,761	$202,030

	Identifiable assets (1)			Depreciation
Tools	$870,883	$794,908	$864,051	$20,256	$20,033	$17,406
Water	1,056,335	930,759	990,730	19,478	19,472	19,157
Enclosures	467,862	481,311	552,853	19,026	23,008	20,701
Other (1)	119,370	165,220	236,391	73	161	2,633

Consolidated	$2,514,450	$2,372,198	$2,644,025	$58,833	$62,674	$59,897

	Amortization			Capital expenditures (2)
Tools	$149	$9,274	$9,285	$32,350	$14,290	$23,154
Water	650	18,560	18,074	15,037	16,705	11,966
Enclosures	—	8,273	9,097	9,153	22,311	20,254
Other	5,070	5,568	2,675	156	362	12,667

Consolidated	$5,869	$41,675	$39,131	$56,696	$53,668	$68,041

(1)	All cash and cash equivalents are included in Other.
(2)	Tools segment capital expenditures includes $23.0 million for the acquisition of a previously leased facility.

Operating income

Tools segment operating income includes:

•	restructuring charge expense of $5.4 million in 2000; and

•	working capital charges of $30 million in 2000 to establish additional accounts receivable ($22 million) and inventory valuation ($8 million) reserves.

Enclosures segment operating income includes:

•	restructuring charge expense (income) of $39.4 million in 2001 and $(1.6) million in 2000 (due to a change in estimate of the 1999 restructuring liability).

Other segment operating income includes:

•	restructuring charge expense of $1.7 million in 2001 and $21.0 million in 2000.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The following table presents certain geographic information:

In thousands	2002	2001	2000	2002	2001	2000

	Net sales to external customers			Long-lived assets
United States	$2,242,250	$2,200,156	$2,299,022	$1,360,810	$1,229,400	$1,308,169
Germany	103,318	121,455	130,110	86,239	77,004	84,594
Canada	67,539	63,011	58,054	902	719	752
All other	167,676	189,458	218,444	121,706	110,583	100,571

Consolidated	$2,580,783	$2,574,080	$2,705,630	$1,569,657	$1,417,706	$1,494,086

Net sales are based on the location in which the sale originated. Long-lived assets include property, plant, and equipment, and goodwill, net of related depreciation and amortization.

We sell our products through various distribution channels including home centers and retail chains. In 2002, sales to The Home Depot and Lowes, major customers of our Tools segment, accounted for approximately 13.2 percent and 10.3 percent of total net sales, respectively. In 2001 and 2000, sales to The Home Depot accounted for approximately 12.8 percent and 10.5 percent of total net sales, respectively. In addition, three customers accounted for about 62 percent of our Tools segment net sales in 2002 and 58 percent in both 2001 and 2000. In our Water segment, two customers accounted for about 17 percent, 18 percent, and 9 percent of that segment’s sales in 2002, 2001, and 2000, respectively. If these customers were lost, it would have a material adverse effect on our business.

16.	Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases follows:

In thousands	2002	2001	2000

Gross rental expense	$35,162	$32,343	$35,381
Sublease rental income	(1,456)	(239)	—

Net rental expense	$33,706	$32,104	$35,381

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment, is as follows:

In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Minimum lease payments	$26,934	$20,956	$15,993	$11,049	$7,059	$23,339	$105,330
Minimum sublease rentals	(879)	(881)	(846)	(769)	(722)	(1,352)	(5,449)

Net future minimum lease commitments	$26,055	$20,075	$15,147	$10,280	$6,337	$21,987	$99,881

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given deminimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

business in 1995, as well as the disposition of the Federal Cartridge Company ammunition business in 1997, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities.

In addition, there are pending environmental issues concerning a limited number of sites, including one site in Los Angeles, California. This was acquired in the acquisition of Essef Corporation in 1999 and relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2002, our reserve for such environmental liabilities was approximately $10 million. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

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

Warranties and guarantees

From time to time in connection with the disposition of businesses or product lines, Pentair may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts, and duration of any such indemnification obligations vary for each type of liability indemnified against and may vary widely from transaction to transaction. Pentair currently has outstanding indemnification obligations for environmental matters relating to certain sold businesses that have four- to five-year indemnification periods, and one that lasts indefinitely. Other currently outstanding indemnity obligations have a one-year duration. The maximum potential payment for these obligations is unlimited.

We accrue for costs associated with guarantees when it is probable that a liability has been incurred and the amount can be reasonably estimated. The most likely cost to be incurred is accrued based on an evaluation of currently available facts, and where no amount within a range of estimates is more likely, the minimum is accrued.

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, we incur discretionary costs to service our products in connection with product performance issues.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The changes in the carrying amount of service and product warranties for the year ended December 31, 2002, are as follows:

In thousands	Accrued warranties

Balance December 31, 2001	$27,590
Service and product warranty provision	38,481
Payments	(39,886)
Acquired	161
Translation	509

Balance December 31, 2002	$26,855

Stand-by letters of credit

In 2002, we issued financial stand-by letters of credit to secure our performance to third parties under self-insurance programs, certain legal matters, and other commitments in the ordinary course of business. As of December 31, 2002, we had stand-by letters of credit outstanding of $16.7 million.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

17.	Selected Quarterly Financial Data (Unaudited)

In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$603,063	$708,116	$629,301	$640,303	$2,580,783
Gross profit	137,011	175,980	148,969	153,747	615,707
Operating income	45,727	74,592	61,822	53,851	235,992
Income from continuing operations	21,438	42,976	37,403	28,085	129,902
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—
Net income	21,438	42,976	37,403	28,085	129,902

Earnings per common share (4)
Basic
Continuing operations	$0.44	$0.87	$0.76	$0.57	$2.64
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.44	$0.87	$0.76	$0.57	$2.64

Diluted
Continuing operations	$0.43	$0.86	$0.75	$0.57	$2.61
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.43	$0.86	$0.75	$0.57	$2.61

	2001 (1)
In thousands, except per-share data	First	Second	Third	Fourth (2)	Year (2)

Net sales (3)	$664,169	$689,427	$636,174	$584,310	$2,574,080
Gross profit	156,773	158,133	149,141	142,088	606,135
Operating income (loss)	52,856	60,349	51,184	(6,628)	157,761
Income (loss) from continuing operations	20,563	28,556	24,671	(16,274)	57,516
Loss on disposal of discontinued operations, net of tax	—	—	—	(24,647)	(24,647)
Net income (loss)	20,563	28,556	24,671	(40,921)	32,869

Earnings per common share (4)
Basic
Continuing operations	$0.42	$0.58	$0.50	$(0.33)	$1.17
Discontinued operations	—	—	—	(0.50)	(0.50)

Basic earnings per common share	$0.42	$0.58	$0.50	$(0.83)	$0.67

Diluted
Continuing operations	$0.42	$0.58	$0.50	$(0.33)	$1.17
Discontinued operations	—	—	—	(0.50)	(0.50)

Diluted earnings per common share	$0.42	$0.58	$0.50	$(0.83)	$0.67

Goodwill amortization disclosure (continuing operations)
Reported net income	$20,563	$28,556	$24,671	$(16,274)	$57,516
Add back goodwill amortization, net of tax	8,000	8,200	7,953	7,890	32,043

Adjusted net income	$28,563	$36,756	$32,624	$(8,384)	$89,559

Reported earnings per share—basic	$0.42	$0.58	$0.50	$(0.33)	$1.17
Goodwill amortization	0.16	0.17	0.16	0.16	0.65

Adjusted net earnings per share—basic	$0.58	$0.75	$0.66	$(0.17)	$1.82

Reported earnings per share—diluted	$0.42	$0.58	$0.50	$(0.33)	$1.17
Goodwill amortization	0.16	0.17	0.16	0.16	0.65

Adjusted net earnings per share—diluted	$0.58	$0.75	$0.66	$(0.17)	$1.82

(1)	Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This new standard requires that goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amounts to be consistent with the current year presentation. Certain financial information has been presented to show the effect of excluding goodwill amortization for the prior year periods to be comparable with the current year presentation.
(2)	Fourth quarter 2001 net income reflects pre-tax restructuring charge of $41.1 million, or $0.60 per diluted share.
(3)	Net sales for 2001 have been restated for the effect of adopting EITF Issue No. 01-9.
(4)	Amounts may not total to annual earnings because each quarter and the year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in our Proxy Statement for our 2003 annual meeting of shareholders under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrants.”

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2003 annual meeting of shareholders under the captions “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in our Proxy Statement for our 2003 annual meeting of shareholders under the captions “Security Ownership of Management and Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)			List of documents filed as part of this report:

	(1)		Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2002, 2001, and 2000

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2002, 2001, and 2000

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

3.1

Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

3.2

Third Amended and Superceding By-Laws as amended effective through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

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

10.4

Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, approved by shareholders on May 1, 2002. (Incorporated by reference to Appendix 3 contained in Pentair’s Proxy Statement for its 2002 annual meeting of shareholders).

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

10.7

Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.13

Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, approved by shareholders on May 1, 2002 (Incorporated by reference to Appendix 4 contained in Pentair’s Proxy Statement for its 2002 annual meeting of shareholders).

10.14

Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.15	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Filed herewith).

10.16

Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1991).

10.17

Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).

10.18

Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.19

Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, and others (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.20

Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K filed September 3, 1999).

10.21

First Amendment, dated as of February 16, 2001, to the Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.25 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22

Second Amendment, dated as of April 30, 2001, to the Long-Term Credit Agreement dated as of September 2, 1999, between Pentair and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.23 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23

InterCreditor Agreement, dated as of May 1, 2001, between Bank of America, N.A., as a bank and in its capacity as agent for the financial institutions which are parties to the Bank Credit Agreements (Incorporated by reference to Exhibit 10.24 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24

Amended and Restated 364-Day Credit Agreement dated as of August 30, 2001, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

10.25

Second Amended and Restated 364-Day Credit Agreement dated as of August 29, 2002, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Incorporated by reference to Exhibit 10.25 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.26

Term Loan Agreement dated as of August 8, 2002, by and between Pentair and Credit Lyonnais New York Branch (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.27

Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

	21	List of Pentair subsidiaries.

	23	Consent of Independent Auditors — Deloitte & Touche LLP

	24	Power of Attorney

	99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)		Reports on Form 8-K
Pentair filed a Form 8-K dated November 11, 2002 reporting under Item 5 the resignation of Frank J. Feraco as the President and Chief Operating Officer of Pentair’s Tools Group.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2003.

PENTAIR, INC.

By /s/	David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 17, 2002

Signature		Title

/s/	Randall J. Hogan	Director, Chief Executive Officer

Randall J. Hogan

/s/	David D. Harrison	Executive Vice President and Chief Financial Officer

David D. Harrison

	*	Director

William J. Cadogan

	*	Director

Barbara B. Grogan

	*	Director

Charles A. Haggerty

	*	Director

William H. Hernandez

	*	Director

Stuart Maitland

	*	Director

Augusto Meozzi

	*	Director

William T. Monahan

	*	Director

Karen E. Welke

*By /s/	Louis L. Ainsworth

Louis L. Ainsworth
Attorney-in-fact

Certifications

I, Randall J. Hogan, certify that:

1.	I have reviewed this annual report on Form 10-K of Pentair, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/	Randall J. Hogan

Randall J. Hogan
Chief Executive Officer

Certifications

I, David D. Harrison, certify that:

1.	I have reviewed this annual report on Form 10-K of Pentair, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003	/s/	David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc. and subsidiaries

In thousands	Balance beginning of period	Additions charged to costs and expenses	Deductions — describe		Other changes add (deduct) describe		Balance end of period

Allowances for doubtful accounts
Year ended December 31, 2002	$14,142	$6,209	$4,942	(1)	$1,267	(2)	$16,676
Year ended December 31, 2001	$18,636	$1,884	$6,601	(1)	$223	(2)	$14,142
Year ended December 31, 2000	$14,242	$28,055	$23,661	(1)	$—	(2)	$18,636

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Result of acquisitions.

Exhibit Index to Form 10-K for the Year Ended December 31, 2002

3.1

Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

3.2

Third Amended and Superceding By-Laws as amended effective through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

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

10.4

Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, approved by shareholders on May 1, 2002. (Incorporated by reference to Appendix 3 contained in Pentair’s Proxy Statement for its 2002 annual meeting of shareholders).

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

10.7

Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.13

Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, approved by shareholders on May 1, 2002 (Incorporated by reference to Appendix 4 contained in Pentair’s Proxy Statement for its 2002 annual meeting of shareholders).

10.14

Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.15	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Filed herewith).

10.16

Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1991).

10.17

Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).

10.18

Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.19

Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, and others (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).

10.20

Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K filed September 3, 1999).

10.21

First Amendment, dated as of February 16, 2001, to the Long-Term Credit Agreement, dated as of September 2, 1999, between Pentair and subsidiaries and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.25 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22

Second Amendment, dated as of April 30, 2001, to the Long-Term Credit Agreement dated as of September 2, 1999, between Pentair and various financial institutions and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.23 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23

InterCreditor Agreement, dated as of May 1, 2001, between Bank of America, N.A., as a bank and in its capacity as agent for the financial institutions which are parties to the Bank Credit Agreements (Incorporated by reference to Exhibit 10.24 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.24

Amended and Restated 364-Day Credit Agreement dated as of August 30, 2001, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

10.25

Second Amended and Restated 364-Day Credit Agreement dated as of August 29, 2002, between Pentair and Various Financial Institutions and Bank One, NA, as Syndication Agent (Incorporated by reference to Exhibit 10.25 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.26

Term Loan Agreement dated as of August 8, 2002, by and between Pentair and Credit Lyonnais New York Branch (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.27

Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).

21	List of Pentair subsidiaries.

23	Consent of Independent Auditors – Deloitte & Touche LLP

24	Power of Attorney

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.