Form 10-Q
period 2003-03-29
PENTAIR INC
filed 2003-05-12
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

On March 29, 2003, 49,351,359 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
In thousands, except per-share data	March 29 2003	March 30 2002
Net sales	$637,516	$603,063
Cost of goods sold	482,225	466,052

Gross profit	155,291	137,011
Selling, general and administrative	92,982	82,920
Research and development	10,121	8,364

Operating income	52,188	45,727
Net interest expense	9,993	13,730

Income before income taxes	42,195	31,997
Provision for income taxes	14,346	10,559

Net income	$27,849	$21,438

Earnings per common share
Basic	$0.56	$0.44
Diluted	$0.56	$0.43

Weighted average common shares outstanding
Basic	49,348	49,173
Diluted	49,617	49,584

Cash dividends declared per common share	$0.19	$0.18

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	March 29 2003	December 31 2002	March 30 2002
Assets

Current assets
Cash and cash equivalents	$44,604	$39,648	$20,946
Accounts and notes receivable, net	438,642	403,793	447,483
Inventories	309,969	293,202	295,391
Deferred tax assets	55,157	55,234	67,871
Prepaid expenses and other current assets	19,386	17,132	19,340
Net assets of discontinued operations	1,917	1,799	3,613

Total current assets	869,675	810,808	854,644

Property, plant and equipment, net	344,734	351,316	318,758

Other assets
Goodwill	1,233,918	1,218,341	1,085,463
Other	129,860	133,985	116,833

Total assets	$2,578,187	$2,514,450	$2,375,698

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$686	$—
Current maturities of long-term debt	58,038	60,488	5,972
Accounts payable	182,360	171,709	197,407
Employee compensation and benefits	66,190	84,965	59,930
Accrued product claims and warranties	38,195	36,855	37,825
Income taxes	23,757	12,071	15,501
Other current liabilities	104,721	109,426	127,511

Total current liabilities	473,261	476,200	444,146

Long-term debt	719,770	673,911	689,136
Pension and other retirement compensation	126,073	124,301	75,858
Post-retirement medical and other benefits	42,417	42,815	43,367
Deferred tax liabilities	32,741	31,728	34,040
Other noncurrent liabilities	57,943	59,771	61,664

Total liabilities	1,452,205	1,408,726	1,348,211

Shareholders’ equity
Common shares par value $0.16 2/3; 49,351,359, 49,222,450,and 49,211,099 shares issued and outstanding, respectively	8,229	8,204	8,201
Additional paid-in capital	488,391	482,695	481,690
Retained earnings	678,581	660,108	579,213
Unearned restricted stock compensation	(10,200)	(5,138)	(10,244)
Accumulated other comprehensive loss	(39,019)	(40,145)	(31,373)

Total shareholders’ equity	1,125,982	1,105,724	1,027,487

Total liabilities and shareholders’ equity	$2,578,187	$2,514,450	$2,375,698

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In thousands	March 29 2003	March 30 2002
Operating activities
Net income	$27,849	$21,438
Depreciation	15,609	15,035
Other amortization	1,281	864
Deferred income taxes	1,056	2,089
Stock compensation	208	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(33,032)	(48,403)
Inventories	(13,436)	3,255
Prepaid expenses and other current assets	(2,009)	1,148
Accounts payable	9,747	21,137
Employee compensation and benefits	(18,066)	(13,768)
Accrued product claims and warranties	647	287
Income taxes	11,381	9,295
Other current liabilities	(6,284)	8,056
Pension and post-retirement benefits	580	2,506
Other assets and liabilities	2,186	(2,880)

Net cash provided by (used for) continuing operations	(2,283)	20,059
Net cash provided by (used for) discontinued operations	(118)	1,712

Net cash provided by (used for) operating activities	(2,401)	21,771

Investing activities
Capital expenditures	(7,711)	(6,980)
Proceeds (payments) from sale of businesses	(2,400)	1,138
Acquisitions, net of cash acquired	(14,579)	—
Equity investments	142	(2,081)
Other	—	(165)

Net cash used for investing activities	(24,548)	(8,088)

Financing activities
Net short-term borrowings	(705)	665
Proceeds from long-term debt	204,558	50,045
Repayment of long-term debt	(160,642)	(78,523)
Proceeds from exercise of stock options	59	1,490
Dividends paid	(9,376)	(8,851)

Net cash provided by (used for) financing activities	33,894	(35,174)

Effect of exchange rate changes on cash	(1,989)	2,593

Change in cash and cash equivalents	4,956	(18,898)
Cash and cash equivalents, beginning of period	39,648	39,844

Cash and cash equivalents, end of period	$44,604	$20,946

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

1.	Basis of Presentation and Responsibility for Interim Financial Statements

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted. We made certain reclassifications to the 2002 condensed consolidated financial statements to conform to the 2003 presentation.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2002 Annual Report on Form 10-K.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.	New Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections. This new standard requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in Accounting Principles Board (APB) Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases to be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS No. 145 is effective for financial statements issued after May 15, 2002. The adoption of these provisions did not have an effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new standard nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, be recognized when the liability is incurred, rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 on January 1, 2003 did not have a material effect on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time an entity issues a guarantee, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We adopted the disclosure requirements of this interpretation as of December 31, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this new standard did not have an effect on our consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Because we have no variable interest entities, we do not expect that the adoption of this new standard will have an effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance of SFAS No. 148 is effective for our financial statements issued in 2003. As allowed by SFAS No. 123, we will continue to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. The adoption of this new standard did not have a material impact on our consolidated financial position or results of operations.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)—(continued)

3.	Stock Based Compensation

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock compensation awards in each period:

	Three months ended
In thousands, except per-share data	March 29 2003	March 30 2002
As reported – net income	$27,849	$21,438
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,201)	(911)

Pro forma – net income	$26,648	$20,527

Earnings per common share – basic
As reported	$0.56	$0.44

Pro forma	$0.54	$0.42

Earnings per common share – diluted
As reported	$0.56	$0.43

Pro forma	$0.54	$0.41

Weighted average common shares outstanding
Basic	49,348	49,173
Diluted	49,617	49,584

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended
In thousands, except per-share data	March 29 2003	March 30 2002
Net income	$27,849	$21,438

Weighted average common shares outstanding – basic	49,348	49,173
Dilutive impact of stock options	269	411

Weighted average common shares outstanding – diluted	49,617	49,584

Earnings per common share – basic	$0.56	$0.44
Earnings per common share – diluted	$0.56	$0.43

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,150	1,101

5.	Inventories

Inventories were comprised of:

In thousands	March 29 2003	December 31 2002	March 30 2002
Raw materials and supplies	$84,666	$83,670	$91,847
Work-in-process	44,418	39,840	36,973
Finished goods	180,885	169,692	166,571

Total inventories	$309,969	$293,202	$295,391

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)—(continued)

6.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended
In thousands	March 29 2003	March 30 2002
Net income	$27,849	$21,438
Changes in cumulative translation adjustment	2,176	(4,318)
Changes in market value of derivative financial instruments classified as cash flow hedges	(1,050)	1,863

Comprehensive income	$28,975	$18,983

7.	Goodwill

Changes in the carrying amount of goodwill for the three months ended March 29, 2003 by segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated
Balance December 31, 2002	$375,098	$663,940	$179,303	$1,218,341
Acquired	—	13,706	—	13,706
Foreign currency translation	84	1,420	367	1,871

Balance March 29, 2003	$375,182	$679,066	$179,670	$1,233,918

8.	Business Segments

Segment information is presented consistent with the basis described in the 2002 Annual Report on Form 10-K. Segment results for the first quarters of 2003 and 2002 are shown below:

	Three months ended
In thousands	March 29 2003	March 30 2002
Net sales to external customers
Tools	$251,765	$252,092
Water	246,440	211,411
Enclosures	139,311	139,560

Consolidated	$637,516	$603,063

Intersegment sales
Tools	$—	$—
Water	—	—
Enclosures	142	—
Other	(142)	—

Consolidated	$—	$—

Operating income (loss)
Tools	$17,686	$16,686
Water	29,504	29,747
Enclosures	9,865	4,608
Other	(4,867)	(5,314)

Consolidated	$52,188	$45,727

Other operating income (loss) is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

9.	Acquisitions/Divestitures

We completed two acquisitions during the three months ended March 29, 2003. In addition, we acquired two businesses during the year ended December 31, 2002. All of the acquisitions during this time period have been additions to our Tools and Water segments, have been accounted for as purchases, and have resulted in the recognition of goodwill in our financial statements. Goodwill arises because the purchase prices for these targets reflect a number of factors, including the future earnings and cash flow potential of these target companies; the multiple to earnings, cash flow and other factors at which companies similar to the target have been purchased by other acquirers; the competitive nature of the process by which we acquired the target; and the complementary strategic fit and resulting synergies these targets bring to existing operations.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)—(continued)

We make an initial allocation of the purchase price at the date of acquisition based upon our understanding of the fair market value of the acquired assets and liabilities. We obtain this information during due diligence and through various other sources. As we obtain additional information about these assets and liabilities and learn more about the newly acquired business, we are able to refine the estimates of fair market value and more accurately allocate the purchase price during the first 12 months of ownership.

The following briefly describes our acquisition activity for the three months ended March 29, 2003. For a description of our acquisition activity for the year-ended December 31, 2002, refer to our notes to consolidated financial statements included in our 2002 Annual Report on Form 10-K.

During the three-month period ended March 29, 2003, we completed two acquisitions for total consideration of approximately $16.5 million in cash including transaction costs. HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming pool applications and Letro Products, Inc. designs and manufactures swimming accessories including pool cleaners. We acquired these companies to complement our existing pool and spa equipment business unit of our Water segment. The aggregated annual revenue of the acquired businesses is approximately $17 million. We are continuing to evaluate the initial purchase accounting allocations for acquisitions completed during the quarter ended March 29, 2003 and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known.

In the first quarter of 2003, we made purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products in which we received $1.9 million. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we completed a final adjustment to the selling price related to the disposition of Lincoln Industrial in which we paid $2.4 million. This had no effect on earnings for the first quarter of 2003 as the amount was offset by previously established reserves.

10.	Warranty

The changes in the carrying amount of service and product warranties for the quarter ended March 29, 2003 are as follows:

In thousands	Accrued warranties
Balance December 31, 2002	$26,855
Service and product warranty provision	10,488
Payments	(9,790)
Acquired	550
Translation	92

Balance March 29, 2003	$28,195

11.	Subsequent Event

In April 2003, we invested an additional $5.6 million in certain joint venture operations of an Asian supplier for bench top power tools. This additional investment increased our ownership percentage to 49 percent from 40 percent. We hold options to increase our ownership interest in these joint ventures to 100 percent. Our portion of the earnings of these joint ventures is included in cost of goods sold; however, it is not material.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
•	the strength of product demand;
•	the intensity of competition;
•	pricing pressures;
•	market acceptance of new product introductions;
•	the introduction of new products by competitors;
•	our ability to maintain and expand relationships with large retail stores;
•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
•	the financial condition of our customers;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in foreign currency exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand;
•	our ability to successfully identify, complete, and integrate future acquisitions; and
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

BUSINESS OVERVIEW

We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names — Porter-Cable™, Delta®, Delta Shopmaster™, Delta Industrial™, Biesemeyer®, FLEX™, Ex-Cell™, Air America®, Charge Air Pro®, 2 x 4™, Oldham®, Contractor SuperDuty™, Viper®, Hickory Woodworking®, The Woodworker’s Choice®, and United States Saw® — generating approximately 40 percent of total revenues. Our Water segment manufactures and markets essential products for the transport, storage, and treatment of water and wastewater and generates approximately 35 percent of total revenues. Brand names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATA™, CodeLine™, Structural™, WellMate™, Verti-line™, Layne & Bowler™, American Plumber™, Armor™, National Pool Tile™, Rainbow Lifegard™, Paragon Aquatics™, Kreepy Krauly™, and Pentair Pool Products™. Our Enclosures segment accounts for approximately 25 percent of total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. The segment goes to market under four primary brands: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™.

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

RESULTS OF OPERATIONS

Net sales

The components of the net sales change in 2003 from 2002 were as follows:

Percentages	% Change from 2002 First Quarter
Volume	4.0
Price	(0.6)
Currency	2.3

Total	5.7

Net sales in the first quarter of 2003 totaled $637.5 million compared with $603.1 million for the same period in 2002. The $34.4 million or 5.7 percent increase in net sales for the first quarter of 2003 was primarily due to increased volume as a result of our fourth quarter 2002 acquisitions and higher organic sales growth in our pool and spa equipment business. The weaker U.S. dollar also improved the dollar value of foreign sales by approximately 2.3 percent. Continued weakness in our Enclosures segment base markets was somewhat offset by new volume generated from continued expansion in the security and defense and medical markets.

Sales by segment and the change from the prior year period were as follows:

	Three months ended
In thousands	March 29 2003	March 30 2002	$ change	% change
Tools	$251,765	$252,092	$(327)	(0.1%	)
Water	246,440	211,411	35,029	16.6%
Enclosures	139,311	139,560	(249)	(0.2%	)

Total	$637,516	$603,063	$34,453	5.7%

Tools

The 0.1 percent decline in Tools segment sales in the first quarter of 2003 was primarily driven by:

•	lower organic sales volume due to low consumer confidence and spending, weaker industrial channel sales, and the loss of several compressor SKUs at one large home center customer. Aggressive efforts have secured new business to replace the lost revenue; however, shipments are not expected until the second quarter of 2003. The decline in organic sales volume was offset in part by sales attributable to the fourth quarter 2002 acquisition of Oldham Saw Co., Inc. (Oldham Saw); and
•	a decline in average selling prices due to increased promotional pricing.

Water

The 16.6 percent increase in Water segment sales in the first quarter of 2003 was primarily driven by:

•	higher organic sales growth for retail pumps and our pool and spa equipment products;
•	sales attributable to the fourth quarter 2002 acquisition of Plymouth Products, Inc. (Plymouth Products); and
•	favorable foreign currency effects.

Enclosures

The 0.2 percent decline in Enclosures segment sales in the first quarter of 2003 was primarily driven by:

•	lower sales volume due to continued weakness in Enclosures base markets, somewhat offset by new volume generated from continued expansion in the security and defense and medical markets, and favorable foreign currency effects.

Gross profit

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
Gross profit	$155,291	24.4%		$137,011	22.7%
Percentage point change		1.7	pts

The 1.7 percentage point increase in gross profit as a percent of sales in the first quarter of 2003 from 2002 was primarily the result of:

•	savings generated from our supply chain management and lean enterprise initiatives; and
•	lower costs due to benefits from the 2001 Enclosures restructuring program and general downsizing throughout Pentair.

These increases were partially offset by:

•	price declines, primarily in our Tools segment due to increased promotional pricing and in our Water segment for reverse osmosis products; and
•	volume declines, in our Tools and Enclosures segments.

Selling, general and administrative (SG&A)

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
SG&A	$92,982	14.6%		$82,920	13.7%
Percentage point change		0.9	pts

The 0.9 percentage point increase in SG&A expense as a percent of sales in the first quarter of 2003 from 2002 was primarily due to:

•	higher spending for increased promotional costs primarily in our Tools segment; and
•	expenses related to general workforce reductions and strategic growth initiatives.

Research and development (R&D)

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
R&D	$10,121	1.6%		$8,364	1.4%
Percentage point change		0.2	pts

The 0.2 percentage point increase in R&D expense as a percent of sales in the first quarter of 2003 from 2002 was primarily due to additional investments related to new product development initiatives in our Tools and Water segments.

Operating income

Tools

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
Operating income	$17,686	7.0%		$16,686	6.6%
Percentage point change		0.4	pts

The 0.4 percentage point increase in Tools segment operating income as a percent of sales in the first quarter of 2003 from 2002 was primarily the result of:

•	cost savings as a result of our supply management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS); and
•	lower distribution and freight costs.

These increases were partially offset by:

•	a decline in average selling prices related to increased promotional pricing; and
•	higher R&D expense related to new product development initiatives.

Water

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
Operating income	$29,504	12.0%		$29,747	14.1%
Percentage point change		(2.1	) pts

The 2.1 percentage point decline in Water segment operating income as a percent of sales in the first quarter of 2003 from 2002 was primarily the result of:

•	lower profitability in our pump business due to a higher mix of lower margin retail sales and one-time costs for workforce reductions. To improve the profitability of our pump business, we are accelerating our PIMS initiatives and retail channel management programs;
•	price declines related to our reverse osmosis product line. We are now consolidating the manufacture of all of this product line in our Indian operations. In addition, we are streamlining and pruning the balance of the tank product line. We expect to realize benefits from these actions in the second half of this year; and
•	strategic investments to drive organic growth. These investments were focused on supporting international growth via business development and incremental sales/support personnel, accelerating spending in the pool business in the U.S. and Europe for new product development, and addressing the expansion of products for industrial markets.

These decreases were partially offset by:

•	the fourth quarter 2002 acquisition of Plymouth Products;
•	higher sales volume primarily in our pool and spa equipment business; and
•	favorable foreign currency effects.

Enclosures

	Three months ended
In thousands	March 29 2003	% of sales		March 30 2002	% of sales
Operating income	$9,865	7.1%		$4,608	3.3%
Percentage point change		3.8	pts

The 3.8 percentage point increase in Enclosures segment operating income as a percent of sales in the first quarter of 2003 from 2002 was primarily the result of:

•	efficiencies resulting from our continued implementation of PIMS, stronger sourcing disciplines, and continued incremental cost savings resulting from our 2001 restructuring program.

Net interest expense

	Three months ended
In thousands	March 29 2003	% of sales	March 30 2002	% of sales
Net interest expense	$9,993	1.6%	$13,730	2.3%

Net interest expense decreased to $10.0 million in the first quarter of 2003 from $13.7 million in the first quarter of 2002. The $3.7 million decrease primarily related to lower interest rates on our variable rate debt and because in March 2002, we wrote-off $1.8 million of deferred financing costs related to excess capacity on certain credit facilities that were no longer used.

Provision for income taxes

	Three months ended
In thousands	March 29 2003	March 30 2002
Income before income taxes	$42,195	$31,997
Provision for income taxes	$14,346	$10,559
Effective tax rate	34.0%	33.0%

Our effective tax rate in the first quarter of 2003 was 34 percent compared with 33 percent in the first quarter of 2002. The one percentage point increase is primarily due to the anticipated mix of our 2003 U.S. and foreign earnings and that many of our tax savings programs have relatively fixed benefits so as profitability improves, our effective tax rate trends higher.

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

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	March 29 2003	December 31 2002	March 30 2002
Days of sales in accounts receivable	59	59	65
Days inventory on hand	63	63	72
Days in accounts payable	53	53	57
Cash conversion cycle	69	69	80

Operating activities

Cash used for operating activities was $2.4 million in the first quarter of 2003, or $24.2 million lower compared with the first quarter of 2002. The decrease is primarily attributable to variances in tax payments and increased working capital needs. In the first quarter of 2002, we received a tax refund of approximately $10 million compared to $5 million in tax payments in the first quarter of 2003.

Investing activities

Capital expenditures in the first quarter of 2003 was $7.7 million compared with $7.0 million in the prior year period. We anticipate capital expenditures in 2003 to be approximately $45 million primarily in the areas of new product development and general maintenance capital.

During the three-month period ended March 29, 2003, we completed two acquisitions for total consideration of approximately $16.5 million in cash including transaction costs. HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming applications and Letro Products, Inc. designs and manufactures swimming accessories including pool cleaners. We acquired these companies to complement our existing pool and spa equipment business unit of our Water segment. The aggregated annual revenue of the acquired businesses is approximately $17 million.

In the first quarter of 2003, we made purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products in which we received $1.9 million. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we completed a final adjustment to the selling price related to the disposition of Lincoln Industrial in which we paid $2.4 million. This had no effect on earnings for the first quarter of 2003 as the amount was offset by previously established reserves.

Financing activities

At March 29, 2003, our capital structure consisted of $777.8 million in total indebtedness and $1,126.0 million in shareholders’ equity. The ratio of debt-to-total capital at March 29, 2003 was 40.9 percent, compared with 39.9 percent at December 31, 2002 and 40.4 percent at March 30, 2002. The 1.0 percentage point increase from the end of 2002 reflects additional borrowings used to finance the first quarter 2003 acquisitions, plus seasonal increases in working capital principally in the pool and spa equipment business. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

As of March 29, 2003, we had $652.0 million in committed revolving credit facilities (the Facilities) with various banks, of which approximately $303 million was unused. Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $192 million at March 29, 2003 and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants at March 29, 2003.

In addition to the Facilities, we have $65 million of uncommitted credit facilities of which $25 million was outstanding as of March 29, 2003.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

We will continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities. We believe that cash provided from these sources will be adequate to meet our cash requirements for the foreseeable future.

There have been no material changes with respect to the contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Dividends paid in the first quarter of 2003 were $9.4 million or $0.19 per common share compared with $8.9 million or $0.18 per common share in the prior year period. In February 2003, our Board of Directors approved an increase in our quarterly cash dividend payment from $0.19 per common share to $0.21 per common share, payable beginning May 9, 2003.

Pension

Total net periodic pension benefits cost is expected to be approximately $15 million for 2003 compared with approximately $13 million in 2002. Our 2003 pension contributions are expected to be in the range of $20 million to $25 million compared to approximately $19 million in 2002.

Subsequent Event

In April 2003, we invested an additional $5.6 million in certain joint venture operations of an Asian supplier for bench top power tools. This additional investment increased our ownership percentage to 49 percent from 40 percent. We hold options to increase our ownership interest in these joint ventures to 100 percent. Our portion of the earnings of these joint ventures is included in costof goods sold; however, it is not material.

Off-Balance Sheet Arrangements

At March 29, 2003, we had no off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

See Note 2 (New Accounting Standards) of ITEM 1.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2002, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our annual report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended March 29, 2003. For additional information, refer to Item 7A on page 30 of our 2002 Annual Report on Form 10-K.

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

Environmental, Product Liability Claims, and Horizon Litigation

There have been no further material developments regarding the above from that contained in our 2002 Annual Report on Form 10-K.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Pentair, Inc. Executive Officer Performance Plan, as amended and restated effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).

10.2	Pentair, Inc. Omnibus Stock Incentive Plan, as amended and restated effective January 1, 2003 (Incorporated by reference to Appendix 2 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On January 31, 2003, Pentair furnished a Current Report on Form 8-K dated January 30, 2003 announcing earnings for the quarter and year ended December 31, 2002 and attaching a press release related thereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2003.

PENTAIR, INC. Registrant

By	/s/ DAVID D. HARRISON

David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Certifications

I, Randall J. Hogan, certify that:

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

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ RANDALL J. HOGAN

Randall J. Hogan Chief Executive Officer

Certifications

I, David D. Harrison, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pentair, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ DAVID D. HARRISON

David D. Harrison Executive Vice President and Chief Financial Officer

Exhibit Index to Form 10-Q for the Period Ended March 29, 2003

99.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.