Form 10-Q
period 2003-06-28
PENTAIR INC
filed 2003-08-12
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)
5500 Wayzata Blvd, Suite 800, Golden Valley, Minnesota	55416
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (763) 545-1730

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

On June 28, 2003, 49,362,760 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
In thousands, except per-share data	June 28 2003	June 29 2002	June 28 2003	June 29 2002

Net sales	$718,989	$708,116	$1,356,505	$1,311,179
Cost of goods sold	535,501	532,136	1,017,726	998,188

Gross profit	183,488	175,980	338,779	312,991
Selling, general and administrative	95,932	92,367	188,914	175,287
Research and development	11,224	9,021	21,345	17,385

Operating income	76,332	74,592	128,520	120,319
Net interest expense	9,837	10,476	19,830	24,206

Income before income taxes	66,495	64,116	108,690	96,113
Provision for income taxes	22,608	21,140	36,954	31,699

Net income	$43,887	$42,976	$71,736	$64,414

Earnings per common share
Basic	$0.89	$0.87	$1.45	$1.31
Diluted	$0.88	$0.86	$1.44	$1.29

Weighted average common shares outstanding
Basic	49,381	49,228	49,364	49,201
Diluted	49,812	50,039	49,715	49,812

Cash dividends declared per common share	$0.21	$0.18	$0.40	$0.36

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	June 28 2003	December 31 2002	June 29 2002

Assets
Current assets
Cash and cash equivalents	$45,465	$39,648	$29,289
Accounts and notes receivable, net	442,366	403,793	450,701
Inventories	333,370	293,202	305,663
Deferred tax assets	57,524	55,234	67,087
Prepaid expenses and other current assets	20,695	17,132	21,189
Net assets of discontinued operations	2,166	1,799	2,399

Total current assets	901,586	810,808	876,328

Property, plant and equipment, net	342,784	351,316	314,655

Other assets
Goodwill	1,245,812	1,218,341	1,098,952
Other	137,339	133,985	110,894

Total assets	$2,627,521	$2,514,450	$2,400,829

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$329	$686	$—
Current maturities of long-term debt	58,516	60,488	6,089
Accounts payable	214,213	171,709	206,159
Employee compensation and benefits	76,884	84,965	76,548
Accrued product claims and warranties	38,920	36,855	39,678
Income taxes	17,086	12,071	15,234
Other current liabilities	109,186	109,426	118,775

Total current liabilities	515,134	476,200	462,483

Long-term debt	669,687	673,911	638,554
Pension and other retirement compensation	132,622	124,301	80,405
Post-retirement medical and other benefits	42,293	42,815	43,102
Deferred tax liabilities	33,745	31,728	35,143
Other noncurrent liabilities	62,497	59,771	63,005

Total liabilities	1,455,978	1,408,726	1,322,692

Shareholders’ equity
Common shares par value $0.16 2/3; 49,362,760, 49,222,450, and 49,234,764 shares issued and outstanding, respectively	8,232	8,204	8,206
Additional paid-in capital	488,846	482,695	482,061
Retained earnings	712,106	660,108	613,327
Unearned restricted stock compensation	(8,831)	(5,138)	(9,138)
Accumulated other comprehensive loss	(28,810)	(40,145)	(16,319)

Total shareholders’ equity	1,171,543	1,105,724	1,078,137

Total liabilities and shareholders’ equity	$2,627,521	$2,514,450	$2,400,829

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In thousands	June 28 2003	June 29 2002

Operating activities
Net income	$71,736	$64,414
Depreciation	32,031	30,376
Other amortization	2,566	1,728
Deferred income taxes	(614)	3,485
Stock compensation	306	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(31,013)	(43,461)
Inventories	(33,148)	(1,620)
Prepaid expenses and other current assets	(3,899)	(5,087)
Accounts payable	38,753	25,407
Employee compensation and benefits	(8,783)	1,099
Accrued product claims and warranties	1,125	1,894
Income taxes	3,816	8,496
Other current liabilities	(3,515)	8,077
Pension and post-retirement benefits	4,795	3,508
Other assets and liabilities	3,863	1,217

Net cash provided by continuing operations	78,019	99,533
Net cash provided by (used for) discontinued operations	(367)	2,926

Net cash provided by operating activities	77,652	102,459

Investing activities
Capital expenditures	(18,935)	(15,275)
Proceeds (payments) from sale of businesses	(2,400)	1,547
Acquisitions, net of cash acquired	(15,150)	—
Equity investments	(5,461)	(4,169)
Other	47	(165)

Net cash used for investing activities	(41,899)	(18,062)

Financing activities
Net short-term borrowings	(549)	665
Proceeds from long-term debt	291,691	119,689
Repayment of long-term debt	(301,300)	(201,388)
Proceeds from exercise of stock options	699	2,107
Dividends paid	(19,738)	(17,713)

Net cash used for financing activities	(29,197)	(96,640)

Effect of exchange rate changes on cash	(739)	1,688

Change in cash and cash equivalents	5,817	(10,555)
Cash and cash equivalents, beginning of period	39,648	39,844

Cash and cash equivalents, end of period	$45,465	$29,289

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

Notes to condensed financial statements (unaudited) — (continued)

3.	Stock Based Compensation

The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested stock compensation awards in each period:

	Three months ended		Six months ended
In thousands, except per-share data	June 28 2003	June 29 2002	June 28 2003	June 29 2002

As reported — net income	$43,887	$42,976	$71,736	$64,414
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,443)	(923)	(2,926)	(1,834)

Pro forma — net income	$42,444	$42,053	$68,810	$62,580

Earnings per common share — basic
As reported	$0.89	$0.87	$1.45	$1.31

Pro forma	$0.86	$0.85	$1.39	$1.27

Earnings per common share — diluted
As reported	$0.88	$0.86	$1.44	$1.29

Pro forma	$0.85	$0.84	$1.38	$1.26

Weighted average common shares outstanding
Basic	49,381	49,228	49,364	49,201
Diluted	49,812	50,039	49,715	49,812

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
In thousands, except per-share data	June 28 2003	June 29 2002	June 28 2003	June 29 2002

Net income	$43,887	$42,976	$71,736	$64,414
Weighted average common shares outstanding — basic	49,381	49,228	49,364	49,201
Dilutive impact of stock options	431	811	351	611

Weighted average common shares outstanding — diluted	49,812	50,039	49,715	49,812

Earnings per common share — basic	$0.89	$0.87	$1.45	$1.31
Earnings per common share — diluted	$0.88	$0.86	$1.44	$1.29

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	483	1	1,116	551

5.	Inventories

Inventories were comprised of:

In thousands	June 28 2003	December 31 2002	June 29 2002

Raw materials and supplies	$84,650	$83,670	$88,508
Work-in-process	41,988	39,840	38,374
Finished goods	206,732	169,692	178,781

Total inventories	$333,370	$293,202	$305,663

Pentair, Inc. and subsidiaries

Notes to condensed financial statements (unaudited) — (continued)

6.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended
In thousands	June 28 2003	June 29 2002	June 28 2003	June 29 2002

Net income	$43,887	$42,976	$71,736	$64,414
Changes in cumulative translation adjustment	14,396	21,447	16,572	17,129
Changes in market value of derivative financial instruments classified as cash flow hedges	(4,186)	(6,393)	(5,236)	(4,530)

Comprehensive income	$54,097	$58,030	$83,072	$77,013

7.	Goodwill

Changes in the carrying amount of goodwill for the six months ended June 28, 2003 by segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated

Balance December 31, 2002	$375,098	$663,940	$179,303	$1,218,341
Acquired, net of purchase price adjustments	—	15,559	—	15,559
Foreign currency translation	309	5,340	6,263	11,912

Balance June 28, 2003	$375,407	$684,839	$185,566	$1,245,812

8.	Business Segments

Segment information is presented consistent with the basis described in the 2002 Annual Report on Form 10-K. Segment results for the three and six months ended June 28, 2003 and June 29, 2002 are shown below:

	Three months ended		Six months ended
In thousands	June 28 2003	June 29 2002	June 28 2003	June 29 2002

Net sales to external customers
Tools	$283,416	$303,771	$535,181	$555,863
Water	290,692	265,531	537,132	476,942
Enclosures	144,881	138,814	284,192	278,374
Corporate/other	—	—	—	—

Consolidated	$718,989	$708,116	$1,356,505	$1,311,179

Intersegment sales
Tools	$—	$—	$—	$—
Water	—	—	—	—
Enclosures	355	—	497	—
Other	(355)	—	(497)	—

Consolidated	$—	$—	$—	$—

Operating income (loss)
Tools	$23,148	$30,837	$40,834	$47,523
Water	46,002	43,708	75,506	73,455
Enclosures	11,703	6,995	21,568	11,603
Other	(4,521)	(6,948)	(9,388)	(12,262)

Consolidated	$76,332	$74,592	$128,520	$120,319

Other operating income (loss) is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

9.	Acquisitions/Divestitures

We completed two acquisitions during the six months ended June 28, 2003 in our Water segment. In addition, we acquired two businesses during the year ended December 31, 2002 in our Tools and Water segments. All of the acquisitions during this time period

Pentair, Inc. and subsidiaries

Notes to condensed financial statements (unaudited) — (continued)

have been accounted for as purchases, and have resulted in the recognition of goodwill and other intangibles in our financial statements. Goodwill arises because the purchase prices for these targets reflect a number of factors, the greatest of which includes the future earnings and cash flow potential of these companies.

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

The following briefly describes our acquisition activity for the six months ended June 28, 2003. For a description of our acquisition activity for the year-ended December 31, 2002, refer to our notes to consolidated financial statements included in our 2002 Annual Report on Form 10-K.

During the six-month period ended June 28, 2003, we completed two product line acquisitions for total consideration of approximately $17.1 million in cash including transaction costs. HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming pool applications and Letro Products, Inc. designs and manufactures swimming pool accessories including cleaners. We acquired these companies to complement our existing pool and spa equipment business unit of our Water segment. The aggregated annual revenue of the acquired businesses is approximately $17 million. We are continuing to evaluate the initial purchase accounting allocations for acquisitions completed during the six months ended June 28, 2003 and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known. Pro forma information on these acquisitions and other related disclosures have not been provided as these acquisitions are not considered material to our operations.

In the first quarter of 2003, we made purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products in which we received $1.9 million. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we completed a final adjustment to the selling price related to the disposition of Lincoln Industrial in which we paid $2.4 million. This had no effect on earnings for the six months ended June 28, 2003 as the amount was offset by previously established reserves.

10.	Equity Method Investment

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

11.	Warranty

The changes in the carrying amount of service and product warranties for the quarter ended June 28, 2003 are as follows:

In thousands	Accrued warranties

Balance December 31, 2002	$26,855
Service and product warranty provision	21,481
Payments	(20,470)
Acquired	672
Translation	382

Balance June 28, 2003	$28,920

12.	Subsequent Events

In July 2003, we acquired certain assets of two privately held companies to augment existing Water segment businesses for approximately $4.3 million. TwinPumps, Inc., of Oldwick, New Jersey, designs and manufactures vortex and chopper pumps for municipal wastewater applications. K&M Plastics, Incorporated, of Elk Grove, Illinois, designs and manufactures blow-molded brine tanks and pressure vessels for residential and commercial water conditioning and filtration applications.

On July 25, 2003, we completed financing arrangements totaling $700 million, comprised of a $200 million private placement of senior notes with a 10-year maturity and a new committed $500 million revolving credit facility with maturity in three years. The $500 million credit facility replaced two existing revolving credit facilities totaling $632 million. The $200 million private placement includes $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes (of which $50 million will be funded on October 15, 2003) with an average interest rate of 4.98

Pentair, Inc. and subsidiaries

Notes to condensed financial statements (unaudited) — (continued)

percent. The $150 million proceeds received in the third quarter of 2003 from the private placement were used to pay down debt under the revolving credit facility.

The following table contains information about our revolving credit facility and our private placements at June 28, 2003 and July 25, 2003.

In millions	June 28 2003	July 25 2003	Net Change

Credit available under revolving credit facility	$652	$520	$(132)
Less debt outstanding under revolving credit facility	306	149	(157)

Credit available	$346	$371	$ 25

Private placements	$134	$281	$ 147

In addition, we have $65 million of uncommitted credit facilities of which $25 million was outstanding at July 25, 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
▪	the strength of product demand;
▪	the intensity of competition;
▪	pricing pressures;
▪	market acceptance of new product introductions;
▪	the introduction of new products by competitors;
▪	our ability to maintain and expand relationships with large retail stores;
▪	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
▪	the financial condition of our customers;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in foreign currency exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand;
•	our ability to continue to successfully generate savings from our supply chain management and lean enterprise initiatives;
•	our ability to successfully identify, complete, and integrate future acquisitions; and
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

BUSINESS OVERVIEW

We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names — Porter-Cable™, Delta®, Delta Shopmaster™, Delta Industrial™, Biesemeyer®, FLEX™, Ex-Cell™, Air America®, Charge Air Pro®, 2 x 4™, Oldham®, Contractor SuperDuty™, Viper®, Hickory Woodworking®, The Woodworker’s Choice®, and United States Saw® — generating approximately 40 percent of 2002 total revenues. Our Water segment manufactures and markets essential products for the transport, storage, and treatment of water and wastewater and generates approximately 35 percent of 2002 total revenues. Brand names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATA™, CodeLine™, Structural™, WellMate™, Verti-line™, Layne & Bowler™, American Plumber™, Armor™, National Pool Tile™, Rainbow Lifegard™, Paragon Aquatics™, Kreepy Krauly™, and Pentair Pool Products™. Our Enclosures segment accounts for approximately 25 percent of 2002 total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. The segment goes to market under four primary brands: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™.

Our diversification has enabled us to provide shareholders with relatively consistent operating results despite difficult markets that may occur in one or another segment at times.

RESULTS OF OPERATIONS

Net sales

The components of the net sales change in 2003 from 2002 were as follows:

	% Change from 2002
Percentages	Second quarter	Six months

Volume	(0.3)	1.9
Price	(0.5)	(0.7)
Currency	2.3	2.3

Total	1.5	3.5

Net sales in the second quarter and first half of 2003 totaled $719.0 million and $1,356.5 million, compared with $708.1 million and $1,311.2 million for the same periods in 2002. The $10.9 million or 1.5 percent increase in second quarter 2003 net sales and the $45.3 million or 3.5 percent increase in first half 2003 net sales was primarily due to:

•	favorable foreign currency effects as the weaker U.S. dollar increased the dollar value of foreign sales; and
•	our fourth quarter 2002 acquisitions of Oldham Saw Co., Inc. (Oldham Saw) (Tools segment) and Plymouth Products, Inc. (Plymouth Products) (Water segment).

These increases were partially offset by:

•	lower second quarter and first half organic sales volume, in our Tools segment due to unfavorable weather patterns and weak economic conditions; and
•	a decline in average selling prices in our Tools segment due to increased promotional pricing.

Sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	June 28 2003	June 29 2002	$ change	% change	June 28 2003	June 29 2002	$ change	% change

Tools	$283,416	$303,771	$(20,355)	(6.7%)	$535,181	$555,863	$(20,682)	(3.7%)
Water	290,692	265,531	25,161	9.5%	537,132	476,942	60,190	12.6%
Enclosures	144,881	138,814	6,067	4.4%	284,192	278,374	5,818	2.1%

Total	$718,989	$708,116	$10,873	1.5%	$1,356,505	$1,311,179	$45,326	3.5%

Tools

The 6.7 percent and 3.7 percent declines in Tools segment sales in the second quarter and first half of 2003 were primarily driven by:

•	lower organic sales volume due to the effects of a slow economy, unfavorable weather conditions that hampered sell-in of pressure washers into the industrial and retail channels, and the impact of several compressor SKUs at one large home center customer that were lost in the first quarter of 2003; and
•	a decline in average selling prices due to increased promotional pricing.

The decline in organic sales volume in the second quarter and first half of 2003 was offset in part by sales attributable to the fourth quarter 2002 acquisition of Oldham Saw.

Water

The 9.5 percent and 12.6 percent increases in Water segment sales in the second quarter and first half of 2003 were primarily driven by:

•	higher sales for retail pumps and residential engineered systems;
•	higher sales in the first half of 2003 for pool and spa equipment products, despite flat sales in the second quarter due to unfavorable weather conditions that resulted in a slow start to the pool season;
•	sales attributable to the fourth quarter 2002 acquisition of Plymouth Products; and
•	favorable foreign currency effects.

Enclosures

The 4.4 percent and 2.1 percent increases in Enclosures segment sales in the second quarter and first half of 2003 were primarily driven by:

•	favorable foreign currency effects and continued expansion into new markets.

Gross profit

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

Gross profit	$183,488	25.5%		$175,980	24.9%	$338,779	25.0%		$312,991	23.9%
Percentage point change		0.6	pts				1.1	pts

The 0.6 percentage point and 1.1 percentage point increases in gross profit as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily the result of:

•	savings generated from our supply chain management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);
•	our fourth quarter 2002 acquisition of Plymouth Products;
•	lower costs as a result of general downsizing throughout Pentair; and
•	favorable foreign currency effects (primarily the second quarter only).

These increases were partially offset by:

•	price declines, primarily in our Tools segment due to increased promotional pricing; and
•	volume declines, in our Tools segment.

Selling, general and administrative (SG&A)

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

SG&A	$95,932	13.3%		$92,367	13.0%	$188,914	13.9%		$175,287	13.4%
Percentage point change		0.3	pts				0.5	pts

The 0.3 percentage point and 0.5 percentage point increases in SG&A expense as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily due to:

•	higher spending for increased promotional costs primarily in our Tools segment;
•	higher legal costs; and
•	expenses related to downsizing and strategic growth initiatives.

Research and development (R&D)

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

R&D	$11,224	1.6%		$9,021	1.3%	$21,345	1.6%		$17,385	1.3%
Percentage point change		0.3	pts				0.3	pts

The 0.3 percentage point increases in R&D expense as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily due to additional investments related to new product development initiatives in our Tools and Water segments.

Operating income

Tools

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

Operating income	$23,148	8.2%		$30,837	10.2%	$40,834	7.6%		$47,523	8.5%
Percentage point change		(2.0	) pts				(0.9	) pts

The 2.0 percentage point and 0.9 percentage point declines in Tools segment operating income as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily the result of:

•	lower sales volumes;
•	a decline in average selling prices related to increased promotional pricing; and
•	expenses related to downsizing.

These decreases were partially offset by:

•	cost savings as a result of our supply chain management and PIMS initiatives; and
•	lower distribution and freight costs.

Water

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

Operating income	$46,002	15.8%		$43,708	16.5%	$75,506	14.1%		$73,455	15.4%
Percentage point change		(0.7	) pts				(1.3	) pts

The 0.7 percentage point and 1.3 percentage point declines in Water segment operating income as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily the result of:

•	lower profitability in our pool and spa equipment business resulting from unfavorable product mix primarily, a slow start to the pool season, and strategic investments to drive organic growth;
•	price and volume declines related to our reverse osmosis product line and costs associated with downsizing the Chardon, Ohio operation. We are now consolidating the manufacturing of all of this product line in our factory in Goa, India. In addition, we are streamlining and pruning the balance of the tank product line. We expect to realize benefits from these actions in the second half of 2003; and
•	lower profitability in our pump business (year-to-date only) due to pricing pressures in commercial markets and one-time costs for workforce reductions. Profitability in our pump business improved in the second quarter compared with the first quarter of 2003 as we accelerated our PIMS initiatives and retail channel management programs.

Enclosures

	Three months ended					Six months ended
In thousands	June 28 2003	% of sales		June 29 2002	% of sales	June 28 2003	% of sales		June 29 2002	% of sales

Operating income	$11,703	8.1%		$6,995	5.0%	$21,568	7.6%		$11,603	4.2%
Percentage point change		3.1	pts				3.4	pts

The 3.1 percentage point and 3.4 percentage point increases in Enclosures segment operating income as a percent of sales in the second quarter and first half of 2003 from 2002 were primarily the result of:

•	efficiencies resulting from our continued implementation of PIMS, stronger sourcing discipline, and expense reduction programs. These savings were partially offset by expenses for the closure of our Scottish operations.

Net interest expense

	Three months ended				Six months ended
In thousands	June 28 2003	% of sales	June 29 2002	% of sales	June 28 2003	% of sales	June 29 2002	% of sales

Net interest expense	$9,837	1.4%	$10,476	1.5%	$19,830	1.5%	$24,206	1.8%

Net interest expense was $9.8 million and $19.8 million in the second quarter and first half of 2003 compared with $10.5 million and $24.2 million for the same periods in 2002. The $0.7 million and the $4.4 million declines primarily reflected lower interest rates on our variable rate debt and the write-off in March 2002 of $1.8 million of deferred financing costs related to excess capacity on certain credit facilities that we no longer used.

Provision for income taxes

	Three months ended		Six months ended
In thousands	June 28 2003	June 29 2002	June 28 2003	June 29 2002

Income before income taxes	$66,495	$64,116	$108,690	$96,113
Provision for income taxes	$22,608	$21,140	$36,954	$31,699
Effective tax rate	34.0%	33.0%	34.0%	33.0%

Our effective tax rate in the second quarter and first half of 2003 was 34 percent compared with 33 percent for the same periods in 2002. The one percentage point increase was primarily due to the anticipated mix of our 2003 U.S. and foreign earnings and the fact that many of our tax savings programs have relatively fixed benefits so as profitability improves our effective tax rate trends higher.

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

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	June 28 2003	December 31 2002	June 29 2002

Days of sales in accounts receivable	58	59	63
Days inventory on hand	65	63	68
Days in accounts payable	53	53	56
Cash conversion cycle	70	69	75

Operating activities

Cash provided by operating activities was $77.7 million in the first half of 2003, or $24.8 million lower compared with the same period in 2002. The decrease was primarily attributable to year-over-year variances in tax payments and increased working capital resulting from higher inventories in our Tools segment and our pool and spa equipment business.

Investing activities

Capital expenditures in the first half of 2003 were $18.9 million compared with $15.3 million in the prior year period. We anticipate capital expenditures in 2003 to be approximately $45 million primarily, in the areas of new product development and general maintenance capital.

During the six-month period ended June 28, 2003, we completed two product line acquisitions for total consideration of approximately $17.1 million in cash including transaction costs. HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming pool applications and Letro Products, Inc. designs and manufactures swimming accessories including pool cleaners. We acquired these companies to complement our existing pool and spa equipment business unit of our Water segment. The aggregated annual revenue of the acquired businesses is approximately $17 million.

In the first quarter of 2003, we made purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products in which we received $1.9 million. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we completed a final adjustment to the selling price related to the disposition of Lincoln Industrial in which we paid $2.4 million. This had no effect on earnings for the six months ended June 28, 2003 as the amount was offset by previously established reserves.

In April 2003, we invested an additional $5.6 million in certain joint venture operations of an Asian supplier for bench top power tools. This additional investment increased our ownership percentage to 49 percent from 40 percent. We hold options to increase our ownership interest in these joint ventures to 100 percent.

Financing activities

At June 28, 2003, our capital structure consisted of $728.5 million in total indebtedness and $1,171.5 million in shareholders’ equity. The ratio of debt-to-total capital at June 28, 2003 was 38.3 percent, compared with 39.9 percent at December 31, 2002 and 37.4 percent at June 29, 2002. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

On July 25, 2003, we completed financing arrangements totaling $700 million, comprised of a $200 million private placement of senior notes with a 10-year maturity and a new committed $500 million revolving credit facility with maturity in three years. The $500 million credit facility replaced two existing revolving credit facilities totaling $632 million. The $200 million private placement includes $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes (of which $50 million will be funded on October 15, 2003) with an average interest rate of 4.98 percent. The $150 million proceeds received in the third quarter of 2003 from the private placement were used to pay down debt under the revolving credit facility.

Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $234 million at July 25, 2003 and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants at June 28 and July 25, 2003.

The following table contains information about our revolving credit facility and our private placements at June 28, 2003 and July 25, 2003.

In millions	June 28 2003	July 25 2003	Net Change

Credit available under revolving credit facility	$652	$520	$(132)
Less debt outstanding under revolving credit facility	306	149	(157)

Credit available	$346	$371	$25

Private placements	$134	$281	$147

In addition, we have $65 million of uncommitted credit facilities of which $25 million was outstanding at July 25, 2003.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

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

Dividends paid in the first half of 2003 were $19.7 million or $0.40 per common share compared with $17.7 million or $0.36 per common share in the prior year period.

Pension

Total net periodic pension benefits cost is expected to be approximately $15 million for 2003 compared with approximately $13 million in 2002. Our 2003 pension contributions are expected to be in the range of $20 million to $25 million compared to approximately $19 million in 2002.

Subsequent Event

In July 2003, we acquired certain assets of two privately held companies to augment existing Water segment businesses for approximately $4.3 million. TwinPumps, Inc., of Oldwick, New Jersey, designs and manufactures vortex and chopper pumps for municipal wastewater applications. K&M Plastics, Incorporated, of Elk Grove, Illinois, designs and manufactures blow-molded brine tanks and pressure vessels for residential and commercial water conditioning and filtration applications.

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

There have been no material changes in our market risk during the six months ended June 28, 2003. For additional information, refer to Item 7A on page 30 of our 2002 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 28, 2003 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 28, 2003 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Environmental and Product Liability Claims

There have been no further material developments regarding the above from that contained in our 2002 Annual Report on Form 10-K.

The following supplements and amends the discussion set forth under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002.

Horizon Litigation

On June 25, 2003, the United States Court of Appeals for the Second Circuit dismissed Essef’s appeal of the trial verdict. A motion for panel rehearing and rehearing en banc has been filed. We believe we have sufficient reserves to cover any uninsured awards or settlements for this matter.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

At Pentair’s Annual Meeting of Shareholders held on April 30, 2003, the shareholders voted on the following items:

Proposal 1. – Election of Directors

Nominees	Votes For	Votes Withheld
Charles A. Haggerty	42,546,853	964,886
Randall J. Hogan	42,248,368	1,263,371

The other directors whose terms of office continued after the Annual Meeting are as follows: terms expiring at the 2004 annual meeting – William H. Hernandez, William T. Monahan and Karen E. Welke; and terms expiring at the 2005 annual meeting – Barbara B. Grogan, Stuart Maitland and Augusto Meozzi.

Proposal 2. – Approval of amendment to the Executive Officer Performance Plan for Section 162(m) purposes

Votes For	Votes Against	Votes Abstain
39,634,542	3,613,130	264,066

Proposal 3. – Approval of amendment to the Omnibus Stock Incentive Plan for Section 162(m) purposes

Votes For	Votes Against	Votes Abstain
38,463,937	4,747,274	300,527

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
10.21

Amended and Restated Credit Agreement dated as of July 25, 2003 among Pentair, Inc., various subsidiaries of Pentair, Inc., and various financial institutions listed therein, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Current Report on Form 8-K filed July 29, 2003).

10.22

Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013. (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K filed July 29, 2003).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

The Registrant filed the following Current Report on Form 8-K during the quarter ended June 28, 2003:

On April 17, 2003, Pentair furnished under Items 7 and 9 a Current Report on Form 8-K dated April 17, 2003 announcing earnings for the quarter ended March 29, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2003.

PENTAIR, INC. Registrant

By:	/S/	David D. Harrison

David D. Harrison Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended June 28, 2003

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1