Form 10-Q
period 2003-09-27
PENTAIR INC
filed 2003-11-04
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2003

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

On October 25, 2003, 49,376,010 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
In thousands, except per-share data	September 27 2003	September 28 2002	September 27 2003	September 28 2002

Net sales	$685,014	$629,301	$2,041,519	$1,940,480
Cost of goods sold	518,007	480,332	1,535,733	1,478,520

Gross profit	167,007	148,969	505,786	461,960
Selling, general and administrative	88,267	78,243	277,181	253,530
Research and development	10,995	8,904	32,340	26,289

Operating income	67,745	61,822	196,265	182,141
Net interest expense	9,600	8,205	29,430	32,411

Income before income taxes	58,145	53,617	166,835	149,730
Provision for income taxes	19,770	16,214	56,724	47,913

Net income	$38,375	$37,403	$110,111	$101,817

Earnings per common share
Basic	$0.78	$0.76	$2.23	$2.07
Diluted	$0.77	$0.75	$2.21	$2.04

Weighted average common shares outstanding
Basic	49,484	49,235	49,404	49,212
Diluted	50,043	49,804	49,824	49,809

Cash dividends declared per common share	$0.21	$0.19	$0.61	$0.55

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	September 27 2003	December 31 2002	September 28 2002

Assets
Current assets
Cash and cash equivalents	$50,381	$39,648	$39,591
Accounts and notes receivable, net	420,267	403,793	415,019
Inventories	308,150	293,202	291,308
Deferred tax assets	57,416	55,234	66,527
Prepaid expenses and other current assets	21,523	17,132	20,735
Net assets of discontinued operations	2,380	1,799	1,771

Total current assets	860,117	810,808	834,951

Property, plant and equipment, net	340,131	351,316	306,102

Other assets
Goodwill	1,250,621	1,218,341	1,098,141
Other	136,620	133,985	115,704

Total assets	$2,587,489	$2,514,450	$2,354,898

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$102	$686	$—
Current maturities of long-term debt	104,020	60,488	7,284
Accounts payable	180,147	171,709	188,872
Employee compensation and benefits	80,952	84,965	81,530
Accrued product claims and warranties	36,704	36,855	37,632
Income taxes	18,938	12,071	30,790
Other current liabilities	124,047	109,426	124,039

Total current liabilities	544,910	476,200	470,147

Long-term debt	558,610	673,911	559,218
Pension and other retirement compensation	135,607	124,301	82,683
Post-retirement medical and other benefits	42,162	42,815	42,762
Deferred tax liabilities	46,110	31,728	35,390
Other noncurrent liabilities	63,786	59,771	64,423

Total liabilities	1,391,185	1,408,726	1,254,623

Shareholders’ equity
Common shares par value $0.16 2/3; 49,377,732, 49,222,450, and 49,238,050 shares issued and outstanding, respectively	8,235	8,204	8,207
Additional paid-in capital	488,630	482,695	482,146
Retained earnings	740,113	660,108	641,376
Unearned restricted stock compensation	(7,898)	(5,138)	(8,291)
Accumulated other comprehensive loss	(32,776)	(40,145)	(23,163)

Total shareholders’ equity	1,196,304	1,105,724	1,100,275

Total liabilities and shareholders’ equity	$2,587,489	$2,514,450	$2,354,898

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In thousands	September 27 2003	September 28 2002

Operating activities
Net income	$110,111	$101,817
Depreciation	47,366	44,499
Other amortization	3,905	2,592
Deferred income taxes	11,728	4,263
Stock compensation	306	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(7,458)	(9,236)
Inventories	(7,640)	11,777
Prepaid expenses and other current assets	(3,608)	2,103
Accounts payable	3,925	8,813
Employee compensation and benefits	(5,356)	6,230
Accrued product claims and warranties	(1,109)	(601)
Income taxes	5,640	24,104
Other current liabilities	10,624	4,187
Pension and post-retirement benefits	7,445	5,664
Other assets and liabilities	3,031	11,141

Net cash provided by continuing operations	178,910	217,353
Net cash (used for) provided by discontinued operations	(581)	3,555

Net cash provided by operating activities	178,329	220,908

Investing activities
Capital expenditures	(29,720)	(23,674)
Proceeds from sale of businesses	—	1,744
Acquisitions, net of cash acquired	(19,409)	—
Divestitures	(2,400)	—
Equity investments	(5,426)	(9,448)
Other	48	(165)

Net cash used for investing activities	(56,907)	(31,543)

Financing activities
Net short-term (repayments) borrowings	(771)	665
Proceeds from long-term debt	486,657	194,987
Repayment of long-term debt	(558,816)	(363,960)
Proceeds from exercise of stock options	510	2,683
Dividends paid	(30,106)	(27,067)

Net cash used for financing activities	(102,526)	(192,692)

Effect of exchange rate changes on cash	(8,163)	3,074

Change in cash and cash equivalents	10,733	(253)
Cash and cash equivalents, beginning of period	39,648	39,844

Cash and cash equivalents, end of period	$50,381	$39,591

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In addition, the interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. In October 2003, the FASB agreed to defer the effective date so that a public company would not need to apply the provisions of the interpretation to VIE interests acquired before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003. Because we believe we have no variable interest entities, we do not expect that the adoption of this new standard will have a material effect on our consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance of SFAS No. 148 is effective for our financial statements issued in 2003. As allowed by SFAS No. 123, we will continue to account for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, which results in no charge to earnings when options are issued at fair market value. The adoption of this new standard did not have a material effect on our consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003 and for

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) — (continued)

pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material effect on our consolidated financial position or results of operations.

3.	Stock Based Compensation

We offer stock-based employee compensation plans and account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income upon grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested stock compensation awards in each period:

	Three months ended		Nine months ended
In thousands, except per-share data	September 27 2003	September 28 2002	September 27 2003	September 28 2002

As reported — net income	$38,375	$37,403	$110,111	$101,817
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(1,705)	(971)	(4,631)	(2,805)

Pro forma — net income	$36,670	$36,432	$105,480	$99,012

Earnings per common share — basic
As reported	$0.78	$0.76	$2.23	$2.07

Pro forma	$0.74	$0.74	$2.14	$2.01

Earnings per common share — diluted
As reported	$0.77	$0.75	$2.21	$2.04

Pro forma	$0.73	$0.73	$2.12	$1.99

Weighted average common shares outstanding
Basic	49,484	49,235	49,404	49,212
Diluted	50,043	49,804	49,824	49,809

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
In thousands, except per-share data	September 27 2003	September 28 2002	September 27 2003	September 28 2002

Net income	$38,375	$37,403	$110,111	$101,817

Weighted average common shares outstanding — basic	49,484	49,235	49,404	49,212
Dilutive impact of stock options	559	569	420	597

Weighted average common shares outstanding — diluted	50,043	49,804	49,824	49,809

Earnings per common share — basic	$0.78	$0.76	$2.23	$2.07
Earnings per common share — diluted	$0.77	$0.75	$2.21	$2.04

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	62	41	765	381

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) — (continued)

5.	Inventories

Inventories were comprised of:

In thousands	September 27 2003	December 31 2002	September 28 2002

Raw materials and supplies	$78,782	$83,670	$85,409
Work-in-process	33,623	39,840	35,579
Finished goods	195,745	169,692	170,320

Total inventories	$308,150	$293,202	$291,308

6.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Nine months ended
In thousands	September 27 2003	September 28 2002	September 27 2003	September 28 2002

Net income	$38,375	$37,403	$110,111	$101,817
Changes in cumulative translation adjustment	(4,158)	(6,189)	12,414	10,940
Changes in market value of derivative financial instruments classified as cash flow hedges	192	(655)	(5,045)	(5,185)

Comprehensive income	$34,409	$30,559	$117,480	$107,572

Net foreign currency translation loss for the three months ended September 27, 2003 resulted primarily from the weakening of the euro and Canadian dollar currencies against the U.S. dollar. Net foreign currency translation gain for the nine months ended September 27, 2003 resulted primarily from the strengthening of the euro and Canadian dollar currencies against the U.S. dollar. The net gain and net loss on derivative financial instruments for the three months and nine months ended September 27, 2003, respectively, was impacted primarily by changes in the value of outstanding hedging instruments, primarily related to the euro. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

7.	Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 27, 2003 by segment is as follows:

In thousands	Tools	Water	Enclosures	Consolidated

Balance December 31, 2002	$375,098	$663,940	$179,303	$1,218,341
Acquired, net of purchase price adjustments	—	19,824	—	19,824
Foreign currency translation	326	5,718	6,412	12,456

Balance September 27, 2003	$375,424	$689,482	$185,715	$1,250,621

The acquired goodwill in the Water segment is driven by four product line acquisitions as further described in Footnote 10 and purchase price adjustments relative to our fourth quarter acquisition of Plymouth Products.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) — (continued)

8.	Debt

On July 25, 2003, we completed new financing arrangements totaling $700 million, comprised of a $200 million private placement of senior notes with 10-year maturities (of which $150 million was funded during the third quarter and $50 million was funded on October 15, 2003) and a new committed $500 million revolving credit facility (the Facility) with maturity in three years. The $500 million credit facility replaced two existing revolving credit facilities totaling $652 million of credit availability. Interest rates and fees on the revolving credit facility vary based on our credit ratings. The $200 million private placement included $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes with an average interest rate of 4.98 percent. We used the $200 million proceeds received in the second half of 2003 from the private placement to pay down debt under the revolving credit facility.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Facility. The Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of September 27, 2003, we have $73.4 million of commercial paper outstanding that matures within 30 days. All of the commercial paper is classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $306 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of September 27, 2003.

In addition to the Facility, we have $55.0 million of uncommitted credit facilities, under which we had $15 million outstanding as of September 27, 2003.

Long-term debt and the average interest rate on debt outstanding as of September 27 is summarized as follows:

In thousands	Average interest rate September 27, 2003	Maturity (Year)	September 27 2003	December 31 2002	September 28 2002

Commercial paper, maturing within 30 days	1.94%		$73,379	$—	$—
Revolving credit facilities	2.00%	2004-2006	23,800	330,400	164,000
Private placement - fixed rate	6.27%	2003-2013	181,521	132,628	131,763
Private placement - floating rate	2.26%	2013	100,000	—	—
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.51%	2003-2009	26,192	12,345	11,835

Total contractual debt obligations			654,892	725,373	557,598
Interest rate swap monetization deferred income			6,997	7,872	8,163
Fair value adjustment of hedged senior notes			741	1,154	741

Total long-term debt, including current portion per balance sheet			662,630	734,399	566,502
Less current maturities			(104,020)	(60,488)	(7,284)

Long-term debt			$558,610	$673,911	$559,218

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) — (continued)

Long-term debt outstanding on a calendar year basis matures as follows:

	Maturities
In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Contractual debt obligation maturities	$56,333	$82,545	$1,306	$77,178	$37,530	$400,000	$654,892
Other maturities	1,166	1,166	1,166	1,166	1,166	1,908	7,738

Total maturities	$57,499	$83,711	$2,472	$78,344	$38,696	$401,908	$662,630

9.	Business Segments

Segment information is presented consistent with the basis described in the 2002 Annual Report on Form 10-K. Segment results for the three and nine months ended September 27, 2003 and September 28, 2002 are shown below:

	Three months ended		Nine months ended
In thousands	September 27 2003	September 28 2002	September 27 2003	September 28 2002

Net sales to external customers
Tools	$268,028	$265,732	$803,209	$821,595
Water	270,903	223,637	807,993	700,579
Enclosures	146,083	139,932	430,317	418,306

Consolidated	$685,014	$629,301	$2,041,519	$1,940,480

Intersegment sales
Tools	$—	$—	$—	$—
Water	(2)	—	40	—
Enclosures	150	—	605	—
Other	(148)	—	(645)	—

Consolidated	$—	$—	$—	$—

Operating income (loss)
Tools	$21,440	$25,479	$62,274	$73,002
Water	36,197	29,969	111,703	103,424
Enclosures	13,555	8,884	35,123	20,487
Other	(3,447)	(2,510)	(12,835)	(14,772)

Consolidated	$67,745	$61,822	$196,265	$182,141

Other operating income (loss) is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

10.	Acquisitions/Divestitures

We completed four acquisitions during the nine months ended September 27, 2003 in our Water segment. In addition, we acquired two businesses during the year ended December 31, 2002 in our Tools and Water segments. All of the acquisitions during this time period have been accounted for as purchases, and have resulted in the recognition of goodwill and other intangibles in our financial statements. Goodwill arises because the purchase prices for these businesses reflect a number of factors, the greatest of which includes the future earnings and cash flow potential of these companies.

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

The following briefly describes our acquisition activity for the nine months ended September 27, 2003. For a description of our acquisition activity for the year-ended December 31, 2002, refer to our notes to consolidated financial statements included in our 2002 Annual Report on Form 10-K for the year ended December 31, 2002.

During the nine-month period ended September 27, 2003, we completed four product line acquisitions for total consideration of approximately $21.4 million in cash including transaction costs.

•	HydroTemp Manufacturing Co., Inc. (HydroTemp) designs and manufactures heat pumps for swimming pool applications.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) — (continued)

•	Letro Products, Inc. (Letro Products) designs and manufactures swimming pool accessories including cleaners.

•	Certain assets of TwinPumps, Inc. (TwinPumps) designs and manufactures vortex and chopper pumps for municipal wastewater applications.

•	Certain assets of K&M Plastics, Inc., (K&M Plastics) designs and manufactures blow-molded brine tanks and pressure vessels for residential and commercial water conditioning and filtration applications.

We acquired HydroTemp and Letro Products in March 2003 to complement our existing pool and spa equipment business of our Water segment. We acquired certain assets of TwinPumps in July 2003. We will combine the assets of TwinPumps with our existing pump business of our Water Segment to pursue replacement parts, replacement pumps, and new projects in the municipal wastewater business. We acquired certain assets of K&M Plastics, in July 2003, with the intent of establishing pressure vessel manufacturing capacity in China to better serve the fast growing Asian water market.

The aggregated annual revenue of the acquired businesses is approximately $22 million. We are continuing to evaluate the initial purchase accounting allocations for acquisitions completed during the nine months ended September 27, 2003 and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known. Pro forma information on these acquisitions and other related disclosures have not been provided as these acquisitions are not considered material to our operations.

In the first quarter of 2003, we received $1.9 million in purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial. This had no effect on earnings for the nine months ended September 27, 2003 as the amount was offset by previously established reserves.

11.	Equity Method Investment

In April 2003, we invested an additional $5.6 million in certain joint venture operations of an Asian supplier for stationary and bench top power tools. This additional investment increased our ownership percentage to 49 percent from 40 percent. We hold options to increase our ownership interest in these joint ventures to 100 percent. Our portion of the earnings or losses of these joint ventures is included in cost of goods sold; however, it is not material.

12.	Warranty

The changes in the carrying amount of service and product warranties for the nine months ended September 27, 2003 are as follows:

In thousands	Accrued warranties

Balance December 31, 2002	$26,855
Service and product warranty provision	31,749
Payments	(32,979)
Acquired	672
Translation	407

Balance September 27, 2003	$26,704

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS OVERVIEW

We are a diversified industrial manufacturer operating in three segments: Tools, Water, and Enclosures. Our Tools segment manufactures and markets a wide range of power tools under several brand names — Porter-Cable™, Delta®, Delta Shopmaster™, Delta Industrial™, Biesemeyer®, FLEX™, Ex-Cell™, Air America®, Charge Air Pro®, 2 x 4™, Oldham®, Contractor SuperDuty™, Viper®, Hickory Woodworking®, The Woodworker’s Choice®, and United States Saw® — generated approximately 40 percent of 2002 total revenues. Our Water segment manufactures and markets essential products for the transport, storage, and treatment of water and wastewater and generated approximately 35 percent of 2002 total revenues. Brand names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATA™, CodeLine™, Structural™, WellMate™, Verti-line™, Layne & Bowler™, American Plumber™, Armor™, National Pool Tile™, Rainbow Lifegard™, Paragon Aquatics™, Kreepy Krauly™, Pentair Pool Products™, and PENTEK™. Our Enclosures segment accounted for approximately 25 percent of 2002 total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. The segment goes to market under four primary brands: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™.

Our diversification has enabled us to provide shareholders with relatively consistent operating results despite difficult markets that may occur in one or another segment at times.

RESULTS OF OPERATIONS

Net sales

The components of the net sales change in 2003 from 2002 were as follows:

	% Change from 2002
Percentages	Third quarter	Nine months

Volume	8.4	4.2
Price	(1.2)	(1.1)
Currency	1.7	2.1

Total	8.9	5.2

Net sales in the third quarter and first nine months of 2003 totaled $685.0 million and $2,041.5 million, compared with $629.3 million and $1,940.5 million for the same periods in 2002. The $55.7 million or 8.9 percent increase in third quarter 2003 net sales and the $101.0 million or 5.2 percent increase in first nine months of 2003 net sales were primarily due to:

•	our fourth quarter 2002 acquisitions of Oldham Saw Co., Inc. (Oldham Saw) (Tools segment) and Plymouth Products, Inc. (Plymouth Products) (Water segment);
•	higher volume in our water segment for pool equipment, residential pumps, and European water businesses; and
•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

These increases were partially offset by:

•	lower third quarter and first nine months organic sales volume in our Tools segment due to weak economic conditions; and
•	a decline in average selling prices in our Tools segment due to increased promotional pricing.

Sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	September 27 2003	September 28 2002	$ change	% change	September 27 2003	September 28 2002	$ change	% change

Tools	$268,028	$265,732	$2,296	0.9%	$803,209	$821,595	$(18,386)	(2.2%	)
Water	270,903	223,637	47,266	21.1%	807,993	700,579	107,414	15.3%
Enclosures	146,083	139,932	6,151	4.4%	430,317	418,306	12,011	2.9%

Total	$685,014	$629,301	$55,713	8.9%	$2,041,519	$1,940,480	$101,039	5.2%

Tools

The 0.9 percent increase and 2.2 percent decline in Tools segment sales in the third quarter and first nine months of 2003 were primarily driven by:

•	lower organic sales volume due to the effects of a slow economy and a mix shift to lower priced products; and
•	a decline in average selling prices due to increased promotional pricing.

These increases were partially offset by:

•	sales attributable to the fourth quarter 2002 acquisition of Oldham Saw.

Water

The 21.1 percent and 15.3 percent increases in Water segment sales in the third quarter and first nine months of 2003 were primarily driven by:

•	sales attributable to the fourth quarter 2002 acquisition of Plymouth Products;
•	higher pool equipment shipments for the quarter compared to last year as the season extended later into the third quarter and positive results with our early-buy program;
•	higher sales of residential pumps;

•	an increase in European sales, particularly commercial valves;
•	continued growth in the developing markets of Asia and India; and
•	favorable foreign currency effects.

Enclosures

The 4.4 percent and 2.9 percent increases in Enclosures segment sales in the third quarter and first nine months of 2003 were primarily driven by:

•	favorable foreign currency effects with a small but broad-based increase in sales to electronic markets and share gain in U.S. commercial and networking markets offsetting otherwise flat industrial demand.

Gross profit

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

Gross profit	$167,007	24.4%		$148,969	23.7%	$505,786	24.8%		$461,960	23.8%
Percentage point change		0.7	pts				1.0	pts

The 0.7 percentage point and 1.0 percentage point increases in gross profit as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily the result of:

•	savings generated from our supply chain management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);
•	improved productivity in our Enclosure businesses;
•	our fourth quarter 2002 acquisition of Plymouth Products; and
•	lower costs as a result of general downsizing throughout Pentair.

These increases were partially offset by:

•	price declines, primarily in our Tools segment due to increased promotional pricing; and
•	volume declines in our Tools segment.

Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

SG&A	$88,267	12.9%		$78,243	12.4%	$277,181	13.6%		$253,530	13.1%
Percentage point change		0.5	pts				0.5	pts

The 0.5 percentage point increases in SG&A expense as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily due to:

•	higher spending for increased promotional costs primarily in our Tools segment;
•	our fourth quarter 2002 acquisitions of Oldham Saw and Plymouth Products;
•	expenses related to downsizing throughout Pentair; and
•	strategic growth initiatives.

These increases were partially offset by:

•	favorable foreign currency effects.

Research and development (R&D)

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

R&D	$10,995	1.6%		$8,904	1.4%	$32,340	1.6%		$26,289	1.4%
Percentage point change		0.2	pts				0.2	pts

The 0.2 percentage point increases in R&D expense as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily due to:

•	additional investments related to new product development initiatives in our Tools and Water segments.

Operating income

Tools

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

Operating income	$21,440	8.0%		$25,479	9.6%	$62,274	7.8%		$73,002	8.9%
Percentage point change		(1.6	) pts				(1.1	) pts

The 1.6 percentage point and 1.1 percentage point declines in Tools segment operating income as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily the result of:

•	lower sales volumes;
•	a decline in average selling prices related to increased promotional pricing;
•	higher ocean transportation costs and lower material savings; and
•	expenses related to downsizing.

These decreases were partially offset by:

•	cost savings as a result of our supply chain management and PIMS initiatives;
•	lower distribution and outbound freight costs; and
•	operating income attributable to the fourth quarter 2002 acquisition of Oldham Saw.

Water

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

Operating income	$36,197	13.4%		$29,969	13.4%	$111,703	13.8%		$103,424	14.8%
Percentage point change		0.0	pts				(1.0	) pts

The unchanged operating income percentage and 1.0 percentage point decline in Water segment operating income as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily the result of:

•	increased expenditures for selling and R&D to drive growth;
•	higher insurance costs in 2003;
•	price and volume declines related to our reverse osmosis product line and costs associated with downsizing the Chardon, Ohio operation and moving most of this production line to our factory in India;

The year-to-date decrease was partially offset by:

•	improved margins due to increased sales volumes;
•	benefits from our PIMS initiatives and reduced material costs; and
•	operating income attributable to the fourth quarter 2002 acquisition of Plymouth Products.

Enclosures

	Three months ended					Nine months ended
In thousands	September 27 2003	% of sales		September 28 2002	% of sales	September 27 2003	% of sales		September 28 2002	% of sales

Operating income	$13,555	9.3%		$8,884	6.3%	$35,123	8.2%		$20,487	4.9%
Percentage point change		3.0	pts				3.3	pts

The 3.0 percentage point and 3.3 percentage point increases in Enclosures segment operating income as a percent of sales in the third quarter and first nine months of 2003 from 2002 were primarily the result of:

•	efficiencies resulting from our continued implementation of PIMS, stronger sourcing practices, and expense reduction programs.

These increases were partially offset by:

•	expenses related to downsizing.

Net interest expense

	Three months ended				Nine months ended
In thousands	September 27 2003	% of sales	September 28 2002	% of sales	September 27 2003	% of sales	September 28 2002	% of sales

Net interest expense	$9,600	1.4%	$8,205	1.3%	$29,430	1.4%	$32,411	1.7%

Net interest expense was $9.6 million and $29.4 million in the third quarter and first nine months of 2003 compared with $8.2 million and $32.4 million for the same periods in 2002. The $1.4 million increase in interest expense in the third quarter is primarily due to a higher average outstanding debt balance. The $3.0 million decline in interest expense in the first nine months of 2003 compared with the same period of 2002 is the result of lower interest rates on our variable rate debt.

Provision for income taxes

	Three months ended		Nine months ended
In thousands	September 27 2003	September 28 2002	September 27 2003	September 28 2002

Income before income taxes	$58,145	$53,617	$166,835	$149,730
Provision for income taxes	$19,770	$16,214	$56,724	$47,913
Effective tax rate	34.0%	30.2%	34.0%	32.0%

Our effective tax rate in the third quarter and first nine months of 2003 was 34.0 percent compared with 30.2 percent and 32.0 percent for the respective periods in 2002. The increase in the effective tax rate was primarily due to the anticipated mix of our 2003 U.S. and foreign earnings and the fact that many of our tax savings programs have relatively fixed benefits so as profitability improves our effective tax rate trends higher.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private equity and debt offerings.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	September 27 2003	December 31 2002	September 28 2002

Days of sales in accounts receivable	57	59	62
Days inventory on hand	64	63	66
Days in accounts payable	52	53	55
Cash conversion cycle	69	69	73

Operating activities

Cash provided by operating activities was $178.3 million in the first nine months of 2003, or $42.6 million lower compared with the same period in 2002. The decrease was primarily attributable to a year-over-year variance in tax payments and increased working capital resulting from higher inventories in our Tools segment.

Investing activities

Capital expenditures in the first nine months of 2003 were $29.7 million compared with $23.7 million in the prior year period. We anticipate capital expenditures for fiscal 2003 to be approximately $45 million, primarily for new product development and general maintenance capital.

During the nine-month period ended September 27, 2003, we completed four product line acquisitions for total consideration of approximately $21.4 million in cash including transaction costs.

•	HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming pool applications.

•	Letro Products, Inc. designs and manufactures swimming pool accessories including cleaners.

•	Certain assets of TwinPumps, Inc. designs and manufactures vortex and chopper pumps for municipal wastewater applications.

•	Certain assets of K&M Plastics, Inc., designs and manufactures blow-molded brine tanks and pressure vessels for residential and commercial water conditioning and filtration applications.

We acquired HydroTemp and Letro Products in March 2003 to complement our existing pool and spa equipment and business of our Water segment. We acquired certain assets of TwinPumps in July 2003. We will combine the assets of TwinPumps with our existing pump business of our Water Segment to pursue replacement parts, replacement pumps, and new projects in the municipal wastewater business. We acquired certain assets of K&M Plastics, in July 2003, with the intent of establishing pressure vessel manufacturing capability in China to better serve the fast growing Asian water market.

The aggregated annual revenue of the acquired businesses is approximately $22 million. We are continuing to evaluate the initial purchase accounting allocations for acquisitions completed during the nine months ended September 27, 2003 and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known. Pro forma information on these acquisitions and other related disclosures have not been provided as these acquisitions are not considered material to our operations.

In the first quarter of 2003, we received $1.9 million in purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial. This had no effect on earnings for the nine months ended September 27, 2003 as the amount was offset by previously established reserves.

In April 2003, we invested an additional $5.6 million in certain joint venture operations of an Asian supplier for stationary and bench top power tools. This additional investment increased our ownership percentage to 49 percent from 40 percent. We hold options to increase our ownership interest in these joint ventures to 100 percent.

Financing activities

At September 27, 2003, our capital structure consisted of $662.6 million in total indebtedness and $1,196.3 million in shareholders’ equity. The ratio of debt-to-total capital at September 27, 2003 was 35.6 percent, compared with 39.9 percent at December 31, 2002 and 34.0 percent at September 28, 2002. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

On July 25, 2003, we completed new financing arrangements totaling $700 million, comprised of a $200 million private placement of senior notes with 10-year maturities (of which $150 million was funded during the third quarter and $50 million was funded on October 15, 2003) and a new committed $500 million revolving credit facility (the Facility) with maturity in three years. The $500 million credit facility replaced two existing revolving credit facilities totaling $652 million of credit availability. Interest rates and fees on the revolving credit facility vary based on our credit ratings. The $200 million private placement included $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes with an average interest rate of 4.98 percent. We used the $200 million proceeds received in the second half of 2003 from the private placement to pay down debt under the revolving credit facility.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Facility. The Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of September 27, 2003, we have $73.4 million of commercial paper outstanding that matures within 30 days. All of the commercial paper is classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

Credit available under existing facilities, as limited by our most restrictive financial covenant, was approximately $306 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of September 27, 2003.

In addition to the Facility, we have $55.0 million of uncommitted credit facilities, under which we had $15 million outstanding as of September 27, 2003.

Long-term debt and the average interest rate on debt outstanding as of September 27 is summarized as follows:

In thousands	Average interest rate September 27, 2003	Maturity (Year)	September 27 2003	December 31 2002	September 28 2002

Commercial paper, maturing within 30 days	1.94%		$73,379	$—	$—
Revolving credit facilities	2.00%	2004-2006	23,800	330,400	164,000
Private placement - fixed rate	6.27%	2003-2013	181,521	132,628	131,763
Private placement - floating rate	2.26%	2013	100,000	—	—
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.51%	2003-2009	26,192	12,345	11,835

Total contractual debt obligations			654,892	725,373	557,598
Interest rate swap monetization deferred income			6,997	7,872	8,163
Fair value adjustment of hedged senior notes			741	1,154	741

Total long-term debt, including current portion per balance sheet			662,630	734,399	566,502
Less current maturities			(104,020)	(60,488)	(7,284)

Long-term debt			$558,610	$673,911	$559,218

Long-term debt outstanding on a calendar year basis matures as follows:

	Maturities
In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Contractual debt obligation maturities	$56,333	$82,545	$1,306	$77,178	$37,530	$400,000	$654,892
Other maturities	1,166	1,166	1,166	1,166	1,166	1,908	7,738

Total maturities	$57,499	$83,711	$2,472	$78,344	$38,696	$401,908	$662,630

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

There have been no material changes with respect to the contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2002 other than the Facility refinancing.

Dividends paid in the first nine months of 2003 were $30.1 million or $0.61 per common share compared with $27.1 million or $0.55 per common share in the prior year period.

Pension

Total net periodic pension benefits cost is expected to be approximately $15 million for 2003 compared with approximately $13 million in 2002. Our 2003 pension contributions are expected to be approximately the same as the $19 million contributed in 2002.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to fund operations. Interest rate swaps are used to manage a portion of our interest rate risk. The table below summarizes our floating and fixed rate debt obligations including the impact of interest rate swap agreements as of September 27, 2003. The average variable rates depicted below for the interest rate swaps are based on implied forward rates in the yield curve at September 27, 2003.

	Expected year of maturity
Dollars in thousands	2003	2004	2005	2006	2007	Thereafter	Total	Fair value

Long-term debt, including current portion
Variable rate	$—	$35,000	$—	$77,178	$—	$100,000	$212,178	$212,178
Average interest rate	—	1.94%	—	1.95%	—	2.26%	2.10%
Fixed rate	56,333	47,545	1,306	—	37,530	300,000	442,714	491,116
Average interest rate	6.28%	6.64%	3.09%	—	6.73%	7.36%	7.08%

Portion subject to interest rate swaps
Variable to fixed	—	20,000	20,000	—	—	—	40,000	(2,411)
Average rate to be received	—	1.37%	2.91%	—	—	—	1.67%
Average rate to be paid	—	6.31%	6.31%	—	—	—	6.31%

Fixed to variable	—	—	—	—	—	100,000	100,000	741
Average rate to be received	—	—	—	—	—	7.85%	7.85%
Average rate to be paid	—	—	—	—	—	7.72%	7.72%

Foreign currency risk

There have been no material changes in our foreign currency risk during the nine months ended September 27, 2003. For additional information, refer to Item 7A on page 30 of our 2002 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 27, 2003 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 27, 2003 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of September 27, 2003 and September 28, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 27, 2003 and September 28, 2002, and of cash flows for the nine-month periods ended September 27, 2003 and September 28, 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated January 30, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

November 4, 2003

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Environmental and Product Liability Claims

There have been no further material developments regarding the above from that contained in our 2002 Annual Report on Form 10-K.

The following supplements and amends the discussion set forth under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2002.

Horizon Litigation

On June 25, 2003, the United States Court of Appeals for the Second Circuit dismissed Essef’s appeal of the trial verdict. Essef is seeking review by the United States Supreme Court. We believe we have sufficient reserves to cover any uninsured awards or settlements for this matter.

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

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.21	Amended and Restated Credit Agreement dated as of July 25, 2003 among Pentair, Inc., various subsidiaries of Pentair, Inc., and various financial institutions listed therein, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Current Report on Form 8-K filed July 29, 2003).

	10.22	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013. (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K filed July 29, 2003).

	15	Letter Regarding Unaudited Interim Financial Information

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The Registrant filed the following Current Report on Form 8-K during the quarter ended September 27, 2003:

On July 17, 2003, Pentair furnished under Item 9 and Item 12 a Current Report on Form 8-K dated July 17, 2003 announcing earnings for the quarter ended June 28, 2003.
On July 29, 2003, Pentair filed under Item 5 a Current Report and a Note Purchase Agreement, each on
Form 8-K dated July 25, 2003, announcing the execution of an Amended and Restated Credit
Agreement dated as of July 25, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2003.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended September 27, 2003
15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1