Form 10-K
period 2003-12-31
PENTAIR INC
filed 2004-03-05
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Boulevard, Suite 800, Golden Valley, Minnesota	55416-1259
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (763) 545-1730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.16 2/3 par value	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $39.38 per share as reported on the New York Stock Exchange on June 28, 2003 (the last day of Registrant’s most recently completed second quarter): $1,813,237,884.

The number of shares outstanding of Registrant’s only class of common stock on February 18, 2004, was 49,834,191.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the company’s definitive proxy statement for its annual meeting to be held on April 30, 2004, are incorporated by reference in this Form 10-K in response to Part III, Item 10, 11, 12 and 14.

Pentair, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2003

PART I

PART I

ITEM 1.    BUSINESS

Unless otherwise indicated, all references to “Pentair,” “we,” “our,” and “us” refer to Pentair, Inc., a Minnesota corporation (incorporated in 1966), and its subsidiaries.

Overview

We are a focused diversified industrial manufacturer operating in three segments:

•	Water;

•	Enclosures; and

•	Tools.

Our Water segment manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water and generates approximately 39 percent of total revenues. Trade names within the Water segment include Myers®, Fairbanks Morse®, Hydromatic®, Aurora®, Water Ace®, Shur-Dri®, Fleck®, SIATA™, CodeLine™, Structural™, WellMate™, Verti-line™, Layne & Bowler™, American Plumber™, Armor™, National Pool Tile™, Rainbow Lifegard™, Paragon Aquatics™, Kreepy Krauly™, Pentair Pool Products™, PENTEK™, and Everpure®.

Our Enclosures segment accounts for approximately 21 percent of total revenues, and designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. The segment goes to market under four primary trade names: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™.

Our Tools segment designs, manufactures and markets a wide range of power tools under several well established trade names — Porter-Cable™, Delta®, Delta Shopmaster™, Delta Industrial™, Biesemeyer®, FLEX™, Ex-Cell™, Air America®, Charge Air Pro®, 2 x 4™, Oldham®, Contractor SuperDuty™, Viper®, Hickory Woodworking®, and The Woodworker’s Choice®, — generating approximately 40 percent of total revenues.

Pentair Strategy

Our basic operating strategies include:

•	long-term growth in sales, income and cash flows, driven by internal growth initiatives and acquisitions;

•	ongoing cost containment and productivity improvement driven by lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS), coupled with strong supply management;

•	new product development and consistent product enhancement;

•	multi-channel distribution; and

•	portfolio management of our businesses.

Pentair Financial Objectives

Our long-term financial objectives are:

•	Sales growth: 5-8% organic, plus acquisitions

•	Achieve benchmark financial performance:

• EBIT Margin	12+%

• Net Return on Sales (NROS)	7.5%

• Return on Invested Capital (ROIC)	20%

• Free Cash Flow (FCF)	100% conversion of net income

• EPS Growth	10+% (sales growth plus margin expansion)

• Debt/Total Capital	40%

•	Achieve 5% annual productivity improvement on core business cost

RECENT DEVELOPMENTS

Growth of our business

We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business and will continue to be an important part of our growth in the future.

Recent announcements

On February 3, 2004, we entered into an agreement to acquire WICOR Inc. (“WICOR”), a unit of Wisconsin Energy Corporation, Milwaukee, Wisconsin. WICOR, which manufactures water system, filtration, and pool equipment products under the Sta-Rite, SHURflo, and Hypro brands, generated sales of approximately $746 million in 2003. The $850 million cash transaction, which we plan to complete in the second or third quarter of 2004, is subject to satisfaction of customary conditions and regulatory approvals. As part of the transaction, we will assume approximately $24 million of WICOR debt.

We also announced that we have engaged Goldman Sachs to explore strategic alternatives for our Tools Segment, comprising the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw, and Flex businesses with $1,081.4 million in net sales in 2003.

Acquisitions

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (Everpure), from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million. Everpure is a manufacturer of water filtration products for the commercial and consumer sectors and they generated approximately $60 million in net sales for fiscal 2003.

During 2003, we also completed four product line acquisitions in our Water segment for total consideration of $21.4 million in cash: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc.

We have invested approximately $30.5 million to acquire a 49 percent interest in the joint venture operations of a long time Asian supplier for bench top power tools, of which $5.6 million was paid in 2003, $4.5 million was paid in 2002 and $20.4 million was paid in 2001. In February 2004, we signed a letter of intent to purchase the remaining 51 percent ownership interest in this supplier.

On September 30, 2002, we acquired all of the common stock of Plymouth Products, Inc. and affiliated entities (Plymouth Products) from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement (now Veolia Environnement), for total consideration of $121.7 million in cash, including debt assumed of $1.2 million. Plymouth Products is a manufacturer of water filtration products used in residential, commercial, and industrial applications. In the first quarter of 2003, we received $1.9 million in purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products. The adjustments primarily related to final determination of closing date net assets.

On October 1, 2002, we acquired all of the common stock of privately held Oldham Saw Co., Inc. and affiliated entities (Oldham Saw) for total consideration of $53.0 million cash, including debt assumed of $1.5 million and cash acquired of $1.7 million. Oldham Saw designs, manufactures, and markets router bits, circular saw blades, and related accessories for the do-it-yourself (DIY) and professional power tool markets.

These acquisitions were financed through available lines of credit, supported by strong cash flow.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued operations/divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million, or $0.06 per diluted share, primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

BUSINESS SEGMENTS

We classify our continuing operations into the following business segments:

•	Water — manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Enclosures — designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components. Markets served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Tools — designs, manufactures and markets power tool products positioned at the mid- to upper-end of the market and targets non-professional DIY, upscale hobbyists, and professional end users. Tools segment products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Business segment and geographical financial information is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

WATER SEGMENT

Strategy

Our Water segment strategies are to:

•	Capture opportunities and drive for break-through growth in filtration, pool, and water and wastewater systems;

•	Drive for double-digit profitable growth through improved service levels and aligning with key channel partners;

•	Create value by maximizing cash flow while achieving moderate growth through continued operational improvements;

•	Achieve low cost product development and sourcing platform by leveraging China/India; and

•	Accelerate bolt-ons and make strategic acquisitions.

Seasonality

We experience strong seasonal demand in our Water segment for pool and spa equipment products in the March through July time period, with some advance sales occurring in earlier months, which generally include extended payment terms. We also experience increased sales in our pump group during droughts and heavy flooding in North America.

Competition

Our Water segment faces numerous competitors, some of which are larger, and have more resources. Competition in commercial and residential pumps focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pumps. In municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. In pool and spa equipment, there are a number of competitors. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our existing distribution channels and reputation for quality also contribute to our continuing industry penetration.

Customer concentration

Information regarding significant customers in our Water segment is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

ENCLOSURES SEGMENT

Strategy

Our Enclosures segment strategies are to:

•	Increase sales volume by:

•	focusing on growing market segments;

•	pursuing strategic OEMs;

•	expanding into adjacent markets; and

•	globalization.

•	Lower our manufacturing cost by:

•	shifting manufacturing to low labor cost areas;

•	implementing PIMS enterprise practices; and

•	driving operational excellence.

•	Transform the product mix by:

•	increasing product innovation; and

•	targeting higher margin markets.

Seasonality

The Enclosure segment is not significantly impacted by any seasonal demand fluctuations.

Competition

Competition in the enclosures markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, and customer service are significant factors. The overall global decline in market demand over the last three years has created excess capacity throughout the industry. Despite the retrenchment of virtually all participants in these markets, the need to generate fixed-cost absorption in this period of weakened demand has caused increased price competition in many markets. Our Enclosures segment has continued to focus on cost control and improving profitability on a sequential quarter to quarter basis, while many competitors have faced financial constraints and even bankruptcy stemming from significant volume declines. Recent growth in the Enclosures segment is a result of continued channel penetration, growth in targeted market segments, new product development, and geographic expansion. Consolidation, globalization, and outsourcing are visible trends in the enclosures marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Enclosures business has the broadest array of products available, as well as the capability to deploy them globally.

Customer concentration

Information regarding significant customers in our Enclosure segment is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

TOOLS SEGMENT

Strategy

Our Tools segment strategies are to:

•	Reduce our overall cost structure by:

•	implementing PIMS enterprise practices;

•	utilizing low-cost manufacturing facilities; and

•	capturing supply management opportunities.

•	Leverage brands by:

•	accelerating market driven innovation;

•	reducing product development cycle time; and

•	instituting targeted reseller and user marketing programs.

•	Reinforce our multi-channel strategy by targeting under-penetrated channels.

•	Drive accessories growth.

Seasonality

We experience strong seasonal demand for our pressure washer product line in the March through August time period. Demand for woodworking machinery, portable power tools, accessories, and compressors are strongest during spring, fall, and holiday promotional seasons. As a result, we typically experience stronger sales in the second and fourth quarters and weaker sales in the first and third quarters. This seasonality also drives higher inventories and accounts receivable levels in the second and third quarters of each year.

Competition

The Tools segment faces numerous competitors and strong distributors, many of which are larger and have more resources. Competition in the Tools segment has been intense and continues to increase, especially as these industries consolidate. Many competitors have extensive product lines. We anticipate growth to come from existing channel customers, product development, and continued penetration of expanding market channels.

Competition at the end-user level focuses primarily on trade names, product performance and features, quality, service, and price. The competition for shelf space at home centers and national retailers is particularly intense, demanding continuing product innovation, special inventory and delivery programs, and competitive pricing. Our strategy is to be the quality leader at a competitive price in our selected markets. We believe our success in maintaining our position in the marketplace is primarily due to strong trade names, developing product feature innovations, new products, promotions, and productivity gains.

Customer concentration

Information regarding significant customers in our Tools segment is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders from continuing operations as of December 31 by segment was:

In thousands	2003	2002	$ change	% change

Water	$130,294	$97,777	$32,517	33.3%
Enclosures	58,234	52,525	5,709	10.9%
Tools	42,089	23,113	18,976	82.1%

Total	$230,617	$173,415	$57,202	33.0%

The $32.5 million increase in Water segment backlog was primarily due to the timing of orders in our pool business. The $5.7 million increase in Enclosures segment backlog was largely driven by the impacts of foreign currency fluctuations. The $19.0 million increase in Tools segment backlog was primarily due to the timing of orders. We expect our backlog at December 31, 2003 will be filled in 2004.

Research and development

Research and development costs during 2003, 2002, and 2001 were $43.9 million, $36.9 million, and $31.2 million, respectively.

Environmental

Environmental matters are discussed in ITEM 3, ITEM 7, and in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials

The principal materials used in the manufacturing of products are electric motors, mild steel, stainless steel, plastic, electronic components, plastics, and paint (powder and liquid). In addition to the purchase of raw materials, some finished goods are purchased for distribution through our sales channels.

The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist, and we believe that the termination of any of these commitments would not have a material adverse effect on operations.

Certain commodities, such as steel, are subject to a degree of market and duty-driven price fluctuations. These fluctuations are managed through several mechanisms, including long-term agreements with escalator / de-escalator clauses. Prices for raw materials, such as steel, are expected to trend higher in the future.

Distribution

We sell products through numerous distribution channels. Products are sold directly to users and through numerous wholesalers, retailers, jobbers, distributors and dealers in a wide variety of trades in many countries around the world.

Intellectual property

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, and trade names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trade mark, or trade name.

Employees

At the end of 2003, we employed approximately 12,300 people worldwide. Total employees in the United States were approximately 9,450, of which approximately 1,200 were represented by trade unions having collective bargaining agreements. We consider our employee relations to be very good.

Captive Insurance Subsidiary

We insure general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly owned captive insurance subsidiary, Penwald Insurance Company (Penwald). Reserves for policy claims are established based on actuarial projections of ultimate losses.

Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Available information

We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the 1934 Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

Our corporate office is located in Golden Valley, Minnesota. Manufacturing operations are carried out at approximately 22 plants located throughout the United States and at 17 plants located in 10 other countries. Through a 49 percent-owned joint venture with a long time Asian tool supplier, we have an interest in three additional factories in Asia. In addition, we have approximately 23 warehouse facilities and numerous distribution facilities and sales offices. We also own or lease four idle facilities.

We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3.    LEGAL PROCEEDINGS

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement, and employment matters.

Some of these lawsuits and proceedings raise difficult and complex factual and legal issues, and are subject to many uncertainties, such as the facts and circumstances of the particular lawsuit, the jurisdiction and forum in which the lawsuit is pending and the applicable law. We record liabilities in those instances where we can reasonably estimate the amount of the loss and where liability will likely arise.

We cannot always definitively determine possible liabilities that exceed recorded amounts related to the legal proceedings to which we are a party. There can be no certainty that Pentair may not ultimately incur charges, whether related to products liability, antitrust, or other litigation, environmental matters, or other actions, in excess of presently recorded liabilities. However, we believe it is unlikely, based upon the nature of the legal proceedings and our current knowledge of relevant facts and circumstances, that the possible liabilities exceeding the recorded amounts would be material individually or in the aggregate to our consolidated financial position, results of operations, or cash flows. With respect to product liability claims, such a conclusion about possible liabilities considers insurance coverage available for such liabilities.

While we believe that a material adverse impact on our consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations, and cash flows for the proceedings and claims described in “Legal Proceedings” could change in the future.

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, and the disposition of Lincoln Industrial in 2001, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues concerning a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2003, our reserve for such environmental liabilities was approximately $11.2 million, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Product liability claims

As of February 8, 2004, we are involved in approximately 152 product liability lawsuits and personal injury claims. We believe we have in place insurance coverage adequate for our needs. A substantial number of these lawsuits and claims are insured and accrued for by Penwald. See discussion in ITEM 1 and ITEM 8, Note 1 of the Notes to the Consolidated Financial Statements – Insurance subsidiary. Accounting accruals covering the deductible portion of liability claims not covered by Penwald have been established and are reviewed on a regular basis. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

Horizon litigation

Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. These lawsuits alleged exposure to Legionnaires bacteria by passengers aboard the cruise ship M/V Horizon, a ship operated by Celebrity. The lawsuits included a class action brought on behalf of all passengers aboard the ship during the relevant time period, individual “opt-out” passenger suits, and a suit by Celebrity. Celebrity alleged in its suit that it had sustained economic damages due to loss of use of the M/V Horizon while it was dry-docked.

The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa and filters contained bacteria that infected certain passengers on cruises from December 1993 through July 1994.

Prior to the acquisition of Essef, a settlement was reached in the class action. With regard to the individual “opt out” passenger suits, the claims of one plaintiff were tried under a stipulation among all remaining parties provided that the liability findings would be applicable to all plaintiffs and defendants. The trial resulted in a jury verdict on June 13, 2000 finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). Compensatory damages in the total amount of $2.7 million were awarded, with each defendant being accountable for its proportionate share of liability. The Essef defendant’s proportionate share was covered by insurance. Punitive damages were separately awarded against the Essef defendants in the total amount of $7.0 million, with 60% awarded to all remaining plaintiffs and 40% to Celebrity.

After exhaustion of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million in January 2004. We had reserved for the amount of punitive damages awarded at the time of the Essef acquisition. A reserve for the $1.6 million interest cost was recorded in 2003.

All of the personal injury cases have now been resolved through either settlement or trial. The only remaining unresolved case is that brought by Celebrity for interruption of its business. That case had been dormant, but was recently activated. One of Essef’s insurance carriers has issued a notice of rights letter. We believe we have reserves sufficient to cover the amount of any uninsured awards or settlements.

Ellerbrake et al v. DeVilbiss Air Power Company

In August 2001, a national class action was brought against DeVilbiss Air Power Company (DAPC) and four other manufacturers of retail air compressors on behalf of consumers that had purchased certain air compressors. Plaintiffs alleged that the manufacturers mislabeled horsepower ratings on compressors they manufacture. Plaintiffs sought to represent a class of all persons who had purchased since August 1996 an air compressor for which the horsepower ratings were allegedly mislabeled.

Without admitting any liability, DAPC settled with plaintiffs and the settlement was preliminarily approved by the Court in January 2004. Terms of the settlement include changes in labeling, an education program for consumers, attorney’s fees and tools or accessories for qualifying claimants. While certain elements of the settlement have specific dollars assigned to them, the ultimate cost of some elements is still unknown at this time. We believe reserves recorded in 2003 are sufficient to cover the cost of this settlement based on the information available to us at this time.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE	OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	48	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies’ 1994 — 1997: Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; Carrier Transicold President 1995 — 1997; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.

David D. Harrison	56	Executive Vice President and Chief Financial Officer since February 2000; Executive Vice President and Chief Financial Officer of Scotts Company, a marketer of branded consumer products for lawn and garden care, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, a manufacturer of a diversified range of highly-engineered aerospace and industrial products, August 1996 — August 1999; Executive Vice President and Chief Financial Officer of Pentair, Inc., March 1994 — July 1996; Senior Executive with General Electric Technical Services organization, January 1990 — March 1994. Various executive positions with General Electric Plastics/Borg-Warner Chemicals 1972 — 1990.

Richard J. Cathcart	59	President and Chief Operating Officer of Water Technologies segment since January 2001; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.

Michael V. Schrock	51	President and Chief Operating Officer of Enclosures segment since October 2001; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.

Charles M. Brown	45	President and Chief Operating Officer of Tools segment since August 2003; President of Aqua Glass Corporation, a manufacturer of acrylic and gelcoat fiberglass showers, bathtubs, and shower-tub combinations, a unit of Masco Corporation, March 1996 — August 2003; Vice President of Marketing for Masco’s Plumbing Products Division, April 1993 — March 1996; Black & Decker various positions, April 1988 — April 1993.

Louis L. Ainsworth	56	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.

Frederick S. Koury	43	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret Stores unit of Limited Brands, a specialty retailer of apparel and personal care products, September 2000 — August 2003; PepsiCo, Inc., a global food and beverage company, various executive positions, June 1985 — September 2000.

Karen A. Durant	44	Vice President of Finance and Controller since April 2002; Vice President, Controller September 1997 — March 2002; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant), October 1989 — August 1994.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY

HOLDER MATTERS

Pentair’s common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2003, there were 3,980 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2003 and 2002 were as follows:

	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$37.55	$41.90	$43.53	$46.57	$45.14	$49.61	$47.11	$38.31
Low	$32.80	$35.35	$38.58	$36.85	$32.38	$42.34	$36.84	$29.34
Close	$36.47	$39.38	$39.44	$45.70	$44.97	$48.08	$37.79	$34.55
Dividends declared	0.19	0.21	0.21	0.21	0.18	0.18	0.19	0.19

Pentair has paid 112 consecutive quarterly dividends. See ITEM 8, Note 9 of the Notes to Consolidated Financial Statements for certain dividend restrictions.

ITEM 6.    SELECTED FINANCIAL DATA

	Years ended December 31
Dollars in thousands, except per-share data	2003	2002	2001	2000	1999	1998	1997	1996
Statement of operations
Net sales Water	$1,060,303	$932,420	$882,615	$898,247	$579,236	$438,810	$304,647	$216,769
Enclosures	582,684	556,032	689,820	777,725	657,500	586,829	600,491	566,919
Tools	1,081,378	1,092,331	1,001,645	1,029,658	850,327	644,226	559,907	467,464
Other	—	—	—	—	—	—	128,136	133,360

Total	2,724,365	2,580,783	2,574,080	2,705,630	2,087,063	1,669,865	1,593,181	1,384,512

Sales growth	5.6%	0.3%	(4.9%)	29.6%	25.0%	4.8%	15.1%

Cost of goods sold	2,045,327	1,965,076	1,967,945	2,051,515	1,529,419	1,227,427	1,189,777	1,032,343
Gross profit	679,038	615,707	606,135	654,115	557,644	442,438	403,404	352,169
Margin %	24.9%	23.9%	23.5%	24.2%	26.7%	26.5%	25.3%	25.4%

Selling, general and administrative	375,586	342,806	377,098	396,105	310,700	261,302	241,062	216,775
Research and development	43,898	36,909	31,171	31,191	22,170	16,894	16,236	11,989
Restructuring charge Water	—	—	—	—	—	—	—	—
Enclosures	—	—	38,427	(1,625)	16,743	—	—	—
Tools	—	—	—	5,396	6,305	—	—	—
Other	—	—	1,678	21,018	—	—	—	—

Total	—	—	40,105	24,789	23,048	—	—	—

Operating income Water	143,962	126,559	109,792	120,732	73,362	56,264	32,366	30,562
Enclosures	51,094	29,942	1,857	96,268	46,346	46,026	47,282	53,856
Tools	81,774	97,598	63,232	23,751	100,680	80,383	62,669	45,800
Other	(17,276)	(18,107)	(17,120)	(38,721)	(18,662)	(18,431)	3,789	(6,813)

Total	259,554	235,992	157,761	202,030	201,726	164,242	146,106	123,405

Margin %	9.5%	9.1%	6.1%	7.5%	9.7%	9.8%	9.2%	8.9%

Gain on sale of business	—	—	—	—	—	—	10,313	—
Net interest expense	40,936	43,545	61,488	74,899	43,582	19,855	19,729	16,849
Other expense, write-off of investment	—	—	2,985	—	—	—	—	—
Provision for income taxes	74,330	62,545	35,772	45,263	60,056	53,667	58,089	42,860
Income from continuing operations	144,288	129,902	57,516	81,868	98,088	90,720	78,601	63,696
Income (loss) from discontinued operations, net of tax	(2,936)	—	(24,647)	(24,759)	5,221	16,120	12,999	10,813
Cumulative effect of accounting change, net of tax	—	—	—	(1,222)	—	—	—	—

Net income	141,352	129,902	32,869	55,887	103,309	106,840	91,600	74,509
Preferred dividends	—	—	—	—	—	(4,267)	(4,867)	(4,928)

Income available to common shareholders	141,352	129,902	32,869	55,887	103,309	102,573	86,733	69,581

Common share data
Basic EPS — continuing operations	2.95	2.64	1.17	1.68	2.24	2.25	1.94	1.57
Basic EPS — discontinued operations	(0.06)	—	(0.50)	(0.51)	0.12	0.42	0.34	0.29
Basic EPS — cumulative effect of accounting change	—	—	—	(0.02)	—	—	—	—

Basic EPS — net income	2.89	2.64	0.67	1.15	2.36	2.67	2.28	1.86

Diluted EPS — continuing operations	2.90	2.61	1.17	1.68	2.21	2.09	1.81	1.47
Diluted EPS — discontinued operations	(0.06)	—	(0.50)	(0.51)	0.12	0.37	0.30	0.26
Diluted EPS — cumulative effect of accounting change	—	—	—	(0.02)	—	—	—	—

Diluted EPS — net income	2.84	2.61	0.67	1.15	2.33	2.46	2.11	1.73

Cash dividends declared per common share	0.82	0.74	0.70	0.66	0.64	0.60	0.54	0.50
Stock dividends declared per common share	—	—	—	—	—	—	—	100%
Market value per share (December 31)	45.70	34.55	36.52	24.19	38.50	39.81	35.94	32.25

ITEM 6.    SELECTED FINANCIAL DATA – (continued)

	Years ended December 31
Dollars in thousands, except per-share data	2003	2002	2001	2000	1999	1998	1997	1996
Balance sheet data
Accounts receivable	420,403	403,793	398,579	468,081	502,235	331,672	314,289	246,436
Inventories	285,577	293,202	300,923	392,495	352,830	216,084	215,957	206,957
Property, plant and equipment, net	343,550	351,316	329,500	352,984	367,783	271,389	261,486	270,071
Goodwill	1,373,549	1,218,341	1,088,206	1,141,102	1,164,056	448,893	416,605	287,417
Total assets	2,780,677	2,514,450	2,372,198	2,644,025	2,706,516	1,484,207	1,413,494	1,236,694
Total debt	806,493	735,805	723,706	913,974	1,035,084	340,721	328,538	312,817
Shareholders’ equity	1,261,478	1,105,724	1,015,002	1,010,591	990,771	707,628	627,653	560,751

Other data
Debt/total capital	39.0%	39.9%	41.6%	47.5%	51.1%	32.5%	34.4%	35.8%
Depreciation Water	20,517	19,478	19,472	19,157	15,453	9,163	7,082	4,894
Enclosures	19,721	19,026	23,008	20,701	26,846	26,453	24,689	22,630
Tools	20,320	20,256	20,033	17,406	13,615	10,797	9,664	8,200
Other	571	73	161	2,633	167	158	6,142	6,896

Total	61,129	58,833	62,674	59,897	56,081	46,571	47,577	42,620

Goodwill amortization(1)
Water	—	—	18,560	18,074	12,714	7,793	7,363	4,920
Enclosures	—	—	8,273	9,097	8,413	5,832	5,576	5,667
Tools	—	—	9,274	9,285	3,282	287	214	306
Other	—	—	—	—	—	—	418	502

Total	—	—	36,107	36,456	24,409	13,912	13,571	11,395

Tax effect of goodwill amortization(1)	—	—	(4,064)	(3,986)	(3,575)	(2,520)	(2,321)	(1,576)
Diluted EPS effect of goodwill amortization(1)	—	—	0.65	0.67	0.47	0.26	0.25	0.22
Other amortization	4,514	5,869	5,568	2,675	1,578	1,571	1,669	1,400
Net cash provided by operating activities	262,939	270,794	232,334	184,947	144,296	120,872	107,896	104,479
Capital expenditures	43,622	56,696	53,668	68,041	53,671	43,335	69,364	67,216
Employees of continuing operations	12,300	11,900	11,700	13,100	12,400	8,800	8,800	8,000
Days sales outstanding in receivables(2)	56	59	65	71	68	68	65	64
Days inventory on hand(2)	63	63	75	80	71	75	80	85

(1)	Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amount to be consistent with the current year presentation and therefore, we have not made any adjustments to the historical financial information presented. However, we have provided supplemental tax and diluted EPS information as we believe it is necessary to the understanding of our financial performance trend.

(2)	Calculated using a 13-month average.

In fiscal 2001, we discontinued our Equipment segment (Century Mfg. Co./Lincoln Automotive and Lincoln Industrial businesses). Historical financial information has been adjusted to reflect this change. The 2001 results reflect a pre-tax loss on the sale of these businesses of $36.3 million ($24.6 million after tax, or $0.50 per share).

Capital expenditures in 2002 includes $23.0 million for the acquisition of a previously leased facility.

Cost of goods sold in 2001 includes $1.0 million related to the 2001 restructuring charge for our Enclosures segment.

The 2000 results reflect a non-cash pre-tax cumulative effect of accounting change related to revenue recognition that reduced income by $1.9 million ($1.2 million after tax, or $0.02 per share).

The 1997 results include a pre-tax gain on the sale of Federal Cartridge of $10.3 million ($1.2 million after tax, or $0.03 per share).

Reference should be made to the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition, including foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to maintain and expand relationships with large retail stores;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	risks relating to our proposed acquisition of WICOR, including our ability to integrate WICOR successfully, our ability to obtain regulatory approvals on anticipated terms and our ability to fully realize synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from our supply management and lean enterprise initiatives;

•	our ability to successfully identify, complete, and integrate future acquisitions;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;

•	our ability to access capital markets and obtain anticipated financing under favorable terms; and

•	no material declines in the fair market value of, or cash flows from, our equity method investments.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturer operating in three segments: Water, Enclosures, and Tools. Our Water segment manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water and generates approximately 39 percent of total revenues. Our Enclosures segment accounts for approximately 21 percent of total revenues and designs, manufactures and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Our Tools segment designs, manufactures and markets a wide range of power tools under several well established trade names generating approximately 40 percent of total revenues.

Our Water segment has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1 billion in 2003. We have identified target industry segments totaling $50 billion, representing a small portion of the $350 billion global water market. We continue to capitalize on growth opportunities in the water industry as evidenced by four product line acquisitions in our Water segment in 2003 as well as the acquisition of Everpure on December 31, 2003. In February 2004, we announced our agreement to acquire WICOR, the completion of which would mark a dramatic shift in our water segment. We anticipate that the assimilation of these acquisitions into our business operations will create a $2 billion business in the water industry.

Our Enclosures segment operates in a large global market with significant headroom in the industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. During the past few years, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets. However, this segment did experience growth in 2003 across the electrical and electronic markets and we believe it is well-positioned to continue improved performance. In addition, through the success of our Pentair Integrated Management System (PIMS) and supply management initiatives we have increased Enclosures segment margins for the eighth sequential quarter.

Our Tools segment has been operating in a very competitive marketplace during the past few years. Pricing pressures and higher raw material costs have caused our operating margins to decline. In February 2004, we announced our intent to explore strategic alternatives for our Tools segment. We will continue to operate the Tools segment for the long-term and provide all appropriate management support and resources. We continue to seek opportunities to expand operating margins through cost reductions and productivity improvements as part of our PIMS initiatives. In addition, we plan to continue to launch innovative new products and pursue significant incremental volume opportunities.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2003 and will likely impact our results in the future:

•	We have experienced a decrease in average selling prices and declines in operating margins in our Tools segment due to increased promotional programs. We expect these competitive pressures to lessen somewhat, but still persist in 2004.

•	We expect all three segments to continue to benefit from our key initiatives, including supply management and PIMS.

•	Expenses related to downsizing are anticipated to continue as we identify more efficient means to manufacture and distribute our products.

•	Free cash flow, defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the second straight year and is expected to exceed $200 million in 2004. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In 2003, we experienced favorable foreign currency effects, primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	Before any effects of our planned acquisition of WICOR, we expect our effective tax rate on continuing operations to be approximately 34 percent in 2004. Our ultimate effective tax rate will depend on the timing of the planned WICOR acquisition and WICOR’s actual tax attributes.

•	Following the planned acquisition of WICOR, we will need to fund the repayment of our Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through equity issuance.

Business Transformation

On February 3, 2004, we entered into an agreement to acquire WICOR Inc. (“WICOR”), a unit of Wisconsin Energy Corporation, Milwaukee, Wisconsin. WICOR, which manufactures water system, filtration, and pool equipment products under the Sta-Rite, SHURflo, and Hypro brands, generated sales of approximately $746 million in 2003. The $850 million cash transaction, which we plan to complete in the second or third quarter of 2004, is subject to satisfaction of customary conditions and applicable regulatory approvals. As part of the transaction, we will assume approximately $24 million of WICOR debt.

The water industry is structurally attractive as a result of its large global market, approximating $350 billion, and a growing demand for clean water. Our vision is to become the leading global provider of innovative products and systems used in the movement, treatment, storage, and enjoyment of water.

We expect to achieve $30 million in synergies with respect to the WICOR acquisition in the first 18 months of operations via key initiatives including PIMS, material cost savings and administrative cost savings. We also expect to achieve significant working capital reductions, fixed asset reductions and capital expenditure savings as a result of the acquisition.

We also announced that we have engaged Goldman Sachs to explore strategic alternatives for our Tools segment, comprising the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw and Flex businesses with $1,081.4 in net sales in 2003.

Outlook

In 2004, our operating objectives include the following:

•	Integrate the December 31, 2003 Everpure acquisition;

•	Complete and integrate the WICOR acquisition;

•	Complete the review of strategic alternatives for our Tools segment; and

•	Continue to drive our five strategic initiatives: cash flow, supply management, PIMS, talent management, and organic sales growth.

Financial Measures

In our Management’s Discussion and Analysis, we make reference to certain non-GAAP (generally accepted accounting principles) financial measures, including gross profit, operating income, selling, general and administrative (SG&A), income from continuing operations before income taxes, and provision for income taxes, in each case “excluding goodwill amortization and restructuring charges” or “excluding restructuring charge.” We believe that these non-GAAP financial measures are useful to investors because they provide investors with other measures to consider, in conjunction with the GAAP results, which may be helpful to meaningfully compare our operating performance between periods. We also use these non-GAAP financial measures when assessing our own operating performance. A description of the accounting standards applicable to the elimination of the amortization of goodwill is included below under “New Accounting Standards.” A description of the restructuring charges that we exclude from GAAP results is included below under “Results of Operations – Restructuring Charges.” In each case below when we make reference to a non-GAAP financial measure, we also provide reconciliation to the comparable GAAP financial measure.

RESULTS OF OPERATIONS

Net sales

The components of the net sales change were:

Percentages	2003 vs. 2002	2002 vs. 2001
Volume	4.4	0.2
Price	(1.0)	(0.3)
Currency	2.2	0.4

Total	5.6	0.3

Net sales in 2003 totaled $2,724 million, compared with $2,581 million in 2002, and $2,574 million in 2001. In 2003, volume increased by approximately 4.4 percent primarily due to increased demand in our Water segment and acquisitions in both our Water and Tools segments. Price declined by approximately 1.0 percent driven by promotional programs for our Tools segment products. In addition, the continued weakening of the U.S. dollar against the Euro in 2003 favorably impacted the dollar value of sales at our foreign subsidiaries by about 2.2 percent.

In 2002, volume increased by 0.2 percent primarily due to increased demand and acquisitions in both our Tools and Water segments. These increases were mostly offset by the continued weak demand for our Enclosures segment products. Price declined by 0.3 percent primarily due to the introduction of lower price point products and promotional programs for our Tools segment products. In addition, the continued weakening of the U.S. dollar in 2002 favorably impacted the dollar value of sales by about 0.4 percent.

Sales by segment and the year-over-year changes were as follows:

				2003 vs. 2002		2002 vs. 2001
In thousands	2003	2002	2001	$ change	% change	$ change	% change
Water	$1,060,303	$932,420	$882,615	$127,883	13.7%	$49,805	5.6%
Enclosures	582,684	556,032	689,820	26,652	4.8%	(133,788)	(19.4%)
Tools	1,081,378	1,092,331	1,001,645	(10,953)	(1.0%)	90,686	9.1%

Total	$2,724,365	$2,580,783	$2,574,080	$143,582	5.6%	$6,703	0.3%

Water

The 13.7 percent increase in Water segment sales in 2003 from 2002 was primarily due to:

•	sales attributable to the fourth quarter 2002 acquisition of Plymouth Products;

•	higher sales of residential pumps and pool equipment;

•	an increase in European sales, particularly commercial valves, water conditioning and pool products;

•	continued growth in the developing markets of Asia and India; and

•	favorable foreign currency effects.

The 5.6 percent increase in Water segment sales in 2002 from 2001 was primarily due to:

•	higher pump sales, with most of the growth coming from residential retail and municipal products;

•	the fourth quarter 2002 acquisition of Plymouth Products; and

•	higher sales volume in our pool and spa equipment business.

Enclosures

The 4.8 percent increase in Enclosures segment sales in 2003 from 2002 was primarily due to:

•	favorable foreign currency effects; and

•	share growth in targeted areas such as networking, security, and medical.

The 19.4 percent decline in Enclosures segment sales in 2002 from 2001 was primarily due to:

•	lower sales volume reflecting severely reduced capital spending in the industrial market; and

•	over-capacity and weak demand in the datacom and telecom markets.

These decreases were partially offset by:

•	favorable foreign currency effects.

Tools

The 1.0 percent decrease in Tools segment sales in 2003 from 2002 was primarily due to:

•	lower organic sales volume due to the effects of a slow economy and competitive marketplace; and

•	a decline in average selling prices due to increased promotional pricing.

These decreases were partially offset by:

•	sales attributable to the fourth quarter 2002 acquisition of Oldham Saw.

The 9.1 percent increase in Tools segment sales in 2002 from 2001 was primarily due to:

•	higher sales volume in our DeVilbiss Air Power Company (DAPC) business, particularly for pressure washers;

•	higher sales volume in our Delta business as a result of our new sub-branding strategy through the creation of Delta Shopmaster™ and Delta Industrial™ brands. The Delta Shopmaster™ brand is targeted toward the entry-level do-it-yourselfer and the Delta Industrial™ brand is targeted toward the professional craftsman; and

•	the fourth quarter 2002 acquisition of Oldham Saw.

These increases were partially offset by:

•	declines in average selling prices due to the introduction of lower price point products for the Delta Shopmaster™ brand and heavy second-half 2002 promotional pricing in a more competitive marketplace.

Gross profit

In thousands	2003	% of sales	2002	% of sales	2001(1)	% of sales
Gross profit	$679,038	24.9%	$615,707	23.9%	$606,135	23.5%

Percentage point change		1.0 pts		0.4 pts

(1)	Includes $1 million of inventory charges related to the 2001 restructuring charge for our Enclosures segment.

The 1.0 percentage point increase in gross profit as a percent of sales in 2003 from 2002 was primarily the result of:

•	savings generated from our supply management and lean enterprise initiatives;

•	improved productivity in our Enclosure and Water segments, particularly in our Pump business; and

•	lower costs as a result of general downsizing throughout Pentair.

These increases were offset by:

•	price declines, primarily in our Tools segment due to increased promotional pricing; and

•	volume declines in our Tools segment.

The 0.4 percentage point increase in gross profit as a percent of sales in 2002 from 2001 was primarily the result of:

•	savings generated from our supply management and lean enterprise initiatives, as well as cost savings realized from restructuring programs;

•	volume increases in our Tools and Water segments; and

•	the fourth quarter 2002 acquisitions of Oldham Saw and Plymouth Products.

These increases were partially offset by:

•	volume declines in our Enclosures segment; and

•	unfavorable selling prices due to increased promotional discounting in our Tools segment.

Selling, general and administrative (SG&A)

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

SG&A as reported	$375,586	13.8%		$342,806	13.3%		$377,098	14.6%
Less goodwill amortization	—	n/a		—	n/a		(36,107)	(1.4%)

SG&A excluding goodwill amortization	$375,586	13.8%		$342,806	13.3%		$340,991	13.2%

Percentage point change		0.5	pts		0.1	pts

The 0.5 percentage point increase in SG&A expense as a percent of sales in 2003 from 2002 was primarily the result of:

•	higher spending for promotional costs primarily in our Tools segment;

•	expenses related to downsizing throughout Pentair;

•	anticipated settlement and defense costs for a class action suit launched against the compressor industry for alleged mislabeling; and

•	strategic growth initiatives.

These increases were partially offset by:

•	favorable foreign currency effects; and

•	productivity improvements from lean enterprise initiatives in non-manufacturing areas.

The 0.1 percent point increase in SG&A expense as a percent of sales in 2002 from 2001 was primarily the result of:

•	higher bad debt expense offset by lower spending for process improvement investments.

Research and development (R&D)

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

R&D	$43,898	1.6%		$36,909	1.4%		$31,171	1.2%

Percentage point change		0.2	pts		0.2	pts

The 0.2 percentage point increase in R&D expense as a percent of sales in 2003 from 2002 and in 2002 from 2001 was primarily the result of:

•	additional investments related to new product development initiatives in all three segments.

Restructuring charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that were discontinued as a result of plant closures. In the fourth quarter of 2001, we also recorded a final change in estimate related to our 2000 restructuring charge that reduced the restructuring charge by $1.7 million primarily due to favorable negotiation of contract termination costs. As of the end of 2001, the restructuring program initiated in 2000 was complete.

Included in other current liabilities on the consolidated balance sheets is the remaining portion of the restructuring charge liability of $3.3 million, primarily related to severance obligations not yet paid to certain terminated individuals and other charges as we are awaiting the results of pending and threatened claims by former employees of the affected facilities. Therefore, we are uncertain when this remaining liability will be paid. Payments in 2003 of $0.3 million are comprised of the payout of severance obligations and legal expenses. Funding of future payments will be paid from cash generated from operating activities.

See ITEM 8, Note 4 of the Notes to Consolidated Financial Statements for further information regarding restructuring charges.

Operating income

Water

The following table and discussion provides a comparison of our Water segment operating income as reported, and those results excluding goodwill amortization.

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

Operating income as reported	$143,962	13.6%		$126,559	13.6%		$109,792	12.4%
Add back goodwill amortization	—	n/a		—	n/a		18,560	2.1%

Operating income excluding goodwill amortization	$143,962	13.6%		$126,559	13.6%		$128,352	14.5%

Percentage point change		0.0	pts		(0.9	) pts

The unchanged operating income percentage in the Water segment as a percent of net sales in 2003 from 2002 was primarily due to:

•	benefits from the continued success of our PIMS and supply management initiatives;

•	increased volume in our expanding markets of Europe, Asia, and India; and

•	favorable foreign currency effects.

These benefits were offset by:

•	increased selling and R&D expense;

•	higher insurance costs in 2003; and

•	price and volume declines related to our reverse osmosis product line and costs associated with downsizing the Chardon, Ohio operation and moving most of this product line to our factory in India.

The 0.9 percentage point decline in Water segment operating income as a percent of net sales in 2002 from 2001 was primarily due to:

•	unfavorable product mix as a result of higher sales of lower margin residential retail pumps;

•	higher costs at certain pump and water treatment businesses; and

•	price declines, primarily related to large international water treatment projects for reverse osmosis housings.

Enclosures

The following table and discussion provides a comparison of our Enclosures segment operating income as reported, and those results excluding goodwill amortization and restructuring charges.

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

Operating income as reported	$51,094	8.8%		$29,942	5.4%		$1,857	0.3%
Add back goodwill amortization	—	n/a		—	n/a		8,273	1.2%
Add back restructuring charge	—	n/a		—	n/a		39,382	5.7%

Operating income excluding goodwill amortization and restructuring charge	$51,094	8.8%		$29,942	5.4%		$49,512	7.2%

Percentage point change		3.4	pts		(1.8	) pts

The 3.4 percentage point increase in Enclosures segment operating income as a percent of net sales in 2003 from 2002 was primarily due to:

•	efficiencies resulting from our continued implementation of PIMS and stronger sourcing practices;

•	volume-related efficiencies and improved product mix; and

•	shifting more production to lower-cost labor markets.

These increases were partially offset by:

•	expenses related to downsizing.

The 1.8 percentage point decline in Enclosures segment operating income as a percent of net sales in 2002 from 2001 was primarily due to:

•	lower sales volume due to continuing significant industry-wide sales declines, resulting in unabsorbed overhead despite reductions in overall cost structure.

The decline was partially offset by:

•	savings realized as part of our restructuring program, net of one-time nonrecurring costs.

Tools

The following table and discussion provides a comparison of our Tools segment operating income as reported, and those results excluding goodwill amortization.

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

Operating income as reported	$81,774	7.6%		$97,598	8.9%		$63,232	6.3%
Add back goodwill amortization	—	n/a		—	n/a		9,274	0.9%

Operating income excluding goodwill amortization	$81,774	7.6%		$97,598	8.9%		$72,506	7.2%

Percentage point change		(1.3	) pts		1.7	pts

The 1.3 percentage point decrease in Tools segment operating income as a percent of net sales in 2003 from 2002 was primarily due to:

•	a decline in average selling prices due to increased promotional pricing;

•	lower sales volumes;

•	higher ocean transportation costs and higher raw material prices;

•	anticipated settlement and defense costs for a class action suit launched against the compressor industry for alleged mislabeling; and

•	expenses related to capacity downsizing.

These decreases were partially offset by:

•	cost savings as a result of our supply management and PIMS initiatives;

•	lower distribution and outbound freight costs.

The 1.7 percentage point increase in Tools segment operating income as a percent of net sales in 2002 from 2001 was primarily due to:

•	higher sales volume, partially offset by price declines due to promotional discounting;

•	cost savings as a result of our supply management and PIMS initiatives; and

•	the fourth quarter 2002 acquisition of Oldham Saw.

Net interest expense

In thousands	2003	% of sales		2002	% of sales		2001	% of sales

Net interest expense	$40,936	1.5%		$43,545	1.7%		$61,488	2.4%

Percentage point change		(0.2	) pts		(0.7	) pts

The 0.2 percentage point decrease in interest expense in 2003 from 2002 was primarily the result of:

•	lower interest rates partially offset by interest expense related to the financing of our 2003 acquisitions and a $1.6 million charge for accrued interest on the judgment in the Horizon litigation discussion in Item 3.

The 0.7 percentage point decrease in interest expense in 2002 from 2001 was primarily the result of:

•	lower average borrowings driven by our strong cash flow performance in both 2002 and 2001, and lower interest rates on our variable rate debt.

Provision for income taxes

The following table and discussion provides a comparison of our provision for income taxes for continuing operations as reported, and those results excluding goodwill amortization.

In thousands	2003	2002	2001

Income from continuing operations before income taxes	$218,618	$192,447	$93,288
Add back goodwill amortization	—	—	36,107

Income from continuing operations before income taxes, excluding goodwill amortization	$218,618	$192,447	$129,395

Provision for income taxes as reported	$74,330	$62,545	$35,772
Effective tax rate as reported	34.0%	32.5%	38.3%
Tax effect of goodwill amortization	—	—	4,064

Provision for income taxes excluding goodwill amortization	$74,330	$62,545	$39,836

Effective tax rate excluding goodwill amortization	34.0%	32.5%	30.8%

The 1.5 percentage point increase in the tax rate in 2003 from 2002 was primarily the result of:

•	the increase and mix of our 2003 domestic and foreign earnings coupled with our tax savings programs that are relatively fixed in nature.

The 1.7 percentage point increase in the tax rate in 2002 from 2001 was primarily the result of:

•	increased percentage of earnings taxed in countries with higher marginal rates.

Before any effects of our planned acquisition of WICOR, we expect our effective tax rate on continuing operations to be approximately 34 percent in 2004. Our ultimate effective tax rate will depend on the timing of the planned WICOR acquisition and WICOR’s actual tax attributes.

Discontinued operations/divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million, or $0.06 per diluted share, primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, equity and debt transactions.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	December 31 2003	December 31 2002	December 31 2001

Days of sales in accounts receivable	56	59	65
Days inventory on hand	63	63	75
Days in accounts payable	51	53	59
Cash conversion cycle	68	69	81

Operating activities

Operating activities provided cash flow of $262.9 million in 2003, compared with $270.8 million in 2002 and $232.3 million in 2001. The $7.9 million decrease in 2003 from 2002 was primarily due to smaller benefits from working capital improvements offset by an increase in net income. The $38.5 million increase in 2002 from 2001 was primarily due an increase in net income and better working capital management.

Investing activities

Capital expenditures in 2003, 2002, and 2001 were $43.6 million or 1.6 percent of sales, $56.7 million (including $23.0 million for the acquisition of a previously leased facility) or 2.2 percent of sales, and $53.7 million or 2.1 percent of sales, respectively. We anticipate capital expenditures in 2004 to be approximately $50.0 million primarily in the areas of new product development and general maintenance capital.

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (Everpure), from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million.

During 2003, we also completed four product line acquisitions in our Water segment for total consideration of $21.4 million in cash: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc.

In the first quarter of 2003, we received $1.9 million in purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products. The adjustments primarily related to final determination of closing date net assets.

In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial. This had no effect on earnings for the twelve months ended December 31, 2003 as the amount was offset by previously established reserves.

In the fourth quarter of 2002, we acquired Plymouth Products and Oldham Saw for $174.7 million total consideration, including debt assumed of $2.7 million and cash acquired of $1.7 million.

We have invested approximately $30.5 million to acquire a 49 percent interest in the joint venture operations of a long time Asian supplier for bench top power tools, of which $5.6 million was paid in 2003, $4.5 million was paid in 2002 and $20.4 million was paid in 2001. In February 2004, we signed a letter of intent to purchase the remaining 51 percent ownership interest in this supplier.

We periodically review our array of businesses in comparison to our overall strategic and performance objectives. As part of this review, we may routinely acquire or divest certain businesses.

Financing activities

Net cash provided by financing activities approximated $33.8 million in 2003 compared with net cash used by financing activities of $38.6 million in 2002 and $222.9 million in 2001. Financing activities in 2003 were comprised of a $200 million private placement of senior notes with 10-year maturities and a new committed $500 million revolving credit facility (the “Credit Facility”) which matures in three years. The $500 million Credit Facility replaced two existing revolving credit facilities totaling $652 million of credit availability. Interest rates and fees on the Credit Facility vary based on our credit ratings. The $200 million private placement included $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes with an average interest rate of 4.98 percent. We used the $200 million proceeds received in the second half of 2003 from the private placement to pay down debt under the Credit Facility.

Financing activities included draw downs and repayments on the revolver to fund our operations in the normal course of business. We used the revolver to fund our acquisitions of Everpure for $217.3 million in 2003 and Plymouth Products and Oldham Saw for $174.7 million in 2002.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. The Credit Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2003, we have $64.8 million of commercial paper outstanding that matures within 30 days. All of the commercial paper is classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis.

Credit available under our Credit Facility, as limited by our most restrictive financial covenant, was approximately $228 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of December 31, 2003.

In addition to the Credit Facility, we have $55 million of uncommitted credit facilities, under which we had $10 million outstanding as of December 31, 2003.

At December 31, 2003, our capital structure consisted of $806.5 million in total indebtedness and $1,261.5 million in shareholders’ equity. The ratio of debt-to-capital was 39.0 percent, compared with 39.9 percent at December 31, 2002. Our targeted debt-to-total capital ratio range is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In thousands	2004	2005	2006	2007	2008	More than 5 Years	Total

Long-term debt obligations	$72,465	$396	$240,092	$37,822	$—	$450,000	$800,775
Capital lease obligations	—	—	—	—	—	—	—
Operating lease obligations, net of sublease rentals	25,977	21,362	15,975	10,233	7,914	18,737	100,198
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities	4,466	4,639	4,802	4,034	2,392	924	21,257

Total contractual cash obligations, net	$102,908	$26,397	$260,869	$52,089	$10,306	$469,661	$922,230

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us that specifies all significant terms. The purchase obligation amounts do not represent our total anticipated future purchases, but represent those purchases for which we are contractually obligated. As of December 31, 2003, we did not have any purchase obligations requiring cash outflows of $1 million or greater per year.

Dividends paid in 2003 were $40.5 million, compared with $36.4 million in 2002, and $34.3 million in 2001. The year-over-year increases reflect an increase in our annual per-share dividend of $0.82 in 2003, compared with $0.74 in 2002, and $0.70 in 2001. We have paid dividends for the past 28 years and anticipate paying future dividends.

On February 4, 2004, we announced that we had entered into an agreement to acquire WICOR Inc. (“WICOR”), a unit of Wisconsin Energy Corporation, Milwaukee, Wisconsin. We expect to fund the WICOR acquisition through our currently available and newly committed lines of credit. We have obtained a commitment, subject to customary conditions, in the aggregate amount of $850 million (the “Bridge Facility”), for the payment of the purchase price. The Bridge Facility is available for a period up to the earlier of (i) September 1, 2004, (ii) the closing of the acquisition without the use of the Bridge Facility or (iii) the sale of the Pentair Tools Group.

The term loan to be made under the Bridge Facility (the “Loan”), pursuant to a formal loan agreement to be negotiated, is contemplated to be available in a single disbursement upon closing of the WICOR acquisition and is for the purpose of payment of the purchase price and related fees and expenses. The closing of the Loan must occur before September 1, 2004. Any balance due under the Loan is repayable in full, with accrued interest, no later than December 31, 2004. We will need to fund the repayment of the Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through equity issuance.

As a result of our announcement of an agreement to acquire WICOR, see Note 18, Moody’s Investor Services has confirmed our long-term bank rating of Baa3 and changed the outlook to negative from stable. At the same time, Standard and Poor’s Rating Services has placed our BBB corporate credit and other ratings on CreditWatch with negative implications. The change in rating outlook to negative from stable reflects the increased financial and integration risks associated with the planned acquisition of WICOR. In addition, the timing and nature of any outcome resulting from the exploration of strategic alternatives for the Tools segment remains uncertain and subject to execution risk. In a related action, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on senior notes under our $225 million shelf registration under review for possible downgrade, due to the structural subordination thereof. Existing lenders under our Credit Facility and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders do not benefit from such guarantees. We are putting in place a similar guarantee for the benefit of the $250 million senior note holders to avoid the downgrade due to the structural subordination.

We are seeking to obtain an amendment to the Credit Facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period of the Bridge Facility, which we believe will be granted by the banks participating in our Credit Facility. In addition, during the period the Bridge Facility is outstanding, additional limitations will be placed on share repurchases, dividends, acquisitions and sales of assets.

In 2004, interest expense will be primarily driven by the timing of the closing of the WICOR acquisition and any strategic alternative we pursue for our Tools segment.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Long-term debt and lines of credit are explained in detail in ITEM 8, Note 9 of the Notes to Consolidated Financial Statements. Operating leases are explained in detail in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe our ability to convert net income into free cash flow gives us opportunities to invest in new growth initiatives to create shareholder value. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. In addition, free cash flow is used as criteria to measure and pay compensation-based incentives. The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Twelve Months Ended December 31
In thousands	2003	2002	2001

Cash flow provided by operating activities	$262,939	$270,794	$232,334
Capital Expenditures	(43,622)	(33,744)	(53,668)

Free Cash Flow	$219,317	$237,050	$178,666

Before any effects of our planned acquisition of WICOR, we expect 2004 free cash flow to exceed $200 million.

Off-balance sheet arrangements

At December 31, 2003, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, and the disposition of Lincoln Industrial in 2001, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We have recently settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues concerning a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999 that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2003, our reserve for such environmental liabilities was approximately $11.2 million, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit

In the ordinary course of business, predominantly in our pumps business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2003 and 2002, the outstanding value of these instruments totaled $35.0 million and $19.8 million, respectively.

NEW ACCOUNTING STANDARDS

See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in Item 8, Note 1 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Our critical accounting estimates include the following:

Impairment of Goodwill

The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill. During the fourth quarter of 2003, we completed our annual impairment test of goodwill and determined there was no impairment.

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

At the end of 2003, we have $57.4 million invested in certain privately held companies accounted for under the equity and cost methods. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition, and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical results of operations, and projected results and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

Pension

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates, rate of increase in future compensation levels, and health care cost trend rates. These assumptions are updated annually and are disclosed in Item 8, Note 12 to the Consolidated Financial Statements. Changes to these assumptions will affect pension expense.

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. As a relatively young company, with a longer duration of liabilities than older companies with more mature workforces, this produced a discount rate of 6.25 percent. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2004. A 25 basis point decrease (increase) in our discount rate, holding constant our expected long-term return on plan assets and other assumptions, would increase (decrease) pension expense by approximately $1.4 million per year. We elected to utilize a 25 basis point hypothetical change as the assumption difference to demonstrate the sensitivity of our pension expense to a change in the discount rate.

Expected rate of return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten year compounded return of 9.5 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer term market indices. In 2003, the pension plan assets yielded a positive return of 24.8 percent, compared to negative returns of 10.5 percent and 4.1 percent in 2002 and 2001, respectively. Our expected rate of return in 2003 equaled 8.5 percent, which remained unchanged from 2002 and 2001. In 2003, the significant difference between our expected return on plan assets of $24.7 million compared to our actual return on plan assets of $55.5 million was primarily due to the economic recovery and the resurgence of the financial markets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2004. A one percent decrease (increase) in the expected return on plan assets assumption, holding constant our discount rate and other assumptions, would increase (decrease) pension expense by approximately $3.1 million per year. We elected to use a one percent hypothetical change as the assumption difference facilitates extrapolation of changes in the expected rate of return assumption.

We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Pension-related adjustments to equity

In 2002, our discount rate was lowered from 7.25 percent to 6.25 percent and we realized a negative 10.5 percent return on plan assets which caused the accumulated benefit obligation to exceed the fair market value of plan assets as of December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset, was the primary cause of a $29.2 million net-of-tax charge to shareholders’ equity for 2002. The recovery of the financial markets in 2003 and positive return on plan assets of 24.8 percent eliminated $20.9 million of the charge to shareholders’ equity. The charge did not impact earnings.

Net periodic benefit cost

Total net periodic pension benefits cost was $15.7 million in 2003, $12.6 million in 2002, and $10.6 million in 2001. Total net periodic pension benefits cost is expected to be approximately $17.0 million in 2004. The increasing trend in net periodic pension cost from 2001 forward is largely driven by the downturn in the financial markets in 2002 and 2001 and the decrease in the discount rate in 2002. The net periodic pension benefit cost for 2004 has been estimated assuming a discount rate of 6.25 percent and an expected return on plan assets of 8.5 percent.

Unrecognized pension losses

As of December 31, 2003 measurement date, our pension plans have $75.7 million of cumulative unrecognized losses of which approximately $20 million relates to the use of the market related value method and is not immediately subject to amortization. The remaining unrecognized loss, to the extent it exceeds 10% of the projected benefit obligation, will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximately 12 years). The amount included in pension expense for loss amortization in 2003 was $0.5 million.

Contributions

Pension contributions in 2003 total $19.1 million, including $15.1 million of contributions to domestic defined benefit pension plans. In 2002, pension contributions totaled $18.9 million, including $15.3 million of contributions to domestic defined benefit plans. The contributions in 2003 and 2002 exceeded the minimum funding requirement. Our 2004 pension contributions are expected to be in the range of $10 million to $15 million.

Asset allocation

Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

		Investment Policy
Asset Class	Actual(1)	Target	Minimum	Maximum

Large Capitalization U.S. Stocks	21%	25%	20%	30%
Small/Mid Capitalization, U.S. Stocks	22%	20%	15%	25%
Pentair Stock	8%	5%	3%	7%
International (Non-U.S.) Stocks	12%	15%	10%	20%
Private Equity	1%	5%	0%	10%
Fixed Income (Bonds)	17%	20%	15%	25%
Other Investments	12%	10%	5%	15%
Cash	7%	0%	0%	0%

(1)	Actual asset allocation as of December 31, 2003.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our cash balance is higher than normal due to a $15.1 million contribution made to our domestic defined benefit plans as of December 31, 2003. From time to time, we may be outside our targeted ranges by amounts we deem acceptable.

Equity securities include Pentair common stock in the amount of $21.6 million (8 percent of total plan assets) and $16.3 million (7 percent of total plan assets) at December 31, 2003, and 2002, respectively.

See ITEM 8, Note 12 of the Notes to Consolidated Financial Statements for further information regarding pension plans.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. We use derivative financial instruments to manage and reduce the impact of some of these risks. We do not hold or issue derivative financial instruments for speculative or trading purposes.

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing activities used to fund operations. Interest rate swaps are used to manage a portion of our interest rate risk. The table below presents principal cash flows and related interest rates by year of maturity for variable rate and fixed rate debt obligations. Variable interest rates disclosed represent the weighted-average rate of the portfolio at each period end. Notional amounts and related interest rate of interest rate swaps are presented by year of maturity. For the swaps, variable rates are the average forward rates for the term of each contract.

	Expected year of maturity
Dollars in thousands	2004	2005	2006	2007	2008	Thereafter	Total	Fair value

Long-term debt, including current portion
Variable rate	$20,000	$—	$239,006	$—	$—	$100,000	$359,006	$359,006
Average interest rate	1.96%	—	2.16%	—	—	2.26%	2.17%
Fixed rate	52,465	396	1,086	37,822	—	350,000	441,769	483,233
Average interest rate	6.39%	1.83%	1.83%	6.61%	—	7.03%	6.90%

Portion subject to interest rate swaps
Variable to fixed	20,000	20,000	—	—	—	—	40,000	(1,865)
Average rate to be received	1.23%	2.55%	—	—	—	—	1.61%
Average rate to be paid	6.31%	6.31%	—	—	—	—	6.31%
Fixed to variable	—	—	—	—	—	100,000	100,000	(987)
Average rate to be received	—	—	—	—	—	7.85%	7.85%
Average rate to be paid	—	—	—	—	—	8.01%	8.01%

Foreign currency risk

We are exposed to foreign exchange risk as a result of transactions in currencies other than the functional currency of certain subsidiaries, including subsidiary debt. We have entered into foreign currency forward exchange agreements with a major financial institution to hedge firm foreign currency commitments. In 2003, the following forward exchange agreements matured: receive $50.0 million U.S. dollars, pay $69.4 million Canadian dollars, receive $69.4 million Canadian dollars, and pay $45.3 million Euros. As of December 31, 2003, the following table presents principal cash flows and fair values of our open currency forward exchange agreements:

	Expected year of maturity
In thousands	2004	2005	2006	2007	2008	Thereafter	Total	Fair value

Forward exchange agreements (1)
Pay Euros	$(13,844)	$—	$—	$—	$—	$—	$(13,844)
Pay Singapore dollars	(20)	—	—	—	—	—	(20)
Pay Swiss Francs	(1,202)	—	—	—	—	—	(1,202)
Pay British Pounds	(4,286)	—	—	—	—	—	(4,286)
Receive USD	25,744	—	—	—	—	—	25,744

Total exchange loss								$(327)

(1)	Foreign exchange information is presented in local currency by maturity, however, the fair value is presented in U.S. dollars.

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

Randall J. Hogan Chairman and Chief Executive Officer	David D. Harrison Executive Vice President and Chief Financial Officer

Golden Valley, Minnesota

March 4, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Minneapolis, Minnesota

March 4, 2004

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2003	2002	2001

Net sales	$2,724,365	$2,580,783	$2,574,080
Cost of goods sold	2,045,327	1,965,076	1,967,945

Gross profit	679,038	615,707	606,135
Selling, general and administrative	375,586	342,806	377,098
Research and development	43,898	36,909	31,171
Restructuring charge	—	—	40,105

Operating income	259,554	235,992	157,761
Interest income	654	793	960
Interest expense	41,590	44,338	62,448
Other expense, write-off of investment	—	—	2,985

Income from continuing operations before income taxes	218,618	192,447	93,288
Provision for income taxes	74,330	62,545	35,772

Income from continuing operations	144,288	129,902	57,516
Loss from discontinued operations, net of tax	(2,936)	—	(24,647)

Net income	$141,352	$129,902	$32,869

Earnings per common share
Basic
Continuing operations	$2.95	$2.64	$1.17
Discontinued operations	(0.06)	—	(0.50)

Basic earnings per common share	$2.89	$2.64	$0.67

Diluted
Continuing operations	$2.90	$2.61	$1.17
Discontinued operations	(0.06)	—	(0.50)

Diluted earnings per common share	$2.84	$2.61	$0.67

Weighted average common shares outstanding
Basic	48,938	49,235	49,047
Diluted	49,810	49,744	49,297

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2003	2002

Assets

Current assets
Cash and cash equivalents	$47,989	$39,648
Accounts and notes receivable, net of allowance of $15,359 and $16,676, respectively	420,403	403,793
Inventories	285,577	293,202
Deferred tax assets	50,989	55,234
Prepaid expenses and other current assets	24,493	18,931

Total current assets	829,451	810,808

Property, plant and equipment, net	343,550	351,316

Other assets
Goodwill	1,373,549	1,218,341
Intangibles, net	108,118	19,194
Other	126,009	114,791

Total other assets	1,607,676	1,352,326

Total assets	$2,780,677	$2,514,450

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$686
Current maturities of long-term debt	73,631	60,488
Accounts payable	170,077	171,709
Employee compensation and benefits	84,587	84,965
Accrued product claims and warranties	37,148	36,855
Income taxes	13,198	12,071
Other current liabilities	118,810	109,426

Total current liabilities	497,451	476,200

Long-term debt	732,862	673,911
Pension and other retirement compensation	101,704	124,301
Post-retirement medical and other benefits	42,134	42,815
Deferred tax liabilities	78,532	31,728
Other noncurrent liabilities	66,516	59,771

Total liabilities	1,519,199	1,408,726

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 49,502,542 and 49,222,450 shares issued and outstanding, respectively	8,250	8,204
Additional paid-in capital	492,619	482,695
Retained earnings	760,966	660,108
Unearned restricted stock compensation	(6,189)	(5,138)
Accumulated other comprehensive income (loss)	5,832	(40,145)

Total shareholders’ equity	1,261,478	1,105,724

Total liabilities and shareholders’ equity	$2,780,677	$2,514,450

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2003	2002	2001

Operating activities
Net income	$141,352	$129,902	$32,869
Depreciation	61,129	58,833	62,674
Other amortization	4,514	5,869	5,568
Goodwill amortization	—	—	36,107
Deferred income taxes	33,134	29,677	(4,916)
Restructuring charge	—	—	41,060
Stock compensation	306	—	—
Other expense, write-off of investment	—	—	2,985
Loss from discontinued operations	2,936	—	24,647
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	9,400	25,535	70,057
Inventories	25,782	29,717	87,840
Prepaid expenses and other current assets	(2,779)	8,147	383
Accounts payable	(15,530)	(18,356)	(68,488)
Employee compensation and benefits	(6,423)	6,289	(12,919)
Accrued product claims and warranties	(1,012)	(1,704)	(4,468)
Income taxes	2,349	5,863	9,942
Other current liabilities	3,135	(18,384)	(51,025)
Pension and post-retirement benefits	5,621	(4,787)	16,816
Other assets and liabilities	(179)	10,667	(6,950)

Net cash provided by continuing operations	263,735	267,268	242,182
Net cash provided by (used for) discontinued operations	(796)	3,526	(9,848)

Net cash provided by operating activities	262,939	270,794	232,334

Investing activities
Capital expenditures	(43,622)	(33,744)	(53,668)
Acquisition of previously leased facility	—	(22,952)	—
Proceeds (payments) from sale of businesses	(2,400)	1,744	70,100
Acquisitions, net of cash acquired	(229,094)	(170,270)	(1,937)
Equity investments	(5,294)	(9,383)	(25,438)
Other	48	(7)	(186)

Net cash used for investing activities	(280,362)	(234,612)	(11,129)

Financing activities
Net short-term borrowings (repayments)	(873)	665	(108,336)
Proceeds from long-term debt	780,857	462,599	2,811
Repayment of long-term debt	(709,886)	(468,161)	(84,525)
Proceeds from exercise of stock options	5,795	2,730	2,913
Repurchases of common stock	(1,589)	—	(1,458)
Dividends paid	(40,494)	(36,420)	(34,327)

Net cash provided by (used for) financing activities	33,810	(38,587)	(222,922)

Effect of exchange rate changes on cash	(8,046)	2,209	6,617

Change in cash and cash equivalents	8,341	(196)	4,900
Cash and cash equivalents, beginning of period	39,648	39,844	34,944

Cash and cash equivalents, end of period	$47,989	$39,648	$39,844

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common shares		Additional paid-in capital	Retained earnings	Unearned restricted stock compensation	Accumulated other comprehensive income (loss)	Total	Comprehensive income
In thousands, except share and per-share data	Number	Amount

Balance — December 31, 2000	48,711,955	$8,119	$468,425	$568,084	$(7,285)	$(26,752)	$1,010,591
Net income				32,869			32,869	$32,869
Cumulative effect of accounting change (SFAS 133)						6,739	6,739	6,739
Change in cumulative translation adjustment						(9,468)	(9,468)	(9,468)
Adjustment in minimum pension liability, net of $399 tax benefit						(625)	(625)	(625)
Changes in market value of derivative financial instruments						1,188	1,188	1,188

Comprehensive income								$30,703

Tax benefit of stock options			601				601
Cash dividends — $0.70 per common share				(34,327)			(34,327)
Share repurchases	(50,000)	(8)	(1,450)				(1,458)
Exercise of stock options, net of 174,407 shares tendered for payment	128,254	21	2,892				2,913
Issuance of restricted shares, net of cancellations	320,650	61	7,662		(7,723)		—
Amortization of restricted shares					5,568		5,568
Stock compensation			411				411

Balance — December 31, 2001	49,110,859	8,193	478,541	566,626	(9,440)	(28,918)	1,015,002
Net income				129,902			129,902	$129,902
Change in cumulative translation adjustment						25,659	25,659	25,659
Adjustment in minimum pension liability, net of $18,670 tax benefit						(29,201)	(29,201)	(29,201)
Changes in market value of derivative financial instruments						(7,685)	(7,685)	(7,685)

Comprehensive income								$118,675

Tax benefit of stock options			1,014				1,014
Cash dividends — $0.74 per common share				(36,420)			(36,420)
Exercise of stock options, net of 45,547 shares tendered for payment	96,026	9	2,721				2,730
Issuance of restricted shares, net of cancellations	28,233	4	980		(984)
Amortization of restricted shares					5,286		5,286
Shares surrendered by employees to pay taxes	(12,668)	(2)	(561)				(563)

Balance — December 31, 2002	49,222,450	8,204	482,695	660,108	(5,138)	(40,145)	1,105,724
Net income				141,352			141,352	$141,352
Change in cumulative translation adjustment						27,220	27,220	27,220
Adjustment in minimum pension liability, net of $13,339 tax expense						20,864	20,864	20,864
Changes in market value of derivative financial instruments						(2,107)	(2,107)	(2,107)

Comprehensive income								$187,329

Tax benefit of stock options			1,696				1,696
Cash dividends — $0.82 per common share				(40,494)			(40,494)
Share repurchases	(40,000)	(7)	(1,582)				(1,589)
Exercise of stock options, net of 104,189 shares tendered for payment	224,150	37	5,758				5,795
Issuance of restricted shares, net of cancellations	127,366	21	4,727		(4,748)		—
Amortization of restricted shares					3,697		3,697
Shares surrendered by employees to pay taxes	(31,424)	(5)	(1,094)				(1,099)
Stock compensation			419				419

Balance — December 31, 2003	49,502,542	$8,250	$492,619	$760,966	$(6,189)	$5,832	$1,261,478

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

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.

Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates. The critical accounting policies that require our most significant estimates and judgments include:

•	the assessment of recoverability of long-lived assets, including goodwill, and cost and equity method investments; and

•	accounting for pension benefits, because of the importance in making the estimates necessary to apply these policies.

Revenue recognition

We recognize revenue when it is realized or realizable and has been earned. Revenue is recognized when persuasive evidence of an arrangement exists; shipment or delivery has occurred (depending on the terms of the sale); the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal, ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until substantially all obligations were satisfied.

Sales returns

The right of return may exist explicitly or implicitly with our customers. Revenue from a transaction is recognized only if our price is fixed and determinable at the date of sale; the customer has paid or is obligated to pay; the customer’s obligation would not be changed in the event of theft or physical destruction or damage of the product, the customer has economic substance apart from our Company; we do not have significant obligations for future performance to directly bring about resale of the product by the customer; and the amount of returns can reasonably be estimated.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

In general, our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. Returns of custom or modified goods are normally not allowed.

At the time of sale, we reduce revenue for the estimated effect of returns. Estimated sales returns include consideration of historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer, and a projection of this experience into the future.

Pricing and sales incentives

We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions, and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to our customers is recorded as a reduction of revenue unless we (1) receive an identifiable benefit for the goods or services in exchange for the consideration and (2) we can reasonably estimate the fair value of the benefit received. The following represents a description of our pricing arrangements, promotions, and other volume-based incentives:

Pricing arrangements

Pricing is established up front with our customers and we record sales at the agreed upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying OEM customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.

Promotions

Our primary promotional activity is what we refer to as cooperative advertising. Under this cooperative advertising program, we agree to pay the customer a fixed percentage of sales as an allowance to be used to advertise and promote our products. The customer is not required to provide evidence of the advertisement or promotion. We recognize the cost of this cooperative advertising at the time of sale. The cost of this program is recorded as a reduction in gross sales.

Volume-based incentives

These incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least monthly, for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

There has been no material accounting revisions for revenue-recognition related estimates.

Shipping and handling costs

Amounts billed to customers for shipping and handling is recorded in net sales in the accompanying consolidated statements of income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are included in cost of goods sold in the accompanying consolidated statements of income.

Cash equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

We perform periodic credit evaluations of our customer’s financial condition and generally do not require collateral. In addition, we encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Approximately 23 percent and 25 percent of our receivables were due from three large home improvement retailers as of December 31, 2003 and 2002, respectively.

Inventories

Inventories are stated at the lower of cost or market. Inventories of United States subsidiaries are generally determined by the last-in, first-out (LIFO) method. Inventories of foreign-based subsidiaries are determined by the first-in, first-out (FIFO) and moving average methods.

Property, plant, and equipment

Property, plant, and equipment is stated at historical cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost of acquired businesses over of the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this statement, effective January 1, 2002, goodwill is no longer amortized but tested for impairment on an annual basis. During the fourth quarter of 2003, we completed our annual impairment test of goodwill and determined no impairment charge was necessary. The fair value of each of our reporting units was estimated by an independent third party using a combination of the discounted cash flow, market comparable, and market capitalization approaches.

The primary identifiable intangible assets of Pentair include trademarks and trade names acquired in business combinations, patents, non-compete agreements, proprietary technology and customer relationships. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually, or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2003, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment charge.

The following table illustrates the pro forma impact of the adoption of SFAS No. 142 on our income from continuing operations as well as basic and diluted earnings per share:

In thousands, except per-share data	2003	2002	2001

Income from continuing operations	$144,288	$129,902	$57,516
Add back goodwill amortization	—	—	36,107
Less income taxes	—	—	(4,064)

Adjusted income from continuing operations	$144,288	$129,902	$89,559

Reported earnings per share — basic (continuing operations)	$2.95	$2.64	$1.17
Goodwill amortization, net of taxes	—	—	0.65

Adjusted earnings per share — basic (continuing operations)	$2.95	$2.64	$1.82

Reported earnings per share — diluted (continuing operations)	$2.90	$2.61	$1.17
Goodwill amortization, net of taxes	—	—	0.65

Adjusted earnings per share — diluted (continuing operations)	$2.90	$2.61	$1.82

Weighted average common shares outstanding
Basic	48,938	49,235	49,047
Diluted	49,810	49,744	49,297

Our accounting policy prior to the adoption of SFAS No. 142 was to amortize goodwill on a straight-line basis over the estimated future periods to be benefited, principally between 25 and 40 years.

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

Income taxes

Pentair uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Environmental

We recognize environmental cleanup liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. For closed or closing plants owned by Pentair and properties being sold, an estimated liability is typically recognized at the time the closure decision is made or sale is recorded and is based on an environmental assessment of the plant property. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies, and additional information about the ultimate cleanup remedy that is used could significantly change our estimates.

Insurance subsidiary

We insure general and product liability, property, workers’ compensation, and automobile liability risks through our wholly owned captive insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As of the end of 2003 and 2002, reserves for policy claims were $32.4 million ($10.0 million included in accrued product claims and warranties and $22.4 million included in other noncurrent liabilities) and $27.0 million ($10.0 million included in accrued product claims and warranties and $17.0 million included in other noncurrent liabilities).

Stock-based compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, cost for stock based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

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

In thousands, except per-share data	2003	2002	2001

Income from continuing operations — as reported	$144,288	$129,902	$57,516
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(5,601)	(3,412)	(3,900)

Income from continuing operations — pro forma	$138,687	$126,490	$53,616

Earnings per common share — continuing operations
Basic — as reported	$2.95	$2.64	$1.17
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.11)	(0.07)	(0.08)

Basic — pro forma	$2.84	$2.57	$1.09

Diluted — as reported	$2.90	$2.61	$1.17
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.11)	(0.07)	(0.08)

Diluted — pro forma	$2.79	$2.54	$1.09

Weighted average common shares outstanding
Basic	48,938	49,235	49,047
Diluted	49,810	49,744	49,297

The weighted-average fair value of options granted in 2003, 2002, and 2001 was $11.49, $10.37, and $7.17 per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

Percentages	2003	2002	2001

Risk-free interest rate	2.86%	3.75%	4.00%
Dividend yield	2.10%	2.10%	1.90%
Expected stock price volatility	40.00%	38.00%	42.00%
Expected lives	5.0 yrs.	5.5 yrs.	5.0 yrs.

Earnings per common share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options and restricted stock. Unless otherwise noted, references are to diluted earnings per share.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2003	2002	2001

Earnings per common share — basic
Continuing operations	$144,288	$129,902	$57,516
Discontinued operations	(2,936)	—	(24,647)

Net income	$141,352	$129,902	$32,869

Continuing operations	$2.95	$2.64	$1.17
Discontinued operations	(0.06)	—	(0.50)

Basic earnings per common share	$2.89	$2.64	$0.67

Earnings per common share — diluted
Continuing operations	$144,288	$129,902	$57,516
Discontinued operations	(2,936)	—	(24,647)

Net income	$141,352	$129,902	$32,869

Continuing operations	$2.90	$2.61	$1.17
Discontinued operations	(0.06)	—	(0.50)

Diluted earnings per common share	$2.84	$2.61	$0.67

Weighted average common shares outstanding — basic	48,938	49,235	49,047
Dilutive impact of stock options and restricted stock	872	509	250

Weighted average common shares outstanding — diluted	49,810	49,744	49,297

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	623	749	1,327

Derivative financial instruments

Effective January 1, 2001, we adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. These standards require us to recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated statements of income when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

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

We use derivative financial instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS No. 133, as amended. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is to not enter into contracts with terms that cannot be designated as normal purchases or sales.

Other newly adopted accounting standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This new standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this standard on January 1, 2003 did not have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This new standard nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, be recognized when the liability is incurred, rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The adoption of this standard on January 1, 2003 did not have a material impact on our consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time an entity issues a guarantee, the issuing entity must recognize an initial liability for the fair value of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties, guarantees accounted for as derivatives, or other guarantees of an entity’s own future performance. We have adopted the disclosure requirements of the interpretation as of December 31, 2002. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions were not material to our consolidated financial position or results of operations.

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

and other defined benefit post-retirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 15, 2004. See Item 8, Note 12 for disclosures regarding our defined benefit pension plans and other post-retirement benefits.

New accounting standards to be adopted in the future

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. We will adopt FIN 46R for non-SPE entities in our first quarter ending April 3, 2004. We have not yet determined the effect of adopting the provisions of FIN 46R. However, we do not believe it will have a material effect on our consolidated financial position or results of operations.

On January 12, 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP permits a sponsor of a post-retirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. We do not believe the FSP will have a material effect on our financial statements because we do not expect to receive significant subsidies under the Act.

2.    Acquisitions

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (Everpure), from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million. We believe Everpure will enhance our future growth in the commercial filtration segment. It is anticipated Everpure’s strong trade name, industry leading technology, rapid product development capabilities, and broad footprint in North America, Europe, and Asia, will leverage the strengths of our Water segment and accelerate the long-term growth and profitability of Pentair.

The initial allocation of purchase price for the Everpure acquisition was based on preliminary estimates and may be revised as better information becomes available in 2004. The closing date balance sheet is expected to be delivered by March 31, 2004.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The initial purchase price of Everpure has been allocated based on management’s estimates and independent appraisals as follows:

In thousands	Estimated Fair Value

Current assets	$22,358
Property, plant, and equipment	4,993
Intangible assets	91,100
Goodwill	105,328
Other noncurrent assets	147

Total assets acquired	$223,926

Current liabilities	$(6,505)
Deferred taxes	(170)

Total liabilities assumed	(6,675)

Net assets acquired	$217,251

A preliminary valuation of the acquired intangible assets was performed by a third party valuation specialist to assist us in determining the fair value of each identifiable intangible. Standard valuation procedures were utilized in determining the fair value of the acquired intangibles. The following table summarizes the identified intangible asset categories and their weighted average amortization period:

In thousands	Amortization Period	Fair Value

Finite-life intangible assets
Patents	10 Years	$9,100
Non-compete agreements	4 Years	2,300
Proprietary technology	15 Years	12,900
Customer relationships	20 Years	25,000

Weighted average amortization period	16 Years	$49,300

Indefinite-life intangible assets
Trade marks and trade names	n/a	$41,800
Goodwill	n/a	105,328	*

		$147,128

*	Approximately $104 million of goodwill is tax deductible.

During 2003, we also completed four product line acquisitions in our Water segment for total consideration of approximately $21.4 million in cash.

•	HydroTemp Manufacturing Co., Inc. (HydroTemp) designs and manufactures heat pumps for swimming pool applications.

•	Letro Products, Inc. (Letro Products) designs and manufactures swimming pool accessories including cleaners.

•	Certain assets of TwinPumps, Inc. (TwinPumps) are used in the design and manufacture of vortex and chopper pumps for municipal wastewater applications.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

•	Certain assets of K&M Plastics, Inc., (K&M Plastics) are used in the design and manufacture of blow-molded brine tanks and pressure vessels for residential and commercial water conditioning and filtration applications.

We acquired HydroTemp and Letro Products in March 2003 to complement our existing pool and spa equipment business of our Water segment. We acquired certain assets of TwinPumps in July 2003. We will combine the assets of TwinPumps with our existing pump business of our Water segment to pursue replacement parts, replacement pumps, and new projects in the municipal wastewater business. We acquired certain assets of K&M Plastics, in July 2003, with the intent of establishing pressure vessel manufacturing capacity in China to better serve the fast growing Asian water market. The aggregated annual revenue of the acquired businesses is approximately $22.0 million.

The allocation of the purchase price of these four product line acquisitions resulted in goodwill of $17.3 million, all of which is tax deductible. We continue to evaluate the initial purchase accounting allocations for these acquisitions and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known.

In the first quarter of 2003, we received $1.9 million in purchase price adjustments relative to our fourth quarter 2002 acquisition of Plymouth Products, Inc. (Plymouth Products) which was credited to reduce goodwill initially recorded at closing. The adjustments primarily related to final determination of closing date net assets.

On September 30, 2002, we acquired all of the common stock of Plymouth Products and affiliated entities from USF Consumer & Commercial WaterGroup, a unit of Vivendi Environnement (now Veolia Environnement), for total consideration of $121.7 million, including debt assumed of $1.2 million. Plymouth Products is a manufacturer of water filtration products used in residential, commercial, and industrial applications. Identifiable intangible assets acquired as part of the acquisition were $8.0 million. Goodwill recorded as part of the initial purchase price allocation was $79.7 million as of December 31, 2003. The purchase price allocation was finalized in the fourth quarter of 2003.

On October 1, 2002, we acquired all of the common stock of privately-held Oldham Saw Co., Inc. and affiliated entities (Oldham Saw) for total consideration of $53.0 million cash, including debt assumed of $1.5 million and cash acquired of $1.7 million. Oldham Saw designs, manufactures, and markets router bits, circular saw blades, and related accessories for the do-it-yourself (DIY) and professional power tool markets. Identifiable intangible assets acquired as part of the acquisition were $9.6 million. Goodwill recorded as part of the initial purchase price allocation was $29.9 million. Pursuant to an earn-out provision, the purchase price could increase depending on Oldham Saw achieving certain net sales and EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) targets in 2003 and 2004. In 2003, there were no contingent payments made. In 2004, the maximum total contingent payments based on these targets could be $1 million.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2003, and 2002 are presented as if the acquisitions had been acquired at the beginning of each period presented.

	Years ended December 31
In thousands, except per-share data	2003	2002

Net sales	$2,795,720	$2,765,190
Income from continuing operations	150,234	138,977
Loss on disposal of discontinued operations, net of tax	(2,936)	—
Net income	147,298	138,977

Earnings per common share
Basic
Continuing operations	$3.07	$2.82
Discontinued operations	(0.06)	—

Basic earnings per common share	$3.01	$2.82

Diluted
Continuing operations	$3.02	$2.79
Discontinued operations	(0.06)	—

Diluted earnings per common share	$2.96	$2.79

Weighted average common shares outstanding
Basic	48,938	49,235
Diluted	49,810	49,744

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

3.    Discontinued Operations/Divestitures

In December 2000, we adopted a plan to sell our Equipment segment businesses, Service Equipment (Century Mfg. Co./Lincoln Automotive Company) and Lincoln Industrial, Inc. (Lincoln Industrial). In October 2001, we completed the sale of the Service Equipment businesses to Clore Automotive, LLC for total consideration of $18.2 million. In December 2001, we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. The selling price of Lincoln Industrial was subject to a final purchase price adjustment that was finalized in January 2003, in which we paid Jordan $2.4 million which was charged to a previously established reserve.

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million primarily due to a reduction in estimated proceeds related to exiting two remaining facilities. One facility is owned and the other facility is under an operating lease.

In thousands	2003	2002	2001

Net sales	$—	$—	$189,782

Pre-tax loss on disposal of discontinued businesses	(4,517)	—	(36,298)
Tax benefit	1,581	—	11,651

Loss from discontinued operations, net of tax	$(2,936)	$—	$(24,647)

Net (liabilities) assets of the discontinued Equipment segment consisted of the following:
In thousands		2003	2002

Current assets		$—	$190
Property, plant, and equipment, net		2,088	2,312
Current liabilities		(685)	(703)
Long-term liabilities		(3,393)	—

Net (liabilities) assets of discontinued operations		$(1,990)	$1,799

The net liabilities or assets of discontinued operations are included in the respective categories of other current assets, other current liabilities and other long-term liabilities in the consolidated balance sheets for 2003 and 2002.

At December 31, 2003, accruals totaling $4.1 million represent the estimated future cash outflows associated with the exit from the leased facility. The owned facility is recorded at its estimated net realizable value.

4.    Restructuring Charge

In the fourth quarter of 2001, we initiated a restructuring program designed to consolidate manufacturing operations and eliminate non-critical support facilities in our Enclosures segment. We also wrote off internal-use software development costs at corporate for the abandonment of a company-wide human resource system. Consequently, we recorded a restructuring charge of $42.8 million, of which $1 million is included in cost of goods sold on the consolidated statement of income for the write-down of inventory on certain custom enclosures product that were discontinued as a result of plant closures. In the fourth quarter of 2001, we also recorded a final change in estimate related to our 2000 restructuring charge that reduced the restructuring charge by $1.7 million primarily due to favorable negotiation of contract termination costs. As of the end of 2001, the restructuring program initiated in 2000 was complete.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The major components of the 2001 restructuring charges and remaining restructuring liability follows:

In thousands	Employee termination Benefits	Non-cash asset disposals	Impaired goodwill	Exit costs	Total

December 31, 2000 liability	$7,888	$—	$—	$8,307	$16,195

Change in estimate (fourth quarter)	991	—	—	(2,688)	(1,697)
2001 restructuring charge (fourth quarter)	16,696	11,050	7,362	7,649	42,757
Utilization of 2000 and 2001 restructuring charges	(11,343)	(11,050)	(7,362)	(6,388)	(36,143)

December 31, 2001 liability	14,232	—	—	6,880	21,112

Change in estimate (fourth quarter)	(1,942)	(477)	—	2,419	—
Utilization of 2001 restructuring charge	(8,721)	477	—	(9,299)	(17,543)

December 31, 2002 liability	3,569	—	—	—	3,569
Utilization of 2001 restructuring charge	(292)	—	—	—	(292)

December 31, 2003 liability	$3,277	$—	$—	$—	$3,277

Included in other current liabilities on the consolidated balance sheets is the remaining portion of the restructuring charge liability of $3.3 million, primarily related to severance obligations not yet paid to certain terminated individuals and other charges as we are awaiting the results of pending and threatened claims by former employees of the affected facilities. Therefore, we are uncertain when this remaining liability will be paid. Payments in 2003 are comprised of the payout of severance obligations and legal expenses. Funding of future payments will be paid from cash generated from operating activities.

Workforce reductions related to the 2001 restructuring charge are for approximately 870 employees, terminated primarily in 2001 and 2002. Employee termination benefits consist primarily of severance and outplacement counseling fees. Employee termination benefits for the 2001 restructuring charge includes a $0.4 million non-cash charge for the intrinsic value of stock options modified as part of a severance agreement.

Non-cash asset disposals for the 2001 restructuring charges were for the write-down of equipment, leasehold improvements, and inventory as a direct result of our decisions to exit certain facilities and the abandonment of internal use software under development. Exit costs are primarily related to contract and lease termination costs.

The following table summarizes the components of the 2001 restructuring charges by segment, net of changes in estimates:

In thousands	Enclosures	Other	Total

Employee termination benefits	$14,754	$991	$15,745
Non-cash asset disposals	7,198	3,375	10,573
Impaired goodwill	7,362	—	7,362
Exit costs	10,068	(2,688)	7,380

2001 restructuring charge	$39,382	$1,678	$41,060

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

5.    Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2003 by segment is as follows:

In thousands	Water	Enclosures	Tools	Consolidated

Balance December 31, 2002	$663,940	$179,303	$375,098	$1,218,341
Acquired	122,586	—	—	122,586
Foreign currency translation	11,975	14,307	676	26,958
Net purchase adjustments	5,072	—	592	5,664

Balance December 31, 2003	$803,573	$193,610	$376,366	$1,373,549

The detail of acquired intangible assets consisted of the following:

	2003			2002
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Patents	$16,647	$(1,096)	$15,551	$7,318	$(270)	$7,048
Non-compete agreements	6,199	(3,111)	3,088	3,899	(2,567)	1,332
Proprietary technology	12,900	—	12,900	—	—	—
Customer relationships	25,250	(116)	25,134	—	—	—
Other	3,573	(1,167)	2,406	3,953	(898)	3,055

Total finite-life intangible assets	$64,569	$(5,490)	$59,079	$15,170	$(3,735)	$11,435

Indefinite-life intangible assets
Trademarks	$49,039	$—	$49,039	$7,759	$—	$7,759

Total intangibles, net			$108,118			$19,194

Amortization expense in 2003 was $1.8 million. The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2004	2005	2006	2007	2008

Estimated amortization expense	$5,554	$5,263	$4,833	$4,618	$4,042

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

6.    Supplemental Balance Sheet Information

In thousands	2003	2002

Inventories
Raw materials and supplies	$73,187	$83,670
Work-in-process	34,251	39,840
Finished goods	178,139	169,692

Total inventories	$285,577	$293,202

Property, plant and equipment
Land and land improvements	$18,300	$16,973
Buildings and leasehold improvements	196,829	161,515
Machinery and equipment	589,218	567,999
Construction in progress	19,674	37,178

Total property, plant and equipment	824,021	783,665
Less accumulated depreciation and amortization	480,471	432,349

Property, plant and equipment, net	$343,550	$351,316

Other assets
Equity method investments	$28,967	$25,369
Cost method investments	28,400	28,400
Other	68,642	61,022

Total other assets	$126,009	$114,791

Certain inventories are valued at LIFO. If all inventories were valued at FIFO as of the end of 2003 and 2002, inventories would have been $287.2 million and $296.7 million, respectively.

Equity method investments

We have invested approximately $30.5 million to acquire a 49 percent interest in the joint venture operations of a long time Asian supplier for bench top power tools, of which $5.6 million was paid in 2003, $4.5 million was paid in 2002 and $20.4 million was paid in 2001. In February 2004, we signed a letter of intent to purchase the remaining 51 percent ownership interest in this supplier. Our portion of the losses for these joint ventures is included in cost of goods sold; however, it is not material.

Cost method investments

As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization—LN Holdings Corporation. The preferred stock is recorded at $18.4 million, which represents the estimated fair value of that investment at the time of sale.

In July 2002, we invested an additional $5.0 million for a total investment of $10.0 million in the preferred stock of a privately held developer and manufacturer of laser leveling and measuring devices.

7.    Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2003	2002	2001

Interest payments	$40,251	$41,935	$69,411
Income tax payments	46,598	20,412	3,224

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Supplemental disclosure of non-cash investing and financing activities

As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. The preferred stock is recorded at $18.4 million, which represents the estimated fair value of that investment at the time of sale.

8.    Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) consist of the following:

In thousands	2003	2002	2001

Minimum pension liability adjustments, net of tax	$(11,395)	$(32,259)	$(3,058)
Foreign currency translation adjustments	19,092	(8,128)	(33,787)
Market value of derivative financial instruments	(1,865)	242	7,927

Accumulated other comprehensive income (loss)	$5,832	$(40,145)	$(28,918)

In 2003, the minimum pension liability adjustment decreased by $20.9 million largely due to improved pension asset performance. In 2002, the decrease in the discount rate and poor pension plan asset performance caused the $29.2 million increase in the minimum pension liability adjustment. The net foreign currency translation gain in 2003 and 2002 of $27.2 million and $25.2 million, respectively, was primarily the result of the continued weakening of the U.S. dollar against the Euro and Canadian dollar currencies. Changes in the market value of derivative financial instruments was impacted primarily by the maturities of derivatives and changing interest rates. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

9.    Debt

Long-term debt and the average interest rate on debt outstanding as of December 31 is summarized as follows:

In thousands	Average interest rate December 31, 2003	Maturity (Year)	2003	2002

Commercial paper, maturing within 30 days	1.95%		$64,806	$—
Revolving credit facilities	2.22%	2004 - 2006	184,200	330,400
Private placement — fixed rate	5.83%	2004 - 2013	183,910	132,628
Private placement — floating rate	2.26%	2013	100,000	—
Senior notes	7.85%	2009	250,000	250,000
Other	1.83%	2004 - 2009	17,859	12,345

Total contractual debt obligations			800,775	725,373
Interest rate swap monetization deferred income			6,705	7,872
Fair value of interest rate swap			(987)	1,154

Total long-term debt, including current portion per balance sheet			806,493	734,399
Less current maturities			(73,631)	(60,488)

Long-term debt			$732,862	$673,911

On July 25, 2003, we completed new financing arrangements totaling $700 million, comprised of a $200 million private placement of senior notes with 10-year maturities (of which $150 million was funded during the third quarter and $50 million was funded during the fourth quarter of 2003) and a new committed $500 million

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

revolving credit facility (the “Credit Facility”) which matures in three years. The $500 million Credit Facility replaced two existing revolving credit facilities totaling $652 million of credit availability. Interest rates and fees on the Credit Facility vary based on our credit ratings. The $200 million private placement included $100 million of variable rate senior notes with an interest rate equal to the three-month LIBOR rate plus 1.15 percent and $100 million of fixed rate senior notes with an average interest rate of 4.98 percent. We used the $200 million proceeds received in the second half of 2003 from the private placement to pay down debt under the Credit Facility.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. The Credit Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2003, we have $64.8 million of commercial paper outstanding that matures within 30 days. All of the commercial paper is classified as long-term as we intend and have the ability to refinance such obligations on a long-term basis.

Credit available under our Credit Facility, as limited by our most restrictive financial covenant, was approximately $228 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of December 31, 2003.

In addition to the Credit Facility, we have $55 million of uncommitted credit facilities, under which we had $10 million outstanding as of December 31, 2003.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating
Standard & Poor’s	BBB
Moody’s	Baa3

As a result of our announcement of an agreement to acquire WICOR (see Note 18), Moody’s Investor Services has confirmed the our long-term bank rating of Baa3 and changed our outlook to negative from stable. At the same time, Standard and Poor’s Rating Services has place our BBB corporate credit and other ratings on CreditWatch with negative implications. The change in rating outlook to negative from stable reflects the increased financial and integration risks associated with the planned acquisition of WICOR. In addition, the timing and nature of any outcome resulting from the exploration of strategic alternatives for the Tools segment remains uncertain and subject to execution risk. In a related action, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on our senior notes under our $225 million shelf registration under review for possible downgrade, due to structural subordination thereof. Existing lenders under our Credit Facility and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders do not benefit from such guarantees. We are pursuing putting in place a similar guarantee for the benefit of the $250 million senior note holders to avoid the downgrade due to the structural subordination.

We expect to fund the WICOR acquisition through our currently available and newly committed lines of credit. We have obtained a commitment, subject to customary conditions, in the aggregate amount of $850 million (the “Bridge Facility”) for the payment of the purchase price. The Bridge Facility is available for a period up to the earlier of (i) September 1, 2004, (ii) the closing of the acquisition without the use of the Bridge Facility or (iii) the sale of the Pentair Tools Group.

The term loan to be made under the Bridge Facility (the “Loan”), pursuant to a formal loan agreement to be negotiated, is contemplated to be available in a single disbursement upon closing of the WICOR acquisition and

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

is for the purpose of payment of the purchase price and related fees and expenses. The closing of the Loan must occur before September 1, 2004. Any balance due under the Loan is repayable in full, with accrued interest, no later than December 31, 2004. We will need to fund the repayment of the Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through equity issuance.

We are seeking to obtain an amendment to the Credit Facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period of the Bridge Facility, which we believe will be granted by the banks participating in our Credit Facility. In addition, during the period the Bridge Facility is outstanding, additional limitations will be placed on share repurchases, dividends, acquisitions and sales of assets.

In 2004, interest expense will be primarily driven by the timing of the closing of the WICOR acquisition and any strategic alternative we pursue for our Tools segment.

Long-term debt outstanding at December 31, 2003 matures as follows (excluding anticipated effects of the new facility or term loan):

In thousands	2004	2005	2006	2007	2008	Thereafter	Total

Contractual debt obligation maturities	$72,465	$396	$240,092	$37,822	$—	$450,000	$800,775
Other maturities	1,166	1,166	1,166	1,166	1,166	(112)	5,718

Total maturities	$73,631	$1,562	$241,258	$38,988	$1,166	$449,888	$806,493

10.    Derivative and Financial Instruments

Cash-flow hedges

We have entered into interest rate swap agreements with a major financial institution to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. As of the end of 2003, we had variable to fixed rate swap agreements outstanding with an aggregate notional amount of $40 million that expire in various amounts through June 2005. The swap agreements have a fixed interest rate of 6.31 percent. The fair value of this swap was a liability of $1.9 million at December 31, 2003.

The variable to fixed interest rate are designated as and are effective as cash-flow hedges. The fair values of these swaps are recorded on the balance sheet, with changes in fair values included in other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $1.4 million of net derivative losses will be reclassified into earnings in 2004. No hedging relationships were de-designated during 2003.

Fair value hedge

In March 2002, we entered into an interest rate swap agreement to effectively convert interest rate expense on $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 2.49 percent. This swap agreement was designated and accounted for as a fair value hedge. In September 2002, we terminated this swap agreement and received $8.2 million. This amount, net of accumulated amortization, is recorded as a premium to the carrying amount of the notes in the consolidated balance sheets and is being amortized as a reduction of interest expense over the remaining term of the Senior notes. The $8.2 million was illustrated in the 2002 consolidated statement of cash flows as an increase in other assets and liabilities.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Concurrent with the termination of the interest rate swap, we entered into a new interest rate swap agreement to effectively convert $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 3.69 percent. The fair value of the swap was a liability of $1.0 million at December 31, 2003. This swap agreement has been designated and accounted for as a fair value hedge. Since this swap qualifies for the short-cut method under SFAS No. 133, changes in the fair value of the swap (included in other long-term liabilities in the consolidated balance sheets) are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Fair value of financial instruments

The recorded amounts and estimated fair values of financial instruments, including derivative financial instruments, were as follows:

	2003		2002
In thousands	Recorded amount	Fair value	Recorded amount	Fair value

Long-term debt, including current portion
Variable rate	$359,006	$359,006	$330,400	$330,400
Fixed rate	441,769	483,233	394,973	441,464

Total	$800,775	$842,239	$725,373	$771,864

Derivative financial instruments
Variable to fixed interest rate swap liability	$(1,865)	$(1,865)	$(3,809)	$(3,809)
Fixed to variable interest rate swap asset	(987)	(987)	1,154	1,154
Forward exchange agreements	—	—	4,051	4,051

Market value of derivative financial instruments	$(2,852)	$(2,852)	$1,396	$1,396

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms;

•	interest rate swap agreements — fair value is based on market or dealer quotes; and

•	forward exchange agreements — fair value is not material due to the short term nature of these agreements

11.    Income Taxes

Income from continuing operations before income taxes consisted of the following:

In thousands	2003	2002	2001

United States	$184,981	$180,371	$103,446
International	33,637	12,076	(10,158)

Income from continuing operations before taxes	$218,618	$192,447	$93,288

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The provision for income taxes from continuing operations consisted of the following:

In thousands	2003	2002	2001

Currently payable
Federal	$31,537	$33,841	$19,790
State	5,049	5,679	3,131
International	2,594	(3,571)	6,849

Total current taxes	39,180	35,949	29,770

Deferred
Federal	24,163	18,246	13,573
International	10,987	8,350	(7,571)

Total deferred taxes	35,150	26,596	6,002

Total provision for income taxes	$74,330	$62,545	$35,772

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2003	2002	2001

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.3	2.9	3.7
Tax effect of international operations	(1.4)	(2.8)	(7.6)
Non-deductible goodwill	—	—	9.4
ESOP dividend benefit	(0.3)	(0.4)	(0.9)
Non-deductible restructuring charge items	—	—	3.3
Tax credits	(1.4)	(1.6)	(3.4)
All other, net	(0.2)	(0.6)	(1.2)

Effective tax rate on continuing operations	34.0	32.5	38.3

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2003 Deferred tax		2002 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$6,654	$—	$9,448	$—
Inventory reserves	6,314	—	7,070	—
Accelerated depreciation/amortization	—	30,274	—	26,988
Accrued product claims and warranties	30,107	—	29,288	—
Employee benefit accruals	47,141	—	62,329	—
Goodwill	—	70,199	—	61,546
Other, net	—	17,286	3,905	—

Total deferred taxes	$90,216	$117,759	$112,040	$88,534

Net deferred tax (liability) asset	$(27,543)		$23,506

The determination of annual income tax expense takes into consideration amounts, which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 1997 with no material adjustments and is currently auditing 1998 to 2001. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

At December 31, 2003, approximately $11.0 million non-U.S. tax losses were available for carryforward. Valuation allowances in the amount of $1.5 million have been set up on these tax losses. No valuation allowance existed at December 31, 2002. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses.

We made net cash payments for income taxes in fiscal 2003, 2002, and 2001 of $46.6 million, $20.4 million, and $3.2 million, respectively.

12.    Benefit Plans

Pension and post-retirement benefits

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we also provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. We use a December 31 measurement date.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Obligations and Funded Status

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation beginning of year	$389,431	$328,859	$37,760	$34,829
Service cost	15,262	13,165	558	521
Interest cost	23,890	22,980	2,273	2,425
Plan amendments	—	409	—	—
Liability transfer	(588)	—	—	—
Actuarial (gain) loss	2,878	39,346	(1,097)	2,700
Translation loss	7,663	4,914	—	—
Benefits paid	(18,920)	(20,242)	(2,591)	(2,715)

Benefit obligation end of year	$419,616	$389,431	$36,903	$37,760

Change in plan assets
Fair value of plan assets beginning of year	$239,104	$268,438	$—	$—
Actual return on plan assets	55,477	(28,603)	—	—
Company contributions	19,113	18,898	2,591	2,715
Translation loss	625	613	—	—
Benefits paid	(18,920)	(20,242)	(2,591)	(2,715)

Fair value of plan assets end of year	$295,399	$239,104	$—	$—

Funded status
Plan assets less than benefit obligation	$(124,217)	$(150,327)	$(36,903)	$(37,760)
Unrecognized cost:
Net transition obligation	139	143	—	—
Net actuarial (gain) loss	75,668	103,245	(3,680)	(2,582)
Prior service cost (benefit)	2,014	2,663	(1,551)	(2,473)

Net amount recognized	$(46,396)	$(44,276)	$(42,134)	$(42,815)

Of the $124.2 million underfunding at December 31, 2003, $78.6 million relates to foreign pension plans and our supplemental executive retirement plan which are not commonly funded.

Amounts recognized in the consolidated balance sheets of:

	Pension benefits		Post-retirement
In thousands	2003	2002	2003	2002

Prepaid benefit cost	$17,334	$10,124	$—	$—
Accrued benefit liability	(83,776)	(109,946)	(42,134)	(42,815)
Intangible asset	1,365	2,662	—	—
Accumulated other comprehensive income — pre-tax	18,681	52,884	—	—

Net amount recognized	$(46,396)	$(44,276)	$(42,134)	$(42,815)

The accumulated benefit obligation for all defined benefit plans was $363,374 and $339,053 at December 31, 2003, and 2002, respectively.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2003	2002

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$41,545	$237,699
Accumulated benefit obligation	118,699	337,820
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$288,855	$237,699
Projected benefit obligation	414,123	388,198

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2003	2002	2001	2003	2002	2001

Service cost	$15,262	$13,165	$13,467	$558	$521	$494
Interest cost	23,890	22,980	23,802	2,273	2,425	2,596
Expected return on plan assets	(24,748)	(24,342)	(26,897)	—	—	—
Amortization of transition (asset) obligation	20	18	25	—	—	—
Amortization of prior year service cost (benefit)	650	659	867	(922)	(869)	(906)
Recognized net actuarial (gain) loss	672	156	(1,196)	—	(129)	(374)
Special termination benefits	—	—	482	—	—	—

Net periodic benefit cost	$15,746	$12,636	$10,550	$1,909	$1,948	$1,810

Continuing operations	$15,746	$12,636	$10,162	$1,909	$1,948	$1,606
Discontinued operations	—	—	388	—	—	204

Net periodic benefit cost	$15,746	$12,636	$10,550	$1,909	$1,948	$1,810

Additional Information

	Pension benefits
In thousands	2003	2002

Decrease (increase) in minimum liability included in other comprehensive income, net of tax	$20,864	$(29,201)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2003	2002	2001	2003	2002	2001

Discount rate	6.25	6.25	7.25	6.25	6.25	7.25
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2003	2002	2001	2003	2002	2001

Discount rate	6.25	7.25	7.75	6.25	7.25	7.75
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. As a relatively young company, with a longer duration of liabilities than older companies with more mature workforces, this produced a discount rate of 6.25 percent. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2004.

Expected rate of return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten year compounded return of 9.5 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer term market indices. In 2003, the pension plan assets yielded a positive return of 24.8 percent, compared to negative returns of 10.5 percent and 4.1 percent in 2002 and 2001, respectively. Our expected rate of return in 2003 equaled 8.5 percent, which remained unchanged from 2002 and 2001. In 2003, the significant difference between our expected return on plan assets of $24.7 million compared to our actual return on plan assets of $55.5 million was primarily due to the economic recovery and the resurgence of the financial markets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2004.

We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Pension-related adjustments to equity

In 2002, our discount rate was lowered from 7.25 percent to 6.25 percent and we realized a negative 10.5 percent return on plan assets which caused the accumulated benefit obligation to exceed the fair market value of plan assets as of December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset, was the primary cause of a $29.2 million net-of-tax charge to shareholders’ equity for 2002. The recovery of the financial markets in 2003 and positive return on plan assets of 24.8 percent eliminated $20.9 million of the charge to shareholders’ equity. The charge did not impact earnings.

Net periodic benefit cost

Total net periodic pension benefits cost was $15.7 million in 2003, $12.6 million in 2002, and $10.6 million in 2001. Total net periodic pension benefits cost is expected to be approximately $17.0 million in 2004. The increasing trend in net periodic pension cost from 2001 forward is largely driven by increasing service and interest costs, the downturn in the financial markets in 2002 and 2001, and the decrease in the discount rate in 2002. The net periodic pension benefit cost for 2004 has been estimated assuming a discount rate of 6.25 percent and an expected return on plan assets of 8.5 percent.

Unrecognized pension losses

As of the December 31, 2003 measurement date, our pension plans have $75.7 million of cumulative unrecognized losses of which approximately $20 million relates to the use of the market related value method and is not immediately subject to amortization. The remaining unrecognized loss, to the extent it exceeds 10% of the projected benefit obligation, will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximately 12 years). The amount included a pension expense for loss amortization in 2003 was $0.5 million.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The assumed health care cost trend rates at December 31 are as follows:

	2003	2002

Health care cost trend rate assumed for next year	9.14%	9.14%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2024	2023

The assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease

Effect on total of service and interest cost	48	42
Effect on postretirement benefit obligation	714	617

Plan Assets

Objective

The primary objective of our pension plans is to meet commitments to our employees at a reasonable cost to the company. This is primarily accomplished through growth of capital and safety of the funds invested. The plans will therefore be actively invested to achieve real growth of capital over inflation through appreciation of securities held and through the accumulation and reinvestment of dividend and interest income.

Asset allocation

Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

		Investment Policy
Asset Class	Actual (1)	Target	Minimum	Maximum

Large Capitalization U.S. Stocks	21%	25%	20%	30%
Small/Mid Capitalization, U.S. Stocks	22%	20%	15%	25%
Pentair Stock	8%	5%	3%	7%
International (Non-U.S.) Stocks	12%	15%	10%	20%
Private Equity	1%	5%	0%	10%
Fixed Income (Bonds)	17%	20%	15%	25%
Other Investments	12%	10%	5%	15%
Cash	7%	0%	0%	0%

(1)	Actual asset allocation as of December 31, 2003.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. Our cash balance is higher than normal due to a $15.1 million contribution made to our domestic defined benefit plans as of December 31, 2003. From time to time, we may be outside our targeted ranges by amounts we deem acceptable.

Equity securities include Pentair common stock in the amount of $21.6 million (8 percent of total plan assets) and $16.3 million (7 percent of total plan assets) at December 31, 2003, and 2002, respectively.

Cash Flows

Contributions

Pension contributions in 2003 total $19.1 million, including $15.1 million of contributions to domestic defined benefit pension plans. In 2002, pension contributions totaled $18.9 million, including $15.3 million of

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

contributions to domestic defined benefit plans. The contributions in 2003 and 2002 exceeded the minimum funding requirement. Our 2004 pension contributions are expected to be in the range of $10 million to $15 million.

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

Our combined expense for the 401(k) and ESOP were approximately $9.8 million, $9.0 million, and $9.8 million in 2003, 2002, and 2001, respectively.

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

Share repurchases

In 2003, the Board of Directors authorized the development of a program and process to annually purchase up to 500,000 shares of our common stock in open market or negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. In 2003, we repurchased 40,000 shares of our common stock. In 2002 and 2001, respectively, we repurchased no shares and 50,000 shares of our common stock under similar plans.

14.    Stock Plans

Omnibus stock incentive plan

In April 2003, the Omnibus Stock Incentive Plan as Amended and Restated (the Plan) was approved. The Plan authorizes the issuance of additional shares of our common stock and extends through February 2006. The Plan allows for the granting of:

• nonqualified stock options;	• incentive compensation units (ICUs);
• incentive stock options;	• stock appreciation rights;
• restricted stock;	• performance shares; and
• rights to restricted stock;	• performance units.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

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

Restricted stock, rights to restricted stock and ICUs

Under the Plan, eligible employees are awarded restricted shares or rights to restricted shares (awards) of our common stock and ICUs. Restrictions on awards and ICUs generally expire from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the date of the grant as unearned compensation. Unearned compensation is shown as a reduction of shareholders’ equity in our consolidated financial statements and is being amortized to expense over the restriction period. The value of ICUs is based on a matrix, which takes into account growth in operating income and return on invested capital. Annual expense for the value of restricted stock and ICUs was $4.6 million in 2003, $7.9 million in 2002, and $5.8 million in 2001.

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

Stock options

The following table summarizes stock option activity under all plans:

	2003		2002		2001
Options Outstanding	Shares	Exercise price (1)	Shares	Exercise price (1)	Shares	Exercise price (1)

Balance January 1	2,743,238	$33.39	2,262,488	$31.65	1,826,356	$35.07
Granted	876,940	35.68	766,324	37.42	840,025	23.36
Exercised	(328,339)	30.91	(141,573)	31.11	(302,661)	30.38
Canceled	(147,359)	35.42	(144,001)	29.82	(101,232)	28.35

Balance December 31	3,144,480	$34.19	2,743,238	$33.39	2,262,488	$31.65

Options exercisable December 31	1,721,202	$33.98	1,487,552	$33.94	1,231,183	$34.60

Shares available for grant December 31	1,537,302		2,400,645		2,819,434

(1)	Weighted average

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The following table summarizes information concerning stock options outstanding as of the end of 2003 under all plans:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Remaining life (1) (in years)	Exercise price (1)	Shares	Exercise price (1)

$ 20.01 – $ 25.00	574,290	5.9	$22.75	384,281	$22.75
25.01 – 30.00	8,985	2.5	28.92	8,876	28.92
30.01 – 35.00	932,162	7.3	34.85	273,374	34.77
35.01 – 40.00	1,474,878	6.2	37.38	978,168	37.49
40.01 – 45.00	112,649	8.2	41.37	42,987	41.75
45.01 – 50.00	41,516	5.7	45.86	33,516	45.56

	3,144,480	6.5	$34.19	1,721,202	$33.98

(1)	Weighted average

15.    Business Segments

We classify our continuing operations into the following business segments:

•	Water — manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Enclosures — designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components. Markets served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Tools — designs, manufactures and markets power tool products positioned at the mid to upper-end of the market and targets non-professional DIY, upscale hobbyists, and professional end users. Tools segment products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations and intercompany eliminations.

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the operating income of the segment and use a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Financial information by reportable business segment is included in the following summary:

In thousands	2003	2002	2001	2003	2002	2001

	Net sales to external customers			Operating income (loss)
Water	$1,060,303	$932,420	$882,615	$143,962	$126,559	$109,792
Enclosures	582,684	556,032	689,820	51,094	29,942	1,857
Tools	1,081,378	1,092,331	1,001,645	81,774	97,598	63,232
Other	—	—	—	(17,276)	(18,107)	(17,120)

Consolidated	$2,724,365	$2,580,783	$2,574,080	$259,554	$235,992	$157,761

	Identifiable assets (1)			Depreciation
Water	$1,321,128	$1,056,335	$930,759	$20,517	$19,478	$19,472
Enclosures	462,837	467,862	481,311	19,721	19,026	23,008
Tools	851,338	870,883	794,908	20,320	20,256	20,033
Other (1)	145,374	119,370	165,220	571	73	161

Consolidated	$2,780,677	$2,514,450	$2,372,198	$61,129	$58,833	$62,674

	Amortization			Capital expenditures (2)
Water	$1,543	$650	$18,560	$17,831	$15,037	$16,705
Enclosures	—	—	8,273	7,014	9,153	22,311
Tools	440	149	9,274	14,618	32,350	14,290
Other	2,531	5,070	5,568	4,159	156	362

Consolidated	$4,514	$5,869	$41,675	$43,622	$56,696	$53,668

(1)	All cash and cash equivalents are included in Other.
(2)	Tools segment capital expenditures in 2002 includes $23.0 million for the acquisition of a previously leased facility.

Operating income

Enclosures segment operating income includes:

•	restructuring charge expense of $39.4 million in 2001.

Other segment operating loss includes:

•	restructuring charge expense of $1.7 million in 2001.

The following table presents certain geographic information:

In thousands	2003	2002	2001	2003	2002	2001

	Net sales to external customers			Long-lived assets
United States	$2,319,301	$2,242,250	$2,200,156	$274,936	$291,308	$270,498
Germany	130,914	103,318	121,455	42,442	36,960	32,523
Canada	77,519	67,539	63,011	1,101	902	719
France	60,287	46,110	51,586	1,842	1,763	5,271
China	18,926	15,642	829	4,889	2,227	1,499
Japan	11,600	11,079	13,216	4,474	4,206	4,039
India	7,201	3,960	2,747	5,530	4,114	3,992
All other	98,617	90,885	121,080	8,336	9,836	10,959

Consolidated	$2,724,365	$2,580,783	$2,574,080	$343,550	$351,316	$329,500

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant, and equipment, net of related depreciation.

We sell our products through various distribution channels including home centers and retail chains. In our Water segment, two customers accounted for about 17 percent of segment sales in 2003 and 2002 and 18 percent of segment sales in 2001. In our Enclosure segment, no single customer accounted for more than 10 percent of segment sales in 2003, 2002, or 2001. Three customers accounted for about 56 percent of our Tools segment net sales in 2003 and 62 percent and 58 percent, respectively, in 2002 and 2001. In 2003, sales to The Home Depot, a major customer of our Tools segment, accounted for approximately 14 percent of total consolidated net sales. Sales to The Home Depot accounted for approximately 13 percent of total consolidated net sales in 2002 and 2001. If these customers were lost, it would have a material adverse effect on our business.

16.    Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases follows:

In thousands	2003	2002	2001

Gross rental expense	$33,788	$35,162	$32,343
Sublease rental income	(698)	(1,456)	(239)

Net rental expense	$33,090	$33,706	$32,104

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment, is as follows:

In thousands	2004	2005	2006	2007	2008	Thereafter	Total

Minimum lease payments	$26,665	$22,066	$16,679	$10,956	$8,637	$19,400	$104,403
Minimum sublease rentals	(688)	(704)	(704)	(723)	(723)	(663)	(4,205)

Net future minimum lease commitments	$25,977	$21,362	$15,975	$10,233	$7,914	$18,737	$100,198

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, and the disposition of Lincoln Industrial in 2001, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We have recently settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues concerning a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999 that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2003, our reserve for such environmental liabilities was approximately $11.2 million, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

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

Warranties and guarantees

From time to time in connection with the disposition of businesses or product lines, Pentair may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts, and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction. Pentair currently has outstanding indemnification obligations for environmental matters relating to certain sold businesses that have four- to five-year indemnification periods, and one that lasts indefinitely. Other currently outstanding indemnity obligations have a one-year duration. The maximum potential payment for these obligations is unlimited.

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

The changes in the carrying amount of service and product warranties for the year ended December 31, 2003 and 2002 are as follows:

In thousands	2003	2002

Balance at beginning of the year	$26,855	$27,590
Service and product warranty provision	43,191	38,481
Payments	(44,379)	(39,886)
Acquired	733	161
Translation	748	509

Balance at end of the year	$27,148	$26,855

Stand-by letters of credit

In the ordinary course of business, predominantly in our pump business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

with the value of our projects in process and in our backlog. In, addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2003 and 2002, the outstanding value of these instruments totaled $35.0 million and $19.8 million, respectively.

17.    Selected Quarterly Financial Data (Unaudited)

	2003
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$637,516	$718,989	$685,014	$682,846	$2,724,365
Gross profit	155,291	183,488	167,007	173,252	679,038
Operating income	52,188	76,332	67,745	63,289	259,554
Income from continuing operations	27,849	43,887	38,375	34,177	144,288
Loss from discontinued operations, net of tax	—	—	—	(2,936)	(2,936)
Net income	27,849	43,887	38,375	31,241	141,352

Earnings per common share (1)
Basic
Continuing operations	$0.56	$0.89	$0.78	$0.70	$2.95
Discontinued operations	—	—	—	(0.06)	(0.06)

Basic earnings per common share	$0.56	$0.89	$0.78	$0.64	$2.89

Diluted
Continuing operations	$0.56	$0.88	$0.77	$0.69	$2.90
Discontinued operations	—	—	—	(0.06)	(0.06)

Diluted earnings per common share	$0.56	$0.88	$0.77	$0.63	$2.84

	2002
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$603,063	$708,116	$629,301	$640,303	$2,580,783
Gross profit	137,011	175,980	148,969	153,747	615,707
Operating income	45,727	74,592	61,822	53,851	235,992
Income from continuing operations	21,438	42,976	37,403	28,085	129,902
Loss from discontinued operations, net of tax	—	—	—	—	—
Net income	21,438	42,976	37,403	28,085	129,902

Earnings per common share (1)
Basic
Continuing operations	$0.44	$0.87	$0.76	$0.57	$2.64
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.44	$0.87	$0.76	$0.57	$2.64

Diluted
Continuing operations	$0.43	$0.86	$0.75	$0.57	$2.61
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.43	$0.86	$0.75	$0.57	$2.61

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

18.    Subsequent Events

On February 3, 2004, we entered into an agreement to acquire WICOR Inc. (“WICOR”), a unit of Wisconsin Energy Corporation, Milwaukee, Wisconsin. WICOR, which manufactures water system, filtration and pool equipment products under the Sta-Rite, SHURflo and Hypro brands, generated sales of approximately $746 million in 2003. The $850 million cash transaction, which we plan to complete in the second or third quarter of 2004, is subject to satisfaction of customary conditions and regulatory approvals. As part of the transaction, we will assume approximately $24 million of WICOR debt.

We expect to fund the WICOR acquisition through our currently available and newly committed lines of credit. We have obtained a commitment, subject to customary conditions, in the aggregate amount of $850 million (the “Bridge Facility”) for the payment of the purchase price. The Bridge Facility is available for a period up to the earlier of (i) September 1, 2004, (ii) the closing of the acquisition without the use of the Bridge Facility or (iii) the sale of the Pentair Tools Group.

The term loan to be made under the Bridge Facility (the “Loan”), pursuant to a formal loan agreement to be negotiated, is contemplated to be available in a single disbursement upon closing of the WICOR acquisition and is for the purpose of payment of the purchase price and related fees and expenses. The closing of the Loan must occur before September 1, 2004. Any balance due under the Loan is repayable in full, with accrued interest, no later than December 31, 2004. We will need to fund the repayment of the Bridge Facility by December 31, 2004 through a disposition of our Tools Group through equity issuance.

We also announced that we have engaged Goldman Sachs to explore strategic alternatives for our Tools segment, comprising the Porter-Cable, Delta, DeVilbiss Air Power Company, Oldham Saw and Flex businesses with $1,081.4 million in net sales in 2003.

We are seeking to obtain an amendment to the Credit Facility for our most restrictive financial covenant to increase our required ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) as a result of the Bridge Facility, which we believe will be granted by the banks participating in our Credit Facility. In addition, during the period the Bridge Facility is outstanding, additional limitations will be placed on share repurchases, dividends, acquisitions and sales of assets.

In February 2004, we signed a letter of intent to purchase the remaining 51 percent ownership interest in the joint venture operations of a long time Asian supplier for bench top power tools.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2003, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2003 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Control over Financial Reporting

There was no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS	AND OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in our Proxy Statement for our 2004 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers in accordance with SEC rules. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/corp.html. Pentair’s Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Secretary. We intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding amendments to, or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/corp.html.

Our Board of Directors has also adopted Corporate Governance Principles and written charters for our Audit and Finance Committee, Compensation Committee, Governance Committee and International Committee. We have posted copies of those documents on our website at www.pentair.com/corp.html. Copies of these documents are also available in print to any shareholder who requests them in writing from our Secretary.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2004 annual meeting of shareholders under the captions “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in our Proxy Statement for our 2004 annual meeting of shareholders under the captions “Security Ownership of Management and Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No matters require disclosure here.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2004 annual meeting of shareholders under the captions “Independent Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		List of documents filed as part of this report:

	(1)	Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

	(3)	Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 79.

(b)		Reports on Form 8-K

Pentair filed a Form 8-K dated October 16, 2003 reporting under Item 9 and Item 12 the earnings results for the third quarter and first nine months of 2003.

Pentair filed a Form 8-K dated November 24, 2003 reporting under Item 5 the appointment of David A. Jones and Glynis Bryan to the Board of Directors of the Company and the resignation of William H. Hernandez from the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 4, 2004.

PENTAIR, INC.

By /s/	David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 4, 2004

Signature		Title

/s/	Randall J. Hogan	Chairman and Chief Executive Officer

Randall J. Hogan

/s/	David D. Harrison	Executive Vice President and Chief Financial Officer

David D. Harrison

	*	Director

Glynis A. Bryan

	*	Director

Barbara B. Grogan

	*	Director

Charles A. Haggerty

	*	Director

David A. Jones

	*	Director

Stuart Maitland

	*	Director

Augusto Meozzi

	*	Director

William T. Monahan

	*	Director

Karen E. Welke

*By /s/	Louis L. Ainsworth

Louis L. Ainsworth
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc. and subsidiaries

In thousands	Balance beginning of period	Additions charged to costs and expenses	Deductions — describe		Other changes add (deduct) describe		Balance end of period

Allowances for doubtful accounts
Year ended December 31, 2003	$16,676	$3,315	$6,236	(1)	$1,604	(2)	$15,359
Year ended December 31, 2002	$14,142	$6,209	$4,942	(1)	$1,267	(2)	$16,676
Year ended December 31, 2001	$18,636	$1,884	$6,601	(1)	$223	(2)	$14,142

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Result of acquisitions and foreign currency effects.

Exhibit Index

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc., and Wisconsin Energy Corporation dated February 3, 2004 (Incorporated by reference to Exhibit 99.2 contained in Pentair’s Current Report on Form 8-K dated February 3, 2004).

3.1	Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

3.2	Third Amended and Superceding By-Laws as amended effective through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

4.1	Rights Agreement as of July 21, 1995 between Norwest Bank N.A. and Pentair, Inc. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995).

4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).

10.1	Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.4	Pentair, Inc. Omnibus Stock Incentive Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 2 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*

10.5	Fourth Amended and Restated Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.6	Amendment effective August 23, 2000 to Pentair’s Fourth Amended and Restated Compensation Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.5 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.7	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.9	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.10	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.11	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*

10.12	Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.13	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Incorporated by reference to Exhibit 10.15 contained in Pentair’s annual Report on Form 10-K for the year ended December 31, 2003).*

10.14	Employee Stock Purchase and Bonus Plan as amended and restated effective January 1, 1992 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1991).*

10.15	Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).*

10.16	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.17	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, Charles M. Brown, Frederick S. Koury and others (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.18	Term Loan Agreement dated as of August 8, 2002, by and between Pentair and Credit Lyonnais New York Branch (Incorporated by reference to Exhibit 10.26 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 28, 2002).

10.19	Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).*

10.20	Facility Commitment Letter for $850 million Senior Term Loan Facility among Bank of America, N.A., Banc of America Securities LLC, U.S. Bank National Association and Pentair Inc. (Incorporated by reference to Exhibit 99.3 contained in Pentair’s Current Report on Form 8-K dated February 3, 2004).

10.21	Amended and Restated Credit Agreement dated as of July 25, 2003 among Pentair, Inc., various subsidiaries of Pentair, Inc., and various financial institutions listed therein, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).

21	List of Pentair subsidiaries.

23	Consent of Independent Auditors — Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.