Form 10-Q
period 2004-04-03
PENTAIR INC
filed 2004-05-10
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 3, 2004

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

On May 1, 2004, 50,148,871 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
In thousands, except per-share data	April 3 2004	March 29 2003

Net sales	$767,141	$637,516
Cost of goods sold	565,483	482,225

Gross profit	201,658	155,291
Selling, general and administrative	116,695	92,982
Research and development	11,927	10,121

Operating income	73,036	52,188
Net interest expense	11,174	9,993

Income before income taxes	61,862	42,195
Provision for income taxes	21,652	14,346

Net income	$40,210	$27,849

Earnings per common share
Basic	$0.82	$0.56
Diluted	$0.80	$0.56

Weighted average common shares outstanding
Basic	49,214	49,348
Diluted	50,265	49,617

Cash dividends declared per common share	$0.21	$0.19

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	April 3 2004	December 31 2003	March 29 2003

Assets
Current assets
Cash and cash equivalents	$63,247	$47,989	$44,604
Accounts and notes receivable, net	496,548	420,403	438,642
Inventories	309,728	285,577	309,969
Deferred tax assets	49,746	50,989	55,157
Prepaid expenses and other current assets	30,952	24,493	21,303

Total current assets	950,221	829,451	869,675

Property, plant and equipment, net	332,926	343,550	344,734

Other assets
Goodwill	1,373,575	1,373,549	1,233,918
Intangibles, net	107,003	108,118	19,042
Other	125,472	126,009	110,818

Total other assets	1,606,050	1,607,676	1,363,778

Total assets	$2,889,197	$2,780,677	$2,578,187

Liabilities and Shareholders’ Equity

Current liabilities
Current maturities of long-term debt	$4,884	$73,631	$58,038
Accounts payable	213,164	170,077	182,360
Employee compensation and benefits	74,177	84,587	66,190
Accrued product claims and warranties	39,480	37,148	38,195
Income taxes	28,989	13,198	23,757
Other current liabilities	116,126	118,810	104,721

Total current liabilities	476,820	497,451	473,261
Long-term debt	829,135	732,862	719,770
Pension and other retirement compensation	101,250	101,704	126,073
Post-retirement medical and other benefits	41,922	42,134	42,417
Deferred tax liabilities	78,580	78,532	32,741
Other noncurrent liabilities	61,541	66,516	57,943

Total liabilities	1,589,248	1,519,199	1,452,205

Commitments and contingencies

Shareholders’ equity

Common shares par value $0.16 2/3; 50,079,509, 49,502,542, and 49,351,359 shares issued and outstanding, respectively	8,347	8,250	8,229
Additional paid-in capital	508,958	492,619	488,391
Retained earnings	790,719	760,966	678,581
Unearned restricted stock compensation	(12,204)	(6,189)	(10,200)
Accumulated other comprehensive income (loss)	4,129	5,832	(39,019)

Total shareholders’ equity	1,299,949	1,261,478	1,125,982

Total liabilities and shareholders’ equity	$2,889,197	$2,780,677	$2,578,187

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In thousands	April 3 2004	March 29 2003

Operating activities
Net income	$40,210	$27,849
Depreciation	15,557	15,609
Other amortization	3,258	1,281
Deferred income taxes	1,606	1,056
Stock compensation	—	208
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(76,607)	(33,032)
Inventories	(25,742)	(13,436)
Prepaid expenses and other current assets	(18,298)	(2,009)
Accounts payable	43,408	9,747
Employee compensation and benefits	(11,086)	(18,066)
Accrued product claims and warranties	2,380	647
Income taxes	15,874	11,381
Other current liabilities	11,818	(6,284)
Pension and post-retirement benefits	98	580
Other assets and liabilities	780	2,186

Net cash provided by (used for) continuing operations	3,256	(2,283)
Net cash used for discontinued operations	(331)	(118)

Net cash provided by (used for) operating activities	2,925	(2,401)

Investing activities
Capital expenditures	(6,955)	(7,711)
Payments related to sale of businesses	—	(2,400)
Acquisitions, net of cash acquired	(2,296)	(14,579)
Equity investments	—	142

Net cash used for investing activities	(9,251)	(24,548)

Financing activities
Short-term repayments	—	(705)
Proceeds from long-term debt	85,816	204,558
Repayment of long-term debt	(62,485)	(160,642)
Proceeds from exercise of stock options	9,344	59
Dividends paid	(10,457)	(9,376)

Net cash provided by financing activities	22,218	33,894

Effect of exchange rate changes on cash and cash equivalents	(634)	(1,989)

Change in cash and cash equivalents	15,258	4,956
Cash and cash equivalents, beginning of period	47,989	39,648

Cash and cash equivalents, end of period	$63,247	$44,604

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2003 Annual Report on Form 10-K for the year ended December 31, 2003.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. Additionally, we report our interim quarterly periods on a 13-week basis ending on a Saturday. As a result, the first three months of 2004 had four additional business days when compared with the comparable 2003 period. The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter than the comparable 2003 quarter.

2.	New Accounting Standards

In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 15, 2004. See Note 10 for disclosures regarding our defined benefit pension plans and other post-retirement benefits.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE.

In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. The adoption of this standard in the first quarter of 2004 did not have a material effect on our consolidated financial position or results of operations.

On January 12, 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. As a sponsor of a post-retirement health care plan that provides a prescription drug benefit, we have made a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 under the guidance of FSB 106-1. We do not believe the FSP will have a material effect, if any, on our financial statements because we do not expect to receive significant subsidies under the Act.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. We adopted the initial portions of EITF 03-01 in December 2003. The adoption of the remaining portions is not expected to have a material impact on our results of operations or financial condition.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

3.	Stock Based Compensation

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

The following table illustrates the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model:

	Three months ended
In thousands, except per-share data	April 3 2004	March 29 2003

Net income — as reported	$40,210	$27,849
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(2,438)	(1,210)

Net income — pro forma	$37,772	$26,639

Earnings per common share — continuing operations
Basic — as reported	$0.82	$0.56
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.05)	(0.02)

Basic — pro forma	$0.77	$0.54

Diluted — as reported	$0.80	$0.56
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.05)	(0.02)

Diluted — pro forma	$0.75	$0.54

Weighted average common shares outstanding
Basic	49,214	49,348
Diluted	50,265	49,617

We estimated the fair values using the Black-Scholes option pricing model, modified for dividends using the following assumptions:

Percentages	April 3 2004		March 29 2003

Risk-free interest rate	2.70%		2.86%
Dividend yield	1.60%		2.10%
Expected stock price volatility	40.00%		40.00%
Expected lives	5.3	yrs.	5.0	yrs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	Three months ended
	April 3 2004	March 29 2003

Net income	$40,210	$27,849
Weighted average common shares outstanding — basic	49,214	49,348
Dilutive impact of stock options and restricted stock	1,051	269

Weighted average common shares outstanding — diluted	50,265	49,617

Earnings per common share - basic	$0.82	$0.56
Earnings per common share - diluted	$0.80	$0.56

Stock options excluded from the calculation of diluted earnings per share because the effect was anti-dilutive	6	1,150

5.	Acquisitions

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (Everpure) from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million. Everpure is a leading global provider of water filtration products and services for the commercial and consumer sectors. Everpure products include a wide array of filtration systems and cartridges for various applications. Preliminary valuation of identifiable intangible assets acquired as part of the acquisition were $91.1 million, including $49.3 million of definite-lived intangible assets with a weighted average amortization period of 16 years. Goodwill recorded as part of the initial purchase price allocation was $105.3 million, of which approximately $104.0 million is tax deductible. The initial purchase price allocation of Everpure was based on management’s preliminary estimates and is expected to be revised as better information becomes available in 2004.

During the year ended December 31, 2003, we also completed four product line acquisitions in our Water segment for total consideration of approximately $21.4 million in cash: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc. The allocation of the purchase price of these four product line acquisitions resulted in goodwill of $17.3 million, all of which is tax deductible. The purchase price allocation for Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and TwinPumps, Inc. has been completed with no material effect on previously recorded estimates. We continue to evaluate the initial purchase accounting allocations for K&M Plastics, Inc. and will adjust the allocations as additional information relative to the fair market values of the assets and liabilities of the businesses become known.

The following pro forma condensed consolidated financial results of operations for first quarters of 2004 and 2003 are presented as if the 2003 acquisitions had been completed at the beginning of each period presented.

	Three months ended
In thousands, except per-share data	April 3 2004	March 29 2003

Net sales	$767,141	$657,792
Net income	40,210	29,568

Earnings per common share
Basic	$0.82	$0.60
Diluted	$0.80	$0.60

Weighted average common shares outstanding
Basic	49,214	49,348
Diluted	50,265	49,617

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each quarter presented, or of future results of the consolidated entities.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

6.	Inventories

Inventories were comprised of:

In thousands	April 3 2004	December 31 2003	March 29 2003

Raw materials and supplies	$84,035	$73,187	$84,666
Work-in-process	34,125	34,251	44,418
Finished goods	191,568	178,139	180,885

Total inventories	$309,728	$285,577	$309,969

7.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended
In thousands	April 3 2004	March 29 2003

Net income	$40,210	$27,849
Changes in cumulative foreign currency translation adjustment	(2,099)	2,176
Changes in market value of derivative financial instruments classified as cash flow hedges	396	(1,050)

Comprehensive income	$38,507	$28,975

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended April 3, 2004 by segment is as follows:

In thousands	Water	Enclosures	Tools	Consolidated

Balance December 31, 2003	$803,573	$193,610	$376,366	$1,373,549
Foreign currency translation	(1,134)	528	(75)	(681)
Purchase accounting adjustments	707	—	—	707

Balance April 3, 2004	$803,146	$194,138	$376,291	$1,373,575

The purchase accounting adjustment in the Water segment is related to our fourth quarter 2003 acquisition of Everpure.

Intangible assets are comprised of:

	April 3, 2004			December 31, 2003
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Patents	$16,647	$(1,546)	$15,101	$16,647	$(1,096)	$15,551
Non-compete agreements	6,526	(3,417)	3,109	6,199	(3,111)	3,088
Proprietary technology	14,500	(455)	14,045	14,500	(200)	14,300
Customer relationships	26,350	(883)	25,467	26,350	(491)	25,859
Other	873	(631)	242	873	(592)	281

Total finite-life intangible assets	$64,896	$(6,932)	$57,964	$64,569	$(5,490)	$59,079

Indefinite-life intangible assets
Trademarks	$49,039	$—	$49,039	$49,039	$—	$49,039

Total intangibles, net			$107,003			$108,118

Amortization expense in the first quarter of 2004 was $1.4 million. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the remainder of 2004 and the next five years is as follows:

In thousands	2004	2005	2006	2007	2008

Estimated amortization expense	$4,262	$5,414	$4,984	$4,654	$4,027

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

9.	Debt

Long-term debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate April 3, 2004	Maturity (Year)	April 3 2004	December 31 2003	March 29 2003

Commercial paper, maturing within 45 days	1.80%		$153,884	$64,806	$—
Revolving credit facilities	2.17%	2004-2006	137,500	184,200	349,274
Private placement - fixed rate	5.78%	2004-2013	175,272	183,910	132,003
Private placement - floating rate	2.27%	2013	100,000	100,000	—
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	1.83%	2004-2009	8,998	17,859	37,362

Total contractual debt obligations			825,654	800,775	768,639
Interest rate swap monetization deferred income			6,414	6,705	7,580
Fair value adjustment of hedged debt			1,951	(987)	1,589

Total long-term debt, including current portion per balance sheet			834,019	806,493	777,808
Less current maturities			(4,884)	(73,631)	(58,038)

Long-term debt			$829,135	$732,862	$719,770

We have $520 million in committed revolving credit facilities (the Credit Facilities) with various banks consisting of a $500 million multi-currency facility that expires on July 25, 2006 and a $20 million facility which expires on August 8, 2004. Interest rates and fees on the Credit Facilities vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facilities. The Credit Facilities are used as back-up liquidity to support 100% of commercial paper outstanding. As of April 3, 2004, we have $153.9 million of commercial paper outstanding that matures within 45 days. All of the commercial paper and $59.1 million of other maturing debt is classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under our revolving credit facilities.

On March 16, 2004 we finalized an $850 million committed line of credit (the “Bridge Facility”). The Bridge Facility is available for a period up to the earlier of (i) September 1, 2004, (ii) the closing of the WICOR acquisition without the use of the Bridge Facility or (iii) the sale of the Pentair Tools Group.

The term loan to be made under the Bridge Facility (the “Loan”) is for the purpose of payment of the purchase price and related fees and expenses upon closing of the WICOR acquisition. The closing of the Loan must occur before September 1, 2004. Any balance due under the Loan is repayable in full, with accrued interest, no later than December 31, 2004. We will need to fund the repayment of the Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through a debt or equity issuance.

Credit available under our Credit Facilities, as limited by our most restrictive financial covenant, was approximately $257 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of April 3, 2004.

On March 16, 2004, we obtained an amendment to the $500 million multi-currency credit facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period debt under the Bridge Facility is outstanding. In addition, during the period debt under the Bridge Facility is outstanding, there are additional limitations on share repurchases, dividends, acquisitions and sales of assets.

In addition to the Credit Facilities, we have $55 million of uncommitted credit facilities, under which we had no borrowings as of April 3, 2004.

Long-term debt outstanding at April 3, 2004, matures on a calendar year basis by contractual debt maturity as follows (excluding anticipated effects of the new facility or term loan):

In thousands	2004	2005	2006	2007	2008	Thereafter	Total

Contractual debt obligation maturities	$63,990	$396	$273,446	$37,822	$—	$450,000	$825,654
Other maturities	875	1,166	1,166	1,166	1,166	2,826	8,365

Total maturities	$64,865	$1,562	$274,612	$38,988	$1,166	$452,826	$834,019

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

10.	Benefit Plans

Components of net periodic benefit cost for the first quarter of 2004 and 2003 are as follows:

	Pension benefits		Post-retirement
In thousands	2004	2003	2004	2003

Service cost	$3,891	$3,816	$132	$140
Interest cost	6,287	5,973	555	568
Expected return on plan assets	(6,462)	(6,187)	—	—
Amortization of transition obligation	32	5	—	—
Amortization of prior year service cost (benefit)	116	163	(145)	(231)
Recognized net actuarial loss	258	168	—	—

Net periodic benefit cost	$4,122	$3,937	$542	$477

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to make contributions in the range of $10 million to $15 million to our pension plans in 2004 and we believe the expected contribution range continues to be appropriate.

11.	Business Segments

Segment information is presented consistent with the basis described in the 2003 Annual Report on Form 10-K. Segment results for the three months ended April 3, 2004 and March 29, 2003 are shown below:

	Three months ended
In thousands	April 3 2004	March 29 2003

Net sales to external customers
Water	$313,981	$246,440
Enclosures	174,472	139,311
Tools	278,688	251,765

Consolidated	$767,141	$637,516

Intersegment sales
Water	$21	$—
Enclosures	332	142
Tools	—	—
Other	(353)	(142)

Consolidated	$—	$—

Operating income (loss)
Water	$41,547	$29,504
Enclosures	19,354	9,865
Tools	20,763	17,686
Other	(8,628)	(4,867)

Consolidated	$73,036	$52,188

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

12.	Warranty

The changes in the carrying amount of service and product warranties for the three months ended April 3, 2004 and March 29, 2003 are as follows:

In thousands	April 3 2004	March 29 2003

Balance at beginning of the period	$27,148	$26,855
Service and product warranty provision	13,308	10,488
Payments	(11,111)	(9,790)
Purchase accounting adjustment	186	550
Translation	(51)	92

Balance at end of the period	$29,480	$28,195

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited) - continued

13.	Subsequent Events

On April 5, 2004, we acquired all of the remaining stock of Pentair’s Tools Group Asian joint venture business from Pentair’s long-time Asian tool sourcing partner for $21.1 million in cash, $6.4 million of which is to be paid at the earlier of December 31, 2005 or 15 days following a sale of the Pentair Tools Group. The acquisition included cash acquired of $6.2 million and debt assumed of $9.6 million, of which $4.2 million is classified as short-term borrowings in current liabilities. Pentair acquired an initial 40 percent ownership stake in the joint venture in 2001 and subsequently increased its ownership to 49 percent in 2003. We believe our completion of the purchase enhances both our overall cost position and our ability to provide customers with quality, innovative products and improved service.

The initial allocation of purchase price for the Asian joint venture business acquisition was based on preliminary estimates and may be revised as better information becomes available in 2004.

The purchase price, including the initial 49 percent ownership stake, of the Asian joint venture business has been allocated based on management’s estimates as follows:

In thousands	Estimated Fair Value

Current assets	$41,654
Property, plant, and equipment	24,468
Goodwill	31,682
Other noncurrent assets	3,918

Total assets acquired	$101,722

Current liabilities	$(46,144)
Long-term debt	(5,350)

Total liabilities assumed	(51,494)

Net assets acquired	$50,228

Pursuant to an earn-out provision, the purchase price could increase depending primarily on achieving return on sales targets in 2004 and 2005. The maximum total contingent payments based on the earn-out are $5.0 million.

There were no intangible assets recognized as an asset apart from goodwill as the Tools Group is the primary customer of the Asian supplier and the Tools Group already held the legal right to the patents, proprietary technologies and trade names used by the Asian joint venture business.

On an unaudited pro forma basis, the effects of the acquisitions were not significant to our results of operations.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
■	the strength of product demand;
■	the intensity of competition, including foreign competitors;
■	pricing pressures;
■	market acceptance of new product introductions;
■	the introduction of new products by competitors;
■	our ability to maintain and expand relationships with large retail stores;
■	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;
■	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
■	the financial condition of our customers.

•	risks relating to our proposed acquisition of WICOR, including our ability to integrate WICOR successfully, to obtain regulatory approvals on anticipated terms, to fully realize synergies on our anticipated timetable and to timely repay any debt incurred under the Bridge Facility in connection with such acquisition on desired terms;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from our supply management and lean enterprise initiatives;

•	our ability to successfully identify, complete, and integrate future acquisitions;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;

•	our ability to access capital markets and obtain anticipated financing under favorable terms; and

•	no material declines in the fair market value of, or cash flows from, our equity method investments.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturer operating in three segments: Water, Enclosures, and Tools. Our Water segment manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water and generated 41 percent of total revenues in the first quarter of 2004. Our Enclosures segment designs, manufactures and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Our Enclosures segment accounted for 23 percent of total revenues in the first quarter of 2004. Our Tools segment designs, manufactures and markets a wide range of power tools under several well established trade names and generated 36 percent of total revenues in the first quarter of 2004.

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

Our Enclosures segment operates in a large global market with significant headroom in industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. During the past few years, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets. However, this segment experienced growth in 2003 and the first quarter of 2004 across the electrical and electronic markets and we believe it is well-positioned to continue improved performance. In addition, through the success of our Pentair Integrated Management System (PIMS) and supply management initiatives we have increased Enclosures segment margins for the ninth consecutive quarter.

Our Tools segment has been operating in a very competitive marketplace during the past few years. Pricing pressures and higher raw material costs have challenged our operating margins. In February 2004, we announced our intent to explore strategic alternatives for our Tools segment. We will continue to operate the Tools segment for the long-term and provide all appropriate management support and resources. We continue to seek opportunities to expand operating margins through cost reductions and productivity improvements as part of our PIMS initiatives. In addition, we plan to continue to launch innovative new products and pursue significant incremental volume opportunities.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first quarter of 2004 and will likely impact our results in the future:

•	In the first quarter of 2004, we experienced organic sales growth in all three of our segments and we expect organic sales growth in the mid-to-high single digits for the remainder of 2004.

•	We have experienced a decrease in average selling prices in our Tools segment due to competitive market place pricing. We expect these competitive pressures to lessen somewhat, but still persist during the remainder of 2004.

•	We expect all three segments to continue to benefit from our key initiatives, including supply management and PIMS.

•	Expenses related to downsizing are anticipated to continue as we identify more efficient means to manufacture and distribute our products.

•	Free cash flow, defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the second straight year in 2003 and is expected to exceed $200 million in 2004. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	In the first quarter of 2004, we experienced favorable foreign currency effects, primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	Before any effects of our planned acquisition of WICOR, we expect our effective tax rate on continuing operations to be approximately 35 percent in 2004. Our ultimate effective tax rate will depend on the timing of the planned WICOR acquisition and WICOR’s actual tax attributes.

•	Following the planned acquisition of WICOR, we will need to fund the repayment of our Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through a debt or equity issuance.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements to help mitigate cost increases in base materials such as steel; ocean freight and fuel; health care and insurance.

Outlook

In 2004, our operating objectives include the following:

•	Integrate the December 31, 2003 Everpure acquisition;

•	Complete the WICOR acquisition and begin integration;

•	Complete the review of strategic alternatives for our Tools segment; and

•	Continue to drive our five strategic initiatives: cash flow, supply management, PIMS, talent management, and organic sales growth.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
In thousands	April 3 2004	March 29 2003	$ change	% change

Net sales as reported	$767,141	$637,516	$129,625	20.3%

The components of the net sales change in 2004 from 2003 were as follows

Percentages	% Change from 2003 First quarter

Volume	18.8
Price	(0.8)
Currency	2.3

Total	20.3

Consolidated net sales

The 20.3 percent increase in consolidated net sales in the first quarter of 2004 from 2003 was primarily driven by:

•	higher organic sales growth across all three segments;

•	four more additional business days in the first quarter of 2004 compared to the prior year period;

•	our December 31, 2003 acquisition of Everpure; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

These increases were partially offset by:

•	a decline in average selling prices in our Tools segment due to competitive market place pricing.

Sales by segment and the change from the prior year period were as follows:

	Three months ended
In thousands	April 3 2004	March 29 2003	$ change	% change

Water	$313,981	$246,440	$67,541	27.4%
Enclosures	174,472	139,311	35,161	25.2%
Tools	278,688	251,765	26,923	10.7%

Total	$767,141	$637,516	$129,625	20.3%

Water

The 27.4 percent increase in Water segment net sales in the first quarter of 2004 from 2003 was primarily driven by:

•	higher organic sales growth for pool and spa equipment and water treatment and filtration products;

•	an increase in European sales, principally in pool equipment and water treatment valves,

•	continued growth in the developing markets of Asia and India;

•	continued strong sales of residential pumps, water system well pumps, and increasing commercial fire and HVAC booster pump sales, offset slightly by weaker municipal pump shipments;

•	sales attributable to the December 31, 2003 acquisition of Everpure;

•	four more additional business days in the first quarter compared to the prior year period; and

•	favorable foreign currency effects.

Enclosures

The 25.2 percent increase in Enclosures segment net sales in the first quarter of 2004 from 2003 was primarily driven by:

•	higher organic sales due to new distributor locations, new products, and higher demand from established industrial markets, as well as security, networking, and commercial markets;

•	an increase in European sales volume due to market share gains and improved business activity in telecom markets;

•	four more additional business days in the first quarter compared to the prior year period; and

•	favorable foreign currency effects.

Tools

The 10.7 percent increase in Tools segment net sales in the first quarter of 2004 from 2003 was primarily driven by:

•	higher sales volume in combo kits, pneumatic nailers, routers, compressors, joining tools, and pressure washers;

•	four more additional business days in the first quarter compared to the prior year period; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	a decline in average selling prices due to competitive market place pricing.

Gross profit

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

Gross profit	$201,658	26.3%		$155,291	24.4%

Percentage point change		1.9	pts

The 1.9 percentage point increase in gross profit as a percent of sales in the first quarter of 2004 from 2003 was primarily the result of:

•	cost leverage from our increase in sales volume;

•	savings generated from our supply management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);

•	lower costs as a result of downsizing and productivity improvements throughout Pentair; and

•	our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	price declines in our Tools segment due to competitive market place pricing.

Selling, general and administrative (SG&A)

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

SG&A	$116,695	15.2%		$92,982	14.6%

Percentage point change		0.6	pts

The 0.6 percentage point increase in SG&A expense as a percent of sales in the first quarter of 2004 from 2003 was primarily due to:

•	our December 31, 2003 acquisition of Everpure;

•	outside support of integration planning for the WICOR acquisition;

•	expenses related to downsizing; and

•	expenses related to the WICOR acquisition and Tools strategic review.

Research and development (R&D)

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

R&D	$11,927	1.6%		$10,121	1.6%

Percentage point change		0.0	pts

The unchanged R&D expense as a percent of sales in the first quarter of 2004 from 2003 was primarily due to:

•	additional investments related to new product development initiatives across all three segments, in line with sales increases.

Operating income

Water

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

Operating income	$41,547	13.2%		$29,504	12.0%

Percentage point change		1.2	pts

The 1.2 percentage point increase in Water segment operating income as a percent of sales in the first quarter of 2004 from 2003 was primarily the result of:

•	stronger volume with the favorable operating leverage provided by supply management savings and productivity gains; and

•	operating income attributable to the December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	increase in selling and service expenses;

•	higher outbound freight and distribution costs.

Enclosures

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

Operating income	$19,354	11.1%		$9,865	7.1%

Percentage point change		4.0	pts

The 4.0 percentage point increase in Enclosures segment operating income as a percent of sales in the first quarter of 2004 from 2003 was primarily the result of:

•	leverage on increased sales volume; and

•	savings realized from the continued success of PIMS and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Tools

	Three months ended
In thousands	April 3 2004	% of sales		March 29 2003	% of sales

Operating income	$20,763	7.5%		$17,686	7.0%

Percentage point change		0.5	pts

The 0.5 percentage point increase in Tools segment operating income as a percent of sales in the first quarter of 2004 from 2003 was primarily the result of:

•	higher sales volume;

•	productivity gains and cost savings from PIMS and supply management activities;

These increases were partially offset by:

•	a decline in average selling prices due to competitive marketplace pricing; and

•	higher ocean transportation costs and material cost inflation, primarily steel.

Net interest expense

	Three months ended
In thousands	April 3 2004	March 29 2003	Difference	% change

Net interest expense	$11,174	$9,993	$1,181	11.8%

The 11.8 percentage point increase in interest expense in the first quarter of 2004 from 2003 was primarily the result of:

•	an increase in fees related to our bridge financing; and

•	an increase in debt for Everpure which was offset by lower outstanding debt, due to cash flows from existing businesses, and lower interest rates.

Provision for income taxes

	Three months ended
In thousands	April 3 2004	March 29 2003

Income before income taxes	$61,862	$42,195
Provision for income taxes	$21,652	$14,346
Effective tax rate	35.0%	34.0%

The 1.0 percentage point increase in the tax rate in the first quarter of 2004 from 2003 was primarily the result of:

•	increased operating income combined with the relatively fixed nature of many of our tax savings programs; and

•	the anticipated mix of our 2004 U.S. and foreign earnings.

We will continue to pursue tax rate reduction opportunities. However, our ultimate effective tax rate will depend on the timing of the planned WICOR acquisition and WICOR’s actual tax attributes.

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

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	April 3 2004	December 31 2003	March 29 2003

Days of sales in accounts receivable	55	56	59
Days inventory on hand	61	63	63
Days in accounts payable	51	51	53

Operating activities

Cash provided by operating activities was $2.9 million in the first quarter of 2004, or $5.3 million higher compared with the same period in 2003. The increase was primarily attributable to an increase in net income. Working capital productivity improved, even with a 20 percent increase in net sales.

Investing activities

Capital expenditures in the first quarter of 2004 were $7.0 million compared with $7.7 million in the prior year period. We anticipate capital expenditures for fiscal 2004 to be approximately $50 million, primarily for new product development and general maintenance capital.

In the first quarter of 2004, we paid $2.3 million primarily for fees related to the December 31, 2003 acquisition of Everpure.

During the first quarter of 2003, we completed two product line acquisitions for total consideration of approximately $16.5 million in cash including transaction costs.

•	HydroTemp Manufacturing Co., Inc. designs and manufactures heat pumps for swimming pool applications.

•	Letro Products, Inc. designs and manufactures swimming pool accessories including cleaners.

We acquired HydroTemp and Letro Products to complement the existing pool and spa equipment business of our Water segment. The aggregated annual revenue of the acquired businesses was approximately $17 million.

In the first quarter of 2003, we received $1.9 million in purchase price adjustments related to our fourth quarter 2002 acquisition of Plymouth Products. The adjustment primarily related to final determination of closing date net assets.

In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial. This had no effect on earnings in 2003 as the amount was offset by previously established reserves.

Subsequent to the end of the first quarter, on April 5, 2004, we acquired all of the remaining stock of Pentair’s Tools Group Asian joint venture business from Pentair’s long-time Asian tool sourcing partner for $21.1 million in cash, $6.4 million of which is to be paid at the earlier of December 31, 2005 or 15 days following a sale of the Pentair Tools Group. The acquisition included cash acquired of $6.2 million and debt assumed of $9.6 million, of which $4.2 million will be classified as short-term borrowings in current liabilities.

Financing activities

Net cash provided by financing activities was $22.2 million in the first quarter of 2004 compared with $33.9 million in the first quarter of 2003. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facilities. The Credit Facilities are used as back-up liquidity to support 100% of commercial paper outstanding. As of April 3, 2004, we have

$153.9 million of commercial paper outstanding that matures within 45 days. All of the commercial paper and $59.1 million of other maturing debt is classified as long-term as we have the intent and have the ability to refinance such obligations on a long-term basis.

On March 16, 2004 we finalized an $850 million committed line of credit (the “Bridge Facility”). The Bridge Facility is available for a period up to the earlier of (i) September 1, 2004, (ii) the closing of the WICOR acquisition without the use of the Bridge Facility or (iii) the sale of the Pentair Tools Group.

The term loan to be made under the Bridge Facility (the “Loan”) is for the purpose of payment of the purchase price and related fees and expenses upon closing of the WICOR acquisition. The closing of the Loan must occur before September 1, 2004. Any balance due under the Loan is repayable in full, with accrued interest, no later than December 31, 2004. We will need to fund the repayment of the Bridge Facility by December 31, 2004 through a disposition of our Tools Group or through a debt or equity issuance.

As a result of our announcement of an agreement to acquire WICOR, Moody’s Investor Services has confirmed the long-term rating for our Credit Facilities of Baa3 and changed our outlook to negative from stable. At the same time, Standard and Poor’s Rating Services has placed our BBB corporate credit and other ratings on CreditWatch with negative implications. The change in rating outlook to negative from stable reflects the increased financial and integration risks associated with the planned acquisition of WICOR. In addition, the timing and nature of any outcome resulting from the exploration of strategic alternatives for the Tools Group remains uncertain and subject to execution risk. In a related action, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on our senior notes under our $225 million shelf registration under review for possible downgrade, due to structural subordination thereof. Existing lenders under our Credit Facilities and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders do not benefit from such guarantees. We are pursuing putting in place a similar guarantee for the benefit of the $250 million senior note holders to avoid the downgrade due to the structural subordination.

Credit available under our Credit Facilities, as limited by our most restrictive financial covenant, was approximately $257 million and is based on a ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization). In addition, our debt agreements contain certain financial covenants that restrict the amount we may pay for dividends and require us to maintain certain financial ratios and a minimum net worth. We were in compliance with all covenants as of April 3, 2004.

On March 16, 2004, we obtained an amendment to the $500 million multi-currency credit facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period of debt under the Bridge Facility is outstanding. In addition, during the period debt under the Bridge Facility is outstanding, there are additional limitations on share repurchases, dividends, acquisitions and sales of assets.

In addition to the Credit Facilities, we have $55 million of uncommitted credit facilities, under which we had no borrowings as of April 3, 2004.

As of April 3, 2004, our capital structure consisted of $834.0 million in total indebtedness and $1,299.9 million in shareholders’ equity. The ratio of debt-to-total capital at April 3, 2004 was 39.1 percent, compared with 39.0 percent at December 31, 2003 and 40.9 percent at March 29, 2003. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

In 2004, interest expense will be primarily driven by the timing of the closing of the WICOR acquisition and any strategic alternative we pursue for our Tools Group.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first quarter of 2004 were $10.5 million or $0.21 per common share compared with $9.4 million or $0.19 per common share in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

There have been no material changes with respect to the contractual obligations as described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Pension

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to make contributions in the range of $10 million to $15 million to our pension plans in 2004 and we believe the expected contribution range continues to be appropriate.

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

	Three months ended
In thousands	April 3 2004	March 29 2003

Cash flow provided by (used for) operating activities	$2,925	$(2,401)
Capital Expenditures	(6,955)	(7,711)

Free Cash Flow	$(4,030)	$(10,112)

Before any effects of our planned acquisition of WICOR, we expect 2004 free cash flow to exceed $200 million.

NEW ACCOUNTING STANDARDS

See Note 2 (New Accounting Standards) of ITEM 1.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2003, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our annual report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended April 3, 2004. For additional information, refer to Item 7A of our 2003 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 3, 2004 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended April 3, 2004 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of April 3, 2004 and March 29, 2003, and the related condensed consolidated statements of income and of cash flows for the three-month periods ended April 3, 2004 and March 29, 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 6, 2004

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Environmental and Product Liability Claims
There have been no further material developments regarding the above from that contained in our 2003 Annual Report on Form 10-K.

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In December 2003, the Board of Directors authorized the repurchase of up to 500,000 shares of our common stock in open market or privately negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. The authorization expires on December 31, 2004. We did not repurchase any shares under the authorization during the quarter ended April 3, 2004 and accordingly still have the authority to repurchase 500,000 shares.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.1	Bridge Credit Agreement dated as of March 16, 2004 among Pentair, Inc., various financial institutions and Bank of America, N.A., as Administrative Agent.

	10.2	First Amendment dated as of March 16, 2004 to the Amended and Restated Credit Agreement dated as of July 25, 2003 among Pentair, Inc., various subsidiaries thereof, various financial institutions and Bank of America, N.A., as Administrative Agent.

	10.3	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 amends the Pentair, Inc. International stock Purchase and Bonus Plan adopted August 31, 1998 (Incorporated by reference to Appendix E contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

	10.4	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Compensation Plan for Non-Employee Directors most recent restatement effective February 26, 1997 (Incorporated by reference to Appendix F contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

	10.5	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Omnibus Stock Incentive Plan most recent restatement effective January 1, 2003 (Incorporated by reference to Appendix G contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

	10.6	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Employee Stock Purchase and Bonus Plan most recent restatement effective January 12, 1992 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

	15	Letter Regarding Unaudited Interim Financial Information

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The Registrant filed the following Current Report on Form 8-K during the quarter ended April 3, 2004:

On February 4, 2004, Pentair filed under Item 5 and furnished under Item 12 a Current Report on Form 8-K dated February 4, 2004 announcing:

•	the execution of a Stock Purchase Agreement among Pentair, Inc., WICOR, Inc., and Wisconsin Energy Corporation to acquire WICOR, Inc.;

•	a Facility Commitment Letter for $850 million Senior Term Loan Facility among Bank of America, N.A., Banc of America Securities LLC, U.S. Bank National Association and Pentair, Inc.;

•	the exploration of strategic alternatives for the Pentair Tools Group and;

•	earnings results for the fourth quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2004.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended April 3, 2004
10.1	Bridge Credit Agreement dated as of March 16, 2004 among Pentair, Inc., various financial institutions and Bank of America, as Administrative Agent.

10.2	First Amendment dated as of March 16, 2004 to the Amended and Restated Credit Agreement dated as of July 25, 2003 among Pentair, Inc., various subsidiaries thereof, various financial institutions and Bank of America, N.A., as Administrative Agent.

10.3	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 amends the Pentair, Inc. International stock Purchase and Bonus Plan adopted August 31, 1998 (Incorporated by reference to Appendix E contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

10.4	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Compensation Plan for Non-Employee Directors most recent restatement effective February 26, 1997 (Incorporated by reference to Appendix F contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

10.5	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Omnibus Stock Incentive Plan most recent restatement effective January 1, 2003 (Incorporated by reference to Appendix G contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

10.6	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Employee Stock Purchase and Bonus Plan most recent restatement effective January 12, 1992 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.