Form 10-Q
period 2004-07-03
PENTAIR INC
filed 2004-07-30
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 3, 2004

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

On July 23, 2004, 100,364,275 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
In thousands, except per-share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net sales	$813,873	$718,989	$1,581,014	$1,356,505
Cost of goods sold	590,412	535,501	1,155,895	1,017,726
Gross profit	223,461	183,488	425,119	338,779
Selling, general and administrative	115,086	95,932	231,780	188,914
Research and development	11,829	11,224	23,756	21,345
Operating income	96,546	76,332	169,583	128,520
Net interest expense	11,233	9,837	22,407	19,830
Income before income taxes	85,313	66,495	147,176	108,690
Provision for income taxes	29,853	22,608	51,504	36,954
Net income	$55,460	$43,887	$95,672	$71,736

Earnings per common share
Basic	$0.56	$0.44	$0.97	$0.73
Diluted	$0.55	$0.44	$0.95	$0.72

Weighted average common shares outstanding
Basic	99,320	98,762	98,874	98,729
Diluted	101,694	99,624	101,112	99,430

Cash dividends declared per common share	$0.105	$0.105	$0.21	$0.20

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	July 3 2004	December 31 2003	June 28 2003
Assets
Current assets
Cash and cash equivalents	$58,247	$47,989	$45,465
Accounts and notes receivable, net	459,710	420,403	442,366
Inventories	373,350	285,577	333,370
Deferred tax assets	50,126	50,989	57,524
Prepaid expenses and other current assets	33,266	24,493	22,861
Total current assets	974,699	829,451	901,586

Property, plant and equipment, net	345,912	343,550	342,784

Other assets
Goodwill	1,405,748	1,373,549	1,245,812
Intangibles, net	105,453	108,118	18,065
Other	99,148	126,009	119,274
Total other assets	1,610,349	1,607,676	1,383,151
Total assets	$2,930,960	$2,780,677	$2,627,521

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$1,587	$—	$329
Current maturities of long-term debt	5,333	73,631	58,516
Accounts payable	253,447	170,077	214,213
Employee compensation and benefits	89,077	84,587	76,884
Accrued product claims and warranties	41,278	37,148	38,920
Income taxes	27,781	13,198	17,086
Other current liabilities	124,243	118,810	109,186
Total current liabilities	542,746	497,451	515,134

Long-term debt	747,319	732,862	669,687
Pension and other retirement compensation	102,351	101,704	132,622
Post-retirement medical and other benefits	41,970	42,134	42,293
Deferred tax liabilities	78,573	78,532	33,745
Other noncurrent liabilities	73,233	66,516	62,497
Total liabilities	1,586,192	1,519,199	1,455,978

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 100,354,287, 99,005,084, and 98,702,718 shares issued and outstanding, respectively	16,726	8,250	8,232
Additional paid-in capital	500,915	492,619	488,846
Retained earnings	835,637	760,966	712,106
Unearned restricted stock compensation	(9,898)	(6,189)	(8,831)
Accumulated other comprehensive income (loss)	1,388	5,832	(28,810)
Total shareholders’ equity	1,344,768	1,261,478	1,171,543
Total liabilities and shareholders’ equity	$2,930,960	$2,780,677	$2,627,521

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In thousands	July 3 2004	June 28 2003
Operating activities
Net income	$95,672	$71,736
Depreciation	31,655	32,031
Other amortization	6,629	2,566
Deferred income taxes	1,977	(614)
Stock compensation	—	306
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(28,957)	(31,013)
Inventories	(72,237)	(33,148)
Prepaid expenses and other current assets	(20,526)	(3,899)
Accounts payable	53,996	38,753
Employee compensation and benefits	3,025	(8,783)
Accrued product claims and warranties	4,215	1,125
Income taxes	14,450	3,816
Other current liabilities	12,650	(3,515)
Pension and post-retirement benefits	1,257	4,795
Other assets and liabilities	2,732	3,863
Net cash provided by continuing operations	106,538	78,019
Net cash provided by (used for) discontinued operations	1,533	(367)
Net cash provided by operating activities	108,071	77,652

Investing activities
Capital expenditures	(13,340)	(18,935)
Payments related to sale of businesses	—	(2,400)
Acquisitions, net of cash acquired	(15,288)	(15,150)
Equity investments	(200)	(5,461)
Net cash used for investing activities	(28,828)	(41,946)

Financing activities
Short-term repayments	(2,603)	(549)
Proceeds from long-term debt	164,816	291,691
Repayment of long-term debt	(220,526)	(301,300)
Proceeds from exercise of stock options	10,178	699
Dividends paid	(21,001)	(19,738)
Net cash used for financing activities	(69,136)	(29,197)

Effect of exchange rate changes on cash and cash equivalents	151	(739)
Change in cash and cash equivalents	10,258	5,770
Cash and cash equivalents, beginning of period	47,989	39,648
Cash and cash equivalents, end of period	$58,247	$45,418

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

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday. As a result, the first half of 2004 had four additional business days when compared with the comparable 2003 period. The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter than the comparable 2003 quarter.

All share and per share amounts have been restated to give retroactive effect to the June 2004 stock split (see Note 4).

2.	New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, we do not expect adoption of FSP No. 106-2 to have any effect on our financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend SFAS No. 123, Accounting for Stock-based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company in the financial statements. The new standard, as proposed, would be effective January 1, 2005, for calendar year companies. See Note 3 for pro forma disclosures regarding the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, the pro forma disclosure in Note 3 may not be indicative of the stock-based compensation expense to be recognized in future financial statements.

3.	Stock-based Compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, cost for stock-based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following table illustrates the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model:

	Three months ended		Six months ended
In thousands, except per-share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net income — as reported	$55,460	$43,887	$95,672	$71,736
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(2,772)	(1,443)	(5,209)	(2,926)
Net income — pro forma	$52,688	$42,444	$90,463	$68,810

Earnings per common share — continuing operations
Basic — as reported	$0.56	$0.44	$0.97	$0.73
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.01)	(0.06)	(0.03)
Basic — pro forma	$0.53	$0.43	$0.91	$0.70

Diluted — as reported	$0.55	$0.44	$0.95	$0.72
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.01)	(0.06)	(0.03)
Diluted — pro forma	$0.52	$0.43	$0.89	$0.69

Weighted average common shares outstanding
Basic	99,320	98,762	98,874	98,729
Diluted	101,694	99,624	101,112	99,430

The weighted-average fair value of options granted was $8.07 and $5.64 in the first half of 2004 and 2003, respectively. We estimated the fair values using the Black-Scholes option pricing model, modified for dividends using the following assumptions:

Percentages	July 3 2004	June 28 2003
Risk-free interest rate	3.85%	2.86%
Dividend yield	1.40%	2.00%
Expected stock price volatility	39.00%	40.00%
Expected lives	5.2 yrs.	5.0 yrs.

4.	Earnings Per Common Share

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this stock split.

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
In thousands, except per-share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net income	$55,460	$43,887	$95,672	$71,736

Weighted average common shares outstanding — basic	99,320	98,762	98,874	98,729
Dilutive impact of stock options and restricted stock	2,374	862	2,238	701
Weighted average common shares outstanding — diluted	101,694	99,624	101,112	99,430

Earnings per common share - basic	$0.56	$0.44	$0.97	$0.73

Earnings per common share - diluted	$0.55	$0.44	$0.95	$0.72
Stock options excluded from the calculation of diluted earnings per share because the effect was anti-dilutive	47	967	55	2,233

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

5.	Acquisitions

On April 5, 2004, we acquired all of the remaining stock of Pentair’s Tools Group’s Asian joint venture business for $21.1 million in cash, $6.4 million of which is to be paid at the earlier of December 31, 2005 or 15 days following a sale of the Pentair Tools Group, plus contingent payments based on future sales and return on sales. The acquisition included cash acquired of $6.2 million and debt assumed of $9.0 million, of which $4.2 million is classified as short-term borrowings in current liabilities. Pentair acquired an initial 40 percent ownership stake in the joint venture in 2001 and subsequently increased its ownership to 49 percent in 2003. We believe our completion of the purchase enhances both our overall cost position and our ability to provide customers with quality, innovative products and improved service.

The initial allocation of purchase price for the Asian joint venture business acquisition was based on preliminary estimates and may be revised as better information becomes available in 2004.

The purchase price, including the initial 49 percent ownership stake, for the Asian joint venture business has been allocated based on management’s estimates as follows:

In thousands	Estimated Fair Value
Current assets	$39,357
Property, plant, and equipment	25,055
Goodwill	32,071
Other noncurrent assets	3,318
Total assets acquired	$99,801

Current liabilities	$43,306
Long-term debt	4,787
Other noncurrent liabilities	334
Total liabilities assumed	48,427
Net assets acquired	$51,374

Pursuant to a maximum $5.0 million earn-out provision, the purchase price could increase depending primarily on whether the Asian joint venture business achieves quarterly return-on-sales targets from the second quarter of 2004 through the fourth quarter of 2005. The level of return on sales targets achieved in the second quarter will require a payment of $0.9 million, which has been recorded as an adjustment to goodwill. The maximum total contingent payments remaining based on the earn-out are $4.1 million.

There were no intangible assets recognized as an asset apart from goodwill as the Tools Group is the primary customer of the Asian supplier and the Tools Group already held the legal right to the patents, proprietary technologies and trade names used by the Asian joint venture business.

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (Everpure) from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million. Everpure is a leading global provider of water filtration products and services for the commercial and consumer sectors. Everpure products include a wide array of filtration systems and cartridges for various applications. Preliminary valuations of identifiable intangible assets acquired as part of the acquisition were $91.1 million, including $49.3 million of definite-lived intangible assets with a weighted average amortization period of 16 years. Goodwill recorded as part of the initial purchase price allocation was $105.3 million, of which approximately $104.0 million is tax deductible. During the quarter ended July 3, 2004, goodwill recorded as part of the initial purchase price allocation was adjusted to $109.0 million, an increase of $3.7 million, due to a final purchase price adjustment. We continue to evaluate the purchase price allocation of Everpure and we expect it to be revised as better information becomes available in 2004.

During the year ended December 31, 2003, we also completed four product line acquisitions in our Water segment for total consideration of approximately $21.4 million in cash: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc. The allocation of the purchase price of these four product line acquisitions resulted in goodwill of $17.3 million, all of which is tax deductible. The purchase price allocations for the four product line acquisitions have been completed with no material effect on previously recorded estimates.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following pro forma condensed consolidated financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented.

	Three months ended		Six months ended
In thousands, except per-share data	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Pro forma net sales	$813,873	$743,857	$1,592,573	$1,443,207
Pro forma net income	55,460	45,099	97,181	75,412

Pro forma earnings per common share
Basic	$0.56	$0.46	$0.98	$0.76
Diluted	$0.55	$0.45	$0.96	$0.76

Weighted average common shares outstanding
Basic	99,320	98,762	98,874	98,729
Diluted	101,694	99,624	101,112	99,430

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

6.	Inventories

Inventories were comprised of:

In thousands	July 3 2004	December 31 2003	June 28 2003
Raw materials and supplies	$103,399	$73,187	$84,650
Work-in-process	38,882	34,251	41,988
Finished goods	231,069	178,139	206,732
Total inventories	$373,350	$285,577	$333,370

Inventories increased to support organic sales growth. Days inventory on hand (13-month moving average) improved as compared to both the second quarter and year-end of 2003. Tools inventory increased at the end of the quarter due to softening sales in June which returned to more normal levels in July.

7.	Comprehensive Income

Comprehensive income and its components, net of tax, are as follows:

	Three months ended		Six months ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net income	$55,460	$43,887	$95,672	$71,736
Changes in cumulative foreign currency translation adjustment	(3,724)	14,396	(5,823)	16,572
Changes in market value of derivative financial instruments classified as cash flow hedges	985	(4,186)	1,379	(5,236)
Comprehensive income	$52,721	$54,097	$91,228	$83,072

The net foreign currency translation loss for the three months and six months ended July 3, 2004 resulted from the weakening of the Euro and Canadian dollar currencies against the U.S. dollar. The net foreign currency gain for the three months and six months ended June 28, 2003 resulted from the strengthening of the Euro and Canadian dollar currencies against the U.S. dollar.

The change in market value of derivative financial instruments for the three months and six months ended July 3, 2004 resulted from increasing interest rates and the passage of time toward maturity of the underlying derivative instruments. The change in market value of derivative financial instruments for the three months and six months ended June 28, 2003 resulted from changes in the value of outstanding hedging instruments, primarily related to the Euro. Fluctuations in the value of hedging instruments are offset by changes in the cash flows of the underlying exposures being hedged.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended July 3, 2004 by segment is as follows:

In thousands	Water	Enclosures	Tools	Consolidated
Balance December 31, 2003	$803,573	$193,610	$376,366	$1,373,549
Acquired	3,747	—	32,067	35,814
Purchase accounting adjustments	715	—	—	715
Foreign currency translation	(2,181)	(2,023)	(126)	(4,330)
Balance July 3, 2004	$805,854	$191,587	$408,307	$1,405,748

The purchase accounting adjustment in the Water segment is primarily related to our third quarter 2003 acquisition of K&M Plastics.

Intangible assets are comprised of:

	July 3, 2004			December 31, 2003
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangible assets
Patents	$16,647	$(1,984)	$14,663	$16,647	$(1,096)	$15,551
Non-compete agreements	6,527	(3,721)	2,806	6,199	(3,111)	3,088
Proprietary technology	14,500	(710)	13,790	14,500	(200)	14,300
Customer relationships	26,100	(1,150)	24,950	26,350	(491)	25,859
Other	873	(668)	205	873	(592)	281
Total finite-life intangible assets	$64,647	$(8,233)	$56,414	$64,569	$(5,490)	$59,079

Indefinite-life intangible assets
Trademarks	$49,039	$—	$49,039	$49,039	$—	$49,039

Total intangibles, net			$105,453			$108,118

Amortization expense in the first half of 2004 was $3.0 million. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2004 (second half)	2005	2006	2007	2008
Estimated amortization expense	$2,830	$5,397	$4,967	$4,637	$4,010

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

9.	Debt

Long-term debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate July 3, 2004	Maturity (Year)	July 3 2004	December 31 2003	June 28 2003
Commercial paper, maturing within 35 days	1.92%		$136,585	$64,806	$140,454
Revolving credit facilities	2.36%	2004-2006	116,200	184,200	180,100
Private placement - fixed rate	5.50%	2007-2013	135,000	183,910	133,768
Private placement - floating rate	2.32%	2013	100,000	100,000	—
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	3.10%	2004-2009	11,971	17,859	12,858
Total contractual debt obligations			749,756	800,775	717,180
Interest rate swap monetization deferred income			6,122	6,705	7,288
Fair value adjustment of hedged debt			(3,226)	(987)	3,735
Total long-term debt, including current portion per balance sheet			752,652	806,493	728,203
Less current maturities			(5,333)	(73,631)	(58,516)
Long-term debt			$747,319	$732,862	$669,687

We currently have a $500 million multi-currency revolving credit facility (the Credit Facility) with various banks that expires on July 25, 2006. Interest rates and fees on the Credit Facility vary based on our credit ratings. On July 30, 2004, we prepaid our $20 million credit facility that was scheduled to expire on August 8, 2004.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. The Credit Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of July 3, 2004, we have $136.6 million of commercial paper outstanding that matures within 35 days. All of the commercial paper and $20 million of other maturing debt is classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at July 3, 2004, including outstanding commercial paper, was approximately $247 million.

We expect to complete the WICOR acquisition effective the close of business, July 31, 2004. We expect to fund the payment of the purchase price and related fees and expenses of the WICOR acquisition with our $850 million committed line of credit (the “Bridge Facility”) and through availability under the Credit Facility. The interest rate and facility fee on the Bridge Facility varies based on our credit rating. Based on our existing credit rating, the interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility, will be the LIBOR rate plus 1.375%. The balance due under the Bridge Facility is repayable in full, with accrued interest, no later than December 31, 2004.

On July 16, 2004, we signed a definitive agreement to sell our Tools Group to The Black & Decker Corporation for approximately $775 million. This transaction is expected to close in 2004, subject to customary closing conditions, including the completion of regulatory clearances. Proceeds from the Tools Group sale are required to be used to repay the Bridge Facility. We expect to pay the remainder of the Bridge Facility with availability under the Credit Facility. If we are unable to close the sale of our Tools Group in 2004, we will need to negotiate an extension to the Bridge Facility or repay it through a debt or equity issuance.

We were in compliance with all debt covenants as of July 3, 2004. We have obtained an amendment to the Credit Facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period that debt under the Bridge Facility is outstanding. In addition, during the period that debt under the Bridge Facility is outstanding, we are subject to additional limitations on share repurchases, dividends, acquisitions and sales of assets.

In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had no borrowings as of July 3, 2004.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Long-term debt outstanding at July 3, 2004, matures on a calendar year basis by contractual debt maturity as follows (excluding anticipated effects of the Bridge Facility):

In thousands	2004	2005	2006	2007	2008	Thereafter	Total
Contractual debt obligation maturities	$24,166	$4,832	$233,002	$37,756	$—	$450,000	$749,756
Other maturities	584	1,166	1,166	1,166	1,166	(2,352)	2,896
Total maturities	$24,750	$5,998	$234,168	$38,922	$1,166	$447,648	$752,652

10.	Benefit Plans

Components of net periodic benefit cost for the three months and six months ended July 3, 2004 and June 28, 2003 are as follows:

	Three months ended				Six months ended
	Pension Benefits		Post-retirement		Pension Benefits		Post-retirement
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Service cost	$3,899	$3,816	$132	$140	$7,798	$7,631	$265	$279
Interest cost	6,290	5,973	555	568	12,580	11,945	1,111	1,137
Expected return on plan assets	(6,463)	(6,187)	—	—	(12,926)	(12,374)	—	—
Amortization of transition obligation	32	5	—	—	64	10	—	—
Amortization of prior year service cost (benefit)	116	163	(145)	(231)	233	325	(291)	(461)
Recognized net actuarial loss	258	168	—	—	516	336	—	—
Net periodic benefit cost	$4,132	$3,938	$542	$477	$8,265	$7,873	$1,085	$955

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to make contributions in the range of $10 million to $15 million to our pension plans in 2004 and we believe the expected contribution range continues to be appropriate.

11.	Business Segments

Segment information is presented consistent with the basis described in the 2003 Annual Report on Form 10-K. Segment results for the three months and six months ended July 3, 2004 and June 28, 2003 are shown below:

	Three months ended		Six months ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Net sales to external customers
Water	$353,316	$290,650	$667,297	$537,090
Enclosures	177,117	144,923	351,588	284,234
Tools	283,440	283,416	562,129	535,181
Consolidated	$813,873	$718,989	$1,581,014	$1,356,505
Intersegment sales
Water	$29	$42	$50	$42
Enclosures	986	313	1,318	455
Tools	—	—	—	—
Other	(1,015)	(355)	(1,368)	(497)
Consolidated	$—	$—	$—	$—
Operating income (loss)
Water	$59,253	$46,002	$100,800	$75,506
Enclosures	21,590	11,703	40,944	21,568
Tools	23,165	23,148	43,928	40,834
Other	(7,462)	(4,521)	(16,090)	(9,388)
Consolidated	$96,546	$76,332	$169,582	$128,520

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

12.	Warranty

The changes in the carrying amount of service and product warranties for the six months ended July 3, 2004 and June 28, 2003 are as follows:

In thousands	July 3 2004	June 28 2003
Balance at beginning of the period	$27,148	$26,855
Service and product warranty provision	27,249	21,481
Payments	(23,350)	(20,470)
Purchase accounting adjustment	226	672
Translation	5	382
Balance at end of the period	$31,278	$28,920

13.	Subsequent Events

On July 6, 2004, we received clearance from the Federal Trade Commission for our acquisition of WICOR Industries, a unit of Wisconsin Energy Corporation. In addition, the Public Service Commission of Wisconsin approved the corporate restructuring of WICOR required to facilitate the transaction. We expect to complete the transaction effective the close of business, July 31, 2004.

On July 16, 2004, we signed a definitive agreement to sell the Tools Group to The Black & Decker Corporation for approximately $775 million. Black & Decker is a global manufacturer and marketer of quality power tools and accessories, hardware and home improvement products, and technology-based fastening systems. The transaction is expected to close in 2004, subject to customary closing conditions including the completion of regulatory clearances.

The carrying value of the major assets and liabilities of the Tools Group as of July 3, 2004 are as follows:

In thousands	Carrying Value
Current assets	$388,568
Property, plant, and equipment	126,569
Goodwill	408,307
Other noncurrent assets	27,512
Total assets	$950,956

Current liabilities	$208,610
Long-term debt	4,626
Other noncurrent liabilities	47,322
Total liabilities	260,558
Net assets	$690,398

The final determination of the gain or loss on the disposition of the Tools Group requires further consideration including the evaluation of our indemnification obligations under the sale agreement, transaction costs and the timing of the close of the transaction.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
▪	the strength of product demand;
▪	the intensity of competition, including foreign competitors;
▪	pricing pressures;
▪	market acceptance of new product introductions;
▪	the introduction of new products by competitors;
▪	our ability to maintain and expand relationships with large retail stores;
▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;
▪	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
▪	the financial condition of our customers.
•	risks relating to our proposed acquisition of WICOR, including our ability to integrate WICOR successfully, to fully realize synergies on our anticipated timetable and to timely repay any debt incurred under the Bridge Facility in connection with such acquisition on desired terms;
•	risks relating to our proposed disposition of the Tools Group, including our ability to complete such disposition on our expected time table and obtain regulatory approvals on anticipated terms;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	our ability to continue to successfully generate savings from our supply management and lean enterprise initiatives;
•	our ability to successfully identify, complete, and integrate future acquisitions;
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;
•	our ability to access capital markets and obtain anticipated financing under favorable terms; and
•	no material declines in the fair market value of, or cash flows from, our cost method investments.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturer operating in three segments: Water, Enclosures, and Tools. Our Water segment manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water and generated 43 percent of total revenues in the first half of 2004. Our Enclosures segment designs, manufactures and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Our Enclosures segment accounted for 22 percent of total revenues in the first half of 2004. Our Tools segment designs, manufactures and markets a wide range of power tools under several well established trade names and generated 35 percent of total revenues in the first half of 2004.

Our Water segment has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.1 billion in 2003. We have identified a target market totaling $50 billion, representing a portion of the $350 billion global water market. We continue to capitalize on growth opportunities in the water industry as evidenced by four product line acquisitions in our Water segment in 2003 as well as the acquisition of Everpure on December 31, 2003 and year-over-year sales growth, exclusive of acquisitions and favorable currency translation, in the first half of 2004. In February 2004, we announced our agreement to acquire WICOR, the completion of which would mark a dramatic increase in sales in our water segment. In July 2004, we received clearance from the Federal Trade Commission for our acquisition of WICOR Industries and we expect to complete the transaction effective the close of business, July 31, 2004. We anticipate that the assimilation of these acquisitions into our water business operations will create a $2 billion business in the water industry.

Our Enclosures segment operates in a large global market with significant headroom in industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. During 2001 and 2002, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets. However, this segment experienced growth in 2003 and the first half of 2004 across the electrical and electronic markets and we believe it is well positioned to continue to improve performance. In addition, through the success of our Pentair Integrated Management System (PIMS) and supply management initiatives, we have increased Enclosures segment sequential margins for the tenth consecutive quarter.

Our Tools segment has been operating in a very competitive marketplace during the past few years. Pricing pressures and higher raw material costs have challenged our operating margins. On July 16, 2004, we signed a definitive agreement to sell the Tools Group to The Black & Decker Corporation for approximately $775 million. The transaction is expected to close in 2004, subject to customary closing conditions including the completion of regulatory clearances. The opportunities we expect in the expansion of our Water and Enclosure Groups, especially following the acquisition of WICOR, have led us to undertake the sale of the Tools Group as a significant step to build greater value for Pentair shareholders. We will continue to operate the Tools segment in the near-term and provide all appropriate management support and resources.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this stock split.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first half of 2004 and will likely impact our results in the future:

•	In the first half of 2004, we experienced year-over-year sales growth, exclusive of acquisitions and favorable currency translation, in all three of our segments.

•	We expect all three segments to continue to benefit from our key initiatives, including supply management and PIMS.

•	We have experienced a decrease in average selling prices in our Tools segment in some channels due to competitive market place pricing. We expect these competitive pressures to lessen somewhat, but still persist during the second half of 2004.

•	Free cash flow, defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the second straight year in 2003 and is expected to exceed $200 million in 2004. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	In the first half of 2004, we experienced favorable foreign currency effects, primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	Based on our current knowledge of the WICOR effective tax rate, we will likely experience a 50 basis point increase in our consolidated blended tax rate in 2004 to 35.5 percent, due to five months of consolidated WICOR operations, and another 50 basis point increase in 2005 to 36.0 percent, due to twelve months of consolidated WICOR operations. We will continue to pursue tax rate reduction opportunities.

•	Following the close of the WICOR acquisition, we expect our water operating income margins for the last half of 2004 to be lower by roughly 200 basis points compared to the prior year comparable period. The forecasted lower operating income margins will be due to the lower WICOR margins versus the Pentair Water margins and the anticipation of one-time integration costs.

•	If we are unable to close the Tools Group disposition in 2004, we will need to negotiate an extension to the Bridge Facility or repay it through a debt or equity issuance.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, ocean freight and fuel, health care and insurance.

Outlook

In the last half of 2004, our operating objectives include the following:

•	Continue to drive our five strategic initiatives: cash flow, supply management, PIMS, talent management, and organic sales growth;

•	Complete the integration of the December 31, 2003 Everpure acquisition;

•	Complete the WICOR acquisition and begin integration; and

•	Complete the Tools Group disposition.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 3 2004	June 28 2003	$ change	% change	July 3 2004	June 28 2003	$ change	% change
Net sales as reported	$813,873	$718,989	$94,884	13.2%	$1,581,014	$1,356,505	$224,509	16.6%

The components of the net sales change in 2004 from 2003 were as follows

	% Change from 2003
Percentages	Second quarter	Six months
Volume	12.3	15.4
Price	0.1	(0.3)
Currency	0.8	1.5
Total	13.2	16.6

Consolidated net sales

The 13.2 percent and 16.6 percent increase in consolidated net sales in the second quarter and first half of 2004 from 2003 was primarily driven by:

•	higher organic sales growth, principally in our Water and Enclosure segments;

•	our December 31, 2003 acquisition of Everpure;

•	selective increase in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases;

•	four more additional business days in the first half of 2004 compared to the prior year period; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

These increases were partially offset by:

•	a decline in average selling prices in some channels of our Tools segment due to competitive pricing.

Sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 3 2004	June 28 2003	$ change	% change	July 3 2004	June 28 2003	$ change	% change
Water	$353,316	$290,650	$62,666	21.6%	$667,297	$537,090	$130,207	24.2%
Enclosures	177,117	144,923	32,194	22.2%	351,588	284,234	67,354	23.7%
Tools	283,440	283,416	24	0.0%	562,129	535,181	26,948	5.0%
Total	$813,873	$718,989	$94,884	13.2%	$1,581,014	$1,356,505	$224,509	16.6%

Water

The 21.6 percent and 24.2 percent increase in Water segment net sales in the second quarter and first half of 2004 from 2003 was primarily driven by:

•	higher organic growth for pool and spa equipment, due to in-ground pool-building in the Sunbelt and replacement sales nationally;

•	our December 31, 2003 acquisition of Everpure;

•	an increase in water treatment sales, particularly residential valves, commercial valves and the addition of our new brine tank line;

•	strong sales of pumps for residential water systems, sump pumps and effluent pumps;

•	selective increase in selling prices to mitigate inflationary cost increases;

•	an increase in European sales, largely from increased valve sales and positive results from our pool equipment initiative;

•	four more additional business days in the first half of fiscal 2004 compared to the prior year period; and

•	favorable foreign currency effects.

Enclosures

The 22.2 percent and 23.7 percent increase in Enclosures segment net sales in the second quarter and first half of 2004 from 2003 was primarily driven by:

•	higher organic sales due to new distribution, new products, and higher demand from established industrial markets, as well as security, medical, networking, and commercial markets;

•	recovery in North American telecom and datacom sales;

•	an increase in European sales volume due to improved business activity at large OEMs, particularly in the test and measurement, automation and control, and telecom segments;

•	selective increase in selling prices to mitigate inflationary cost increases;

•	favorable foreign currency effects; and

•	four more additional business days in the first half of 2004 compared to the prior year period.

Tools

The unchanged Tools segment net sales in the second quarter and 5.0 percent increase in Tools segment net sales in the first half of 2004 from 2003 was primarily driven by:

•	stronger sales of portable power tools and stationary/bench-top tools in industrial channels;

•	increased pressure washer sales at a major home center;

•	stronger international sales;

•	sales of new private label power tools;

•	favorable foreign currency effects; and

•	four more additional business days in the first half of 2004 compared to the prior year period.

These increases were partially offset by:

•	a decline in average selling prices in some channels due to competitive pricing;

•	the change-out of accessories at a major home center in advance of a re-launch;

•	our removal of a couple of pressure washer SKUs in the club channel; and

•	loss of 2004 revenues following the bankruptcy of a major woodworking customer in late 2003.

Gross profit

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
Gross profit	$223,461	27.5%		$183,488	25.5%	$425,119	26.9%		$338,779	25.0%
Percentage point change		2.0	pts				1.9	pts

The 2.0 percentage point and 1.9 percentage point increases in gross profit as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	cost leverage from our increase in sales volume;

•	savings generated from our supply management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);

•	lower costs as a result of downsizing and productivity improvements throughout Pentair; and

•	our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	price declines in some channels of our Tools segment due to competitive pricing.

Selling, general and administrative (SG&A)

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
SG&A	$115,086	14.1%		$95,932	13.3%	$231,780	14.7%		$188,914	13.9%
Percentage point change		0.8	pts				0.8	pts

The 0.8 percentage point increase in SG&A expense as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily due to:

•	our December 31, 2003 acquisition of Everpure;

•	outside support of integration planning for the WICOR acquisition;

•	M&A expenses related to the WICOR acquisition and Tools disposition;

•	expenses related to downsizing; and

•	higher corporate governance costs including Sarbanes-Oxley compliance and external audit fees, and increased general insurance costs.

Research and development (R&D)

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
R&D	$11,829	1.5%		$11,224	1.6%	$23,756	1.5%		$21,345	1.6%
Percentage point change		(0.1	) pts				(0.1	) pts

The 0.1 percentage point decrease in R&D expense as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily due to:

•	increased spending related to new product development initiatives across all three segments was at a pace slightly below the sales increase resulting in a slightly lower percent of sales.

Operating income

Water

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
Operating income	$59,253	16.8%		$46,002	15.8%	$100,800	15.1%		$75,506	14.1%
Percentage point change		1.0	pts				1.0	pts

The 1.0 percentage point increase in Water segment operating income as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume;

•	selective increase in selling prices to mitigate inflationary cost increases; and

•	our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	increase in selling expenses;

•	inflationary cost increases;

•	outside support for integration planning for the WICOR acquisition; and

•	higher warranty, outbound freight and distribution costs.

Enclosures

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
Operating income	$21,590	12.2%		$11,703	8.1%	$40,944	11.6%		$21,568	7.6%
Percentage point change		4.1	pts				4.0	pts

The 4.1 percentage point and 4.0 percentage point increase in Enclosures segment operating income as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	leverage gained on volume expansion and as the result of savings realized from the continued success of PIMS and supply management activities;

•	selective increase in selling prices to mitigate inflationary cost increases; and

•	the absence of expenses associated with the closure of our Scottish operations included in the comparable prior period.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Tools

	Three months ended					Six months ended
In thousands	July 3 2004	% of sales		June 28 2003	% of sales	July 3 2004	% of sales		June 28 2003	% of sales
Operating income	$23,165	8.2%		$23,148	8.2%	$43,928	7.8%		$40,834	7.6%
Percentage point change		0.0	pts				0.2	pts

The unchanged percentage point and 0.2 percentage point increase in Tools segment operating income as a percent of sales in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	productivity gains and cost savings from PIMS and supply management activities; and

•	higher sales volume.

These increases were partially offset by:

•	a decline in average selling prices in some channels due to competitive pricing;

•	higher ocean transportation costs and material cost inflation, primarily steel;

•	costs associated with the Tools disposition; and

•	expenses related to downsizing.

Net interest expense

	Three months ended				Six months ended
In thousands	July 3 2004	June 28 2003	Difference	% change	July 3 2004	June 28 2003	Difference	% change
Net interest expense	$11,233	$9,837	$1,396	14.2%	$22,407	$19,830	$2,577	13.0%

The 14.2 percent and 13.0 percent increase in interest expense in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	an increase in fees related to our Bridge Facility; and

•	an increase in debt for the Everpure acquisition which was offset by lower outstanding debt due to cash flows from existing businesses.

Provision for income taxes

	Three months ended		Six months ended
In thousands	July 3 2004	June 28 2003	July 3 2004	June 28 2003
Income before income taxes	$85,313	$66,495	$147,176	$108,690
Provision for income taxes	29,853	22,608	51,504	36,954
Effective tax rate	35.0%	34.0%	35.0%	34.0%

The 1.0 percent increase in the tax rate in the second quarter and first half of 2004 from 2003 was primarily the result of:

•	increased operating income combined with the relatively fixed nature of many of our tax savings programs; and

•	the anticipated mix of our 2004 U.S. and foreign earnings.

Based on our current knowledge of the WICOR effective tax rate, we will likely experience a 50 basis point increase in our consolidated blended tax rate in 2004 to 35.5 percent, due to five months of consolidated WICOR operations, and another 50 basis point increase in 2005 to 36.0 percent, due to twelve months of consolidated WICOR operations. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	July 3 2004	December 31 2003	June 28 2003
Days of sales in accounts receivable	54	56	58
Days inventory on hand	61	63	65
Days in accounts payable	53	51	53

Operating activities

Cash provided by operating activities was $108.1 million in the first half of 2004, or $30.4 million higher compared with the same period in 2003. The increase was primarily attributable to an increase in net income. Working capital productivity improved, even with a 16.6 percent increase in net sales.

Investing activities

Capital expenditures in the first half of 2004 were $13.3 million compared with $18.9 million in the prior year period. We anticipate capital expenditures for fiscal 2004 to be approximately $40 to 50 million, primarily for new product development, selective increases in equipment capacity and general maintenance capital.

On April 5, 2004, we acquired all of the remaining stock of Pentair’s Tools Group’s Asian joint venture for $21.1 million in cash, $6.4 million of which is to be paid at the earlier of December 31, 2005 or 15 days following a sale of the Pentair Tools Group, plus contingent payments based on future sales and return on sales. The acquisition included cash acquired of $6.2 million and debt assumed of $9.0 million. We believe our completion of the purchase enhances both our overall cost position and our ability to provide customers with quality, innovative products and improved service. Pursuant to a maximum $5.0 million earn-out provision, the purchase price could increase depending primarily on whether the Asian joint venture business achieves quarterly return-on-sales targets from the second quarter of 2004 through the fourth quarter of 2005. The level of return on sales targets achieved in the second quarter will require a payment of $0.9 million. The maximum total contingent payments remaining based on the earn-out are $4.1 million.

In the first quarter of 2004, we paid $2.3 million for acquisition fees primarily related to the December 31, 2003 acquisition of Everpure.

In May 2004, we paid $3.9 million in purchase price adjustments related to the December 31, 2003 acquisition of Everpure. The adjustment primarily related to the final determination of closing date net assets.

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

Financing activities

Net cash used for financing activities was $69.1 million in the first half of 2004 compared with $29.2 million in the first half of 2003. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividends paid and cash received from stock option exercises.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. The Credit Facility is used as back-up liquidity to support 100% of commercial paper outstanding. As of July 3, 2004, we have $136.6 million of commercial paper outstanding that matures within 35 days. All of the commercial paper and $20 million of other maturing debt is classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at July 3, 2004, including outstanding commercial paper, was approximately $247 million.

We expect to complete the WICOR acquisition effective the close of business, July 31, 2004. We expect to fund the payment of the purchase price and related fees and expenses of the WICOR acquisition with our $850 million Bridge Facility and through availability under the Credit Facility. The interest rate and facility fee on the Bridge Facility varies based on our credit rating. Based on our existing credit rating, the interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility, will be the LIBOR rate plus 1.375%. The balance due under the Bridge Facility is repayable in full, with accrued interest, no later than December 31, 2004. On July 16, 2004, we signed a definitive agreement to sell our Tools Group to The Black & Decker Corporation for approximately $775 million. This transaction is expected to close in 2004, subject to customary closing conditions, including the completion of regulatory clearances. Proceeds from the Tools Group sale are required to be used to repay the Bridge Facility. We expect to pay the remainder of the Bridge Facility with availability under the Credit Facility. If we are unable to close the sale of our Tools Group in 2004, we will need to negotiate an extension to the Bridge Facility or repay it through a debt or equity issuance.

As a result of our announcement of an agreement to acquire WICOR in February 2004, Moody’s Investor Services confirmed the long-term rating for our Credit Facilities of Baa3 and changed our outlook to negative from stable. At the same time, Standard and Poor’s Rating Services placed our BBB corporate credit and other ratings on CreditWatch with negative implications. The change in rating outlook to negative from stable is a reflection of the increased financial and integration risks associated with the planned acquisition of WICOR. In addition, the timing of the sale of the Tools Group, while expected to occur in 2004, remains uncertain and subject to execution risk. We expect our ratings outlook to remain unchanged until the closing of the sale of the Tools Group.

Also in February 2004, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on our senior notes under our $225 million shelf registration under review for possible downgrade, due to structural subordination thereof. Existing lenders under our Credit Facility and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders do not benefit from such guarantees. In connection with the closing of the WICOR acquisition, we expect to execute a similar guarantee for the benefit of the $250 million senior note holders to avoid the downgrade due to the structural subordination.

We were in compliance with all debt covenants as of July 3, 2004. We have obtained an amendment to the Credit Facility to allow an increase to the ratio of total debt to EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) for the period that debt under the Bridge Facility is outstanding. In addition, during the period that debt under the Bridge Facility is outstanding, we are subject to additional limitations on share repurchases, dividends, acquisitions and sales of assets.

In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had no borrowings as of July 3, 2004.

As of July 3, 2004, our capital structure consisted of $752.7 million in total indebtedness and $1,344.8 million in shareholders’ equity. The ratio of debt-to-total capital at July 3, 2004 was 35.9 percent, compared with 39.0 percent at December 31, 2003 and 38.3 percent at June 28, 2003. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target from time to time as needed for operational purposes and/or acquisitions.

For the remainder of 2004, interest expense will be primarily driven by the timing of the closing of the Tools Group disposition.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first half of 2004 were $21.0 million or $0.21 per common share compared with $19.7 million or $0.20 per common share in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

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

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe our ability to convert net income into free cash flow gives us opportunities to invest in new growth initiatives to create shareholder value. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to fund acquisitions and repay debt. In addition, free cash flow is used as one criterion to measure and pay compensation-based incentives. The following table is a reconciliation of free cash flow with cash flows from operating activities:

	Six months ended
In thousands	July 3 2004	June 28 2003
Cash flow provided by operating activities	$108,071	$77,652
Capital expenditures	(13,340)	(18,935)
Free Cash Flow	$94,731	$58,717

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

There have been no material changes in our market risk during the quarter ended July 3, 2004. For additional information, refer to Item 7A of our 2003 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 3, 2004 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 3, 2004 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of July 3, 2004 and June 28, 2003, the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2004 and June 28, 2003, and cash flows for the six-month periods ended July 3, 2004 and June 28, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

July 30, 2004

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 4 – May 1, 2004	190,532	$29.78	—	500,000
May 2 – May 29, 2004	4,092	$29.94	—	500,000
May 30 – July 3, 2004	20,706	$32.23	—	500,000

(a)	The purchases in this column consist of the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated.
(b)	In December 2003, the Board of Directors authorized the repurchase of up to 500,000 shares of our common stock in open market or privately negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. The authorization expires on December 31, 2004. We did not repurchase any shares under the authorization during the quarter and six months ended July 3, 2004 and accordingly still have the authority to repurchase 500,000 shares.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on April 30, 2004. There were 49,898,708 shares of Common Stock entitled to vote at the meeting and a total of 44,291,562 shares (88.76%) were represented at the meeting.

Proposal 1. – Election of Directors

To elect four directors of the Company to terms expiring in 2006 and 2007. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Withheld
Glynis A. Bryan	43,249,611	1,041,951
David A. Jones	43,159,362	1,132,200
William T. Monahan	42,963,594	1,327,968
Karen E. Welke	42,441,389	1,850,173

The Company’s other directors that were in office prior to the Annual Meeting of Stockholders and with terms of office that continue after the Annual Meeting of Stockholders are Barbara B. Grogan, Stuart Maitland, Augusto Meozzi, Charles A. Haggerty and Randall J. Hogan.

Proposal 2. – Approval of the Compensation Plan for Non-Employee Directors

To approve the Compensation Plan for Non-Employee Directors. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
32,617,810	7,027,400	326,780	4,319,572

Proposal 3. – Approval of the Omnibus Stock Incentive Plan

To approve the Omnibus Stock Incentive Plan. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
32,745,466	6,977,733	248,591	4,319,572

Proposal 4. – Approval of the Employee Stock Purchase and Bonus Plan

To approve the Employee Stock Purchase and Bonus Plan. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
32,138,202	6,622,867	210,921	4,319,572

Proposal 5. – Approval of the International Stock Purchase and Bonus Plan

To approve the International Stock Purchase and Bonus Plan. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
32,818,920	6,879,712	273,598	4,319,572

Proposal 6. – Ratification of Appointment of Deloitte & Touche LLP as independent auditors for the company for 2004

To approve the selection of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2004. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
41,848,438	2,276,615	166,509	—

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
	2.1	Purchase Agreement between The Black & Decker Corporation and Pentair, Inc. dated as of July 16, 2004. (Incorporated by reference to Exhibit 99.2 contained in Pentair’s Current Report on Form 8-K dated July 16, 2004).

	15	Letter Regarding Unaudited Interim Financial Information

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
The Registrant filed the following Current Report on Form 8-K during the quarter ended July 3, 2004:

On April 23, 2004, the Company filed a Report on Form 8-K, under Item 5, to report it will not purchase on the open market shares of Pentair common stock in excess of 250,000 under the Outside Directors Plan, 1,000,000 under the ESPP and
250,000 under the ISPP without first obtaining further approval from Pentair Shareholders.
On April 26, 2004, the Company furnished a Report on Form 8-K, under Item 12, to report a press release announcing financial results for its first quarter ended April 3, 2004.
On May 4, 2004, the Company filed a Report on Form 8-K, under Item 5, to announce its Board of Directors had appointed
Michael G. Meyer, 45, vice president of treasury and tax and an executive officer of the company. The Report also announced the appointment of Ronald L. Merriman, 59, to the Pentair, Inc. Board of Directors.
On May 17, 2004, the Company filed a Report on Form 8-K, under Item 5, to announce its Board of Directors had approved a two-for-one stock split of the Company’s outstanding stock. The Report also announced that the Board of Directors approved an increase in the Company’s regular quarterly cash dividend.
On June 9, 2004, the Company filed a Report on Form 8-K, under Item 5, to announce the recognition of the operation of
Rule 416(a) under the Securities Act of 1933, as amended (the “Securities Act”) on, and undertaking to meet the requirements of Rule 416(b) under the Securities Act with respect to, the shares of our common stock registered on our
Registration Statement Nos. 333-115429, 333-115430, 333-115432, 33-38534, 33-45012, 333-12561and 333-75166.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2004.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended July 3, 2004

2.1	Purchase Agreement between The Black & Decker Corporation and Pentair, Inc. dated as of July 16, 2004. (Incorporated by reference to Exhibit 99.2 contained in Pentair’s Current Report on Form 8-K dated July 16, 2004).

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.