Form 10-Q
period 2004-10-02
PENTAIR INC
filed 2004-11-12
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 2, 2004

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

On October 29, 2004, 100,721,468 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
In thousands, except per-share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net sales	$607,767	$416,986	$1,626,653	$1,238,310
Cost of goods sold	437,983	306,571	1,155,145	905,573
Gross profit	169,784	110,415	471,508	332,737
Selling, general and administrative	96,882	59,471	264,794	187,998
Research and development	8,803	5,752	21,521	16,705
Operating income	64,099	45,192	185,193	128,034
Net interest expense	11,172	5,530	26,317	18,571
Income before income taxes	52,927	39,662	158,876	109,463
Provision for income taxes	19,835	12,687	55,548	34,739
Income from continuing operations	33,092	26,975	103,328	74,724
Income from discontinued operations, net of tax	14,810	11,400	40,247	35,387
Net income	$47,902	$38,375	$143,575	$110,111

Earnings per common share
Basic
Continuing operations	$0.33	$0.27	$1.04	$0.76
Discontinued operations	0.15	0.12	0.41	0.35
Basic earnings per common share	$0.48	$0.39	$1.45	$1.11

Diluted
Continuing operations	$0.32	$0.27	$1.02	$0.75
Discontinued operations	0.15	0.11	0.40	0.35
Basic earnings per common share	$0.47	$0.38	$1.42	$1.10

Weighted average common shares outstanding
Basic	99,502	98,868	99,083	98,809
Diluted	102,059	100,086	101,428	99,649

Cash dividends declared per common share	$0.110	$0.105	$0.320	$0.305

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	October 2 2004	December 31 2003	September 27 2003
Assets
Current assets
Cash and cash equivalents	$78,794	$47,989	$50,381
Accounts and notes receivable, net	397,098	251,475	232,018
Inventories	315,414	166,862	161,415
Current assets of discontinued operations	394,937	313,399	360,606
Deferred tax assets	45,304	30,871	38,367
Prepaid expenses and other current assets	30,967	18,854	17,330
Total current assets	1,262,514	829,450	860,117

Property, plant and equipment, net	335,976	233,106	228,314

Other assets
Assets of discontinued operations	565,071	539,892	540,398
Goodwill	1,619,635	997,183	875,197
Intangibles, net	259,770	98,490	7,545
Other	83,839	82,556	75,918
Total other assets	2,528,315	1,718,121	1,499,058
Total assets	$4,126,805	$2,780,677	$2,587,489

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$850,000	$—	$102
Current maturities of long-term debt	9,865	73,631	104,020
Accounts payable	184,741	93,043	95,721
Employee compensation and benefits	88,779	61,213	59,888
Accrued product claims and warranties	35,200	24,427	24,865
Current liabilities of discontinued operations	209,339	155,898	166,303
Income taxes	49,697	14,912	12,876
Other current liabilities	136,873	74,327	81,136
Total current liabilities	1,564,494	497,451	544,911

Long-term debt	737,719	732,862	558,610
Pension and other retirement compensation	129,779	100,234	133,935
Post-retirement medical and other benefits	58,007	26,227	26,387
Deferred tax liabilities	140,656	60,636	30,446
Other noncurrent liabilities	61,861	62,208	62,863
Liabilities of discontinued operations	41,598	39,581	34,033
Total liabilities	2,734,114	1,519,199	1,391,185

Minority interest	2,672	—	—

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 100,626,064, 99,005,084, and 98,775,464 shares issued and outstanding, respectively	16,771	8,250	8,235
Additional paid-in capital	500,887	492,619	488,630
Retained earnings	872,499	760,966	740,113
Unearned restricted stock compensation	(7,768)	(6,189)	(7,898)
Accumulated other comprehensive income (loss)	7,630	5,832	(32,776)
Total shareholders’ equity	1,390,019	1,261,478	1,196,304
Total liabilities and shareholders’ equity	$4,126,805	$2,780,677	$2,587,489

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In thousands	October 2 2004	September 27 2003
Operating activities
Net income	$143,575	$110,111
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(40,247)	(35,387)
Depreciation	34,946	32,132
Amortization	10,310	3,578
Deferred income taxes	(449)	10,766
Stock compensation	—	306
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	13,611	(1,601)
Inventories	(46,043)	9,016
Prepaid expenses and other current assets	(13,835)	(4,690)
Accounts payable	14,090	(1,205)
Employee compensation and benefits	6,127	7,724
Accrued product claims and warranties	2,009	(1,073)
Income taxes	24,602	902
Other current liabilities	28,914	4,467
Pension and post-retirement benefits	7,121	7,514
Other assets and liabilities	(1,059)	1,878
Net cash provided by continuing operations	183,672	144,438
Net cash provided by discontinued operations	14,031	33,891
Net cash provided by operating activities	197,703	178,329

Investing activities
Capital expenditures	(28,553)	(29,720)
Acquisitions, net of cash acquired	(877,717)	(19,409)
Payments from sale of businesses	—	(2,400)
Equity investments	—	(5,426)
Other	—	48
Net cash used for investing activities	(906,270)	(56,907)

Financing activities
Net short-term borrowings (repayments)	845,838	(771)
Proceeds from long-term debt	231,516	486,657
Repayment of long-term debt	(317,152)	(558,816)
Proceeds from exercise of stock options	10,225	510
Dividends paid	(32,042)	(30,106)
Net cash provided by (used for) financing activities	738,385	(102,526)

Effect of exchange rate changes on cash and cash equivalents	987	(8,163)
Change in cash and cash equivalents	30,805	10,733
Cash and cash equivalents, beginning of period	47,989	39,648
Cash and cash equivalents, end of period	$78,794	$50,381

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

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday. As a result, the first nine months of 2004 had four additional business days when compared with the comparable 2003 period. The impact of these extra days will reverse in the fourth quarter of 2004 which will be shorter by three days than the comparable 2003 quarter.

All share and per share amounts have been restated to give retroactive effect to the June 2004 stock split (see Note 4).

On July 16, 2004, we signed a definitive agreement to sell our Tools Group to The Black and Decker Corporation (“BDK”). The Tools Group comprises the Porter-Cable, Delta, DeVilbiss Air Power, Oldham Saw, and FLEX brands, among others. Tools Group products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers. The Tools Group employed approximately 4,200 people at facilities in North America, Europe and Asia.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post closing adjustments. These financial statements have been restated to reflect our Tools Group as a discontinued operation (see Note 6).

2.	New Accounting Standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, the adoption of FSP 106-2 did not have any effect on our financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than temporary. In September 2004, the FASB approved FSP EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

During March 2004, the FASB issued an exposure draft of a new standard entitled Share Based Payment, which would amend Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation, and SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing of stock options issued by the Company in the financial statements. See Note 3 for pro forma disclosures regarding the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of the exposure draft and SFAS No. 123. Depending on the model used to calculate stock-based compensation expense in the future, the pro forma disclosure in Note 3 may not be indicative of the stock-based compensation expense to be recognized in future financial statements. While the final statement is subject to change, it is currently anticipated it will become effective for periods beginning after June 15, 2005. We are currently in the process of evaluating this proposal.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

3.	Stock-based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

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

The following table illustrates the effect on income from continuing operations and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model:

	Three months ended		Nine months ended
In thousands, except per-share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Income from continuing operations — as reported	$33,092	$26,975	$103,328	$74,724
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(3,085)	(1,705)	(8,294)	(3,864)
Income from continuing operations — pro forma	$30,007	$25,270	$95,034	$70,860

Earnings per common share — continuing operations
Basic — as reported	$0.33	$0.27	$1.04	$0.76
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.02)	(0.08)	(0.04)
Basic — pro forma	$0.30	$0.25	$0.96	$0.72

Diluted — as reported	$0.32	$0.27	$1.02	$0.75
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.02)	(0.08)	(0.04)
Diluted — pro forma	$0.29	$0.25	$0.94	$0.71

Weighted average common shares outstanding
Basic	99,502	98,868	99,083	98,809
Diluted	102,059	100,086	101,428	99,649

The weighted-average fair value of options granted was $8.32 and $5.74 for the nine months ended October 2, 2004 and September 27, 2003, respectively. We estimated the fair values using the Black-Scholes option pricing model, modified for dividends, using the following assumptions:

Percentages	October 2 2004	September 27 2003
Risk-free interest rate	3.31%	2.86%
Dividend yield	1.30%	2.00%
Expected stock price volatility	38.00%	40.00%
Expected lives	4.5 yrs.	5.0 yrs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

4.	Earnings Per Common Share

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this stock split.

Basic and diluted earnings per share from continuing operations were calculated using the following:

	Three months ended		Nine months ended
In thousands, except per-share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Income from continuing operations	$33,092	$26,975	$103,328	$74,724

Weighted average common shares outstanding — basic	99,502	98,868	99,083	98,809
Dilutive impact of stock options and restricted stock	2,557	1,218	2,345	840
Weighted average common shares outstanding — diluted	102,059	100,086	101,428	99,649

Earnings per common share — basic	$0.33	$0.27	$1.04	$0.76
Earnings per common share — diluted	$0.32	$0.27	$1.02	$0.75

Stock options excluded from the calculation of diluted earnings per share because the effect was anti-dilutive	37	49	125	1,530

5.	Acquisitions

Effective July 31, 2004, we completed the acquisition of all of the capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $876.9 million in cash, including cash acquired and debt assumed of $15.5 million and $21.6 million, respectively. The acquisition was effected pursuant to a Stock Purchase Agreement, dated February 3, 2004, among the Company, WICOR and WEC. Our acquisition of WICOR, which manufactures water system, filtration and pool equipment products under the Sta-Rite, SHURflo and Hypro brands, has created a $2 billion water technology business with approximately 8,200 employees worldwide that will now be known as Pentair Water. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing Credit Facility.

The initial allocation of purchase price for the WICOR acquisition was based on preliminary estimates and will be revised as asset valuations are finalized and further information is obtained on the fair value of liabilities.

The initial purchase price for WICOR has been allocated based on management’s estimates and independent appraisals as follows:

In thousands	Estimated Fair Value
Current assets	$299,998
Property, plant, and equipment	118,385
Goodwill	600,474
Intangibles	182,000
Other noncurrent assets	3,760
Total assets acquired	$1,204,617

Current maturities of long-term debt	$18,459
Current liabilities	163,390
Long-term debt	3,162
Pension and other retirement compensation	27,336
Post-retirement medical and other benefits	32,189
Deferred tax liabilities	79,008
Other noncurrent liabilities	1,533
Total liabilities assumed	325,077

Minority interest	2,674
Net assets acquired	$876,866

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The minority interest represents joint venture interests in which we are the majority shareholder and have a third party ownership interest.

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

In thousands	Amortization Period	Fair Value
Finite-life intangible assets
Patented and proprietary technology	14.2 Years	$39,600
Customer relationships	18.0 Years	62,900

Weighted average amortization period	16.5 Years	$102,500

Indefinite-life intangible assets
Trade marks and trade names	n/a	$79,500
Goodwill	n/a	600,474	*

		$679,974

* Approximately $70.6 million of goodwill is tax deductible.

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (“Everpure”) from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million. Everpure is a leading global provider of water filtration products and services for the commercial and consumer sectors. Everpure products include a wide array of filtration systems and cartridges for various applications. Preliminary valuations of identifiable intangible assets acquired as part of the acquisition were $91.1 million, including $49.3 million of definite-lived intangible assets with a weighted average amortization period of 16 years. Goodwill recorded as part of the initial purchase price allocation was $105.3 million, of which approximately $104.0 million is tax deductible. During the quarter ended July 3, 2004, goodwill recorded as part of the initial purchase price allocation was adjusted to $107.7 million, an increase of $2.4 million, primarily due to a final purchase price adjustment. During the quarter ended October 2, 2004, goodwill was increased approximately $19.3 million offset mainly by a decrease in amortizable intangible assets following the determination of the final allocation of goodwill and intangible assets based on a third party valuation. We continue to evaluate the purchase price allocation of Everpure and we expect to revise it as better information becomes available in the fourth quarter of 2004.

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

	Three months ended		Nine months ended
In thousands, except per-share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Pro forma net sales	$671,381	$619,004	$2,107,610	$1,849,339
Pro forma income from continuing operations	35,966	34,377	116,831	97,368
Pro forma net income	50,776	45,777	157,078	132,755

Pro forma earnings per common share - continuing operations
Basic	$0.36	$0.35	$1.18	$0.99
Diluted	$0.35	$0.34	$1.15	$0.98

Weighted average common shares outstanding
Basic	99,502	98,868	99,083	98,809
Diluted	102,059	100,086	101,428	99,649

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

6.	Discontinued Operations

On July 16, 2004, we signed a definitive agreement to sell our Tools Group to BDK. The Tools Group comprised the Porter-Cable, Delta, DeVilbiss Air Power, Oldham Saw, and FLEX brands, among others. Tools Group products include woodworking machinery, portable power tools, power tool accessories, metal and stoneworking tools, pneumatic tools, compressors, generators, and pressure washers. The Tools Group employed approximately 4,200 people at facilities in North America, Europe and Asia.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments.

Our financial statements have been restated to reflect the Tools Group as a discontinued operation for all periods presented. Operating results of the discontinued Tools Group are summarized below. The amounts exclude general corporate overhead previously allocated to the Tools Group. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations to the total net assets of Pentair.

	Three months ended		Nine months ended
In thousands, except per-share data	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net sales	$279,982	$268,028	$842,110	$803,209

Earnings before income taxes	24,003	18,483	65,231	57,372
Income tax expense	(9,193)	(7,083)	(24,984)	(21,985)
Earnings from operations, net of income taxes	14,810	11,400	40,247	35,387

Net income	$14,810	$11,400	$40,247	$35,387

Net assets of the discontinued Tools Group consisted of the following;

In thousands	October 2 2004	December 31 2003	September 27 2003
Current assets	$394,937	$313,399	$360,606
Property, plant, and equipment	128,050	110,444	111,817
Goodwill	409,661	376,366	375,424
Other noncurrent assets	27,360	53,082	53,157
Total assets	$960,008	$853,291	$901,004

Current liabilities	$209,339	$155,898	$166,303
Other noncurrent liabilities	41,598	39,581	34,033
Total liabilities	250,937	195,479	200,336
Net assets	$709,071	$657,812	$700,668

7.	Inventories

Inventories from continuing operations were comprised of:

In thousands	October 2 2004	December 31 2003	September 27 2003
Raw materials and supplies	$112,126	$54,957	$56,337
Work-in-process	34,351	17,331	17,193
Finished goods	168,937	94,574	87,885
Total inventories	$315,414	$166,862	$161,415

The net increase in inventories is primarily the result of our acquired WICOR inventories.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Comprehensive Income

Comprehensive income and its components, net of tax, were as follows:

In thousands	Three months ended		Nine months ended
	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net income	$47,902	$38,375	$143,575	$110,111
Changes in cumulative foreign currency translation adjustment	6,122	(4,158)	299	12,414
Changes in market value of derivative financial instruments classified as cash flow hedges	119	192	1,499	(5,045)
Comprehensive income	$54,143	$34,409	$145,373	$117,480

The net foreign currency translation gain for the three months and nine months ended October 2, 2004 resulted from the strengthening of the Euro against the U.S. dollar. The net foreign currency translation loss for the three months ended September 27, 2003 resulted primarily from the weakening Euro against the U.S. dollar. The net foreign currency translation gain for the nine months ended September 27, 2003 resulted primarily from the strengthening of the Euro against the U.S. dollar.

The change in market value of derivative financial instruments for the three months and nine months ended October 2, 2004 resulted from increasing interest rates and the passage of time toward maturity of the underlying derivative instruments. The change in market value of derivative financial instruments for the three months and nine months ended September 27, 2003 resulted from changes in the value of outstanding hedging instruments, primarily related to the Euro. Fluctuations in the value of hedging instruments are offset by changes in the cash flows of the underlying exposures being hedged.

9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended October 2, 2004 by segment were as follows:

In thousands	Water	Enclosures	Consolidated
Balance December 31, 2003	$803,573	$193,610	$997,183
Acquired	600,563	—	600,563
Purchase accounting adjustments	23,505	—	23,505
Foreign currency translation	(880)	(736)	(1,616)
Balance October 2, 2004	$1,426,761	$192,874	$1,619,635

The purchase accounting adjustment in the Water segment was primarily related to a $19.3 million increase to goodwill offset mainly by a decrease in amortizable intangible assets related to the acquisition of Everpure. The adjustment was driven by the determination of the final allocation of goodwill and intangible assets based on a third party valuation.

Intangible assets, other than goodwill, are comprised of:

	October 2, 2004			December 31, 2003
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Finite-life intangible assets
Patents	$47,248	$(2,114)	$45,134	$14,629	$(914)	$13,715
Non-compete agreements	7,445	(3,889)	3,556	5,818	(2,871)	2,947
Proprietary technology	12,323	(856)	11,467	12,900	—	12,900
Customer relationships	83,523	(1,915)	81,608	25,000	—	25,000
Other	—	—	—	2,700	(576)	2,124
Total finite-life intangible assets	$150,539	$(8,774)	$141,765	$61,047	$(4,361)	$56,686

Indefinite-life intangible assets
Trademarks	$118,005	$—	$118,005	$41,804	$—	$41,804

Total intangibles, net			$259,770			$98,490

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Amortization expense for the nine months ended October 2, 2004 was approximately $4.4 million. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2004 Q4	2005	2006	2007	2008	2009
Estimated amortization expense	$2,724	$10,829	$10,461	$10,177	$9,273	$9,104

10.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate October 2, 2004	Maturity (Year)	October 2 2004	December 31 2003	September 27 2003
Commercial paper, maturing within 41 days	2.42%		$169,638	$64,806	$73,379
Revolving credit facilities	3.19%	2006	72,100	184,200	23,800
Private placement - fixed rate	5.50%	2007-2013	135,000	183,910	181,521
Private placement - floating rate	2.80%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	3.10%	2004-2009	15,035	17,859	26,192
Total contractual debt obligations			741,773	800,775	654,892
Interest rate swap monetization deferred income			5,831	6,705	6,997
Fair value adjustment of hedged debt			(20)	(987)	741
Total long-term debt, including current portion per balance sheet			747,584	806,493	662,630
Less current maturities			(9,865)	(73,631)	(104,020)
Long-term debt			737,719	732,862	558,610
Short-term borrowings	3.04%	2004	850,000	—	102
Total debt			$1,587,719	$732,862	$558,712

We currently have a $500 million multi-currency revolving credit facility (the “Credit Facility”) with various banks that expires on July 25, 2006. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of October 2, 2004, we had $169.6 million of commercial paper outstanding that matured within 41 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at October 2, 2004, including outstanding commercial paper, was approximately $258 million.

Effective following the close of business on July 31, 2004, we completed the acquisition of WICOR. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with the $850 million Bridge Facility and through additional borrowings available under our existing Credit Facility. The interest rate and facility fee on the Bridge Facility varies based on our credit rating. Based on our existing credit rating, the interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility is LIBOR plus 1.375%. Upon the settlement of the Bridge Facility, the interest rate on loans under the Credit Facility is LIBOR plus 1.125%.

On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale to pay down the Bridge Facility. We repaid the remainder of the Bridge Facility with availability under the Credit Facility.

We were in compliance with all debt covenants as of October 2, 2004.

In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had no borrowings as of October 2, 2004.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Long-term debt outstanding at October 2, 2004, matures on a calendar year basis by contractual debt maturity as follows (excluding effects of the Bridge Facility):

In thousands	2004 Q4	2005	2006	2007	2008	2009	Thereafter	Total
Contractual long-term debt obligation maturities	$8,698	$3,363	$241,955	$37,757	$—	$250,000	$200,000	$741,773
Other maturities	292	1,166	1,166	1,166	1,166	855	—	5,811
Total maturities	$8,990	$4,529	$243,121	$38,923	$1,166	$250,855	$200,000	$747,584

11.	Benefit Plans

Components of net periodic benefit cost for the three months and nine months ended October 2, 2004 and September 27, 2003 are as follows:

	Three months ended
	Pension Benefits		Post-retirement
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Service cost	$4,367	$3,816	$224	$140
Interest cost	7,216	5,973	897	568
Expected return on plan assets	(7,417)	(6,187)	—	—
Amortization of transition obligation	32	5	—	—
Amortization of prior year service cost (benefit)	116	163	(145)	(231)
Recognized net actuarial loss	258	168	—	—
Net periodic benefit cost	$4,572	$3,938	$976	$477
Continuing operations	$3,696	$3,102	$790	$236
Discontinued operations	876	836	186	242
Net periodic benefit cost	$4,572	$3,938	$976	$478

	Nine months ended
	Pension Benefits		Post-retirement
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Service cost	$12,165	$11,447	$483	$419
Interest cost	19,795	17,918	2,008	1,705
Expected return on plan assets	(20,342)	(18,561)	—	—
Amortization of transition obligation	95	15	—	—
Amortization of prior year service cost (benefit)	349	488	(436)	(692)
Recognized net actuarial loss	773	504	—	—
Net periodic benefit cost	$12,835	$11,811	$2,055	$1,432
Continuing operations	$10,207	$9,304	$1,498	$707
Discontinued operations	2,628	2,507	557	725
Net periodic benefit cost	$12,835	$11,811	$2,055	$1,432

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to make contributions in the range of $10 million to $15 million to our pension plans in 2004 and we believe the expected contribution range continues to be appropriate.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

12.	Business Segments

Financial information by reportable segment for the three months and nine months ended October 2, 2004 and September 27, 2003 are shown below:

	Three months ended		Nine months ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Net sales to external customers
Water	$426,670	$270,903	$1,093,967	$807,993
Enclosures	181,097	146,083	532,686	430,317
Consolidated	$607,767	$416,986	$1,626,653	$1,238,310
Intersegment sales
Water	$26	$(2)	$76	$40
Enclosures	3	150	1,321	605
Other	(29)	(148)	(1,397)	(645)
Consolidated	$—	$—	$—	$—
Operating income (loss)
Water	$47,410	$36,197	$148,210	$111,703
Enclosures	23,211	13,555	64,155	35,123
Other	(6,522)	(4,560)	(27,172)	(18,792)
Consolidated	$64,099	$45,192	$185,193	$128,034
Depreciation
Water	$8,885	$5,457	$19,728	$16,501
Enclosures	4,859	4,952	14,493	15,271
Other	275	120	725	360
Consolidated	$14,019	$10,529	$34,946	$32,132
Amortization
Water	$2,215	$386	$4,855	$1,153
Enclosures	—	—	—	—
Other	1,818	808	5,455	2,425
Consolidated	$4,033	$1,194	$10,310	$3,578
Capital Expenditures
Water	$5,679	$4,316	$11,988	$11,401
Enclosures	6,128	1,320	9,983	3,682
Other	3,406	5,148	6,582	14,637
Consolidated	$15,213	$10,784	$28,553	$29,720
Continuing operations	$12,381	$6,269	$22,793	$18,369
Discontinued operations	2,832	4,515	5,760	11,351
Consolidated	$15,213	$10,784	$28,553	$29,720

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Identifiable assets by reportable segment are shown below:

In thousands	October 2 2004	December 31 2003	September 27 2003
Water	$2,507,323	$1,321,128	$1,084,737
Enclosures	489,949	462,837	464,928
Other	169,525	143,421	136,820
Continuing operations	$3,166,797	$1,927,386	$1,686,485
Discontinued operations	960,008	853,291	901,004
Consolidated	$4,126,805	$2,780,677	$2,587,489

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following table presents certain net sales geographic information:

	Three months ended		Nine months ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
North America	$501,223	$346,081	$1,326,066	$1,026,606
Europe	77,521	57,141	235,728	177,953
Asia and Other	29,023	13,764	64,859	33,751
Consolidated	$607,767	$416,986	$1,626,653	$1,238,310

Net sales are based on the location in which the sale originated. No foreign country’s net sales to unaffiliated customers were material.

13.	Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases for the nine months ended October 2, 2004 and September 27, 2003 is as follows:

	Three months ended		Nine months ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Gross rental expense	$6,497	$6,182	$19,470	$18,013
Sublease rental expense	(72)	—	(215)	—
Net rental expense	$6,425	$6,182	$19,255	$18,013

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment, is as follows:

In thousands	2004 Q4	2005	2006	2007	2008	2009	Thereafter	Total
Minimum lease payments	$7,523	$23,705	$20,914	$14,437	$11,326	$11,149	$23,314	$112,368
Minimum sublease rentals	(287)	(1,012)	(904)	(723)	(723)	(700)	(663)	(5,012)
Net future minimum lease commitments	$7,236	$22,693	$20,010	$13,714	$10,603	$10,449	$22,651	$107,356

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past 10 years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the Federal Cartridge Company ammunition business in 1997, and Lincoln Industrial in 2001, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We have recently settled one such claim in 2003 and our recorded accrual was adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with accounting principles generally accepted in the United States of America. As of October 2, 2004, our reserve for such environmental liabilities was approximately $9.5 million, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

We have guaranteed the indebtedness of a customer, whose outstanding debt at October 2, 2004 and December 31, 2003 was $1.7 million and $2.0 million, respectively. The debt amount is a declining balance and scheduled to be paid in full by June 2007. The liability relating to the guarantee is not material.

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. In addition, we incur discretionary costs to service our products in connection with product performance issues.

The changes in the carrying amount of service and product warranties from continuing operations for the nine months ended October 2, 2004 and September 27, 2003 are as follows:

In thousands	October 2 2004	September 27 2003
Balance at beginning of the period	$14,427	$15,158
Service and product warranty provision	24,640	16,647
Payments	(22,399)	(17,842)
Warranty liabilities acquired	8,531	672
Translation	1	230
Balance at end of the period	$25,200	$14,865

14.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of October 4, 2004 and December 31, 2003, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003, and statements of cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the three months ended October 2, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$505,023	$123,626	$(20,882)	$607,767
Cost of goods sold	368	371,146	86,890	(20,421)	437,983
Gross profit	(368)	133,877	36,736	(461)	169,784
Selling, general and administrative	2,202	71,818	23,323	(461)	96,882
Research and development	—	6,945	1,858	—	8,803
Operating (loss) income	(2,570)	55,114	11,555	—	64,099
Net interest (income) expense	(5,843)	16,679	336	—	11,172
Income before income taxes	3,273	38,435	11,219	—	52,927
Provision for income taxes	753	14,818	4,264	—	19,835
Income from continuing operations	2,520	23,617	6,955	—	33,092
Income from discontinued operations, net of tax	—	10,455	4,355	—	14,810
Net income	$2,520	$34,072	$11,310	$—	$47,902

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the nine months ended October 2, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,342,114	$341,077	$(56,538)	$1,626,653
Cost of goods sold	1,245	972,409	237,086	(55,595)	1,155,145
Gross profit	(1,245)	369,705	103,991	(943)	471,508
Selling, general and administrative	7,292	194,881	63,564	(943)	264,794
Research and development	—	16,178	5,343	—	21,521
Operating (loss) income	(8,537)	158,646	35,084	—	185,193
Net interest (income) expense	(25,699)	50,593	1,423	—	26,317
Income before income taxes	17,162	108,053	33,661	—	158,876
Provision for income taxes	3,947	39,718	11,883	—	55,548
Income from continuing operations	13,215	68,335	21,778	—	103,328
Income from discontinued operations, net of tax	—	31,458	8,789	—	40,247
Net income	$13,215	$99,793	$30,567	$—	$143,575

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

October 2, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,973	$20,928	$50,893	$—	$78,794
Accounts and notes receivable, net	915	308,959	105,894	(18,670)	397,098
Inventories	—	229,768	85,646	—	315,414
Current assets of discontinued operations	278	309,501	85,158	—	394,937
Deferred tax assets	58,844	31,792	2,748	(48,080)	45,304
Prepaid expenses and other current assets	8,277	14,121	12,086	(3,517)	30,967
Total current assets	75,287	915,069	342,425	(70,267)	1,262,514

Property, plant and equipment, net	7,627	247,210	81,139	—	335,976

Other assets
Assets of discontinued operations	—	480,225	84,846	—	565,071
Investments in subsidiaries	1,766,381	62,343	45,996	(1,874,720)	—
Goodwill	—	1,436,532	183,103	—	1,619,635
Intangibles, net	—	257,832	1,938	—	259,770
Other	69,647	9,767	4,425	—	83,839
Total other assets	1,836,028	2,246,699	320,308	(1,874,720)	2,528,315
Total assets	$1,918,942	$3,408,978	$743,872	$(1,944,987)	$4,126,805

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$850,000	$—	$—	$—	850,000
Current maturities of long-term debt	1,166	343	12,150	(3,794)	9,865
Accounts payable	3,590	141,743	56,195	(16,787)	184,741
Employee compensation and benefits	8,540	52,510	27,729	—	88,779
Accrued product claims and warranties	10,000	21,375	3,825	—	35,200
Current liabilities of discontinued operations	685	137,654	71,000	—	209,339
Income taxes	36,894	7,538	5,265	—	49,697
Other current liabilities	22,291	96,520	21,562	(3,500)	136,873
Total current liabilities	933,166	457,683	197,726	(24,081)	1,564,494

Long-term debt	731,383	1,439,778	17,929	(1,451,371)	737,719
Pension and other retirement compensation	57,439	26,570	45,770	—	129,779
Post-retirement medical and other benefits	13,874	44,133	—	—	58,007
Deferred tax liabilities	—	160,536	28,200	(48,080)	140,656
Due to / (from) affiliates	(1,267,097)	1,155,577	334,953	(223,433)	—
Other noncurrent liabilities	57,216	2,807	1,838	—	61,861
Liabilities of discontinued operations	2,942	9,496	29,160	—	41,598
Total liabilities	528,923	3,296,580	655,576	(1,746,965)	2,734,114

Minority interest	—	—	2,672	—	2,672

Shareholders’ equity	1,390,019	112,398	85,624	(198,022)	1,390,019
Total liabilities and shareholders’ equity	$1,918,942	$3,408,978	$743,872	$(1,944,987)	$4,126,805

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended October 2, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$13,215	$99,792	$30,568	$—	$143,575
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(31,458)	(8,789)	—	(40,247)
Depreciation	724	27,033	7,189	—	34,946
Other amortization	5,455	4,709	146	—	10,310
Deferred income taxes	(23)	116	(542)	—	(449)
Stock compensation	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	782	6,932	588	5,309	13,611
Inventories	—	(37,757)	(8,286)	—	(46,043)
Prepaid expenses and other current assets	(1,569)	(635)	(7,216)	(4,415)	(13,835)
Accounts payable	1,588	14,330	1,595	(3,423)	14,090
Employee compensation and benefits	(534)	2,296	4,365	—	6,127
Accrued product claims and warranties	—	1,690	319	—	2,009
Income taxes	2,302	10,700	11,600	—	24,602
Other current liabilities	7,742	7,511	9,233	4,428	28,914
Pension and post-retirement benefits	4,697	209	2,215	—	7,121
Other assets and liabilities	(570)	(2,016)	1,527	—	(1,059)
Net cash provided by continuing operations	33,809	103,452	44,512	1,899	183,672
Net cash provided by discontinued operations	1,359	6,918	5,754.00	—	14,031
Net cash provided by operating activities	35,168	110,370	50,266	1,899	197,703

Investing activities
Capital expenditures	(823)	(22,626)	(5,104)	—	(28,553)
Acquisitions, net of cash acquired	(867,336)	(10,069)	(312)	—	(877,717)
Investment in subsidiaries	95,460	(64,169)	(29,392)	(1,899)	—
Net cash used for investing activities	(772,699)	(96,864)	(34,808)	(1,899)	(906,270)

Financing activities
Net short-term borrowings (repayments)	845,838	—	—	—	845,838
Proceeds from long-term debt	231,516	—	—	—	231,516
Repayment of long-term debt	(317,152)	—	—	—	(317,152)
Proceeds from exercise of stock options	10,225	—	—	—	10,225
Dividends paid	(32,042)	—	—	—	(32,042)
Net cash provided by (used for) financing activities	738,385	—	—	—	738,385

Effect of exchange rate changes on cash	2,464	(315)	(1,162)	—	987
Change in cash and cash equivalents	3,318	13,191	14,296	—	30,805
Cash and cash equivalents, beginning of period	3,655	7,737	36,597	—	47,989
Cash and cash equivalents, end of period	$6,973	$20,928	$50,893	$—	$78,794

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the three months ended September 27, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$346,836	$80,138	$(9,988)	$416,986
Cost of goods sold	258	258,543	58,296	(10,526)	306,571
Gross profit	(258)	88,293	21,842	538	110,415
Selling, general and administrative	(271)	47,863	11,341	538	59,471
Research and development	—	4,405	1,347	—	5,752
Operating income	13	36,025	9,154	—	45,192
Net interest (income) expense	(5,179)	9,502	1,207	—	5,530
Income before income taxes	5,192	26,523	7,947	—	39,662
Provision for income taxes	1,194	8,314	3,179	—	12,687
Income from continuing operations	3,998	18,209	4,768	—	26,975
Income from discontinued operations, net of tax	—	10,211	1,189	—	11,400
Net income	$3,998	$28,420	$5,957	$—	$38,375

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the nine months ended September 27, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,031,625	$237,702	$(31,017)	$1,238,310
Cost of goods sold	966	766,117	171,063	(32,573)	905,573
Gross profit	(966)	265,508	66,639	1,556	332,737
Selling, general and administrative	958	145,654	39,830	1,556	187,998
Research and development	—	12,642	4,063	—	16,705
Operating (loss) income	(1,924)	107,212	22,746	—	128,034
Net interest (income) expense	(14,569)	29,841	3,299	—	18,571
Income before income taxes	12,645	77,371	19,447	—	109,463
Provision for income taxes	2,908	24,052	7,779	—	34,739
Income from continuing operations	9,737	53,319	11,668	—	74,724
Income from discontinued operations, net of tax	—	32,980	2,407	—	35,387
Net income	$9,737	$86,299	$14,075	$—	$110,111

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

December 31, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,655	$7,737	$36,597	$—	$47,989
Accounts and notes receivable, net	1,697	194,664	68,475	(13,361)	251,475
Inventories	—	123,178	43,684	—	166,862
Current assets of discontinued operations	2,088	273,611	37,700	—	313,399
Deferred tax assets	58,894	19,739	392	(48,154)	30,871
Prepaid expenses and other current assets	6,628	5,979	14,179	(7,932)	18,854
Total current assets	72,962	624,908	201,027	(69,447)	829,450

Property, plant and equipment, net	7,875	167,317	57,914	—	233,106

Other assets
Assets of discontinued operations	—	486,398	53,494	—	539,892
Investments in subsidiaries	1,601,177	5,496	48,085	(1,654,758)	—
Goodwill	—	815,212	181,971	—	997,183
Intangibles, net	—	98,484	6	—	98,490
Other	74,544	4,721	3,291	—	82,556
Total other assets	1,675,721	1,410,311	286,847	(1,654,758)	1,718,121
Total assets	$1,756,558	$2,202,536	$545,788	$(1,724,205)	$2,780,677
Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$—	$—	—
Current maturities of long-term debt	36,166	396	40,384	(3,315)	73,631
Accounts payable	2,001	73,706	30,699	(13,363)	93,043
Employee compensation and benefits	7,725	35,360	18,128	—	61,213
Accrued product claims and warranties	10,000	11,587	2,840	—	24,427
Current liabilities of discontinued operations	685	132,714	22,499	—	155,898
Income taxes	35,362	(20,119)	(331)	—	14,912
Other current liabilities	16,494	48,577	17,185	(7,929)	74,327
Total current liabilities	108,433	282,221	131,404	(24,607)	497,451

Long-term debt	728,558	1,322,649	13,345	(1,331,690)	732,862
Pension and other retirement compensation	57,207	3,209	39,818	—	100,234
Post-retirement medical and other benefits	14,583	11,644	—	—	26,227
Deferred tax liabilities	—	82,329	26,461	(48,154)	60,636
Due to / (from) affiliates	(477,557)	282,310	235,011	(39,764)	—
Other noncurrent liabilities	60,463	1,510	235	—	62,208
Liabilities of discontinued operations	3,393	2,449	33,739	—	39,581
Total liabilities	495,080	1,988,321	480,013	(1,444,215)	1,519,199

Minority interest	—	—	—	—	—

Shareholders’ equity	1,261,478	214,215	65,775	(279,990)	1,261,478
Total liabilities and shareholders’ equity	$1,756,558	$2,202,536	$545,788	$(1,724,205)	$2,780,677

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 27, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$9,737	$86,299	$14,075	$—	$110,111
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(32,980)	(2,407)	—	(35,387)
Depreciation	360	25,727	6,045	—	32,132
Other amortization	2,425	1,157	(4)	—	3,578
Deferred income taxes	10,092	2,027	(1,353)	—	10,766
Stock compensation	306	—	—	—	306
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,385	(2,074)	(1,411)	(501)	(1,601)
Inventories	—	8,271	745	—	9,016
Prepaid expenses and other current assets	(2,079)	(2,030)	1,956	(2,537)	(4,690)
Accounts payable	3,527	(4,242)	(877)	387	(1,205)
Employee compensation and benefits	37	5,854	1,833	—	7,724
Accrued product claims and warranties	—	(1,261)	188	—	(1,073)
Income taxes	(5,748)	4,935	1,715	—	902
Other current liabilities	1,011	1,220	(324)	2,560	4,467
Pension and post-retirement benefits	5,409	52	2,053	—	7,514
Other assets and liabilities	(545)	1,272	1,152	(1)	1,878
Net cash provided by continuing operations	26,917	94,227	23,386	(92)	144,438
Net cash provided by discontinued operations	(581)	30,661	3,811	—	33,891
Net cash provided by operating activities	26,336	124,888	27,197	(92)	178,329

Investing activities
Capital expenditures	(3,285)	(23,073)	(3,362)	—	(29,720)
Acquisitions, net of cash acquired	(19,409)	—	—	—	(19,409)
Investment in subsidiaries	89,805	(91,217)	1,320	92	—
Payments from sale of businesses	(2,400)	—	—	—	(2,400)
Equity investments	—	(5,426)	—	—	(5,426)
Other	48	—	—	—	48
Net cash used for investing activities	64,759	(119,716)	(2,042)	92	(56,907)

Financing activities
Net short-term borrowings (repayments)	(771)	—	—	—	(771)
Proceeds from long-term debt	486,657	—	—	—	486,657
Repayment of long-term debt	(558,816)	—	—	—	(558,816)
Proceeds from exercise of stock options	510	—	—	—	510
Dividends paid	(30,106)	—	—	—	(30,106)
Net cash provided by (used for) financing activities	(102,526)	—	—	—	(102,526)

Effect of exchange rate changes on cash	11,737	(926)	(18,974)	—	(8,163)
Change in cash and cash equivalents	306	4,246	6,181	—	10,733
Cash and cash equivalents, beginning of period	6,470	18,003	15,175	—	39,648
Cash and cash equivalents, end of period	$6,776	$22,249	$21,356	$—	$50,381

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

15.	Subsequent Event

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. The disposition was effected pursuant to a Purchase Agreement between BDK and Pentair dated July 16, 2004. We used the proceeds from the Tools Group sale to repay the $850 million Bridge Facility used to acquire WICOR. We repaid the remainder of the Bridge Facility through borrowings under our Credit Facility on October 4, 2004. We retained certain insurance liabilities, employee compensation and benefit liabilities, environmental liabilities, long-term debt, pension obligations and post-retirement obligations of the Tools Group.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
▪	the strength of product demand;
▪	the intensity of competition, including foreign competitors;
▪	pricing pressures;
▪	market acceptance of new product introductions;
▪	the introduction of new products by competitors;
▪	our ability to maintain and expand relationships with large retail stores;
▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;
▪	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
▪	the financial condition of our customers.

•	our ability to integrate WICOR successfully and to fully realize synergies on our anticipated timetable;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	our ability to continue to successfully generate savings from our supply management and lean enterprise initiatives;
•	our ability to successfully identify, complete, and integrate future acquisitions;
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;
•	our ability to access capital markets and obtain anticipated financing under favorable terms.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturer operating in two segments: Water and Enclosures. Our Water segment manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water and generated 67 percent of total revenues in the first nine months of 2004. Our Enclosures segment designs, manufactures and markets standard, modified and custom enclosures that protect sensitive controls and components for markets that include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Our Enclosures segment accounted for 33 percent of total revenues in the first nine months of 2004.

Our Water segment has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.1 billion in 2003. We have identified a target market totaling $50 billion, representing a portion of the $350 billion global water market. We continue to capitalize on growth opportunities in the water industry as evidenced by four product line acquisitions in our Water segment in 2003 as well as the acquisition of Everpure on December 31, 2003 and year-over-year sales growth, exclusive of acquisitions and favorable currency translation, in the first nine months of 2004. Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”), for $876.9 million in cash, including cash acquired and debt assumed of $15.5 million and $21.6 million, respectively. Our acquisition of WICOR, which manufactures water system, filtration and pool equipment products under the Sta-Rite, SHURflo and Hypro brands, has helped create a $2 billion water technology business with approximately 8,200 employees worldwide that will now be known as Pentair Water.

Our Enclosures segment operates in a large global market with significant room for growth in industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. During 2001 and 2002, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial market and over-capacity and weak demand in the datacom and telecom markets.

However, this segment experienced growth in 2003 and the first nine months of 2004 across the electrical and electronic markets and we believe it is well positioned to continue to improve performance. In addition, through the success of our Pentair Integrated Management System (PIMS) and supply management initiatives, we have increased Enclosures segment sequential margins for eleven consecutive quarters.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-Q has been retroactively restated to reflect the effect of this stock split.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. The disposition was effected pursuant to a Purchase Agreement between BDK and Pentair dated July 16, 2004. We used the proceeds from the Tools Group sale to repay the $850 million committed line of credit (the “Bridge Facility”) used to acquire WICOR. We repaid the remainder of the Bridge Facility through borrowings under our Credit Facility on October 4, 2004. We retained certain insurance liabilities, employee compensation and benefit liabilities, environmental liabilities, long-term debt, pension obligations and post-retirement obligations of the Tools Group.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first nine months of 2004:

•	In the first nine months of 2004, we experienced approximately 13 percent organic sales growth, net sales excluding the effects of acquisitions, foreign currency translation, and four additional business days in the first nine months of 2004 compared to the prior year period.

•	We expect our Water and Enclosures segments to continue to benefit from our key initiatives, including supply management and our Pentair Integrated Management System (“PIMS”).

•	Free cash flow, defined as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the second straight year in 2003 and is expected to exceed $200 million in 2004. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	In the first nine months of 2004, we experienced favorable foreign currency effects, primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	Based on our current knowledge of the WICOR effective tax rate, we expect our overall blended rate in 2004 to be 35 percent and a 100 basis point increase in 2005 to 36 percent. We continue to pursue tax rate reduction opportunities.

•	We expect our Water operating income margins for next few quarters to be lower by roughly 200 basis points compared to the prior year comparable period. We expect the forecasted operating income margins will be impacted by the lower WICOR margins versus Pentair Water margins, anticipated one-time integration costs and fair market inventory valuation adjustments. In the future, we intend to drive margins in the expanded Water Group toward a goal of 15 percent, while capturing growth opportunities in Water and Enclosures.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, resins, ocean freight and fuel, health care and insurance. In addition, the WICOR acquisition has increased our purchasing power, and consolidating the Water Group’s spending on materials is expected to deliver savings, further cushioning the impact of material cost inflation.

•	Costs associated with facility rationalizations are expected to impact the statement of income by approximately $5 million in the fourth quarter of 2004.

Outlook

In the fourth quarter of 2004 and beyond, our operating objectives include the following:

•	Continue to drive our five strategic initiatives: cash flow, supply management, PIMS, talent management, and organic sales growth;

•	Complete the integration of the December 31, 2003 Everpure acquisition;

•	Continue the integration of the July 31, 2004 WICOR acquisition and begin to obtain synergy savings;

•	Continue to capitalize on growth opportunities, expand product lines and create new ones by targeting new areas for development; and

•	Aggressively pursue new channels and markets, new geographic areas and new business platforms.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	October 2 2004	September 27 2003	$ change	% change	October 2 2004	September 27 2003	$ change	% change
Net sales as reported	$607,767	$416,986	$190,781	45.8%	$1,626,653	$1,238,310	$388,343	31.4%

The components of the net sales change in 2004 from 2003 were as follows

	% Change from 2003
Percentages	Third quarter	Nine months
Volume	42.9	28.2
Price	1.6	1.5
Currency	1.3	1.7
Total	45.8	31.4

Consolidated net sales

The 45.8 percent and 31.4 percent increases in consolidated net sales in the third quarter and first nine months of 2004 from 2003 were primarily driven by:

•	increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	organic sales growth from continuing operations of approximately 13 percent for the first nine months;

•	selective increases in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases;

•	four additional business days in the first nine months of 2004 compared to the prior year period; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	October 2 2004	September 27 2003	$ change	% change	October 2 2004	September 27 2003	$ change	% change
Water	$426,670	$270,903	$155,767	57.5%	$1,093,967	$807,993	$285,974	35.4%
Enclosures	181,097	146,083	35,014	24.0%	532,686	430,317	102,369	23.8%
Total	$607,767	$416,986	$190,781	45.8%	$1,626,653	$1,238,310	$388,343	31.4%

Water

The 57.5 percent and 35.4 percent increases in Water segment net sales in the third quarter and first nine months of 2004 from 2003 were primarily driven by:

•	increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	strong sales of pumps for residential water systems and sump pumps, which were further strengthened in the third quarter by hurricane activity in the Southeast;

•	higher organic growth for pool and spa equipment, by capturing a share of the increasing spend on the backyard environment, particularly as it relates to in-ground pool building in the Sunbelt regions combined with a growing replacement market;

•	significant growth in new markets;

•	an increase in the sales of water treatment products including residential and industrial tanks and valves in the U.S. and European markets;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	four additional business days in the first nine months of fiscal 2004 compared to the prior year period; and

•	favorable foreign currency effects.

Enclosures

The 24.0 percent and 23.8 percent increases in Enclosures segment net sales in the third quarter and first nine months of 2004 from 2003 were primarily driven by:

•	higher organic sales due to new distribution, new products, and higher demand from established industrial markets, as well as security, medical, networking, and commercial markets;

•	recovery in North American telecom and datacom sales;

•	an increase in European sales volume due to improved business activity at large OEMs, particularly in the test and measurement, automation and control, and telecom segments;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	favorable foreign currency effects; and

•	four additional business days in the first nine months of 2004 compared to the prior year period.

Gross profit

	Three months ended					Nine months ended
In thousands	October 2 2004	% of Sales		September 27 2003	% of sales	October 2 2004	% of sales		September 27 2003	% of sales
Gross profit	$169,784	27.9%		$110,415	26.5%	$471,508	29.0%		$332,737	26.9%
Percentage point change		1.4	pts				2.1	pts

The 1.4 percentage point and 2.1 percentage point increases in gross profit as a percent of sales in the third quarter and first nine months of 2004 from 2003 were primarily the result of:

•	cost leverage from our increase in sales volume;

•	savings generated from our supply management and lean enterprise initiatives, which we call the Pentair Integrated Management System (PIMS);

•	lower costs as a result of engineered cost reductions and productivity improvements throughout Pentair; and

•	our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	our July 31, 2004 acquisition of WICOR; and

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions.

Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
In thousands	October 2 2004	% of sales		September 27 2003	% of sales	October 2 2004	% of sales		September 27 2003	% of sales
SG&A	$96,882	15.9%		$59,471	14.3%	$264,795	16.3%		$187,998	15.2%
Percentage point change		1.6	pts				1.1	pts

The 1.6 percentage point and 1.1 percentage point increases in SG&A expense as a percent of sales in the third quarter and first nine months of 2004 from 2003 were primarily due to:

•	our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	cost of outside support for integration planning for the WICOR acquisition;

•	expenses related to the consolidation of facilities in our Water businesses; and

•	higher corporate governance costs, including Sarbanes-Oxley compliance and external audit fees, and increased general insurance costs.

Research and development (R&D)

	Three months ended					Nine months ended
In thousands	October 2 2004	% of sales		September 27 2003	% of sales	October 2 2004	% of sales		September 27 2003	% of sales
R&D	$8,803	1.4%		$5,752	1.4%	$21,521	1.3%		$16,705	1.3%
Percentage point change		0.0	pts				0.0	pts

The unchanged R&D expense as a percent of sales in the third quarter and first nine months of 2004 from 2003 was primarily due to:

•	increased spending for new product development initiatives that paced with the increase in sales.

Operating income

Water

	Three months ended					Nine months ended
In thousands	October 2 2004	% of sales		September 27 2003	% of sales	October 2 2004	% of sales		September 27 2003	% of sales
Operating income	$47,410	11.1%		$36,197	13.4%	$148,210	13.5%		$111,703	13.8%
Percentage point change		(2.3	)pts				(0.3	)pts

The 2.3 percentage point and 0.3 percentage point decreases in Water segment operating income as a percent of sales in the third quarter and first nine months of 2004 from 2003 were primarily the result of:

•	our July 31, 2004 acquisition of WICOR;

•	inflationary cost increases;

•	cost of outside support for integration planning for the WICOR acquisition; and

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions.

These decreases were partially offset by:

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	our December 31, 2003 acquisition of Everpure.

Enclosures

	Three months ended					Nine months ended
In thousands	October 2 2004	% of sales		September 27 2003	% of sales	October 2 2004	% of sales		September 27 2003	% of sales
Operating income	$23,211	12.8%		$13,555	9.3%	$64,155	12.0%		$35,123	8.2%
Percentage point change		3.5	pts				3.8	pts

The 3.5 percentage point and 3.8 percentage point increases in Enclosures segment operating income as a percent of sales in the third quarter and first nine months of 2004 from 2003 were primarily the result of:

•	leverage gained on volume expansion and as the result of savings realized from the continued success of PIMS and supply management activities;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the absence of expenses associated with downsizing included in the comparable prior period.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Net interest expense

	Three months ended				Nine months ended
In thousands	October 2 2004	September 27 2003	Difference	% change	October 2 2004	September 27 2003	Difference	% change
Net interest expense	$11,172	$5,530	$5,642	102.0%	$26,317	$18,571	$7,746	41.7%

The 102.0 percent and 41.7 percent increases in interest expense in the third quarter and first nine months of 2004 from 2003 were primarily the result of:

•	increase of $5.6 million in interest expense and fees due to $850 million of borrowings under the Bridge Facility.

Provision for income taxes from continuing operations

	Three months ended		Nine months ended
In thousands	October 2 2004	September 27 2003	October 2 2004	September 27 2003
Income before income taxes	$52,927	$39,662	$158,875	$109,463
Provision for income taxes	19,835	12,687	55,549	34,739
Effective tax rate	37.5%	32.0%	35.0%	31.7%

The 5.5 percent and 3.3 percent increases in the tax rate in the third quarter and first nine months of 2004 from 2003 were primarily the result of:

•	our July 31, 2004 acquisition of WICOR which results in a higher effective tax rate;

•	the anticipated mix of our 2004 U.S. and foreign earnings; and

•	increased operating income combined with the relatively fixed nature of many of our tax savings programs.

We expect our full year effective tax rate in 2004 to be 35 percent and we expect a 100 basis point increase in our effective tax rate in 2005 to 36 percent. We will continue to pursue tax rate reduction opportunities.

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

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	October 2 2004	December 31 2003	September 27 2003
Days of sales in accounts receivable	52	54	54
Days inventory on hand	58	59	60
Days in accounts payable	56	54	53

Operating activities

Cash provided by operating activities was $197.7 million in the first nine months of 2004, or $19.4 million higher compared with the same period in 2003. The increase was primarily attributable to an increase in net income. Working capital productivity improved, even with a 13 percent increase in organic sales growth and higher initial levels of working capital within WICOR. In the future, we expect WICOR to increase our working capital ratios until our post-acquisition integration activities are farther along and our PIMS initiatives are established.

Investing activities

Capital expenditures in the first nine months of 2004 were $28.6 million compared with $29.7 million in the prior year period. We anticipate capital expenditures for fiscal 2004 to be approximately $40 to $45 million, primarily for new product development, selective increases in equipment capacity and general maintenance capital.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR from WEC, for $876.9 million in cash, including cash acquired and debt assumed of $15.5 million and $21.6 million, respectively.

On April 5, 2004, we acquired all of the remaining stock of the Tools Group’s Asian joint venture for $21.8 million in cash, $6.4 million of which is to be paid 15 days following the sale of the Tools Group, plus contingent payments based on future sales and return on sales. The level of return on sales targets achieved in the second quarter required a payment of $0.9 million, which has been recorded as an increase to goodwill. The acquisition included cash acquired of $6.2 million and debt assumed of $9.0 million. The investment in the Tools Group’s Asian joint venture business is currently recorded as part of discontinued operations.

In the second quarter of 2004, we paid $3.9 million in purchase price adjustments related to the December 31, 2003 acquisition of Everpure. The adjustment primarily related to the final determination of closing date net assets.

In the first quarter of 2004, we paid $2.3 million for acquisition fees primarily related to the December 31, 2003 acquisition of Everpure.

During the first nine months of 2003, we completed four product line acquisitions for total consideration of approximately $21.4 million in cash including transaction costs.

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

Financing activities

Net cash provided by financing activities was $738.4 million in the first nine months of 2004 compared with net cash used by financing activities of $102.5 million in the first nine months of 2003. Financing activities included the utilization of the $850 million committed line of credit (the “Bridge Facility”) to fund the WICOR acquisition, draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividends paid and cash received from stock option exercises.

We currently have a $500 million multi-currency revolving credit facility (the “Credit Facility”) with various banks that expires on July 25, 2006. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of October 2, 2004, we had $169.6 million of commercial paper outstanding that matured within 41 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at October 2, 2004, including outstanding commercial paper, was approximately $258 million.

Effective following the close of business on July 31, 2004, we completed the acquisition of WICOR. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with the Bridge Facility and through additional borrowings available under our existing Credit Facility. The interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility was LIBOR plus 1.375%.

On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale to pay down the Bridge Facility. We repaid the remainder of the Bridge Facility with availability under the Credit Facility. Upon the pay off of the Bridge Facility and based on our existing credit rating, the interest rate on loans under the Credit Facility is LIBOR plus 1.125%.

As a result of our announcement of an agreement to acquire WICOR in February 2004, Moody’s Investor Services confirmed the long-term rating for our Credit Facilities of Baa3 and changed our outlook to negative from stable. At the same time, Standard and Poor’s Rating Services placed our BBB corporate credit and other ratings on CreditWatch with negative implications. Following the completion of the sale of our Tools Group to BDK, Standard and Poor’s Rating Services affirmed our BBB corporate credit and other ratings, removed the CreditWatch and changed our outlook to negative. The change in rating outlook to negative from stable was a reflection of Standard and Poor’s concern over integration risks associated with the acquisition of WICOR and an acquisitive growth strategy.

Also in February 2004, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on our senior notes under our $225 million shelf registration under review for possible downgrade, due to structural subordination thereof. Existing lenders under our Credit Facility and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders historically did not benefit from such guarantees. In connection with the closing of the WICOR acquisition, our domestic subsidiaries executed a similar guarantee for the benefit of the $250 million senior note holders to avoid the downgrade due to the structural subordination.

We were in compliance with all debt covenants as of October 2, 2004.

In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had no borrowings as of October 2, 2004.

As of October 2, 2004, our capital structure consisted of $1,597.6 million in total indebtedness and $1,390.0 million in shareholders’ equity. The ratio of debt-to-total capital at October 2, 2004 was 53.5 percent, compared with 39.0 percent at December 31, 2003 and 35.6 percent at September 27, 2003. Our targeted debt-to-total capital ratio is approximately 40 percent. As of October 2, 2004, we exceeded this targeted ratio due to the timing difference between the acquisition of WICOR and our disposition of the Tools Group. On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale to pay down the $850 million Bridge Facility. We repaid the remainder of the Bridge Facility with availability under the Credit Facility. Adjusting for the $796.8 million of proceeds received from the October 4, 2004 sale of our Tools Group, our pro forma debt-to-capital ratio would be approximately 37.0 percent, below our targeted debt-to-capital ratio of 40.0 percent.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first nine months of 2004 were $32.0 million or $0.320 per common share compared with $30.1 million or $0.305 per common share in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In thousands	2004 Q4	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt obligations	$8,609	$3,185	$241,863	$37,599	$—	$250,000	$200,000	$741,256
Capital lease obligations	89	178	92	158	—	—	—	517
Operating lease obligations, net of sublease rentals	7,236	22,693	20,010	13,714	10,603	10,449	22,651	107,356
Purchase obligations	—	—	—	—	—	—	—	—
Other long-term liabilities	292	1,166	1,166	1,166	1,166	855	—	5,811
Total contractual cash obligations, net	$16,226	$27,222	$263,131	$52,637	$11,769	$261,304	$222,651	$854,940

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us that specifies all significant terms. The purchase obligation amounts do not represent our total anticipated future purchases, but represent those purchases for which we are contractually obligated. As of October 2, 2004, we did not have any purchase obligations requiring cash outflows of $1 million or greater per year.

Pension

We previously disclosed in our financial statements for the year ended December 31, 2003, that we expected to make contributions in the range of $10 million to $15 million to our pension plans in 2004 and we believe the expected contribution range continues to be appropriate.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow is used as one criterion to measure and pay compensation-based incentives. The following table is a reconciliation of free cash flow with cash flows from continuing and discontinued operating activities:

	Nine months ended
In thousands	October 2 2004	September 27 2003
Cash flow provided by operating activities	$197,703	$178,329
Capital expenditures continuing operations	(22,793)	(18,369)
Capital expenditures discontinued operations	(5,760)	(11,351)
Free Cash Flow	$169,150	$148,609

We expect 2004 free cash flow to be approximately $200 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

Effective following the close of business on July 31, 2004, we completed the acquisition of WICOR. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with the Bridge Facility and through additional borrowings available under our existing Credit Facility. The interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility, was LIBOR plus 1.375%.

On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale to pay down the Bridge Facility. We repaid the remainder of the Bridge Facility with availability under the Credit Facility. Upon the settlement of the Bridge Facility and based on our existing credit rating, the interest rate on loans under the Credit Facility is LIBOR plus 1.125%.

There have been no other material changes in our market risk during the quarter ended October 2, 2004. For additional information, refer to Item 7A of our 2003 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended October 2, 2004 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 2, 2004 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of October 2, 2004 and September 27, 2003, the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2004 and September 27, 2003, and cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003. These interim financial statements are the responsibility of the Company’s management.

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

November 11, 2004

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

ITEM 2.   Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share (or Unit)	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 4 – July 31, 2004	1,629	$32.04	—	1,000,000
August 1 – August 28, 2004	175,405	$32.02	—	1,000,000
August 29 – October 2, 2004	107,415	$34.52	—	1,000,000

(a)	The purchases in this column consist of the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options, in each case to the extent applicable during the period indicated.
(b)	In December 2003, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock, on a post stock-split basis, in open market or privately negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. The authorization expires on December 31, 2004. We did not repurchase any shares under the authorization during the quarter and nine months ended October 2, 2004 and accordingly still have the authority to repurchase 1,000,000 shares.

ITEM 6.	Exhibits

(a)	Exhibits
	4.1	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association dated, as Trustee, as of August 2, 2004.

	15	Letter Regarding Unaudited Interim Financial Information

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2004.

PENTAIR, INC.
Registrant

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended October 2, 2004

4.1	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association dated, as Trustee, as of August 2, 2004.

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.