Form 10-K
period 2004-12-31
PENTAIR INC
filed 2005-03-11
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Boulevard, Suite 800, Golden Valley, Minnesota	55416-1259
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (763) 545-1730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.16 2/3 par value	New York Stock Exchange

Preferred Share Purchase Rights	New York Stock Exchange

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $32.95 per share as reported on the New York Stock Exchange on July 3, 2004 (the last day of Registrant’s most recently completed second quarter): $3,077,574,483.

The number of shares outstanding of Registrant’s only class of common stock on February 18, 2005, was 101,276,553.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the company’s definitive proxy statement for its annual meeting to be held on April 29, 2005, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12 and 14.

Pentair, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2004

PART I

PART I

ITEM 1.    BUSINESS

GENERAL

Pentair, Inc. is a focused diversified industrial manufacturing company comprised of two operating segments: Water and Enclosures. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. Our Enclosures Group is a leader in the global enclosures market, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components.

Pentair Strategy

Our basic operating strategies include:

•	long-term growth in sales, income and cash flows, driven by internal growth initiatives and acquisitions;

•	operational excellence driven by lean enterprise initiatives and supply management practices, which we now collectively call Pentair Integrated Management System (PIMS);

•	new product development and ongoing product enhancement;

•	focus on attractive growth markets, particularly international;

•	multi-channel distribution; and

•	proactive portfolio management of our businesses, including consideration of new business platforms.

Pentair Financial Objectives

Our long-term financial objectives are:

•	Sales growth: 5-8% organic, plus acquisitions

•	Achieve benchmark financial performance:

• EBIT Margin	14%

• Return on Invested Capital (ROIC)(pre-tax)	20%

• Free Cash Flow (FCF)	100% conversion of net income

• EPS Growth	10+% (sales growth plus margin expansion)

• Debt/Total Capital	<40%

•	Achieve 5% annual productivity improvement on core business cost

Unless the context otherwise indicates, references herein to “Pentair”, the “Company,” and such words as “we,” “us,” and “our” include Pentair, Inc. and its subsidiaries. Pentair is a Minnesota corporation incorporated in 1966.

BUSINESS AND PRODUCTS

WATER GROUP

Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. The Water Group offers a broad array of products and systems to multiple markets and customers. We have identified a target water industry totaling $50 billion, with a primary focus on three markets: Pump (approximately 40% of sales), Pool & Spa (approximately 30% of sales) and Filtration (approximately 30% of sales).

Pump Market

The Pump market is addressed with products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water and wastewater applications, agricultural spraying, as well as pressure tanks for residential applications. Applications for our broad range of products include pumps for residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation and transfer.

Brand names for the Pump market include STA-RITE®, Myers®, Flotec®, Aurora®, Hypro®, Hydromatic®, Fairbanks Morse®, Berkeley®, Aermotor™, Water Ace®, Layne & Bowler™, Simer®, Verti-line™, Sherwood®, SherTech®, Diamond™, FoamPro®, Onga™, Nocchi™, Shur-Dri®, SHURflo®, and Edwards®.

Pool & Spa Market

The Pool & Spa market is addressed with a complete line of commercial and residential pool/spa equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic pool cleaners, commercial deck equipment, barbeque deck equipment, aquatic pond products and accessories, pool tile and interior finishing surfaces, maintenance equipment, spa/jetted tub hydrotherapy fittings and pool/spa accessories. Applications for our pool products include commercial/residential pool and spa construction, maintenance, repair, service and retail.

Brand names for the Pool & Spa market include Pentair Pool Products®, Pentair Water Pool and Spa™, National Pool Tile Group®, Pentair Aquatics®, STA-RITE®, Paragon Aquatics®, Pentair Spa & Bath™, Kreepy Krauly®, Compool®, WhisperFlo®, PoolShark®, Legend™, Rainbow™, Ultra Jet®, Vico®, FIBERworks®, and IntelliTouch™.

Filtration Market

The Filtration market is addressed with control valves, filtration components, tanks, pressure vessels, and specialty dispensing pumps and provide flow solutions for specific end-user market applications including foodservice, recreation vehicles, marine and aviation. Filtration products are used in the manufacture of water softeners; filtration, deionization, and desalination systems; and industrial and residential water filtration applications.

Brand names for the Filtration market include Fleck®, SIATA™, CodeLine®, Structural™, WellMate™, American Plumber®, Armor®, Everpure®, Pentek™, OMNIFILTER®, Park International™, SHURflo®, and Fibredyne™.

Customers

Our Water Group distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, and home centers. Information regarding significant customers in our Water Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

We experience seasonal demand in a number of markets within our Water segment. End user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms). Demand for residential water systems are also impacted by weather patterns particularly related to droughts and heavy flooding.

Competition

Our Water segment faces numerous domestic and international competitors, some of which have substantially greater resources. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential pump markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important in commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool and spa equipment, there are a number of competitors. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing industry penetration.

ENCLOSURES GROUP

Our Enclosures Group is a global leader that designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls and components and accessories. The Enclosures Group focuses its business portfolio on four primary industries: Commercial & Industrial (35% of segment), Telecom and Datacom (35% of segment), Electronics (25% of segment), and Networking (5% of segment). The segment goes to market under four primary trade marks: Hoffman®, Schroff®, Pentair Electronic Packaging™, and Taunus™. Products and related accessories include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

Customers

Our Enclosures Group distributes its products through original equipment manufacturers, electrical and data contractors, and electrical and electronic components distributors. Information regarding significant customers in our Enclosures Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

The Enclosures segment is not significantly impacted by seasonal demand fluctuations.

Competition

Competition in the enclosures markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, and customer service are significant factors. The overall global decline in market demand from mid 2001 through mid 2003 has created excess capacity throughout the industry. Despite the retrenchment of virtually all participants in these markets and some recent improvement in end-user demand, price competition remains intense. Our Enclosures segment has continued to focus on cost control and improving profitability on a sequential quarter to quarter basis. Recent growth in the Enclosures segment is a result of continued channel penetration, growth in targeted market segments, new product development, geographic expansion, and overall market growth. Consolidation, globalization, and outsourcing are visible trends in the enclosures marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Enclosures business has the broadest array of products available for commercial and industrial uses.

Business segment and geographical financial information is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

RECENT DEVELOPMENTS

Growth of our business

We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities, especially in international markets. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business and will continue to be an important part of our growth in the future.

Acquisitions

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $889.6 million, including a third quarter cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, plus debt assumed of $21.6 million. In the fourth quarter of 2004, we received the $14.0 million final purchase price adjustment, a $0.3 million decrease in cash acquired, and recorded an additional $5.1 million in transaction costs. The acquisition was effected pursuant to a Stock Purchase Agreement, dated February 3, 2004, among the Company, WICOR and WEC. Our acquisition of WICOR, which manufactures water systems, filtration and pool equipment marketed primarily under the STA-RITE®, SHURflo® and Hypro® brands, has created a $2 billion water business with approximately 8,200 employees worldwide known as Pentair Water. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing credit facility.

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (“Everpure”), from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million and transaction costs of $2.2 million. Everpure is a leading global provider of water filtration products for the commercial and consumer sectors.

During 2003, we also completed four product line acquisitions in our Water segment for total consideration of $21.4 million in cash including transaction costs: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc.

These acquisitions were financed through available lines of credit and cash flow from operations.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued operations/divestitures

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. The Tools Group was comprised of the Porter-Cable®, Delta®, DeVilbiss Air Power, Oldham Saw, and FLEX® brands, among others. The disposition was effected pursuant to a Purchase Agreement between BDK and Pentair dated July 16, 2004. We used the proceeds from the Tools Group sale and borrowings under our credit facility to repay the $850 million Bridge Facility, used to acquire WICOR, on October 4, 2004. In the fourth quarter of 2004, we recorded a loss on the disposal of the Tools Group of $6.0 million, net of a tax provision of $9.0 million.

In 2001, we completed the sale of the Service Equipment businesses (Century Mfg. Co./Lincoln Automotive Company) to Clore Automotive, LLC for total consideration of $18.2 million and we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial, which was offset by a previously established reserve. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders from continuing operations as of December 31 by segment was:

In thousands	2004	2003	$ change	% change
Water	$172,607	$129,023	$43,584	33.8%
Enclosures	75,151	58,234	16,917	29.1%

Total	$247,758	$187,257	$60,501	32.3%

The $43.6 million increase in Water segment backlog was primarily due to the acquisition of WICOR offset by the timing of orders in our pool business. The $16.9 million increase in Enclosures segment backlog reflects order growth in our modified standard and custom enclosures business, which tends to have longer lead-time orders than our component business sold through distribution. Due to the relatively short manufacturing cycle and general industry practice, backlog, which typically represents less than 30 days of shipments, is not deemed to be a significant item for our business. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2004 will be filled in 2005.

Research and development

We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2004, 2003, and 2002 were $31.5 million, $22.9 million, and $19.0 million, respectively.

Environmental

Environmental matters are discussed in ITEM 3, ITEM 7, and in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials

The principal materials used in the manufacturing of our products are electric motors, mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), and paint (powder and liquid). In addition to the purchase of raw materials, some finished goods are purchased for distribution through our sales channels.

The materials used in the various manufacturing processes are purchased on the open market, and the majority are available through multiple sources and are in adequate supply. We have not experienced any significant work stoppages to-date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist, and we believe that the termination of any of these commitments would not have a material adverse effect on operations.

Certain commodities, such as steel, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with escalator / de-escalator clauses. Prices for raw materials, such as steel, may continue to trend higher in the future.

Intellectual property

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, trade names, and brand names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trade mark, trade name, or brand name.

Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the termination of patents, patent applications, and license agreements to have a material adverse effect on our financial position, results of operations or cash flows.

Employees

As of December 31, 2004, Pentair, Inc. and its subsidiaries employed an aggregate of approximately 12,900 people worldwide. Total employees in the United States were approximately 9,300, of whom approximately 900 are represented by six different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

Captive Insurance Subsidiary

We insure general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (Penwald). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities retained from acquired businesses, pre-1992 liabilities and those of certain foreign operations, are established without regard to the availability of insurance.

Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Available information

We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934 are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 2.    PROPERTIES

Our principal executive office is in leased premises located in Golden Valley, Minnesota. Manufacturing operations are carried out at approximately 33 plants located throughout the United States and at 31 plants located in 12 other countries. In addition, we have approximately 65 distribution facilities and 48 sales offices located in numerous countries throughout the world. We also lease one idle facility.

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

We comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and related guidance, and record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel, and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

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

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it is probable and it is possible to provide reasonable estimates of our liability, with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2004 and 2003, our reserves for such environmental liabilities were approximately $9.4 million and $10.8 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Product liability claims

We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. See discussion in ITEM 1 and ITEM 8, Note 1 of the Notes to the Consolidated Financial Statements — Insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

Horizon litigation

Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. Celebrity has alleged that it had sustained economic damages due to loss of use of the M/V Horizon while it was dry-docked.

The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from December 1993 through July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%).

After exhaustion of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million in January 2004. We had reserved for the amount of punitive damages awarded at the time of the Essef acquisition. A reserve for the $1.6 million interest cost was recorded in 2003.

All of the personal injury cases have now been resolved through either settlement or trial. The only remaining unresolved case is that brought by Celebrity for interruption of its business. In 2004, Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation and damages for out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004. We believe our reserves for any liability to Celebrity are adequate and intend to vigorously defend against these claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	49	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies’ 1994 — 1997; Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.

Richard J. Cathcart	60	Vice Chairman of Pentair since February 2005; President and Chief Operating Officer of Water Technologies segment January 2001 — January 2005; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.

David D. Harrison	57	Executive Vice President and Chief Financial Officer since February 2000; Executive Vice President and Chief Financial Officer of Scotts Company, a marketer of branded consumer products for lawn and garden care, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, a manufacturer of a diversified range of highly-engineered aerospace and industrial products, August 1996 — August 1999; Executive Vice President and Chief Financial Officer of Pentair, Inc., March 1994 — July 1996; Senior Executive with General Electric Technical Services organization, January 1990 — March 1994. Various executive positions with General Electric Plastics/Borg-Warner Chemicals 1972-1990.

Michael V. Schrock	52	President and Chief Operating Officer of Enclosures segment since October 2001; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.

Louis L. Ainsworth	57	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.

Jack J. Dempsey	43	Senior Vice President of Operations and Technology effective April 2005; Director, McKinsey and Company July 1999 — March 2005; Prior McKinsey and Company experience: Principal, July 1993 — June 1999, Consultant, August 1987 — June 1993; Chase Manhattan Bank, various retail banking roles September 1983 — August 1985.

Frederick S. Koury	44	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret Stores unit of Limited Brands, a specialty retailer of apparel and personal care products, September 2000 — August 2003; PepsiCo, Inc., a global food and beverage company, various executive positions, June 1985 — September 2000.

Karen A. Durant	45	Vice President of Finance and Controller since April 2002; Vice President, Controller, September 1997 — March 2002; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Registrant), October 1989 — August 1994; various finance and accounting positions with Honeywell Inc., 1981-1989.

Michael G. Meyer	46	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 —March 2004; Assistant Treasurer, September 1994 — December 2001. Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Registrant), August 1985 — August 1994.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Pentair’s common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2004, there were 3,995 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2004 and 2003 were as follows:

	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$29.60	$33.64	$35.03	$44.03	$18.78	$20.95	$21.77	$23.29
Low	$22.52	$28.48	$30.90	$34.27	$16.40	$17.68	$19.29	$18.43
Close	$29.60	$32.95	$35.03	$43.56	$18.24	$19.69	$19.72	$22.85
Dividends declared	0.105	0.105	0.110	0.110	0.095	0.105	0.105	0.105

Pentair has paid 116 consecutive quarterly dividends.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this stock split.

Purchases of Equity Securities

The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2004:

Period	(a)Total Number of Shares Purchased	Average Price Paid per Share	(b)Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b)Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 3 — October 30, 2004	63,440	$35.22	—	1,000,000 shares
October 31 — November 27, 2004	184,450	$37.13	48,500	951,500 shares
November 28 — December 31, 2004	291,529	$39.96	57,000	$25,000,000

Total	539,419		105,500

(a)	The purchases in this column include 63,440 shares for October 3 — October 30, 135,950 shares for October 31 — November 27, and 234,529 shares for November 28 — December 31 relating to the deemed surrender to the company by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options.

(b)	In December 2003, the Board of Directors authorized the development of a program and process to annually repurchase up to 1,000,000 shares of our common stock, on a post stock-split basis, in open market or privately negotiated transactions to partially offset dilution due to normal grants of restricted shares to employees. The authorization expired on December 31, 2004.

In December 2004, the Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted.

As of February 18, 2005, no shares have been repurchased and accordingly, we have the authority to repurchase shares up to a maximum dollar limit of $25 million.

ITEM 6.    SELECTED FINANCIAL DATA

	Years ended December 31
Dollars in thousands, except per-share data	2004	2003	2002	2001	2000	1999	1998	1997	1996
Statement of operations
Net sales Water	$1,563,394	$1,060,303	$932,420	$882,615	$898,247	$579,236	$438,810	$304,647	$216,769
Enclosures	714,735	582,684	556,033	689,820	777,725	657,500	586,829	600,491	566,919
Other	—	—	—	—	—	—	—	128,136	133,360

Total	2,278,129	1,642,987	1,488,453	1,572,435	1,675,972	1,236,736	1,025,639	1,033,274	917,048

Sales growth	38.7%	10.4%	(5.3%)	(6.2%)	35.5%	20.6%	(0.7%)	12.7%
Cost of goods sold	1,623,419	1,196,757	1,107,212	1,163,001	1,199,122	883,737	747,976	765,291	676,570
Gross profit	654,710	446,230	381,241	409,434	476,850	352,999	277,663	267,983	240,478
Margin %	28.7%	27.2%	25.6%	26.0%	28.5%	28.5%	27.1%	25.9%	26.2%
Selling, general and administrative	376,015	253,088	230,994	266,229	267,518	231,100	191,358	180,828	161,680
Research and development	31,453	22,932	18,952	15,941	18,138	11,927	8,986	9,373	5,892
Restructuring charge Water	—	—	—	—	—	—	—	—	—
Enclosures	—	—	—	38,427	(1,625)	16,743	—	—	—
Other	—	—	—	1,678	21,018	—	—	—	—

Total	—	—	—	40,105	19,393	16,743	—	—	—

Operating income Water	197,310	143,962	126,559	109,792	120,732	73,362	56,264	32,366	30,562
Enclosures	87,844	51,094	29,942	1,857	96,268	46,346	46,026	47,282	53,856
Other	(37,912)	(24,846)	(25,206)	(25,444)	(45,197)	(26,480)	(24,971)	(1,866)	(11,512)

Total	247,242	170,210	131,295	86,205	171,803	93,228	77,319	77,782	72,906

Margin %	10.9%	10.4%	8.8%	5.5%	10.3%	7.5%	7.5%	7.5%	8.0%
Gain on sale of business	—	—	—	—	—	—	—	10,313	—
Net interest expense	37,210	26,395	28,412	40,325	46,435	30,467	16,698	16,621	14,150
Other expense, write-off of investment	—	—	—	2,985	—	—	—	—	—
Provision for income taxes	73,008	45,665	27,884	12,147	41,580	21,406	20,495	31,957	23,530
Income from continuing operations	137,024	98,150	74,999	30,748	83,788	41,355	40,126	39,517	35,226
Income (loss) from discontinued operations, net of tax	40,248	46,138	54,903	26,768	(27,872)	61,954	66,714	52,083	39,283
Loss on disposal of discontinued operations, net of tax	(6,047)	(2,936)	—	(24,647)	—	—	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	(29)	—	—	—	—

Net income	171,225	141,352	129,902	32,869	55,887	103,309	106,840	91,600	74,509
Preferred dividends	—	—	—	—	—	—	(4,267)	(4,867)	(4,928)

Income available to common shareholders	171,225	141,352	129,902	32,869	55,887	103,309	102,573	86,733	69,581

Common share data*
Basic EPS — continuing operations	1.38	1.00	0.76	0.31	0.86	0.47	0.52	0.46	0.40
Basic EPS — discontinued operations	0.34	0.44	0.56	0.02	(0.29)	0.71	0.87	0.69	0.52

Basic EPS — net income	1.72	1.44	1.32	0.33	0.57	1.18	1.39	1.15	0.92

Diluted EPS — continuing operations	1.35	0.99	0.75	0.31	0.86	0.47	0.46	0.45	0.40
Diluted EPS — discontinued operations	0.33	0.43	0.56	0.02	(0.29)	0.70	0.77	0.60	0.46

Diluted EPS — net income	1.68	1.42	1.31	0.33	0.57	1.17	1.23	1.05	0.86

Cash dividends declared per common share	0.43	0.41	0.37	0.35	0.33	0.32	0.30	0.27	0.25
Stock dividends declared per common share	100%	—	—	—	—	—	—	—	100%
Market value per share (December 31)	43.56	22.85	17.28	18.26	12.09	19.25	19.91	17.97	16.13

*	All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of a 100% stock dividend in 2004 and 1996.

ITEM 6.    SELECTED FINANCIAL DATA – (continued)

	Years ended December 31
Dollars in thousands, except per-share data	2004	2003	2002	2001	2000	1999	1998	1997	1996
Balance sheet data
Accounts receivable	396,459	251,475	223,778	229,455	284,674	247,404	160,796	169,063	129,676
Inventories	323,676	166,862	165,389	178,464	208,267	179,073	132,620	137,030	128,716
Property, plant and equipment, net	336,302	233,106	236,322	231,615	248,576	265,027	212,493	206,760	224,863
Goodwill	1,620,404	997,183	843,243	743,499	786,984	800,937	442,322	410,068	276,723
Total assets	3,120,575	2,780,677	2,514,450	2,372,198	2,644,025	2,706,516	1,484,207	1,413,494	1,236,694
Total debt	736,105	806,493	735,085	723,706	913,974	1,035,084	340,721	328,538	312,817
Shareholders’ equity	1,447,794	1,261,478	1,105,724	1,015,002	1,010,591	990,771	707,628	627,653	560,751

Other data
Debt/total capital	33.7%	39.0%	39.9%	41.6%	47.5%	51.1%	32.5%	34.4%	35.8%
Depreciation Water	26,751	20,517	19,478	19,472	19,157	15,453	9,163	7,082	4,894
Enclosures	19,408	19,721	19,026	23,008	20,701	26,846	26,453	24,689	22,630
Other	904	571	73	161	2,633	167	158	6,142	6,896

Total	47,063	40,809	38,577	42,641	42,491	42,466	35,774	37,913	34,420

Goodwill amortization(1)
Water	—	—	—	18,560	18,074	12,714	7,793	7,363	4,920
Enclosures	—	—	—	8,273	9,097	8,413	5,832	5,576	5,667
Other	—	—	—	—	—	—	—	418	502

Total	—	—	—	26,833	27,171	21,127	13,625	13,357	11,089

Tax effect of goodwill amortization(1)	—	—	—	(3,861)	(3,768)	(3,453)	(2,441)	(2,274)	(1,493)
Diluted EPS effect of goodwill amortization(1)	—	—	—	0.24	0.25	0.20	0.13	0.12	0.11
Other amortization	13,846	4,073	5,720	5,568	2,683	1,578	1,571	1,669	1,400
Net cash provided by operating activities	264,091	262,939	270,794	232,334	184,947	144,296	120,872	107,896	106,617
Capital expenditures — continuing operations	43,107	29,004	24,346	37,008	42,238	23,694	18,590	43,485	49,112
Captial expenditures — discontinued operations	5,760	14,618	32,350	16,660	25,803	29,977	24,745	25,879	18,104
Capital expenditures — continuing and discontinued operations	48,867	43,622	56,696	53,668	68,041	53,671	43,335	69,364	67,216
Employees of continuing operations	12,900	9,000	8,600	8,700	9,900	8,700	6,500	6,600	5,900
Days sales outstanding in receivables(2)	52	54	58	65	65	58	59	58	56
Days inventory on hand(2)	62	59	64	72	64	67	73	77	82

(1)	Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amounts to be consistent with the current year presentation and therefore, we have not made any adjustments to the historical financial information presented. However, we have provided supplemental tax and diluted EPS information as we believe it is necessary to the understanding of our financial performance trend.

(2)	Calculated using a 13-month average.

In 2004, we divested our Tools Group. Our financial statements have been restated to reflect the Tools Group as a discontinued operation for all periods presented. The 2004 results reflect a pre-tax gain on the sale of the Tools Group of $3.0 million ($6.0 million loss after tax).

In 2002, capital expenditures from discontinued operations included $23.0 million for the acquisition of a previously leased facility.

In 2000, we discontinued our Equipment segment (Century Mfg. Co./Lincoln Automotive and Lincoln Industrial businesses). Our financial statements have been restated to reflect the Equipment segment as a discontinued operation for all periods presented. The 2001 results reflected a pre-tax loss on the sale of these businesses of $36.3 million ($24.6 million loss after tax).

In 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, resulting in an increase to other assets and other noncurrent liabilities of $7.5 million and $0.8 million, respectively, and a cumulative transition adjustment of $6.7 million in OCI. The transition adjustment relates to our hedging activities through December 31, 2000. Prior to the adoption of SFAS No. 133, financial instruments designated as hedges were not recorded in the financial statements, but cash flows from such contracts were recorded as adjustments to earnings as the hedged items affected earnings.

In 2001, cost of goods sold included $1.0 million related to the 2001 restructuring charge for our Enclosures segment.

In 2000, operations reflected a non-cash pre-tax cumulative effect of accounting change related to revenue recognition that reduced income by $0.03 million, net of tax.

In 1997, operations included a pre-tax gain on the sale of Federal Cartridge of $10.3 million ($1.2 million gain after tax).

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

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or the negative thereof or similar words. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition, including foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	our ability to integrate WICOR successfully and to fully realize synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from lean enterprise initiatives and supply management practices, which we now collectively call Pentair Integrated Management System (“PIMS”);

•	our ability to successfully identify, complete, and integrate future acquisitions;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;

•	our ability to access capital markets and obtain anticipated financing under favorable terms.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Enclosures. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. Our Enclosures Group is a leader in the global enclosures market, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components. In 2005, our Water Group and Enclosures Group are forecasted to generate approximately 75 percent and 25 percent of total revenues, respectively.

Our Water segment has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.6 billion in 2004, or approximately $2.0 billion on a pro forma basis (as if Pentair’s water acquisitions had been completed at the beginning of 2004). The water industry is structurally attractive as a result of a growing demand for clean water and its large global market, of which we have identified a target industry segment totaling $50 billion. Our vision is to become a leading global provider of innovative products and systems used in the movement, treatment, storage, and enjoyment of water.

As of July 31, 2004, we continued the expansion of our global footprint in the water equipment industry through the acquisition of WICOR, a manufacturer of pumps, filtration and pool equipment marketed primarily under the STA-RITE®, SHURflo® and Hypro® brands. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing credit facility.

We continue to expect to achieve $30 million in synergies in the first full year of ownership with respect to the WICOR acquisition via key initiatives including PIMS, material cost savings and administrative cost savings. We also expect to achieve significant working capital reductions, fixed asset reductions, and revenue synergies from cross-selling opportunities as a result of the acquisition. We have closed or consolidated nine former WICOR facilities. We are in the process of closing or consolidating another six facilities and will complete the construction of a new water facility in Mexico in the first quarter of 2005. We expect the run rate of integration benefits to begin exceeding costs by the second quarter of 2005.

Our Enclosures segment operates in a large global market with significant headroom in industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. From mid 2001 through mid 2003, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004, sales volumes increased due to the addition of new distributors, new products, and higher demand in all targeted markets. In addition, through the success of our PIMS and supply management initiatives, we have increased Enclosures segment margins for twelve consecutive quarters.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. We used the proceeds from the Tools Group sale and borrowings under our credit facility to repay the $850 million Bridge Facility, used to acquire WICOR, on October 4, 2004. We retained certain insurance liabilities, employee compensation and benefit liabilities, environmental liabilities, pension obligations and post-retirement obligations of the Tools Group.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this stock split.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2004 and will likely impact our results in the future:

•	In 2004, we achieved approximately 14 percent organic sales growth, which we define as net sales excluding the effects of both acquisitions and foreign currency translation.

•	We plan to drive strategic growth initiatives for both our Water and Enclosures platforms, with particular emphasis on international growth.

•	We experience seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms). Demand for residential water systems are also impacted by weather patterns particularly related to droughts and heavy flooding.

•	We expect our Water and Enclosures Groups to continue to benefit from our key initiatives, including supply management and PIMS.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, resins, ocean freight and fuel, health care and insurance. In addition, the WICOR acquisition has increased our purchasing power, and we expect consolidating the Water Group’s spending on raw materials and services to deliver savings, further cushioning the impact of material cost inflation.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the third consecutive year and is expected to be approximately $200 million in 2005. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In 2004, we experienced favorable foreign currency effects, primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	We expect our overall effective tax rate to be 36 percent in 2005. As a part of our acquisition and international strategies, we are pursuing rate reduction opportunities, which could improve our effective tax rate.

•	We expect our Water Group operating income margins in each of the first two quarters of 2005 to be lower by roughly 100 basis points compared to the prior year comparable periods. We expect the forecasted operating income margins will be affected by the lower former WICOR margins versus Pentair Water margins. In the future, we intend to drive margins in the expanded Water Group toward a goal of 15 percent, while capturing growth opportunities.

•	In 2004, we reduced our outstanding debt by $70 million, which was driven by strong cash flows, while completing the largest acquisition and divestiture in our history.

Outlook

In 2005, our operating objectives include the following:

•	Continue to drive for operating excellence: lean enterprise initiatives and supply management practices, which we now collectively call Pentair Integrated Management System (PIMS) and cash flow;

•	Complete the integration of the WICOR acquisition and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve significant organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Enclosures segments.

RESULTS OF OPERATIONS

Net sales

The components of the net sales change were:

Percentages	2004 vs. 2003	2003 vs. 2002
Volume	34.8	7.1
Price	1.9	0.5
Currency	2.0	2.8

Total	38.7	10.4

The 38.7 percent increase in consolidated net sales in 2004 from 2003 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	organic sales growth from continuing operations of approximately 14 percent, removing the effects of acquisitions and excluding foreign currency exchange;

•	selective increases in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

The 10.4 percent increase in consolidated net sales in 2003 from 2002 was primarily the result of:

•	sales attributable to our September 30, 2002 acquisition of Plymouth Products;

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Sales by segment and the year-over-year changes were as follows:

				2004 vs. 2003		2003 vs. 2002
In thousands	2004	2003	2002	$ change	% change	$ change	% change
Water	$1,563,394	$1,060,303	$932,420	$503,091	47.4%	$127,883	13.7%
Enclosures	714,735	582,684	556,033	132,051	22.7%	26,651	4.8%

Total	$2,278,129	$1,642,987	$1,488,453	$635,142	38.7%	$154,534	10.4%

Water

The 47.4 percent increase in Water segment sales in 2004 from 2003 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	higher organic growth for pool and spa equipment by capturing a larger share of the increasing spend on the home environment, primarily through the expansion of our product offerings, including the introduction of several new innovative products and product systems;

•	strong sales of pumps for residential water systems and sump pumps, somewhat driven by North American weather patterns, combined with strong demand for commercial and engineered pumping systems;

•	significant growth in international markets;

•	an increase in the sales of water filtration products including residential and industrial tanks and valves in the U.S. and European markets, which was driven particularly in the first half of 2004 by rebounding economic conditions consistent with increased housing starts and the low interest rate environment;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 13.7 percent increase in Water segment sales in 2003 from 2002 was primarily the result of:

•	sales attributable to our September 30, 2002 acquisition of Plymouth Products;

•	higher sales of residential pumps and pool equipment;

•	an increase in European sales, particularly commercial valves, water conditioning and pool products;

•	continued growth in the developing markets of Asia and India; and

•	favorable foreign currency effects.

Enclosures

The 22.7 percent increase in Enclosures segment sales in 2004 from 2003 was primarily the result of:

•	higher sales due to the addition of new distributors, new products, and higher demand from established industrial markets, as well as security, medical, networking, and commercial markets;

•	some recovery in North American telecom and datacom demand;

•	an increase in European sales volume due to new customers and improved business activity at large OEMs, particularly in the test and measurement, automation and control, and telecom markets, offset by a slowing European economy;

•	selective increases in selling prices to mitigate inflationary cost increases, principally for steel; and

•	favorable foreign currency effects.

The 4.8 percent increase in Enclosures segment sales in 2003 from 2002 was primarily the result of:

•	favorable foreign currency effects; and

•	growth in targeted areas such as networking, security, and medical markets.

Gross profit

In thousands	2004	% of sales	2003	% of sales	2002	% of sales
Gross profit	$654,710	28.7%	$446,230	27.2%	$381,241	25.6%

Percentage point change		1.5 pts		1.6 pts

The 1.5 percentage point increase in gross profit as a percent of sales in 2004 from 2003 was primarily the result of:

•	cost leverage from our increase in sales volume;

•	savings generated from our key initiatives, supply management and PIMS;

•	selective increases in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases;

•	lower costs as a result of engineered cost reductions throughout Pentair; and

•	higher gross margins associated with our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	lower initial gross margins associated with our July 31, 2004 acquisition of WICOR;

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions.

The 1.6 percentage point increase in gross profit as a percent of sales in 2003 from 2002 was primarily the result of:

•	savings generated from our supply management and PIMS initiatives;

•	improved productivity in our Enclosure and Water segments, particularly in our pump business; and

•	lower costs as a result of general downsizing throughout Pentair.

Selling, general and administrative (SG&A)

In thousands	2004	% of sales	2003	% of sales	2002	% of sales
SG&A	$376,015	16.5%	$253,088	15.4%	$230,994	15.5%

Percentage point change		1.1 pts		(0.1)pts

The 1.1 percentage point increase in SG&A expense as a percent of sales in 2004 from 2003 was primarily the result of:

•	higher rebates, selling expenses, and management incentives due to strong sales growth in 2004;

•	higher SG&A expense associated with our December 31, 2003 acquisition of Everpure;

•	cost of outside support for integration planning and communications related to the WICOR acquisition;

•	expenses related to the consolidation of certain pump related facilities in our Water segment;

•	higher corporate governance costs, including Sarbanes-Oxley compliance and external audit fees, and increased general insurance costs;

•	less favorable foreign currency effects than in the prior comparable period; and

•	investments made to support future growth.

The 0.1 percent point decrease in SG&A expense as a percent of sales in 2003 from 2002 was primarily the result of:

•	favorable foreign currency effects; and

•	productivity improvements from PIMS initiatives in non-manufacturing areas.

These decreases were partially offset by

•	expenses related to downsizing throughout Pentair; and

•	strategic growth initiatives.

Research and development (R&D)

In thousands	2004	% of sales	2003	% of sales	2002	% of sales
R&D	$31,453	1.4%	$22,932	1.4%	$18,952	1.3%

Percentage point change		0.0 pts		0.1 pts

The unchanged R&D expense as a percent of sales in 2004 from 2003 and the 0.1 percentage point increase in R&D expense as a percent of sales in 2003 from 2002 was primarily the result of:

•	increased spending for new product development initiatives that paced with the increase in sales.

Operating income

Water

In thousands	2004	% of sales	2003	% of sales	2002	% of sales
Operating income	$197,310	12.6%	$143,962	13.6%	$126,559	13.6%

Percentage point change		(1.0)pts		0.0 pts

The 1.0 percentage point decline in Water segment operating income as a percent of net sales in 2004 from 2003 was primarily the result of:

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR;

•	inflationary cost increases, particularly as it related to the costs of motors and resins;

•	cost of outside support for integration planning and communications related to the WICOR acquisition;

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions; and

•	expenses related to factory capacity rationalization.

These decreases were partially offset by:

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher margins associated with our December 31, 2003 acquisition of Everpure.

The unchanged Water segment operating income as a percent of net sales in 2003 from 2002 was primarily the result of:

•	benefits from the continued success of our PIMS and supply management initiatives;

•	increased volume in our expanding markets of Europe, Asia, and India; and

•	favorable foreign currency effects.

These benefits were offset by:

•	increased selling and R&D expense;

•	higher insurance costs in 2003; and

•	price and volume declines related to our desalination (CodeLine®) product line and costs associated with downsizing the Chardon, Ohio operation and moving most of this product line to our factory in India.

Enclosures

In thousands	2004	% of sales	2003	% of sales	2002	% of sales
Operating income	$87,844	12.3%	$51,094	8.8%	$29,942	5.4%

Percentage point change		3.5 pts		3.4 pts

The 3.5 percentage point increase in Enclosures segment operating income as a percent of net sales in 2004 from 2003 was primarily the result of:

•	leverage gained on volume expansion;

•	savings from the continued success of PIMS and supply management activities;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the absence of expenses associated with downsizing included in the comparable prior period.

These increases were partially offset by:

•	material cost inflation, primarily steel.

The 3.4 percentage point increase in Enclosures segment operating income as a percent of net sales in 2003 from 2002 was primarily due to:

•	efficiencies resulting from our continued implementation of PIMS and stronger sourcing practices;

•	volume-related efficiencies and improved product mix; and

•	shifting more production to lower-cost labor markets.

These increases were partially offset by:

•	expenses related to downsizing.

Net interest expense

In thousands	2004	2003	Difference	% change	2003	2002	Difference	% change
Net interest expense	$37,210	$26,395	$10,815	41.0%	$26,395	$28,412	$(2,017)	-7.1%

The 41.0 percent increase in interest expense from continuing operations in 2004 from 2003 was primarily the result of:

•	higher debt levels resulting from the Everpure and WICOR acquisitions, including the Bridge Facility financing, partially offset by operating cash flows.

The 7.1 percent decrease in interest expense from continuing operations in 2003 from 2002 was primarily the result of:

•	lower interest rates and outstanding loan balances, partially offset by interest expense related to the financing of our 2003 acquisitions and a $1.6 million charge for accrued interest on the judgment in the Horizon litigation (refer to discussion in ITEM 3 of this Form 10-K).

Provision for income taxes

In thousands	2004	2003	2002
Income from continuing operations before income taxes	$210,032	$143,815	$102,883
Provision for income taxes	73,008	45,665	27,884

Effective tax rate	34.8%	31.8%	27.1%

The 3.0 percentage point increase in the tax rate in 2004 from 2003 was primarily the result of:

•	increased operating income coupled with the relatively fixed nature of many of our tax savings programs;

•	the higher level and mix of our 2004 U.S. and foreign earnings; and

•	our July 31, 2004 acquisition of WICOR which results in a higher effective tax rate.

The 4.7 percentage point increase in the tax rate in 2003 from 2002 was primarily the result of:

•	the increase and mix of our 2003 domestic and foreign earnings coupled with our tax savings programs that are relatively fixed in nature.

We expect our full year effective tax rate in 2005 to be 36 percent. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms). Demand for residential water systems are also impacted by weather patterns particularly related to droughts and heavy flooding.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our emphasis on working capital management:

Days	December 31 2004	December 31 2003	December 31 2002
Days of sales in accounts receivable	52	54	58
Days inventory on hand	62	59	64
Days in accounts payable	57	54	53

Operating activities

Cash provided by operating activities was $264.1 million in 2004, or $1.2 million higher compared with the same period in 2003. The increase in net cash provided by operating activities was primarily attributable to an increase in net income offset by higher levels of inventory due to inventory builds to support customers during product transfers and plant consolidation activities in Water. The WICOR acquisition has increased our working capital ratios, primarily inventory days, which will continue until our post-acquisition integration activities are farther along and our PIMS initiatives are better established.

In December 2004, we sold an approximate $22.0 million interest in a pool of accounts receivable to a third-party financial institution to mitigate the credit risk associated with the receivable balance of a large customer. In compliance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statement of cash flows. As the estimated present value of the receivables sold approximated the carrying amount, no gain or loss was recorded in 2004.

Investing activities

Capital expenditures in 2004, 2003, and 2002 were $48.9 million, including $43.1 million for continuing operations, $43.6 million, including $29.0 million for continuing operations, and $56.7 million, including $24.3 million for continuing operations, respectively. We anticipate capital expenditures for fiscal 2005 to be approximately $60 to $65 million, primarily for integration of WICOR businesses into existing or new facilities, selective increases in equipment capacity, new product development, and general maintenance capital.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation for $871.1 million in cash, including cash acquired of $15.5 million, transaction costs of $5.8 million, plus debt assumed of $21.6 million. In the fourth quarter of 2004, we received the $14.0 million final purchase price adjustment related to the July 31, 2004 acquisition of WICOR. The purchase price adjustment was a result of the final determination of closing date net assets. In addition, in the fourth quarter of 2004, we recorded a $0.3 million decrease in cash acquired and an additional $5.1 million in transaction costs.

On April 5, 2004, we acquired all of the remaining stock of the Tools Group’s Asian joint venture for $21.8 million in cash, $6.4 million of which was paid following the sale of the Tools Group. The level of return on sales targets achieved in the second quarter of 2004 required a payment of $0.9 million, which was recorded as an increase to goodwill. The acquisition included cash acquired of $6.2 million and debt assumed of $9.0 million. The investment in the Tools Group’s Asian joint venture business was sold as part of the Tools Group to The Black & Decker Corporation (“BDK”).

In the second quarter of 2004, we paid $3.9 million in purchase price adjustments related to the December 31, 2003 acquisition of Everpure, Inc. (“Everpure”). The adjustment primarily related to the final determination of closing date net assets.

In the first quarter of 2004, we paid $2.3 million for acquisition fees primarily related to the December 31, 2003 acquisition of Everpure.

On December 31, 2003, we acquired all of the common stock of Everpure from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million and transaction costs of $2.2 million.

During 2003, we completed four product line acquisitions in our Water segment for total consideration of approximately $21.4 million in cash including transaction costs.

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

Financing activities

Net cash used for financing activities was $137.8 million in 2004 compared with net cash provided by financing activities of $33.8 million in 2003. Financing activities included the utilization and repayment of the $850 million committed line of credit (the “Bridge Facility”) to fund the WICOR acquisition, draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividend payments, share repurchases, and cash received from stock option exercises.

As of December 31, 2004, we had a $500 million multi-currency revolving credit facility (the “Credit Facility”) with various banks expiring on July 25, 2006. On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility, increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2004, we had $178.0 million of commercial paper outstanding that matured within 44 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at December 31, 2004, including outstanding commercial paper, was approximately $268.0 million.

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

On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale and additional borrowings under the Credit Facility to pay off the Bridge Facility. Following payment of the Bridge Facility and based on our existing credit ratings, the interest rate on loans under the Credit Facility decreased to LIBOR plus 1.125%.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2004.

Our current credit ratings are as follows:

Rating Agency	Current Rating Outlook	Long-Term Debt Rating
Standard & Poor’s	Stable	BBB
Moody’s	Stable	Baa3

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

Also in February 2004, Moody’s Investor Services placed the Baa3 senior unsecured rating on our $250 million notes and the Baa3 rating on our senior notes under our $225 million shelf registration under review for possible downgrade, due to structural subordination thereof. Existing lenders under our Credit Facility and private placement notes benefit from guarantees from our domestic subsidiaries, while the $250 million senior note holders historically did not benefit from such guarantees. In connection with the closing of the WICOR acquisition, our domestic subsidiaries executed a similar guarantee for the benefit of the $250 million senior note holders to avoid a downgrade due to this structural subordination.

On December 3, 2004, Moody’s affirmed our Baa3 long-term debt rating and changed the outlook from negative to stable. On February 24, 2005, Standard & Poor’s revised our outlook to stable from negative and affirmed its BBB long-term debt rating.

We believe the potential impact of a downgrade in our financial outlook is currently not significant to our liquidity exposure or cost of debt. A credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations, or a specific financial program. The credit rating takes into consideration the creditworthiness of guarantors, insurers, or other forms of credit enhancement on the obligation and takes into account the currency in which the obligation is denominated. On the other hand, the ratings outlook highlights the potential direction of a short or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under observation by the respective Rating Agencies. A change in rating outlook does not mean a rating change is inevitable. As a result, the changes in our ratings outlook have had no immediate impact on our liquidity exposure or on our cost of debt.

We issue short-term commercial paper notes which are currently not rated by Standard & Poor’s or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our long-term debt rating could have a negative impact on our ability to continue to issue unrated commercial paper.

We do not expect that a one rating downgrade of our long-term debt by either Standard & Poor’s or Moody’s would substantially affect our ability to access the long term debt capital markets. However, depending upon market conditions, the amount, timing and pricing of new borrowings could be adversely affected. If both of our long-term debt ratings were downgraded to below BBB-/Baa3, our flexibility to access the term debt capital markets would be reduced. In the event of a downgrade of our long-term debt rating, the cost of borrowing and fees payable under our Credit Facility and $35 million private placement fixed rate note could increase. While the Credit Facility has a pricing grid based in part on credit ratings, we do not have any agreements under which the obligations are accelerated in the event of a ratings downgrade.

As of December 31, 2004, our capital structure consisted of $736.1 million in total indebtedness and $1,447.8 million in shareholders’ equity. The ratio of debt-to-total capital at December 31, 2004 was 33.7 percent, compared with 39.0 percent at December 31, 2003. Our targeted debt-to-total capital ratio is 40 percent or less.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in 2004 were $43.1 million, compared with $40.5 million in 2003 and $36.4 million in 2002. We anticipate continuing the practice of paying dividends on a quarterly basis.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In thousands	2005	2006	2007	2008	2009	More than 5 Years	Total
Long-term debt obligations	$10,791	$232,230	$37,979	$58	$250,044	$200,000	$731,102
Interest obligations on fixed-rate debt	20	19	18	17	14	18	106
Capital lease obligations	128	125	129	84	—	—	466
Operating lease obligations, net of sublease rentals	22,326	19,063	14,171	10,672	10,110	23,179	99,521
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities	4,639	4,802	4,034	2,392	1,058	317	17,242

Total contractual cash obligations, net	$37,904	$256,239	$56,331	$13,223	$261,226	$223,514	$848,437

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2004, variable interest rate debt was $338.6 million at a weighted average interest rate of 3.6%.

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us that specifies all significant terms. The purchase obligation amounts do not represent our total anticipated future purchases, but represent those purchases for which we are contractually obligated. As of December 31, 2004, we did not have any purchase obligations requiring cash outflows of $1 million or greater per year.

We expect to make contributions in the range of $5 million to $10 million to our pension plans in 2005.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow and our conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe free cash flow and conversion of net income are important measures of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Twelve Months Ended December 31
In thousands	2004	2003	2002
Cash flow provided by operating activities	$264,091	$262,939	$270,794
Capital expenditures	(48,867)	(43,622)	(56,696)

Free Cash Flow	215,224	219,317	214,098
Net income	171,225	141,352	129,902

Conversion of net income	126%	155%	165%

In 2005, we expect free cash flow to approximate $200 million.

Off-balance sheet arrangements

At December 31, 2004, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2004 and 2003, our reserves for such environmental liabilities were approximately $9.4 million and $10.8 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit

In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2004, the outstanding value of these instruments totaled $64.9 million, of which $38.9 million is a stand-by letter of credit pertaining to an indemnified legal matter. All fees and expenses are reimbursed by the indemnifying party. As of December 31, 2003, the outstanding value of these instruments totaled $35.0 million.

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

Our critical accounting estimates include the following:

Impairment of Goodwill

The fair value of each of our reporting units was estimated using a combination of the discounted cash flow, market comparable, and market capitalization approaches. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill. During the fourth quarter of 2004, we completed our annual impairment test of goodwill and determined there was no impairment.

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

Pension

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates, rate of increase in future compensation levels, and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 11 to the Consolidated Financial Statements. Changes to these assumptions will affect pension expense.

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent in 2004 and 6.25 percent in 2003 and 2002. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2005.

Expected rate of return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten-year compounded annual return of 10.5 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2004, the pension plan assets yielded a positive return of 17.6 percent, compared to positive returns of 24.8 percent in 2003 and a negative return of 10.5 percent in 2002. Our expected rate of return in 2004 equaled 8.5 percent, which remained unchanged from 2003 and 2002. In 2004, the significant difference between our expected return on plan assets of $28.0 million compared to our actual return on plan assets of $53.7 million was primarily due to the continued resurgence of the financial markets, plus the return on Pentair common stock. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2005.

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

Pension-related adjustments to equity

In 2002, our discount rate was lowered from 7.25 percent to 6.25 percent and we realized a negative 10.5 percent return on plan assets which caused the accumulated benefit obligation to exceed the fair market value of plan assets as of December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset, was the primary cause of a $29.2 million net-of-tax charge to shareholders’ equity for 2002. The recovery of the financial markets in 2003 and positive return on plan assets of 24.8 percent eliminated $20.9 million of the charge to shareholders’ equity. The charge did not impact earnings. In 2004, our discount rate was lowered from 6.25 percent to 5.75 percent. However, the change in the discount rate assumption was offset by higher than anticipated returns on assets and thus, did not significantly affect our shareholders’ equity.

Net periodic benefit cost

Total net periodic pension benefit cost was $19.2 million in 2004, $15.7 million in 2003, and $12.6 million in 2002. Total net periodic pension benefit cost is expected to be approximately $19.1 million in 2005, excluding settlement charges related to the Tools Group divestiture. The increasing trend in net periodic pension cost from 2002 forward is largely driven by the decrease in the discount rate in 2004 and 2002 offset by actual returns on plan assets. The net periodic pension benefit cost for 2005 has been estimated assuming a discount rate of 5.75 percent and an expected return on plan assets of 8.5 percent.

Unrecognized pension losses

As of our December 31, 2004 measurement date, our pension plans have $76.7 million of cumulative unrecognized losses of which approximately $7.0 million relates to the use of the market-related value method and is not immediately subject to amortization. The remaining unrecognized loss, to the extent it exceeds 10% of the projected benefit obligation, will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years). The amount included in pension expense for loss amortization in 2004 was $0.5 million.

See ITEM 8, Note 11 of the Notes to Consolidated Financial Statements for further information regarding pension plans.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. We use derivative financial instruments to manage or reduce the impact of some of these risks. Counterparties to all derivative contracts are major financial institutions, thereby minimizing the risk of credit loss. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.

Our derivatives and other financial instruments consist of long-term debt (including current portion), interest rate swaps, and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position. As of December 31, 2004 and December 31, 2003, the net financial instrument position was a liability of $766.5 million and $839.4 million, respectively. The decrease in the net financial instrument position was due primarily to the pay down of fixed rate debt in 2004.

We have changed the format of our market risk disclosure to more definitively illustrate the sensitivity of the company’s financial instruments to selected changes in interest rates.

Interest rate risk

Our debt portfolio, including swap agreements, as of December 31, 2004, was primarily comprised of debt predominantly denominated in U.S. dollars (99%). This debt portfolio is composed of 43% fixed-rate debt and 57% variable-rate debt, considering the effects of our interest rate swaps. Changes in interest rates have different impacts on the fixed-and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2004 and December 31, 2003, a 100 basis point increase or decrease in interest rates would result in a $4.2 million increase or decrease in interest incurred per year, respectively.

Foreign currency risk

We held immaterial positions in foreign exchange-forward contracts as of December 31, 2004.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pentair, Inc. and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria. Management has excluded from its assessment the internal control over financial reporting at WICOR, Inc. which was acquired on July 31, 2004, and whose financial statements reflect total assets and total revenues constituting 37 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for December 31, 2004. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

Randall J. Hogan	David D. Harrison
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pentair, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at WICOR, Inc. which was acquired on July 31, 2004 and whose financial statements reflect total assets and revenues constituting 37 and 13 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at WICOR, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended December 31, 2004 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota

March 10, 2005

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2004	2003	2002
Net sales	$2,278,129	$1,642,987	$1,488,453
Cost of goods sold	1,623,419	1,196,757	1,107,212

Gross profit	654,710	446,230	381,241
Selling, general and administrative	376,015	253,088	230,994
Research and development	31,453	22,932	18,952

Operating income	247,242	170,210	131,295
Interest income	721	386	661
Interest expense	37,931	26,781	29,073

Income from continuing operations before income taxes	210,032	143,815	102,883
Provision for income taxes	73,008	45,665	27,884

Income from continuing operations	137,024	98,150	74,999
Income from discontinued operations, net of tax	40,248	46,138	54,903
Loss on disposal of discontinued operations, net of tax	(6,047)	(2,936)	—

Net income	$171,225	$141,352	$129,902

Earnings per common share
Basic
Continuing operations	$1.38	$1.00	$0.76
Discontinued operations	0.34	0.44	0.56

Basic earnings per common share	$1.72	$1.44	$1.32

Diluted
Continuing operations	$1.35	$0.99	$0.75
Discontinued operations	0.33	0.43	0.56

Diluted earnings per common share	$1.68	$1.42	$1.31

Weighted average common shares outstanding
Basic	99,316	97,876	98,471
Diluted	101,706	99,620	99,489

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2004	2003
Assets
Current assets
Cash and cash equivalents	$31,495	$47,989
Accounts and notes receivable, net of allowance of $35,968 and $23,844, respectively	396,459	251,475
Inventories	323,676	166,862
Current assets of discontinued operations	—	313,399
Deferred tax assets	49,074	30,871
Prepaid expenses and other current assets	24,433	18,854

Total current assets	825,137	829,450

Property, plant and equipment, net	336,302	233,106
Other assets
Non-current assets of discontinued operations	393	539,892
Goodwill	1,620,404	997,183
Intangibles, net	258,126	98,490
Other	80,213	82,556

Total other assets	1,959,136	1,718,121

Total assets	$3,120,575	$2,780,677

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$11,957	$73,631
Accounts payable	195,289	93,043
Employee compensation and benefits	104,821	61,213
Accrued product claims and warranties	42,524	24,427
Current liabilities of discontinued operations	192	155,898
Income taxes	27,395	14,912
Accrued rebates and sales incentives	41,618	14,103
Other current liabilities	103,083	60,224

Total current liabilities	526,879	497,451
Long-term debt	724,148	732,862
Pension and other retirement compensation	135,356	100,234
Post-retirement medical and other benefits	69,667	26,227
Deferred tax liabilities	142,873	60,636
Other non-current liabilities	70,804	62,208
Non-current liabilities of discontinued operations	3,054	39,581

Total liabilities	1,672,781	1,519,199
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 100,967,385 and 99,005,084 shares issued and outstanding, respectively	16,828	8,250
Additional paid-in capital	517,369	492,619
Retained earnings	889,063	760,966
Unearned restricted stock compensation	(7,872)	(6,189)
Accumulated other comprehensive income	32,406	5,832

Total shareholders’ equity	1,447,794	1,261,478

Total liabilities and shareholders’ equity	$3,120,575	$2,780,677

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2004	2003	2002
Operating activities
Net income	$171,225	$141,352	$129,902
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	(40,248)	(46,138)	(54,903)
Loss on disposal of discontinued operations	6,047	2,936	—
Depreciation	47,063	40,809	38,577
Amortization	13,846	4,074	5,720
Deferred income taxes	16,736	31,319	23,594
Stock compensation	—	306	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	26,918	(5,080)	28,094
Inventories	(51,996)	13,174	25,883
Prepaid expenses and other current assets	2,176	(4,781)	5,786
Accounts payable	17,274	(12,758)	(19,445)
Employee compensation and benefits	4,596	4,813	976
Accrued product claims and warranties	2,993	(1,756)	(849)
Income taxes	6,352	5,437	(3,483)
Other current liabilities	8,879	(3,336)	(17,248)
Pension and post-retirement benefits	11,508	(2,108)	(6,111)
Other assets and liabilities	6,794	6,769	13,191

Net cash provided by continuing operations	250,163	175,032	169,684
Net cash provided by discontinued operations	13,928	87,907	101,110

Net cash provided by operating activities	264,091	262,939	270,794
Investing activities
Capital expenditures	(48,867)	(43,622)	(33,744)
Acquisition of previously leased facility	—	—	(22,952)
Acquisitions, net of cash acquired	(869,155)	(229,094)	(170,270)
Divestitures	773,399	(2,400)	1,744
Equity investments	60	(5,294)	(9,383)
Other	—	48	(7)

Net cash used for investing activities	(144,563)	(280,362)	(234,612)

Financing activities
Net short-term (repayments) borrowings	(4,162)	(873)	665
Proceeds from the Bridge Facility	850,000	—	—
Repayment of the Bridge Facility	(850,000)	—	—
Proceeds from long-term debt	343,316	780,857	462,599
Repayment of long-term debt	(440,518)	(709,886)	(468,161)
Proceeds from exercise of stock options	10,862	5,795	2,730
Repurchases of common stock	(4,200)	(1,589)	—
Dividends paid	(43,128)	(40,494)	(36,420)

Net cash (used for) provided by financing activities	(137,830)	33,810	(38,587)

Effect of exchange rate changes on cash	1,808	(8,046)	2,209

Change in cash and cash equivalents	(16,494)	8,341	(196)
Cash and cash equivalents, beginning of period	47,989	39,648	39,844

Cash and cash equivalents, end of period	$31,495	$47,989	$39,648

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Common shares		Additional paid-in capital	Retained earnings	Unearned restricted stock compensation	Accumulated other comprehensive income (loss)		Comprehensive income
In thousands, except share and per-share data	Number	Amount					Total
Balance — December 31, 2001	98,221,718	8,193	478,541	566,626	(9,440)	(28,918)	1,015,002
Net income				129,902			129,902	$129,902
Change in cumulative translation adjustment						25,659	25,659	25,659
Adjustment in minimum pension liability, net of $18,670 tax benefit						(29,201)	(29,201)	(29,201)
Changes in market value of derivative financial instruments						(7,685)	(7,685)	(7,685)

Comprehensive income								$118,675

Tax benefit of stock options			1,014				1,014
Cash dividends — $0.37 per common share				(36,420)			(36,420)
Exercise of stock options, net of 91,094 shares tendered for payment	192,052	9	2,721				2,730
Issuance of restricted shares, net of cancellations	56,466	4	980		(984)		—
Amortization of restricted shares					5,286		5,286
Shares surrendered by employees to pay taxes	(25,336)	(2)	(561)				(563)

Balance — December 31, 2002	98,444,900	8,204	482,695	660,108	(5,138)	(40,145)	1,105,724
Net income				141,352			141,352	$141,352
Change in cumulative translation adjustment						27,220	27,220	27,220
Adjustment in minimum pension liability, net of $13,339 tax expense						20,864	20,864	20,864
Changes in market value of derivative financial instruments						(2,107)	(2,107)	(2,107)

Comprehensive income								$187,329

Tax benefit of stock options			1,696				1,696
Cash dividends — $0.41 per common share				(40,494)			(40,494)
Share repurchases	(80,000)	(7)	(1,582)				(1,589)
Exercise of stock options, net of 208,378 shares tendered for payment	448,300	37	5,758				5,795
Issuance of restricted shares, net of cancellations	254,732	21	4,727		(4,748)		—
Amortization of restricted shares					3,697		3,697
Shares surrendered by employees to pay taxes	(62,848)	(5)	(1,094)				(1,099)
Stock compensation			419				419

Balance — December 31, 2003	99,005,084	8,250	492,619	760,966	(6,189)	5,832	1,261,478
Net income				171,225			171,225	$171,225
Change in cumulative translation adjustment						25,359	25,359	25,359
Adjustment in minimum pension liability, net of $279 tax benefit						(437)	(437)	(437)
Changes in market value of derivative financial instruments						1,652	1,652	1,652

Comprehensive income								$197,799

Tax benefit of stock options			17,185				17,185
Cash dividends — $0.43 per common share				(43,128)			(43,128)
Stock dividend		8,276	(8,276)				—
Share repurchases	(105,500)	(17)	(4,183)				(4,200)
Exercise of stock options, net of 1,150,623 shares tendered for payment	1,832,016	305	10,557				10,862
Issuance of restricted shares, net of cancellations	341,728	26	8,146		(7,675)		497
Amortization of restricted shares					5,992		5,992
Shares surrendered by employees to pay taxes	(105,943)	(12)	(3,085)				(3,097)
Stock compensation			4,406				4,406

Balance — December 31, 2004	100,967,385	$16,828	$517,369	$889,063	$(7,872)	$32,406	$1,447,794

See accompanying notes to consolidated financial statements.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements

1.	Summary of Significant Accounting Policies

Fiscal year

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both U.S. and non-U.S., that we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20 percent to 50 percent of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and, as a result, our share of the earnings or losses of such equity affiliates is included in the statement of income. The cost method of accounting is used for investments in which Pentair has less than a 20 percent ownership interest and we do not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this stock split.

Effective after the close of business October 2, 2004, we completed the sale of the Tools Group to The Black & Decker Corporation. Our consolidated financial statements have been restated to reflect the Tools Group as a discontinued operation for all periods presented.

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

Use of estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates. The critical accounting policies that require our most significant estimates and judgments include:

•	the assessment of recoverability of long-lived assets, including goodwill; and

•	accounting for pension benefits, because of the importance in making the estimates necessary to apply these policies.

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

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

Pricing and sales incentives

We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions, and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to our customers are recorded as a reduction of revenue unless we (1) receive an identifiable benefit for the goods or services in exchange for the consideration and (2) we can reasonably estimate the fair value of the benefit received. The following represents a description of our pricing arrangements, promotions, and other volume-based incentives:

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

There have been no material accounting revisions for revenue-recognition related estimates.

Shipping and handling costs

Amounts billed to customers for shipping and handling are recorded in net sales in the accompanying consolidated statements of income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are included in cost of goods sold in the accompanying consolidated statements of income.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Cash equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customer’s financial condition. We generally do not require collateral. No customer receivable balances exceeded 10 percent of total net receivable balances as of December 31, 2004 and 2003, respectively.

In December 2004, we entered into a one-year Accounts Receivable Purchase Agreement whereby designated customer accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. These receivables consist of specific invoices that are assigned and subject to a filed security interest. We act as the agent for the third-party, providing collections and claims services. Following the initial settlement period, we are required to transfer payments, make adjustment to invoice amounts and pay interest (at LIBOR plus 1.05%) on the assigned receivables to the third-party on a monthly basis. We are also required to maintain trade credit insurance on the sold receivables. Receivable sales can occur on the settlement date or as the third-party permits, up to a maximum total outstanding amount of $30 million, with the ability to make additional sales as sold receivables are repaid.

As of December 31, 2004, we have sold an approximate $22.0 million interest in our pool of accounts receivable to a third-party financial institution to mitigate the credit risk associated with the receivable balance of a large customer. In compliance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statement of cash flows. As the estimated present value of the receivables sold approximated the carrying amount, no gain or loss was recorded in 2004.

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

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

Goodwill and identifiable intangible assets

Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested for impairment on an annual basis. During the fourth quarter of 2004, we completed our annual impairment test of goodwill and determined there was no impairment.

The primary identifiable intangible assets of Pentair include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology and customer relationships. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually, or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2004, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

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

Environmental

In accordance with SOP 96-1, Environmental Remediation Liabilities, we recognize environmental cleanup liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental cleanup is estimated by engineering, financial, and legal specialists based on current law. Such estimates are based primarily upon the

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental cleanup liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in cleanup technologies, and additional information about the ultimate cleanup remedy that is used could significantly change our estimates. Accruals for environmental liabilities are included in other liabilities in the Consolidated Balance Sheets.

Insurance subsidiary

We insure general and product liability, property, workers’ compensation, and automobile liability risks through our wholly- owned captive insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As December 31 2004 and 2003, reserves for policy claims were $38.8 million ($10.0 million included in accrued product claims and warranties and $28.8 million included in other noncurrent liabilities) and $32.4 million ($10.0 million included in accrued product claims and warranties and $22.4 million included in other noncurrent liabilities), respectively.

Stock-based compensation

Pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, cost for stock-based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair. However, from time to time, we have elected to modify the terms of the original grant. Those modified grants have been accounted for as a new award and measured using the intrinsic value method under APB Opinion No. 25, resulting in the inclusion of compensation expense in our consolidated statement of income. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The following table illustrates the effect on income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model.

In thousands, except per-share data	2004	2003	2002
Net income	$171,225	$141,352	$129,902
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(11,400)	(5,601)	(3,412)

Income from continuing operations — pro forma	$159,825	$135,751	$126,490

Earnings per common share
Basic — as reported	$1.72	$1.44	$1.32
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.11)	(0.05)	(0.03)

Basic — pro forma	$1.61	$1.39	$1.29

Diluted — as reported	$1.68	$1.42	$1.31
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.11)	(0.06)	(0.04)

Diluted — pro forma	$1.57	$1.36	$1.27

Weighted average common shares outstanding
Basic	99,316	97,876	98,471
Diluted	101,441	99,620	99,489

The pro forma amounts shown above are not indicative of the pro forma effect in future years since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

The weighted-average fair value of options granted in 2004, 2003, and 2002 was $8.64, $5.76, and $6.24, per option, respectively. We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

Percentages	2004	2003	2002
Risk-free interest rate	2.83%	2.86%	3.75%
Dividend yield	1.54%	2.10%	2.10%
Expected stock price volatility	39.70%	40.00%	38.00%
Expected lives	5.2 yrs.	5.0 yrs.	5.5 yrs.

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2004	2003	2002
Earnings per common share — basic
Continuing operations	$137,024	$98,150	$74,999
Discontinued operations	34,201	43,202	54,903

Net income	$171,225	$141,352	$129,902

Continuing operations	$1.38	$1.00	$0.76
Discontinued operations	0.34	0.44	0.56

Basic earnings per common share	$1.72	$1.44	$1.32

Earnings per common share — diluted
Continuing operations	$137,024	$98,150	$74,999
Discontinued operations	34,201	43,202	54,903

Net income	$171,225	$141,352	$129,902

Continuing operations	$1.35	$0.99	$0.75
Discontinued operations	0.33	0.43	0.56

Diluted earnings per common share	$1.68	$1.42	$1.31

Weighted average common shares outstanding — basic	99,316	97,876	98,471
Dilutive impact of stock options and restricted stock	2,390	1,744	1,018

Weighted average common shares outstanding — diluted	101,706	99,620	99,489

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	42	1,246	1,499

Derivative financial instruments

We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our balance sheet. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the consolidated statements of income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS No. 133, as amended. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Foreign currency translation

The financial statements of subsidiaries located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange.

Other newly adopted accounting standards

In December 2003, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Post-retirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. However, disclosure of the estimated future benefit payments is effective for fiscal years ending after June 15, 2004. See ITEM 8, Note 11 for disclosures regarding our defined benefit pension plans and other post-retirement benefits.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (VIE), an Interpretation of ARB No. 51, which requires all VIEs to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the VIE. In December 2003, the FASB revised FIN 46, delaying the effective dates for certain entities created before February 1, 2003, and making other amendments to clarify application of the guidance. For potential variable interest entities other than any Special Purpose Entities (SPEs), the revised FIN 46 (FIN 46R) is now required to be applied no later than the end of the first fiscal year or interim reporting period ending after March 15, 2004. The original guidance under FIN 46 is still applicable, however, for all SPEs created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date it is first applied, or by restating previously issued financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46R also requires certain disclosures of an entity’s relationship with variable interest entities. We adopted FIN 46R for non-SPE entities in our first quarter ended April 3, 2004 which did not have a material effect on our consolidated financial position or results of operations.

In May 2004, the FASB issued Staff Position (“FSP”) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which supercedes FSP 106-1 of the same title issued in January 2004. FSP 106-2 becomes effective for the first interim or annual period beginning after June 15, 2004. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. Since our postretirement health care plan is a fully insured plan and is not eligible to receive the federal subsidy, the adoption of FSP 106-2 did not have any effect on our financial condition or results of operations.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on the remaining portions of EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, with an effective date of June 15, 2004. EITF 03-01 provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. Investors are required to disclose quantitative information about: (i) the aggregate amount of unrealized losses, and (ii) the aggregate related fair values of investments with unrealized losses, segregated into time periods during which the investment has been in an

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

unrealized loss position of less than 12 months and greater than 12 months. In addition, investors are required to disclose the qualitative information that supports their conclusion that the impairments noted in the qualitative disclosure are not other-than-temporary. In September 2004, the FASB approved FSP EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The adoption of this EITF is not expected to have a material impact on our results of operations or financial condition.

On October 22, 2004, the FASB issued FASB Staff Position (FSP) 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Job Creation Act of 2004, and FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004.

FSP No. 109-1 clarifies how to apply SFAS No. 109 to the new law’s tax deduction for income attributable to “domestic production activities.” The fully phased-in deduction is up to nine percent of the lesser of taxable income or “qualified production activities income.” The staff proposal would require that the deduction be accounted for as a special deduction in the period earned, not as a tax-rate reduction.

FSP No. 109-2, provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability FSP 109-2 states that an enterprise is permitted time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. During the fourth quarter, we repatriated approximately $70.0 million in extraordinary dividends, as defined in the Jobs Act, consisting primarily of foreign proceeds resulting from the sale of the Tools Group. We elected to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to the repatriated extraordinary dividends and therefore, were eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. The net tax cost of the repatriation of the extraordinary dividends, recorded in discontinued operations, was approximately $4.0 million.

New accounting standards to be adopted in the future

In December 2004, the FASB issued SFAS No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt SFAS No. 123R in the third quarter of fiscal 2005, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after that date. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption, January 1, 2005, or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition but do not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

2.	Acquisitions

Effective July 31, 2004, we completed the acquisition of all of the capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $889.6 million, including a third quarter cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, plus debt assumed of $21.6 million. In the fourth quarter of 2004, we received a $14.0 million final purchase price adjustment, a $0.3 million decrease in cash acquired, and recorded an additional $5.1 million in transaction costs. WICOR manufactures water system, filtration and pool equipment products primarily under the STA-RITE®, SHURflo® and Hypro® brands. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing credit facility.

Preliminary valuations of identifiable intangible assets acquired as part of the acquisition were $182.0 million, including $102.5 million of definite-lived intangible assets, including patented and proprietary technology of $39.6 million with a weighted average amortization period of 14.2 years and customer relationships of $62.9 million with a weighted average amortization period of 18.0 years. We ascribed a useful life of 14.2 years to patented and proprietary technology based on an analysis of the legal and contractual provisions. In addition, we ascribed a useful life of 18.0 years to customer relationships based on an analysis of customer attrition rates, the stability of product technology, and the value of proven customer service in retaining long standing customers. Due to a relatively flat forecasted attrition pattern, we will amortize the customer relationship balance on a straight-line basis over its estimated useful life.

Goodwill recorded as part of the initial purchase price allocation in the third quarter was $600.5 million, of which approximately $70.6 million is tax deductible. During the fourth quarter ended December 31, 2004, goodwill recorded as part of the initial purchase price allocation was adjusted to $588.4 million, of which $70.6 million is tax deductible. The $12.1 million decrease in goodwill was primarily due to the receipt of the final purchase price adjustment of $14.0 million in the fourth quarter of 2004. We continue to evaluate the purchase price allocation for the WICOR acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise it as better information becomes available in 2005.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (“Everpure”) from United States Filter Corporation, a unit of Veolia Environnement, for $217.3 million in cash, including cash acquired of $5.5 million and transaction costs of $2.2 million. Everpure is a leading global provider of water filtration products for the commercial and consumer sectors. Everpure products include a wide array of filtration systems and cartridges for various applications. Preliminary valuations of identifiable intangible assets acquired as part of the acquisition were $91.1 million, including $49.3 million of definite-lived intangible assets with a weighted average amortization period of 16.0 years. Goodwill recorded as part of the initial purchase price allocation was $105.3 million, of which approximately $104.0 million is tax deductible. During the year ended December 31, 2004, goodwill was adjusted to $129.6 million, of which approximately $102.5 million is tax deductible. The $24.3 million increase in goodwill is primarily due to a $16.6 million decrease in amortizable intangible assets following the determination of the final valuation of intangible assets and the payment of a final purchase price adjustment of $3.9 million in the second quarter of 2004. The purchase price allocation for the Everpure acquisition has been completed.

During the year ended December 31, 2003, we also completed four product line acquisitions in our Water segment for total consideration of approximately $21.4 million in cash including transaction costs: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc. and K&M Plastics, Inc. The allocation of the purchase price of these four product line acquisitions resulted in goodwill of $18.8 million, all of which is tax deductible. The purchase price allocations for the four product line acquisitions have been completed with no material effect on previously recorded estimates.

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2004, and 2003 are presented as if the acquisitions had been completed at the beginning of each period presented.

	Years ended December 31
In thousands, except per-share data	2004	2003
Pro forma net sales	$2,759,086	$2,456,034
Pro forma income from continuing operations	150,529	128,195
Pro forma net income	184,730	171,397

Pro forma earnings per common share — continuing operations
Basic	$1.52	$1.31
Diluted	$1.48	$1.29

Weighted average common shares outstanding
Basic	99,316	97,876
Diluted	101,706	99,620

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1 of each year presented, or of future results of the consolidated entities.

3.	Discontinued Operations/Divestitures

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. We used the proceeds from the Tools Group sale and

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

borrowings under our credit facility to repay the $850 million Bridge Facility, used to acquire WICOR, on October 4, 2004. We retained certain insurance liabilities, employee compensation and benefit liabilities, environmental liabilities, pension obligations and post-retirement obligations of the Tools Group. In the fourth quarter of 2004, we recorded a loss on the disposal of the Tools Group for $6.0 million, net of a tax provision of $9.0 million.

In 2001, we completed the sale of the Service Equipment businesses (Century Mfg. Co./Lincoln Automotive Company) to Clore Automotive, LLC for total consideration of $18.2 million and we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including a preferred stock interest. In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial, which was offset by a previously established reserve. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the Tools Group. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations to the total net assets of Pentair.

In thousands	2004*	2003	2002
Net sales	$842,110	$1,081,378	$1,092,330
Earnings from discontinued operations before income taxes	65,232	74,803	89,563
Income tax expense	24,984	28,665	34,660

Earnings from discontinued operations, net of income taxes	40,248	46,138	54,903
Gain (loss) on disposal of discontinued operations	2,990	(4,517)	—
Income tax (expense) benefit	(9,037)	1,581	—

Loss on disposal of discontinued operations, net of tax	$(6,047)	$(2,936)	$—

* Includes discontinued operations through the date of divestiture, October 2, 2004. Net (liabilities) assets of discontinued operations consist of the following:
In thousands	2004	2003
Current assets	$—	$313,399
Property, plant, and equipment, net	393	110,444
Goodwill	—	376,366
Other noncurrent assets	—	53,082

Total assets	393	853,291

Current liabilities	192	155,898
Other noncurrent liabilities	3,054	39,581

Total liabilities	3,246	195,479

Net (liabilities) assets of discontinued operations	$(2,853)	$657,812

At December 31, 2004, the liabilities totaling $3.2 million represent the estimated future cash outflows associated with the exit from a leased facility.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

4.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2004 by segment is as follows:

In thousands	Water	Enclosures	Consolidated
Balance December 31, 2003	$803,573	$193,610	$997,183
Acquired	588,528	—	588,528
Purchase accounting adjustments	24,727	—	24,727
Foreign currency translation	5,347	4,619	9,966

Balance December 31, 2004	$1,422,175	$198,229	$1,620,404

The detail of acquired intangible assets consisted of the following:

	2004			2003
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Finite-life intangible assets
Patents	$14,659	$(2,239)	$12,420	$14,629	$(914)	$13,715
Non-compete agreements	7,464	(4,237)	3,227	5,815	(2,870)	2,945
Proprietary technology	45,145	(1,896)	43,249	14,500	(200)	14,300
Customer relationships	84,044	(3,451)	80,593	26,100	(375)	25,725

Total finite-life intangible assets	$151,312	$(11,823)	$139,489	$61,044	$(4,359)	$56,685

Indefinite-life intangible assets
Brand names	$118,637	$—	$118,637	$41,805	$—	$41,805

Total intangibles, net			$258,126			$98,490

Intangible asset amortization expense in 2004, 2003, and 2002 was $7.5 million, $1.5 million, and $0.7 million, respectively. The increase in amortization expense between 2004 and 2003 was the result of the WICOR acquisition. In the third quarter of 2004, we recorded $102.5 million of definite-lived intangible assets, including patented and proprietary technology of $39.6 million with a weighted average amortization period of 14.2 years and customer relationships of $62.9 million with a weighted average amortization period of 18.0 years.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2005	2006	2007	2008	2009
Estimated amortization expense	$11,225	$11,706	$10,778	$9,864	$9,680

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

5.	Supplemental Balance Sheet Information

In thousands		2004	2003
Inventories
Raw materials and supplies		$126,816	$54,957
Work-in-process		34,993	17,331
Finished goods		161,867	94,574

Total inventories		$323,676	$166,862

Property, plant and equipment
Land and land improvements		$34,230	$14,825
Buildings and leasehold improvements		167,989	132,767
Machinery and equipment		464,974	397,741
Construction in progress		23,336	15,413

Total property, plant and equipment		690,529	560,746
Less accumulated depreciation and amortization		354,227	327,640

Property, plant and equipment, net		$336,302	$233,106

Certain inventories are valued at LIFO. If all inventories were valued at FIFO as of the end of 2004 and 2003, inventories would have been $331.3 million and $174.4 million, respectively.

Cost method investments

As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. The preferred stock is recorded at $18.4 million in other assets, which represents the estimated fair value of that investment at the time of sale.

6.    Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2004	2003	2002
Interest payments	$49,339	$41,962	$41,936
Income tax payments	63,488	46,598	20,412
7. Accumulated Other Comprehensive Income (Loss) Components of accumulated other comprehensive income (loss) consist of the following:
In thousands	2004	2003	2002
Minimum pension liability adjustments, net of tax	$(11,832)	$(11,395)	$(32,259)
Foreign currency translation adjustments	44,451	19,092	(8,128)
Market value of derivative financial instruments	(213)	(1,865)	242

Accumulated other comprehensive income (loss)	$32,406	$5,832	$(40,145)

In 2004, the minimum pension liability adjustment remained relatively consistent compared to the prior year despite the 50 basis point decrease in the discount rate to 5.75 percent as of December 31, 2004 as it was offset by our pension plan asset performance. In 2002, the significant increase in the minimum pension liability

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

adjustment was primarily the result of a decrease in the discount rate and lower than expected pension plan asset performance. The net foreign currency translation gain in 2004 and 2003 of $25.4 million and $27.2 million, respectively, was primarily the result of the continued weakening of the U.S. dollar against the Euro and Canadian dollar currencies. Changes in the market value of derivative financial instruments was impacted primarily by the maturities of derivatives and changing interest rates. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

8.    Debt

Long-term debt and the average interest rate on debt outstanding as of December 31 is summarized as follows:

In thousands	Average interest rate December 31, 2004	Maturity (Year)	December 31 2004	December 31 2003
Commercial paper, maturing within 44 days	2.83%		$178,008	$64,806
Revolving credit facilities	3.52%	2006	53,700	184,200
Private placement — fixed rate	5.50%	2007 - 2013	135,000	183,910
Private placement — floating rate	3.25%	2013	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000
Other	4.00%	2005 - 2009	14,394	17,859

Total contractual debt obligations			731,102	800,775
Interest rate swap monetization deferred income			5,539	6,705
Fair value adjustment of hedged debt			(536)	(987)

Total long-term debt, including current portion per balance sheet			736,105	806,493
Less current maturities			(11,957)	(73,631)

Long-term debt			724,148	732,862

As of December 31, 2004, we had a $500 million multi-currency revolving credit facility (the “Credit Facility”) with various banks expiring on July 25, 2006. On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility, increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2004, we had $178.0 million of commercial paper outstanding that matured within 44 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at December 31, 2004, including outstanding commercial paper, was approximately $268.0 million.

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

On October 4, 2004, we received approximately $796.8 million of proceeds from the sale of our Tools Group to BDK. As required under the terms of the Bridge Facility, we used the proceeds from the Tools Group sale and

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

additional borrowings under the Credit Facility to pay off the Bridge Facility. Following payment of the Bridge Facility and based on our existing credit ratings, the interest rate on loans under the Credit Facility decreased to LIBOR plus 1.125%.

We were in compliance with all debt covenants as of December 31, 2004.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2004.

Long-term debt outstanding at December 31, 2004, matures on a calendar year basis by contractual debt maturity as follows:

In thousands	2005	2006	2007	2008	2009	Thereafter	Total
Contractual debt obligation maturities	$10,791	$232,230	$37,979	$58	$250,044	$200,000	$731,102
Other maturities	1,166	1,166	1,166	1,166	339	—	5,003

Total maturities	$11,957	$233,396	$39,145	$1,224	$250,383	$200,000	$736,105

9.    Derivative and Financial Instruments

Cash-flow hedges

We have an interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. As of December 31, 2004, we had a variable to fixed rate swap agreement outstanding with an aggregate notional amount of $20.0 million expiring in June 2005. The swap agreement has a fixed interest rate of 6.31 percent. The fair value of this swap was a liability of $0.4 million at December 31, 2004.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the balance sheet, with changes in fair values included in other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate $0.4 million of net derivative losses will be reclassified into earnings in 2005. No hedging relationships were de-designated during 2004.

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

Concurrent with the termination of the interest rate swap, we entered into a new interest rate swap agreement to effectively convert $100 million of Senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 3.69 percent. The fair value of the swap was a liability of $0.5 million at December 31, 2004. This swap agreement has been designated

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

and accounted for as a fair value hedge. Since this swap qualifies for the short-cut method under SFAS No. 133, changes in the fair value of the swap (included in other long-term liabilities in the consolidated balance sheets) are offset by changes in the fair value of the designated debt being hedged. Consequently, there is no impact on net income or shareholders’ equity.

Fair value of financial instruments

The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2004		2003
In thousands	Recorded amount	Fair value	Recorded amount	Fair value
Long-term debt, including current portion
Variable rate	$338,582	$338,582	$359,006	$359,006
Fixed rate	392,520	428,766	441,769	483,233

Total	$731,102	$767,348	$800,775	$842,239

Derivative financial instruments
Variable to fixed interest rate swap liability	$(350)	$(350)	$(1,865)	$(1,865)
Fixed to variable interest rate swap liability	(536)	(536)	(987)	(987)

Market value of derivative financial instruments	$(886)	$(886)	$(2,852)	$(2,852)

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms; and

•	interest rate swap agreements — fair value is based on market or dealer quotes.

10.    Income Taxes

Income from continuing operations before income taxes consisted of the following:

In thousands	2004	2003	2002
United States	$159,679	$119,331	$95,194
International	50,353	24,484	7,689

Income from continuing operations before taxes	$210,032	$143,815	$102,883

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The provision for income taxes for continuing operations consisted of the following:

In thousands	2004	2003	2002
Currently payable
Federal	$42,730	$11,350	$7,940
State	5,051	1,903	2,152
International	14,513	(1,160)	(5,502)

Total current taxes	62,294	12,093	4,590

Deferred
Federal	8,341	22,446	15,145
International	2,373	11,126	8,149

Total deferred taxes	10,714	33,572	23,294

Total provision for income taxes	$73,008	$45,665	$27,884

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:
Percentages	2004	2003	2002
U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.6	1.9	3.0
Tax effect of international operations	(1.4)	(2.6)	(5.7)
ESOP dividend benefit	(0.3)	(0.5)	(0.7)
Tax credits	(1.4)	(2.1)	(4.1)
All other, net	0.3	0.1	(0.4)

Effective tax rate on continuing operations	34.8	31.8	27.1

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the consolidated statements of income).

We recorded an income tax provision relating to discontinued operations of $34.0 million, $28.7 million, and $34.7 million during fiscal 2004, 2003 and 2002, respectively. The effective tax rate of the discontinued operations differs from the statutory rate due primarily to state and foreign taxes. The tax provision resulting from the Tools Group sale transaction was $9.0 million. This amount, reflected in the $34.0 million amount above, differs from the statutory rate due primarily to state and foreign taxes which were impacted by the form of the transaction and the geographic locations of the assets that were sold.

During the fourth quarter, we repatriated approximately $70.0 million in extraordinary dividends, as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”), consisting primarily of foreign proceeds resulting from the sale of the Tools Group. We elected to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to the repatriated extraordinary dividends and therefore, were eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. The net tax cost of the repatriation of the extraordinary dividends, recorded in discontinued operations, was approximately $4.0 million.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

do so. As of December 31, 2004, approximately $80.0 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. We believe that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2004 Deferred tax		2003 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities
Accounts receivable allowances	$5,606	$—	$4,342	$—
Inventory valuation	354	—	459
Accelerated depreciation/amortization	—	37,349	—	18,322
Accrued product claims and warranties	33,778	—	25,171	—
Employee benefit accruals	72,810	—	41,942	—
Goodwill and other intangibles	—	140,126	—	62,385
Other, net	—	28,872	—	20,972

Total deferred taxes	$112,548	$206,347	$71,914	$101,679

Net deferred tax (liability) asset		$(93,799)		$(29,765)

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 1997 with no material adjustments and is currently auditing 1998 to 2001. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

Non-U.S. tax losses of $5.3 million and $11.0 million were available for carryforward at December 31, 2004 and December 31, 2003, respectively. A valuation allowance of $1.6 million and `$1.5 million exists for deferred income tax benefits related to the loss carryforwards available that may not be realized as of December 31, 2004 and 2003, respectively. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. A majority of our non-U.S. tax losses can be carried forward indefinitely. The remaining non-U.S. tax losses will begin to expire in 2007.

11.    Benefit Plans

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

The acquisition of WICOR increased unfunded pension liabilities by approximately $23.7 million and increased post-retirement liabilities by approximately $32.1 million. Corresponding liabilities equal to the unfunded liabilities were recorded on WICOR’s opening balance sheet. Annual pension and post-retirement expense for the WICOR plans is expected to be approximately $6.0 million.

The sale of our Tools Group decreased unfunded pension liabilities by approximately $2.5 million and decreased post-retirement liabilities by approximately $4.8 million. The divestiture will eventually result in a reduction in plan liabilities of approximately $34.0 million offset by a corresponding transfer of plan assets to current plan participants and a BDK pension trust, of which approximately $10.0 million has already been paid. The sale of the Tools Group is expected to reduce annual pension expense and post-retirement by about $4.5 million.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

In 2004, under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a curtailment expense and special termination benefits totaling approximately $1.8 million due to the divestiture of the Tools Group. In 2005, we expect to recognize an additional settlement expense of approximately $5.0 million as the benefits are paid to former plan participants of the Tools Group.

Obligations and Funded Status

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation beginning of year	$419,616	$389,431	$36,903	$37,760
Service cost	15,998	15,262	696	558
Interest cost	27,514	23,890	3,012	2,273
Liability transfer	—	(588)	—	—
Special termination benefits	1,589	—	—	—
Actuarial (gain) loss	30,799	2,878	2,992	(1,097)
Acquisitions	91,433	—	32,136	—
Divestiture	(14,479)	—	(4,765)	—
Translation loss	3,906	7,663	—	—
Benefits paid	(31,258)	(18,920)	(2,889)	(2,591)

Benefit obligation end of year	$545,118	$419,616	$68,085	$36,903

Change in plan assets
Fair value of plan assets beginning of year	$295,399	$239,104	$—	$—
Actual return on plan assets	53,696	55,477	—	—
Asset transfer — acquisitions	67,709	—	—	—
Asset transfer — divestiture	(11,954)	—	—	—
Company contributions	7,193	19,113	2,889	2,591
Translation loss	496	625	—	—
Benefits paid	(31,258)	(18,920)	(2,889)	(2,591)

Fair value of plan assets end of year	$381,281	$295,399	$—	$—

Funded status
Plan assets less than benefit obligation	$(163,837)	$(124,217)	$(68,085)	$(36,903)
Unrecognized cost:
Net transition obligation	122	139	—	—
Net actuarial (gain) loss	76,694	75,668	(612)	(3,680)
Prior service cost (benefit)	915	2,014	(970)	(1,551)

Net amount recognized	$(86,106)	$(46,396)	$(69,667)	$(42,134)

Of the $163.8 million underfunding at December 31, 2004, $94.5 million relates to foreign pension plans and our supplemental executive retirement plan which are not commonly funded.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Amounts recognized in the consolidated balance sheets of:

	Pension benefits		Post-retirement
In thousands	2004	2003	2004	2003
Prepaid benefit cost	$8,428	$17,334	$—	$—
Accrued benefit liability	(114,545)	(83,776)	(69,667)	(42,134)
Intangible asset	610	1,365	—	—
Accumulated other comprehensive income — pre-tax	19,401	18,681	—	—

Net amount recognized	$(86,106)	$(46,396)	$(69,667)	$(42,134)

The accumulated benefit obligation for all defined benefit plans was $469.2 million and $363.4 million at December 31, 2004, and 2003, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2004	2003
Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$107,605	$41,545
Accumulated benefit obligation	201,591	118,699
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$374,182	$288,855
Projected benefit obligation	539,661	414,123

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2004	2003	2002	2004	2003	2002
Service cost	$15,998	$15,262	$13,165	$696	$558	$521
Interest cost	27,513	23,890	22,980	3,012	2,273	2,425
Expected return on plan assets	(27,970)	(24,748)	(24,342)
Amortization of transition obligation	22	20	18	—	—	—
Amortization of prior year service cost (benefit)	450	650	659	(581)	(922)	(869)
Recognized net actuarial (gain) loss	1,446	672	156	—	—	(129)
Special termination benefits	1,589	—	—	—	—	—
Curtailment expense	185	—	—	—	—	—

Net periodic benefit cost	$19,233	$15,746	$12,636	$3,127	$1,909	$1,948

Continuing operations	$14,897	$12,428	$10,436	$2,368	$942	$1,027
Discontinued operations	4,336	3,318	2,200	759	967	921

Net periodic benefit cost	$19,233	$15,746	$12,636	$3,127	$1,909	$1,948

Additional Information
	Pension benefits
In thousands	2004	2003
Decrease (increase) in minimum liability included in other comprehensive income, net of tax	$(437)	$20,864

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Assumptions

Weighted-average assumptions used to determine benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2004	2003	2002	2004	2003	2002
Discount rate	5.75	6.25	6.25	5.75	6.25	6.25
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2004	2003	2002	2004	2003	2002
Discount rate	6.25	6.25	7.25	6.25	6.25	7.25
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent in 2004 and 6.25 percent in 2003 and 2002. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2005.

Expected rate of return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten-year compounded annual return of 10.5 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2004, the pension plan assets yielded a positive return of 17.6 percent, compared to positive returns of 24.8 percent in 2003 and a negative return of 10.5 percent in 2002. Our expected rate of return in 2004 equaled 8.5 percent, which remained unchanged from 2003 and 2002. In 2004, the significant difference between our expected return on plan assets of $28.0 million compared to our actual return on plan assets of $53.7 million was primarily due to the continued resurgence of the financial markets, plus the return on Pentair common stock. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2005.

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

Pension-related adjustments to equity

In 2002, our discount rate was lowered from 7.25 percent to 6.25 percent and we realized a negative 10.5 percent return on plan assets which caused the accumulated benefit obligation to exceed the fair market value of plan assets as of December 31, 2002. This unfunded accumulated benefit obligation, plus the existing prepaid asset,

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

was the primary cause of a $29.2 million net-of-tax charge to shareholders’ equity for 2002. The recovery of the financial markets in 2003 and positive return on plan assets of 24.8 percent eliminated $20.9 million of the charge to shareholders’ equity. In 2004, our discount rate was lowered from 6.25 percent to 5.75 percent. However, the change in the discount rate assumption was offset by higher than anticipated returns on assets and thus, did not significantly affect our shareholders’ equity.

Net periodic benefit cost

Total net periodic pension benefit cost was $19.2 million in 2004, $15.7 million in 2003, and $12.6 million in 2002. Total net periodic pension benefit cost is expected to be approximately $19.1 million in 2005, excluding settlement charges related to the Tools Group divestiture. The increasing trend in net periodic pension cost from 2002 forward is largely driven by the decrease in the discount rate in 2004 and 2002 offset by actual returns on plan assets. The net periodic pension benefit cost for 2005 has been estimated assuming a discount rate of 5.75 percent and an expected return on plan assets of 8.5 percent.

Unrecognized pension losses

As of our December 31, 2004 measurement date, our pension plans have $76.7 million of cumulative unrecognized losses of which approximately $7.0 million relates to the use of the market-related value method and is not immediately subject to amortization. The remaining unrecognized loss, to the extent it exceeds 10% of the projected benefit obligation, will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years). The amount included in pension expense for loss amortization in 2004 was $0.5 million.

The assumed health care cost trend rates at December 31 are as follows:

	2004	2003
Health care cost trend rate asumed for next year	11.50%	9.14%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2018	2024

The assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$165	$(130)
Effect on postretirement benefit obligation	3,691	(3,211)

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

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Asset allocation

Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

			Investment Policy
Asset Class	2004(1)	2003(1)	Target	Minimum	Maximum
Large Capitalization U.S. Stocks	18.6%	20.7%	22.5%	17.5%	27.5%
Mid Capitalization, U.S. Stocks	11.9%	18.8%	15.0%	10.0%	20.0%
Small Capitalization, U.S. Stocks	3.2%	3.8%	7.5%	2.5%	12.5%
Pentair Stock	10.7%	7.7%	5.0%	0.0%	10.0%
International (Non-U.S.) Stocks	12.4%	11.6%	15.0%	10.0%	20.0%
Private Equity	0.2%	0.5%	0.0%	0.0%	5.0%
Fixed Income (Bonds)	10.6%	17.3%	15.0%	10.0%	20.0%
Fund of Hedged Funds	16.0%	12.7%	20.0%	15.0%	25.0%
Cash	16.4%	6.9%

(1)	Actual asset allocation as of December 31, 2004 and 2003, respectively.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. From time to time, we may be outside our targeted ranges by amounts we deem acceptable

Our cash balance is higher than normal due to the liquidation of the WICOR pension assets held in a separate trust as of December 31, 2004. Those funds were transferred to our pension master trust and subsequent to December 31, 2004, a portion was reinvested in accordance with our targeted asset allocations. We plan on transferring most of the remaining cash balance to BDK in conjunction with our transfer of certain pension benefit obligations related to the divested Tools Group. We do require a cash balance to be available to fund monthly benefit payments and administrative fees.

Equity securities include Pentair common stock in the amount of $41.1 million and $21.6 million at December 31, 2004, and 2003, respectively. Our investment in Pentair common stock is outside of the targeted range due to the significant increase in the fair value of Pentair stock in 2004.

Cash Flows

Contributions

In 2004, pension contributions totaled $7.2 million, including $2.7 million of contributions to domestic defined benefit pension plans. In 2003, pension contributions totaled $19.1 million, including $15.1 million of contributions to domestic defined benefit pension plans. The contributions in 2004 and 2003 equaled or exceeded the minimum funding requirement. Our 2005 pension contributions are expected to be in the range of $5 million to $10 million.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post- retirement
2005	$29.5	$4.4
2006	24.2	4.5
2007	25.2	4.6
2008	26.5	4.6
2009	28.0	4.7
2010 - 2014	162.7	25.4

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

Our combined expense for the 401(k) and ESOP were approximately $10.7 million, $7.3 million, and $4.9 million in 2004, 2003, and 2002, respectively.

12.    Shareholders’ Equity

Authorized shares

We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock of up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2004.

Purchase rights

On December 10, 2004, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable upon the close of business on January 28, 2005 to the shareholders of record upon the close of business on January 28, 2005. Each Right entitles the registered holder to purchase one one-hundreth of a share of Series A Junior Participating Preferred Stock, at a price of $240.00 per one one-hundreth of a share, subject to adjustment. However, the Rights are not exercisable unless certain change in control events occur, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15 percent or more of our outstanding common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated December 10, 2004. The Rights will expire on January 28, 2015, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. On January 28, 2005, the common share purchase rights issued pursuant to the Rights Agreement dated July 31, 1995 were redeemed in their entirety for an amount equal to $0.0025 per right.

Share repurchases

In December 2003, the Board of Directors authorized the development of a program and process to annually purchase up to 1,000,000 shares of our common stock, on a post stock-split basis, in open market or negotiated transactions to partially offset dilution due to normal grants of restricted shares and options to employees. In 2004, 2003 and 2002, respectively, we repurchased 105,500 shares, 80,000 shares and 0 shares of our common stock under similar plans.

In December 2004, the Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted. As of February 18, 2005, no shares have been repurchased and accordingly, we have the authority to repurchase shares up to a maximum dollar limit of $25 million.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

13.    Stock Plans

Omnibus stock incentive plan

In April 2004, the Omnibus Stock Incentive Plan as Amended and Restated (the Plan) was approved by shareholders. The Plan authorizes the issuance of additional shares of our common stock and extends through April 2014. The Plan allows for the granting of:

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

Restricted stock, rights to restricted stock and ICUs

Under the Plan, eligible employees are awarded restricted shares or rights to restricted shares (awards) of our common stock and ICUs. Restrictions on awards and ICUs generally expire from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted stock awards are recorded at market value on the grant date as unearned compensation. Unearned compensation is shown as a reduction of shareholders’ equity in our consolidated financial statements and is being amortized to expense over the restriction period. Annual expense for the value of restricted stock and ICUs was $6.6 million in 2004, $4.6 million in 2003, and $7.9 million in 2002.

Outside directors nonqualified stock option plan

Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the Directors Plan) with an exercise price equal to 100 percent of the market value of the shares on the option grant dates. Options generally vest over a three-year period commencing on the first anniversary of the grant date and expire ten years after the grant date. The Directors Plan extends to January 2008.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Stock options

The following table summarizes stock option activity under all plans:

	2004		2003		2002
Options Outstanding	Shares	Exercise price(1)	Shares	Exercise price(1)	Shares	Exercise price(1)
Balance January 1	6,288,960	$17.09	5,486,476	$16.69	4,522,088	$15.83
Granted	2,586,747	25.30	1,753,880	17.84	1,532,648	18.71
Exercised	(2,982,639)	16.55	(656,678)	15.46	(283,146)	15.56
Canceled	(406,050)	20.92	(294,718)	17.71	(285,114)	14.91

Balance December 31	5,487,018	$20.97	6,288,960	$17.09	5,486,476	$16.69

Options exercisable December 31	2,561,030	$20.44	3,442,441	$16.99	2,975,198	$16.97

Shares available for grant December 31	11,219,451		3,074,604		4,801,290

(1)	Weighted average

The following table summarizes information concerning stock options outstanding as of the end of 2004 under all plans:

	Options outstanding			Options exercisable
Range of exercise prices	Shares	Remaining life(1) (in years)	Exercise price(1)	Shares	Exercise price(1)
$ 8.7100 – $ 13.0710	335,330	5.6	$11.3810	335,330	$11.3810
13.0711 – 17.4280	46,212	6.6	16.1589	39,612	16.3295
17.4281 – 21.7850	2,765,431	6.3	18.3961	1,599,282	18.6520
21.7851 – 26.1420	1,721,962	8.4	22.8704	160,922	22.7437
26.1421 – 30.4990	219,946	7.1	27.6796	126,346	28.2658
30.4991 – 34.8560	235,106	7.1	32.6811	149,186	32.4345
34.8561 – 39.2130	62,276	7.2	38.1485	58,076	38.3711
39.2131 – 43.5700	100,755	6.2	40.8946	92,276	40.6764

	5,487,018	7.0	$20.9742	2,561,030	$20.4390

(1)	Weighted average

In 2004, we recorded $4.4 million of compensation expense related to the modification of option terms for employees terminated in association with our Tools Group divestiture.

14.    Business Segments

We classify our continuing operations into the following business segments:

•	Water — manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Enclosures — designs, manufactures, and markets standard, modified and custom enclosures that protect sensitive controls components and accessories. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the sales and operating income of the segment and use a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable business segment is included in the following summary:

In thousands	2004	2003	2002	2004	2003	2002
	Net sales to external customers			Operating income (loss)
Water	$1,563,394	$1,060,303	$932,420	$197,310	$143,962	$126,559
Enclosures	714,735	582,684	556,033	87,844	51,094	29,942
Other	—	—	—	(37,912)	(24,846)	(25,206)

Consolidated	$2,278,129	$1,642,987	$1,488,453	$247,242	$170,210	$131,295

	Identifiable assets(1)			Depreciation
Water	$2,497,980	$1,321,128	$1,056,335	$26,751	$20,517	$19,478
Enclosures	503,322	462,837	467,862	19,408	19,721	19,026
Other(1)	119,273	996,712	990,552	904	571	73

Consolidated	$3,120,575	$2,780,677	$2,514,749	$47,063	$40,809	$38,577

	Amortization			Capital expenditures
Water	$7,534	$1,543	$650	$24,981	$17,831	$15,037
Enclosures	—	—	—	16,240	7,014	9,153
Other	6,312	2,531	5,070	7,646	18,777	32,506

Consolidated	$13,846	$4,074	$5,720	$48,867	$43,622	$56,696

(1)	All cash and cash equivalents are included in Other.

The following table presents certain geographic information:

In thousands	2004	2003	2002	2004	2003	2002
	Net sales to external customers			Long-lived assets
U.S./Canada	$1,858,224	$1,358,277	$1,253,070	$249,299	$175,361	$186,027
Europe	319,285	239,102	196,617	62,025	42,167	39,054
Asia and other	100,620	45,608	38,766	24,978	15,578	11,241

Consolidated	$2,278,129	$1,642,987	$1,488,453	$336,302	$233,106	$236,322

Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant, and equipment, net of related depreciation.

We offer a broad array of products and systems to multiple markets and customers for which we do not have the financial systems to track revenues by primary product category. However, our net sales by segment is representative of our sales by major product category.

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, one customer accounted for about 11 percent of segment sales in 2004 and 12 percent of segment sales in 2003 and 2002. In our Enclosure segment, no single customer accounted for more than 10 percent of segment sales in 2004, 2003, or 2002.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

15.	Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases follows:

In thousands					2004	2003	2002
Gross rental expense					$27,712	$24,407	$23,661
Sublease rental income					(804)	(698)	(1,456)

Net rental expense					$26,908	$23,709	$22,205

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:
In thousands	2005	2006	2007	2008	2009	Thereafter	Total
Minimum lease payments	$23,336	$19,450	$14,577	$11,078	$10,449	$23,179	$102,069
Minimum sublease rentals	(1,010)	(387)	(406)	(406)	(339)	—	(2,548)

Net future minimum lease commitments	$22,326	$19,063	$14,171	$10,672	$10,110	$23,179	$99,521

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental cleanups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in cleanup costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the past ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled one such claim in 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, that relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it has been possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2004 and 2003, our reserves for such environmental liabilities were approximately $9.4 million and $10.8 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental cleanup costs and liabilities will not exceed the amount of our current reserves.

Litigation

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement, and employment matters.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

We comply with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, and related guidance, and record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel, and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

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

Warranties and guarantees

In connection with the disposition of our businesses or product lines, we may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts, and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction. Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

In accordance with FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others, we recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

We have guaranteed the indebtedness of one customer, whose outstanding debt at December 31, 2004 was $1.5 million. The debt amount is a declining balance and scheduled to be paid in full by June 2007. The liability relating to the guarantee is not material.

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the year ended December 31, 2004 and 2003 are as follows:

In thousands	2004	2003
Balance at beginning of the year	$14,427	$15,158
Service and product warranty provision	35,141	22,189
Payments	(32,237)	(24,122)
Acquired	14,899	733
Translation	294	469

Balance at end of the year	$32,524	$14,427

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Stand-by letters of credit

In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2004, the outstanding value of these instruments totaled $64.9 million, of which $38.9 million is a stand-by letter of credit pertaining to an indemnified legal matter. All fees and expenses are reimbursed by the indemnifying party. As of December 31, 2003, the outstanding value of these instruments totaled $35.0 million.

16.    Selected Quarterly Financial Data (Unaudited)

	2004
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$488,453	$530,433	$607,767	$651,476	$2,278,129
Gross profit	140,073	161,651	169,784	183,202	654,710
Operating income	50,110	70,984	64,099	62,049	247,242
Income from continuing operations	28,242	41,993	33,092	33,697	137,024
Income from discontinued operations, net of tax	11,968	13,470	14,810	—	40,248
Loss on disposal of discontinued operations, net of tax	—	—	—	(6,047)	(6,047)
Net income	40,210	55,463	47,902	27,650	171,225

Earnings per common share(1)
Basic
Continuing operations	$0.29	$0.42	$0.33	$0.34	$1.38
Discontinued operations	0.12	0.14	0.15	(0.07)	0.34

Basic earnings per common share	$0.41	$0.56	$0.48	$0.27	$1.72

Diluted
Continuing operations	$0.28	$0.42	$0.32	$0.33	$1.35
Discontinued operations	0.12	0.13	0.15	(0.07)	0.33

Diluted earnings per common share	$0.40	$0.55	$0.47	$0.26	$1.68

	2003
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$385,751	$435,573	$416,986	$404,677	$1,642,987
Gross profit	101,968	120,354	110,415	113,493	446,230
Operating income	32,151	50,690	45,192	42,177	170,210
Income from continuing operations	17,616	30,133	26,975	23,426	98,150
Income from discontinued operations, net of tax	10,233	13,754	11,400	10,751	46,138
Loss on disposal of discontinued operations, net of tax	—	—	—	(2,936)	(2,936)
Net income	27,849	43,887	38,375	31,241	141,352

Earnings per common share(1)
Basic
Continuing operations	$0.18	$0.31	$0.27	$0.24	$1.00
Discontinued operations	0.10	0.14	0.12	0.08	0.44

Basic earnings per common share	$0.28	$0.45	$0.39	$0.32	$1.44

Diluted
Continuing operations	$0.18	$0.30	$0.27	$0.24	$0.99
Discontinued operations	0.10	0.14	0.11	0.08	0.43

Diluted earnings per common share	$0.28	$0.44	$0.38	$0.32	$1.42

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

17.    Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of December 31, 2004 and 2003, the related condensed consolidated statements of income and statements of cash flows for each of the three years in the period ended December 31, 2004, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the year ended December 31, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,868,579	$491,260	$(81,710)	$2,278,129
Cost of goods sold	186	1,358,877	344,845	(80,489)	1,623,419

Gross profit	(186)	509,702	146,415	(1,221)	654,710
Selling, general and administrative	64,951	253,173	59,112	(1,221)	376,015
Research and development	—	23,673	7,780	—	31,453

Operating (loss) income	(65,137)	232,856	79,523	—	247,242
Net interest (income) expense	(25,713)	55,410	7,513	—	37,210

Income (loss) before income taxes	(39,424)	177,446	72,010	—	210,032
Provision (benefit) for income taxes	(15,162)	63,791	24,379	—	73,008

Income (loss) from continuing operations	(24,262)	113,655	47,631	—	137,024
Income from discontinued operations, net of tax	—	—	40,248		40,248
Loss on disposal of discontinued operations, net of tax	—	—	(6,047)	—	(6,047)

Net (loss) income	$(24,262)	$113,655	$81,832	$—	$171,225

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

December 31, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,295	$5,570	$23,630	$—	$31,495
Accounts and notes receivable, net	1,003	305,060	111,872	(21,476)	396,459
Inventories	—	236,057	87,619	—	323,676
Current assets of discontinued operations	—	—	—	—	—
Deferred tax assets	58,469	31,933	9,830	(51,158)	49,074
Prepaid expenses and other current assets	8,558	8,484	13,428	(6,037)	24,433

Total current assets	70,325	587,104	246,379	(78,671)	825,137

Property, plant and equipment, net	5,111	243,672	87,519	—	336,302
Other assets
Non-current assets of discontinued operations	—	—	393	—	393
Investments in subsidiaries	1,881,872	44,718	59,918	(1,986,508)	—
Goodwill	—	1,382,276	238,128	—	1,620,404
Intangibles, net	—	229,754	28,372	—	258,126
Other	69,479	6,110	4,624	—	80,213

Total other assets	1,951,351	1,662,858	331,435	(1,986,508)	1,959,136

Total assets	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$369	$14,904	$(4,482)	$11,957
Accounts payable	5,350	148,266	62,391	(20,718)	195,289
Employee compensation and benefits	18,589	57,101	29,131	—	104,821
Accrued product claims and warranties	—	27,426	15,098	—	42,524
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	20,246	(15,871)	23,020	—	27,395
Accrued rebates and sales incentives	—	39,306	2,312	—	41,618
Other current liabilities	34,092	52,586	22,470	(6,065)	103,083

Total current liabilities	79,443	309,183	169,518	(31,265)	526,879

Long-term debt	720,545	1,668,639	12,491	(1,677,527)	724,148
Pension and other retirement compensation	58,289	25,432	51,635	—	135,356
Post-retirement medical and other benefits	25,160	44,507	—	—	69,667
Deferred tax liabilities	(249)	163,326	30,954	(51,158)	142,873
Due to / (from) affiliates	(339,363)	182,226	229,132	(71,995)	—
Other non-current liabilities	35,168	2,403	33,233	—	70,804
Non-current liabilities of discontinued operations	—	—	3,054	—	3,054

Total liabilities	578,993	2,395,716	530,017	(1,831,945)	1,672,781

Shareholders’ equity	1,447,794	97,918	135,316	(233,234)	1,447,794

Total liabilities and shareholders’ equity	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudtied Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$(24,262)	$113,655	$81,832	$—	$171,225
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(40,248)	—	(40,248)
Loss on disposal of discontinued operations	—	—	6,047	—	6,047
Depreciation	904	36,763	9,396	—	47,063
Amortization	6,312	6,975	559	—	13,846
Deferred income taxes	(1,122)	15,759	2,099	—	16,736
Intercompany dividends	28,475	(9,475)	(19,000)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,167	9,858	7,778	8,115	26,918
Inventories	—	(43,865)	(8,131)	—	(51,996)
Prepaid expenses and other current assets	(3,527)	2,869	4,728	(1,894)	2,176
Accounts payable	3,823	20,412	394	(7,355)	17,274
Employee compensation and benefits	(2,709)	4,384	2,921	—	4,596
Accrued product claims and warranties	—	1,942	1,051	—	2,993
Income taxes	(11,633)	(5,778)	23,763	—	6,352
Other current liabilities	(242)	7,299	(42)	1,864	8,879
Pension and post-retirement benefits	4,980	3,168	3,360	—	11,508
Other assets and liabilities	6,371	1,379	(956)	—	6,794

Net cash provided by continuing operations	8,537	165,345	75,551	730	250,163
Net cash provided by discontinued operations	—	—	13,928	—	13,928

Net cash provided by operating activities	8,537	165,345	89,479	730	264,091

Investing activities
Capital expenditures	(1,886)	(32,254)	(14,727)	—	(48,867)
Acquisitions, net of cash acquired	(858,774)	—	(10,381)	—	(869,155)
Investment in subsidiaries	230,841	(131,066)	(133,246)	33,471	—
Divestitures	773,099	300	—	—	773,399
Equity investments	—	28	32	—	60

Net cash provided by (used for) investing activities	143,280	(162,992)	(158,322)	33,471	(144,563)

Financing activities
Net short-term borrowings (repayments)	(4,162)	—	—	—	(4,162)
Proceeds from the Bridge Facility	850,000	—	—	—	850,000
Repayment of the Bridge Facility	(850,000)	—	—	—	(850,000)
Proceeds from long-term debt	343,316	—	—	—	343,316
Repayment of long-term debt	(440,518)	—	—	—	(440,518)
Proceeds from exercise of stock options	10,862	—	—	—	10,862
Repurchases of common stock	(4,200)	—	—	—	(4,200)
Dividends paid	(43,128)	—	—	—	(43,128)

Net cash used for financing activities	(137,830)	—	—	—	(137,830)

Effect of exchange rate changes on cash	(15,065)	62	51,012	(34,201)	1,808

Change in cash and cash equivalents	(1,078)	2,415	(17,831)	—	(16,494)
Cash and cash equivalents, beginning of period	3,373	3,155	41,461	—	47,989

Cash and cash equivalents, end of period	$2,295	$5,570	$23,630	$—	$31,495

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the year ended December 31, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,358,874	$326,570	$(42,457)	$1,642,987
Cost of goods sold	—	1,006,638	234,850	(44,731)	1,196,757

Gross profit	—	352,236	91,720	2,274	446,230
Selling, general and administrative	54,206	173,308	23,300	2,274	253,088
Research and development	—	17,271	5,661	—	22,932

Operating (loss) income	(54,206)	161,657	62,759	—	170,210
Net interest (income) expense	(41,018)	48,591	18,822	—	26,395

Income (loss) before income taxes	(13,188)	113,066	43,937	—	143,815
Provision (benefit) for income taxes	(6,983)	35,044	17,604	—	45,665

Income (loss) from continuing operations	(6,205)	78,022	26,333	—	98,150
Income from discontinued operations, net of tax	—	—	46,138		46,138
Loss on disposal of discontinued operations, net of tax	—	—	(2,936)	—	(2,936)

Net (loss) income	$(6,205)	$78,022	$69,535	$—	$141,352

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

December 31, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,373	$3,155	$41,461	$—	$47,989
Accounts and notes receivable, net	1,585	193,725	69,526	(13,361)	251,475
Inventories	—	122,115	44,747	—	166,862
Current assets of discontinued operations	—	—	313,399	—	313,399
Deferred tax assets	54,967	19,739	4,319	(48,154)	30,871
Prepaid expenses and other current assets	4,952	5,831	16,003	(7,932)	18,854

Total current assets	64,877	344,565	489,455	(69,447)	829,450

Property, plant and equipment, net	7,875	166,988	58,243	—	233,106
Other assets
Non-current assets of discontinued operations	—	—	539,892	—	539,892
Investments in subsidiaries	1,570,496	5,495	78,767	(1,654,758)	—
Goodwill	—	813,988	183,195	—	997,183
Intangibles, net	—	98,484	6	—	98,490
Other	74,544	4,721	3,291	—	82,556

Total other assets	1,645,040	922,688	805,151	(1,654,758)	1,718,121

Total assets	$1,717,792	$1,434,241	$1,352,849	$(1,724,205)	$2,780,677

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$36,166	$396	$40,383	$(3,314)	$73,631
Accounts payable	1,528	72,969	31,909	(13,363)	93,043
Employee compensation and benefits	7,725	35,257	18,231	—	61,213
Accrued product claims and warranties	—	11,587	12,840	—	24,427
Current liabilities of discontinued operations	—	—	155,898	—	155,898
Income taxes	31,579	(18,279)	1,612	—	14,912
Accrued rebates and sales incentives	—	13,115	988	—	14,103
Other current liabilities	15,487	30,664	22,001	(7,928)	60,224

Total current liabilities	92,485	145,709	283,862	(24,605)	497,451

Long-term debt	728,558	808,651	527,342	(1,331,689)	732,862
Pension and other retirement compensation	57,207	3,209	39,818	—	100,234
Post-retirement medical and other benefits	14,583	11,644	—	—	26,227
Deferred tax liabilities	—	82,207	26,583	(48,154)	60,636
Due to / (from) affiliates	(474,564)	193,826	320,571	(39,833)	—
Other non-current liabilities	38,045	1,510	22,653	—	62,208
Non-current liabilities of discontinued operations	—	—	39,581	—	39,581

Total liabilities	456,314	1,246,756	1,260,410	(1,444,281)	1,519,199

Shareholders’ equity	1,261,478	187,485	92,439	(279,924)	1,261,478

Total liabilities and shareholders’ equity	$1,717,792	$1,434,241	$1,352,849	$(1,724,205)	$2,780,677

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudtied Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2003

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$(6,205)	$78,022	$69,535	$—	$141,352
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(46,138)	—	(46,138)
Loss on disposal of discontinued operations	—	—	2,936	—	2,936
Depreciation	571	32,327	7,911	—	40,809
Amortization	2,531	1,543	—	—	4,074
Deferred income taxes	354	13,110	17,855	—	31,319
Stock compensation	306	—	—	—	306
Intercompany dividends	51,571	(4,936)	(46,635)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	688	(11,847)	3,018	3,061	(5,080)
Inventories	—	12,653	521	—	13,174
Prepaid expenses and other current assets	(8,891)	(605)	1,677	3,038	(4,781)
Accounts payable	(2,247)	(8,030)	561	(3,042)	(12,758)
Employee compensation and benefits	470	4,042	301	—	4,813
Accrued product claims and warranties	—	(2,281)	525	—	(1,756)
Income taxes	7,685	(12,316)	10,068	—	5,437
Other current liabilities	11,513	(684)	(11,132)	(3,033)	(3,336)
Pension and post-retirement benefits	(3,586)	(936)	2,414	—	(2,108)
Other assets and liabilities	(152)	4,466	2,455	—	6,769

Net cash provided by continuing operations	54,608	104,528	15,872	24	175,032
Net cash provided by discontinued operations	—	—	87,907	—	87,907

Net cash provided by operating activities	54,608	104,528	103,779	24	262,939
Investing activities
Capital expenditures	(4,159)	(18,639)	(20,824)	—	(43,622)
Acquisitions, net of cash acquired	(229,028)	(66)	—	—	(229,094)
Investment in subsidiaries	121,289	(89,880)	(74,588)	43,179	—
Divestitures	(2,400)	—	—	—	(2,400)
Equity investments	—	—	(5,294)	—	(5,294)
Other	48	—	—	—	48

Net cash provided by (used for) investing activities	(114,250)	(108,585)	(100,706)	43,179	(280,362)

Financing activities
Net short-term borrowings (repayments)	(873)	—	—	—	(873)
Proceeds from long-term debt	780,857	—	—	—	780,857
Repayment of long-term debt	(709,886)	—	—	—	(709,886)
Proceeds from exercise of stock options	5,795	—	—	—	5,795
Repurchases of common stock	(1,589)	—	—	—	(1,589)
Dividends paid	(40,494)	—	—	—	(40,494)

Net cash provided by financing activities	33,810	—	—	—	33,810
Effect of exchange rate changes on cash	23,015	2,566	9,576	(43,203)	(8,046)

Change in cash and cash equivalents	(2,817)	(1,491)	12,649	—	8,341
Cash and cash equivalents, beginning of period	6,190	4,646	28,812	—	39,648

Cash and cash equivalents, end of period	$3,373	$3,155	$41,461	$—	$47,989

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the year ended December 31, 2002

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,261,131	$264,302	$(36,980)	$1,488,453
Cost of goods sold	857	943,040	201,847	(38,532)	1,107,212

Gross profit	(857)	318,091	62,455	1,552	381,241
Selling, general and administrative	15,769	162,190	51,483	1,552	230,994
Research and development	—	14,043	4,909	—	18,952

Operating (loss) income	(16,626)	141,858	6,063	—	131,295
Net interest (income) expense	(21,755)	38,761	11,406	—	28,412

Income (loss) before income taxes	5,129	103,097	(5,343)	—	102,883
Provision (benefit) for income taxes	(3,386)	33,125	(1,855)	—	27,884

Income (loss) from continuing operations	8,515	69,972	(3,488)	—	74,999
Income from discontinued operations, net of tax	—	—	54,903		54,903
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income	$8,515	$69,972	$51,415	$—	$129,902

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries

Unaudtied Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2002

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$8,515	$69,972	$51,415	$—	$129,902
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(54,903)	—	(54,903)
Loss on disposal of discontinued operations	—	—	—	—	—
Depreciation	74	31,315	7,188	—	38,577
Amortization	4,993	650	77	—	5,720
Deferred income taxes	1,506	12,244	9,844	—	23,594
Intercompany dividends	7,533	(4,147)	(3,386)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	11,208	1,587	23,204	(7,905)	28,094
Inventories	77	15,808	9,998	—	25,883
Prepaid expenses and other current assets	(10,140)	3,384	11,858	684	5,786
Accounts payable	(3,558)	(11,941)	(6,807)	2,861	(19,445)
Employee compensation and benefits	(683)	1,969	(310)	—	976
Accrued product claims and warranties	(564)	(500)	215	—	(849)
Income taxes	(2,243)	1,876	(3,116)	—	(3,483)
Other current liabilities	11,210	(2,846)	(25,670)	58	(17,248)
Pension and post-retirement benefits	(8,002)	51	1,840	—	(6,111)
Other assets and liabilities	4,218	2,657	6,316	—	13,191

Net cash provided by continuing operations	24,144	122,079	27,763	(4,302)	169,684
Net cash provided by discontinued operations	—	—	101,110	—	101,110

Net cash provided by operating activities	24,144	122,079	128,873	(4,302)	270,794

Investing activities
Capital expenditures	(155)	(17,750)	(15,839)	—	(33,744)
Acquisition of a previously leased facility	—	—	(22,952)	—	(22,952)
Acquisitions, net of cash acquired	(167,070)	—	(3,200)	—	(170,270)
Investment in subsidiaries	167,329	(107,149)	(119,384)	59,204	—
Divestitures	1,744	—	—	—	1,744
Equity investments	—	—	(9,383)	—	(9,383)
Other	—	—	(7)	—	(7)

Net cash provided by (used for) investing activities	1,848	(124,899)	(170,765)	59,204	(234,612)

Financing activities
Net short-term borrowings (repayments)	665	—	—	—	665
Proceeds from long-term debt	462,599	—	—	—	462,599
Repayment of long-term debt	(468,161)	—	—	—	(468,161)
Proceeds from exercise of stock options	2,730	—	—	—	2,730
Dividends paid	(36,420)	—	—	—	(36,420)

Net cash used for financing activities	(38,587)	—	—	—	(38,587)

Effect of exchange rate changes on cash	14,413	—	42,698	(54,902)	2,209

Change in cash and cash equivalents	1,818	(2,820)	806	—	(196)
Cash and cash equivalents, beginning of period	4,370	7,860	27,614	—	39,844

Cash and cash equivalents, end of period	$6,188	$5,040	$28,420	$—	$39,648

Pentair, Inc. and subsidiaries

Notes to consolidated financial statements — (continued)

18.    Subsequent Events

On February 23, 2005, we acquired the assets of Delta Environmental Products, Inc. (“DEP”), a privately held company, for approximately $9.0 million in cash. DEP products address the water and wastewater markets and will be part of our Water Group.

On February 24, 2005, Standard & Poor’s revised our outlook to stable from negative and affirmed its BBB long-term debt rating.

On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility, increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2004, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2004 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item with respect to directors is contained in our Proxy Statement for our 2005 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers in accordance with SEC rules. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/corp.html. Pentair’s Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/corp.html.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.    EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2005 annual meeting of shareholders under the captions “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required under this item is contained in our Proxy Statement for our 2005 annual meeting of shareholders under the captions “Security Ownership of Management and Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No matters require disclosure here.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2005 annual meeting of shareholders under the captions “Independent Auditor Fees” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)		List of documents filed as part of this report:

	(1)	Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

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

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 83.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

PENTAIR, INC.

By /s/	David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 10, 2005.

Signature		Title

/s/	Randall J. Hogan	Chairman and Chief Executive Officer

Randall J. Hogan

/s/	David D. Harrison	Executive Vice President and Chief Financial Officer

David D. Harrison

	*	Director

Glynis A. Bryan

	*	Director

Barbara B. Grogan

	*	Director

Charles A. Haggerty

	*	Director

David A. Jones

	*	Director

Stuart Maitland

	*	Director

Ronald L. Merriman

	*	Director

Augusto Meozzi

	*	Director

William T. Monahan

	*	Director

Karen E. Welke

*By /s/	Louis L. Ainsworth

Louis L. Ainsworth
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc. and subsidiaries

In thousands	Balance beginning of period	Additions charged to costs and expenses	Deductions — describe		Other changes add (deduct) describe		Balance end of period
Allowances for doubtful accounts
Year ended December 31, 2004	$12,564	$2,663	$2,333	(1)	$5,881	(2)	$18,775
Year ended December 31, 2003	$10,525	$1,973	$1,664	(1)	$1,730	(2)	$12,564
Year ended December 31, 2002	$10,294	$3,263	$4,080	(1)	$1,048	(2)	$10,525

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Result of acquisitions and foreign currency effects.

Exhibit Index

Exhibit Number	Exhibit

2.1	Stock Purchase Agreement among Pentair, Inc., WICOR, Inc., and Wisconsin Energy Corporation dated February 3, 2004 (Incorporated by reference to Exhibit 99.2 contained in Pentair’s Current Report on Form 8-K dated February 3, 2004).

2.2	Purchase Agreement between The Black & Decker Corporation and Pentair, Inc. dated July 16, 2004. (Incorporated by reference to Exhibit 99.2 contained in Pentair’s Current Report on Form 8-K dated July 16, 2004).

3.1	Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

3.2	Third Amended and Superceding By-Laws as amended effective through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).

3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).

4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).

4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).

4.4	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association, as Trustee, dated as of August 2, 2004 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).

4.5	Second Amended and Restated Credit Agreement dated as of March 4, 2005 among Pentair, Inc., various subsidiaries of Pentair, Inc. and various financial institutions therein and Bank of America, N.A., as Administrative Agent and Issuing Bank. (Incorporated by reference to Exhibit 99.1 contained in Pentair’s Current Report on Form 8-K dated March 4, 2005).

10.1	Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.4	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.8	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*

10.9	Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

10.10	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Incorporated by reference to Exhibit 10.15 contained in Pentair’s annual Report on Form 10-K for the year ended December 31, 2003).*

10.11	Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).*

10.12	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.13	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, Frederick S. Koury, Michael G. Meyer, and others (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.14	Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).*

10.15	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 amends the Pentair, Inc. International Stock Purchase and Bonus Plan adopted August 31, 1998 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.16	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 1, 2004 amends the Pentair, Inc. Compensation Plan for Non-Employee Directors most recent restatement effective February 26, 1997 (Incorporated by reference to Appendix F contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.17	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix G contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.18	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.19	Amendment effective December 10, 2004 to the Pentair, Inc. Outside Director’s Nonqualified Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*

10.20	Summary of Board of Director Compensation, approved December 10, 2004 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*

10.21	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

10.22	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

21	List of Pentair subsidiaries.

23	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

24	Power of Attorney

31.1	Certification required by Rule 13a-14(a).

31.2	Certification required by Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.