Form 10-Q
period 2005-04-02
PENTAIR INC
filed 2005-05-10
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

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

On April 29, 2005, 101,636,049 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
In thousands, except per-share data	April 2 2005	April 3 2004
Net sales	$709,635	$488,453
Cost of goods sold	505,497	348,380
Gross profit	204,138	140,073
Selling, general and administrative	116,338	83,652
Research and development	11,427	6,311
Operating income	76,373	50,110
Net interest expense	11,276	7,645
Income from continuing operations before income taxes	65,097	42,465
Provision for income taxes	21,792	14,223
Income from continuing operations	43,305	28,242
Income from discontinued operations, net of tax	—	11,968
Net income	$43,305	$40,210

Earnings per common share
Basic
Continuing operations	$0.43	$0.29
Discontinued operations	—	0.12
Basic earnings per common share	$0.43	$0.41

Diluted
Continuing operations	$0.42	$0.28
Discontinued operations	—	0.12
Diluted earnings per common share	$0.42	$0.40

Weighted average common shares outstanding
Basic	100,363	98,428
Diluted	102,742	100,531

Cash dividends declared per common share	$0.130	$0.105

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	April 2 2005	December 31 2004	April 3 2004
Assets
Current assets
Cash and cash equivalents	$43,839	$31,495	$63,246
Accounts and notes receivable, net	475,603	396,459	313,016
Inventories	339,910	323,676	175,511
Current assets of discontinued operations	—	—	343,343
Deferred tax assets	49,913	49,074	30,242
Prepaid expenses and other current assets	27,838	24,433	24,863
Total current assets	937,103	825,137	950,221

Property, plant and equipment, net	335,063	336,302	226,523

Other assets
Non-current assets of discontinued operations	—	393	534,830
Goodwill	1,620,719	1,620,404	997,283
Intangibles, net	255,028	258,126	97,487
Other	81,009	80,213	83,173
Total other assets	1,956,756	1,959,136	1,712,773
Total assets	$3,228,922	$3,120,575	$2,889,517

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$17,423	$11,957	$4,884
Accounts payable	185,138	195,289	122,861
Employee compensation and benefits	76,873	104,821	54,405
Accrued product claims and warranties	44,297	42,524	25,670
Current liabilities of discontinued operations	192	192	167,253
Income taxes	25,446	27,395	24,842
Accrued rebates and sales incentives	26,352	41,618	14,076
Other current liabilities	104,588	103,083	64,646
Total current liabilities	480,309	526,879	478,637

Long-term debt	848,006	724,148	829,135
Pension and other retirement compensation	138,524	135,356	99,804
Post-retirement medical and other benefits	70,013	69,667	25,888
Deferred tax liabilities	145,294	142,873	60,664
Other non-current liabilities	72,431	70,804	55,639
Non-current liabilities of discontinued operations	2,866	3,054	39,801
Total liabilities	1,757,443	1,672,781	1,589,568

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 101,601,836, 100,967,385, and 100,159,018 shares issued and outstanding, respectively	16,934	16,828	8,347
Additional paid-in capital	529,699	517,369	508,958
Retained earnings	918,940	889,063	790,719
Unearned restricted stock compensation	(16,640)	(7,872)	(12,204)
Accumulated other comprehensive income	22,546	32,406	4,129
Total shareholders’ equity	1,471,479	1,447,794	1,299,949
Total liabilities and shareholders’ equity	$3,228,922	$3,120,575	$2,889,517

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In thousands	April 2 2005	April 3 2004
Operating activities
Net income	$43,305	$40,210
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	—	(11,968)
Depreciation	14,463	10,441
Amortization	5,868	3,144
Deferred income taxes	2,391	643
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(85,608)	(61,765)
Inventories	(19,489)	(9,959)
Prepaid expenses and other current assets	(4,331)	(5,792)
Accounts payable	(7,382)	30,013
Employee compensation and benefits	(27,416)	(7,526)
Accrued product claims and warranties	1,544	1,265
Income taxes	(1,681)	9,975
Other current liabilities	(605)	4,660
Pension and post-retirement benefits	3,646	1,955
Other assets and liabilities	(1,250)	(2,242)
Net cash (used for) provided by continuing operations	(76,545)	3,054
Net cash provided by (used for) discontinued operations	205	(130)
Net cash (used for) provided by operating activities	(76,340)	2,924

Investing activities
Capital expenditures	(21,289)	(6,955)
Acquisitions, net of cash acquired	(10,301)	(2,296)
Divestitures	(1,190)	—
Other	17	—
Net cash used for investing activities	(32,763)	(9,251)

Financing activities
Proceeds from long-term debt	120,000	85,816
Repayment of long-term debt	12,490	(62,485)
Proceeds from exercise of stock options	2,599	9,344
Dividends paid	(13,428)	(10,457)
Net cash provided by financing activities	121,661	22,218

Effect of exchange rate changes on cash and cash equivalents	(214)	(634)
Change in cash and cash equivalents	12,344	15,257
Cash and cash equivalents, beginning of period	31,495	47,989
Cash and cash equivalents, end of period	$43,839	$63,246

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto which are included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

Certain reclassifications have been made to prior years’ consolidated financial statements to conform to the current year’s presentation.

2.	New Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after January 1, 2008. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share. The exact impact of SFAS No. 123R cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to evaluate such awards. However, the adoption will not result in amounts that are materially different than the current pro forma disclosures under SFAS No. 123.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the third quarter of fiscal 2005. We are currently evaluating the effect that the adoption of SFAS No. 153 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

3.	Stock-based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model:

	Three months ended
In thousands, except per-share data	April 2 2005	April 3 2004
Net income	$43,305	$40,210
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(2,915)	(2,438)
Net income — pro forma	$40,390	$37,772

Earnings per common share
Basic — as reported	$0.43	$0.41
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.03)
Basic — pro forma	$0.40	$0.38

Diluted — as reported	$0.42	$0.40
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.02)
Diluted — pro forma	$0.39	$0.38

Weighted average common shares outstanding
Basic	100,363	98,428
Diluted	102,463	100,531

The pro forma amounts shown above are not indicative of the pro forma effect in future years since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

The weighted-average fair value of options granted was $13.68 and $7.92 for the three months ended April 2, 2005 and April 3, 2004, respectively. We estimated the fair values using the Black-Scholes option pricing model, modified for dividends, using the following assumptions:

	April 2 2005	April 3 2004
Expected stock price volatility	34.5%	40.0%
Expected life	3.6 yrs.	5.3 yrs.
Risk-free interest rate	4.0%	2.7%
Dividend yield	1.3%	1.6%

These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123, could have been impacted.

Beginning in the first quarter of 2005, we refined our estimates of the expected option life and expected stock price volatility following the recent increase in our stock price and increase in exercise activity. As a result of our analysis, we decreased our estimate of the expected life of new options granted to employees from approximately 5.0 years to 3.6 years. We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected volatility, we considered a rolling-average of historical volatility measured over a period approximately equal to the expected option term.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	April 2 2005	April 3 2004
Earnings per common share — basic
Continuing operations	$43,305	$28,242
Discontinued operations	—	11,968
Net income	$43,305	$40,210

Continuing operations	$0.43	$0.29
Discontinued operations	—	0.12
Basic earnings per common share	$0.43	$0.41

Earnings per common share — diluted
Continuing operations	$43,305	$28,242
Discontinued operations	—	11,968
Net income	$43,305	$40,210

Continuing operations	$0.42	$0.28
Discontinued operations	—	0.12
Diluted earnings per common share	$0.42	$0.40

Weighted average common shares outstanding — basic	100,363	98,428
Dilutive impact of stock options and restricted stock	2,379	2,103
Weighted average common shares outstanding — diluted	102,742	100,531

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	539	63

5.	Acquisitions

On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, and debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the DEP acquisition, primarily related to intangible assets.

Effective July 31, 2004, we completed the acquisition of all of the capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $889.6 million, including a third quarter cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, and debt assumed of $21.6 million. In the fourth quarter of 2004, we received a $14.0 million final purchase price adjustment, a $0.3 million decrease in cash acquired, and recorded an additional $5.1 million in transaction costs. In the first quarter of 2005, we recorded an additional $0.2 million in transaction costs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following pro forma condensed consolidated financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented.

	Three months ended
In thousands, except per-share data	April 2 2005	April 3 2004
Pro forma net sales	$711,553	$683,223
Pro forma net income from continuing operations	43,329	32,186

Pro forma earnings per common share - continuing operations
Basic	$0.43	$0.33
Diluted	$0.42	$0.32

Weighted average common shares outstanding
Basic	100,363	98,428
Diluted	102,742	100,531

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

6.	Inventories

Inventories were comprised of:

In thousands	April 2 2005	December 31 2004	April 3 2004
Raw materials and supplies	$124,285	$126,816	$61,910
Work-in-process	37,334	34,993	17,523
Finished goods	178,291	161,867	96,078
Total inventories	$339,910	$323,676	$175,511

The net increase in inventories from the first quarter of 2004 to the fourth quarter of 2004 is primarily the result of our acquired WICOR inventories. The net increase in inventories from the fourth quarter of 2004 to the first quarter of 2005 is primarily the result of added inventories to support product transfers and plant rationalization activities.

7.	Comprehensive Income

Comprehensive income and its components, net of tax, were as follows:

	Three months ended
In thousands	April 2 2005	April 3 2004
Net income	$43,305	$40,210
Changes in cumulative foreign currency translation adjustment	(9,970)	(2,099)
Changes in market value of derivative financial instruments classified as cash flow hedges	110	396
Comprehensive income	$33,445	$38,507

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended April 2, 2005 by segment were as follows:

In thousands	Water	Enclosures	Consolidated
Balance December 31, 2004	$1,422,175	$198,229	$1,620,404
Acquired	9,270	—	9,270
Purchase accounting adjustments	(3,748)	—	(3,748)
Foreign currency translation	(2,704)	(2,503)	(5,207)
Balance April 2, 2005	$1,424,993	$195,726	$1,620,719

The acquired goodwill in the Water segment is related to our first quarter of 2005 acquisition of DEP.

Purchase accounting adjustments recorded during the first quarter of 2005 relate to the WICOR acquisition. We continue to evaluate the purchase price allocation for the WICOR acquisition, including intangible assets, contingent liabilities, reserves for plant rationalizations, and property, plant and equipment. We expect to revise it as better information becomes available in 2005.

Intangible assets, other than goodwill, are comprised of:

	April 2, 2005			December 31, 2004			April 3, 2004
In thousands	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net
Finite-life intangibles
Patents	$14,657	$(2,691)	$11,966	$14,659	$(2,239)	$12,420	$14,628	$(1,340)	$13,288
Non-compete agreements	7,461	(4,577)	2,884	7,464	(4,237)	3,227	6,142	(3,129)	3,013
Proprietary technology	45,121	(2,686)	42,435	45,145	(1,896)	43,249	14,500	(455)	14,045
Customer relationships	83,938	(4,764)	79,174	84,044	(3,451)	80,593	26,100	(763)	25,337
Total finite-life intangibles	$151,177	$(14,718)	$136,459	$151,312	$(11,823)	$139,489	$61,370	$(5,687)	$55,683

Indefinite-life intangibles
Brand names	$118,569	$—	$118,569	$118,637	$—	$118,637	$41,804	$—	$41,804

Total intangibles, net			$255,028			$258,126			$97,487

Intangible asset amortization expense for the three months ended April 2, 2005 and April 3, 2004 was approximately $2.9 million and $1.3 million, respectively. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2005 Q2-Q4	2006	2007	2008	2009	2010
Estimated amortization expense	$8,405	$11,075	$10,778	$9,863	$9,682	$9,177

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

9.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate April 2, 2005	Maturity (Year)	April 2 2005	December 31 2004	April 3 2004
Commercial paper, maturing within 46 days	3.18%		$219,518	$178,008	$153,884
Revolving credit facilities	3.47%	2010	138,800	53,700	137,500
Private placement - fixed rate	5.50%	2007-2013	135,000	135,000	175,272
Private placement - floating rate	3.85%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.95%	2005-2009	19,642	14,394	8,998
Total contractual debt obligations			862,960	731,102	825,654
Interest rate swap monetization deferred income			5,247	5,539	6,414
Fair value adjustment of hedged debt			(2,778)	(536)	1,951
Total long-term debt, including current portion per balance sheet			865,429	736,105	834,019
Less current maturities			(17,423)	(11,957)	(4,884)
Long-term debt			$848,006	$724,148	$829,135

On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility (the “Credit Facility”), increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of April 2, 2005, we had $219.5 million of commercial paper outstanding that matured within 46 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of April 2, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of April 2, 2005.

Long-term debt outstanding at April 2, 2005, matures on a calendar year basis by contractual debt maturity as follows:

In thousands	2005 Q2-Q4	2006	2007	2008	2009	2010	Thereafter	Total
Contractual long-term debt obligation maturities	$16,207	$482	$37,853	$58	$250,042	$358,318	$200,000	$862,960
Other maturities	1,166	1,166	1,166	1,166	(2,195)	—	—	2,469
Total maturities	$17,373	$1,648	$39,019	$1,224	$247,847	$358,318	$200,000	$865,429

10.	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the first quarter of 2005 was 33.5% compared to 33.5% for the first quarter of 2004. The first quarter 2005 tax rate includes the result of a favorable settlement of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million. We estimate our effective income tax rate for the remaining quarters of this year will be 35.5% resulting in a 2005 full year effective annual rate of 35.0%. This estimate includes our initial analysis of the anticipated impact of the American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the Treasury Department or Congress.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans

Components of net periodic benefit cost for the three months ended April 2, 2005 and April 3, 2004 were as follows:

	Pension benefits		Post-retirement
In thousands	April 2 2005	April 3 2004	April 2 2005	April 3 2004
Service cost	$4,118	$3,891	$213	$132
Interest cost	7,456	6,287	947	555
Expected return on plan assets	(7,373)	(6,462)	—	—
Amortization of transition obligation	30	32	—	—
Amortization of prior year service cost (benefit)	74	116	(50)	(145)
Recognized net actuarial loss	698	258	—	—
Net periodic benefit cost	$5,003	$4,122	$1,110	$542
Continuing operations	$5,003	$3,246	$1,110	$356
Discontinued operations	—	876	—	186
Net periodic benefit cost	$5,003	$4,122	$1,110	$542

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make contributions in the range of $5 million to $10 million to our pension plans in 2005. We believe the expected contribution range continues to be appropriate.

12.	Business Segments

Financial information by reportable segment for the three months ended April 2, 2005 and April 3, 2004 are shown below:

	Three months ended
In thousands	April 2 2005	April 3 2004
Net sales to external customers
Water	$512,088	$313,981
Enclosures	197,547	174,472
Consolidated	$709,635	$488,453
Intersegment sales
Water	$22	$21
Enclosures	402	332
Other	(424)	(353)
Consolidated	$—	$—
Operating income (loss)
Water	$61,803	$41,547
Enclosures	25,926	19,354
Other	(11,356)	(10,791)
Consolidated	$76,373	$50,110

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

13.	Warranty

The changes in the carrying amount of service and product warranties for the three months ended April 2, 2005 and April 3, 2004 were as follows:

In thousands	April 2 2005	April 3 2004
Balance at beginning of the period	$32,524	$14,427
Service and product warranty provision	10,474	7,144
Payments	(9,066)	(6,085)
Acquired	240	186
Translation	125	(2)
Balance at end of the period	$34,297	$15,670

14.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of April 2, 2005 and December 31, 2004, the related condensed consolidated statements of income for the three-months ended April 2, 2005 and April 3, 2004, and statements of cash flows for the three-months ended April 2, 2005 and April 3, 2004, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the quarter ended April 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$577,893	$164,294	$(32,552)	$709,635
Cost of goods sold	60	421,405	116,460	(32,428)	505,497
Gross profit	(60)	156,488	47,834	(124)	204,138
Selling, general and administrative	5,094	83,859	27,509	(124)	116,338
Research and development	—	8,868	2,559	—	11,427
Operating (loss) income	(5,154)	63,761	17,766	—	76,373
Net interest (income) expense	(27,877)	39,686	(533)	—	11,276
Income before income taxes	22,723	24,075	18,299	—	65,097
Provision for income taxes	6,742	8,590	6,460	—	21,792
Net income	$15,981	$15,485	$11,839	$—	$43,305

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

April 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,467	$15,299	$24,073	$—	$43,839
Accounts and notes receivable, net	651	382,786	124,083	(31,917)	475,603
Inventories	—	253,805	86,105	—	339,910
Current assets of discontinued operations	—	—	—	—	—
Deferred tax assets	58,648	32,643	9,959	(51,337)	49,913
Prepaid expenses and other current assets	7,000	10,836	16,387	(6,385)	27,838
Total current assets	70,766	695,369	260,607	(89,639)	937,103

Property, plant and equipment, net	6,302	248,194	80,567	—	335,063

Other assets
Non-current assets of discontinued operations	—	—	—	—	—
Investments in subsidiaries	1,879,984	39,818	64,565	(1,984,367)	—
Goodwill	—	1,387,951	232,768	—	1,620,719
Intangibles, net	—	227,064	27,964	—	255,028
Other	70,177	5,732	5,100	—	81,009
Total other assets	1,950,161	1,660,565	330,397	(1,984,367)	1,956,756
Total assets	$2,027,229	$2,604,128	$671,571	$(2,074,006)	$3,228,922

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$322	$23,278	$(7,343)	$17,423
Accounts payable	2,188	146,292	67,842	(31,184)	185,138
Employee compensation and benefits	13,716	34,805	28,352	—	76,873
Accrued product claims and warranties	—	29,211	15,086	—	44,297
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	15,595	6,701	3,150	—	25,446
Accrued rebates and sales incentives	—	24,509	1,843	—	26,352
Other current liabilities	42,056	48,984	19,931	(6,383)	104,588
Total current liabilities	74,721	290,824	159,674	(44,910)	480,309

Long-term debt	844,622	1,668,580	12,649	(1,677,845)	848,006
Pension and other retirement compensation	59,067	29,296	50,161	—	138,524
Post-retirement medical and other benefits	24,841	45,172	—	—	70,013
Deferred tax liabilities	—	158,763	37,868	(51,337)	145,294
Due to / (from) affiliates	(484,053)	298,182	238,856	(52,985)	—
Other non-current liabilities	36,552	1,283	34,596	—	72,431
Non-current liabilities of discontinued operations	—	—	2,866	—	2,866
Total liabilities	555,750	2,492,100	536,670	(1,827,077)	1,757,443

Shareholders’ equity	1,471,479	112,028	134,901	(246,929)	1,471,479
Total liabilities and shareholders’ equity	$2,027,229	$2,604,128	$671,571	$(2,074,006)	$3,228,922

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the quarter ended April 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$15,981	$15,485	$11,839	$—	$43,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375	11,078	3,010	—	14,463
Amortization	2,956	2,590	322	—	5,868
Deferred income taxes	70	(3,376)	5,697	—	2,391
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	353	(77,119)	(19,283)	10,441	(85,608)
Inventories	—	(16,756)	(2,733)	—	(19,489)
Prepaid expenses and other current assets	10,821	(2,193)	(13,306)	347	(4,331)
Accounts payable	(3,163)	(2,806)	9,052	(10,465)	(7,382)
Employee compensation and benefits	(5,680)	(22,073)	337	—	(27,416)
Accrued product claims and warranties	—	1,565	(21)	—	1,544
Income taxes	(6,908)	12,931	(7,704)	—	(1,681)
Other current liabilities	(119)	(10,186)	10,019	(319)	(605)
Pension and post-retirement benefits	1,555	1,293	798	—	3,646
Other assets and liabilities	(4,094)	875	1,969	—	(1,250)
Net cash provided by (used for) continuing operations	12,147	(88,692)	(4)	4	(76,545)
Net cash provided by discontinued operations	—	—	205	—	205
Net cash provided by (used for) operating activities	12,147	(88,692)	201	4	(76,340)

Investing activities
Capital expenditures	(1,566)	(15,787)	(3,936)	—	(21,289)
Acquisitions, net of cash acquired	(10,301)	—	—	—	(10,301)
Investment in subsidiaries	(122,478)	113,845	8,633	—	—
Divestitures	(998)	289	(481)	—	(1,190)
Equity investments	—	—	17	—	17
Net cash (used for) provided by investing activities	(135,343)	98,347	4,233	—	(32,763)

Financing activities
Proceeds from long-term debt	120,000	—	—	—	120,000
Repayment of long-term debt	12,490	—	—	—	12,490
Proceeds from exercise of stock options	2,599	—	—	—	2,599
Dividends paid	(13,428)	—	—	—	(13,428)
Net cash provided by financing activities	121,661	—	—	—	121,661

Effect of exchange rate changes on cash	3,707	74	(3,991)	(4)	(214)
Change in cash and cash equivalents	2,172	9,729	443	—	12,344
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495
Cash and cash equivalents, end of period	$4,467	$15,299	$24,073	$—	$43,839

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the quarter ended April 3, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$395,807	$111,026	$(18,380)	$488,453
Cost of goods sold	—	287,912	78,532	(18,064)	348,380
Gross profit	—	107,895	32,494	(316)	140,073
Selling, general and administrative	3,424	56,304	24,240	(316)	83,652
Research and development	—	4,543	1,768	—	6,311
Operating (loss) income	(3,424)	47,048	6,486	—	50,110
Net interest (income) expense	(9,228)	13,809	3,064	—	7,645
Income before income taxes	5,804	33,239	3,422	—	42,465
Provision (benefit) for income taxes	1,421	11,673	1,129	—	14,223
Income from continuing operations	4,383	21,566	2,293	—	28,242
Income from discontinued operations, net of tax	—	—	11,968	—	11,968
Net income	$4,383	$21,566	$14,261	$—	$40,210

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

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the quarter ended April 3, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$4,383	$21,566	$14,261	$—	$40,210
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(11,968)	—	(11,968)
Depreciation	225	7,988	2,228	—	10,441
Amortization	1,819	1,300	25	—	3,144
Deferred income taxes	—	(9)	652	—	643
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	82	(55,503)	(10,624)	4,280	(61,765)
Inventories	—	(7,100)	(2,859)	—	(9,959)
Prepaid expenses and other current assets	3,854	(215)	(6,392)	(3,039)	(5,792)
Accounts payable	(78)	28,111	6,247	(4,267)	30,013
Employee compensation and benefits	(4,608)	(6,123)	3,205	—	(7,526)
Accrued product claims and warranties	—	1,330	(65)	—	1,265
Income taxes	(16,447)	14,819	11,603	—	9,975
Other current liabilities	(6,096)	(2,187)	9,917	3,026	4,660
Pension and post-retirement benefits	1,403	(124)	676	—	1,955
Other assets and liabilities	(2,352)	27	83	—	(2,242)
Net cash (used for) provided by continuing operations	(17,815)	3,880	16,989	—	3,054
Net cash used for discontinued operations	—	—	(130)	—	(130)
Net cash (used for) provided by operating activities	(17,815)	3,880	16,859	—	2,924

Investing activities
Capital expenditures	(249)	(3,700)	(3,006)	—	(6,955)
Acquisitions, net of cash acquired	(1,985)	—	(311)	—	(2,296)
Investment in subsidiaries	680	2,183	(2,863)	—	—
Net cash used for investing activities	(1,554)	(1,517)	(6,180)	—	(9,251)

Financing activities
Proceeds from long-term debt	85,816	—	—	—	85,816
Repayment of long-term debt	(62,485)	—	—	—	(62,485)
Proceeds from exercise of stock options	9,344	—	—	—	9,344
Dividends paid	(10,457)	—	—	—	(10,457)
Net cash provided by financing activities	22,218	—	—	—	22,218

Effect of exchange rate changes on cash	1,475	(12)	(2,097)	—	(634)
Change in cash and cash equivalents	4,324	2,351	8,582	—	15,257
Cash and cash equivalents, beginning of period	3,373	3,155	41,461		47,989
Cash and cash equivalents, end of period	$7,697	$5,506	$50,043	$—	$63,246

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

15.	Subsequent Event

As part of the sale of Lincoln Industrial, Inc. in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. In April 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in an estimated pre-tax gain of $5.2 million. The terms of the sale agreement establish two escrow accounts to be used for payment of any potential adjustments to the purchase price, transaction expenses, and indemnification for certain losses such as environmental claims. After any such payments are made from the escrow accounts, any remaining escrow balances are to be distributed by April 2008 to the former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on the sale of this interest.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:
•	the strength of product demand;
•	the intensity of competition, including foreign competitors;
•	pricing pressures;
•	market acceptance of new product introductions;
•	the introduction of new products by competitors;
•	our ability to maintain and expand relationships with large customers;
•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;
•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and
•	the financial condition of our customers.

•	our ability to integrate WICOR, Inc. (“WICOR”) successfully and to fully realize synergies on our anticipated timetable;
•	changes in our business strategies;
•	governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures, and environmental matters;
•	our ability to continue to successfully generate savings from lean enterprise initiatives, which we call Pentair Integrated Management System (“PIMS”) and supply management practices;
•	our ability to successfully identify, complete, and integrate future acquisitions;
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;
•	our ability to access capital markets and obtain anticipated financing under favorable terms.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Enclosures. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. Our Enclosures Group is a leader in the global enclosures market, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components. For fiscal year 2005, our Water Group and Enclosures Group are forecasted to generate approximately 75 percent and 25 percent of total revenues, respectively.

Our Water segment has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.6 billion in 2004, or approximately $2.0 billion on a pro forma basis (as if our Water Group acquisitions had been completed at the beginning of 2004). The water industry is structurally attractive as a result of a growing demand for clean water and its large global market, of which we have identified a target industry segment totaling $50 billion. Our vision is to become a leading global provider of innovative products and systems used in the movement, treatment, storage, and enjoyment of water.

We continue to expect to achieve $30 million in synergies in the first full year of ownership with respect to the WICOR acquisition via key initiatives including PIMS, material cost savings and administrative cost savings. We also expect to achieve significant working capital reductions, fixed asset reductions, and revenue synergies from cross-selling opportunities as a result of the acquisition. Integration of the former WICOR businesses proceeded as expected during the first quarter of 2005 with ten facilities closed or consolidated to date, and another five closings or consolidations in progress. In February 2005, we completed construction of a water products manufacturing facility near the campus of our existing operations in Reynosa, Mexico, and production began in March 2005. Operations at the new facility will continue to ramp-up throughout 2005. Despite a tremendous amount of factory rationalization activity, our first net synergy benefit occurred in the first quarter of 2005.

Our Enclosures segment operates in a large global market with significant headroom in industry niches such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. From mid 2001 through mid 2003, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004 and the first quarter of 2005, sales volumes increased due to the addition of new distributors, new products, and higher demand in all targeted markets. In addition, through the success of our PIMS and supply management initiatives, we have increased Enclosures segment margins for thirteen consecutive quarters.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first quarter of 2005 and will likely impact our results in the future:

•	We experience seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms). Demand for residential water systems is also impacted by weather patterns particularly related to droughts and heavy flooding.

•	We expect our Water and Enclosures Groups to continue to benefit from our key initiatives, including PIMS and supply management.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, resins, ocean freight and fuel, health care and insurance. In addition, the WICOR acquisition has increased our purchasing power, and we expect consolidating the Water Group’s spending on raw materials and services to deliver savings, further cushioning the impact of material cost inflation.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, exceeded $200 million for the third consecutive year in 2004 and is expected to be approximately $200 million in 2005. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In the first quarter of 2005, the U.S. dollar was weaker against the Euro when compared to the same period in 2004. This resulted in year-over-year favorable foreign currency effects, which may not trend favorably in the future.

•	The effective tax rate for the first quarter of 2005 was 33.5%. We estimate our effective income tax rate for the remaining quarters of this year to be 35.5% resulting in a 2005 full year effective tax rate of 35.0%. As a part of our acquisition and international strategies, we are pursuing rate reduction opportunities, which could improve our effective tax rate.

•	We expect our Water Group operating income margins in the second quarter of 2005 to be lower by roughly 100 basis points compared to the prior year comparable periods. We expect the forecasted operating income margins will be affected by the lower former WICOR margins versus Pentair Water margins. We anticipate our Water Group operating income margins in the third quarter of 2005 to cross over and be higher compared to the prior year comparable period. In the future, we intend to drive margins in the expanded Water Group toward a goal of 15 percent, while capturing growth opportunities.

Outlook

In 2005 and beyond, our operating objectives include the following:

•	Continue to drive for operating excellence: lean enterprise initiatives which we call PIMS, supply management practices, and cash flow;

•	Complete the integration of the WICOR acquisition and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve significant organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Enclosures segments.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
In thousands	April 2 2005	April 3 2004	$ change	% change
Net sales	$709,635	$488,453	$221,182	45.3%

The components of the net sales change in 2005 from 2004 were as follows

Percentages	% Change from 2004 First quarter
Volume	41.5
Price	2.8
Currency	1.0
Total	45.3

Consolidated net sales

The 45.3 percent increase in consolidated net sales in the first quarter of 2005 from 2004 was primarily driven by:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR;

•	selective increases in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases;

•	organic sales growth of approximately 5 percent (removing the effects of acquisitions and excluding foreign currency exchange), net of the impacts of a softening European economy; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Sales by segment and the change from the prior year period were as follows:

	Three months ended
In thousands	April 2 2005	April 3 2004	$ change	% change
Water	$512,088	$313,981	$198,107	63.1%
Enclosures	197,547	174,472	23,075	13.2%
Total	$709,635	$488,453	$221,182	45.3%

Water

The 63.1 percent increase in Water segment net sales in the first quarter of 2005 from 2004 was primarily driven by:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	strong sales of pumps in our municipal and commercial markets, particularly in our agricultural, HVAC and fire pump markets;

•	significant growth in new markets; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	the impacts of a softening European economy.

Enclosures

The 13.2 percent increase in Enclosures segment net sales in the first quarter of 2005 from 2004 was primarily driven by:

•	market share gains primarily as a result of continued wins in targeted growth markets, impact of new product introductions, and improved service and delivery, coupled with growth in North American industrial, commercial and technology markets;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	weaker markets in Europe and Japan.

Gross profit

	Three months ended
In thousands	April 2 2005	% of sales		April 3 2004	% of sales
Gross profit	$204,138	28.8%		$140,073	28.7%
Percentage point change		0.1	pts

The 0.1 percentage point increase in gross profit as a percent of sales in the first quarter of 2005 from 2004 was primarily the result of:

•	selective increases in selling prices in our Water and Enclosure segments to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives and supply management practices;

•	cost leverage from our increase in sales volume; and

•	a net synergy benefit from integration of the former WICOR businesses.

These increases were partially offset by:

•	inflationary cost increases in our Water and Enclosures segments; and

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR.

Selling, general and administrative (SG&A)

	Three months ended
In thousands	April 2 2005	% of sales		April 3 2004	% of sales
SG&A	$116,338	16.4%		$83,652	17.1%
Percentage point change		(0.7	)pts

The 0.7 percentage point decrease in SG&A expense as a percent of sales in the first quarter of 2005 from 2004 was primarily due to:

•	the absence of expenses we had in the first quarter of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition, expenses related to downsizing, and other merger and acquisition activities.

These decreases were partially offset by:

•	higher selling expense in our Water segment to fund investments in future growth;

•	an increase in amortization expense; and

•	higher cost of doing business in this environment of increased corporate governance.

Research and development (R&D)

	Three months ended
In thousands	April 2 2005	% of sales		April 3 2004	% of sales
R&D	$11,427	1.6%		$6,311	1.3%
Percentage point change		0.3	pts

The 0.3 percentage point increase in R&D expense as a percent of sales in the first quarter of 2005 from 2004 was primarily due to:

•	additional investments related to new product development initiatives in our Water segment to fund future growth initiatives.

Operating income

Water

	Three months ended
In thousands	April 2 2005	% of sales		April 3 2004	% of sales
Operating income	$61,803	12.1%		$41,547	13.2%
Percentage point change		(1.1	)pts

The 1.1 percentage point decrease in Water segment operating income as a percent of sales in the first quarter of 2005 from 2004 was primarily the result of:

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR;

•	inflationary cost increases, particularly as it related to the costs of motors and resins; and

•	incremental amortization expense for acquired finite-lived intangibles.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings achieved through PIMS and supply management activities coupled with a net synergy benefit from factory capacity rationalization; and

•	the absence of expenses we had in the first quarter of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition.

Enclosures

	Three months ended
In thousands	April 2 2005	% of sales		April 3 2004	% of sales
Operating income	$25,926	13.1%		$19,354	11.1%
Percentage point change		2.0	pts

The 2.0 percentage point increase in Enclosures segment operating income as a percent of sales in the first quarter of 2005 from 2004 was primarily the result of:

•	leverage gained on volume expansion and as the result of market share growth;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Net interest expense

	Three months ended
In thousands	April 2 2005	April 3 2004	Difference	% change
Net interest expense	$11,276	$7,645	$3,631	47.5%

The 47.5 percent increase in interest expense from continuing operations in the first quarter of 2005 from 2004 was primarily the result of:

•	higher debt levels as a result of the WICOR acquisition, working capital increases, and higher interest rates partially offset by the absence of fees we had in the first quarter of 2004 associated with the bridge facility financing for the WICOR acquisition.

Provision for income taxes from continuing operations

	Three months ended
In thousands	April 2 2005	April 3 2004
Income before income taxes	$65,097	$42,465
Provision for income taxes	21,792	14,223
Effective tax rate	33.5%	33.5%

The unchanged tax rate in the first quarter of 2005 from 2004 was primarily the result of:

•	an increase in the effective tax rate from 33.5% to 35.5% due to increased operating income combined with the relatively fixed nature of many of our tax savings programs, the anticipated mix of our 2005 U.S. and foreign earnings, and our July 31, 2004 acquisition of WICOR, which resulted in a higher effective tax rate.

This increase was partially offset by:

•	a favorable settlement in the first quarter 2005 of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million.

The effective income tax rate for the first quarter 2005 was 33.5% compared to 33.5% for the first quarter 2004. The first quarter 2005 tax rate includes the result of a favorable settlement of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million. We estimate our effective income tax rate for the remaining quarters of this year to be 35.5% resulting in a 2005 full year effective annual rate of 35.0%. This estimate includes our initial analysis of the anticipated impact of the American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the Treasury Department or Congress.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We mitigate the magnitude of the sales spike somewhat through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms). Demand for residential water systems are also impacted by weather patterns particularly related to droughts and heavy flooding.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average and indicates our focus on working capital management:

Days	April 2 2005	December 31 2004	April 3 2004
Days of sales in accounts receivable	54	52	53
Days inventory on hand	65	62	57
Days in accounts payable	57	57	54

Operating activities

Cash used by operating activities was $76.3 million in the first quarter of 2005 compared with cash provided by operating activities of $2.9 million in the prior year period. The decrease in cash provided by operating activities was to support the new seasonality of the combined Sta-Rite and Pentair Pool operations, working capital increases related to the rationalization of Water operations, and various customer rebates and employee bonus plans. The increased days of sales in accounts receivable and days inventory on hand were driven by the new seasonality of our more water-focused business as well as the need to build inventory levels to satisfy customers during the movement of production lines following facility rationalizations. In the future, we expect our working capital ratios to improve as we are able to capitalize on the anticipated success of our post-acquisition integration activities and PIMS initiatives.

Investing activities

Capital expenditures in the first quarter of 2005 were $21.3 million compared with $7.0 million in the prior year period. We currently anticipate capital expenditures for fiscal 2005 will be approximately $65 to $70 million, primarily for integration of the former WICOR businesses into existing or new facilities, selective increases in equipment capacity, new product development, and general maintenance capital.

On February 23, 2005, we acquired the assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.

In the first quarter of 2004, we paid $2.3 million primarily for acquisition fees related to the December 31, 2003 acquisition of Everpure.

Financing activities

Net cash provided by financing activities was $121.7 million in the first quarter of 2005 compared with $22.2 million in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business and payments of dividends, reduced by cash received from stock option exercises.

On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility (the “Credit Facility”), increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of April 2, 2005, we had $219.5 million of commercial paper outstanding that matured within 46 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of April 2, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of April 2, 2005.

On February 24, 2005, Standard & Poor’s revised our outlook to stable from negative and affirmed its BBB long-term debt rating.

As of April 2, 2005, our capital structure consisted of $865.4 million in total indebtedness and $1,471.5 million in shareholders’ equity. The ratio of debt-to-total capital at April 2, 2005 was 37.0 percent, compared with 33.7 percent at December 31, 2004 and 39.1 percent at April 3, 2004. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first quarter of 2005 were $13.4 million or $0.130 per common share compared with $10.5 million or $0.105 per common share in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

There have been no material changes with respect to the contractual obligations or off-balance sheet arrangements described in our Annual Report on Form 10-K for the year ended December 31, 2004 other than the aforementioned increase in the size of our Credit Facility from $500 million to $800 million with a term of five years.

Pension

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make contributions in the range of $5 million to $10 million to our pension plans in 2005. We believe the expected contribution range continues to be appropriate.

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

	Three months ended
In thousands	April 2 2005	April 3 2004
Cash flow (used for) provided by operating activities	$(76,340)	$2,924
Capital expenditures	(21,289)	(6,955)
Free Cash Flow	(97,629)	(4,031)
Net income	43,305	40,210
Conversion of net income	(225.4)%	(10.0)%

We expect 2005 free cash flow to be approximately $200 million.

NEW ACCOUNTING STANDARDS

See Note 2 (New Accounting Standards) of ITEM 1.

CRITICAL ACCOUNTING POLICIES

In our Annual Report on Form 10-K for the year ended December 31, 2004, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our annual report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended April 2, 2005. For additional information, refer to Item 7A of our 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 2, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended April 2, 2005 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of April 2, 2005 and April 3, 2004, the related condensed consolidated statements of income for the three-month period ended April 2, 2005 and April 3, 2004, and cash flows for the three-month periods ended April 2, 2005 and April 3, 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

May 9, 2005

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Environmental and Product Liability Claims
There have been no further material developments regarding the above from that contained in our 2004 Annual Report on Form 10-K.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by Pentair of common stock during the first quarter to 2005:

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 29, 2005	21,264	$42.96	—	$25,000,000
January 30 – February 26, 2005	43,314	$41.37	—	$25,000,000
February 27 – April 2, 2005	195,710	$40.52	—	$25,000,000
Total	260,288		—

(a)	The purchases in this column include only those shares relating to the deemed surrender to us by plan participants of shares of common stock to satisfy the exercise price related to the exercise of employee stock options.
(b)	In December 2004, the Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted. As of April 29, 2005, we had not repurchased any shares pursuant to this program and accordingly, we have the authority to repurchase shares up to a maximum dollar limit of $25 million.

ITEM 6. Exhibits

(a)	Exhibits
	15	Letter Regarding Unaudited Interim Financial Information.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2005.

PENTAIR, INC.
Registrant

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended April 2, 2005

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.