Form 10-Q
period 2005-07-02
PENTAIR INC
filed 2005-08-11
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2005

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

On July 29, 2005, 101,852,887 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
In thousands, except per-share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net sales	$788,523	$530,433	$1,498,158	$1,018,886
Cost of goods sold	553,290	368,782	1,058,787	717,162
Gross profit	235,233	161,651	439,371	301,724
Selling, general and administrative	113,224	84,260	229,562	167,912
Research and development	10,532	6,407	21,959	12,718
Operating income	111,477	70,984	187,850	121,094
Gain on sale of investment	5,199	—	5,199	—
Net interest expense	11,698	7,500	22,974	15,145
Income from continuing operations before income taxes	104,978	63,484	170,075	105,949
Provision for income taxes	40,456	21,491	62,248	35,714
Income from continuing operations	64,522	41,993	107,827	70,235
Income from discontinued operations, net of tax	—	13,470	—	25,438
Net income	$64,522	$55,463	$107,827	$95,673

Earnings per common share
Basic
Continuing operations	$0.64	$0.42	$1.07	$0.71
Discontinued operations	—	0.14	—	0.26
Basic earnings per common share	$0.64	$0.56	$1.07	$0.97

Diluted
Continuing operations	$0.63	$0.42	$1.05	$0.70
Discontinued operations	—	0.13	—	0.25
Diluted earnings per common share	$0.63	$0.55	$1.05	$0.95

Weighted average common shares outstanding
Basic	100,769	99,320	100,566	98,874
Diluted	102,967	101,694	102,855	101,112

Cash dividends declared per common share	$0.130	$0.105	$0.260	$0.210

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	July 2 2005	December 31 2004	July 3 2004
Assets

Current assets
Cash and cash equivalents	$41,853	$31,495	$58,247
Accounts and notes receivable, net	457,878	396,459	285,348
Inventories	339,460	323,676	193,220
Current assets of discontinued operations	—	—	380,387
Deferred tax assets	49,077	49,074	30,630
Prepaid expenses and other current assets	27,734	24,433	26,868
Total current assets	916,002	825,137	974,700

Property, plant and equipment, net	324,477	336,302	219,343

Other assets
Non-current assets of discontinued operations	—	393	561,769
Goodwill	1,614,248	1,620,404	997,441
Intangibles, net	254,233	258,126	96,156
Other	60,538	80,213	81,871
Total other assets	1,929,019	1,959,136	1,737,237
Total assets	$3,169,498	$3,120,575	$2,931,280

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$—	$1,587
Current maturities of long-term debt	6,469	11,957	5,333
Accounts payable	195,702	195,289	130,852
Employee compensation and benefits	80,584	104,821	64,868
Accrued product claims and warranties	43,940	42,524	27,013
Current liabilities of discontinued operations	192	192	206,779
Income taxes	47,384	27,395	26,680
Accrued rebates and sales incentives	38,177	41,618	22,809
Other current liabilities	97,367	103,083	57,640
Total current liabilities	509,815	526,879	543,561

Long-term debt	727,631	724,148	747,319
Pension and other retirement compensation	138,830	135,356	100,383
Post-retirement medical and other benefits	70,309	69,667	25,790
Deferred tax liabilities	143,377	142,873	60,201
Other non-current liabilities	67,576	70,804	62,525
Non-current liabilities of discontinued operations	2,031	3,054	46,733
Total liabilities	1,659,569	1,672,781	1,586,512

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 101,845,021, 100,967,385, and 100,159,018 shares issued and outstanding, respectively	16,974	16,828	16,726
Additional paid-in capital	527,671	517,369	500,915
Retained earnings	970,242	889,063	835,637
Unearned restricted stock compensation	(15,231)	(7,872)	(9,898)
Accumulated other comprehensive income	10,273	32,406	1,388
Total shareholders’ equity	1,509,929	1,447,794	1,344,768
Total liabilities and shareholders’ equity	$3,169,498	$3,120,575	$2,931,280

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In thousands	July 2 2005	July 3 2004
Operating activities
Net income	$107,827	$95,673
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	—	(25,438)
Depreciation	28,962	20,928
Amortization	12,075	6,277
Deferred income taxes	2,572	301
Stock compensation	777	—
Gain on sale of investment	(5,199)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(72,729)	(35,903)
Inventories	(22,340)	(28,179)
Prepaid expenses and other current assets	(4,036)	(7,797)
Accounts payable	4,590	38,994
Employee compensation and benefits	(29,912)	2,971
Accrued product claims and warranties	1,228	2,660
Income taxes	20,546	11,934
Other current liabilities	787	7,979
Pension and post-retirement benefits	7,370	3,990
Other assets and liabilities	(5,144)	(1,182)
Net cash (used for) provided by continuing operations	47,374	93,208
Net cash provided by (used for) operating activities of discontinued operations	(630)	14,863
Net cash (used for) provided by operating activities	46,744	108,071

Investing activities
Capital expenditures	(39,077)	(13,340)
Proceeds from sale of property and equipment	11,553	—
Acquisitions, net of cash acquired	(10,513)	(15,288)
Divestitures	(190)	—
Proceeds from sale of investment	23,596	—
Other	—	(200)
Net cash used for investing activities	(14,631)	(28,828)

Financing activities
Net short-term borrowings (repayments)	—	(2,603)
Proceeds from long-term debt	160,000	164,816
Repayment of long-term debt	(160,383)	(220,526)
Proceeds from exercise of stock options	6,355	10,178
Dividends paid	(26,648)	(21,001)
Net cash provided by financing activities	(20,676)	(69,136)

Effect of exchange rate changes on cash and cash equivalents	(1,079)	151
Change in cash and cash equivalents	10,358	10,258
Cash and cash equivalents, beginning of period	31,495	47,989
Cash and cash equivalents, end of period	$41,853	$58,247

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

1.	Basis of Presentation and Responsibility for Interim Financial Statements

We prepared the unaudited condensed consolidated financial statements following the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two modified versions of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, at which time we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after January 1, 2006. Under the retrospective options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. We have not yet finalized our decision concerning the transition option we will utilize to adopt SFAS No. 123R. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share. The exact impact of SFAS No. 123R cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to value such awards. However, we do not expect the adoption to result in amounts that are materially different than the current pro forma disclosures under SFAS No. 123.

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

In accordance with APB Opinion No. 25, cost for stock-based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair. However, from time to time, we have elected to modify the terms of the original grant. Those modified grants have been accounted for as a new award and are measured using the intrinsic value method under APB Opinion No. 25, resulting in the inclusion of compensation expense in our consolidated statement of income. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model:

	Three months ended		Six months ended
In thousands, except per-share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net income	$64,522	$55,463	$107,827	$95,673
Plus stock-based employee compensation included in net income, net of tax	501	—	501	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(3,438)	(2,772)	(6,354)	(5,209)
Net income — pro forma	$61,585	$52,691	$101,974	$90,464

Earnings per common share
Basic — as reported	$0.64	$0.56	$1.07	$0.97
Plus stock-based employee compensation included in net income, net of tax	0.01	—	0.01	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.03)	(0.06)	(0.06)
Basic — pro forma	$0.62	$0.53	$1.02	$0.91

Diluted — as reported	$0.63	$0.55	$1.05	$0.95
Plus stock-based employee compensation included in net income, net of tax	0.01	—	0.01	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.04)	(0.03)	(0.07)	(0.06)
Diluted — pro forma	$0.60	$0.52	$0.99	$0.89

Weighted average common shares outstanding
Basic	100,769	99,320	100,566	98,874
Diluted	102,827	101,694	102,715	101,112

The pro forma amounts shown above are not indicative of the pro forma effect in future years since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

The weighted-average fair value of options granted was $11.44 and $8.07 for the six months ended July 2, 2005 and July 3, 2004, respectively. We estimated the fair values using the Black-Scholes option pricing model, modified for dividends, using the following assumptions:

	July 2 2005	July 3 2004
Expected stock price volatility	34.5%	39.0%
Expected life	3.6 yrs.	5.2 yrs.
Risk-free interest rate	3.75%	3.85%
Dividend yield	1.2%	1.4%

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
In thousands, except per-share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Earnings per common share — basic
Continuing operations	$64,522	$41,993	$107,827	$70,235
Discontinued operations	—	13,470	—	25,438
Net income	$64,522	$55,463	$107,827	$95,673

Continuing operations	$0.64	$0.42	$1.07	$0.71
Discontinued operations	—	0.14	—	0.26
Basic earnings per common share	$0.64	$0.56	$1.07	$0.97

Earnings per common share — diluted
Continuing operations	$64,522	$41,993	$107,827	$70,235
Discontinued operations	—	13,470	—	25,438
Net income	$64,522	$55,463	$107,827	$95,673

Continuing operations	$0.63	$0.42	$1.05	$0.70
Discontinued operations	—	0.13	—	0.25
Diluted earnings per common share	$0.63	$0.55	$1.05	$0.95

Weighted average common shares outstanding — basic	100,769	99,320	100,566	98,874
Dilutive impact of stock options and restricted stock	2,198	2,374	2,289	2,238
Weighted average common shares outstanding — diluted	102,967	101,694	102,855	101,112

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	561	47	549	55

5.	Acquisitions

On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, and debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible. During the second quarter of 2005, we made purchase accounting adjustments of $2.3 million, primarily related to the intangible assets. We continue to evaluate the purchase price allocation for the DEP acquisition.

Effective July 31, 2004, we completed the acquisition of all of the capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $889.6 million, including a third quarter cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, and debt assumed of $21.6 million. In the fourth quarter of 2004, we received a $14.0 million final purchase price adjustment, a $0.3 million decrease in cash acquired, and recorded an additional $5.1 million in transaction costs. In the first half of 2005, we recorded an additional $0.4 million in transaction costs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following pro forma condensed consolidated financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented.

	Three months ended		Six months ended
In thousands, except per-share data	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Pro forma net sales	$788,523	$758,760	$1,500,076	$1,441,983
Pro forma net income from continuing operations	64,522	48,749	107,851	80,936

Pro forma earnings per common share - continuing operations
Basic	$0.64	$0.49	$1.07	$0.82
Diluted	$0.63	$0.48	$1.05	$0.80

Weighted average common shares outstanding
Basic	100,769	99,320	100,566	98,874
Diluted	102,967	101,694	102,855	101,112

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

6.	Inventories

Inventories were comprised of:

In thousands	July 2 2005	December 31 2004	July 3 2004
Raw materials and supplies	$128,800	$126,816	$69,613
Work-in-process	37,528	34,993	20,619
Finished goods	173,132	161,867	102,988
Total inventories	$339,460	$323,676	$193,220

The net increase in inventories from the second quarter of 2004 to the fourth quarter of 2004 and the second quarter of 2005 was primarily the result of our acquired WICOR inventories. The net increase in inventories from the fourth quarter of 2004 to the second quarter of 2005 was primarily the result of added inventories to support the seasonality of the water business, anticipated sales growth and plant rationalization activities.

7.	Comprehensive Income

Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Six months ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net income	$64,522	$55,463	$107,827	$95,673
Changes in cumulative foreign currency translation adjustment	(12,377)	(3,725)	(22,347)	(5,824)
Changes in market value of derivative financial instruments classified as cash flow hedges	104	983	214	1,379
Comprehensive income	$52,249	$52,721	$85,694	$91,228

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended July 2, 2005 by segment were as follows:

In thousands	Water	Enclosures	Consolidated
Balance December 31, 2004	$1,422,175	$198,229	$1,620,404
Acquired	9,270	—	9,270
Purchase accounting adjustments	(1,727)	—	(1,727)
Foreign currency translation	(7,589)	(6,110)	(13,699)
Balance July 2, 2005	$1,422,129	$192,119	$1,614,248

The acquired goodwill in the Water segment is related to our acquisition of DEP during the first quarter of 2005.

Purchase accounting adjustments recorded during the first half of 2005 relate to the WICOR and DEP acquisitions. We continue to evaluate the purchase price allocation for the WICOR acquisition, including intangible assets, contingent liabilities, reserves for plant rationalizations, and property, plant and equipment. We expect to finalize this allocation as better information becomes available in the third quarter of 2005.

Intangible assets, other than goodwill, are comprised of:

	July 2, 2005			December 31, 2004			July 3, 2004
In thousands	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net
Finite-life intangibles
Patents	$15,690	$(3,179)	$12,511	$14,659	$(2,239)	$12,420	$14,628	$(1,754)	$12,874
Non-compete agreements	7,463	(4,919)	2,544	7,464	(4,237)	3,227	6,123	(3,385)	2,738
Proprietary technology	45,093	(3,457)	41,636	45,145	(1,896)	43,249	14,500	(710)	13,790
Customer relationships	84,526	(6,005)	78,521	84,044	(3,451)	80,593	26,100	(1,150)	24,950
Total finite-life intangibles	$152,772	$(17,560)	$135,212	$151,312	$(11,823)	$139,489	$61,351	$(6,999)	$54,352

Indefinite-life intangibles
Brand names	$119,021	$—	$119,021	$118,637	$—	$118,637	$41,804	$—	$41,804
Total intangibles, net			$254,233			$258,126			$96,156

Intangible asset amortization expense for the six months ended July 2, 2005 and July 3, 2004 was approximately $5.7 million and $2.6 million, respectively. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2005 Q3- Q4	2006	2007	2008	2009	2010
Estimated amortization expense	$5,787	$11,281	$10,980	$10,065	$9,883	$9,379

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

9.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate July 2, 2005	Maturity (Year)	July 2 2005	December 31 2004	July 3 2004
Commercial paper, maturing within 55 days	3.65%		$172,544	$178,008	$136,585
Revolving credit facilities	3.92%	2010	63,100	53,700	116,200
Private placement - fixed rate	5.50%	2007-2013	135,000	135,000	135,000
Private placement - floating rate	4.31%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.68%	2005-2009	8,499	14,394	11,971
Total contractual debt obligations			729,143	731,102	749,756
Interest rate swap monetization deferred income			4,957	5,539	6,122
Fair value adjustment of hedged debt			—	(536)	(3,226)
Total long-term debt, including current portion per balance sheet			734,100	736,105	752,652
Less current maturities			(6,469)	(11,957)	(5,333)
Long-term debt			$727,631	$724,148	$747,319

As of July 2, 2005 we had a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

On July 19, 2005, we amended our floating rate private placement note purchase agreement, decreasing the interest rate on the notes by .550% to LIBOR plus .600%. Additionally, the amendment extended the prepayment provisions of the note purchase agreement permitting prepayment on or after July 25, 2006.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of July 2, 2005, we had $172.5 million of commercial paper outstanding that matured within 55 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of July 2, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of July 2, 2005.

Long-term debt outstanding at July 2, 2005, matures on a calendar year basis by contractual debt maturity as follows:

In thousands	2005 Q3-Q4	2006	2007	2008	2009	2010	Thereafter	Total
Contractual long-term debt obligation maturities	$5,145	$491	$37,763	$58	$250,042	$235,644	$200,000	$729,143
Other maturities	583	1,166	1,166	1,166	876	—	—	4,957
Total maturities	$5,728	$1,657	$38,929	$1,224	$250,918	$235,644	$200,000	$734,100

10.	Gain on Sale of Investment

As part of our sale of Lincoln Industrial Corporation in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization – LN Holdings Corporation. During the second quarter of 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million. The terms of the sale agreement establish two escrow accounts totaling $14 million to be used for payment of any potential adjustments to the purchase price, transaction expenses, and indemnification for certain losses such as environmental claims. After any such payments are made from the escrow accounts, any remaining escrow balances are to be distributed by April 2008 to the former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on the sale of this interest.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

11.	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the six months ended July 2, 2005 was 36.6% compared to 33.7% for the six months ended July 3, 2004. The year-to-date 2005 tax rate includes a second quarter charge to tax expense for an anticipated unfavorable settlement of $3.2 million related to a routine German tax examination for prior years. This charge is partially offset by a first quarter favorable settlement of an IRS examination for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million. We estimate our effective income tax rate for the remaining quarters of this year will be 35.5% resulting in a 2005 full year effective annual rate of 36.0%. This estimate includes our initial analysis of the anticipated impact of the American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the Treasury Department or Congress.

12.	Benefit Plans

Components of net periodic benefit cost for the three and six months ended July 2, 2005 (inclusive of the periodic benefit costs associated with the WICOR acquisition) and July 3, 2004 were as follows:

	Three months ended				Six months ended
	Pension benefits		Post-retirement		Pension benefits		Post-retirement
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004	July 2 2005	July 3 2004	July 3 2004	July 3 2004
Service cost	$4,118	$3,891	$213	$132	$8,236	$7,782	$425	$265
Interest cost	7,456	6,287	947	555	14,911	12,574	1,894	1,111
Expected return on plan assets	(7,373)	(6,462)	—	—	(14,746)	(12,923)	—	—
Amortization of transition obligation	30	32	—	—	59	64	—	—
Amortization of prior year service cost (benefit)	74	116	(50)	(145)	149	233	(100)	(291)
Recognized net actuarial loss	698	258	—	—	1,396	516	—	—
Net periodic benefit cost	$5,003	$4,122	$1,110	$542	$10,005	$8,246	$2,219	$1,085
Continuing operations	$5,003	$3,246	$1,110	$356	$10,005	$6,494	$2,219	$713
Discontinued operations	—	876	—	186	—	1,752	—	372
Net periodic benefit cost	$5,003	$4,122	$1,110	$542	$10,005	$8,246	$2,219	$1,085

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make contributions in the range of $5 million to $10 million to our pension plans in 2005. We believe the expected contribution range continues to be appropriate.

13.	Business Segments

Financial information by reportable segment of continuing operations for the three and six months ended July 2, 2005 and July 3, 2004 are shown below:

	Three months ended		Six months ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Net sales to external customers
Water	$585,657	$353,316	$1,097,745	$667,297
Enclosures	202,866	177,117	400,413	351,589
Consolidated	$788,523	$530,433	$1,498,158	$1,018,886
Intersegment sales
Water	$187	$29	$209	$50
Enclosures	630	986	1,032	1,318
Other	(817)	(1,015)	(1,241)	(1,368)
Consolidated	$—	$—	$—	$—
Operating income (loss)
Water	$93,481	$59,253	$155,284	$100,800
Enclosures	27,078	21,590	53,004	40,944
Other	(9,082)	(9,859)	(20,438)	(20,650)
Consolidated	$111,477	$70,984	$187,850	$121,094

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

14.	Warranty

The changes in the carrying amount of service and product warranties for the six months ended July 2, 2005 and July 3, 2004 were as follows:

In thousands	July 2 2005	July 3 2004
Balance at beginning of the year	$32,524	$14,427
Service and product warranty provision	20,898	15,495
Payments	(19,596)	(13,042)
Acquired	446	207
Translation	(332)	(74)
Balance at end of the period	$33,940	$17,013

15.	Commitments and Contingencies

Environmental and Product Liability Claims

There have been no further material developments regarding the above from that contained in our 2004 Annual Report on Form 10-K, other than those matters identified below.

Horizon litigation

Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought in the U. S. District Court for the Southern District of New York against Essef Corporation (Essef) and certain of its subsidiaries prior to our August 1999 acquisition of Essef.

The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on a cruise in July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%).

After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million in January 2004. We had reserved for the amount of punitive damages awarded at the time of the Essef acquisition. A reserve for the $1.6 million interest cost was recorded in 2003. All of the personal injury cases have now been resolved through either settlement or trial.

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million, which we believe are excessive and wildly speculative. Assuming matters of causation, standing, indemnity and proof are decided against Essef, its experts believe that damages should amount to no more than $16 to $25 million. Dispositive motions in this matter are due to be filed by the end of August 2005, with trial to be scheduled after resolution of these motions. We believe our reserves for liability, plus remaining insurance limits, should be adequate to cover any potential liability to Celebrity. The Company is vigorously defending against these claims.

Other

We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of all currently pending matters will not be material.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

16.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of July 2, 2005 and December 31, 2004, the related condensed consolidated statements of income for the three-months and six-months ended July 2, 2005 and July 3, 2004, and statements of cash flows for the six-months ended July 2, 2005 and July 3, 2004, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the three months ended July 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$654,835	$164,376	$(30,688)	$788,523
Cost of goods sold	103	465,418	117,080	(29,311)	553,290
Gross profit	(103)	189,417	47,296	(1,377)	235,233
Selling, general and administrative	2,884	84,273	26,048	19	113,224
Research and development	—	8,071	2,461	—	10,532
Operating (loss) income	(2,987)	97,073	18,787	(1,396)	111,477
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(11,737)	24,768	63	(1,396)	11,698
Income before income taxes	13,949	72,305	18,724	—	104,978
Provision for income taxes	4,802	26,008	9,646	—	40,456
Net income	$9,147	$46,297	$9,078	$—	$64,522

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the six months ended July 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,232,728	$328,669	$(63,239)	$1,498,158
Cost of goods sold	163	885,363	234,268	(61,007)	1,058,787
Gross profit	(163)	347,365	94,401	(2,232)	439,371
Selling, general and administrative	7,978	169,149	52,539	(104)	229,562
Research and development	—	16,939	5,020	—	21,959
Operating (loss) income	(8,141)	161,277	36,842	(2,128)	187,850
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(39,614)	65,186	(470)	(2,128)	22,974
Income before income taxes	36,672	96,091	37,312	—	170,075
Provision for income taxes	11,544	34,596	16,108	—	62,248
Net income	$25,128	$61,495	$21,204	$—	$107,827

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

July 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,820	$10,416	$27,617	$—	$41,853
Accounts and notes receivable, net	263	369,028	122,647	(34,060)	457,878
Inventories	—	254,940	84,520	—	339,460
Deferred tax assets	58,648	33,707	8,059	(51,337)	49,077
Prepaid expenses and other current assets	3,653	10,349	18,343	(4,611)	27,734
Total current assets	66,384	678,440	261,186	(90,008)	916,002

Property, plant and equipment, net	6,456	241,112	76,909	—	324,477

Other assets
Investments in subsidiaries	1,884,028	39,814	65,243	(1,989,085)	—
Goodwill	—	1,389,990	224,258	—	1,614,248
Intangibles, net	—	226,633	27,600	—	254,233
Other	49,915	5,519	5,104	—	60,538
Total other assets	1,933,943	1,661,956	322,205	(1,989,085)	1,929,019
Total assets	$2,006,783	$2,581,508	$660,300	$(2,079,093)	$3,169,498
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$291	$12,279	$(7,267)	$6,469
Accounts payable	2,144	153,316	73,568	(33,326)	195,702
Employee compensation and benefits	14,384	41,191	25,009	—	80,584
Accrued product claims and warranties	—	29,077	14,863	—	43,940
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	20,815	15,907	10,662	—	47,384
Accrued rebates and sales incentives	—	36,347	1,830	—	38,177
Other current liabilities	36,252	44,444	21,280	(4,609)	97,367
Total current liabilities	74,761	320,573	159,683	(45,202)	509,815

Long-term debt	724,434	1,676,539	12,095	(1,685,437)	727,631
Pension and other retirement compensation	60,954	30,097	47,779	—	138,830
Post-retirement medical and other benefits	24,501	45,808	—	—	70,309
Deferred tax liabilities	67	172,200	22,448	(51,338)	143,377
Due to / (from) affiliates	(417,984)	183,160	242,454	(7,630)	—
Other non-current liabilities	30,956	1,078	35,542	—	67,576
Non-current liabilities of discontinued operations	(835)	—	2,866	—	2,031
Total liabilities	496,854	2,429,455	522,867	(1,789,607)	1,659,569

Shareholders’ equity	1,509,929	152,053	137,433	(289,486)	1,509,929
Total liabilities and shareholders’ equity	$2,006,783	$2,581,508	$660,300	$(2,079,093)	$3,169,498

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended July 2, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$25,128	$61,495	$21,204	$—	$107,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	750	22,183	6,029	—	28,962
Amortization	6,163	5,249	663	—	12,075
Deferred income taxes	137	(3,467)	5,902	—	2,572
Stock compensation	777	—	—	—	777
Gain on sale of investment	(5,199)	—	—	—	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,737	(63,937)	(24,114)	12,585	(72,729)
Inventories	—	(19,210)	(3,130)	—	(22,340)
Prepaid expenses and other current assets	15,603	(2,100)	(16,106)	(1,433)	(4,036)
Accounts payable	(5,195)	4,219	18,173	(12,607)	4,590
Employee compensation and benefits	(12,250)	(16,097)	(1,565)	—	(29,912)
Accrued product claims and warranties	—	1,281	(53)	—	1,228
Income taxes	7,619	16,584	(3,657)	—	20,546
Other current liabilities	(6,607)	(6,352)	12,291	1,455	787
Pension and post-retirement benefits	3,026	2,247	2,097	—	7,370
Other assets and liabilities	(9,749)	(495)	5,100	—	(5,144)
Net cash provided by continuing operations	22,940	1,600	22,834	—	47,374
Net cash used for operating activities of discontinued operations	—	—	(630)	—	(630)
Net cash provided by operating activities	22,940	1,600	22,204	—	46,744

Investing activities
Capital expenditures	(2,095)	(30,137)	(6,845)	—	(39,077)
Proceeds from sale of property and equipment	—	11,553	—	—	11,553
Acquisitions, net of cash acquired	(10,513)	—	—	—	(10,513)
Investment in subsidiaries	(21,277)	21,259	18	—	—
Divestitures	2	289	(481)	—	(190)
Equity investments	23,599	226	(229)	—	23,596
Net cash (used for) provided by investing activities	(10,284)	3,190	(7,537)	—	(14,631)

Financing activities
Proceeds from long-term debt	160,000	—	—	—	160,000
Repayment of long-term debt	(160,383)	—	—	—	(160,383)
Proceeds from exercise of stock options	6,355	—	—	—	6,355
Dividends paid	(26,648)	—	—	—	(26,648)
Net cash used for financing activities	(20,676)	—	—	—	(20,676)

Effect of exchange rate changes on cash	9,545	56	(10,680)	—	(1,079)
Change in cash and cash equivalents	1,525	4,846	3,987	—	10,358
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495
Cash and cash equivalents, end of period	$3,820	$10,416	$27,617	$—	$41,853

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the three months ended July 3, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$438,803	$108,906	$(17,276)	$530,433
Cost of goods sold	155	310,279	74,613	(16,265)	368,782
Gross profit	(155)	128,524	34,293	(1,011)	161,651
Selling, general and administrative	1,667	58,752	24,007	(166)	84,260
Research and development	—	4,691	1,716	—	6,407
Operating (loss) income	(1,822)	65,081	8,570	(845)	70,984
Net interest (income) expense	(9,476)	14,703	3,118	(845)	7,500
Income before income taxes	7,654	50,378	5,452	—	63,484
Provision for income taxes	1,787	17,918	1,786	—	21,491
Income from continuing operations	5,867	32,460	3,666	—	41,993
Income from discontinued operations, net of tax	—	—	13,470	—	13,470
Net income	$5,867	$32,460	$17,136	$—	$55,463

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the six months ended July 3, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$834,609	$219,933	$(35,656)	$1,018,886
Cost of goods sold	155	597,345	153,164	(33,502)	717,162
Gross profit	(155)	237,264	66,769	(2,154)	301,724
Selling, general and administrative	5,091	115,649	47,655	(483)	167,912
Research and development	—	9,234	3,484	—	12,718
Operating (loss) income	(5,246)	112,381	15,630	(1,671)	121,094
Net interest (income) expense	(18,704)	29,339	6,181	(1,671)	15,145
Income before income taxes	13,458	83,042	9,449	—	105,949
Provision for income taxes	3,208	29,402	3,104	—	35,714
Income from continuing operations	10,250	53,640	6,345	—	70,235
Income from discontinued operations, net of tax	—	—	25,438	—	25,438
Net income	$10,250	$53,640	$31,783	$—	$95,673

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

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended July 3, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$10,250	$53,640	$31,783	$—	$95,673
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(25,438)	—	(25,438)
Depreciation	450	16,028	4,450	—	20,928
Amortization	3,637	2,588	52	—	6,277
Deferred income taxes	—	(9)	310	—	301
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	883	(25,502)	(15,035)	3,751	(35,903)
Inventories	—	(23,458)	(4,721)	—	(28,179)
Prepaid expenses and other current assets	6,059	(1,617)	(7,586)	(4,653)	(7,797)
Accounts payable	(71)	36,187	6,543	(3,665)	38,994
Employee compensation and benefits	(1,558)	921	3,608	—	2,971
Accrued product claims and warranties	—	2,409	251	—	2,660
Income taxes	(12,133)	23,770	297	—	11,934
Other current liabilities	(12,920)	7,110	9,222	4,567	7,979
Pension and post-retirement benefits	2,645	(163)	1,508	—	3,990
Other assets and liabilities	(3,808)	69	2,557	—	(1,182)
Net cash (used for) provided by continuing operations	(6,566)	91,973	7,801	—	93,208
Net cash provided by operating activities of discontinued operations	—	—	14,863	—	14,863
Net cash (used for) provided by operating activities	(6,566)	91,973	22,664	—	108,071

Investing activities
Capital expenditures	(249)	(7,167)	(5,924)	—	(13,340)
Acquisitions, net of cash acquired	(5,847)	—	(9,441)	—	(15,288)
Investment in subsidiaries	97,607	(79,487)	(18,120)	—	—
Other	—	—	(200)	—	(200)
Net cash provided by (used for) investing activities	91,511	(86,654)	(33,685)	—	(28,828)

Financing activities
Net short-term borrowings (repayments)	(2,603)	—	—	—	(2,603)
Proceeds from long-term debt	164,816	—	—	—	164,816
Repayment of long-term debt	(220,526)	—	—	—	(220,526)
Proceeds from exercise of stock options	10,178	—	—	—	10,178
Dividends paid	(21,001)	—	—	—	(21,001)
Net cash used for financing activities	(69,136)	—	—	—	(69,136)

Effect of exchange rate changes on cash	13,694	(61)	(13,482)	—	151
Change in cash and cash equivalents	29,503	5,258	(24,503)	—	10,258
Cash and cash equivalents, beginning of period	3,373	3,155	41,461	—	47,989
Cash and cash equivalents, end of period	$32,876	$8,413	$16,958	$—	$58,247

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition, including foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	our ability to integrate the former WICOR, Inc. (“WICOR”) businesses successfully and to fully realize synergies on our anticipated timetable;

•	changes in our business strategies;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures, and environmental matters;

•	our ability to continue to successfully generate savings from lean enterprise initiatives, which we call Pentair Integrated Management System (“PIMS”) and supply management practices;

•	our ability to successfully identify, complete, and integrate future acquisitions;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims, including the amount of any potential damages arising out of the litigation with Celebrity;

•	our ability to access capital markets and obtain anticipated financing under favorable terms.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Enclosures. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. Our Enclosures Group is a leader in the global enclosures market, designing and manufacturing standard, modified and custom enclosures that protect sensitive electronics and electrical components. For fiscal year 2005, our Water Group and Enclosures Group are forecasted to generate approximately 73 percent and 27 percent of total revenues, respectively.

Our Water segment has progressively become a more significant part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.6 billion in 2004, or approximately $2.0 billion on a pro forma basis (as if our Water Group acquisitions had been completed at the beginning of 2004). The water industry is structurally attractive as a result of a growing demand for clean water and its large global market, of which we have identified a target industry segment totaling $50 billion. Our vision is to become a leading global provider of innovative products and systems used in the movement, treatment, storage, and enjoyment of water.

We continue to expect to achieve $30 million in synergies in the first full year of ownership with respect to the acquisition of the former WICOR businesses via key initiatives including PIMS, material cost savings and administrative cost savings. We also expect to achieve significant working capital reductions, net fixed asset reductions, and revenue synergies from cross-selling opportunities as a result of the acquisition. Integration of the former WICOR businesses proceeded as expected during the first half of 2005 with eleven facilities closed or consolidated to date, and another six closings or consolidations in progress.

Our Enclosures segment operates in a large global market with significant headroom for growth in markets such as defense, security, medical, and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. From mid 2001 through mid 2003, the Enclosures segment experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004 and the first half of 2005, sales volumes increased due to the addition of new distributors, new products, and higher sales in all targeted markets. In addition, through the success of our PIMS and supply management initiatives, we have increased Enclosures segment margins for fourteen consecutive quarters.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first half of 2005 and will likely impact our results in the future:

•	We experience seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including but not limited to, extended payment terms). Demand for residential water systems is also affected by weather patterns particularly related to droughts and heavy flooding.

•	We expect our Water and Enclosures Groups to continue to benefit from our key initiatives, including PIMS and supply management.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, motors, resins, ocean freight and fuel, health care and insurance. In addition, the WICOR acquisition has increased our purchasing power, and we expect the consolidation of the Water Group’s spending on raw materials and services to continue to deliver cost savings, further cushioning the impact of material cost inflation.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment, including both continuing and discontinued operations, exceeded $200 million for the third consecutive year in 2004 and is targeted at approximately $200 million in 2005. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In the first half of 2005, the U.S. dollar was weaker against the Euro when compared to the same period in 2004. This resulted in year-over-year favorable foreign currency effects, which may not trend favorably in the future.

•	The effective tax rate for the first half of 2005 was 36.6%. We estimate our effective income tax rate for the remaining quarters of this year to be 35.5% resulting in a 2005 full year effective tax rate of 36.0%. We are pursuing rate reduction opportunities, which could improve our effective tax rate.

•	Our water group operating income margins in the first half of 2005 were lower by roughly 100 basis points compared to the prior year comparable period affected by the lower former WICOR margins versus Pentair Water margins. We anticipate our Water Group operating income margins in the third quarter of 2005 to cross over and be higher compared to the prior year comparable period. We continue to drive margins in the expanded Water Group, while capturing growth opportunities. We are driving margins in the expanded water group toward an annual goal of 15 percent.

Outlook

In 2005 and beyond, our operating objectives include the following:

•	Continue to drive for operating excellence: lean enterprise initiatives (which we call PIMS), supply management practices, and cash flow;

•	Complete the integration of the WICOR acquisition and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Enclosures segments.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 2 2005	July 3 2004	$ change	% change	July 2 2005	July 3 2004	$ change	% change
Net sales	$788,523	$530,433	$258,090	48.7%	$1,498,158	$1,018,886	$479,272	47.0%

The components of the net sales change in 2005 from 2004 were as follows

	% Change from 2004
Percentages	Second quarter	Six months
Volume	43.4	42.2
Price	4.1	3.5
Currency	1.2	1.3
Total	48.7	47.0

Consolidated net sales

The 48.7 percent and the 47.0 percent increase in consolidated net sales in the second quarter and the first half of 2005 from 2004 was primarily driven by:

•	the increase in sales volume driven by our July 31, 2004 acquisition of WICOR;

•	organic sales growth of approximately 7 percent for the second quarter of 2005 and 6 percent for the first half of 2005 (removing the effects of acquisitions and excluding foreign currency exchange), net of the impacts of selective increases in selling prices in our Water and Enclosures segments, and a softening European economy; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 2 2005	July 3 2004	$ change	% change	July 2 2005	July 3 2004	$ change	% change
Water	$585,657	$353,316	$232,341	65.8%	$1,097,745	$667,297	$430,448	64.5%
Enclosures	202,866	177,117	25,749	14.5%	400,413	351,589	48,824	13.9%
Total	$788,523	$530,433	$258,090	48.7%	$1,498,158	$1,018,886	$479,272	47.0%

Water

The 65.8 percent and the 64.5 percent increase in Water segment net sales in the second quarter and first half of 2005 from 2004 was primarily driven by:

•	the increase in sales volume driven by our July 31, 2004 acquisition of WICOR;

•	sales in filtration and pool products increased, along with strong sales in specialty pumps in our municipal, agricultural, commercial, and industrial markets;

•	growth in new markets;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	the impacts of a softening European economy;

•	unfavorable weather conditions impacting the professional well-drilling season, as well as the RV and Marine markets;

•	the declines in water systems pump sales driven by a vendor decision to sell direct; and

•	lower sales of retail filtration cartridges.

Enclosures

The 14.5 percent and 13.9 percent increase in Enclosures segment net sales in the second quarter and the first half of 2005 from 2004 was primarily driven by:

•	new product introductions and improved service and delivery resulting in increased sales volume broadly across all markets including industrial, datacom, telecom, and medical markets;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	weaker markets in Europe and Japan.

Gross profit

	Three months ended					Six months ended
In thousands	July 2 2005	% of sales		July 3 2004	% of sales	July 2 2005	% of sales		July 3 2004	% of sales
Gross profit	$235,233	29.8%		$161,651	30.5%	$439,371	29.3%		$301,724	29.6%
Percentage point change		(0.7	)pts				(0.3	)pts

The 0.7 and the 0.3 percentage point decrease in gross profit as a percent of sales in the second quarter and the first half of 2005 from 2004 was primarily the result of:

•	inflationary cost increases in our Water and Enclosures segments;

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR; and

•	integration and start-up costs in new water facilities.

These decreases were partially offset by:

•	selective increases in selling prices in our Water and Enclosures segments to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives and supply management practices;

•	cost leverage from our increase in sales volume; and

•	a net synergy benefit from integration of the former WICOR businesses.

Selling, general and administrative (SG&A)

	Three months ended					Six months ended
In thousands	July 2 2005	% of sales		July 3 2004	% of sales	July 2 2005	% of sales		July 3 2004	% of sales
SG&A	$113,224	14.4%		$84,260	15.9%	$229,562	15.3%		$167,912	16.5%
Percentage point change		(1.5	)pts				(1.2	)pts

The 1.5 and 1.2 percentage point decrease in SG&A expense as a percent of sales in the second quarter and the first half of 2005 from 2004 was primarily due to:

•	the absence of expenses in the current year that we incurred in the first half of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition, downsizing and other merger and acquisition activities;

These decreases were partially offset by:

•	higher selling expense in our Water segment to fund investments in future growth;

•	an increase in amortization expense; and

•	higher cost of doing business, including increased expenses associated with governance and certification requirements of Sarbanes-Oxley.

Research and development (R&D)

	Three months ended					Six months ended
In thousands	July 2 2005	% of sales		July 3 2004	% of sales	July 2 2005	% of sales		July 3 2004	% of sales
R&D	$10,532	1.3%		$6,407	1.2%	$21,959	1.5%		$12,718	1.2%
Percentage point change		0.1	pts				0.3	pts

The 0.1 and 0.3 percentage point increase in R&D expense as a percent of sales in the second quarter and the first half of 2005 from 2004 was primarily due to:

•	additional investments related to new product development initiatives in our Water and Enclosures segments to fund future growth initiatives.

Operating income

Water

	Three months ended					Six months ended
In thousands	July 2 2005	% of sales		July 3 2004	% of sales	July 2 2005	% of sales		July 3 2004	% of sales
Operating income	$93,481	16.0%		$59,253	16.8%	$155,284	14.1%		$100,800	15.1%
Percentage point change		(0.8	)pts				(1.0	)pts

The 0.8 and 1.0 percentage point decrease in Water segment operating income as a percent of sales in the second quarter and the first half of 2005 from 2004 was primarily the result of:

•	lower initial margins associated with the former WICOR businesses acquired in July, 2004;

•	inflationary cost increases, particularly as it related to the costs of motors and resins; and

•	incremental amortization expense for acquired finite-lived intangibles.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings achieved through PIMS and supply management activities coupled with a net synergy benefit from factory capacity rationalization; and

•	the absence of expenses in the current year that we incurred in the first half of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition.

Enclosures

	Three months ended					Six months ended
In thousands	July 2 2005	% of sales		July 3 2004	% of sales	July 2 2005	% of sales		July 3 2004	% of sales
Operating income	$27,078	13.3%		$21,590	12.2%	$53,004	13.2%		$40,944	11.6%
Percentage point change		1.1	pts				1.6	pts

The 1.1 and 1.6 percentage point increase in Enclosures segment operating income as a percent of sales in the second quarter and the first half of 2005 from 2004 was primarily the result of:

•	leverage gained on volume expansion through market share growth;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Gain on sale of investment

	Three months ended				Six months ended
In thousands	July 2 2005	July 3 2004	Difference	% change	July 2 2005	July 3 2004	Difference	% change
Gain on sale of investment	$5,199	$—	$5,199	100.0%	$5,199	$—	$5,199	100.0%

The gain on sale of investment of $5.2 million for the three and six month period ended July 2, 2005 represents the gain from the sale of our interest in the stock of LN Holdings Corporation.

Net interest expense

	Three months ended				Six months ended
In thousands	July 2 2005	July 3 2004	Difference	% change	July 2 2005	July 3 2004	Difference	% change
Net interest expense	$11,698	$7,500	$4,198	56.0%	$22,974	$15,145	$7,829	51.7%

The 56.0 and 51.7 percent increase in interest expense from continuing operations in the second quarter and the first half of 2005 from 2004 was primarily the result of:

•	a portion of interest expense in 2004 was allocated to discontinued operations for tools versus all the debt in 2005 being attributed to continuing operations; and

•	higher interest rates in 2005.

Provision for income taxes from continuing operations

	Three months ended		Six months ended
In thousands	July 2 2005	July 3 2004	July 2 2005	July 3 2004
Income before income taxes	$104,978	$63,484	$170,075	$105,949
Provision for income taxes	40,456	21,491	62,248	35,714
Effective tax rate	38.5%	33.9%	36.6%	33.7%

The 1.9 and 0.2 percent increase in the tax rate in the second quarter and the first half of 2005 from 2004 was primarily the result of:

•	anticipated unfavorable settlement of $3.2 million recorded in the second quarter for a routine tax exam for prior years in Germany; and

•	increased operating income combined with the relatively fixed nature of many of our tax savings programs, the anticipated mix of our 2005 U.S. and foreign earnings, and our July 31, 2004 acquisition of WICOR, which resulted in a higher effective tax rate.

This increase was partially offset by:

•	a favorable settlement in the first quarter 2005 of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million.

We estimate our effective income tax rate for the remaining quarters of this year will be 35.5% resulting in a 2005 full year effective annual rate of 36.0%. This estimate includes our initial analysis of the anticipated impact of the American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the Treasury Department or Congress.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We mitigate the magnitude of the sales spike somewhat through effective use of the distribution channel by employing some advance sales programs (generally including but not limited to, extended payment terms). Demand for residential water systems is also affected by weather patterns particularly related to droughts and heavy flooding.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

Days	July 2 2005	December 31 2004	July 3 2004
Days of sales in accounts receivable	53	52	52
Days inventory on hand	68	62	55
Days in accounts payable	56	57	55

Operating activities

Cash provided by operating activities was $46.7 million in the first half of 2005 compared with cash provided by operating activities of $108.1 million in the prior year period. The decrease in cash provided by operating activities is due to working capital increases related to the rationalization of Water segment operations, various customer rebates and employee bonus plans. The increased days of sales in accounts receivable and days inventory on hand as of July 2, 2005 compared to December 31, 2004 were driven by the new seasonality of our more water-focused business as well as the increased inventory levels attributable to the late start to the warm weather season and inventory redundancies associated with the ramp-up of new facilities and the wind-down of old facilities. The working capital ratios as of July 2 2005 versus the comparable prior year period have increased slightly, primarily as a result of the July 3, 2004 ratios being exclusive of the former WICOR businesses. In the future, we expect our working capital ratios to improve as we are able to capitalize on the anticipated success of our post-acquisition integration activities and PIMS initiatives.

Investing activities

Capital expenditures in the first half of 2005 were $39.1 million compared with $13.3 million in the prior year period. We currently anticipate capital expenditures for fiscal 2005 will be approximately $65 to $70 million, primarily for integration of the former WICOR businesses into existing or new facilities, selective increases in equipment capacity, new product development, and general maintenance capital.

Cash proceeds from the sale of property and equipment in our water segment of $11.6 million were received during the first half of 2005, primarily related to the sale of two California facilities.

On February 23, 2005, we acquired the assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.

In the first half of 2004, we paid acquisition fees and purchase price adjustments of $6.2 million related to the December 31, 2003 acquisition of Everpure, the remaining cash paid primarily related to the April 5, 2004 acquisition of the remaining stock of Pentair’s former Tools Group’s Asian joint venture.

In April 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million and an after tax gain of $3.3 million.

Financing activities

Net cash used by financing activities was $20.7 million in the first half of 2005 compared with $69.1 million in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business and payments of dividends, reduced by cash received from stock option exercises.

On March 4, 2005, we amended and restated our multi-currency revolving Credit Facility (the “Credit Facility”), increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

On July 19, 2005, we amended our floating rate private placement note purchase agreement, decreasing the interest rate on the notes by .550% to LIBOR plus .600%. Additionally, the amendment extended the prepayment provisions of the note purchase agreement permitting prepayment on or after July 25, 2006.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of July 2, 2005, we had $172.5 million of commercial paper outstanding that matured within 55 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of July 2, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of July 2, 2005.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable

As of July 2, 2005, our capital structure consisted of $734.1 million in total indebtedness and $1,509.9 million in shareholders’ equity. The ratio of debt-to-total capital at July 2, 2005 was 32.7 percent, compared with 33.7 percent at December 31, 2004 and 35.9 percent at July 3, 2004. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first half of 2005 were $26.6 million or $0.260 per common share compared with $21.0 million or $0.210 per common share in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

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

	Six months ended
In thousands	July 2 2005	July 3 2004
Cash flow provided by operating activities	$46,744	$108,071
Capital expenditures	(39,077)	(13,340)
Proceeds from sale of property and equipment	11,553	—
Free Cash Flow	19,220	94,731
Net income	107,827	95,673
Conversion of net income	17.8%	99.0%

In 2005, we are targeting free cash flow of approximately $200 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended July 2, 2005. For additional information, refer to Item 7A of our 2004 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 2, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 2, 2005 in timely alerting them to material information relating to Pentair, Inc. (including its consolidated subsidiaries) required to be included in reports we file with the Securities and Exchange Commission.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of July 2, 2005 and July 3, 2004, the related condensed consolidated statements of income for the three and six month periods ended July 2, 2005 and July 3, 2004, and cash flows for the six-month periods ended July 2, 2005 and July 3, 2004. These interim financial statements are the responsibility of the Company’s management.

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

August 10, 2005

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

Environmental and Product Liability Claims
There have been no further material developments regarding the above from that contained in our 2004 Annual Report on Form 10-K, other than those matters identified below.

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought in the U. S. District Court for the Southern District of New York against Essef Corporation (Essef) and certain of its subsidiaries prior to our August 1999 acquisition of Essef.

The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on a cruise in July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%).

After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million in January 2004. We had reserved for the amount of punitive damages awarded at the time of the Essef acquisition. A reserve for the $1.6 million interest cost was recorded in 2003. All of the personal injury cases have now been resolved through either settlement or trial.

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million, which we believe are excessive and wildly speculative. Assuming matters of causation, standing, indemnity and proof are decided against Essef, its experts believe that damages should amount to no more than $16 to $25 million. Dispositive motions in this matter are due to be filed by the end of August 2005, with trial to be scheduled after resolution of these motions. We believe our reserves for liability, plus remaining insurance limits, should be adequate to cover any potential liability to Celebrity. The Company is vigorously defending against these claims.

Other
We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. We believe the effect on our consolidated results of operations and financial position, if any, for the disposition of all currently pending matters will not be material.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases made by Pentair of its common stock during the second quarter of 2005:

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 – April 30, 2005	38,977	$39.22	—	$25,000,000
May 1 – May 28, 2005	200,439	$43.17	—	$25,000,000
May 29 –July 2, 2005	55,776	$43.91	—	$25,000,000
Total	295,192		—
(a)	The purchases in this column include only those shares relating to the deemed surrender to us by plan participants of shares of common stock to satisfy the exercise price or withholding tax obligations related to the exercise of employee stock options.
(b)	In December 2004, the Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted. As of July 29, 2005, we had not repurchased any shares pursuant to this program, and accordingly, we have the authority to repurchase shares up to a maximum dollar limit of $25 million.

ITEM 4.	Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on April 29, 2005. There were 101,357,570 shares of Common Stock entitled to vote at the meeting and a total of 91,821,714 shares (90.59%) were represented at the meeting.

Proposal 1. — Election of Directors
To elect four directors of the Company to terms expiring in 2007 and 2008. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Withheld
Augusto Meozzi	64,073,397	27,748,316
Barbara B. Grogan	59,746,123	32,075,590
Ronald L. Merriman	64,979,479	26,842,235
Richard J. Cathcart	83,618,749	8,202,964

The Company’s other directors that were in office prior to the Annual Meeting of Stockholders and with terms of office that continue after the Annual Meeting of Stockholders are Glynis A. Bryan, David A. Jones, William T. Monahan, Karen E. Welke, Charles A. Haggerty and Randall J. Hogan.

Proposal 2. — Ratification of Appointment of Deloitte & Touche LLP as independent auditors for the company for 2005

To approve the selection of Deloitte & Touche LLP as the Company’s independent auditor for the year ending December 31, 2005. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
87,858,800	3,698,209	264,704	—

ITEM 6. Exhibits

(a)	Exhibits
	4	First Amendment to Note Purchase Agreement dated July 19, 2005.

	15	Letter Regarding Unaudited Interim Financial Information.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2005.

PENTAIR, INC.
Registrant

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended July 2, 2005

4	First Amendment to Note Purchase Agreement dated July 19, 2005.

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.