Form 10-Q
period 2005-10-01
PENTAIR INC
filed 2005-11-09
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

On November 8, 2005, 101,182,879 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
In thousands, except per-share data	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net sales	$716,308	$607,767	$2,214,466	$1,626,653
Cost of goods sold	515,467	437,983	1,574,254	1,155,145
Gross profit	200,841	169,784	640,212	471,508
Selling, general and administrative	108,917	96,882	338,479	264,794
Research and development	11,148	8,803	33,107	21,521
Operating income	80,776	64,099	268,626	185,193
Gain on sale of investment	—	—	5,199	—
Net interest expense	10,752	11,172	33,726	26,317
Income from continuing operations before income taxes	70,024	52,927	240,099	158,876
Provision for income taxes	22,649	19,835	84,897	55,548
Income from continuing operations	47,375	33,092	155,202	103,328
Income from discontinued operations, net of tax	—	14,810	—	40,247
Net income	$47,375	$47,902	$155,202	$143,575

Earnings per common share
Basic
Continuing operations	$0.47	$0.33	$1.54	$1.04
Discontinued operations	—	0.15	—	0.41
Basic earnings per common share	$0.47	$0.48	$1.54	$1.45

Diluted
Continuing operations	$0.46	$0.32	$1.51	$1.02
Discontinued operations	—	0.15	—	0.40
Diluted earnings per common share	$0.46	$0.47	$1.51	$1.42

Weighted average common shares outstanding
Basic	100,922	99,502	100,685	99,083
Diluted	102,973	102,059	102,894	101,428

Cash dividends declared per common share	$0.13	$0.11	$0.39	$0.32

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	October 1 2005	December 31 2004	October 2 2004
Assets

Current assets
Cash and cash equivalents	$49,352	$31,495	$78,794
Accounts and notes receivable, net	428,486	396,459	397,098
Inventories	344,676	323,676	315,414
Current assets of discontinued operations	—	—	394,937
Deferred tax assets	64,793	49,074	45,304
Prepaid expenses and other current assets	28,244	24,433	30,967
Total current assets	915,551	825,137	1,262,514

Property, plant and equipment, net	316,491	336,302	335,976

Other assets
Non-current assets of discontinued operations	—	393	565,071
Goodwill	1,629,978	1,620,404	1,619,635
Intangibles, net	251,308	258,126	259,770
Other	61,739	80,213	83,839
Total other assets	1,943,025	1,959,136	2,528,315
Total assets	$3,175,067	$3,120,575	$4,126,805

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$—	$850,000
Current maturities of long-term debt	4,003	11,957	9,865
Accounts payable	183,376	195,289	184,741
Employee compensation and benefits	90,722	104,821	88,779
Accrued product claims and warranties	43,252	42,524	35,200
Current liabilities of discontinued operations	192	192	209,339
Income taxes	44,134	27,395	49,697
Accrued rebates and sales incentives	41,397	41,618	40,292
Other current liabilities	114,176	103,083	97,239
Total current liabilities	521,252	526,879	1,565,152
Long-term debt	685,354	724,148	737,719
Pension and other retirement compensation	142,584	135,356	129,779
Post-retirement medical and other benefits	70,794	69,667	58,007
Deferred tax liabilities	138,186	142,873	140,656
Other non-current liabilities	69,369	70,804	63,875
Non-current liabilities of discontinued operations	2,027	3,054	41,598
Total liabilities	1,629,566	1,672,781	2,736,786

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 101,884,698, 100,967,385, and 100,159,018 shares issued and outstanding, respectively	16,981	16,828	16,771
Additional paid-in capital	528,331	517,369	500,887
Retained earnings	1,004,376	889,063	872,499
Unearned restricted stock compensation	(13,224)	(7,872)	(7,768)
Accumulated other comprehensive income	9,037	32,406	7,630
Total shareholders’ equity	1,545,501	1,447,794	1,390,019
Total liabilities and shareholders’ equity	$3,175,067	$3,120,575	$4,126,805

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In thousands	October 1 2005	October 2 2004
Operating activities
Net income	$155,202	$143,575
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	—	(40,247)
Depreciation	43,144	34,946
Amortization	17,818	10,310
Deferred income taxes	3,457	(449)
Stock compensation	777	—
Gain on sale of investment	(5,199)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(43,760)	13,611
Inventories	(29,435)	(46,043)
Prepaid expenses and other current assets	(4,458)	(13,835)
Accounts payable	(8,374)	14,090
Employee compensation and benefits	(23,876)	6,127
Accrued product claims and warranties	290	2,009
Income taxes	17,637	24,602
Other current liabilities	3,875	28,914
Pension and post-retirement benefits	11,911	7,121
Other assets and liabilities	(4,115)	(1,059)
Net cash provided by continuing operations	134,894	183,672
Net cash (used for) provided by operating activities of discontinued operations	(634)	14,031
Net cash provided by operating activities	134,260	197,703

Investing activities
Capital expenditures	(50,597)	(28,553)
Proceeds from sale of property and equipment	11,534	—
Acquisitions, net of cash acquired	(10,515)	(877,717)
Divestitures	(10,574)	—
Proceeds from sale of investment	23,599	—
Other	(950)	—
Net cash used for investing activities	(37,503)	(906,270)

Financing activities
Net short-term borrowings	—	845,838
Proceeds from long-term debt	403,425	231,516
Repayment of long-term debt	(448,148)	(317,152)
Proceeds from exercise of stock options	7,029	10,225
Dividends paid	(39,889)	(32,042)
Net cash (used for) provided by financing activities	(77,583)	738,385

Effect of exchange rate changes on cash and cash equivalents	(1,317)	987
Change in cash and cash equivalents	17,857	30,805
Cash and cash equivalents, beginning of period	31,495	47,989
Cash and cash equivalents, end of period	$49,352	$78,794

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123R for calendar year companies until the beginning of 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. SFAS No. 123R permits a prospective or two retrospective versions of application, under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by the original SFAS No. 123 either as of the beginning of the year of adoption or for all periods presented. We are required to adopt SFAS No. 123R no later than the first quarter of fiscal 2006, and continue to evaluate early adoption in the fourth quarter of 2005. Upon adoption, we will begin recognizing an expense for unvested share-based compensation that has been issued or will be issued after the adoption date. We have not yet determined the transition option we will utilize to adopt SFAS No. 123R. The adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share. The exact impact of SFAS No. 123R cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to value such awards, estimated compensation expense for prior periods can be found below in “Stock-based Compensation”.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. We are currently evaluating the impact the adoption of SFAS No. 151 will have on our consolidated results of operations and financial condition, but do not expect SFAS No. 151 to have a material impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for the fiscal periods beginning after June 15, 2005 and was required to be adopted by us in the third quarter of fiscal 2005. The adoption of SFAS No. 153 did not have a material impact on our consolidated financial position, results of operations or cash flow.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

3.	Stock-based Compensation

Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, we apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, to our stock options and other stock-based compensation plans.

In accordance with APB Opinion No. 25, cost for stock-based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense by us. However, from time to time, we have elected to modify the terms of the original grant. Those modified grants have been accounted for as a new award and are measured using the intrinsic value method under APB Opinion No. 25, resulting in the inclusion of compensation expense in our consolidated statement of income. Restricted stock awards are recorded as compensation cost over the requisite vesting periods based on the market value on the date of grant. Unearned compensation cost on restricted stock awards is shown as a reduction to shareholders’ equity.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each option to purchase our common stock is calculated using the Black-Scholes option-pricing model:

	Three months ended		Nine months ended
In thousands, except per-share data	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net income	$47,375	$47,902	$155,202	$143,575
Plus stock-based employee compensation included in net income, net of tax	—	—	501	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(2,668)	(3,085)	(9,022)	(8,294)
Net income — pro forma	$44,707	$44,817	$146,681	$135,281

Earnings per common share
Basic — as reported	$0.47	$0.48	$1.54	$1.45
Plus stock-based employee compensation included in net income, net of tax	—	—	0.01	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.03)	(0.09)	(0.08)
Basic — pro forma	$0.44	$0.45	$1.46	$1.37

Diluted — as reported	$0.46	$0.47	$1.51	$1.42
Plus stock-based employee compensation included in net income, net of tax	—	—	0.01	—
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.03)	(0.03)	(0.09)	(0.08)
Diluted — pro forma	$0.43	$0.44	$1.43	$1.34

Weighted average common shares outstanding
Basic	100,922	99,502	100,685	99,083
Diluted	102,866	102,059	102,787	101,428

The pro forma amounts shown above are not indicative of the pro forma effect in future years since the estimated fair value of options is amortized to expense over the vesting period, and the number of options granted varies from year to year.

The weighted-average fair value of options granted was $11.45 and $8.32 for the nine months ended October 1, 2005 and October 2, 2004, respectively. We estimated the fair values using the Black-Scholes option pricing model, modified for dividends, using the following assumptions:

	October 1 2005	October 2 2004
Expected stock price volatility	34.5%	38.0%
Expected life	3.6 yrs.	4.5 yrs.
Risk-free interest rate	3.99%	3.31%
Dividend yield	1.3%	1.3%

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

Beginning in the first quarter of 2005, we refined our estimates of the expected option life and expected stock price volatility following the increase in our stock price and increase in exercise activity in the first half of 2005. As a result of our analysis, we decreased our estimate of the expected life of new options granted to employees from approximately 5.0 years to 3.6 years. We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected volatility, we considered a rolling-average of historical volatility measured over a period approximately equal to the expected option term.

The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	October 1	October 2	October 1	October 2
In thousands, except per-share data	2005	2004	2005	2004
Earnings per common share — basic
Continuing operations	$47,375	$33,092	$155,202	$103,328
Discontinued operations	—	14,810	—	40,247
Net income	$47,375	$47,902	$155,202	$143,575

Continuing operations	$0.47	$0.33	$1.54	$1.04
Discontinued operations	—	0.15	—	0.41
Basic earnings per common share	$0.47	$0.48	$1.54	$1.45

Earnings per common share — diluted
Continuing operations	$47,375	$33,092	$155,202	$103,328
Discontinued operations	—	14,810	—	40,247
Net income	$47,375	$47,902	$155,202	$143,575

Continuing operations	$0.46	$0.32	$1.51	$1.02
Discontinued operations	—	0.15	—	0.40
Diluted earnings per common share	$0.46	$0.47	$1.51	$1.42

Weighted average common shares outstanding — basic	100,922	99,502	100,685	99,083
Dilutive impact of stock options and restricted stock	2,051	2,557	2,209	2,345
Weighted average common shares outstanding — diluted	102,973	102,059	102,894	101,428

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,170	37	756	49

5.	Acquisitions

On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, and debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible. During the second and third quarter of 2005, we recorded additional transaction costs of $0.2 million. We continue to evaluate the purchase price allocation for the DEP acquisition.

Effective July 31, 2004, we completed the acquisition of all of the capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation for $889.6 million, including a third quarter 2004 cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, and debt assumed of $21.6 million. In the fourth quarter of 2004, we received a $14.0 million final purchase price adjustment, a $0.3 million decrease in cash acquired, and recorded an additional $5.1 million in transaction costs. In the first three quarters of 2005, we recorded an additional $0.4 million in transaction costs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following pro forma condensed consolidated financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented.

	Three months ended		Nine months ended
In thousands, except per-share data	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Pro forma net sales from continuing operations	$716,308	$674,258	$2,216,384	$2,116,241
Pro forma net income from continuing operations	47,375	36,002	155,226	116,938

Pro forma earnings per common share—continuing operations
Basic	$0.47	$0.36	$1.54	$1.18
Diluted	$0.46	$0.35	$1.51	$1.15

Weighted average common shares outstanding
Basic	100,922	99,502	100,685	99,083
Diluted	102,973	102,059	102,894	101,428

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

6.	Inventories

Inventories were comprised of:

In thousands	October 1 2005	December 31 2004	October 2 2004
Raw materials and supplies	$135,512	$136,161	$115,783
Work-in-process	44,818	39,883	39,776
Finished goods	164,346	147,632	159,855
Total inventories	$344,676	$323,676	$315,414

The net increase in inventories from the third quarter of 2004 was primarily the result of increased sourcing out of Asia, plant rationalization activities, and higher value of inventories due to rising raw material input costs.

7.	Comprehensive Income

Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Nine months ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net income	$47,375	$47,902	$155,202	$143,575
Changes in cumulative foreign currency translation adjustment	(1,236)	6,122	(23,583)	299
Changes in market value of derivative financial instruments classified as cash flow hedges	—	119	214	1,499
Comprehensive income	$46,139	$54,143	$131,833	$145,373

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended October 1, 2005 by segment were as follows:

In thousands	Water	Enclosures	Consolidated
Balance at December 31, 2004	$1,422,175	$198,229	$1,620,404
Acquired	9,478	—	9,478
Purchase accounting adjustments	17,514	—	17,514
Foreign currency translation	(10,901)	(6,517)	(17,418)
Balance at October 1, 2005	$1,438,266	$191,712	$1,629,978

The acquired goodwill in the Water segment is related to our acquisition of DEP during the first quarter of 2005.

Purchase accounting adjustments recorded during 2005 relate to the WICOR and DEP acquisitions. During the third quarter of 2005, we finalized our evaluation of the purchase price allocation for the WICOR acquisition. The final third quarter adjustments included contingent liabilities, reserves for plant rationalizations, and deferred income taxes.

Intangible assets, other than goodwill, are comprised of:

	October 1, 2005			December 31, 2004			October 2, 2004
In thousands	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net	Gross carrying amount	Accum. amort	Net
Finite-life intangibles
Patents	$15,689	$(3,658)	$12,031	$14,659	$(2,239)	$12,420	$47,248	$(2,114)	$45,134
Non-compete agreements	7,459	(5,258)	2,201	7,464	(4,237)	3,227	7,445	(3,889)	3,556
Proprietary technology	45,086	(4,229)	40,857	45,145	(1,896)	43,249	12,323	(856)	11,467
Customer relationships	84,509	(7,290)	77,219	84,044	(3,451)	80,593	83,523	(1,915)	81,608
Total finite-life intangibles	$152,743	$(20,435)	$132,308	$151,312	$(11,823)	$139,489	$150,539	$(8,774)	$141,765

Indefinite-life intangibles
Brand names	$119,000	$—	$119,000	$118,637	$—	$118,637	$118,005	$—	$118,005
Total intangibles, net			$251,308			$258,126			$259,770

Intangible asset amortization expense for the nine months ended October 1, 2005 and October 2, 2004 was approximately $8.6 million and $4.4 million, respectively. On a calendar year basis, the estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2005 Q4	2006	2007	2008	2009	2010
Estimated amortization expense	$2,880	$11,280	$10,979	$10,065	$9,883	$9,379

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

9.	Debt

Debt and the average interest rate on debt outstanding is summarized as follows:

In thousands	Average interest rate October 1, 2005	Maturity (Year)	October 1 2005	December 31 2004	October 2 2004
Commercial paper, maturing within 56 days	4.05%		$152,182	$178,008	$169,638
Revolving credit facilities	4.40%	2010	41,500	53,700	72,100
Private placement - fixed rate	5.50%	2007-2013	135,000	135,000	135,000
Private placement - floating rate	4.25%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.46%	2005-2009	6,011	14,394	15,035
Total contractual debt obligations			684,693	731,102	741,773
Interest rate swap monetization deferred income			4,664	5,539	5,831
Fair value adjustment of hedged debt			—	(536)	(20)
Total long-term debt, including current portion per balance sheet			689,357	736,105	747,584
Less current maturities			(4,003)	(11,957)	(9,865)
Long-term debt			685,354	724,148	737,719
Short-term borrowings			—	—	850,000
Total debt			$685,354	$724,148	$1,587,719

As of October 1, 2005, we had a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

In July 2005, we amended our floating rate private placement note purchase agreement, decreasing the interest rate on the notes by .550% to LIBOR plus .600%. Additionally, the amendment extended the prepayment provisions of the note purchase agreement permitting prepayment on or after July 25, 2006.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of October 1, 2005, we had $152.2 million of commercial paper outstanding that matured within 56 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of October 1, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of October 1, 2005.

Long-term debt outstanding at October 1, 2005, matures on a calendar year basis by contractual debt maturity as follows:

In thousands	2005 Q4	2006	2007	2008	2009	2010	Thereafter	Total
Contractual long-term debt obligation maturities	$974	$2,125	$37,747	$72	$250,048	$193,686	$200,041	$684,693
Other maturities	292	1,166	1,166	1,166	874	—	—	4,664
Total maturities	$1,266	$3,291	$38,913	$1,238	$250,922	$193,686	$200,041	$689,357

10.	Derivatives and Financial Instruments

In September, 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap is April 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in a total fixed interest rate of 5.28%. The fair value of the swap at October 1, 2005 was $0.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of the swap will be recorded on the balance sheet, with changes in fair values included in Other Comprehensive Income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest rate expense is recognized or the settlement of the related commitment occurs.

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

11.	Gain on Sale of Investment

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

12.	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the nine months ended October 1, 2005 was 35.4% compared to 35.0% for the nine months ended October 2, 2004. The year-to-date 2005 tax rate includes a $1 million third quarter favorable accrual adjustment related to the filing of the 2004 Federal tax return, and a first quarter favorable settlement of an IRS examination for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million. This is offset by a second quarter adjustment for an anticipated unfavorable settlement of $3.2 million related to a routine German tax examination for prior years. We estimate our effective income tax rate for the remainder of this year will be 35.0%, resulting in a 2005 full year effective annual rate of 35.0%. This estimate includes our initial analysis of the anticipated impact of the American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the U.S. Treasury Department or Congress.

13.	Benefit Plans

Components of net periodic benefit cost for the three and nine months ended October 1, 2005 and October 2, 2004 were as follows:

	Three months ended
	Pension benefits		Post-retirement
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Service cost	$4,256	$4,367	$213	$224
Interest cost	7,456	7,216	947	897
Expected return on plan assets	(7,373)	(7,417)	—	—
Amortization of transition obligation	30	32	—	—
Amortization of prior year service cost (benefit)	74	116	(50)	(145)
Recognized net actuarial loss	698	258	—	—
Net periodic benefit cost	$5,141	$4,572	$1,110	$976
Continuing operations	$5,141	$3,696	$1,110	$790
Discontinued operations	—	876	—	186
Net periodic benefit cost	$5,141	$4,572	$1,110	$976

	Nine months ended
	Pension benefits		Post-retirement
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Service cost	$12,493	$12,165	$638	$483
Interest cost	22,367	19,795	2,840	2,008
Expected return on plan assets	(22,119)	(20,342)	—	—
Amortization of transition obligation	89	95	—	—
Amortization of prior year service cost (benefit)	223	349	(149)	(436)
Recognized net actuarial loss	2,093	773	—	—
Net periodic benefit cost	$15,146	$12,835	$3,329	$2,055
Continuing operations	$15,146	$10,207	$3,329	$1,498
Discontinued operations	—	2,628	—	557
Net periodic benefit cost	$15,146	$12,835	$3,329	$2,055

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Employer Contributions

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make contributions in the range of $5 million to $10 million to our pension plans in 2005. We believe the expected contribution range continues to be appropriate.

14.	Business Segments

Financial information by reportable segment of continuing operations for the three and nine months ended October 1, 2005 and October 2, 2004 is shown below:

	Three months ended		Nine months ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Net sales to external customers
Water	$515,945	$426,670	$1,613,690	$1,093,967
Enclosures	200,363	181,097	600,776	532,686
Consolidated	$716,308	$607,767	$2,214,466	$1,626,653
Intersegment sales
Water	$280	$26	$489	$76
Enclosures	407	3	1,439	1,321
Other	(687)	(29)	(1,928)	(1,397)
Consolidated	$—	$—	$—	$—
Operating income (loss)
Water	$60,278	$47,410	$215,562	$148,210
Enclosures	28,531	23,211	81,535	64,155
Other	(8,033)	(6,522)	(28,471)	(27,172)
Consolidated	$80,776	$64,099	$268,626	$185,193

Other operating loss is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

15.	Warranty

The changes in the carrying amount of service and product warranties for the nine months ended October 1, 2005 and October 2, 2004 were as follows:

In thousands	October 1 2005	October 2 2004
Balance at beginning of the year	$32,524	$14,427
Service and product warranty provision	31,442	24,640
Payments	(30,764)	(22,399)
Acquired	394	8,531
Translation	(344)	1
Balance at end of the period	$33,252	$25,200

16.	Commitments and Contingencies

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

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, indemnity and proof are decided against Essef, our experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which we believe will be decided in the fourth quarter. Trial will be scheduled after resolution of these motions. We believe our reserves for liability, plus remaining insurance limits, should be adequate to cover any potential liability to Celebrity. We are vigorously defending against these claims.

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

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

17.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of October 1, 2005 and December 31, 2004, the related condensed consolidated statements of income for the three-months and nine-months ended October 1, 2005 and October 2, 2004, and statements of cash flows for the nine-months ended October 1, 2005 and October 2, 2004, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the three months ended October 1, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$593,758	$153,494	$(30,944)	$716,308
Cost of goods sold	91	432,887	111,503	(29,014)	515,467
Gross profit	(91)	160,871	41,991	(1,930)	200,841
Selling, general and administrative	1,609	83,042	24,800	(534)	108,917
Research and development	—	8,467	2,681	—	11,148
Operating (loss) income	(1,700)	69,362	14,510	(1,396)	80,776
Gain on sale of investment	—	—	—	—	—
Net interest (income) expense	(12,214)	24,531	(169)	(1,396)	10,752
Income before income taxes	10,514	44,831	14,679	—	70,024
Provision for income taxes	3,696	13,713	5,240	—	22,649
Net income	$6,818	$31,118	$9,439	$—	$47,375

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Income

For the nine months ended October 1, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,826,487	$482,163	$(94,184)	$2,214,466
Cost of goods sold	254	1,318,250	345,771	(90,021)	1,574,254
Gross profit	(254)	508,237	136,392	(4,163)	640,212
Selling, general and administrative	9,587	252,191	77,340	(639)	338,479
Research and development	—	25,407	7,700	—	33,107
Operating (loss) income	(9,841)	230,639	51,352	(3,524)	268,626
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(51,828)	89,717	(639)	(3,524)	33,726
Income before income taxes	47,186	140,922	51,991	—	240,099
Provision for income taxes	15,241	48,308	21,348	—	84,897
Net income	$31,945	$92,614	$30,643	$—	$155,202

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

October 1, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,296	$9,578	$35,478	$—	$49,352
Accounts and notes receivable, net	746	342,122	120,495	(34,877)	428,486
Inventories	—	260,391	84,285	—	344,676
Deferred tax assets	58,581	48,360	9,122	(51,270)	64,793
Prepaid expenses and other current assets	4,536	11,104	15,390	(2,786)	28,244
Total current assets	68,159	671,555	264,770	(88,933)	915,551

Property, plant and equipment, net	5,962	235,060	75,469	—	316,491

Other assets
Investments in subsidiaries	1,878,654	42,075	71,362	(1,992,091)	—
Goodwill	—	1,399,084	230,894	—	1,629,978
Intangibles, net	—	223,990	27,318	—	251,308
Other	49,052	6,132	6,555	—	61,739
Total other assets	1,927,706	1,671,281	336,129	(1,992,091)	1,943,025
Total assets	$2,001,827	$2,577,896	$676,368	$(2,081,024)	$3,175,067
Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$195	$12,267	$(9,625)	$4,003
Accounts payable	1,070	144,178	72,269	(34,141)	183,376
Employee compensation and benefits	15,271	49,995	25,456	—	90,722
Accrued product claims and warranties	—	28,339	14,913	—	43,252
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	10,010	20,884	13,240	—	44,134
Accrued rebates and sales incentives	—	39,327	2,070	—	41,397
Other current liabilities	31,162	63,547	22,253	(2,786)	114,176
Total current liabilities	58,679	346,465	162,660	(46,552)	521,252

Long-term debt	682,179	1,674,372	12,008	(1,683,205)	685,354
Pension and other retirement compensation	63,170	30,906	48,508	—	142,584
Post-retirement medical and other benefits	24,388	46,406	—	—	70,794
Deferred tax liabilities	—	158,236	31,220	(51,270)	138,186
Due to / (from) affiliates	(403,526)	142,535	239,164	21,827	—
Other non-current liabilities	31,436	986	36,947	—	69,369
Non-current liabilities of discontinued operations	—	—	2,027	—	2,027
Total liabilities	456,326	2,399,906	532,534	(1,759,200)	1,629,566

Shareholders’ equity	1,545,501	177,990	143,834	(321,824)	1,545,501
Total liabilities and shareholders’ equity	$2,001,827	$2,577,896	$676,368	$(2,081,024)	$3,175,067

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended October 1, 2005

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$31,945	$92,614	$30,643	$—	$155,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,125	33,080	8,939	—	43,144
Amortization	9,245	7,892	681	—	17,818
Deferred income taxes	137	(3,470)	6,790	—	3,457
Stock compensation	777	—	—	—	777
Gain on sale of investment	(5,199)	—	—	—	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,421	(37,009)	(22,573)	13,401	(43,760)
Inventories	—	(25,719)	(3,716)	—	(29,435)
Prepaid expenses and other current assets	14,787	(2,856)	(13,139)	(3,250)	(4,458)
Accounts payable	(6,376)	(5,357)	16,782	(13,423)	(8,374)
Employee compensation and benefits	(11,366)	(11,177)	(1,333)	—	(23,876)
Accrued product claims and warranties	—	281	9	—	290
Income taxes	16,214	5,403	(3,980)	—	17,637
Other current liabilities	(3,830)	(10,748)	15,181	3,272	3,875
Pension and post-retirement benefits	5,080	3,663	3,168	—	11,911
Other assets and liabilities	(9,728)	(43)	5,656	—	(4,115)
Net cash provided by continuing operations	45,232	46,554	43,108	—	134,894
Net cash used for operating activities of discontinued operations	—	—	(634)	—	(634)
Net cash provided by operating activities	45,232	46,554	42,474	—	134,260
Investing activities
Capital expenditures	(1,975)	(37,312)	(11,310)	—	(50,597)
Proceeds from sale of property and equipment	—	11,545	(11)	—	11,534
Acquisitions, net of cash acquired	(10,515)	—	—	—	(10,515)
Investment in subsidiaries	24,568	(16,175)	(8,393)	—	—
Divestitures	(10,383)	289	(480)	—	(10,574)
Proceeds from sale of investment	23,599	—	—	—	23,599
Other	—	(950)	—	—	(950)
Net cash (used for) provided by investing activities	25,294	(42,603)	(20,194)	—	(37,503)

Financing activities
Proceeds from long-term debt	403,425	—	—	—	403,425
Repayment of long-term debt	(448,148)	—	—	—	(448,148)
Proceeds from exercise of stock options	7,029	—	—	—	7,029
Dividends paid	(39,889)	—	—	—	(39,889)
Net cash used for financing activities	(77,583)	—	—	—	(77,583)

Effect of exchange rate changes on cash	9,058	57	(10,432)	—	(1,317)
Change in cash and cash equivalents	2,001	4,008	11,848	—	17,857
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495
Cash and cash equivalents, end of period	$4,296	$9,578	$35,478	$—	$49,352

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

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Balance Sheets

December 31, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets

Current assets
Cash and cash equivalents	$2,295	$5,570	$23,630	$—	$31,495
Accounts and notes receivable, net	1,003	305,060	111,872	(21,476)	396,459
Inventories	—	236,057	87,619	—	323,676
Deferred tax assets	58,469	31,933	9,830	(51,158)	49,074
Prepaid expenses and other current assets	8,558	8,484	13,428	(6,037)	24,433
Total current assets	70,325	587,104	246,379	(78,671)	825,137

Property, plant and equipment, net	5,111	243,672	87,519	—	336,302

Other assets
Non-current assets of discontinued operations	—	—	393	—	393
Investments in subsidiaries	1,881,872	44,718	59,918	(1,986,508)	—
Goodwill	—	1,382,276	238,128	—	1,620,404
Intangibles, net	—	229,754	28,372	—	258,126
Other	69,479	6,110	4,624	—	80,213
Total other assets	1,951,351	1,662,858	331,435	(1,986,508)	1,959,136
Total assets	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

Liabilities and Shareholders' Equity
Current liabilities
Current maturities of long-term debt	$1,166	$369	$14,904	$(4,482)	$11,957
Accounts payable	5,350	148,266	62,391	(20,718)	195,289
Employee compensation and benefits	18,589	57,101	29,131	—	104,821
Accrued product claims and warranties	—	27,426	15,098	—	42,524
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	20,246	(15,871)	23,020	—	27,395
Accrued rebates and sales incentives	—	39,306	2,312	—	41,618
Other current liabilities	34,092	52,586	22,470	(6,065)	103,083
Total current liabilities	79,443	309,183	169,518	(31,265)	526,879
Long-term debt	720,545	1,668,639	12,491	(1,677,527)	724,148
Pension and other retirement compensation	58,289	25,432	51,635	—	135,356
Post-retirement medical and other benefits	25,160	44,507	—	—	69,667
Deferred tax liabilities	(249)	163,326	30,954	(51,158)	142,873
Due to / (from) affiliates	(339,363)	182,226	229,132	(71,995)	—
Other non-current liabilities	35,168	2,403	33,233	—	70,804
Non-current liabilities of discontinued operations	—	—	3,054	—	3,054
Total liabilities	578,993	2,395,716	530,017	(1,831,945)	1,672,781

Shareholders' equity	1,447,794	97,918	135,316	(233,234)	1,447,794
Total liabilities and shareholders' equity	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended October 2, 2004

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income	$13,215	$99,793	$30,567	$—	$143,575
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(31,458)	(8,789)	—	(40,247)
Depreciation	724	27,033	7,189	—	34,946
Amortization	5,455	4,709	146	—	10,310
Deferred income taxes	(23)	116	(542)	—	(449)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	782	6,932	588	5,309	13,611
Inventories	—	(37,757)	(8,286)	—	(46,043)
Prepaid expenses and other current assets	(1,569)	(635)	(7,216)	(4,415)	(13,835)
Accounts payable	1,588	14,330	1,595	(3,423)	14,090
Employee compensation and benefits	(534)	2,296	4,365	—	6,127
Accrued product claims and warranties	—	1,690	319	—	2,009
Income taxes	2,302	10,700	11,600	—	24,602
Other current liabilities	7,742	7,511	9,233	4,428	28,914
Pension and post-retirement benefits	4,697	209	2,215	—	7,121
Other assets and liabilities	(570)	(2,016)	1,527	—	(1,059)
Net cash provided by continuing operations	33,809	103,453	44,511	1,899	183,672
Net cash provided by operating activities of discontinued operations	1,359	6,918	5,754	—	14,031
Net cash provided by operating activities	35,168	110,371	50,265	1,899	197,703

Investing activities
Capital expenditures	(823)	(22,626)	(5,104)	—	(28,553)
Acquisitions, net of cash acquired	(867,336)	(10,069)	(312)	—	(877,717)
Investment in subsidiaries	95,460	(64,169)	(29,392)	(1,899)	—
Net cash used for investing activities	(772,699)	(96,864)	(34,808)	(1,899)	(906,270)

Financing activities
Net short-term borrowings	845,838	—	—	—	845,838
Proceeds from long-term debt	231,516	—	—	—	231,516
Repayment of long-term debt	(317,152)	—	—	—	(317,152)
Proceeds from exercise of stock options	10,225	—	—	—	10,225
Dividends paid	(32,042)	—	—	—	(32,042)
Net cash provided by financing activities	738,385	—	—	—	738,385

Effect of exchange rate changes on cash	2,464	(315)	(1,162)	—	987
Change in cash and cash equivalents	3,318	13,192	14,295	—	30,805
Cash and cash equivalents, beginning of period	3,655	7,737	36,597	—	47,989
Cash and cash equivalents, end of period	$6,973	$20,929	$50,892	$—	$78,794

Pentair, Inc. and subsidiaries

Notes to condensed consolidated financial statements (unaudited)

18.	Subsequent Event

On October 17, 2005, we entered into a definitive agreement to acquire certain assets of APW, Ltd., including the McLean Thermal Management, Aspen Motion Technologies and Electronic Solutions businesses for approximately $137.5 million, excluding transaction costs and subject to a post-closing net asset value adjustment. After taking into account the net present value of anticipated tax benefits, we expect the net purchase price to be approximately $120.0 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical and security markets. We expect to close the transaction, which is subject to regulatory approval and other customary closing conditions, in the fourth quarter of 2005.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition, including foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions;

•	the introduction of new products by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers.

•	our ability to continue to integrate acquired businesses successfully and to fully realize synergies on our anticipated timetable;

•	changes in our business strategies;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from lean enterprise initiatives, which we call Pentair Integrated Management System (“PIMS”) and supply management practices;

•	our ability to successfully identify, complete, and integrate future acquisitions;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, intellectual property, and other claims, including the amount of any potential damages arising out of the litigation with Celebrity; and

•	our ability to access capital markets and obtain anticipated financing under favorable terms.

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

Our Water Group has progressively become a more significant part of our business portfolio with sales increasing from $100 million in 1995 to approximately $1.6 billion in 2004, or approximately $2.0 billion on a pro forma basis (as if our Water Group acquisitions had been completed at the beginning of 2004). The water industry is structurally attractive as a result of a growing demand for clean water and its large global market, of which we have identified a target industry segment totaling $50 billion. Our vision is to become a leading global provider of innovative products and systems used in the movement, treatment, storage and enjoyment of water.

We have achieved $26 million in synergies, net of integration costs, in the first nine months of 2005 with respect to the acquisition of the former WICOR, Inc. (“WICOR”) businesses via key initiatives including PIMS, material cost savings and administrative cost savings, and expect to achieve $37 million for calendar year 2005. We also expect to achieve significant working capital reductions, net fixed asset reductions, and revenue synergies from cross-selling opportunities during the first two years of ownership as a result of the acquisition. Integration of the former WICOR businesses proceeded as expected during the first nine months of 2005 with 16 facilities closed or consolidated to date.

Our Enclosures Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest industrial and commercial distribution network in North America and highest brand recognition in the industry. From mid 2001 through mid 2003, the Enclosures Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004 and the first nine months of 2005, sales volumes increased due to the addition of new distributors, new products, and higher sales in all targeted markets. In addition, through the success of our PIMS and supply management initiatives, we have increased Enclosures segment margins for fifteen consecutive quarters.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in the first nine months of 2005 and will likely impact our results in the future:

•	We experience seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is somewhat mitigated through effective use of the distribution channel by employing some advance sales programs (generally including, but not limited to, extended payment terms). Demand for residential water systems is also affected by weather patterns particularly related to droughts and heavy flooding.

•	We expect our Water and Enclosures Groups to continue to benefit from our key PIMS initiatives, including lean and supply management.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, motors, resins, freight and fuel, health care and insurance.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment, including both continuing and discontinued operations, exceeded $95 million for the first nine months of 2005 and is targeted between $170 million and $190 million in 2005. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In the first nine months of 2005, the U.S. dollar was weaker against the Euro when compared to the same period in 2004. This resulted in year-over-year favorable foreign currency effects, which may not trend favorably in the future.

•	The effective tax rate for the first nine months of 2005 was 35.4%. We estimate our effective income tax rate for the full year 2005 to be 35.0%. We are pursuing rate reduction opportunities, which could improve our effective tax rate.

•	Our Water Group operating income margins in the first nine months of 2005 were lower by roughly 10 basis points compared to the prior year comparable period affected by the lower former WICOR margins versus Pentair Water margins. In the third quarter of 2005, our Water Group operating income margins crossed over and were 60 basis points higher compared to the prior year comparable period. We continue to drive operating margins in the expanded Water Group toward an annual goal of 15 percent, while also capturing growth opportunities.

Outlook

In 2005 and beyond, our operating objectives include the following:

•	Continue to drive for operating excellence through PIMS: lean enterprise initiatives, supply management practices, and cash flow;

•	Continue the integration of the WICOR acquisition and realize identified synergistic opportunities;

•	Close the acquisition of the former APW, Ltd. thermal management businesses and integrate them into our Enclosures segment;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Enclosures segments.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	October 1 2005	October 2 2004	$ change	% change	October 1 2005	October 2 2004	$ change	% change
Net sales	$716,308	$607,767	$108,541	17.9%	$2,214,466	$1,626,653	$587,813	36.1%

The components of the net sales change in 2005 from 2004 were as follows:

	% Change from 2004
Percentages	Third quarter	Nine months
Volume	14.7	31.7
Price	2.9	3.5
Currency	0.3	0.9
Total	17.9	36.1

Consolidated net sales

The 17.9 percent and the 36.1 percent increase in consolidated net sales in the third quarter and the first nine months, respectively, of 2005 from 2004 was primarily driven by:

•	the increase in sales volume driven by our July 31, 2004 acquisition of WICOR, Inc and February 23, 2005 acquisition of Delta Environmental Products, Inc. and affiliates (“DEP”);

•	sales growth on a pro forma basis (assuming we had acquired WICOR at the beginning of the third quarter of 2004 and excluding favorable foreign currency exchange) of approximately seven percent for the third quarter;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	October 1 2005	October 2 2004	$ change	% change	October 1 2005	October 2 2004	$ change	% change
Water	$515,945	$426,670	$89,275	20.9%	$1,613,690	$1,093,967	$519,723	47.5%
Enclosures	200,363	181,097	19,266	10.6%	600,776	532,686	68,090	12.8%
Total	$716,308	$607,767	$108,541	17.9%	$2,214,466	$1,626,653	$587,813	36.1%

Water

The 20.9 percent and the 47.5 percent increase in Water segment net sales in the third quarter and first nine months, respectively, of 2005 from 2004 was primarily driven by:

•	the increase in sales volume driven by our July 31, 2004 acquisition of WICOR and February 23, 2005 acquisition of DEP;

•	sales growth on a pro forma basis (assuming we had acquired WICOR at the beginning of the third quarter of 2004 and excluding favorable foreign currency exchange) of approximately five percent for the third quarter;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales of specialty pumps, spurred by strong demand for municipal, agricultural, commercial, and industrial equipment and pricing actions;

•	an increase in sales of pool products as a result of favorable weather conditions combined with successful fall stocking programs;

•	growth in new products, including new transfer, split-case and solids handling pumps, pool lighting products, and control systems;

•	a strong performance in Europe during a continued soft European economy, driven by share gains in pumps and strong penetration of the food and beverage industry with filtration products; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	lower sales of residential filtration products affected by share losses at a big retail customer; and

•	the declines in water systems pump sales driven by a vendor decision to sell direct.

Enclosures

The 10.6 percent and 12.8 percent increase in Enclosures segment net sales in the third quarter and the first nine months, respectively, of 2005 from 2004 was primarily driven by:

•	improved service and delivery resulting in increased sales volume in North America with strong sales in industrial, commercial, medical and networking industry segments;

•	Growth in new products including new cable management and data interface products in networking and two new cabinets targeted toward high thermal load applications;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	higher sales in China; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	continued soft markets in Europe and Japan.

Gross profit

	Three months ended					Nine months ended
In thousands	October 1 2005	% of sales		October 2 2004	% of sales	October 1 2005	% of sales		October 2 2004	% of sales
Gross profit	$200,841	28.0%		$169,784	27.9%	$640,212	28.9%		$471,508	29.0%
Percentage point change		0.1	pts				(0.1	) pts

The 0.1 percentage point increase in gross profit as a percent of sales in the third quarter of 2005 from 2004 was primarily the result of:

•	selective increases in selling prices in our Water and Enclosures segments to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	cost leverage from our increase in sales volume; and

•	net synergy benefits from integration of the former WICOR businesses.

The 0.1 percentage point decrease in gross profit as a percent of sales in the first nine months of 2005 from 2004 was primarily the result of:

•	inflationary cost increases in our Water and Enclosures segments;

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR; and

•	integration costs related to WICOR and start-up costs in new water facilities.

Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
In thousands	October 1 2005	% of sales		October 2 2004	% of sales	October 1 2005	% of sales		October 2 2004	% of sales
SG&A	$108,917	15.2%		$96,882	15.9%	$338,479	15.3%		$264,794	16.3%
Percentage point change		(0.7	) pts				(1.0	) pts

The 0.7 and 1.0 percentage point decrease in SG&A expense as a percent of sales in the third quarter and the first nine months, respectively, of 2005 from 2004 was primarily due to:

•	the absence of expenses in the current year that we incurred in the first nine months of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition, downsizing and other merger and acquisition activities.

These decreases were partially offset by:

•	higher selling and general expense in our Water segment to fund investments in future growth in all markets with emphasis on growth in the international markets, including personnel and brand building investments; and

•	an increase in amortization expense related to the acquisition of intangible assets from WICOR.

Research and development (R&D)

	Three months ended					Nine months ended
In thousands	October 1 2005	% of sales		October 2 2004	% of sales	October 1 2005	% of sales		October 2 2004	% of sales
R&D	$11,148	1.6%		$8,803	1.4%	$33,107	1.5%		$21,521	1.3%
Percentage point change		0.2	pts				0.2	pts

The 0.2 percentage point increase in R&D expense as a percent of sales in the third quarter and the first nine months of 2005 from 2004 was primarily due to:

•	additional investments related to new product development initiatives in our Water and Enclosures segments to fund future growth initiatives.

Operating income

Water

	Three months ended					Nine months ended
In thousands	October 1 2005	% of sales		October 2 2004	% of sales	October 1 2005	% of sales		October 2 2004	% of sales
Operating income	$60,278	11.7%		$47,410	11.1%	$215,562	13.4%		$148,210	13.5%
Percentage point change		0.6	pts				(0.1	) pts

The 0.6 percentage point increase in Water segment operating income as a percent of sales in the third quarter of 2005 from 2004 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings achieved through PIMS, including lean and supply management activities coupled with net synergy benefits from integration of former WICOR businesses; and

•	the absence of expenses in the current year that were incurred in the third quarter of 2004 associated with outside support for integration planning and communications related to the WICOR acquisition.

The 0.1 percentage point decrease in Water segment operating income as a percent of sales in the first nine months of 2005 was primarily the result of:

•	lower initial margins associated with the former WICOR businesses acquired in July 2004;

•	inflationary cost increases, particularly for costs of motors and resins; and

•	incremental amortization expense for acquired finite-lived intangibles.

Enclosures

	Three months ended					Nine months ended
In thousands	October 1 2005	% of sales		October 2 2004	% of sales	October 1 2005	% of sales		October 2 2004	% of sales
Operating income	$28,531	14.2%		$23,211	12.8%	$81,535	13.6%		$64,155	12.0%
Percentage point change		1.4	pts				1.6	pts

The 1.4 and 1.6 percentage point increase in Enclosures segment operating income as a percent of sales in the third quarter and the first nine months, respectively, of 2005 from 2004 was primarily the result of:

•	leverage gained on volume expansion through market share growth;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS, including lean and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Gain on sale of investment

	Three months ended				Nine months ended
In thousands	October 1 2005	October 2 2004	Difference	% change	October 1 2005	October 2 2004	Difference	% change
Gain on sale of investment	$—	$—	$—	0.0%	$5,199	$—	$5,199	100.0%

The gain on sale of investment of $5.2 million for the nine month period ended October 2, 2005 represents the gain from the sale of our interest in the stock of LN Holdings Corporation.

Net interest expense

	Three months ended				Nine months ended
In thousands	October 1 2005	October 2 2004	Difference	% change	October 1 2005	October 2 2004	Difference	% change
Net interest expense	$10,752	$11,172	$(420)	(3.8%)	$33,726	$26,317	$7,409	28.2%

The 3.8 percentage point decrease in interest expense from continuing operations in the third quarter of 2005 from 2004 was primarily the result of:

•	additional indebtedness incurred in the third quarter of 2004 pending completion of the sale of our former Tools Group.

The 28.2 percentage point increase in interest expense from continuing operations in the first nine months of 2005 from 2004 was primarily the result of:

•	a portion of interest expense in 2004 was allocated to discontinued operations for our former Tools Group versus all the interest expense in 2005 being attributed to continuing operations; and

•	higher interest rates in 2005.

Provision for income taxes from continuing operations

	Three months ended		Nine months ended
In thousands	October 1 2005	October 2 2004	October 1 2005	October 2 2004
Income before income taxes	$70,024	$52,927	$240,099	$158,876
Provision for income taxes	22,649	19,835	84,897	55,548
Effective tax rate	32.3%	37.5%	35.4%	35.0%

The 5.2 percentage point decrease in the tax rate in the third quarter of 2005 from 2004 was primarily the result of:

•	a favorable accrual adjustment of $1.0 million in the third quarter of 2005 related to the filing of the 2004 Federal tax return and a favorable adjustment of $0.9 million in the third quarter of 2005 for taking the year-to-date tax run rate from 35.5% to 35.0%; and

•	an unfavorable adjustment in the third quarter of 2004 due to the anticipated mix of earnings and increased operating income combined with the relatively fixed nature of many of our tax savings programs.

The 0.4 percent increase in the tax rate in the first nine months of 2005 from 2004 was primarily the result of:

•	a favorable settlement in the first quarter of 2005 of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million;

•	anticipated unfavorable settlement of $3.2 million recorded in the second quarter of 2005 for a routine tax exam for prior years in Germany; and

•	a favorable adjustment of $1.0 million in the third quarter of 2005 related to the filing of the 2004 Federal tax return .

We estimate our effective income tax rate for the fourth quarter of this year will be 35.0% resulting in a full year effective annual rate of 35.0%. This estimate includes our initial analysis of the anticipated impact of the U.S. American Jobs Creation Act. This impact may be adjusted as we refine our calculations and as additional guidance is received from the Treasury Department.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We mitigate the magnitude of the sales spike somewhat through effective use of the distribution channel by employing some advance sales programs (generally including, but not limited to, extended payment terms). Demand for residential water systems is also affected by weather patterns particularly related to droughts and heavy flooding.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

Days	October 1 2005	December 31 2004	October 2 2004
Days of sales in accounts receivable	55	52	52
Days inventory on hand	70	62	58
Days in accounts payable	56	57	56

Operating activities

Cash provided by operating activities was $134.3 million in the first nine months of 2005 compared with cash provided by operating activities of $197.7 million in the prior year period. The decrease in cash provided by operating activities is due to working capital increases related to the rationalization of Water segment operations, various customer rebates and lower accruals for employee bonus plans. The increased days of sales in accounts receivable as of October 1, 2005 compared to December 31, 2004 was driven by sales occurring late in the third quarter of 2005. The increased days inventory on hand as of October 1, 2005 compared to December 31, 2004 was driven by the increased inventory levels attributable to increased sourcing out of Asia, higher value of inventories due to rising raw material input costs, and inventory redundancies associated with the ramp-up of new facilities and the wind-down of old facilities. The working capital ratios as of October 1, 2005 versus December 31, 2004 have increased, primarily for the same reasons. In the future, we expect our working capital ratios to improve as we are able to capitalize on the anticipated success of our post-acquisition integration activities and PIMS initiatives.

Investing activities

Capital expenditures in the first nine months of 2005 were $50.6 million compared with $28.6 million in the prior year period. We currently anticipate capital expenditures for fiscal 2005 will be approximately $65 to $70 million, primarily for integration of the former WICOR businesses into existing or new facilities, selective increases in equipment capacity, new product development, and general maintenance capital.

Cash proceeds from the sale of property and equipment of $11.5 million in the first nine months of 2005 were primarily related to the sale of two California facilities.

On February 23, 2005, we acquired the assets of DEP, a privately held company, for $10.2 million, including a cash payment of $10.0 million, transaction costs of $0.1 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.

In the third quarter 2005, we paid $10.4 million in purchase price adjustments related to the October 2004 sale of our former Tools Group to The Black & Decker Corporation. The adjustments related to posting closing adjustments per the purchase agreement.

In July 2004, we acquired all of the shares of capital stock of WICOR from Wisconsin Energy Corporation, for $876.9 million in cash. We also had various purchase price adjustments relating to the acquisition of Everpure and the acquisition of the remaining stock of Pentair’s former Tools Group’s Asian joint venture.

In April 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million and an after tax gain of $3.3 million.

Financing activities

Net cash used by financing activities was $77.6 million in the first nine months of 2005 compared with $738.4 million provided by financing activities in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business and payments of dividends, reduced by cash received from stock option exercises. 2004 financing activities included the utilization of the $850 million committed line of credit to fund the WICOR acquisition.

In March 2005, we amended and restated our multi-currency revolving Credit Facility (the “Credit Facility”), increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

In July 2005, we amended our floating rate private placement note purchase agreement, decreasing the interest rate on the notes by .550% to LIBOR plus .600%. Additionally, the amendment extended the prepayment provisions of the note purchase agreement permitting prepayment on or after July 25, 2006.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of October 1, 2005, we had $152.2 million of commercial paper outstanding that matured within 56 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of October 1, 2005.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of October 1, 2005.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable

As of October 1, 2005, our capital structure consisted of $689.4 million in total indebtedness and $1,545.5 million in shareholders’ equity. The ratio of debt-to-total capital at October 1, 2005 was 30.8 percent, compared with 33.7 percent at December 31, 2004 and 53.5 percent at October 2, 2004. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first nine months of 2005 were $39.9 million, or $0.390 per common share, compared with $32.0 million, or $0.32 per common share, in the prior year period. We anticipate the continuation of the practice of paying dividends on a quarterly basis.

There have been no material changes with respect to the contractual obligations or off-balance sheet arrangements described in our Annual Report on Form 10-K for the year ended December 31, 2004, other than the aforementioned increase in the size of our Credit Facility from $500 million to $800 million with a term of five years.

Pension

We previously disclosed in our financial statements for the year ended December 31, 2004 that we expected to make contributions in the range of $5 million to $10 million to our pension plans in 2005. We believe the expected contribution range continues to be appropriate.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow and our conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe free cash flow and conversion of net income are important measures of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Nine months ended
In thousands	October 1 2005	October 2 2004
Cash flow provided by operating activities	$134,260	$197,703
Capital expenditures	(50,597)	(28,553)
Proceeds from sale of property and equipment	11,534	—
Free cash flow	95,197	169,150
Net income	155,202	143,575
Conversion of net income	61.3%	117.8%

In 2005, we are targeting free cash flow in a range of $170 to $190 million. Our working capital in 2005 is expected to be higher than previously anticipated as a result of increases in safety stocks of certain materials, such as resins and motors, and higher inventories of products sourced out of China.

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

There have been no material changes in our market risk during the quarter ended October 1, 2005, except for the item noted below. For additional information, refer to Item 7A of our 2004 Annual Report on Form 10-K.

In September, 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap is April 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in a total fixed interest rate of 5.28%. The fair value of the swap at October 1, 2005 was $0.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of the swap will be recorded on the balance sheet, with changes in fair values included in Other Comprehensive Income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest rate expense is recognized or the settlement of the related commitment occurs.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended October 1, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 1, 2005 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of October 1, 2005 and October 2, 2004, the related condensed consolidated statements of income for the three and nine month periods ended October 1, 2005 and October 2, 2004, and cash flows for the nine-month periods ended October 1, 2005 and October 2, 2004. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2005

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

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, indemnity and proof are decided against Essef, our experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which we believe will be decided in the fourth quarter. Trial will be scheduled after resolution of these motions. We believe our reserves for liability, plus remaining insurance limits, should be adequate to cover any potential liability to Celebrity. We are vigorously defending against these claims.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made of our common stock during the third quarter of 2005:

Period	(a) Total Number of Shares Purchased	Average Price Paid per Share	(b) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(b) Dollar value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 – July 30, 2005	493	$44.85	—	$25,000,000
July 31 – August 27, 2005	4,191	$37.62	—	$25,000,000
August 28 – October 1, 2005	2,013	$38.73	—	$25,000,000
Total	6,697		—

(a)	The purchases in this column include only those shares deemed surrendered to us by plan participants to satisfy the exercise price or withholding tax obligations related to the exercise of employee stock options.

(b)	In December 2004, our Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted. As of October 1, 2005, we had not repurchased any shares pursuant to this program. As of November 8, 2005, we had repurchased 693,200 shares for $22.8 million pursuant to this program.

ITEM 6. Exhibits

(a) Exhibits

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2005.

PENTAIR, INC.
Registrant

By	/s/	David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended October 1, 2005

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