Form 10-K
period 2005-12-31
PENTAIR INC
filed 2006-03-01
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11625

Pentair, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Boulevard, Suite 800, Golden Valley, Minnesota (Address of principal executive offices)	55416-1259 (Zip code)

Registrant’s telephone number, including area code: (763) 545-1730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.16 2/3 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑      No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

☑ Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $42.62 per share as reported on the New York Stock Exchange on July 2, 2005 (the last day of Registrant’s most recently completed second quarter): $4,077,996,205

The number of shares outstanding of Registrant’s only class of common stock on February 17, 2006 was 101,456,370.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the company’s definitive proxy statement for its annual meeting to be held on May 4, 2006, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2005

PART I

Item 1.	Business

GENERAL

Pentair, Inc. is a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage and enjoyment of water. Our Technical Products Group, formerly referred to as our Enclosures Group, is a leader in the global enclosures market, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories.

Pentair Strategy

Our basic operating strategies include:

•	The Pentair Integrated Management System (PIMS) consisting of strategy deployment, lean enterprise, and IGNITE, which is our process to drive organic growth;

•	long-term growth in sales, income and cash flows, driven by internal growth initiatives and acquisitions;

•	new product development and ongoing product enhancement;

•	focus on attractive growth markets, particularly international;

•	multi-channel distribution; and

•	proactive portfolio management of our businesses, including consideration of new business platforms.

Pentair Financial Objectives

Our long-term financial objectives are to:

• Achieve 5-8% organic sales growth, plus acquisitions

• Achieve benchmark financial performance:

•	EBIT Margin	14%

•	Return on Invested Capital (ROIC)(pre-tax)	20%

•	Free Cash Flow (FCF)	100% conversion of net income

•	EPS Growth	10+% (sales growth plus margin expansion)

•	Debt/Total Capital	≤40%

• Achieve 5% annual productivity improvement on core business cost

Unless the context otherwise indicates, references herein to “Pentair”, the “Company,” and such words as “we,” “us,” and “our” include Pentair, Inc. and its subsidiaries. Pentair is a Minnesota corporation incorporated in 1966.

BUSINESS AND PRODUCTS

WATER GROUP

Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage, and enjoyment of water. Our Water Group offers a broad array of products and systems to multiple markets and customers. We have identified a target water industry totaling $50 billion, with our current primary focus on three markets: Pump (approximately 40% of segment sales), Pool & Spa (approximately 30% of segment sales), and Filtration (approximately 30% of segment sales).

Pump Market

We address the Pump market with products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water and wastewater applications, and agricultural spraying, as well as pressure tanks for residential applications. Applications for our broad range of products include pumps for residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation, and transfer.

Brand names for the Pump market include STA-RITE®, Myers®, Flotec®, Aurora®, Hypro®, Hydromatic®,  Fairbanks Morse®, Berkeley®, Aermotortm, Water Ace®, Layne & Bowler®, Simer®, Verti-line®, Sherwood®, SherTech®, Diamond®, FoamPro®, Ongatm, Nocchitm, Shur-Dri®, SHURflo®, and Edwards®.

Pool & Spa Market

We address the Pool & Spa market with a complete line of commercial and residential pool/spa equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic pool cleaners, commercial deck equipment, barbeque deck equipment, aquatic pond products and accessories, pool tile and interior finishing surfaces, maintenance equipment, spa/jetted tub hydrotherapy fittings, and pool/spa accessories. Applications for our pool products include commercial and residential pool and spa construction, maintenance, repair, service, and retail.

Brand names for the Pool & Spa market include Pentair Pool Products®, Pentair Water Pool and Spatm, National Pool Tile Group®, Pentair Aquatics®, STA-RITE®, Paragon Aquatics®, Pentair Spa & Bathtm, Kreepy Krauly®, Compool®, WhisperFlo®, PoolShark®, Legendtm, Rainbowtm, Ultra Jet®, Vico®, FIBERworks®, and IntelliTouchtm.

Filtration Market

We address the Filtration market with control valves, filtration components, tanks, pressure vessels, and specialty dispensing pumps providing flow solutions for specific end-user market applications including residential, commercial, foodservice, recreation vehicles, marine, and aviation. Filtration products are used in the manufacture of water softeners; filtration, deionization, and desalination systems; and industrial and residential water filtration applications.

Brand names for the Filtration market include Fleck®, SIATAtm, CodeLine®, Structuraltm, WellMatetm, American Plumber®, Armor®, Everpure®, Pentek®, OMNIFILTER®, Park Internationaltm, SHURflo®, and Fibredynetm.

Customers

Our Water Group distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, and home centers. Information regarding significant customers in our Water Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

We experience seasonal demand in a number of markets within our Water Group. End user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns particularly related to heavy flooding and droughts.

Competition

Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential pump markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool and spa equipment, there are a significant number of competitors. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing industry penetration.

TECHNICAL PRODUCTS GROUP

Our Technical Products Group, formerly referred to as our Enclosures Group, is a global leader in the global enclosures market that designs, manufactures, and markets standard, modified, and custom enclosures that house and protect sensitive controls, components; thermal management products; and accessories. We have identified a target market in excess of $30 billion. Our Technical Products Group focuses its business portfolio on four primary industries: Commercial & Industrial (55% of segment sales), Telecom and Datacom (25% of segment sales), Electronics (15% of segment sales), and Networking (5% of segment sales). The primary brand names for the Technical Products Group are: Hoffman®, Schroff®, Pentair Electronic Packagingtm, and Taunustm. The thermal businesses we acquired in December 2005 go to market under four brand names: McLean®, Electronic Solutionstm, Birtchertm, and Aspen Motiontm. Products and related accessories of the Technical Products Group include metallic and composite enclosures, cabinets, cases, subracks, backplanes, heat exchangers, and blowers. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

Customers

Our Technical Products Group distributes its products through original equipment manufacturers, electrical and data contractors, and electrical and electronic components distributors. Information regarding significant customers in our Technical Products Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

Our Technical Products Group is not significantly impacted by seasonal demand fluctuations.

Competition

Competition in the technical products markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, price competition, and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability on a sequential quarter to quarter basis. Recent growth in the Technical Products Group is a result of continued channel penetration, growth in targeted market segments, new product development, geographic expansion, acquisitions, and overall market growth. Consolidation, globalization, and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the broadest array of enclosures products available for commercial and industrial uses.

Business segment and geographical financial information is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

RECENT DEVELOPMENTS

Growth of Our Business

We continually look at each of our businesses to determine whether they fit with our evolving strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities, especially in international markets. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business, and we expect acquisitions will continue to be an important part of our growth in the future.

Acquisitions

On December 1, 2005, we acquired McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $140.0 million, including a cash payment of $138.9 million and transaction costs of $1.1 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, and security markets as part of our Technical Products Group. Goodwill recorded as part of the initial purchase price allocation was $93.7 million, all of which is tax deductible. Preliminary estimates of identifiable intangible assets acquired as part of the acquisition were $18.9 million, including definite-lived intangibles, such as proprietary technology and customer relationships, of $9.8 million with a weighted average amortization period of 10.0 years. We continue to evaluate the purchase price allocation for the Thermal acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available in 2006.

On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, and debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of $14.0 million and less cash acquired of $15.2 million. This includes an additional $0.4 million in transaction costs recorded in the first three quarters of 2005. WICOR manufactures water system, filtration, and pool equipment products primarily under the STA-RITE®, SHURflo® and Hypro® brands.

On December 31, 2003, we acquired all of the common stock of Everpure, Inc. (“Everpure”), from United States Filter Corporation, a unit of Veolia Environnement, for $218.9 million in cash, less cash acquired of $5.5 million and transaction costs of $2.2 million. Everpure is a leading global provider of water filtration products for the commercial and consumer sectors.

During 2003, we also completed four product line acquisitions in our Water Group for total consideration of $21.4 million in cash including transaction costs: Hydrotemp Manufacturing Co., Inc., Letro Products, Inc. and certain assets of TwinPumps, Inc., and K&M Plastics, Inc.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued Operations/Divestitures

Effective after the close of business October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. The Tools Group was comprised of the Porter-Cable®, Delta®, DeVilbiss Air Power, Oldham Saw, and FLEX® brands, among others. We used the proceeds from the Tools Group sale and borrowings under our credit facility to repay, on October 4, 2004, an

$850 million bridge facility used to acquire WICOR. In the fourth quarter of 2004, we recorded a loss on the disposal of the Tools Group of $6.0 million, net of a tax provision of $9.0 million. In July 2005, we paid $10.4 million to BDK in purchase price adjustments related to the sale of our former Tools Group. We currently have an outstanding dispute with BDK over the net asset value of the Tools Group and may be required to repay additional proceeds. We believe our accrual at December 31, 2005 is an adequate reserve amount for any potential liability. We expect resolution of this matter in the first quarter of 2006.

In 2001, we completed the sale of the Service Equipment businesses (Century Mfg. Co./Lincoln Automotive Company) to Clore Automotive, LLC for total consideration of $18.2 million and we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including the retention of a preferred stock interest. In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial, which was offset by a previously established reserve. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders from continuing operations as of December 31 by segment was:

	2005	2004	$ Change	% Change
	(In thousands)

Water	$165,737	$172,607	$(6,870)	(4.0%)
Technical Products	106,587	75,151	31,436	41.8%

Total	$272,324	$247,758	$24,566	9.9%

The $6.9 million decrease in Water Group backlog was primarily due to the timing of filtration and pool product orders. The $31.4 million increase in Technical Products Group backlog reflects the acquisition of the thermal management businesses from APW, as well as order growth in the Group’s Asian businesses, particularly China. Due to the relatively short manufacturing cycle and general industry practice, backlog, which typically represents approximately 30 days of shipments, is not deemed to be a significant item for our business. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2005 will be filled in 2006.

Research and Development

We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2005, 2004, and 2003 were $46.0 million, $31.5 million, and $22.9 million, respectively.

Environmental

Environmental matters are discussed in ITEM 3, ITEM 7, and in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw Materials

The principal materials used in the manufacturing of our products are electric motors, mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.

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

Certain commodities, such as steel and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with escalator/de-escalator clauses. Prices for raw materials, such as steel, carbon, and resins, may continue to trend higher in the future.

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

Employees

As of December 31, 2005, Pentair, Inc. and its subsidiaries employed an aggregate of approximately 14,700 people worldwide. Total employees in the United States were approximately 10,700, of whom approximately 900 are represented by six different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

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

Item 1A.	Risk Factors

You should carefully consider the following risk factors and warnings before making an investment decision. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment. You should also refer to the other information set forth in this document.

Demand for our products will be affected by general economic conditions.

Demand for our residential and commercial products is influenced by many economic conditions, including but not limited to new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, such as the overall strength of the economy (including confidence in the economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates, availability of consumer financing and interest rates. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact us, and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

Our businesses operate in highly competitive markets, so we may be forced to cut prices or to incur additional costs.

Our businesses generally face substantial competition in each of their respective markets. Competition may force us to cut prices or to incur additional costs to remain competitive. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business or businesses. We cannot assure you that these and other factors will not have a material adverse effect on our results of operations.

Our inability to sustain consistent organic growth could adversely affect our financial performance.

In 2005, our organic growth was generated in part from expanding international sales, entering new distribution channels, and introducing new products. To grow more rapidly than our end markets, we will have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products, and increase sales of existing products to our customer base. We may not be able to successfully meet those challenges, which could adversely affect our ability to sustain consistent organic growth. If we are unable to sustain consistent organic growth, we will be less likely to meet our stated revenue growth targets, which could adversely affect our net income growth, and, in turn, the market price of our stock.

Our inability to complete or successfully complete and integrate acquisitions could adversely affect our financial performance.

A significant percentage of our net sales growth in 2005 and 2004 was generated as a result of acquisitions completed during those periods, including our acquisition of WICOR and Everpure. We may not be able to sustain this level of growth from acquisition activity in the future. We intend to continue to evaluate strategic acquisitions primarily in our current business segments, and we may consider acquisitions outside of these segments as well. Our ability to expand through acquisitions is subject to various risks, including the following:

•	increased competition for acquisitions, especially in the water industry;

•	higher acquisition prices;

•	lack of suitable acquisition candidates in targeted product or market areas;

•	diversion of management time and attention to acquisitions and acquired businesses;

•	inability to integrate acquired businesses effectively or profitably; and

•	inability to achieve anticipated synergies or other benefits from acquisitions.

Acquisitions could have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisitions, while we attempt to integrate operations of the acquired businesses into our operations. Once integrated, acquired operations may not achieve the levels of profitability originally anticipated.

Material cost inflation could adversely affect our results of operations.

We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, resins, ocean freight and fuel, health care and insurance. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful to manage our costs or increase our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by water patterns particularly related to heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

Intellectual property challenges may hinder product development and marketing.

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, trade names, and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products.

Our results of operations may be negatively impacted by litigation.

Our business exposes us to potential litigation, especially product liability suits that are inherent in the design, manufacture, and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot be assured that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our product reputation and our financial condition, results of operations, and cash flows.

We may be required to make payments in respect of businesses that we have sold.

We have sold a number of businesses over the last ten years, including the sale of our former Tools Group to BDK in October 2004. In this and other dispositions, we typically agree to indemnify the buyers with respect to certain matters relating to the businesses that we have sold, and we may from time to time be required to make payments to the buyers under those indemnities. To the extent we are required to make any such payments in the future, those payments could be substantial, which could require us to borrow additional amounts at unfavorable borrowing terms and cause a significant decrease in our liquidity, both of which could severely harm our business.

The availability and cost of capital could have a negative impact on our continued growth.

Our plans to continue our growth in our chosen markets will require additional capital for future acquisitions, capital expenditures for existing businesses, growth of working capital, and continued international and regional expansion. In the past, we have financed our growth primarily through debt financings. Any significant future acquisitions will require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future acquisitions could be dilutive to your equity investment if we issue additional stock to fund acquisitions. We cannot be assured that we will be able to issue equity securities or to obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our growth strategy, which will limit our growth and revenues in the future.

Our international operations are subject to foreign market and currency fluctuation risks.

We expect the percentage of sales outside of North America to increase in the future. Over the past few years, the economies of many of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income. Our most significant European market is Germany, where the capital goods market has been very slow. We cannot predict how changing European market conditions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results. As of December 31, 2005, we held immaterial positions in foreign exchange-forward contracts.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of North America, including export sales from North American businesses, accounted for approximately 22% of our net sales in 2005. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	the protection of intellectual property in foreign countries may be more difficult;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

We are exposed to potential environmental liabilities and litigation.

Compliance with environmental regulations could require us to discharge environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety and the indoor and outdoor environment. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require.

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses over the last ten years and, in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses.

We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Provisions of our Restated Articles of Incorporation, Bylaws and Minnesota law could deter takeover attempts.

Anti-takeover provisions in our charter documents, under Minnesota law and in our shareholder rights plan could prevent or delay transactions that our shareholders may favor.

Our Restated Articles of Incorporation and Bylaws include provisions relating to the election, appointment and removal of directors, as well as shareholder notice and shareholder voting requirements which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control. In addition, our common share purchase rights could cause substantial dilution to a person or group that attempts to acquire us, which could deter some acquirers from making takeover proposals or tender offers. Also, the Minnesota Business Corporations Act contains control share acquisition and business combination provisions which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control. Our shareholders might view any such a transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive office is in leased premises located in Golden Valley, Minnesota. Our Water Group manufacturing operations are carried out at approximately 25 plants located throughout the United States and at 22 plants located in 11 other countries. In addition, our Water Group has 54 distribution facilities and 17 sales offices located in numerous countries throughout the world. Our Technical Products Group operations are carried out at approximately 8 plants located throughout the United States and 8 plants located in 6 other countries. In addition, our Technical Products Group has 9 distribution facilities and 28 sales offices located in numerous countries throughout the world.

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

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the last ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in 2005 and 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it is probable and it is possible to provide reasonable estimates of our liability, with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2005 and 2004, our reserves for such environmental liabilities were approximately $6.4 million and $9.4 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Product Liability Claims

We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. See discussion in ITEM 1 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements — Insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

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

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, contribution and proof are decided against it, Essef’s experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which were decided in December 2005. Celebrity’s motion for indemnity from Essef for payments made by Celebrity for passenger claims of approximately $2.3 million was denied. Essef’s motion for dismissal of certain damage claims was denied without prejudice to renewal in conjunction with both parties’ motions to exclude certain expert testimony. We expect these motions to be adjudicated in March 2006. Trial has been scheduled for April 24, 2006. We believe our reserves for any liability to Celebrity are adequate and intend to vigorously defend against these claims.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	50	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies’ 1994 — 1997: Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Richard J. Cathcart	61	Vice Chairman of Pentair since February 2005; President and Chief Operating Officer of Water Technologies segment January 2001 — January 2005; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.
David D. Harrison	58	Executive Vice President and Chief Financial Officer since February 2000; Executive Vice President and Chief Financial Officer of The Scotts Company, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, August 1996 — August 1999; Executive Vice President and Chief Financial Officer of Pentair, Inc., March 1994 — July 1996; Senior Executive with General Electric Technical Services organization, January 1990 — March 1994. Various executive positions with General Electric Plastics/Borg-Warner Chemicals 1972-1990.
Michael V. Schrock	53	President and Chief Operating Officer of Filtration and Technical Products since October 2005; President and Chief Operating Officer of Enclosures October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
Charles M. Brown	47	President and Chief Operating Officer of Pump and Pool Operations since April 2005; President Pentair Tools Group Integration with The Black and Decker Corporation August 2004 — March 2005; President and Chief Operating Officer of Pentair Tools Group August 2003 — August 2004; President of Aqua Glass Corporation March 1996 — August 2003; Vice President of Marketing for Delta Faucet May 1993 — March 1996.
Louis L. Ainsworth	58	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.
Jack J. Dempsey	44	Senior Vice President of Operations and Technology effective April 2005; Director, McKinsey and Company July 1999 — March 2005; Prior McKinsey and Company experience: Principal, July 1993 — June 1999, Consultant, August 1987 — June 1993; Chase Manhattan Bank, various retail banking roles September 1983 — August 1985.
Frederick S. Koury	45	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret Stores unit of Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.

Name	Age	Current Position and Business Experience

Karen A. Durant	46	Senior Vice President of Finance and Analysis since January 2006; Vice President of Finance and Controller April 2002 — December 2005; Vice President, Controller, September 1997 — March 2002; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Pentair), October 1989 — August 1994; various finance and accounting positions with Honeywell Inc., 1981-1989.
Michael G. Meyer	47	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001. Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities

Pentair’s common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2005, there were 3,922 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2005 and 2004 were as follows:

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$44.32	$46.03	$45.17	$38.41	$29.60	$33.64	$35.03	$44.03
Low	$38.39	$37.45	$36.11	$30.80	$22.52	$28.48	$30.90	$34.27
Close	$39.14	$42.62	$36.50	$34.52	$29.60	$32.95	$35.03	$43.56
Dividends declared	$0.130	$0.130	$0.130	$0.130	$0.105	$0.105	$0.110	$0.110

Pentair has paid 120 consecutive quarterly dividends.

On May 17, 2004, our Board of Directors approved a 2-for-1 stock split in the form of a 100 percent stock dividend payable on June 8, 2004, to shareholders of record as of June 1, 2004. All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of this stock split.

Purchases of Equity Securities

The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2005:

			(c)	(d)
			Total Number of	Approximate Dollar
	(a)		Shares Purchased	Value of Shares
	Total Number	(b)	as Part of Publicly	that may yet be
	of Shares	Average Price	Announced Plans	Purchased Under
Period	Purchased	Paid per Share	or Programs	the Plans or Programs

October 2-October 29, 2005	3,861	$35.99	100,000	$21,872,220
October 30-November 27, 2005	22,595	$36.67	655,663	$0
November 28-December 31, 2005	1,637	$36.92	—	$0

Total	28,093		755,663

(a)	The purchases in this column include only those shares deemed surrendered to us by plan participants to satisfy the exercise price or withholding of tax obligations related to the exercise price of employee stock options.

(b)	The average price paid in this column includes only those shares deemed surrendered to us by plan participants to satisfy the exercise price or withholding of tax obligations related to the exercise price of employee stock options.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase up to $25 million of our common stock annually.

(d)	In December 2004, our Board of Directors authorized the development of a program and process to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million. There is no expiration associated with the authorization granted. As of December 31, 2005 we had repurchased 755,663 shares for $25 million pursuant to this program, the average price paid per share was $33.08.

From January 1, 2006 to February 17, 2006, no shares have been repurchased pursuant to this program and accordingly, we have the authority to repurchase shares up to a maximum dollar limit of $25 million during the remainder of 2006.

Item 6.	Selected Financial Data

	Years Ended December 31
	2005(1)	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per-share data)

Statement of operations
Net sales
Water	$2,131,505	$1,563,394	$1,060,303	$932,420	$882,615	$898,247	$579,236	$438,810
Technical Products	815,074	714,735	582,684	556,033	689,820	777,725	657,500	586,829
Other	—	—	—	—	—	—	—	—

Total	2,946,579	2,278,129	1,642,987	1,488,453	1,572,435	1,675,972	1,236,736	1,025,639

Sales growth	29.3%	38.7%	10.4%	(5.3)%	(6.2)%	35.5%	20.6%	(0.7)%
Cost of goods sold	2,098,558	1,623,419	1,196,757	1,107,212	1,163,001	1,199,122	883,737	747,976
Gross profit	848,021	654,710	446,230	381,241	409,434	476,850	352,999	277,663
Margin %	28.8%	28.7%	27.2%	25.6%	26.0%	28.5%	28.5%	27.1%
Selling, general and administrative	478,907	376,015	253,088	230,994	266,229	267,518	231,100	191,358
Research and development	46,042	31,453	22,932	18,952	15,941	18,138	11,927	8,986
Restructuring charge
Water	—	—	—	—	—	—	—	—
Technical Products	—	—	—	—	38,427	(1,625)	16,743	—
Other	—	—	—	—	1,678	21,018	—	—

Total	—	—	—	—	40,105	19,393	16,743	—

Operating income
Water	267,138	197,310	143,962	126,559	109,792	120,732	73,362	56,264
Technical Products	109,229	87,844	51,094	29,942	1,857	96,268	46,346	46,026
Other	(53,295)	(37,912)	(24,846)	(25,206)	(25,444)	(45,197)	(26,480)	(24,971)

Total	323,072	247,242	170,210	131,295	86,205	171,803	93,228	77,319

Margin %	11.0%	10.9%	10.4%	8.8%	5.5%	10.3%	7.5%	7.5%
Net interest expense	44,989	37,210	26,395	28,412	40,325	46,435	30,467	16,698
(Gain) loss on sale of investment	(5,435)	—	—	—	2,985	—	—	—
Provision for income taxes	98,469	73,008	45,665	27,884	12,147	41,580	21,406	20,495
Income from continuing operations	185,049	137,024	98,150	74,999	30,748	83,788	41,355	40,126
Income (loss) from discontinued operations, net of tax	—	40,248	46,138	54,903	26,768	(27,872)	61,954	66,714
Loss on disposal of discontinued operations, net of tax	—	(6,047)	(2,936)	—	(24,647)	—	—	—
Cumulative effect of accounting change, net of tax	—	—	—	—	—	(29)	—	—

Net income	185,049	171,225	141,352	129,902	32,869	55,887	103,309	106,840
Preferred dividends	—	—	—	—	—	—	—	(4,267)

Income available to common shareholders	185,049	171,225	141,352	129,902	32,869	55,887	103,309	102,573

	Years Ended December 31
	2005(1)	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per-share data)

Common share data*
Basic EPS — continuing operations	1.84	1.38	1.00	0.76	0.31	0.86	0.47	0.52
Basic EPS — discontinued operations	—	0.34	0.44	0.56	0.02	(0.29)	0.71	0.87

Basic EPS — net income	1.84	1.72	1.44	1.32	0.33	0.57	1.18	1.39

Diluted EPS — continuing operations	1.80	1.35	0.99	0.75	0.31	0.86	0.47	0.46
Diluted EPS — discontinued operations	—	0.33	0.43	0.56	0.02	(0.29)	0.70	0.77

Diluted EPS — net income	1.80	1.68	1.42	1.31	0.33	0.57	1.17	1.23

Cash dividends declared per common share	0.52	0.43	0.41	0.37	0.35	0.33	0.32	0.30
Stock dividends declared per common share	—	100%	—	—	—	—	—	—
Market value per share (December 31)	34.52	43.56	22.85	17.28	18.26	12.09	19.25	19.91

(1)	In 2005 we early adopted SFAS 123R retroactively to January 1, 2005 and the results of operations for 2005 include after tax expense of $12.0 million, or ($0.12) diluted EPS.

*	All share and per share information presented in this Form 10-K have been retroactively restated to reflect the effect of a 100% stock dividend in 2004.

	Years Ended December 31
	2005	2004	2003	2002	2001	2000	1999	1998
	(Dollars in thousands, except per-share data)

Balance sheet data
Accounts receivable, net	423,847	396,459	251,475	223,778	229,455	284,674	247,404	160,796
Inventories	349,312	323,676	166,862	165,389	178,464	208,267	179,073	132,620
Property, plant and equipment, net	311,839	336,302	233,106	236,322	231,615	248,576	265,027	212,493
Goodwill	1,718,207	1,620,404	997,183	843,243	743,499	786,984	800,937	442,322
Total assets	3,253,755	3,120,575	2,780,677	2,514,450	2,372,198	2,644,025	2,706,516	1,484,207
Total debt	752,614	736,105	806,493	735,085	723,706	913,974	1,035,084	340,721
Shareholders’ equity	1,555,610	1,447,794	1,261,478	1,105,724	1,015,002	1,010,591	990,771	707,628

Other data
Debt/total capital	32.6%	33.7%	39.0%	39.9%	41.6%	47.5%	51.1%	32.5%
Depreciation
Water	35,842	26,751	20,517	19,478	19,472	19,157	15,453	9,163
Technical Products	19,318	19,408	19,721	19,026	23,008	20,701	26,846	26,453
Other	1,405	904	571	73	561	2,633	167	158

Total	56,565	47,063	40,809	38,577	43,041	42,491	42,466	35,774

Goodwill amortization (1)
Water	—	—	—	—	18,560	18,074	12,714	7,793
Technical Products	—	—	—	—	8,273	9,088	8,413	5,832
Other	—	—	—	—	—	—	—	—

Total	—	—	—	—	26,833	27,162	21,127	13,625

Tax effect of goodwill amortization(1)	—	—	—	—	(3,861)	(3,768)	(3,453)	(2,441)
Diluted EPS effect of goodwill amortization(1)	—	—	—	—	0.24	0.25	0.20	0.13
Other amortization	15,995	7,501	377	434	—	8	—	—
Net cash provided by operating activities	247,858	264,091	262,939	270,794	232,334	184,947	144,296	120,872
Capital expenditures — continuing operations	62,471	43,107	29,004	24,346	37,008	42,238	23,694	18,590
Capital expenditures — discontinued operations	—	5,760	14,618	32,350	16,660	25,803	29,977	24,745
Capital expenditures — continuing and discontinued operations	62,471	48,867	43,622	56,696	53,668	68,041	53,671	43,335
Employees of continuing operations	14,700	12,900	9,000	8,600	8,700	9,900	8,700	6,500
Days sales outstanding in receivables(2)	54	52	54	58	65	65	58	59
Days inventory on hand(2)	70	62	59	64	72	64	67	73

(1)	Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amounts to be consistent with the current year presentation and therefore, we have not made any adjustments to the historical financial information presented. However, we have provided supplemental tax and diluted EPS information as we believe it is necessary to the understanding of our financial performance trend.

(2)	Calculated using a 13-month average.

In 2005, we adopted SFAS 123R, Share Based Payment, which requires the fair value of stock options to be expensed. We did not restate prior period amounts to be consistent with the current year presentation and therefore we have not made any adjustments to prior year information presented. The after tax expense impact of adoption was $12.0 million or ($0.12) diluted EPS.

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

In 2001, cost of goods sold included $1.0 million related to the 2001 restructuring charge for our Technical Products segment.

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

The following factors may impact the achievement of forward-looking statements:

•	changes in general economic and industry conditions, such as:

•	the strength of product demand;

•	the intensity of competition, including foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers;

•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to continue to successfully generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims;

•	our ability to access capital markets and obtain anticipated financing under favorable terms; and

•	other risks specifically discussed under the heading “Risk Factors” under Part I of this report.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview

We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage, and enjoyment of water. Our Technical Products Group is a global leader in the global enclosures market that designs, manufactures, and markets standard, modified, and custom enclosures that house and protect sensitive controls, components; thermal management products; and accessories. In 2006, our Water Group and Technical Products Group are forecasted to generate approximately 70 percent and 30 percent of total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from $100 million in 1995 to approximately $2.1 billion in 2005. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target industry segment totaling $50 billion). Our vision is to become a leading global provider of innovative products and systems used in the movement, treatment, storage, and enjoyment of water.

As of July 31, 2004, we continued the expansion of our global footprint in the water equipment industry through the acquisition of WICOR, a manufacturer of pumps, filtration, and pool equipment marketed primarily under the STA-RITE®, SHURflo®, and Hypro® brands. We initially funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing credit facility. We used the proceeds from the Tools Group sale to repay, on October 4, 2004, the $850 million Bridge Facility.

We realized $36 million in synergies net of integration costs in the first full year of ownership with respect to the WICOR acquisition via key initiatives including facility rationalizations, lean enterprise, material cost savings, and administrative cost savings. We also expect to achieve significant working capital reductions, net fixed asset reductions, and revenue synergies from cross-selling opportunities during the first two years of ownership as a result of the acquisition. Integration of the former WICOR businesses proceeded as expected during 2005 with 17 facilities closed or consolidated to date.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and highest enclosures brand recognition in the industry. From mid-2001 through mid-2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004 and 2005, sales volumes increased due to the addition of new distributors, new products, and higher demand in all targeted markets. In addition, through the success of our PIMS initiatives, we have increased Technical Products segment margins for sixteen consecutive quarters.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2005 and may impact our results in the future:

•	In 2005, we achieved approximately six percent sales growth on a proforma basis, assuming we had acquired WICOR at the beginning of 2004, excluding the recent Thermal acquisition, and excluding the effects of foreign currency translation.

•	We plan to drive strategic growth initiatives in both our Water and Technical Products platforms, with particular emphasis on international growth.

•	We expect our operations to continue to benefit from our PIMS initiative: including strategy deployment; lean enterprise with special focus on sourcing and supply management, cash management, and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel, resins, ocean freight and fuel, health care, and insurance.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year and is expected to be approximately $200 million in 2006. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In 2005, we experienced favorable foreign currency effects in the first half of the year and unfavorable in the second half of the year. Overall, we experienced a slightly favorable foreign currency effect in 2005. Our currency effect is primarily for the U.S. dollar against the Euro, which may not trend favorably in the future.

•	We expect our overall effective tax rate to be 36 percent in 2006. As a part of our acquisition and international strategies, we are pursuing rate reduction opportunities, which could improve our effective tax rate.

•	As anticipated, our Water Group operating income margins in each of the first two quarters of 2005 were lower compared to the prior year comparable periods due to the lower former WICOR operating margins versus Pentair Water operating margins. In the third quarter of 2005, the Water Group’s operating margins crossed over and both the third and fourth quarter operating margins were higher than the same quarters in 2004. In the future, we intend to drive margins in the expanded Water Group toward a goal of 15 percent, while capturing growth opportunities.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns particularly related to heavy flooding and droughts.

Outlook

In 2006, our operating objectives include the following:

•	Continue to use PIMS to drive the three key elements of our strategy: operating excellence, international expansion, and growth, both organic and acquired;

•	Continue the integration of the WICOR and Thermal acquisitions and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve significant organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products segments.

Our ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Risk Factors” under Part I of this report.

RESULTS OF OPERATIONS

  Net Sales

The components of the net sales change were:

	2005 vs. 2004	2004 vs. 2003
	(Percentages)

Volume	25.8	34.8
Price	3.1	1.9
Currency	0.4	2.0

Total	29.3	38.7

The 29.3 percent increase in consolidated net sales in 2005 from 2004 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR, February 23, 2005 acquisition of DEP and December 1, 2005 acquisition of thermal management businesses from APW;

•	proforma sales growth from continuing operations of approximately six percent, assuming we had acquired WICOR at the beginning of 2004, excluding the recent Thermal acquisition, and excluding the effects of foreign currency translation;

•	selective increases in selling prices in our Water and Technical Products segments to mitigate inflationary cost increases; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

The 38.7 percent increase in consolidated net sales in 2004 from 2003 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	organic sales growth from continuing operations of approximately 14 percent, removing the effects of acquisitions and excluding foreign currency exchange;

•	selective increases in selling prices in our Water and Technical Products segments to mitigate inflationary cost increases; and

•	favorable foreign currency effects as the weaker U.S. dollar increased the U.S. dollar value of foreign sales.

Sales by segment and the year-over-year changes were as follows:

				2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	$ Change	% Change	$ Change	% Change
	(In thousands)

Water	$2,131,505	$1,563,394	$1,060,303	$568,111	36.3%	$503,091	47.4%
Technical Products	815,074	714,735	582,684	100,339	14.0%	132,051	22.7%

Total	$2,946,579	$2,278,129	$1,642,987	$668,450	29.3%	$635,142	38.7%

  Water

The 36.3 percent increase in Water segment sales in 2005 from 2004 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our February 23, 2005 acquisition of DEP;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	sales growth on a proforma basis (assuming we had acquired WICOR at the beginning of 2004 and excluding the recent Thermal acquisition and favorable foreign currency exchange) of approximately four percent for the year;

•	an increase in sales of pool and spa equipment due to market share gains, favorable weather conditions, and successful early buy programs;

•	growth in international markets; and

•	favorable foreign currency effects.

The 47.4 percent increase in Water segment sales in 2004 from 2003 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our December 31, 2003 acquisition of Everpure;

•	higher organic growth for pool and spa equipment by capturing a larger share of the increasing spend on the home environment, primarily through the expansion of our product offerings, including the introduction of several new innovative products and product systems;

•	strong sales of pumps for residential water systems and sump pumps, somewhat driven by North American weather patterns, combined with strong demand for commercial and engineered pumping systems;

•	significant growth in international markets;

•	an increase in the sales of water filtration products including residential and industrial tanks and valves in the U.S. and European markets, which was driven particularly in the first half of 2004 by rebounding economic conditions consistent with increased housing starts and the low interest rate environment;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

  Technical Products

The 14.0 percent increase in Technical Products segment sales in 2005 from 2004 was primarily the result of:

•	Growth in new products including Advanced Telecommunications Computing Architecture (ATCA), slide rails for datacom applications and a new cabinet line targeted toward the telecom and electronic markets;

•	improved service and delivery resulting in increased sales volume in North America with strong sales in commercial and medical industry segments;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales volume driven by our December 1, 2005 acquisition of thermal management businesses from APW, Ltd;

•	higher sales in China; and

•	favorable foreign currency effects.

The 22.7 percent increase in Technical Products segment sales in 2004 from 2003 was primarily the result of:

•	higher sales due to the addition of new distributors, new products, and higher demand from established industrial markets, as well as security, medical, networking, and commercial markets;

•	some recovery in North American telecom and datacom demand;

•	an increase in European sales volume due to new customers and improved business activity at large OEMs, particularly in the test and measurement, automation and control, and telecom markets, offset by a slowing European economy;

•	selective increases in selling prices to mitigate inflationary cost increases, principally for steel; and

•	favorable foreign currency effects.

  Gross Profit

						% of
	2005	% of Sales	2004	% of Sales	2003	Sales
	(In thousands)

Gross profit	$848,021	28.8%	$654,710	28.7%	$446,230	27.2%

Percentage point change		0.1 pts		1.5 pts

The 0.1 percentage point increase in gross profit as a percent of sales in 2005 from 2004 was primarily the result of:

•	selective increases in selling prices in our Water and Technical Products segments to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean enterprise and supply management practices;

•	cost leverage from our increase in sales volume; and

•	synergy benefits, net of integration costs, related to the acquisition of the former WICOR businesses.

These increases were partially offset by:

•	inflationary cost increases in our Water and Technical Products segments;

•	lower margins associated with our July 31, 2004 acquisition of WICOR; and

•	operating inefficiencies related to WICOR product moves, plant consolidations, and start-up costs in new water facilities.

The 1.5 percentage point increase in gross profit as a percent of sales in 2004 from 2003 was primarily the result of:

•	cost leverage from our increase in sales volume;

•	savings generated from our key initiatives, supply management and PIMS;

•	selective increases in selling prices in our Water and Technical Products segments to mitigate inflationary cost increases;

•	lower costs as a result of engineered cost reductions throughout Pentair; and

•	higher gross margins associated with our December 31, 2003 acquisition of Everpure.

These increases were partially offset by:

•	lower initial gross margins associated with our July 31, 2004 acquisition of WICOR; and

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions.

  Selling, General and Administrative (SG&A)

						% of
	2005	% of Sales	2004	% of Sales	2003	Sales
	(In thousands)

SG&A	$478,907	16.2%	$376,015	16.5%	$253,088	15.4%

Percentage point change		(0.3) pts		1.1 pts

The 0.3 percentage point decrease in SG&A expense as a percent of sales in 2005 from 2004 was primarily the result of:

•	favorable cost leverage from the combined larger company of Pentair and the former WICOR businesses.

These decreases are partially offset by:

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation;

•	investments made to support future growth; and

•	higher amortization of intangibles due to acquisitions and amortization of a tax strategy-based investment.

The 1.1 percentage point increase in SG&A expense as a percent of sales in 2004 from 2003 was primarily the result of:

•	increased selling expenses and management incentives due to strong sales growth in 2004;

•	increased amounts of sales incentives, including volume-based rebates, which are recorded as a reduction of net sales;

•	higher SG&A expense associated with our December 31, 2003 acquisition of Everpure;

•	cost of outside support for integration planning and communications related to the WICOR acquisition;

•	expenses related to the consolidation of certain pump related facilities in our Water segment;

•	higher corporate governance costs, including Sarbanes-Oxley compliance and external audit fees, and increased general insurance costs;

•	less favorable foreign currency effects than in the prior comparable period; and

•	investments made to support future growth.

  Research and Development (R&D)

						% of
	2005	% of Sales	2004	% of Sales	2003	Sales
	(In thousands)

R&D	$46,042	1.6%	$31,453	1.4%	$22,932	1.4%

Percentage point change		0.2 pts		0.0 pts

The 0.2 percentage point increase in R&D expense as a percent of sales in 2005 from 2004 was primarily the result of:

•	increased spending for new product and new markets, especially for water filtration.

The unchanged R&D expense as a percent of sales in 2004 from 2003 was primarily the result of:

•	increased spending for new product development initiatives that paced with the increase in sales.

Operating Income

  Water

						% of
	2005	% of Sales	2004	% of Sales	2003	Sales
	(In thousands)

Operating income	$267,138	12.5%	$197,310	12.6%	$143,962	13.6%

Percentage point change		(0.1) pts		(1.0) pts

The 0.1 percentage point decline in Water segment operating income as a percent of net sales in 2005 from 2004 was primarily the result of:

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR during the first half of 2005;

•	inflationary cost increases for certain production materials;

•	operating inefficiencies related to WICOR product moves, plant consolidations, and start-up costs associated with new water facilities;

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation; and

•	investments made to support future growth.

These decreases were partially offset by:

•	synergy benefits, net of integration costs, related to the acquisition of the former WICOR businesses;

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 1.0 percentage point decline in Water segment operating income as a percent of net sales in 2004 from 2003 was primarily the result of:

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR;

•	inflationary cost increases, particularly as it related to the costs of motors and resins;

•	cost of outside support for integration planning and communications related to the WICOR acquisition;

•	the expensing of fair market value inventory adjustments related to inventory acquired in the Everpure and WICOR transactions; and

•	expenses related to factory capacity rationalization.

These decreases were partially offset by:

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher margins associated with our December 31, 2003 acquisition of Everpure.

Technical Products

						% of
	2005	% of Sales	2004	% of Sales	2003	Sales
	(In thousands)

Operating income	$109,229	13.4%	$87,844	12.3%	$51,094	8.8%

Percentage point change		1.1 pts		3.5 pts

The 1.1 percentage point increase in Technical Products segment operating income as a percent of net sales in 2005 from 2004 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	leverage gained on volume expansion through new product sales and market share growth; and

•	savings from the continued success of PIMS, including lean enterprise and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily aluminum and steel; and

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation.

The 3.5 percentage point increase in Technical Products segment operating income as a percent of net sales in 2004 from 2003 was primarily the result of:

•	leverage gained on volume expansion;

•	savings from the continued success of PIMS, including lean enterprise and supply management activities;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	the absence of expenses associated with downsizing included in the comparable prior period.

These increases were partially offset by:

•	material cost inflation, primarily steel.

Net Interest Expense

	2005	2004	Difference	% Change	2004	2003	Difference	% Change
	(In thousands)

Net interest expense	$44,989	$37,210	$7,779	20.9%	$37,210	$26,395	$10,815	41.0%

The 20.9 percent increase in interest expense from continuing operations in 2005 from 2004 was primarily the result of:

•	a portion of interest expense in 2004 was allocated to discontinued operations for our former Tools Group versus all the interest expense in 2005 being attributed to continuing operations; and

•	higher interest rates in 2005.

The 41.0 percent increase in interest expense from continuing operations in 2004 from 2003 was primarily the result of:

•	higher debt levels resulting from the Everpure and WICOR acquisitions, including the Bridge Facility financing, partially offset by operating cash flows.

Provision for Income Taxes

	2005	2004	2003
	(In thousands)

Income from continuing operations before income taxes	$283,518	$210,032	$143,815
Provision for income taxes	98,469	73,008	45,665
Effective tax rate	34.7%	34.8%	31.8%

The 0.1 percentage point decrease in the tax rate in 2005 from 2004 was primarily the result of:

•	a favorable benefit of $1.4 million related to R&D tax credits;

•	a favorable settlement of an IRS audit for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million;

•	a favorable adjustment of $1.0 million related to the filing of the 2004 Federal tax return; and

•	a benefit related to the deduction for qualified production activities.

These decreases were partially offset by:

•	an anticipated unfavorable settlement of $3.2 million recorded for a routine tax examination of prior years in Germany; and

•	higher effective tax rate due to the non-deductibility of certain SFAS 123R expenses related to stock options.

The 3.0 percentage point increase in the tax rate in 2004 from 2003 was primarily the result of:

•	increased operating income coupled with the relatively fixed nature of many of our tax savings programs;

•	the mix of our 2004 U.S. and foreign earnings; and

•	our July 31, 2004 acquisition of WICOR which results in a higher effective tax rate.

We expect our full year effective tax rate in 2006 to be 36 percent. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. In 2005, we invested $151 million in acquisitions, paid $53 million in dividends and repurchased $25 million of our stock; and increased our debt by only $17 million.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water segment. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns particularly related to heavy flooding and droughts.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	December 31	December 31	December 31
	2005	2004	2003
	(Days)

Days of sales in accounts receivable	54	52	54
Days inventory on hand	70	62	59
Days in accounts payable	56	57	54

Operating Activities

Cash provided by operating activities was $247.9 million in 2005, or $16.2 million lower compared with the same period in 2004. The decrease in cash provided by operating activities is due to working capital increases related to increased sales volume, the rationalization of Water segment operations, and increases in various customer rebates. The increased days of sales in accounts receivable as of December 31, 2005 compared to December 31, 2004 is the result of the differences in sales terms offered by the former WICOR business compared to the terms offered by our former Tools Group and the sale of approximately a $22.0 million interest in a pool of accounts receivable to a third-party financial institution in 2004. The increased days inventory on hand as of December 31, 2005 compared to December 31, 2004 was driven by the increased inventory levels attributable to increased sourcing out of Asia, higher value of inventories due to rising raw material input costs, and inventory redundancies associated with the ramp-up of new facilities and the wind-down of old facilities. The working capital ratios as of December 31, 2005 versus December 31, 2004 have increased, primarily for the same reasons. In the future, we expect our working capital ratios to improve as we are able to capitalize on the anticipated success of our post-acquisition integration activities and PIMS initiatives.

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

In December 2004, we sold an approximate $22.0 million interest in a pool of accounts receivable to a third-party financial institution to mitigate the credit risk associated with the receivable balance of a large customer. In compliance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statement of cash flows. As the estimated present value of the receivables sold approximated the carrying amount, no gain or loss was recorded in 2004. The Accounts Receivable Purchase Agreement was not renewed in 2005.

Investing Activities

Capital expenditures in 2005, 2004, and 2003 were $62.5 million, $48.9 million (including $43.1 million for continuing operations) and $43.6 million (including $29.0 million for continuing operations), respectively. We anticipate capital expenditures for fiscal 2006 to be approximately $80 to $85 million, primarily for expansion of low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, selective increases in equipment capacity, new product development, and general maintenance capital.

Cash proceeds from the sale of property and equipment of $17.1 million in 2005 was primarily related to the sale of three facilities.

On December 1, 2005, we acquired McLean Thermal Management, Aspen Motion Technologies and Electronic Solutions businesses from APW for approximately $140.0 million, including a cash payment of

$138.9 million and transaction costs of $1.1 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical and security markets as part of our Technical Products Group.

In the third quarter 2005, we paid $10.4 million in post-closing purchase price adjustments related to the October 2004 sale of our former Tools Group to The Black & Decker Corporation.

In April 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million and an after tax gain of $3.3 million. The terms of the sale agreement establish two escrow accounts totaling $14 million to be used for payment of any potential adjustments to the purchase price, transaction expenses, and indemnification for certain losses such as environmental claims. In December 2005, we received $0.2M from the escrow accounts which increased our gain from the sale. Any remaining escrow balances are to be distributed by April 2008 to the former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on the sale of this interest.

On February 23, 2005, we acquired certain assets of DEP, a privately held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR from Wisconsin Energy Corporation for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of $14.0 million; and less cash acquired of $15.2 million. This includes an additional $0.4 million in transaction costs recorded in the first three quarters of 2005.

On April 5, 2004, we acquired all of the remaining stock of the Tools Group’s Asian joint venture for $21.8 million in cash, $6.4 million of which was paid following the sale of the Tools Group. The level of return on sales targets achieved in the second quarter of 2004 required a payment of $0.9 million, which was recorded as an increase to goodwill. The acquisition included cash acquired of $6.2 million and debt assumed of $9.0 million. The investment in the Tools Group’s Asian joint venture business was sold as part of the Tools Group to BDK.

In the second quarter of 2004, we paid $3.9 million in purchase price adjustments related to the December 31, 2003 acquisition of Everpure. The adjustment primarily related to the final determination of closing date net assets.

In the first quarter of 2004, we paid $2.3 million for acquisition fees primarily related to the December 31, 2003 acquisition of Everpure.

Financing Activities

Net cash used for financing activities was $43.8 million in 2005 compared to $137.8 million in 2004. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividend payments, share repurchases, and cash received from stock option exercises.

In March 2005, we amended and restated our multi-currency revolving Credit Facility, increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2005, we had $144.7 million of commercial paper outstanding that matured within 54 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at December 31, 2005, including outstanding commercial paper, was approximately $543.0 million.

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

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2005.

Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook

Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable

We believe the potential impact of a downgrade in our financial outlook is currently not significant to our liquidity exposure or cost of debt. A credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations, or a specific financial program. The credit rating takes into consideration the creditworthiness of guarantors, insurers, or other forms of credit enhancement on the obligation and takes into account the currency in which the obligation is denominated. On the other hand, the ratings outlook highlights the potential direction of a short or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under observation by the respective Rating Agencies. A change in rating outlook does not mean a rating change is inevitable. Prior changes in our ratings outlook have had no immediate impact on our liquidity exposure or on our cost of debt.

We issue short-term commercial paper notes that are currently not rated by Standard & Poor’s or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our long-term debt rating could have a negative impact on our ability to continue to issue unrated commercial paper.

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

As of December 31, 2005, our capital structure consisted of $752.6 million in total indebtedness and $1,555.6 million in shareholders’ equity. The ratio of debt-to-total capital at December 31, 2005 was 32.6 percent, compared with 33.7 percent at December 31, 2004. Our targeted debt-to-total capital ratio is 40 percent or less.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2005 of $53.1 million, compared with $43.1 million in 2004 and $40.5 million in 2003. We anticipate continuing the practice of paying dividends on a quarterly basis.

In December 2004, the Board of Directors authorized the development of a program and process to repurchase shares of our common stock up to a maximum dollar limit of $25.0 million of our common stock annually. There is no expiration associated with the authorization granted. In 2005, we repurchased 755,663 shares at $25 million under this plan. As of February 17, 2006, we had not repurchased any additional shares under this plan and, accordingly, we have the authority in 2006 to repurchase shares up to a maximum dollar limit of $25 million. In 2004 and 2003, respectively, we repurchased 105,500 shares and 80,000 shares of our common stock under similar plans.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
	2006	2007	2008	2009	2010	5 Years	Total
	(In thousands)

Long-term debt obligations	$2,971	$37,910	$156	$250,129	$257,034	$200,041	$748,241
Interest obligations on fixed-rate debt	27	26	25	15	5	13	111
Capital lease obligations	214	132	135	80	—	—	561
Operating lease obligations, net of sublease rentals	25,830	20,571	16,812	13,812	11,633	22,555	111,213
Purchase obligations	—	—	—	—	—	—	—
Other long-term liabilities	4,802	4,034	2,392	1,594	317	—	13,139

Total contractual cash obligations, net	$33,844	$62,673	$19,520	$265,630	$268,989	$222,609	$873,265

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2005, variable interest rate debt was $357.0 million at a weighted average interest rate of 4.8%.

A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on us that specifies all significant terms. The purchase obligation amounts do not represent our total anticipated future purchases, but represent those purchases for which we are contractually obligated. As of December 31, 2005, we did not have any purchase obligations requiring cash outflows of $1 million or greater per year.

We expect to make contributions in the range of $5 million to $10 million to our pension plans in 2006.

Other Financial Measures

In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the consolidated statements of cash flows, we also measure our free cash flow and our conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance and have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Twelve Months Ended December 31
	2005	2004	2003
		(In thousands)

Cash flow provided by operating activities	$247,858	$264,091	$262,939
Capital expenditures	(62,471)	(48,867)	(43,622)
Proceeds from sale of property and equipment	17,111	—	—

Free cash flow	202,498	215,224	219,317
Net income	185,049	171,225	141,352

Conversion of net income	109%	126%	155%

In 2006, we expect free cash flow to approximate $200 million.

Off-Balance Sheet Arrangements

At December 31, 2005, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the last ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in 2005 and 2003 and our recorded accruals were adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2005 and 2004, our reserves for such environmental liabilities were approximately $6.4 million and $9.4 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-By Letters of Credit

In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2005, the outstanding value of these instruments totaled $38.8 million. As of December 31, 2004, the outstanding value of these instruments totaled $64.9 million, which included a $38.9 million stand-by letter of credit pertaining to an indemnified legal matter that was resolved in our favor during 2005, eliminating the bond requirement.

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

Our critical accounting estimates include the following:

Impairment of Goodwill

The fair value of each of our reporting units was estimated using a discounted cash flow approach. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill. During the fourth quarter of 2005, we completed our annual impairment test of goodwill and determined there was no impairment.

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

Discount Rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 5.75 percent in 2005 and 2004 and 6.25 percent in 2003. The discount rates on our foreign plans ranged from 2.00% to 4.90% in 2005 versus a range of 2.00% to 5.25% in 2004. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2006.

Expected Rate of Return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten-year compounded annual return of 9.0 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2005, the pension plan assets yielded a positive return of 4.2 percent, compared to positive returns of 17.6 percent in 2004 and 24.8 percent in 2003. Our expected rate of return in 2005 equaled 8.5 percent, which remained unchanged from 2004 and 2003. In 2005 our expected return on plan assets was higher than our actual return on plan assets while in 2004 our expected return on plan assets was lower than our actual return on plans assets, the significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 and 2004 is primarily attributable to the fluctuations of the Pentair common stock during the respective years. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2006.

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

Pension-Related Adjustments to Equity

In 2003, the financial markets recovered and resulted in a positive return on plan assets of 24.8 percent which eliminated $20.9 million of the 2002 $29.2 million charge to shareholders’ equity. The charge did not impact earnings. In 2004, our discount rate was lowered from 6.25 percent to 5.75 percent. However, the change in the discount rate assumption was offset by higher than anticipated returns on assets and thus, did not significantly affect our shareholders’ equity. In 2005, the lower discount rate for our foreign plans and the lower return on plan assets resulted in an after-tax charge to equity of $5.7 million.

Net Periodic Benefit Cost

Total net periodic pension benefit cost was $20.0 million in 2005, $19.2 million in 2004, and $15.7 million in 2003. Total net periodic pension benefit cost is expected to be approximately $24.5 million in 2006. The increasing trend in net periodic pension cost from 2003 forward is largely driven by the decrease in the discount rates and by actual returns on plan assets. The net periodic pension benefit cost for 2006 has been estimated assuming a discount rate of 5.75 percent and an expected return on plan assets of 8.5 percent.

Unrecognized Pension Losses

As of our December 31, 2005 measurement date, our pension plans have $93.4 million of cumulative unrecognized losses. To the extent the unrecognized loss exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years). The amount included in pension expense for loss amortization in 2005 was $2.8 million.

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

Our derivatives and other financial instruments consist of long-term debt (including current portion), interest rate swaps, and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position. As of December 31, 2005 and December 31, 2004, the net financial instrument position was a liability of $769.0 million and $766.5 million, respectively.

Interest Rate Risk

Our debt portfolio, including swap agreements, as of December 31, 2005, was primarily comprised of debt predominantly denominated in U.S. dollars (99%). This debt portfolio is composed of 52% fixed-rate debt and 48% variable-rate debt, considering the effects of our interest rate swaps. Taking into account the variable to fixed rate swap agreement we entered with an effective date of April 2006, our debt portfolio would be comprised of 66% fixed-rate debt and 34% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2005, a 100 basis point increase or decrease in interest rates would result in a $3.5 million increase or decrease in interest incurred.

Foreign Currency Risk

We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro. We held immaterial positions in foreign exchange-forward contracts as of December 31, 2005. We do not expect the effect of foreign exchange rates to have a material impact on our operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria. Management has excluded from its assessment the internal control over financial reporting at the thermal management businesses acquired from APW, Ltd. on December 1, 2005 and whose financial statements reflect total assets and total revenues constituting five percent and one percent, respectively, of the related consolidated financial statement amounts of the Company as of and for the year ended December 31, 2005.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for December 31, 2005. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

Randall J. Hogan Chairman and Chief Executive Officer	David D. Harrison Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pentair, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at the thermal management businesses acquired from APW, Ltd. on December 1, 2005, and whose financial statements reflect total assets and revenues constituting 5 percent and 1 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting at the thermal management business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended December 31, 2005, of the Company, and our report dated February 27, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s change in 2005 in its method of accounting for stock-based compensation.

Minneapolis, Minnesota
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, in 2005 the Company changed its method of accounting for stock-based compensation to conform to Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 27, 2006

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2005	2004	2003
	(In thousands, except per-share data)

Net sales	$2,946,579	$2,278,129	$1,642,987
Cost of goods sold	2,098,558	1,623,419	1,196,757

Gross profit	848,021	654,710	446,230
Selling, general and administrative	478,907	376,015	253,088
Research and development	46,042	31,453	22,932

Operating income	323,072	247,242	170,210
Gain on sale of investment	5,435	—	—
Interest income	576	721	386
Interest expense	45,565	37,931	26,781

Income from continuing operations before income taxes	283,518	210,032	143,815
Provision for income taxes	98,469	73,008	45,665

Income from continuing operations	185,049	137,024	98,150
Income from discontinued operations, net of tax	—	40,248	46,138
Loss on disposal of discontinued operations, net of tax	—	(6,047)	(2,936)

Net income	$185,049	$171,225	$141,352

Earnings per common share
Basic
Continuing operations	$1.84	$1.38	$1.00
Discontinued operations	—	0.34	0.44

Basic earnings per common share	$1.84	$1.72	$1.44

Diluted
Continuing operations	$1.80	$1.35	$0.99
Discontinued operations	—	0.33	0.43

Diluted earnings per common share	$1.80	$1.68	$1.42

Weighted average common shares outstanding
Basic	100,665	99,316	97,876
Diluted	102,618	101,706	99,620

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	2004
	(In thousands, except
	share and per-share data)

ASSETS
Current assets
Cash and cash equivalents	$48,500	$31,495
Accounts and notes receivable, net of allowance of $31,053 and $35,968, respectively	423,847	396,459
Inventories	349,312	323,676
Deferred tax assets	48,971	49,074
Prepaid expenses and other current assets	24,394	24,433

Total current assets	895,024	825,137
Property, plant and equipment, net	311,839	336,302

Other assets
Non-current assets of discontinued operations	—	393
Goodwill	1,718,207	1,620,404
Intangibles, net	266,533	258,126
Other	62,152	80,213

Total other assets	2,046,892	1,959,136

Total assets	$3,253,755	$3,120,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$4,137	$11,957
Accounts payable	207,320	195,289
Employee compensation and benefits	95,552	104,821
Accrued product claims and warranties	43,551	42,524
Current liabilities of discontinued operations	192	192
Income taxes	17,518	27,395
Accrued rebates and sales incentives	45,374	41,618
Other current liabilities	111,026	103,083

Total current liabilities	524,670	526,879
Long-term debt	748,477	724,148
Pension and other retirement compensation	152,780	135,356
Post-retirement medical and other benefits	73,949	69,667
Deferred tax liabilities	125,785	142,873
Other non-current liabilities	70,455	70,804
Non-current liabilities of discontinued operations	2,029	3,054

Total liabilities	1,698,145	1,672,781
Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3;
101,202,237 and 100,967,385 shares issued and outstanding, respectively	16,867	16,828
Additional paid-in capital	518,751	517,369
Retained earnings	1,020,978	889,063
Unearned restricted stock compensation	—	(7,872)
Accumulated other comprehensive income	(986)	32,406

Total shareholders’ equity	1,555,610	1,447,794

Total liabilities and shareholders’ equity	$3,253,755	$3,120,575

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004	2003
	(In thousands)

Operating activities
Net income	$185,049	$171,225	$141,352
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	—	(40,248)	(46,138)
Loss on disposal of discontinued operations	—	6,047	2,936
Depreciation	56,565	47,063	40,809
Amortization	15,995	7,501	377
Deferred income taxes	5,898	16,736	31,319
Stock compensation	24,186	6,345	4,003
Excess tax benefits from stock-based compensation	(8,676)	—	—
Gain on sale of investment	(5,435)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(20,946)	26,918	(5,080)
Inventories	(19,201)	(51,996)	13,174
Prepaid expenses and other current assets	(120)	2,176	(4,781)
Accounts payable	6,629	17,274	(12,758)
Employee compensation and benefits	(21,394)	4,596	4,813
Accrued product claims and warranties	(1,099)	2,993	(1,756)
Income taxes	10,357	6,352	5,437
Other current liabilities	4,609	8,879	(3,336)
Pension and post-retirement benefits	16,512	11,508	(2,108)
Other assets and liabilities	(439)	6,794	6,769

Net cash provided by continuing operations	248,490	250,163	175,032
Net cash (used for) provided by operating activities of discontinued operations	(632)	13,928	87,907

Net cash provided by operating activities	247,858	264,091	262,939
Investing activities
Capital expenditures	(62,471)	(48,867)	(43,622)
Proceeds from sale of property and equipment	17,111	—	—
Acquisitions, net of cash acquired	(150,534)	(869,155)	(229,094)
Divestitures	(10,155)	773,399	(2,400)
Proceeds from sale of investment	23,835	—	—
Other	(2,071)	60	(5,246)

Net cash used for investing activities	(184,285)	(144,563)	(280,362)
Financing activities
Net short-term repayments	—	(4,162)	(873)
Proceeds from the Bridge Facility	—	850,000	—
Repayment of the Bridge Facility	—	(850,000)	—
Proceeds from long-term debt	413,279	343,316	780,857
Repayment of long-term debt	(395,978)	(440,518)	(709,886)
Excess tax benefits from stock-based compensation	8,676	—	—
Proceeds from exercise of stock options	8,380	10,862	5,795
Repurchases of common stock	(25,000)	(4,200)	(1,589)
Dividends paid	(53,134)	(43,128)	(40,494)

Net cash (used for) provided by financing activities	(43,777)	(137,830)	33,810
Effect of exchange rate changes on cash	(2,791)	1,808	(8,046)

Change in cash and cash equivalents	17,005	(16,494)	8,341
Cash and cash equivalents, beginning of period	31,495	47,989	39,648

Cash and cash equivalents, end of period	$48,500	$31,495	$47,989

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Unearned	Accumulated
			Additional		non-vested	other
	Common shares		paid-in	Retained	stock	comprehensive		Comprehensive
	Number	Amount	capital	earnings	compensation	income (loss)	Total	income
	(In thousands, except share and per-share data)

Balance — December 31, 2002	98,444,900	8,204	482,695	660,108	(5,138)	(40,145)	1,105,724
Net income				141,352			141,352	$141,352
Change in cumulative translation adjustment						27,220	27,220	27,220
Adjustment in minimum pension liability, net of $13,339 tax expense						20,864	20,864	20,864
Changes in market value of derivative financial instruments						(2,107)	(2,107)	(2,107)

Comprehensive income								$187,329

Tax benefit of stock options			1,696				1,696
Cash dividends — $0.41 per common share				(40,494)			(40,494)
Share repurchases	(80,000)	(7)	(1,582)				(1,589)
Exercise of stock options, net of 208,378 shares tendered for payment	448,300	37	5,758				5,795
Issuance of restricted shares, net of cancellations	254,732	21	4,727		(4,748)		—
Amortization of restricted shares					3,697		3,697
Shares surrendered by employees to pay taxes	(62,848)	(5)	(1,094)				(1,099)
Stock compensation			419				419

Balance — December 31, 2003	99,005,084	$8,250	$492,619	$760,966	$(6,189)	$5,832	$1,261,478
Net income				171,225			171,225	$171,225
Change in cumulative translation adjustment						25,359	25,359	25,359
Adjustment in minimum pension liability, net of $279 tax benefit						(437)	(437)	(437)
Changes in market value of derivative financial instruments						1,652	1,652	1,652

Comprehensive income								$197,799

Tax benefit of stock options			17,185				17,185
Cash dividends — $0.43 per common share				(43,128)			(43,128)
Stock dividend		8,276	(8,276)				—
Share repurchases	(105,500)	(17)	(4,183)				(4,200)
Exercise of stock options, net of 1,150,623 shares tendered for payment	1,832,016	305	10,557				10,862
Issuance of restricted shares, net of cancellations	341,728	26	8,146		(7,675)		497
Amortization of restricted shares					5,992		5,992
Shares surrendered by employees to pay taxes	(105,943)	(12)	(3,085)				(3,097)
Stock compensation			4,406				4,406

Balance — December 31, 2004	100,967,385	$16,828	$517,369	$889,063	$(7,872)	$32,406	$1,447,794
Net income				185,049			185,049	$185,049
Change in cumulative translation adjustment						(28,406)	(28,406)	(28,406)
Adjustment in minimum pension liability, net of $3,645 tax benefit						(5,702)	(5,702)	(5,702)
Changes in market value of derivative financial instruments						716	716	716

Comprehensive income								$151,657

Effect of accounting change (SFAS 123R)			(7,872)		7,872		—
Tax benefit of stock options			10,707				10,707
Cash dividends — $0.13 per common share				(53,134)			(53,134)
Share repurchases	(755,663)	(126)	(24,874)				(25,000)
Exercise of stock options, net of 549,150 shares tendered for payment	747,282	125	1,371				1,496
Issuance of restricted shares, net of cancellations	289,764	48	248				296
Shares surrendered by employees to pay taxes	(46,531)	(8)	(1,920)				(1,928)
Stock compensation			23,722				23,722

Balance — December 31, 2005	101,202,237	$16,867	$518,751	$1,020,978	$—	$(986)	$1,555,610

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

Effective after the close of business October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation. Our consolidated financial statements have been restated to reflect the Tools Group as a discontinued operation for all periods presented.

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

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Sales Returns

The right of return may exist explicitly or implicitly with our customers. Revenue from a transaction is recognized only if our price is fixed and determinable at the date of sale; the customer has paid or is obligated to pay; the customer’s obligation would not be changed in the event of theft, physical destruction, or damage of the product; the customer has economic substance apart from our Company; we do not have significant obligations for future performance to directly bring about resale of the product by the customer; and the amount of returns can reasonably be estimated.

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

Pricing Arrangements

Pricing is established up front with our customers, and we record sales at the agreed upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying OEM customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.

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

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

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

Trade Receivables and Concentration of Credit Risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10 percent of total net receivable balances as of December 31, 2005 and 2004, respectively.

In December 2004, we entered into a one-year Accounts Receivable Purchase Agreement whereby designated customer accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. These receivables consisted of specific invoices that were assigned and subject to a filed security interest. We acted as the agent for the third-party, providing collections and claims services. Following the initial settlement period, we were required to transfer payments, make adjustment to invoice amounts and pay interest (at LIBOR plus 1.05%) on the assigned receivables to the third-party on a monthly basis. We were also required to maintain trade credit insurance on the sold receivables. Receivable sales could have occurred on the settlement date or as the third-party permitted, up to a maximum total outstanding amount of $30 million, with the ability to make additional sales as sold receivables are repaid. The Accounts Receivable Purchase Agreement was not renewed in 2005.

As of December 31, 2004, we had sold an approximate $22.0 million interest in our pool of accounts receivable to a third-party financial institution to mitigate the credit risk associated with the receivable balance of a large customer. In compliance with Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in the consolidated balance sheets and the proceeds are included in the cash flows from operating activities in the consolidated statement of cash flows. As the estimated present value of the receivables sold approximated the carrying amount, no gain or loss was recorded in 2004.

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

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

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

Goodwill is tested for impairment on an annual basis. During the fourth quarter of 2005, we completed our annual impairment test of goodwill and determined there was no impairment.

The primary identifiable intangible assets of Pentair include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology, and customer relationships. Under the provisions of SFAS No. 142, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually, or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2005, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

Cost and Equity Method Investments

We have investments that are accounted for at historical cost or, if we have significant influence over the investee, using the equity method. Pentair’s proportionate share of income or losses from investments accounted for under the equity method is recorded in the consolidated statements of income. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition, and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical results of operations and projected results and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

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

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

Environmental

In accordance with SOP 96-1, Environmental Remediation Liabilities, we recognize environmental clean-up liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental clean-up is estimated by engineering, financial, and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (PRPs) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental clean-up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in clean-up technologies, and additional information about the ultimate clean-up remedy that is used could significantly change our estimates. Accruals for environmental liabilities are included in other liabilities in the Consolidated Balance Sheets.

Insurance Subsidiary

We insure general and product liability, property, workers’ compensation, and automobile liability risks through our wholly- owned captive insurance subsidiary. Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2005 and 2004, reserves for policy claims were $45.8 million ($10.0 million included in accrued product claims and warranties and $35.8 million included in other noncurrent liabilities) and $38.8 million ($10.0 million included in accrued product claims and warranties and $28.8 million included in other noncurrent liabilities), respectively.

Stock-Based Compensation

In the fourth quarter of 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. (SFAS) 123R (revised 2004), Share Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) requiring us to recognize expense related to the fair value of our stock-based compensation awards. We adopted SFAS 123R effective January 1, 2005 using the modified retrospective transition method permitted by SFAS 123R. Under this transition method, restatement of only the interim financial statements in the year of adoption is permitted. We did not restate the financial information for 2004 and 2003 as a result of the adoption. In connection with the adoption, the expense in the proforma disclosures related to stock-based compensation was corrected for immaterial errors, resulting in no change to previously reported quarterly proforma earnings per share. The adoption of SFAS 123R in 2005 resulted in the recognition of incremental pre-tax stock-based compensation expense of $16.4 million, a reduction in net income of $12.0 million, a reduction in basic and diluted earnings per share of $.12, a reduction in cash flows from operating activities of $8.7 million and an increase in cash flows from financing activities of $8.7 million. We additionally reclassified our unearned compensation on non-vested share awards of $7.9 million to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested share awards was immaterial.

In accordance with SFAS 123R the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period).

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants in 2005 have been accounted for as a new award and measured using the fair value method under SFAS 123R, resulting in the inclusion of additional compensation expense in our consolidated statement of income. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

Prior to January 1, 2005 we applied the recognition and measurement principles of APB 25 to our stock options and other stock-based compensation plans as permitted pursuant to SFAS 123.

In accordance with APB 25, cost for stock-based compensation is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of Pentair’s common stock at the date of grant, thereby resulting in no recognition of compensation expense by Pentair. However, from time to time, we have elected to modify the terms of the original grant. Those modified grants have been accounted for as a new award and measured using the intrinsic value method under APB 25, resulting in the inclusion of compensation expense in our consolidated statement of income. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested share awards was shown as a reduction to shareholders’ equity.

Earnings Per Common Share

Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, including the dilutive effects of stock options and non-vested shares. Unless otherwise noted, references are to diluted earnings per share.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Basic and diluted earnings per share were calculated using the following:

	2005	2004	2003
	(In thousands, except per-share data)

Earnings per common share — basic
Continuing operations	$185,049	$137,024	$98,150
Discontinued operations	—	34,201	43,202

Net income	$185,049	$171,225	$141,352

Continuing operations	$1.84	$1.38	$1.00
Discontinued operations	—	0.34	0.44

Basic earnings per common share	$1.84	$1.72	$1.44

Earnings per common share — diluted
Continuing operations	$185,049	$137,024	$98,150
Discontinued operations	—	34,201	43,202

Net income	$185,049	$171,225	$141,352

Continuing operations	$1.80	$1.35	$0.99
Discontinued operations	—	0.33	0.43

Diluted earnings per common share	$1.80	$1.68	$1.42

Weighted average common shares outstanding — basic	100,665	99,316	97,876
Dilutive impact of stock-based compensation	1,953	2,390	1,744

Weighted average common shares outstanding — diluted	102,618	101,706	99,620

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	1,040	42	1,246

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

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS 133, as amended. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales.

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

New Accounting Standards to be Adopted in the Future

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. The adoption of SFAS 153 is not expected to have a material impact on our consolidated financial position, results of operations or cash flow.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but do not expect SFAS 151 to have a material impact.

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and is required to be adopted by us on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

2.	Acquisitions

On December 1, 2005, we acquired McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $140.0 million, including a cash payment of $138.9 million and transaction costs of $1.1 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, and security

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

markets as part of our Technical Products Group. Goodwill recorded as part of the initial purchase price allocation was $93.7 million, all of which is tax deductible. Preliminary estimates of identifiable intangible assets acquired as part of the acquisition were $18.9 million, including definite-lived intangibles of $9.8 million with a weighted average amortization period of 10.0 years. We continue to evaluate the purchase price allocation for the Thermal acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available in 2006.

On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, and debt assumed of $0.1 million. The DEP product line addressees the water and wastewater markets as part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of $14.0 million, and cash acquired of $15.2 million. This includes an additional $0.4 million of transaction costs recorded in the first three quarters of 2005. WICOR manufactures water system, filtration, and pool equipment products primarily under the STA-RITE®, SHURflo®, and Hypro® brands. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (the “Bridge Facility”) and through additional borrowings available under our existing credit facility.

Identifiable intangible assets acquired as part of the acquisition were $181.5 million, including $102.0 million of definite-lived intangible assets, including patented and proprietary technology of $39.6 million with a weighted average amortization period of 11.6 years and customer relationships of $62.4 million with a weighted average amortization period of 18.0 years. We ascribed useful lives to patented and proprietary technology based on an analysis of the legal and contractual provisions. In addition, we ascribed a useful life of 18.0 years to customer relationships based on an analysis of customer attrition rates, the stability of product technology, and the value of proven customer service in retaining long standing customers. Due to a relatively flat forecasted attrition pattern, we will amortize the customer relationship balance on a straight-line basis over its estimated useful life.

Goodwill recorded as part of the final purchase price allocation was adjusted to $612.4 million, of which $70.6 million is tax deductible.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2005, and 2004 are presented as if the acquisitions had been completed at the beginning of each period presented.

	Years Ended December 31
	2005	2004
	(In thousands, except
	per-share data)

Pro forma net sales from continuing operations	$3,068,371	$2,091,238
Pro forma net income from continuing operations	186,215	152,156
Pro forma net income	186,215	186,357
Pro forma earnings per common share — continuing operations
Basic	$1.85	$1.53
Diluted	$1.81	$1.50
Weighted average common shares outstanding
Basic	100,665	99,316
Diluted	102,618	101,706

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

Effective after the close of business October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”) for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments. We used the proceeds from the Tools Group sale and borrowings under our credit facility to repay, on October 4, 2004, the $850 million Bridge Facility used to acquire WICOR. We retained certain insurance liabilities, employee compensation and benefit liabilities, environmental liabilities, pension obligations, and post-retirement obligations of the Tools Group. In the fourth quarter of 2004, we recorded a loss on the disposal of the Tools Group of $6.0 million, net of a tax provision of $9.0 million. In July of 2005, we paid $10.4 million to BDK related to purchase price adjustments. We currently have an outstanding dispute over the net asset value of the Tools Group and may be required to repay some portion of the proceeds to BDK. We believe our accrual at December 31, 2005 is an adequate reserve amount for any potential liability. We expect resolution of this matter in the first quarter of 2006.

In 2001, we completed the sale of our Service Equipment businesses (Century Mfg. Co./Lincoln Automotive Company) to Clore Automotive, LLC for total consideration of $18.2 million and we completed the sale of Lincoln Industrial to affiliates of The Jordan Company LLC (Jordan), other investors, and members of management of Lincoln Industrial for total consideration of $78.4 million, including the retention of a preferred stock interest. In January 2003, we paid $2.4 million for a final adjustment to the selling price related to the disposition of Lincoln Industrial, which was offset by a previously established reserve. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million primarily due to a reduction in estimated proceeds related to exiting two remaining facilities.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the Tools Group. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations to the total net assets of Pentair.

	2005	2004*	2003
	(In thousands)

Net sales	$—	$842,110	$1,081,378
Income (loss) from discontinued operations before income taxes	—	65,232	74,803
Income tax (benefit) expense	—	24,984	28,665

Income from discontinued operations, net of income taxes	—	40,248	46,138
Gain (loss) on disposal of discontinued operations	(4,197)	2,990	(4,517)
Income tax (benefit) expense	(4,197)	9,037	(1,581)

Loss on disposal of discontinued operations, net of tax	$—	$(6,047)	$(2,936)

*	Includes discontinued operations through the date of divestiture, October 2, 2004.

During 2005 we recorded an additional loss on the disposal of discontinued operations of $4.2 million. The additional loss relates to increased reserve requirements for product recalls and contingent purchase price adjustments associated with the sale of our former Tools Group. We recorded a $4.2 million benefit in our income tax provision related to discontinued operations. The effective tax rate in 2005 for discontinued operations differs from the statutory rate due primarily to research and development tax credits and permanent book/tax differences.

During 2004 and 2003 our income tax provision related to discontinued operations was $34.0 million and $27.1 million, respectively. The effective tax rate of the discontinued operations for 2004 and 2003 differs from the statutory rate due primarily to state and foreign taxes. The tax provision resulting from the Tools Group sale transaction was $9.0 million. This amount, reflected in the $34.0 million amount above, differs from the statutory rate due primarily to state and foreign taxes which were impacted by the form of the transaction and the geographic locations of the assets that were sold.

Net (liabilities) assets of discontinued operations consist of the following:

	2005	2004
	(In thousands)

Property, plant, and equipment, net	$—	$393
Current liabilities	192	192
Other noncurrent liabilities	2,029	3,054

Total liabilities	2,221	3,246

Net (liabilities) assets of discontinued operations	$(2,221)	$(2,853)

At December 31, 2005 and 2004, the liabilities totaling $2.2 million and $3.2 million, respectively, represent the estimated future cash outflows associated with the exit from a leased facility.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

4.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2005 by segment is as follows:

		Technical
	Water	Products	Consolidated
	(In thousands)

Balance at December 31, 2004	$1,422,175	$198,229	$1,620,404
Acquired	9,270	93,735	103,005
Purchase accounting adjustments	13,773	—	13,773
Foreign currency translation	(11,938)	(7,037)	(18,975)

Balance at December 31, 2005	$1,433,280	$284,927	$1,718,207

Purchase accounting adjustments recorded in 2005 relate to the WICOR, DEP, and ESSEF acquisitions. During 2005 we finalized our evaluation of the purchase price allocation for the WICOR acquisition, the adjustments primarily related to contingent liabilities, reserves for plant rationalizations, and deferred income taxes. During the fourth quarter of 2005 we made an adjustment to reverse a pre-acquisition tax contingency reserve related to the ESSEF acquisition.

The detail of acquired intangible assets consisted of the following:

	2005			2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
	(In thousands)

Finite-life intangible assets
Patents	$15,685	$(4,135)	$11,550	$14,659	$(2,239)	$12,420
Non-compete agreements	3,937	(2,021)	1,916	7,464	(4,237)	3,227
Proprietary technology	51,386	(5,107)	46,279	45,145	(1,896)	43,249
Customer relationships	87,707	(8,647)	79,060	84,044	(3,451)	80,593

Total finite-life intangible assets	$158,715	$(19,910)	$138,805	$151,312	$(11,823)	$139,489

Indefinite-life intangible assets
Brand names	$127,728	$—	$127,728	$118,637	$—	$118,637
Total intangibles, net			$266,533			$258,126

Intangible asset amortization expense in 2005, 2004, and 2003 was $11.7 million, $7.5 million, and $1.5 million, respectively. The increase in amortization expense between 2005 and 2004 was primarily the result of the WICOR acquisition. In the third quarter of 2004, we recorded $102.0 million of finite-lived intangible assets, including patented and proprietary technology of $39.6 million with a weighted average amortization period of 11.6 years and customer relationships of $62.4 million with a weighted average amortization period of 18.0 years.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

	2006	2007	2008	2009	2010
	(In thousands)

Estimated amortization expense	$12,278	$11,959	$11,046	$10,864	$10,360

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

5.	Supplemental Balance Sheet Information

	2005	2004
	(In thousands)

Inventories
Raw materials and supplies	$146,389	$126,816
Work-in-process	49,418	34,993
Finished goods	153,505	161,867

Total inventories	$349,312	$323,676

Property, plant and equipment
Land and land improvements	$24,432	$34,230
Buildings and leasehold improvements	168,776	167,989
Machinery and equipment	483,639	464,974
Construction in progress	21,326	23,336

Total property, plant and equipment	698,173	690,529
Less accumulated depreciation and amortization	386,334	354,227

Property, plant and equipment, net	$311,839	$336,302

Certain inventories are valued at LIFO. If all inventories were valued at FIFO as of the end of 2005 and 2004, inventories would have been $351.1 million and $324.1 million, respectively.

Cost Method Investments

As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15 percent equity interest in the new organization — LN Holdings Corporation. During the second quarter of 2005 we sold our interest in the stock LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million or an after-tax gain of $3.5 million. The terms of the sale agreement establish two escrow accounts totaling $14 million. We received payments from an escrow of $0.2 million during the fourth quarter of 2005, increasing our gain. Any remaining escrow balances are to be distributed by April 2008 to former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on sale of this interest. The preferred stock was recorded at $18.4 million in other assets as December 31, 2004, which represented the estimated fair value of that investment at the time of the Lincoln Industrial sale.

Equity Method Investments

We have a 50 percent investment in FARADYNE Motors LLC at December 31, 2005, a joint venture with ITT Water Technologies, Inc. that began design, development, and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our financial statements as we do not have a controlling interest over the investment. The investment at December 31, 2005 was $1.2 million, which is net of our proportionate share of losses during 2005 of $1.2 million. Our proportionate share of earnings or losses is recorded on a one-month lag.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

6.  Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

	2005	2004	2003
	(In thousands)

Interest payments	$44,403	$49,339	$41,962
Income tax payments	79,414	63,488	46,598

7.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) consist of the following:

	2005	2004	2003
	(In thousands)

Minimum pension liability adjustments, net of tax	$(17,534)	$(11,832)	$(11,395)
Foreign currency translation adjustments	16,045	44,451	19,092
Market value of derivative financial instruments, net of tax	503	(213)	(1,865)

Accumulated other comprehensive income (loss)	$(986)	$32,406	$5,832

In 2005, the minimum pension liability adjustment increased compared to the prior year despite no change in the discount rate for the U.S. plans. The increase is attributable to lower than expected pension plan performance as well as a reduction in the discount rates associated with our foreign defined benefit plans. In 2004, the minimum pension liability remained relatively consistent compared to prior year despite the 50 basis point decrease in the discount rate to 5.75% as of December 31, 2004, as it was offset by our pension plan asset performance. The net foreign currency translation loss in 2005 of $28.4 million was the result of the weakening of the U.S. dollar against the Euro. The net foreign currency gain in 2004 of $25.4 million, was primarily the result of a stronger U.S. dollar against the Euro and Canadian dollar currencies. Changes in the market value of derivative financial instruments was impacted primarily by the maturities of derivatives and changing interest rates. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

8.  Debt

Long-term debt and the average interest rate on debt outstanding as of December 31 is summarized as follows:

	Average
	Interest Rate
	December 31,	Maturity	December 31	December 31
	2005	(Year)	2005	2004
	(In thousands)

Commercial paper, maturing within 54 days	4.74%		$144,656	$178,008
Revolving credit facilities	4.93%	2010	112,300	53,700
Private placement — fixed rate	5.50%	2007-2013	135,000	135,000
Private placement — floating rate	4.80%	2013	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000
Other	2.55%	2006-2009	6,285	14,394

Total contractual debt obligations			748,241	731,102
Interest rate swap monetization deferred income			4,373	5,539
Fair value adjustment of hedged debt			—	(536)

Total long-term debt, including current portion per balance sheet			752,614	736,105
Less current maturities			(4,137)	(11,957)

Long-term debt			$748,477	$724,148

As of December 31, 2005, we had a $800 million multi-currency revolving credit facility (the “Credit Facility”) with various banks expiring on March 4, 2010. The interest rate on the loans under the Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

In July 2005, we amended our floating rate private placement note purchase agreement, decreasing the interest rate on the notes by .550% to LIBOR plus .600%. Additionally, the amendment extended the prepayment provisions of the note purchase agreement permitting prepayment on or after July 25, 2006.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2005, we had $144.7 million of commercial paper outstanding that matured within 54 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility. Availability under our Credit Facility at December 31, 2005, including outstanding commercial paper, was approximately $543.0 million.

Effective following the close of business on July 31, 2004, we completed the acquisition of WICOR. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million Bridge Facility and through additional borrowings available under our existing Credit Facility. The interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility was LIBOR plus 1.375%.

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

We were in compliance with all debt covenants as of December 31, 2005.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2005.

Long-term debt outstanding at December 31, 2005, matures on a calendar year basis by contractual debt maturity as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Contractual debt obligation maturities	$2,971	$37,910	$156	$250,129	$257,034	$200,041	$748,241
Other maturities	1,166	1,166	1,166	875	—	—	4,373

Total maturities	$4,137	$39,076	$1,322	$251,004	$257,034	$200,041	$752,614

9.  Derivative and Financial Instruments

Cash-Flow Hedges

We have a $100 million interest rate swap agreement with several major financial institutions, expiring July 2013, to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The swap becomes effective in April 2006, at the fixed interest rate of 4.68% plus .60% interest rate spread over LIBOR, resulting in a fixed interest rate of 5.28%. The fair value of the swap was an asset of $0.8 million at December 31, 2005. At December 31, 2004 we had a variable to fixed interest rate swap agreement outstanding with an aggregate notional amount of $20.0 million, with a fixed interest rate of 6.31 percent, this agreement expired in June 2005. The fair value of this swap was a liability of $0.4 million at December 31, 2004.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the balance sheet, with changes in fair values included in other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. We estimate the net derivative gains or losses that will be reclassified into earnings during 2006 will not be material. No hedging relationships were de-designated during 2005.

Fair Value Hedge

During 2002, we entered into a interest rate swap agreement to effectively convert $100 million of senior notes for the term of the notes (maturing October 2009) from a 7.85 percent fixed annual rate to a floating annual rate equal to the six-month LIBOR rate plus 3.69 percent. The fair value of the swap was a liability of $0.5 million at December 31, 2004. This swap agreement was designated and accounted for as a fair value hedge. Since this swap qualified for the short-cut method under SFAS No. 133, changes in the fair value of the swap (included in other long-term liabilities in the consolidated balance sheets) are offset by changes in the fair value of the designated debt being hedged. Consequently, there was no impact on net income or shareholders’ equity. During 2005, we terminated this swap agreement resulting in a nominal amount of proceeds.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Fair Value of Financial Instruments

The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2005		2004
	Recorded	Fair	Recorded	Fair
	Amount	Value	Amount	Value
	(In thousands)

Long-term debt, including current portion
Variable rate	$356,956	$356,956	$338,582	$338,582
Fixed rate	391,285	411,253	392,520	428,766

Total	$748,241	$768,209	$731,102	$767,348

Derivative financial instruments
Variable to fixed interest rate swap asset (liability)	$773	$773	$(350)	$(350)
Fixed to variable interest rate swap liability	—	—	(536)	(536)

Market value of derivative financial instruments	$773	$773	$(886)	$(886)

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms; and

•	interest rate swap agreements — fair value is based on market or dealer quotes.

10.  Income Taxes

Income from continuing operations before income taxes consisted of the following:

	2005	2004	2003
	(In thousands)

United States	$219,556	$159,679	$119,331
International	63,962	50,353	24,484

Income from continuing operations before taxes	$283,518	$210,032	$143,815

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The provision for income taxes for continuing operations consisted of the following:

	2005	2004	2003
	(In thousands)

Currently payable
Federal	$59,355	$42,730	$11,350
State	7,369	5,051	1,903
International	23,796	14,513	(1,160)

Total current taxes	90,520	62,294	12,093
Deferred
Federal and state	5,837	8,341	22,446
International	2,112	2,373	11,126

Total deferred taxes	7,949	10,714	33,572

Total provision for income taxes	$98,469	$73,008	$45,665

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

	2005	2004	2003
	(Percentages)

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.3	2.6	1.9
Tax effect of stock-based compensation	0.6	—	—
Tax effect of international operations	(1.2)	(1.4)	(2.6)
Tax credits	(1.5)	(1.4)	(2.1)
Domestic manufacturing deduction	(0.5)	—	—
ESOP dividend benefit	(0.3)	(0.3)	(0.5)
All other, net	0.3	0.3	0.1

Effective tax rate on continuing operations	34.7	34.8	31.8

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

During 2005, our effective tax rate was impacted by a benefit of $1.4 million related to R&D tax credits, a settlement of an IRS audit resulting in a release of tax contingency reserves of $1.3 million, a favorable adjustment related to the filing of our 2004 Federal tax return of $1.0 million. Our effective tax rate was also impacted favorably by tax deductions for profits associated with qualified domestic production activities. These favorable items are offset by a $3.2 million anticipated unfavorable settlement for a routine German tax examination related to prior years as well as the tax impact of the adoption of SFAS 123R.

During the fourth quarter of 2004, we repatriated approximately $75.0 million in extraordinary dividends, as defined in the American Jobs Creation Act of 2004 (the “Jobs Act”), consisting primarily of foreign proceeds resulting from the sale of the Tools Group. We elected to apply the provisions of Section 965 of the Internal Revenue Code, enacted as part of the Jobs Act, to the repatriated extraordinary dividends and therefore, were eligible to claim an eighty-five percent dividends received deduction for income tax purposes on the eligible amounts. The net tax cost of the repatriation of the extraordinary dividends, recorded in discontinued operations, was approximately $4.0 million.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2005, approximately $97.0 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. We believe that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2005 Deferred Tax		2004 Deferred Tax
	Assets	Liabilities	Assets	Liabilities
	(In thousands)

Accounts receivable allowances	$5,336	$—	$5,606	$—
Inventory valuation	—	3,055	354	—
Accelerated depreciation/amortization	—	28,047	—	37,349
Accrued product claims and warranties	38,781	—	33,778	—
Employee benefit accruals	92,487	—	72,810	—
Goodwill and other intangibles	—	150,793	—	140,126
Other, net	—	31,524	—	28,872

Total deferred taxes	$136,604	$213,419	$112,548	$206,347

Net deferred tax liability		$(76,815)		$(93,799)

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 2001 with no material adjustments and is currently auditing 2002 and 2003. In connection with the completion of the 1998 to 2001 Federal income tax audit, we adjusted certain income tax reserves established related to the periods under examination and recorded a benefit of $1.3 million to our first quarter 2005 income statement. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

Non-U.S. tax losses of $5.7 million and $5.3 million were available for carryforward at December 31, 2005 and 2004, respectively. A valuation allowance of $1.5 million and $1.6 million exists for deferred income tax benefits related to the loss carryforwards available that may not be realized as of December 31, 2005 and 2004, respectively. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. A majority of our non-U.S. tax losses can be carried forward indefinitely. The remaining non-U.S. tax losses will begin to expire in 2007.

11.	Benefit Plans

Pension and Post-Retirement Benefits

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we also provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. We use a December 31 measurement date each year.

The acquisition of WICOR in 2004 increased unfunded pension liabilities by approximately $23.7 million and increased post-retirement liabilities by approximately $32.1 million at December 31, 2004. Corresponding liabilities equal to the unfunded liabilities were recorded on WICOR’s opening balance sheet.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The sale of our Tools Group in 2004 decreased post-retirement liabilities at December 31, 2004 by approximately $4.8 million. In 2005 we completed the transfer of pension plan assets and related plan liabilities, resulting in a reduction in plan liabilities that was $3.8 million greater than the amount of plan assets transferred.

In 2004, under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a curtailment expense and special termination benefits totaling approximately $1.8 million due to the divestiture of the Tools Group.

On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. The Act expands Medicare to include coverage for prescription drugs. On May 19, 2004, the FASB issued FSP No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”, which requires current recognition of the federal subsidy that employers may receive for providing drug coverage to retirees. FSP No. 106-2 was effective for the Company July 4, 2004. The amount of subsidies we expect to receive is not material relative to our accumulated post-retirement benefit obligation.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Obligations and Funded Status

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension Benefits		Post-Retirement
	2005	2004	2005	2004
	(In thousands)

Change in benefit obligation
Benefit obligation beginning of year	$545,118	$419,616	$68,085	$36,903
Service cost	16,809	15,998	850	696
Interest cost	29,515	27,514	3,787	3,012
Amendments	158	—	—	—
Liability transfer	(22,432)	—	—	—
Special termination benefits	—	1,589	—	—
Actuarial (gain) loss	8,610	30,799	(11,669)	2,992
Acquisitions	—	91,433	—	32,136
Divestiture	—	(14,479)	—	(4,765)
Translation (gain) loss	(7,876)	3,906	—	—
Benefits paid	(27,798)	(31,258)	(3,487)	(2,889)

Benefit obligation end of year	$542,104	$545,118	$57,566	$68,085

Change in plan assets
Fair value of plan assets beginning of year	$381,281	$295,399	$—	$—
Actual return on plan assets	13,518	53,696	—	—
Asset transfer — acquisitions	—	67,709	—	—
Asset transfer — divestiture	(18,600)	(11,954)	—	—
Company contributions	4,133	7,193	3,487	2,889
Translation (loss) gain	(878)	496	—	—
Benefits paid	(27,798)	(31,258)	(3,487)	(2,889)

Fair value of plan assets end of year	$351,656	$381,281	$—	$—

Funded status
Plan assets less than benefit obligation	$(190,448)	$(163,837)	$(57,566)	$(68,085)
Unrecognized cost:
Net transition obligation	87	122	—	—
Net actuarial (gain) loss	93,398	76,694	(16,123)	(612)
Prior service cost (benefit)	774	915	(260)	(970)

Net amount recognized	$(96,189)	$(86,106)	$(73,949)	$(69,667)

Of the $190.4 million underfunding at December 31, 2005, $104.8 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Amounts recognized in the consolidated balance sheets of:

	Pension Benefits		Post-Retirement
	2005	2004	2005	2004
	(In thousands)

Prepaid benefit cost	$7,391	$8,428	$—	$—
Accrued benefit liability	(133,041)	(114,545)	(73,949)	(69,667)
Intangible asset	716	610	—	—
Accumulated other comprehensive income — pre-tax	28,745	19,401	—	—

Net amount recognized	$(96,189)	$(86,106)	$(73,949)	$(69,667)

The accumulated benefit obligation for all defined benefit plans was $463.1 million and $469.2 million at December 31, 2005, and 2004, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

	2005	2004
	(In thousands)

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$344,811	$107,605
Accumulated benefit obligation	457,932	201,591
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$344,811	$374,182
Projected benefit obligation	536,895	539,661

Components of net periodic benefit cost are as follows:

	Pension Benefits			Post-Retirement
	2005	2004	2003	2005	2004	2003
	(In thousands)

Service cost	$16,809	$15,998	$15,262	$850	$696	$558
Interest cost	29,515	27,513	23,890	3,787	3,012	2,273
Expected return on plan assets	(29,443)	(27,970)	(24,748)
Amortization of transition obligation	20	22	20	—	—	—
Amortization of prior year service cost (benefit)	289	450	650	(199)	(581)	(922)
Recognized net actuarial loss	2,764	1,446	672	—	—	—
Special termination benefits	—	1,589	—	—	—	—
Curtailment expense	—	185	—	—	—	—

Net periodic benefit cost	$19,954	$19,233	$15,746	$4,438	$3,127	$1,909

Continuing operations	$19,954	$14,897	$12,428	$4,438	$2,368	$942
Discontinued operations	—	4,336	3,318	—	759	967

Net periodic benefit cost	$19,954	$19,233	$15,746	$4,438	$3,127	$1,909

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Additional Information

	Pension Benefits
	2005	2004
	(In thousands)

Increase in minimum liability included in other comprehensive income, net of tax	$(5,702)	$(437)

Assumptions

Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension Benefits			Post-Retirement
	2005	2004	2003	2005	2004	2003
	(Percentages)

Discount rate	5.75	5.75	6.25	5.75	5.75	6.25
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension Benefits			Post-Retirement
	2005	2004	2003	2005	2004	2003
	(Percentages)

Discount rate	5.75	6.25	6.25	5.75	6.25	6.25
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

Discount Rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate of 5.75 percent in 2005 and 2004 and 6.25 percent in 2003. The discount rates on our foreign plans ranged from 2.00% to 4.90% in 2005 versus a range of 2.00% to 5.25% in 2004. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2006.

Expected Rate of Return

The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical ten-year compounded annual return of 9.0 percent, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2005, the pension plan assets yielded a positive return of 4.2 percent, compared to a positive return of 17.6 percent in 2004. Our expected rate of return in 2005 equaled 8.5 percent, which remained unchanged from 2004. In 2005 our expected return on plan assets was higher than our actual return on plan assets while in 2004 our expected return on plan assets was lower than our actual return on plans assets, the significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 and 2004 is primarily attributable to the fluctuations of the Pentair common stock price during the respective years. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2006.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

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

Pension-Related Adjustments to Equity

In 2003, the financial markets recovered and resulted in a positive return on plan assets of 24.8 percent which eliminated $20.9 million of the 2002 $29.2 million charge to shareholders’ equity. The charge did not impact earnings. In 2004, our discount rate was lowered from 6.25 percent to 5.75 percent. However, the change in the discount rate assumption was offset by higher than anticipated returns on assets and thus, did not significantly affect our shareholders’ equity. In 2005, our discount rate remained consistent with 2004; however, a lower return on plan assets as well as a decrease in the discount rates for our foreign plans resulted in an after-tax charge to equity of $5.7 million.

Net Periodic Benefit Cost

Total net periodic pension benefit cost was $20.0 million in 2005, $19.2 million in 2004, and $15.7 million in 2003. Total net periodic pension benefit cost is expected to be approximately $24.5 million in 2006. The increasing trend in net periodic pension cost from 2003 forward is largely driven by the decrease in the discount rate in 2005 and by actual returns on plan assets. The net periodic pension benefit cost for 2006 has been estimated assuming a discount rate of 5.75 percent and an expected return on plan assets of 8.5 percent.

Unrecognized Pension Losses

As of our December 31, 2005 measurement date, our pension plans have $93.4 million of cumulative unrecognized losses. To the extent the unrecognized loss exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years). The amount included in pension expense for loss amortization in 2005 was $2.8 million.

The assumed health care cost trend rates at December 31 are as follows:

	2005	2004

Health care cost trend rate assumed for next year	11.00%	11.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
	Increase	Decrease
	(In thousands)

Effect on total of service and interest cost	$291	$(251)
Effect on postretirement benefit obligation	2,458	(2,131)

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

Asset Allocation

Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

			Investment Policy
Asset Class	2005(1)	2004(1)	Target	Minimum	Maximum

Large Capitalization U.S. Stocks	19.5%	18.6%	20.0%	15.0%	25.0%
Mid Capitalization, U.S. Stocks	12.9%	11.9%	12.5%	7.5%	17.5%
Small Capitalization, U.S. Stocks	6.9%	3.2%	7.5%	2.5%	12.5%
Pentair Stock	9.5%	10.7%	10.0%	5.0%	15.0%
International (Non-U.S.) Stocks	21.2%	12.4%	20.0%	15.0%	25.0%
Private Equity	0.1%	0.2%	0.0%	0.0%	5.0%
Fixed Income (Bonds)	9.4%	10.6%	10.0%	5.0%	15.0%
Fund of Hedged Funds	20.5%	16.0%	20.0%	15.0%	25.0%
Cash	0.0%	16.4%

(1)	Actual asset allocation as of December 31, 2005 and 2004, respectively.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. From time to time, we may be outside our targeted ranges by amounts we deem acceptable.

At December 31, 2004, our cash balance was higher than normal due to the liquidation of the WICOR pension assets held in a separate trust. Those funds were transferred to our pension master trust and subsequent to December 31, 2004, a portion was reinvested in accordance with our targeted asset allocations. We transferred most of the remaining cash balance to BDK in conjunction with our transfer of certain pension benefit obligations related to the divested Tools Group. We do require a cash balance to be available to fund monthly benefit payments and administrative fees.

Equity securities include Pentair common stock in the amount of $32.6 million and $41.1 million at December 31, 2005 and 2004, respectively.

Cash Flows

Contributions

In 2005, pension contributions totaled $4.1 million, including $0.3 million of contributions to domestic defined benefit pension plans. In 2004, pension contributions totaled $7.2 million, including $2.7 million of contributions to domestic defined benefit pension plans. The contributions in 2005 and 2004 equaled or exceeded the minimum funding requirement. Our 2006 pension contributions are expected to be in the range of $5 million to $10 million.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

	Pension Benefits	Post-Retirement
	(In millions)

2006	$25.7	$4.0
2007	24.7	4.0
2008	25.9	4.0
2009	27.0	4.0
2010	28.1	4.0
2011-2015	166.9	21.7

Savings Plan

We have a 401(k) plan (the plan) with an employee stock ownership (ESOP) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. Matching contributions are made in cash to employees who meet certain eligibility and service requirements. Our matching contribution is fixed at 50 percent of eligible employee contributions, and is limited to 5 percent of employee compensation contributed by employees.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5 percent of annual eligible compensation.

Our combined expense for the plan and ESOP were approximately $8.8 million, $10.7 million, and $7.3 million, in 2005, 2004, and 2003, respectively.

12.	Shareholders’ Equity

Authorized Shares

We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock of up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2005 or December 31, 2004.

Purchase Rights

On December 10, 2004, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable upon the close of business on January 28, 2005 to the shareholders of record upon the close of business on January 28, 2005. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $240.00 per one one-hundredth of a share, subject to adjustment. However, the Rights are not exercisable unless certain change in control events occur, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15 percent or more of our outstanding common stock. The description and terms of the Rights are set forth in a Rights Agreement, dated December 10, 2004. The Rights will expire on January 28, 2015, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. On January 28, 2005, the common share purchase rights issued pursuant to the Rights Agreement dated July 31, 1995 were redeemed in their entirety for an amount equal to $0.0025 per right.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Share Repurchases

In December 2004, the Board of Directors authorized the development of a program and process to repurchase shares of our common stock up to a maximum dollar limit of $25.0 million annually. There is no expiration associated with the authorization granted. In 2005, we repurchased 755,663 shares for $25.0 million under this plan. We have the authority in 2006 to repurchase shares up to a maximum dollar limit of $25.0 million. As of February 17, 2006 we had not repurchased any shares under this plan. In 2004 and 2003, respectively, we repurchased 105,500 shares and 80,000 shares of our common stock under similar plans.

13.	Stock Plans

Total stock-based compensation expense from continuing operations in 2005, 2004, and 2003 was $24.2 million, $6.3 million, and $4.0 million, respectively. The increase in 2005 is attributable to the adoption of SFAS 123R in the fourth quarter of 2005 using the modified retrospective transition method and restating interim periods in 2005. The adoption of SFAS 123R in 2005 resulted in the recognition of incremental pre-tax stock-based compensation of $16.4 million, a reduction in net income of $12.0 million, a reduction in basic and diluted earnings per share of $.12, a reduction in cash flows from operating activities of $8.7 million and an increase in cash flows from financing activities of $8.7 million. We additionally reclassified our unearned compensation on non-vested share awards of $7.9 million to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested share awards was immaterial.

The following table shows the 2005 quarterly impact of the adoption of the new accounting standard:

	2005
	First	Second	Third	Fourth	Year
	(In thousands, except per-share data)

Net income, prior to SFAS 123R adoption	$43,305	$64,522	$47,375	$41,845	$197,047
Impact of SFAS 123R adoption, net of tax	(3,124)	(3,143)	(2,842)	(2,889)	(11,998)

Net income, adjusted for SFAS 123R adoption	$40,181	$61,379	$44,533	$38,956	$185,049

Basic earnings per common share	$0.43	$0.64	$0.47	$0.42	$1.96
Impact of SFAS 123R adoption, net of tax	(0.03)	(0.03)	(0.03)	(0.03)	(0.12)

Basic earnings per common share	$0.40	$0.61	$0.44	$0.39	$1.84

Diluted earnings per common share	$0.42	$0.63	$0.46	$0.41	$1.92
Impact of SFAS 123R adoption, net of tax	(0.03)	(0.03)	(0.03)	(0.03)	(0.12)

Diluted earnings per common share	$0.39	$0.60	$0.43	$0.38	$1.80

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Prior to 2005, we applied APB 25 and the disclosure only provisions of SFAS No. 123. The following table illustrates the effect on income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2004 and 2003. The estimated fair value of each Pentair option is calculated using the Black-Scholes option-pricing model.

	2004	2003
	(In thousands, except
	per-share data)

Net income	$171,225	$141,352
Plus stock-based employee compensation included in net income, net of tax	6,558	2,414
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(17,958)	(8,015)

Net Income — pro forma	$159,825	$135,751

Earnings per common share
Basic — as reported	$1.72	$1.44
Plus stock-based employee compensation included in net income, net of tax	0.07	0.02
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.18)	(0.07)

Basic — pro forma	$1.61	$1.39

Diluted — as reported	$1.68	$1.42
Plus stock-based employee compensation included in net income, net of tax	0.07	0.02
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.18)	(0.08)

Diluted — pro forma	$1.57	$1.36

Weighted average common shares outstanding
Basic	99,316	97,876
Diluted	101,441	99,620

The amounts shown above are not indicative of the effect in future years since the estimated fair value of options is amortized on an accelerated basis to expense over the vesting period, and the number of options granted varies from year to year.

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2005		2004		2003

Risk-free interest rate	3.97%		2.83%		2.86%
Expected dividend yield	1.29%		1.54%		2.10%
Expected stock price volatility	34.50%		39.70%		40.00%
Expected lives	3	.6 yrs.	5	.2 yrs.	5	.0 yrs.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Omnibus Stock Incentive Plan

In April 2004, the Omnibus Stock Incentive Plan as Amended and Restated (the Plan) was approved by shareholders. The Plan authorizes the issuance of additional shares of our common stock and extends through April 2014. The Plan allows for the granting of:

•	nonqualified stock options;

•	incentive stock options;

•	non-vested shares;

•	rights to non-vested shares;

•	incentive compensation units (ICUs);

•	stock appreciation rights;

•	performance shares; and

•	performance units.

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

Non-Qualified and Incentive Stock Options

Under the Plan we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Option grants typically have a reload feature when shares are retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired.

Non-Vested Shares, Rights to Non-Vested Shares and ICUs

Under the Plan, eligible employees are awarded non-vested shares or rights to non-vested shares (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Non-vested share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the value of non-vested shares and rights to non-vested shares was $7.0 million in 2005, $6.3 million in 2004, and $3.7 million in 2003. ICUs are cash incentives granted to employees. Annual expense for ICUs was $0.0 million in 2005, $0.3 million in 2004, and $0.9 million in 2003.

Stock Appreciation Rights, Performance Shares, and Performance Units

Under the Plan, the compensation committee is permitted to issue these awards; however, there have been no issuances of these awards.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Outside Directors Nonqualified Stock Option Plan

Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the Directors Plan) with an exercise price equal to the market value of the shares on the option grant dates. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. The Directors Plan extends to January 2008.

Stock options

The following table summarizes stock option activity under all plans:

	2005
		Exercise	Remaining	Aggregate
Options Outstanding	Shares	Price(1)	Contractual Life(1)	Intrinsic Value

Balance January 1	5,487,018	$20.97
Granted	1,774,049	40.83
Exercised	(1,296,432)	19.25
Forfeited	(4,256)	26.31
Expired	(87,997)	32.51

Balance December 31	5,872,382	$27.18	7.0 years	$159,603,865

Options exercisable December 31	2,856,331	$22.60	5.6 years	$64,554,208
Shares available for grant December 31	9,767,068

(1)	Weighted average

The weighted-average grant date fair value of options granted in 2005, 2004, and 2003 was estimated to be $11.44, $8.64, and $5.76 per share, respectively. The total intrinsic value of options that were exercised during 2005, 2004, and 2003 was $29.5 million, $47.5 million, and $3.8 million, respectively. At December 31, 2005, the total unrecognized compensation cost related to stock options was $9.8 million. This cost is expected to be recognized over a weighted average period of 9 months.

Cash received from option exercises for the years ended December 31, 2005, 2004, and 2003 was $8.4 million, $10.9 million, and $5.8 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $10.7 million, $17.2 million, and $1.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

The following table summarizes non-vested share activity under all plans:

	2005
		Grant Date
Non-Vested Shares Outstanding	Shares	Fair Value(1)

Balance January 1	873,220	$19.27
Granted	300,943	40.87
Vested	(159,147)	41.73
Forfeited	(19,224)	39.49

Balance December 31	995,792	$24.98

(1)	Weighted average

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

As of December 31, 2005, there was $12.5 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of shares vested during the years ended December 31, 2005, 2004 and 2003, was $6.6 million, $12.4 million, and $3.8 million, respectively.

During 2005, we increased the contractual term of options for one individual resulting in additional compensation expense of $0.4 million under SFAS 123R. In 2004, we recorded $4.4 million of compensation expense under APB 25 related to the modification of option terms for employees terminated in association with our Tools Group divestiture.

14.	Business Segments

We classify our continuing operations into the following business segments:

•	Water — manufactures and markets essential products and systems used in the movement, treatment, storage and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — formerly referred to as Enclosures, designs, manufactures, and markets standard, modified and custom enclosures that house and protect sensitive controls, components; thermal management products; and accessories. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the sales and operating income of the segments and use a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Financial information by reportable business segment is included in the following summary:

	2005	2004	2003	2005	2004	2003
	Net Sales to External Customers			Operating Income (loss)
	(In thousands)

Water	$2,131,505	$1,563,394	$1,060,303	$267,138	$197,310	$143,962
Technical Products	815,074	714,735	582,684	109,229	87,844	51,094
Other	—	—	—	(53,295)	(37,912)	(24,846)

Consolidated	$2,946,579	$2,278,129	$1,642,987	$323,072	$247,242	$170,210

	Identifiable Assets(1)			Depreciation

Water	$2,501,297	$2,497,980	$1,321,128	$35,842	$26,751	$20,517
Technical Products	640,729	503,322	462,837	19,318	19,408	19,721
Other(1)	111,729	119,273	996,712	1,405	904	571

Consolidated	$3,253,755	$3,120,575	$2,780,677	$56,565	$47,063	$40,809

	Amortization			Capital Expenditures

Water	$11,494	$7,534	$1,543	$44,790	$24,981	$17,831
Technical Products	177	—	—	15,826	16,240	7,014
Other	4,324	(33)	(1,166)	1,855	7,646	18,777

Consolidated	$15,995	$7,501	$377	$62,471	$48,867	$43,622

(1)	All cash and cash equivalents are included in Other.

The following table presents certain geographic information:

	2005	2004	2003	2005	2004	2003
	Net sales to External Customers			Long-Lived Assets
	(In thousands)

U.S./Canada	$2,423,934	$1,858,224	$1,358,277	$235,021	$249,299	$175,361
Europe	378,418	319,285	239,102	53,701	62,025	42,167
Asia and other	144,227	100,620	45,608	23,117	24,978	15,578

Consolidated	$2,946,579	$2,278,129	$1,642,987	$311,839	$336,302	$233,106

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

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, no single customer accounted for more than 10 percent of segment sales in 2005, one customer accounted for about 11 percent and 12 percent of segment sales in 2004 and 2003, respectively. In our Technical Products segment, no single customer accounted for more than 10 percent of segment sales in 2005, 2004, or 2003.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

15.	Commitments and Contingencies

Operating Lease Commitments

Net rental expense under operating leases follows:

	2005	2004	2003
	(In thousands)

Gross rental expense	$33,651	$27,712	$24,407
Sublease rental income	(214)	(804)	(698)

Net rental expense	$33,437	$26,908	$23,709

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Minimum lease payments	$26,317	$20,978	$17,219	$14,151	$11,633	$22,555	$112,853
Minimum sublease rentals	(487)	(407)	(407)	(339)	—	—	(1,640)

Net future minimum lease commitments	$25,830	$20,571	$16,812	$13,812	$11,633	$22,555	$111,213

Environmental

We have been named as defendants, targets, or potentially responsible parties (PRPs) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses over the last ten years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers both of the paper business and the ammunition business and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in 2005 and 2003 and our recorded accrual was adequate.

In addition, there are pending environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relates to operations no longer carried out at that site. We have established what we believe to be adequate accruals for remediation costs at this and other sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When it is probable and it is possible to provide reasonable estimates of our liability, with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2005 and 2004, our reserves for such environmental liabilities were approximately $6.4 million and $9.4 million, respectively, measured on an undiscounted basis. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

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

While we believe that a material adverse impact on our consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations, and cash flows for the proceedings and claims could change in the future.

Product Liability Claims

We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald our captive insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

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

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million, in January 2004. We had reserved for the amount of punitive damages awarded at the time of the Essef acquisition. A reserve for the $1.6 million interest cost was recorded in 2003. All of the personal injury cases have now been resolved through either settlement or trial.

The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, contribution and proof are decided against it, Essef’s experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which were decided in December 2005. Celebrity’s motion for indemnity from Essef for payments made by Celebrity for passenger claims of approximately $2.3 million was denied. Essef’s motion for dismissal of certain damage claims was denied without prejudice to renewal in conjunction with both parties’ motions to exclude certain expert testimony. We expect these motions to be adjudicated in March 2006. Trial has been scheduled for April 24, 2006. We believe our reserves for any liability to Celebrity are adequate and intend to vigorously defend against these claims.

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

We have guaranteed the indebtedness of one customer, whose outstanding debt at December 31, 2005 was $1.1 million. The debt amount is a declining balance and scheduled to be paid in full by June 2007. The liability relating to the guarantee is not material.

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The changes in the carrying amount of service and product warranties for the year ended December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Balance at beginning of the year	$32,524	$14,427
Service and product warranty provision	40,576	35,141
Payments	(44,123)	(32,237)
Acquired	2,231	14,899
Translation	2,343	294

Balance at end of the year	$33,551	$32,524

Stand-By Letters of Credit

In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2005, the outstanding value of these instruments totaled $38.8 million. As of December 31, 2004, the outstanding value of these instruments totaled $64.9 million, which included a $38.9 million stand-by letter of credit pertaining to an indemnified legal matter that was resolved in our favor during 2005, eliminating the bond requirement.

16.	Selected Quarterly Financial Data (Unaudited)

In the fourth quarter of 2005, we adopted SFAS 123R, Stock-Based Payment, using the modified retrospective method as of January 1, 2005. As a result, quarterly financial information for 2005 has been restated from the previously filed quarterly financial information for the impact of the adoption of SFAS 123R, see Note 13 for the reconciliation. As we did not retrospectively adopt SFAS 123R for all periods, the 2004 quarterly financial data remains unmodified.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The following table represents the 2005 quarterly financial information restated for the adoption of SFAS 123R:

	2005
	First	Second	Third	Fourth	Year
	(In thousands, except per-share data)

Net sales	$709,635	$788,523	$716,308	$732,113	$2,946,579
Gross profit	204,138	235,233	200,841	207,809	848,021
Operating income	72,086	107,234	76,880	66,872	323,072
Income from continuing operations	40,181	61,379	44,533	38,956	185,049
Income from discontinued operations, net of tax	—	—	—	—	—
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—
Net income	40,181	61,379	44,533	38,956	185,049
Earnings per common share(1)
Basic
Continuing operations	$0.40	$0.61	$0.44	$0.39	$1.84
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.40	$0.61	$0.44	$0.39	$1.84

Diluted
Continuing operations	$0.39	$0.60	$0.43	$0.38	$1.80
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.39	$0.60	$0.43	$0.38	$1.80

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The following table represents the 2005 quarterly financial information as previously reported:

	2005
	First	Second	Third
	(In thousands, except per-share data)

Net sales	$709,635	$788,523	$716,308
Gross profit	204,138	235,233	200,841
Operating income	76,373	104,978	80,776
Income from continuing operations	43,305	64,522	47,375
Income from discontinued operations, net of tax	—	—	—
Loss on disposal of discontinued operations, net of tax	—	—	—
Net income	43,305	64,522	47,375
Earnings per common share
Basic
Continuing operations	$0.43	$0.64	$0.47
Discontinued operations	—	—	—

Basic earnings per common share	$0.43	$0.64	$0.47

Diluted
Continuing operations	$0.42	$0.63	$0.46
Discontinued operations	—	—	—

Diluted earnings per common share	$0.42	$0.63	$0.46

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

The following table represents the 2004 quarterly financial information:

	2004
	First	Second	Third	Fourth	Year
	(In thousands, except per-share data)

Net sales	$488,453	$530,433	$607,767	$651,476	$2,278,129
Gross profit	140,073	161,651	169,784	183,202	654,710
Operating income	50,110	70,984	64,099	62,049	247,242
Income from continuing operations	28,242	41,993	33,092	33,697	137,024
Income from discontinued operations, net of tax	11,968	13,470	14,810	—	40,248
Loss on disposal of discontinued operations, net of tax	—	—	—	(6,047)	(6,047)
Net income	40,210	55,463	47,902	27,650	171,225
Earnings per common share(1)
Basic
Continuing operations	$0.29	$0.42	$0.33	$0.34	$1.38
Discontinued operations	0.12	0.14	0.15	(0.07)	0.34

Basic earnings per common share	$0.41	$0.56	$0.48	$0.27	$1.72

Diluted
Continuing operations	$0.28	$0.42	$0.32	$0.33	$1.35
Discontinued operations	0.12	0.13	0.15	(0.07)	0.33

Diluted earnings per common share	$0.40	$0.55	$0.47	$0.26	$1.68

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

17.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of December 31, 2005 and 2004, the related condensed consolidated statements of income and statements of cash flows for each of the three years in the period ended December 31, 2005, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$2,430,598	$640,918	$(124,937)	$2,946,579
Cost of goods sold	381	1,755,604	461,091	(118,518)	2,098,558

Gross profit	(381)	674,994	179,827	(6,419)	848,021
Selling, general and administrative	51,370	346,026	82,446	(935)	478,907
Research and development	—	35,589	10,453	—	46,042

Operating (loss) income	(51,751)	293,379	86,928	(5,484)	323,072
Gain on sale of investment	5,435	—	—	—	5,435
Net interest (income) expense	(63,743)	115,379	(1,163)	(5,484)	44,989

Income before income taxes	17,427	178,000	88,091	—	283,518
Provision for income taxes	6,057	60,823	31,589	—	98,469

Net income	$11,370	$117,177	$56,502	$—	$185,049

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$3,004	$4,362	$41,134	$—	$48,500
Accounts and notes receivable, net	543	338,439	118,896	(34,031)	423,847
Inventories	—	267,007	82,305	—	349,312
Deferred tax assets	74,116	34,039	8,154	(67,338)	48,971
Prepaid expenses and other current assets	7,658	8,798	12,999	(5,061)	24,394

Total current assets	85,321	652,645	263,488	(106,430)	895,024
Property, plant and equipment, net	5,681	228,858	77,300	—	311,839
Other assets
Investments in subsidiaries	1,983,857	42,174	84,804	(2,110,835)	—
Goodwill	—	1,488,425	229,782	—	1,718,207
Intangibles, net	—	240,084	26,449	—	266,533
Other	49,100	7,157	5,895	—	62,152

Total other assets	2,032,957	1,777,840	346,930	(2,110,835)	2,046,892

Total assets	$2,123,959	$2,659,343	$687,718	$(2,217,265)	$3,253,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,166	$76,269	$19,862	$(93,160)	$4,137
Accounts payable	836	167,256	72,531	(33,303)	207,320
Employee compensation and benefits	13,869	57,006	24,677	—	95,552
Accrued product claims and warranties	—	28,664	14,887	—	43,551
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	886	7,195	9,437	—	17,518
Accrued rebates and sales incentives	—	42,262	3,112	—	45,374
Other current liabilities	31,547	61,318	23,223	(5,062)	111,026

Total current liabilities	48,304	439,970	167,921	(131,525)	524,670
Long-term debt	745,162	1,710,648	12,344	(1,719,677)	748,477
Pension and other retirement compensation	75,743	28,386	48,651	—	152,780
Post-retirement medical and other benefits	24,155	49,794	—	—	73,949
Deferred tax liabilities	—	167,544	25,579	(67,338)	125,785
Due to/(from) affiliates	(356,365)	64,324	246,212	45,829	—
Other non-current liabilities	31,350	881	38,224	—	70,455
Non-current liabilities of discontinued operations	—	—	2,029	—	2,029

Total liabilities	568,349	2,461,547	540,960	(1,872,711)	1,698,145
Shareholders’ equity	1,555,610	197,796	146,758	(344,554)	1,555,610

Total liabilities and shareholders’ equity	$2,123,959	$2,659,343	$687,718	$(2,217,265)	$3,253,755

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$11,370	$117,177	$56,502	$—	$185,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,406	43,669	11,490	—	56,565
Amortization	4,324	10,652	1,019	—	15,995
Deferred income taxes	(12,161)	14,745	3,314	—	5,898
Stock compensation	11,350	10,954	1,882	—	24,186
Excess tax benefits from stock-based compensation	(4,072)	(3,929)	(675)	—	(8,676)
Gain on sale of investment	(5,435)	—	—	—	(5,435)
Intercompany dividends	23,890	(1,050)	(22,840)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,966	(13,346)	(23,120)	12,554	(20,946)
Inventories	—	(16,365)	(2,836)	—	(19,201)
Prepaid expenses and other current assets	1,524	(131)	(538)	(975)	(120)
Accounts payable	(6,876)	8,132	17,958	(12,585)	6,629
Employee compensation and benefits	(13,700)	(5,882)	(1,812)	—	(21,394)
Accrued product claims and warranties	—	(1,150)	51	—	(1,099)
Income taxes	14,252	(8,880)	4,985	—	10,357
Other current liabilities	7,035	(10,497)	7,065	1,006	4,609
Pension and post-retirement benefits	7,901	4,690	3,921	—	16,512
Other assets and liabilities	(8,794)	1,603	6,752	—	(439)

Net cash provided by continuing operations	34,980	150,392	63,118	—	248,490
Net cash used for discontinued operations	—	—	(632)	—	(632)

Net cash provided by operating activities	34,980	150,392	62,486	—	247,858
Investing activities
Capital expenditures	(1,854)	(43,706)	(16,911)	—	(62,471)
Proceeds from sales of property and equipment	—	16,532	579	—	17,111
Acquisitions, net of cash acquired	(150,534)	—	—	—	(150,534)
Investment in subsidiaries	139,641	(122,393)	(17,248)	—	—
Divestitures	(10,383)	289	(61)	—	(10,155)
Proceeds from sale of investments	23,835	—	—	—	23,835
Other	(100)	(2,275)	304	—	(2,071)

Net cash provided by (used for) investing activities	605	(151,553)	(33,337)	—	(184,285)
Financing activities
Proceeds from long-term debt	413,279	—	—	—	413,279
Repayment of long-term debt	(395,978)	—	—	—	(395,978)
Proceeds from exercise of stock options	8,380	—	—	—	8,380
Excess tax benefit from stock-based compensation	8,676	—	—	—	8,676
Repurchases of common stock	(25,000)	—	—	—	(25,000)
Dividends paid	(53,134)	—	—	—	(53,134)

Net cash used for financing activities	(43,777)	—	—	—	(43,777)
Effect of exchange rate changes on cash	8,901	(47)	(11,645)	—	(2,791)

Change in cash and cash equivalents	709	(1,208)	17,504	—	17,005
Cash and cash equivalents, beginning of period	2,295	5,570	23,630		31,495

Cash and cash equivalents, end of period	$3,004	$4,362	$41,134	$—	$48,500

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,868,579	$491,260	$(81,710)	$2,278,129
Cost of goods sold	186	1,358,877	344,845	(80,489)	1,623,419

Gross profit	(186)	509,702	146,415	(1,221)	654,710
Selling, general and administrative	64,951	253,173	59,112	(1,221)	376,015
Research and development	—	23,673	7,780	—	31,453

Operating (loss) income	(65,137)	232,856	79,523	—	247,242
Net interest (income) expense	(25,713)	55,410	7,513	—	37,210

Income (loss) before income taxes	(39,424)	177,446	72,010	—	210,032
Provision (benefit) for income taxes	(15,162)	63,791	24,379	—	73,008

Income (loss) from continuing operations	(24,262)	113,655	47,631	—	137,024
Income from discontinued operations, net of tax	—	—	40,248	—	40,248
Loss on disposal of discontinued operations, net of tax	—	—	(6,047)	—	(6,047)

Net (loss) income	$(24,262)	$113,655	$81,832	$—	$171,225

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets
Cash and cash equivalents	$2,295	$5,570	$23,630	$—	$31,495
Accounts and notes receivable, net	1,003	305,060	111,872	(21,476)	396,459
Inventories	—	236,057	87,619	—	323,676
Current assets of discontinued operations	—	—	—	—	—
Deferred tax assets	58,469	31,933	9,830	(51,158)	49,074
Prepaid expenses and other current assets	8,558	8,484	13,428	(6,037)	24,433

Total current assets	70,325	587,104	246,379	(78,671)	825,137
Property, plant and equipment, net	5,111	243,672	87,519	—	336,302
Other assets
Non-current assets of discontinued operations	—	—	393	—	393
Investments in subsidiaries	1,881,872	44,718	59,918	(1,986,508)	—
Goodwill	—	1,382,276	238,128	—	1,620,404
Intangibles, net	—	229,754	28,372	—	258,126
Other	69,479	6,110	4,624	—	80,213

Total other assets	1,951,351	1,662,858	331,435	(1,986,508)	1,959,136

Total assets	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,166	$369	$14,904	$(4,482)	$11,957
Accounts payable	5,350	148,266	62,391	(20,718)	195,289
Employee compensation and benefits	18,589	57,101	29,131	—	104,821
Accrued product claims and warranties	—	27,426	15,098	—	42,524
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	20,246	(15,871)	23,020	—	27,395
Accrued rebates and sales incentives	—	39,306	2,312	—	41,618
Other current liabilities	34,092	52,586	22,470	(6,065)	103,083

Total current liabilities	79,443	309,183	169,518	(31,265)	526,879
Long-term debt	720,545	1,668,639	12,491	(1,677,527)	724,148
Pension and other retirement compensation	58,289	25,432	51,635	—	135,356
Post-retirement medical and other benefits	25,160	44,507	—	—	69,667
Deferred tax liabilities	(249)	163,326	30,954	(51,158)	142,873
Due to/(from) affiliates	(339,363)	182,226	229,132	(71,995)	—
Other non-current liabilities	35,168	2,403	33,233	—	70,804
Non-current liabilities of discontinued operations	—	—	3,054	—	3,054

Total liabilities	578,993	2,395,716	530,017	(1,831,945)	1,672,781
Shareholders’ equity	1,447,794	97,918	135,316	(233,234)	1,447,794

Total liabilities and shareholders’ equity	$2,026,787	$2,493,634	$665,333	$(2,065,179)	$3,120,575

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2004

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$(24,262)	$113,655	$81,832	$—	$171,225
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(40,248)	—	(40,248)
Loss on disposal of discontinued operations	—	—	6,047	—	6,047
Depreciation	904	36,763	9,396	—	47,063
Amortization	4,569	2,726	206	—	7,501
Deferred income taxes	(1,122)	15,759	2,099	—	16,736
Stock-based compensation	1,743	4,249	353	—	6,345
Intercompany dividends	28,475	(9,475)	(19,000)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,167	9,858	7,778	8,115	26,918
Inventories	—	(43,865)	(8,131)	—	(51,996)
Prepaid expenses and other current assets	(3,527)	2,869	4,728	(1,894)	2,176
Accounts payable	3,823	20,412	394	(7,355)	17,274
Employee compensation and benefits	(2,709)	4,384	2,921	—	4,596
Accrued product claims and warranties	—	1,942	1,051	—	2,993
Income taxes	(11,633)	(5,778)	23,763	—	6,352
Other current liabilities	(242)	7,299	(42)	1,864	8,879
Pension and post-retirement benefits	4,980	3,168	3,360	—	11,508
Other assets and liabilities	6,371	1,379	(956)	—	6,794

Net cash provided by continuing operations	8,537	165,345	75,551	730	250,163
Net cash provided by discontinued operations	—	—	13,928	—	13,928

Net cash provided by operating activities	8,537	165,345	89,479	730	264,091
Investing activities
Capital expenditures	(1,886)	(32,254)	(14,727)	—	(48,867)
Acquisitions, net of cash acquired	(858,774)	—	(10,381)	—	(869,155)
Investment in subsidiaries	230,841	(131,066)	(133,246)	33,471	—
Divestitures	773,099	300	—	—	773,399
Equity investments	—	28	32	—	60

Net cash provided by (used for) investing activities	143,280	(162,992)	(158,322)	33,471	(144,563)
Financing activities
Net short-term borrowings (repayments)	(4,162)	—	—	—	(4,162)
Proceeds from the Bridge Facility	850,000	—	—	—	850,000
Repayment of the Bridge Facility	(850,000)	—	—	—	(850,000)
Proceeds from long-term debt	343,316	—	—	—	343,316
Repayment of long-term debt	(440,518)	—	—	—	(440,518)
Proceeds from exercise of stock options	10,862	—	—	—	10,862
Repurchases of common stock	(4,200)	—	—	—	(4,200)
Dividends paid	(43,128)	—	—	—	(43,128)

Net cash used for financing activities	(137,830)	—	—	—	(137,830)
Effect of exchange rate changes on cash	(15,065)	62	51,012	(34,201)	1,808

Change in cash and cash equivalents	(1,078)	2,415	(17,831)	—	(16,494)
Cash and cash equivalents, beginning of period	3,373	3,155	41,461	—	47,989

Cash and cash equivalents, end of period	$2,295	$5,570	$23,630	$—	$31,495

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net sales	$—	$1,358,874	$326,570	$(42,457)	$1,642,987
Cost of goods sold	—	1,006,638	234,850	(44,731)	1,196,757

Gross profit	—	352,236	91,720	2,274	446,230
Selling, general and administrative	54,206	173,308	23,300	2,274	253,088
Research and development	—	17,271	5,661	—	22,932

Operating (loss) income	(54,206)	161,657	62,759	—	170,210
Net interest (income) expense	(41,018)	48,591	18,822	—	26,395

Income (loss) before income taxes	(13,188)	113,066	43,937	—	143,815
Provision (benefit) for income taxes	(6,983)	35,044	17,604	—	45,665

Income (loss) from continuing operations	(6,205)	78,022	26,333	—	98,150
Income from discontinued operations, net of tax	—	—	46,138	—	46,138
Loss on disposal of discontinued operations, net of tax	—	—	(2,936)	—	(2,936)

Net (loss) income	$(6,205)	$78,022	$69,535	$—	$141,352

Pentair, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2003

	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Operating activities
Net income	$(6,205)	$78,022	$69,535	$—	$141,352
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	—	(46,138)	—	(46,138)
Loss on disposal of discontinued operations	—	—	2,936	—	2,936
Depreciation	571	32,327	7,911	—	40,809
Amortization	141	236	—	—	377
Deferred income taxes	354	13,110	17,855	—	31,319
Stock compensation	2,315	668	1,020	—	4,003
Intercompany dividends	51,571	(4,936)	(46,635)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	688	(11,847)	3,018	3,061	(5,080)
Inventories	—	12,653	521	—	13,174
Prepaid expenses and other current assets	(8,891)	(605)	1,677	3,038	(4,781)
Accounts payable	(2,247)	(8,030)	561	(3,042)	(12,758)
Employee compensation and benefits	470	4,042	301	—	4,813
Accrued product claims and warranties	—	(2,281)	525	—	(1,756)
Income taxes	7,685	(12,316)	10,068	—	5,437
Other current liabilities	11,513	(684)	(11,132)	(3,033)	(3,336)
Pension and post-retirement benefits	(3,586)	(936)	2,414	—	(2,108)
Other assets and liabilities	(152)	4,466	2,455	—	6,769

Net cash provided by continuing operations	54,227	103,889	16,892	24	175,032
Net cash provided by discontinued operations	—	—	87,907	—	87,907

Net cash provided by operating activities	54,227	103,889	104,799	24	262,939
Investing activities
Capital expenditures	(4,159)	(18,639)	(20,824)	—	(43,622)
Acquisitions, net of cash acquired	(228,647)	573	(1,020)	—	(229,094)
Investment in subsidiaries	121,289	(89,880)	(74,588)	43,179	—
Divestitures	(2,400)	—	—	—	(2,400)
Equity investments	—	—	(5,294)	—	(5,294)
Other	48	—	—	—	48

Net cash provided by (used for) investing activities	(113,869)	(107,946)	(101,726)	43,179	(280,362)
Financing activities
Net short-term borrowings (repayments)	(873)	—	—	—	(873)
Proceeds from long-term debt	780,857	—	—	—	780,857
Repayment of long-term debt	(709,886)	—	—	—	(709,886)
Proceeds from exercise of stock options	5,795	—	—	—	5,795
Repurchases of common stock	(1,589)	—	—	—	(1,589)
Dividends paid	(40,494)	—	—	—	(40,494)

Net cash provided by financing activities	33,810	—	—	—	33,810
Effect of exchange rate changes on cash	23,015	2,566	9,576	(43,203)	(8,046)

Change in cash and cash equivalents	(2,817)	(1,491)	12,649	—	8,341
Cash and cash equivalents, beginning of period	6,190	4,646	28,812	—	39,648

Cash and cash equivalents, end of period	$3,373	$3,155	$41,461	$—	$47,989

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2005, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2005 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required under this item with respect to directors is contained in our Proxy Statement for our 2006 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers in accordance with SEC rules. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/code.html. Pentair’s Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/code.html.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

Item 11.	Executive Compensation

Information required under this item is contained in our Proxy Statement for our 2006 annual meeting of shareholders under the captions “Election of Directors” and “Executive Compensation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information required under this item is contained in our Proxy Statement for our 2006 annual meeting of shareholders under the captions “Security Ownership of Management and Beneficial Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

No matters require disclosure here.

Item 14.	Principal Accounting Fees and Services

Information required under this item is contained in our Proxy Statement for our 2006 annual meeting of shareholders under the caption “Independent Auditor Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1) Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 98.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2006.

PENTAIR, INC.

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2006.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ David D. Harrison David D. Harrison		Executive Vice President and Chief Financial Officer

* Glynis A. Bryan		Director

* Richard J. Cathcart		Director

* Barbara B. Grogan		Director

* Charles A. Haggerty		Director

* David A. Jones		Director

* Augusto Meozzi		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

* Karen E. Welke		Director

*By	/s/ Louis L. Ainsworth Louis L. Ainsworth Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc. and Subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End of
	of Period	Expenses	Deductions -		Add (Deduct)		Period
	(In thousands)

Allowances for doubtful accounts
Year ended December 31, 2005	$18,775	$1,388	$5,931	(1)	$(215	)(2)	$14,017
Year ended December 31, 2004	$12,564	$2,663	$2,333	(1)	$5,881	(2)	$18,775
Year ended December 31, 2003	$10,525	$1,973	$1,664	(1)	$1,730	(2)	$12,564

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Result of acquisitions and foreign currency effects.

Exhibit Index

Exhibit
Number	Exhibit

3.1	Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).
3.2	Third Amended and Superceding By-Laws as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.4	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association, as Trustee, dated as of August 2, 2004 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).
4.5	Second Amended and Restated Credit Agreement dated as of March 4, 2005 among Pentair, Inc., various subsidiaries of Pentair, Inc. and various financial institutions therein and Bank of America, N.A., as Administrative Agent and Issuing Bank. (Incorporated by reference to Exhibit 99.1 contained in Pentair’s Current Report on Form 8-K dated March 4, 2005).
4.6	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
10.1	Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.8	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*

Exhibit
Number	Exhibit

10.9	Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.10	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Incorporated by reference to Exhibit 10.15 contained in Pentair’s annual Report on Form 10-K for the year ended December 31, 2003).*
10.11	Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).*
10.12	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.13	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, Frederick S. Koury, Michael G. Meyer, Jack J. Dempsey, and Charles M. Brown (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.14	Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).*
10.15	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.16	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix F contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.17	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix G contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.18	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.19	Amendment effective December 10, 2004 to the Pentair, Inc. Outside Director’s Nonqualified Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*
10.20	Summary of Board of Director Compensation, approved December 10, 2004 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*
10.21	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.22	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.