Form 10-Q
period 2006-04-01
PENTAIR INC
filed 2006-05-05
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 1, 2006
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On April 28, 2006, 101,670,992 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	April 1	April 2
In thousands, except per-share data	2006	2005

Net sales	$771,389	$709,635
Cost of goods sold	548,881	505,497

Gross profit	222,508	204,138
Selling, general and administrative	129,089	120,625
Research and development	14,863	11,427

Operating income	78,556	72,086
Net interest expense	13,284	11,276

Income from continuing operations before income taxes	65,272	60,810
Provision for income taxes	22,201	20,629

Income from continuing operations	43,071	40,181
Loss on disposal of discontinued operations, net of tax	(1,451)	—

Net income	$41,620	$40,181

Earnings (loss) per common share
Basic
Continuing operations	$0.43	$0.40
Discontinued operations	(0.01)	—

Basic earnings per common share	$0.42	$0.40

Diluted
Continuing operations	$0.42	$0.39
Discontinued operations	(0.01)	—

Diluted earnings per common share	$0.41	$0.39

Weighted average common shares outstanding
Basic	100,493	100,363
Diluted	102,492	102,463

Cash dividends declared per common share	$0.14	$0.13
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	April 1	December 31	April 2
In thousands, except share and per-share data	2006	2005	2005

Assets
Current assets
Cash and cash equivalents	$50,237	$48,500	$43,839
Accounts and notes receivable, net	520,968	423,847	475,603
Inventories	375,619	349,312	339,910
Deferred tax assets	44,432	48,971	49,913
Prepaid expenses and other current assets	28,921	24,394	27,838

Total current assets	1,020,177	895,024	937,103

Property, plant and equipment, net	314,164	311,839	335,063

Other assets
Goodwill	1,723,952	1,718,207	1,620,719
Intangibles, net	262,829	266,533	255,028
Other	67,561	62,152	81,009

Total other assets	2,054,342	2,046,892	1,956,756

Total assets	$3,388,683	$3,253,755	$3,228,922

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$4,246	$4,137	$17,423
Accounts payable	206,528	207,320	185,138
Employee compensation and benefits	75,536	95,552	76,873
Accrued product claims and warranties	42,238	43,551	44,297
Current liabilities of discontinued operations	—	192	192
Income taxes	27,195	17,518	24,285
Accrued rebates and sales incentives	23,353	45,374	26,352
Other current liabilities	94,418	111,026	104,588

Total current liabilities	473,514	524,670	479,148

Long-term debt	888,015	748,477	848,006
Pension and other retirement compensation	158,535	152,780	138,524
Post-retirement medical and other benefits	73,812	73,949	70,013
Deferred tax liabilities	123,663	125,785	145,294
Other non-current liabilities	76,452	70,455	72,431
Non-current liabilities of discontinued operations	—	2,029	2,866

Total liabilities	1,793,991	1,698,145	1,756,282

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3 ; 101,642,814, 101,202,237 and 101,601,836 shares issued and outstanding, respectively	16,940	16,867	16,934
Additional paid-in capital	524,904	518,751	517,344
Retained earnings	1,048,374	1,020,978	915,816
Accumulated other comprehensive income (loss)	4,474	(986)	22,546

Total shareholders’ equity	1,594,692	1,555,610	1,472,640

Total liabilities and shareholders’ equity	$3,388,683	$3,253,755	$3,228,922

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	April 1	April 2
In thousands	2006	2005

Operating activities
Net income	$41,620	$40,181
Adjustments to reconcile net income to net cash used for operating activities
Loss on disposal of discontinued operations	1,451	—
Depreciation	15,230	14,463
Amortization	4,258	3,993
Deferred income taxes	2,483	2,391
Stock compensation	6,646	6,160
Excess tax benefits from stock-based compensation	(2,532)	(3,731)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(95,541)	(85,608)
Inventories	(25,379)	(19,489)
Prepaid expenses and other current assets	(4,258)	(4,331)
Accounts payable	(4,041)	(7,382)
Employee compensation and benefits	(23,528)	(27,416)
Accrued product claims and warranties	(1,363)	1,544
Income taxes	10,717	(2,842)
Other current liabilities	(26,140)	(605)
Pension and post-retirement benefits	4,477	3,646
Other assets and liabilities	3,550	(1,250)

Net cash used for continuing operations	(92,350)	(80,276)
Net cash provided by operating activities of discontinued operations	48	205

Net cash used for operating activities	(92,302)	(80,071)

Investing activities
Capital expenditures	(9,054)	(21,289)
Proceeds from sale of property and equipment	79	—
Acquisitions, net of cash acquired	(2,158)	(10,301)
Divestitures	(24,007)	(1,190)
Other	(2,150)	17

Net cash used for investing activities	(37,290)	(32,763)

Financing activities
Proceeds from long-term debt	272,906	146,610
Repayment of long-term debt	(133,051)	(14,120)
Proceeds from exercise of stock options	2,577	2,599
Excess tax benefits from stock-based compensation	2,532	3,731
Dividends paid	(14,224)	(13,428)

Net cash provided by financing activities	130,740	125,392

Effect of exchange rate changes on cash and cash equivalents	589	(214)

Change in cash and cash equivalents	1,737	12,344
Cash and cash equivalents, beginning of period	48,500	31,495

Cash and cash equivalents, end of period	$50,237	$43,839

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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005.
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
2.     New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and we adopted it on January 1, 2006. The adoption of SFAS 153 did not have a material impact on our consolidated results of operations, financial condition, or cash flow.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we adopted it on January 1, 2006. The adoption of SFAS 151 did not have on material impact on our consolidated results of operations or financial condition.
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB Staff Position (“FSP”) addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF No. 03-1 did not have a material impact on our consolidated results of operations or financial condition.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 has not had a material impact on our consolidated results of operations or financial condition.
In June 2005, the EITF reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements). EITF No. 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The EITF offers two transition alternatives, either cumulative effect or retrospective application. The EITF is effective for fiscal years beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF No. 05-5 did not have a material impact on our consolidated results of operations or financial condition.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
3.     Stock-based Compensation
In the fourth quarter 2005, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified retrospective transition method as permitted by SFAS 123R. Under this transition method, we restated our 2005 interim financial statements. Total stock-based compensation expense for the first quarter of 2006 and 2005 was $6.6 million and $6.2 million, respectively.
Non-vested shares of our common stock were granted during the first quarter of 2006 to eligible employees with a vesting period of two to five years after issuance. The non-vested shares were granted at the market price on the date of grant and are expensed over the vesting period. Total compensation expense for non-vested share awards during the first quarter of 2006 and 2005 was $2.3 million and $1.9 million, respectively.
During the first quarter of 2006, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards granted in the first quarter of 2006 under the Omnibus Stock Incentive Plan did not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Certain option grants were reloaded during the quarter for individuals retiring shares to pay the exercise price of options granted prior to 2006. Reload options are vested and expensed immediately. Total compensation expense for stock option awards was $4.3 million for the first quarter of both 2006 and 2005.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	April 1	April 2
	2006	2005

Expected stock price volatility	31.5%	34.5%
Expected life	4.5 yrs.	3.6 yrs.
Risk-free interest rate	4.56%	4.00%
Dividend yield	1.44%	1.30%
The weighted-average fair value of options granted during the first quarter of 2006 and 2005 was $11.49 and 10.93 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been affected.
We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. The increase in the expected life in 2006 compared to 2005 was the result of a decrease in exercise activity and the stock price in the preceding year. For purposes of determining expected volatility, we considered a rolling-average of historical volatility measured over a period approximately equal to the expected option term. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4.     Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended
	April 1	April 2
In thousands, except per-share data	2006	2005

Earnings (loss) per common share — basic
Continuing operations	$43,071	$40,181
Discontinued operations	(1,451)	—

Net income	$41,620	$40,181

Continuing operations	$0.43	$0.40
Discontinued operations	(0.01)	—

Basic earnings per common share	$0.42	$0.40

Earnings (loss) per common share — diluted
Continuing operations	$43,071	$40,181
Discontinued operations	(1,451)	—

Net income	$41,620	$40,181

Continuing operations	$0.42	$0.39
Discontinued operations	(0.01)	—

Diluted earnings per common share	$0.41	$0.39

Weighted average common shares outstanding — basic	100,493	100,363
Dilutive impact of stock options and restricted stock	1,999	2,100

Weighted average common shares outstanding — diluted	102,492	102,463

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,079	539
5.     Acquisitions
On December 1, 2005, we acquired McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $140.0 million, including a cash payment of $138.9 million and transaction costs of $1.1 million. During 2006, we paid an additional $2.2 million in transaction costs. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, industrial, and security markets as part of our Technical Products Group. Goodwill recorded as part of the initial purchase price allocation was $93.7 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Thermal acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available in 2006.
On February 23, 2005, we acquired certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, and debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group. Goodwill recorded as part of the initial purchase price allocation was $9.3 million, all of which is tax deductible. We finalized the purchase price allocation for the DEP acquisition during the first quarter of 2006.
The following pro forma condensed consolidated financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended
	April 1	April 2
In thousands, except per-share data	2006	2005

Pro forma net sales from continuing operations	$771,389	$740,924
Pro forma net income from continuing operations	43,071	40,152

Pro forma earnings per common share - continuing operations
Basic	$0.43	$0.40
Diluted	$0.42	$0.39

Weighted average common shares outstanding
Basic	100,493	100,363
Diluted	102,492	102,463
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
6.     Discontinued Operations
Effective after the close of business on October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”). Pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million in January 2006. We recorded no gain or loss on the repurchase. On March 8, 2006, we received notice regarding the settlement of an outstanding net asset value dispute with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final purchase price adjustment of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million or $1.6 million net of tax.
In 2001, we completed the sale of our former Service Equipment businesses (Century Mfg. Co./Lincoln Automotive Company) to Clore Automotive, LLC. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million related to exiting the remaining two facilities. In March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.
Operating results of the discontinued operations for the first quarter of 2006 and 2005 are summarized below:

	Three months ended
	April 1	April 2
In thousands	2006	2005

Loss on disposal of discontinued operations	$(3,254)	$—
Income tax benefit	1,803	—

Loss on disposal of discontinued operations, net of tax	$(1,451)	$—

7.     Inventories
Inventories were comprised of:

	April 1	December 31	April 2
In thousands	2006	2005	2005

Raw materials and supplies	$162,274	$146,389	$133,734
Work-in-process	49,590	49,418	43,668
Finished goods	163,755	153,505	162,508

Total inventories	$375,619	$349,312	$339,910

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8.     Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended
	April 1	April 2
In thousands	2006	2005

Net income	$41,620	$40,181
Changes in cumulative foreign currency translation adjustment	3,897	(9,970)
Changes in market value of derivative financial instruments classified as cash flow hedges	1,563	110

Comprehensive income	$47,080	$30,321

9.     Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended April 1, 2006 by segment were as follows:

		Technical
In thousands	Water	Products	Consolidated

Balance at December 31, 2005	$1,433,280	$284,927	$1,718,207
Acquired	—	—	—
Purchase accounting adjustments	363	2,163	2,526
Foreign currency translation	1,626	1,593	3,219

Balance at April 1, 2006	$1,435,269	$288,683	$1,723,952

Purchase accounting adjustments recorded during the first quarter of 2006 relate to the DEP and Thermal acquisitions. We finalized our evaluation of the purchase price allocation for the DEP acquisition during the first quarter of 2006. The purchase price adjustments during the first quarter of 2006 included adjustments for additional transaction costs incurred.
Intangible assets, other than goodwill, were comprised of:

	April 1, 2006			December 31, 2005			April 2, 2005
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$15,455	$(4,589)	$10,866	$15,685	$(4,135)	$11,550	$14,657	$(2,691)	$11,966
Non-compete agreements	3,940	(2,276)	1,664	3,937	(2,021)	1,916	7,461	(4,577)	2,884
Proprietary technology	51,378	(6,195)	45,183	51,386	(5,107)	46,279	45,121	(2,686)	42,435
Customer relationships	87,525	(10,077)	77,448	87,707	(8,647)	79,060	83,938	(4,764)	79,174

Total finite-life intangibles	$158,298	$(23,137)	$135,161	$158,715	$(19,910)	$138,805	$151,177	$(14,718)	$136,459

Indefinite-life intangibles
Brand names	$127,668	$—	$127,668	$127,728	$—	$127,728	$118,569	$—	$118,569

Total intangibles, net			$262,829			$266,533			$255,028

Intangible asset amortization expense for the three months ended April 1, 2006 and April 2, 2005 was approximately $3.2 million and $2.9 million, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2006 and the next five years is as follows:

In thousands	2006 Q2 - Q4	2007	2008	2009	2010	2011

Estimated amortization expense	$8,931	$11,923	$11,008	$10,826	$10,322	$10,117

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10.     Debt
Debt and the average interest rate on debt outstanding is summarized as follows:

	Average
	interest rate	Maturity	April 1	December 31	April 2
In thousands	April 1, 2006	(Year)	2006	2005	2005

Commercial paper, maturing within 51 days	5.16%		$166,261	$144,656	$219,518
Revolving credit facilities	5.34%	2010	230,600	112,300	138,800
Private placement - fixed rate	5.50%	2007-2013	135,000	135,000	135,000
Private placement - floating rate	5.22%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.30%	2006-2009	6,318	6,285	19,642

Total contractual debt obligations			888,179	748,241	862,960
Interest rate swap monetization deferred income			4,082	4,373	5,247
Fair value adjustment of hedged debt			—	—	(2,778)

Total long-term debt, including current portion per balance sheet			892,261	752,614	865,429
Less current maturities			(4,246)	(4,137)	(17,423)

Long-term debt			$888,015	$748,477	$848,006

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of April 1, 2006, we had $166.3 million of commercial paper outstanding that matures within 51 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of April 1, 2006.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of April 1, 2006.
Long-term debt outstanding at April 1, 2006 matures on a calendar year basis as follows:

In thousands	2006 Q2-Q4	2007	2008	2009	2010	2011	Thereafter	Total

Contractual long-term debt obligation maturities	$2,492	$38,432	$152	$250,139	$396,923	$6	$200,035	$888,179
Other maturities	875	1,166	1,166	875	—	—	—	4,082

Total maturities	$3,367	$39,598	$1,318	$251,014	$396,923	$6	$200,035	$892,261

11.     Derivatives and Financial Instruments
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap is April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap at April 1, 2006 was $3.4 million and was recorded in other assets at April 1, 2006.
The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of the swap is recorded on the balance sheet, with changes in fair values included in Other Comprehensive Income (“OCI”). Derivative gains and losses included in OCI are recorded in earnings at the time the related interest rate expense is recognized or the settlement of the related commitment occurs.
12.     Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The effective income tax rate for the three months ended April 1, 2006 was 34.0% compared to 33.9% for the three months ended April 2, 2005. The tax rate for the first quarter of 2006 includes a $0.9 million favorable adjustment related to a prior year tax return. The 2005 effective tax rate included a favorable settlement for an IRS exam for the periods of 1998-2001, resulting in the release of tax contingency reserves of $1.3 million. We expect the effective tax rate for the remainder of 2006 to be approximately 35.5%, resulting in a full year effective income tax rate of 35.2%. However, we continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
13.     Benefit Plans
Components of net periodic benefit cost for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	April 1	April 2	April 1	April 2
In thousands	2006	2005	2006	2005

Service cost	$4,512	$4,118	$184	$213
Interest cost	7,343	7,456	799	947
Expected return on plan assets	(6,974)	(7,373)	—	—
Amortization of transition obligation	31	30	—	—
Amortization of prior year service cost (benefit)	77	74	(59)	(50)
Recognized net actuarial loss	1,009	698	(212)	—

Net periodic benefit cost	$5,998	$5,003	$712	$1,110

14.     Business Segments
Financial information by reportable segment for the three months ended April 1, 2006 and April 2, 2005 is shown below:

	Three months ended
	April 1	April 2
In thousands	2006	2005

Net sales to external customers
Water	$517,169	$512,088
Technical Products	254,220	197,547

Consolidated	$771,389	$709,635

Intersegment sales
Water	$50	$22
Technical Products	889	402
Other	(939)	(424)

Consolidated	$—	$—

Operating income (loss)
Water	$55,587	$60,489
Technical Products	37,704	25,172
Other	(14,735)	(13,575)

Consolidated	$78,556	$72,086

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15.     Warranty
The changes in the carrying amount of service and product warranties for the three months ended April 1, 2006 and April 2, 2005 were as follows:

	April 1	April 2
In thousands	2006	2005

Balance at beginning of the year	$33,551	$32,524
Service and product warranty provision	9,415	10,474
Payments	(10,777)	(9,066)
Acquired	—	240
Translation	49	125

Balance at end of the period	$32,238	$34,297

16.     Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2005 Annual Report on Form 10-K, other than those matters identified below.
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
The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, contribution and proof are decided against it, Essef’s experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which were decided in December 2005. Celebrity’s motion for indemnity from Essef for payments made by Celebrity for passenger claims of approximately $2.3 million was denied. Essef’s motion for dismissal of certain damage claims was denied without prejudice to renewal in conjunction with both parties’ motions to exclude certain expert testimony. Those hearings were held in April 2006 and Essef expects to review its motion to dismiss certain claims. Trial is currently scheduled for June 2006. We believe our reserves for any liability to Celebrity are adequate and intend to vigorously defend against these claims.
Other
We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17.     Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of April 1, 2006 and December 31, 2005, the related condensed consolidated statements of income for the three-months ended April 1, 2006 and April 2, 2005, and statements of cash flows for the three-months ended April 1, 2006 and April 2, 2005, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended April 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$633,060	$181,285	$(42,956)	$771,389
Cost of goods sold	125	459,223	132,073	(42,540)	548,881

Gross profit	(125)	173,837	49,212	(416)	222,508
Selling, general and administrative	6,221	93,541	29,743	(416)	129,089
Research and development	—	11,784	3,079	—	14,863

Operating (loss) income	(6,346)	68,512	16,390	—	78,556
Net interest (income) expense	(15,532)	29,786	(970)	—	13,284

Income from continuing operations before income taxes	9,186	38,726	17,360	—	65,272
Provision for income taxes	3,192	13,036	5,973	—	22,201

Income from continuing operations	5,994	25,690	11,387	—	43,071

Loss on disposal of discontinued operations, net of tax	(1,451)	—	—	—	(1,451)

Net income	$4,543	$25,690	$11,387	$—	$41,620

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
April 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$5,070	$5,276	$39,891	$—	$50,237
Accounts and notes receivable, net	444	431,959	137,145	(48,580)	520,968
Inventories	—	284,297	91,322	—	375,619
Deferred tax assets	71,648	33,455	4,592	(65,263)	44,432
Prepaid expenses and other current assets	7,679	10,381	15,647	(4,786)	28,921

Total current assets	84,841	765,368	288,597	(118,629)	1,020,177

Property, plant and equipment, net	5,281	224,224	84,659	—	314,164

Other assets
Investments in subsidiaries	1,982,627	43,937	90,489	(2,117,053)	—
Goodwill	—	1,490,950	233,002	—	1,723,952
Intangibles, net	—	240,062	22,767	—	262,829
Other	55,077	6,517	5,967	—	67,561

Total other assets	2,037,704	1,781,466	352,225	(2,117,053)	2,054,342

Total assets	$2,127,826	$2,771,058	$725,481	$(2,235,682)	$3,388,683

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$231	$22,783	$(19,934)	$4,246
Accounts payable	1,289	163,160	89,954	(47,875)	206,528
Employee compensation and benefits	9,203	39,137	27,196	—	75,536
Accrued product claims and warranties	—	27,398	14,840	—	42,238
Income taxes	8,594	7,496	11,105	—	27,195
Accrued rebates and sales incentives	—	21,558	1,795	—	23,353
Other current liabilities	21,902	54,829	22,450	(4,763)	94,418

Total current liabilities	42,154	313,809	190,123	(72,572)	473,514

Long-term debt	884,777	1,786,622	13,146	(1,796,530)	888,015
Pension and other retirement compensation	78,471	29,390	50,674	—	158,535
Post-retirement medical and other benefits	23,807	50,005	—	—	73,812
Deferred tax liabilities	—	162,860	26,066	(65,263)	123,663
Due to / (from) affiliates	(527,961)	205,621	242,104	80,236	—
Other non-current liabilities	31,886	2,682	41,884	—	76,452

Total liabilities	533,134	2,550,989	563,997	(1,854,129)	1,793,991

Shareholders’ equity	1,594,692	220,069	161,484	(381,553)	1,594,692

Total liabilities and shareholders’ equity	$2,127,826	$2,771,058	$725,481	$(2,235,682)	$3,388,683

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended April 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$4,543	$25,690	$11,387	$—	$41,620
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on disposal of discontinued operations	1,451	—	—	—	1,451
Depreciation	400	11,299	3,531	—	15,230
Amortization	1,025	2,989	244	—	4,258
Deferred income taxes	3,024	(4,100)	3,559	—	2,483
Stock compensation	3,124	2,990	532	—	6,646
Excess tax benefit from stock-based compensation	(1,190)	(1,139)	(203)	—	(2,532)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(370)	(93,520)	(16,198)	14,547	(95,541)
Inventories	—	(17,290)	(8,089)	—	(25,379)
Prepaid expenses and other current assets	10,546	(1,583)	(12,946)	(275)	(4,258)
Accounts payable	744	(6,669)	16,455	(14,571)	(4,041)
Employee compensation and benefits	(7,662)	(17,869)	2,003	—	(23,528)
Accrued product claims and warranties	—	(1,266)	(97)	—	(1,363)
Income taxes	(3,625)	15,934	(1,592)	—	10,717
Other current liabilities	(7,354)	(27,192)	8,107	299	(26,140)
Pension and post-retirement benefits	2,342	1,354	781	—	4,477
Other assets and liabilities	(3,407)	(676)	7,633	—	3,550

Net cash provided by (used for) continuing operations	3,591	(111,048)	15,107	—	(92,350)
Net cash provided by (used for) operating activities of discontinued operations	1,451	—	(1,403)	—	48

Net cash provided by (used for) operating activities	5,042	(111,048)	13,704	—	(92,302)

Investing activities
Capital expenditures	—	(4,679)	(4,375)	—	(9,054)
Proceeds from sale of property and equipment	—	31	48	—	79
Acquisitions, net of cash acquired	(1,941)	(217)	—	—	(2,158)
Investment in subsidiaries	(109,439)	115,768	(6,329)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Other	(1,750)	(400)	—	—	(2,150)

Net cash (used for) provided by investing activities	(131,376)	110,503	(16,417)	—	(37,290)

Financing activities
Proceeds from long-term debt	272,906	—	—	—	272,906
Repayment of long-term debt	(133,051)	—	—	—	(133,051)
Proceeds from exercise of stock options	2,577	—	—	—	2,577
Excess tax benefits from stock-based compensation	1,190	1,139	203	—	2,532
Dividends paid	(14,224)	—	—	—	(14,224)

Net cash provided by financing activities	129,398	1,139	203	—	130,740

Effect of exchange rate changes on cash	(998)	320	1,267	—	589

Change in cash and cash equivalents	2,066	914	(1,243)	—	1,737
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$5,070	$5,276	$39,891	$—	$50,237

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended April 2, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$577,879	$164,308	$(32,552)	$709,635
Cost of goods sold	60	419,929	117,937	(32,429)	505,497

Gross profit	(60)	157,950	46,371	(123)	204,138
Selling, general and administrative	9,378	85,098	26,272	(123)	120,625
Research and development	—	8,876	2,551	—	11,427

Operating (loss) income	(9,438)	63,976	17,548	—	72,086
Net interest (income) expense	(27,877)	40,415	(1,262)	—	11,276

Income before income taxes	18,439	23,561	18,810	—	60,810
Provision for income taxes	5,513	8,409	6,707	—	20,629

Net income	$12,926	$15,152	$12,103	$—	$40,181

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated
Balance Sheets December 31, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,004	$4,362	$41,134	$—	$48,500
Accounts and notes receivable, net	543	338,439	118,896	(34,031)	423,847
Inventories	—	267,007	82,305	—	349,312
Deferred tax assets	74,116	34,039	8,154	(67,338)	48,971
Prepaid expenses and other current assets	7,658	8,798	12,999	(5,061)	24,394

Total current assets	85,321	652,645	263,488	(106,430)	895,024

Property, plant and equipment, net	5,681	228,858	77,300	—	311,839

Other assets
Investments in subsidiaries	1,983,857	42,174	84,804	(2,110,835)	—
Goodwill	—	1,488,425	229,782	—	1,718,207
Intangibles, net	—	240,084	26,449	—	266,533
Other	49,100	7,157	5,895	—	62,152

Total other assets	2,032,957	1,777,840	346,930	(2,110,835)	2,046,892

Total assets	$2,123,959	$2,659,343	$687,718	$(2,217,265)	$3,253,755

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,166	$76,269	$19,862	$(93,160)	$4,137
Accounts payable	836	167,256	72,531	(33,303)	207,320
Employee compensation and benefits	13,869	57,006	24,677	—	95,552
Accrued product claims and warranties	—	28,664	14,887	—	43,551
Current liabilities of discontinued operations	—	—	192	—	192
Income taxes	886	7,195	9,437	—	17,518
Accrued rebates and sales incentives	—	42,262	3,112	—	45,374
Other current liabilities	31,547	61,318	23,223	(5,062)	111,026

Total current liabilities	48,304	439,970	167,921	(131,525)	524,670

Long-term debt	745,162	1,710,648	12,344	(1,719,677)	748,477
Pension and other retirement compensation	75,743	28,386	48,651	—	152,780
Post-retirement medical and other benefits	24,155	49,794	—	—	73,949
Deferred tax liabilities	—	167,544	25,579	(67,338)	125,785
Due to / (from) affiliates	(356,365)	64,324	246,212	45,829	—
Other non-current liabilities	31,350	881	38,224	—	70,455
Non-current liabilities of discontinued operations	—	—	2,029	—	2,029

Total liabilities	568,349	2,461,547	540,960	(1,872,711)	1,698,145

Shareholders’ equity	1,555,610	197,796	146,758	(344,554)	1,555,610

Total liabilities and shareholders’ equity	$2,123,959	$2,659,343	$687,718	$(2,217,265)	$3,253,755

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended April 2, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$12,926	$15,152	$12,103	$—	$40,181
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	375	11,078	3,010	—	14,463
Amortization	1,081	2,590	322	—	3,993
Deferred income taxes	70	(3,376)	5,697	—	2,391
Stock compensation	2,891	2,772	497	—	6,160
Excess tax benefit from stock-based compensation	(1,754)	(1,679)	(298)	—	(3,731)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	353	(77,119)	(19,283)	10,441	(85,608)
Inventories	—	(16,756)	(2,733)	—	(19,489)
Prepaid expenses and other current assets	10,821	(2,193)	(13,306)	347	(4,331)
Accounts payable	(3,163)	(2,806)	9,052	(10,465)	(7,382)
Employee compensation and benefits	(5,680)	(22,073)	337	—	(27,416)
Accrued product claims and warranties	—	1,565	(21)	—	1,544
Income taxes	(8,136)	13,012	(7,718)	—	(2,842)
Other current liabilities	(119)	(9,908)	9,741	(319)	(605)
Pension and post-retirement benefits	1,555	1,293	798	—	3,646
Other assets and liabilities	(4,094)	875	1,969	—	(1,250)

Net cash provided by (used for) continuing operations	7,126	(87,573)	167	4	(80,276)
Net cash provided by operating activities of discontinued operations	—	—	205	—	205

Net cash provided by (used for) operating activities	7,126	(87,573)	372	4	(80,071)

Investing activities
Capital expenditures	(1,566)	(15,787)	(3,936)	—	(21,289)
Acquisitions, net of cash acquired	(10,301)	—	—	—	(10,301)
Investment in subsidiaries	(119,212)	111,047	8,165	—	—
Divestitures	(998)	289	(481)	—	(1,190)
Other	—	—	17	—	17

Net cash (used for) provided by investing activities	(132,077)	95,549	3,765	—	(32,763)

Financing activities
Proceeds from long-term debt	146,610	—	—	—	146,610
Repayment of long-term debt	(14,120)	—	—	—	(14,120)
Proceeds from exercise of stock options	2,599	—	—	—	2,599
Excess tax benefit from stock-based compensation	1,754	1,679	298	—	3,731
Dividends paid	(13,428)	—	—	—	(13,428)

Net cash provided by financing activities	123,415	1,679	298	—	125,392

Effect of exchange rate changes on cash	3,707	74	(3,991)	(4)	(214)

Change in cash and cash equivalents	2,171	9,729	444	—	12,344
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495

Cash and cash equivalents, end of period	$4,466	$15,299	$24,074	$—	$43,839

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
18.     Subsequent Event
On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (“Krystil Klear”), two privately-held companies, for approximately $15.1 million in cash plus debt assumed of $0.4 million. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel housing filtration solutions.

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
The following factors may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
▪	the strength of product demand;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

▪	the financial condition of our customers;
•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to continue to successfully generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims; and

•	our ability to access capital markets and obtain anticipated financing under favorable terms.
The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.
Overview
We are a focused, diversified, industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, treatment, storage, and enjoyment of water. Our Technical Products Group is a global leader in the global enclosures market that designs, manufactures, and markets standard, modified, and custom enclosures that house and protect sensitive controls, components; thermal management products; and accessories. In 2006, we expect our Water Group and Technical Products Group to generate approximately 70 percent and 30 percent of total revenues, respectively.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004, 2005, and the first quarter of 2006, sales volumes increased due to the addition of new distributors, new products, and higher demand in all targeted markets. In addition, through the success of our Pentair Integrated Management Systems (“PIMS”) initiatives, we have increased Technical Products segment margins for 17 consecutive quarters.

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first three months of 2006 and will likely impact our results in the future:
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by weather patterns particularly related to heavy flooding and droughts.

•	We expect our operations to continue to benefit from our PIMS initiatives which include: strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management, and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel and resins, freight, fuel, health care, and insurance.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year in 2005 and is expected to be approximately $200 million in 2006. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	In the first three months of 2006, the U.S. dollar was stronger against the Euro when compared to the same period in 2005. This resulted in year-over-year unfavorable foreign currency effects, which may or may not continue to trend unfavorably in the future.

•	The effective tax rate for the first three months of 2006 was 34.0%. We estimate our effective income tax rate for the remainder of 2006 to be 35.5%, resulting in a full year effective income tax rate of 35.2%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2006 and beyond, our operating objectives include the following:
•	Continue to drive for operating excellence through PIMS: lean enterprise initiatives, supply management practices, and cash flow management;

•	Continue the integration of acquisitions and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	April 1	April 2
In thousands	2006	2005	$ change	% change

Net sales	$771,389	$709,635	$61,754	8.7%

The components of the net sales change in 2006 from 2005 were as follows:

% Change from 2005
Percentages	First quarter

Volume	7.3
Price	2.6
Currency	(1.2)

Total	8.7

Consolidated net sales
The 8.7 percent increase in consolidated net sales in the first quarter of 2006 from 2005 was primarily driven by:
•	organic sales growth of approximately 5 percent (excluding the effects of acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume due to our December 1, 2005 acquisition of the Thermal businesses.
These increases were partially offset by:
•	unfavorable foreign currency effects as the stronger U.S. dollar decreased the U.S. dollar value of sales denominated in foreign currencies.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended
	April 1	April 2
In thousands	2006	2005	$ change	% change

Water	$517,169	$512,088	$5,081	1.0%
Technical Products	254,220	197,547	56,673	28.7%

Total	$771,389	$709,635	$61,754	8.7%

Water
The 1.0 percent increase in Water segment net sales in the first quarter of 2006 from 2005 was primarily driven by:
•	organic sales growth of approximately 2 percent (excluding foreign currency exchange) which includes selective increases in selling prices to mitigate inflationary cost increases:
▪	an increase in sales of water systems, wastewater, and commercial pumps and Everpure foodservice filtration; and

▪	a strong international sales performance.
These increases were partially offset by:
•	unfavorable foreign currency effects;

•	lower sales of retail pumps and filtration; and

•	timing of municipal pump shipments.

Technical Products
The 28.7 percent increase in Technical Product segment net sales in the first quarter 2006 from 2005 was primarily driven by:
•	organic sales growth of approximately 13 percent (excluding acquisitions and foreign currency exchange) which includes selective increases in selling prices to mitigate inflationary cost increases:
▪	continued strong North American sales in petrochemical, commercial, construction, data, medical, and food and beverage markets;

▪	a strong performance in Europe due to sales of several new products and a large telecom project for outdoor cabinets;

▪	higher sales in Asia driven by continued penetration in China, and a general market recovery in Japan; and
•	an increase in sales volume driven by our December 1, 2005 acquisition of the Thermal businesses.
These increases were partially offset by:
•	unfavorable foreign currency effects.
Gross profit

	Three months ended
	April 1	% of		April 2	% of
In thousands	2006	sales		2005	sales

Gross profit	$222,508	28.8%		$204,138	28.8%

Percentage point change		0.0	pts
The unchanged gross profit as a percentage of sales in the first quarter of 2006 from 2005 was primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	cost leverage from our increase in sales volume in the Technical Products Group.
These were offset by:
•	inflationary increases related to material, labor and freight costs;

•	anticipated inefficiencies resulting from plant and product line moves in the Water Group; and

•	lower margins due to unfavorable product mix (primarily in the Water Group).
Selling, general and administrative (SG&A)

	Three months ended
	April 1	% of		April 2	% of
In thousands	2006	sales		2005	sales

SG&A	$129,089	16.7%		$120,625	17.0%

Percentage point change		(0.3	) pts
The 0.3 percentage point decrease in SG&A expense as a percent of sales in the first quarter of 2006 from 2005 was primarily due to:
•	cost leverage from our increase in sales volume in the Technical Products Group; and

•	proportionately lower spending in the acquired Thermal businesses.
These decreases were partially offset by:

•	higher selling and general expense to fund investments in future growth in all markets with emphasis on growth in the international markets, including personnel and business infrastructure investments;

•	an increase in amortization expense related to the intangible assets from the Thermal acquisition; and

•	higher costs related to stock-based compensation.
Research and development (R&D)

	Three months ended
	April 1	% of		April 2	% of
In thousands	2006	sales		2005	sales

R&D	$14,863	1.9%		$11,427	1.6%

Percentage point change		0.3	pts
The 0.3 percentage point increase in R&D expense as a percent of sales in the first quarter of 2006 from 2005 was primarily due to:
•	additional investments related to new product development initiatives in our Water and Technical Products Groups; and

•	proportionately higher spending in the newly acquired Thermal businesses.
Operating income
Water

	Three months ended
	April 1	% of		April 2	% of
In thousands	2006	sales		2005	sales

Operating income	$55,587	10.8%		$60,489	11.8%

Percentage point change		(1.0	) pts
The 1.0 percentage point decrease in Water segment operating income as a percent of sales in the first quarter of 2006 from 2005 was primarily the result of:
•	inflationary increases related to material, labor, and freight costs;

•	expected inefficiencies resulting from plant and product line moves;

•	planned investments in new products and new customers, reinforcing international talent, and implementing a unified business infrastructure in Europe; and

•	unfavorable product mix.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from supply management activities.
Technical Products

	Three months ended
	April 1	% of		April 2	% of
In thousands	2006	sales		2005	sales

Operating income	$37,704	14.8%		$25,172	12.7%

Percentage point change		2.1	pts
The 2.1 percentage point increase in Technical Products segment operating income as a percent of sales in the first quarter of 2006 from 2005 was primarily the result of:
•	leverage gained on volume expansion through market share growth;

•	savings realized from the continued success of PIMS, including lean and supply management activities; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to labor and freight costs.
Net interest expense

	Three months ended
	April 1	April 2
In thousands	2006	2005	Difference	% change

Net interest expense	$13,284	$11,276	$2,008	17.8%

The 17.8 percentage point increase in interest expense in the first quarter of 2006 from 2005 was primarily the result of:
•	increases in interest rates in 2006; and

•	incremental interest expense related to the payments made in connection with the final resolution of the net asset value dispute with BDK.
Provision for income taxes from continuing operations

	Three months ended
	April 1	April 2
In thousands	2006	2005

Income before income taxes	$65,272	$60,810
Provision for income taxes	22,201	20,629
Effective tax rate	34.0%	33.9%
The 0.1 percentage point increase in the tax rate in the first quarter of 2006 from 2005 was primarily the result of:
•	a favorable settlement in the first quarter of 2005 of an IRS exam for the periods 1998-2001 resulting in a release of tax contingency reserves in the amount of $1.3 million.
The increase was offset by:
•	a favorable adjustment of $0.9 million in the first quarter of 2006 related to a prior year tax return.
We estimate our effective income tax rate for the remaining quarters of this year will be 35.5% resulting in a full year effective income tax rate of 35.2%.
LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We somewhat mitigate the magnitude of the sales spike through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by weather patterns particularly related to heavy flooding and droughts.
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	April 1	December 31	April 2
Days	2006	2005	2005

Days of sales in accounts receivable	55	54	54
Days inventory on hand	71	70	65
Days in accounts payable	56	56	57
Operating activities
Cash used for operating activities was $92.3 million in the first three months of 2006 compared with cash used for operating activities of $80.1 million in the prior year comparable period. The increase in cash used for operating activities was due to working capital increases related to seasonal increases in accounts receivable, specifically Pentair’s Pool business, and increased inventory levels to hedge against competitive actions. The increase in days of sales in accounts receivable as of April 1, 2006 compared to December 31, 2005 was primarily related to the seasonality of our Water Group’s sales, specifically Pentair Pool’s early-buy program that occurred in the fourth quarter of 2005 to include extended payment terms. The increase in days inventory on hand as of April 1, 2006 compared to December 31, 2005 was attributable to the seasonal building of inventory levels, increased sourcing from Asia, and changes in purchasing terms to hedge against competitive actions. In the future, we expect our working capital ratios to improve as we are able to complete our facility rationalization activities and capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first three months of 2006 were $9.1 million compared with $21.3 million in the prior year period. We currently anticipate capital expenditures for fiscal 2006 will be approximately $80 to $85 million, primarily for expansion of low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, selective increases in equipment capacity, new product development, and general maintenance capital.
Divestiture activities during 2006 relate to the following: In January 2006, pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million. On March 8, 2006, we received notice regarding the settlement of an outstanding dispute with BDK regarding the net asset value relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final purchase price adjustment of $16.1 million in March 2006. Also in March 2006, we exited a leased facility formerly used by our discontinued Service Equipment business. The net cash outflow from this transaction was $2.2 million.
On February 23, 2005, we acquired the assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.
Financing activities
Net cash provided by financing activities was $130.7 million in the first three months of 2006 compared with $125.4 million provided by financing activities in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of April 1, 2006, we had $166.3 million of commercial paper outstanding that matures within 51 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of April 1, 2006.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of April 1, 2006.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable
As of April 1, 2006, our capital structure consisted of $892.3 million in total indebtedness and $1,594.7 million in shareholders’ equity. The ratio of debt-to-total capital at April 1, 2006 was 35.9 percent, compared with 32.6 percent at December 31, 2005 and 37.0 percent at April 2, 2005. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2006 were $14.2 million, or $0.14 per common share, compared with $13.4 million, or $0.13 per common share, in the prior year period. We have increased dividends every year for the last 30 years and expect to continue paying dividends on a quarterly basis.
There have been no material changes with respect to the contractual obligations or off-balance sheet arrangements described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing activities included in the consolidated statements of cash flows, we also measure our free cash flow and our conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance, and we have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We believe free cash flow and conversion of net income are important measures of operating performance, because they provide our investors and us with a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Three months ended
	April 1	April 2
In thousands	2006	2005

Net cash used for operating activities	$(92,302)	$(80,071)
Capital expenditures	(9,054)	(21,289)
Proceeds from sale of property and equipment	79	—

Free cash flow	(101,277)	(101,360)
Net income	41,620	40,181

Conversion of net income	(243.3% )	(252.3% )

In 2006, we are targeting free cash flow of approximately $200 million.

NEW ACCOUNTING STANDARDS
See Note 2 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our Annual Report on Form 10-K for the year ended December 31, 2005, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material changes in our market risk during the quarter ended April 1, 2006. For additional information, refer to Item 7A of our 2005 Annual Report on Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 1, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended April 1, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
     Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of April 1, 2006 and April 2, 2005, the related condensed consolidated statements of income and cash flows for the three month periods ended April 1, 2006 and April 2, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 4, 2006

PART II OTHER INFORMATION
ITEM 1.      Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2005 Annual Report on Form 10-K, other than those matters identified below.
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
The only remaining unresolved claims in this case are those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. Discovery commenced late in 2004, and was completed in August 2005. Celebrity’s claims for damages exceed $185 million. Assuming matters of causation, standing, contribution and proof are decided against it, Essef’s experts believe that damages should amount to no more than approximately $16 to $25 million. Dispositive motions in this matter were filed in August 2005, which were decided in December 2005. Celebrity’s motion for indemnity from Essef for payments made by Celebrity for passenger claims of approximately $2.3 million was denied. Essef’s motion for dismissal of certain damage claims was denied without prejudice to renewal in conjunction with both parties’ motions to exclude certain expert testimony. Those hearings were held in April 2006 and Essef expect to review its motion to dimiss certain claims. Trial is currently scheduled for June 2006. We believe our reserves for any liability to Celebrity are adequate and intend to vigorously defend against these claims.
Other
We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. While it is possible that the Company’s cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on the Company’s financial position, or ongoing results of operations and cash flows.

ITEM 1A.	There have been no material changes from the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds The following table provides information with respect to purchases we made of our common stock during the first quarter of 2006:

			(c) Total Number of	(d)
	(a) Total	(b)	Shares Purchased as	Dollar value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
January 1 – January 28, 2006	55,946	34.31	—	$25,000,000
January 29 – February 25, 2006	112,986	38.17	—	$25,000,000
February 26 – April 1, 2006	32,012	41.15	—	$25,000,000

Total	200,944		—

(a)	The purchases in this column include only those shares deemed surrendered to us by plan participants to satisfy the exercise price or withholding tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes only those shares deemed surrendered to us by plan participants to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase up to $25 million of our common stock annually.

(d)	In December 2004, our Board of Directors authorized a program to annually repurchase shares of our common stock up to a maximum of $25 million per year. There is no expiration associated with the authorization granted. From January 1, 2006 to April 1, 2006, no shares had been repurchased pursuant to this program and accordingly we have the authority to repurchase up to a maximum dollar limit of $25 million during the remainder of 2006.

ITEM 6.  Exhibits
     (a)      Exhibits

10.1	Letter Agreement, dated March 31, 2006, between Pentair, Inc. and Karen Durant (incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated April 5, 2006).

10.2	Confidentiality and Non-Competition Agreement, dated April 1, 2006, between Pentair, Inc. and Karen Durant (incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated April 5, 2006).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2006.

PENTAIR, INC.
Registrant

By	/s/	David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended April 1, 2006

10.1	Letter Agreement, dated March 31, 2006, between Pentair, Inc. and Karen Durant (incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated April 5, 2006).

10.2	Confidentiality and Non-Competition Agreement, dated April 1, 2006, between Pentair, Inc. and Karen Durant (incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated April 5, 2006).

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.