Form 10-Q
period 2006-07-01
PENTAIR INC
filed 2006-08-04
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11625
Pentair, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Blvd, Suite 800, Golden Valley, Minnesota	55416

(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☑                 Accelerated filer ☐                 Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 28, 2006, 101,123,144 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands, except per-share data	2006	2005	2006	2005

Net sales	$862,022	$788,523	$1,633,411	$1,498,158
Cost of goods sold	599,333	553,290	1,148,214	1,058,787

Gross profit	262,689	235,233	485,197	439,371
Selling, general and administrative	139,831	117,467	268,920	238,092
Research and development	14,883	10,532	29,746	21,959

Operating income	107,975	107,234	186,531	179,320
Gain on sale of investment	—	5,199	—	5,199
Net interest expense	12,553	11,696	25,837	22,972

Income from continuing operations before income taxes	95,422	100,737	160,694	161,547
Provision for income taxes	26,789	39,358	48,990	59,987

Income from continuing operations	68,633	61,379	111,704	101,560
Loss on disposal of discontinued operations, net of tax	—	—	(1,451)	—

Net income	$68,633	$61,379	$110,253	$101,560

Earnings (loss) per common share
Basic
Continuing operations	$0.68	$0.61	$1.11	$1.01
Discontinued operations	—	—	(0.01)	—

Basic earnings per common share	$0.68	$0.61	$1.10	$1.01

Diluted
Continuing operations	$0.67	$0.60	$1.09	$0.99
Discontinued operations	—	—	(0.01)	—

Diluted earnings per common share	$0.67	$0.60	$1.08	$0.99

Weighted average common shares outstanding
Basic	100,509	100,769	100,498	100,566
Diluted	102,429	102,827	102,457	102,715

Cash dividends declared per common share	$0.14	$0.13	$0.28	$0.26
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	July 1	December 31	July 2
In thousands, except share and per-share data	2006	2005	2005

Assets
Current assets
Cash and cash equivalents	$48,331	$48,500	$41,853
Accounts and notes receivable, net	502,982	423,847	457,878
Inventories	380,219	349,312	339,460
Deferred tax assets	45,922	48,971	49,077
Prepaid expenses and other current assets	27,659	24,394	27,734

Total current assets	1,005,113	895,024	916,002

Property, plant and equipment, net	312,146	311,839	324,477

Other assets
Goodwill	1,729,179	1,718,207	1,614,248
Intangibles, net	263,600	266,533	254,233
Other	80,167	62,152	60,538

Total other assets	2,072,946	2,046,892	1,929,019

Total assets	$3,390,205	$3,253,755	$3,169,498

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$4,869	$—	$—
Current maturities of long-term debt	6,970	4,137	6,469
Accounts payable	224,237	207,320	195,702
Employee compensation and benefits	83,071	95,552	80,584
Accrued product claims and warranties	41,346	43,551	43,940
Current liabilities of discontinued operations	—	192	192
Income taxes	22,533	17,518	45,123
Accrued rebates and sales incentives	35,723	45,374	38,177
Other current liabilities	83,937	111,026	97,367

Total current liabilities	502,686	524,670	507,554

Long-term debt	801,898	748,477	727,631
Pension and other retirement compensation	164,480	152,780	138,830
Post-retirement medical and other benefits	73,723	73,949	70,309
Deferred tax liabilities	125,418	125,785	143,377
Other non-current liabilities	79,838	70,455	67,576
Non-current liabilities of discontinued operations	—	2,029	2,031

Total liabilities	1,748,043	1,698,145	1,657,308

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/[3]; 101,122,243, 101,202,237 and 101,845,021 shares issued and outstanding, respectively	16,854	16,867	16,974
Additional paid-in capital	512,356	518,751	520,968
Retained earnings	1,102,773	1,020,978	963,975
Accumulated other comprehensive income (loss)	10,179	(986)	10,273

Total shareholders’ equity	1,642,162	1,555,610	1,512,190

Total liabilities and shareholders’ equity	$3,390,205	$3,253,755	$3,169,498

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	July 1	July 2
In thousands	2006	2005

Operating activities
Net income	$110,253	$101,560
Adjustments to reconcile net income to net cash used for operating activities
Loss on disposal of discontinued operations	1,451	—
Depreciation	30,386	28,962
Amortization	9,476	8,074
Deferred income taxes	181	2,572
Stock compensation	12,484	13,306
Excess tax benefits from stock-based compensation	(2,605)	(7,809)
Gain on sale of investment	—	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(74,193)	(72,729)
Inventories	(28,032)	(22,340)
Prepaid expenses and other current assets	(2,809)	(4,036)
Accounts payable	12,382	4,590
Employee compensation and benefits	(16,832)	(29,912)
Accrued product claims and warranties	(1,793)	1,228
Income taxes	6,443	18,285
Other current liabilities	(19,933)	787
Pension and post-retirement benefits	8,722	7,370
Other assets and liabilities	1,565	(5,144)

Net cash provided by continuing operations	47,146	39,565
Net cash provided by (used for) operating activities of discontinued operations	48	(630)

Net cash provided by operating activities	47,194	38,935

Investing activities
Capital expenditures	(20,217)	(39,077)
Proceeds from sale of property and equipment	221	11,553
Acquisitions, net of cash acquired	(19,694)	(10,513)
Divestitures	(24,007)	(190)
Other	(4,273)	23,596

Net cash used for investing activities	(67,970)	(14,631)

Financing activities
Net short-term borrowings	4,763	—
Proceeds from long-term debt	414,233	186,610
Repayment of long-term debt	(358,141)	(186,993)
Proceeds from exercise of stock options	2,939	6,355
Excess tax benefits from stock-based compensation	2,605	7,809
Repurchases of common stock	(18,330)	—
Dividends paid	(28,458)	(26,648)

Net cash provided by (used for) financing activities	19,611	(12,867)

Effect of exchange rate changes on cash and cash equivalents	996	(1,079)

Change in cash and cash equivalents	(169)	10,358
Cash and cash equivalents, beginning of period	48,500	31,495

Cash and cash equivalents, end of period	$48,331	$41,853

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
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1 (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB Staff Position (“FSP”) addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF 03-1 did not have a material impact on our consolidated results of operations or financial condition.
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
In June 2005, the EITF reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
ATZ contracts are signed. The EITF offers two transition alternatives, either cumulative effect or retrospective application. The EITF is effective for fiscal years beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF 05-5 did not have a material impact on our consolidated results of operations or financial condition.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated results of operations or financial condition.
3. Stock-based Compensation
In the fourth quarter 2005, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified retrospective transition method as permitted by SFAS 123R. Under this transition method, we restated our 2005 interim financial statements. Total stock-based compensation expense for the first half of 2006 and 2005 was $12.5 million and $13.3 million, respectively.
Non-vested shares of our common stock were granted during the first half of 2006 to eligible employees with a vesting period of two to five years after issuance. The non-vested shares were granted at the market price on the date of grant and are expensed over the vesting period. Total compensation expense for non-vested share awards during the first half of 2006 and 2005 was $4.8 million and $4.0 million, respectively.
During the first half of 2006, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards granted in the first half of 2006 under the Omnibus Stock Incentive Plan did not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Certain option grants were reloaded during the first half of 2006 for individuals retiring shares to pay the exercise price of options granted prior to 2006. Reload options are vested and expensed immediately. Total compensation expense for stock option awards was $7.7 million and $9.3 million for the first half of 2006 and 2005, respectively.
We estimated the fair value of each stock option award during the second quarter of 2006 and 2005 on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	July 1	July 2
	2006	2005

Expected stock price volatility	31.5%	34.5%
Expected life	4.5 yrs.	3.6 yrs.
Risk-free interest rate	4.99%	3.75%
Dividend yield	1.54%	1.20%
The weighted-average fair value of options granted during the first half of 2006 and 2005 was $10.94 and $11.44 per share, respectively.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands, except per-share data	2006	2005	2006	2005

Earnings (loss) per common share — basic
Continuing operations	$68,633	$61,379	$111,704	$101,560
Discontinued operations	—	—	(1,451)	—

Net income	$68,633	$61,379	$110,253	$101,560

Continuing operations	$0.68	$0.61	$1.11	$1.01
Discontinued operations	—	—	(0.01)	—

Basic earnings per common share	$0.68	$0.61	$1.10	$1.01

Earnings (loss) per common share — diluted
Continuing operations	$68,633	$61,379	$111,704	$101,560
Discontinued operations	—	—	(1,451)	—

Net income	$68,633	$61,379	$110,253	$101,560

Continuing operations	$0.67	$0.60	$1.09	$0.99
Discontinued operations	—	—	(0.01)	—

Diluted earnings per common share	$0.67	$0.60	$1.08	$0.99

Weighted average common shares outstanding — basic	100,509	100,769	100,498	100,566
Dilutive impact of stock options and restricted stock	1,920	2,058	1,959	2,149

Weighted average common shares outstanding — diluted	102,429	102,827	102,457	102,715

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,410	561	2,382	549
5. Acquisitions
On June 23, 2006, we acquired as part of our Water Group the assets of Cozad & O’Hara of Cathedral City, Inc. (“Cozad & O’Hara”) for $0.5 million in cash plus a note payable and debt assumed of $0.6 million. Goodwill recorded as part of the initial purchase price allocation was $0.7 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Cozad & O’Hara acquisition and expect to revise the purchase price allocation as better information becomes available.
On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.0 million in cash plus debt assumed of $0.4 million. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel housing filtration solutions. Goodwill recorded as part of the initial purchase price allocation was $8.9 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Krystil Klear acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On December 1, 2005, we acquired the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $140.0 million, including a cash payment of $138.9 million and transaction costs of $1.1 million. During 2006, we paid an additional $2.2 million in transaction costs and paid a final purchase price adjustment of $1.6 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, industrial, and security markets as part of our Technical Products Group. Goodwill recorded as part of the initial purchase price allocation was $93.7 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Thermal acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
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

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands, except per-share data	2006	2005	2006	2005

Pro forma net sales from continuing operations	$862,553	$824,405	$1,635,534	$1,566,921
Pro forma net income from continuing operations	68,538	62,472	111,581	102,596

Pro forma earnings per common share — continuing operations
Basic	$0.68	$0.62	$1.11	$1.02
Diluted	$0.67	$0.61	$1.09	$1.00

Weighted average common shares outstanding
Basic	100,509	100,769	100,498	100,566
Diluted	102,429	102,827	102,457	102,715
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
Operating results of the discontinued operations for the second quarter and first half of 2006 and 2005 are summarized below:

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Loss on disposal of discontinued operations	$(683)	$—	$(3,937)	$—
Income tax benefit	683	—	2,486	—

Loss on disposal of discontinued operations, net of tax	$—	$—	$(1,451)	$—

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7. Inventories
Inventories were comprised of:

	July 1	December 31	July 2
In thousands	2006	2005	2005

Raw materials and supplies	$173,432	$146,389	$136,410
Work-in-process	50,761	49,418	44,527
Finished goods	156,026	153,505	158,523

Total inventories	$380,219	$349,312	$339,460

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Net income	$68,633	$61,379	$110,253	$101,560
Changes in cumulative foreign currency translation adjustment	4,594	(12,377)	8,491	(22,347)
Changes in market value of derivative financial instruments classified as cash flow hedges	1,111	104	2,674	214

Comprehensive income	$74,338	$49,106	$121,418	$79,427

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended July 1, 2006 by segment were as follows:

		Technical
In thousands	Water	Products	Consolidated

Balance at December 31, 2005	$1,433,280	$284,927	$1,718,207
Acquired	9,584	—	9,584
Purchase accounting adjustments	(9,695)	4,138	(5,557)
Foreign currency translation	3,898	3,047	6,945

Balance at July 1, 2006	$1,437,067	$292,112	$1,729,179

The acquired goodwill in the Water segment is related to our acquisitions of Krystil Klear and Cozad & O’Hara during the second quarter of 2006.
Purchase accounting adjustments recorded during the first half of 2006 relate to the WICOR, Inc. , DEP, Thermal, and Krystil Klear acquisitions. The purchase price adjustments during the first half of 2006 included adjustments for additional transaction and restructuring costs incurred, and reclassifications related to the WICOR, Inc. purchase accounting.
Intangible assets, other than goodwill, were comprised of:

	July 1, 2006			December 31, 2005			July 2, 2005
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$18,711	$(5,123)	$13,588	$15,685	$(4,135)	$11,550	$15,690	$(3,179)	$12,511
Non-compete agreements	4,129	(2,520)	1,609	3,937	(2,021)	1,916	7,463	(4,919)	2,544
Proprietary technology	51,493	(7,302)	44,191	51,386	(5,107)	46,279	45,093	(3,457)	41,636
Customer relationships	87,741	(11,539)	76,202	87,707	(8,647)	79,060	84,526	(6,005)	78,521

Total finite-life intangibles	$162,074	$(26,484)	$135,590	$158,715	$(19,910)	$138,805	$152,772	$(17,560)	$135,212

Indefinite-life intangibles
Brand names	$128,010	$—	$128,010	$127,728	$—	$127,728	$119,021	$—	$119,021

Total intangibles, net			$263,600			$266,533			$254,233

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Intangible asset amortization expense for the six months ended July 1, 2006 and July 2, 2005 was approximately $6.6 million and $5.7 million, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2006 and the next five years is as follows:

In thousands	2006 Q3 - Q4	2007	2008	2009	2010	2011

Estimated amortization expense	$6,811	$12,314	$11,399	$11,219	$10,715	$10,515
10. Debt
Debt and the average interest rate on debt outstanding is summarized as follows:

	Average
	interest rate	Maturity	July 1	December 31	July 2
In thousands	July 1, 2006	(Year)	2006	2005	2005

Commercial paper, maturing within 48 days	5.62%		$217,287	$144,656	$172,544
Revolving credit facilities	5.94%	2010	95,900	112,300	63,100
Private placement — fixed rate	5.50%	2007-2013	135,000	135,000	135,000
Private placement — floating rate	5.70%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	2.35%	2006-2016	11,760	6,285	8,499

Total contractual debt obligations			809,947	748,241	729,143
Interest rate swap monetization deferred income			3,790	4,373	4,957

Total long-term debt, including current portion per balance sheet			813,737	752,614	734,100
Less: Current maturities of long-term debt			(6,970)	(4,137)	(6,469)
Short-term borrowings			(4,869)	—	—

Total long-term debt			$801,898	$748,477	$727,631

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of July 1, 2006, we had $217.3 million of commercial paper outstanding that matures within 48 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of July 1, 2006 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of July 1, 2006.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had borrowings of $4.9 million as of July 1, 2006.
Long-term debt outstanding at July 1, 2006 matures on a calendar year basis as follows:

In thousands	2006 Q3-Q4	2007	2008	2009	2010	2011	Thereafter	Total

Contractual long-term debt obligation maturities	$1,664	$4,426	$260	$250,251	$348,366	$76	$200,035	$805,078
Other maturities	583	1,166	1,166	875	—	—	—	3,790

Total maturities	$2,247	$5,592	$1,426	$251,126	$348,366	$76	$200,035	$808,868

11. Derivatives and Financial Instruments
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap at July 1, 2006 was $5.2 million and was recorded in other assets at July 1, 2006.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
The effective income tax rate for the six months ended July 1, 2006 was 30.5% compared to 37.1% for the six months ended July 2, 2005. The tax rate for the first half of 2006 includes a favorable adjustment in the second quarter primarily related to the resolution of an IRS exam for the periods of 2002-2003 and a favorable adjustment in the first quarter related to a prior year tax return. The 2005 effective tax rate included an unfavorable settlement related to a routine German tax examination for prior years which was partially offset by a favorable settlement for an IRS exam for the periods of 1998-2001. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
13. Benefit Plans
Components of net periodic benefit cost for the three and six months ended July 1, 2006 and July 2, 2005 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Service cost	$4,512	$4,118	$184	$213
Interest cost	7,343	7,456	799	947
Expected return on plan assets	(6,974)	(7,373)	—	—
Amortization of transition obligation	31	30	—	—
Amortization of prior year service cost (benefit)	77	74	(59)	(50)
Recognized net actuarial loss	1,009	698	(212)	—

Net periodic benefit cost	$5,998	$5,003	$712	$1,110

	Six months ended
	Pension benefits		Post-retirement
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Service cost	$9,024	$8,236	$368	$425
Interest cost	14,686	14,911	1,598	1,894
Expected return on plan assets	(13,948)	(14,746)	—	—
Amortization of transition obligation	62	59	—	—
Amortization of prior year service cost (benefit)	154	149	(118)	(100)
Recognized net actuarial loss	2,018	1,396	(424)	—

Net periodic benefit cost	$11,996	$10,005	$1,424	$2,219

14. Business Segments
Financial information by reportable segment for the three and six months ended July 1, 2006 and July 2, 2005 is shown below:

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Net sales to external customers
Water	$605,516	$585,657	$1,122,685	$1,097,745
Technical Products	256,506	202,866	510,726	400,413

Consolidated	$862,022	$788,523	$1,633,411	$1,498,158

Intersegment sales
Water	$55	$187	$105	$209
Technical Products	1,312	630	2,201	1,032
Other	(1,367)	(817)	(2,306)	(1,241)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water	$84,191	$92,167	$139,778	$152,656
Technical Products	39,678	26,325	77,382	51,497
Other	(15,894)	(11,258)	(30,629)	(24,833)

Consolidated	$107,975	$107,234	$186,531	$179,320

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranty accruals for the six months ended July 1, 2006 and July 2, 2005 were as follows:

	July 1	July 2
In thousands	2006	2005

Balance at beginning of the year	$33,551	$32,524
Service and product warranty provision	20,576	20,898
Payments	(22,910)	(19,596)
Acquired	—	446
Translation	129	(332)

Balance at end of the period	$31,346	$33,940

16. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2005 Annual Report on Form 10-K, other than those matters identified below.
Horizon Litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, the jury returned a verdict against the Essef defendants in the total amount of $193 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and loss of business enterprise value ($135 million). The verdict is exclusive of pre-judgment interest and attorneys’ fees. We believe that the jury verdict is not consistent with the law nor the evidence offered

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
at trial. We intend to argue all appropriate post-trial motions, or if unsuccessful to appeal any subsequent judgment, to reverse or substantially reduce this verdict, in particular the claims relating to lost profits and lost enterprise value.
We have assessed the impact of the verdict on our previously established reserves for this matter and based on information available at this time, have deemed it unnecessary to adjust our reserves. First, several issues have not been addressed by the court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. In addition, the court has not decided Essef’s contribution claim to reduce Celebrity’s recovery by 30% to account for its contributory negligence. Second we believe that we will ultimately be successful in obtaining substantial relief from this misguided verdict. While we are not able to determine the amount of the eventual liability at this time, we believe that an appropriate result would be substantially less than the verdict the jury rendered. As a result, we are maintaining our accruals at the same level as before, which we believe are within the range of reasonable outcomes for this case.
If judgment were subsequently entered on this verdict and upheld on appeal as it currently stands, which we believe is unlikely to occur for the reasons noted above, the interest incurred through June 2006 would range from approximately $75 to $171 million, depending on interest rate and interest period used. In this worst case situation, the gross amount that we would have pay in this matter would then total from $268 to $364 million. While we believe the majority of the amount would be tax-deductible in the year paid or in subsequent years, we are still analyzing the tax impact of a loss of that magnitude. In addition to the impact of a loss on this matter on our earnings per share when recognized, we would also need eventually to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the next two years.
During the period prior to final determination and payment of any ultimate recovery to Celebrity, we believe that we will be able to operate in the normal course of business, although interim acquisition plans and other discretionary spending may be reduced. Any final judgment paid would also increase our indebtedness or reduce cash available for other uses. Any such payment could impact our ability to execute our long-term strategic plans to their full extent, but we do not believe our ongoing financial and operational condition will be compromised.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by our domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of July 1, 2006 and December 31, 2005, the related condensed consolidated statements of income for the three months and six months ended July 1, 2006 and July 2, 2005, and statements of cash flows for the six months ended July 1, 2006 and July 2, 2005, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended July 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$722,090	$179,670	$(39,738)	$862,022
Cost of goods sold	222	509,036	130,599	(40,524)	599,333

Gross profit	(222)	213,054	49,071	786	262,689
Selling, general and administrative	9,264	98,082	31,699	786	139,831
Research and development	—	11,549	3,334	—	14,883

Operating (loss) income	(9,486)	103,423	14,038	—	107,975
Net interest (income) expense	(16,369)	29,800	(878)	—	12,553

Income from continuing operations before income taxes	6,883	73,623	14,916	—	95,422
Provision for income taxes	2,388	19,035	5,366	—	26,789

Net income	$4,495	$54,588	$9,550	$—	$68,633

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the six months ended July 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,355,150	$360,955	$(82,694)	$1,633,411
Cost of goods sold	347	968,259	262,672	(83,064)	1,148,214

Gross profit	(347)	386,891	98,283	370	485,197
Selling, general and administrative	15,485	191,623	61,442	370	268,920
Research and development	—	23,333	6,413	—	29,746

Operating (loss) income	(15,832)	171,935	30,428	—	186,531
Net interest (income) expense	(31,901)	59,586	(1,848)	—	25,837

Income from continuing operations before income taxes	16,069	112,349	32,276	—	160,694
Provision for income taxes	5,580	32,071	11,339	—	48,990

Income from continuing operations	10,489	80,278	20,937	—	111,704

Loss on disposal of discontinued operations, net of tax	(1,451)	—	—	—	(1,451)

Net income	$9,038	$80,278	$20,937	$—	$110,253

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
July 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$9,832	$7,634	$30,865	$—	$48,331
Accounts and notes receivable, net	642	403,759	149,483	(50,902)	502,982
Inventories	—	285,489	94,730	—	380,219
Deferred tax assets	19,532	33,946	5,591	(13,147)	45,922
Prepaid expenses and other current assets	3,349	10,727	16,375	(2,792)	27,659

Total current assets	33,355	741,555	297,044	(66,841)	1,005,113

Property, plant and equipment, net	5,059	219,631	87,456	—	312,146

Other assets
Investments in subsidiaries	1,983,413	43,942	94,715	(2,122,070)	—
Goodwill	—	1,492,452	236,727	—	1,729,179
Intangibles, net	—	240,433	23,167	—	263,600
Other	54,596	19,703	5,868	—	80,167

Total other assets	2,038,009	1,796,530	360,477	(2,122,070)	2,072,946

Total assets	$2,076,423	$2,757,716	$744,977	$(2,188,911)	$3,390,205

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$4,869	$—	$4,869
Current maturities of long-term debt	1,166	291	28,157	(22,644)	6,970
Accounts payable	1,925	185,237	87,249	(50,174)	224,237
Employee compensation and benefits	10,869	45,541	26,661	—	83,071
Accrued product claims and warranties	—	26,458	14,888	—	41,346
Income taxes	(2,141)	16,473	8,201	—	22,533
Accrued rebates and sales incentives	—	33,871	1,852	—	35,723
Other current liabilities	13,428	48,960	24,336	(2,787)	83,937

Total current liabilities	25,247	356,831	196,213	(75,605)	502,686

Long-term debt	800,811	1,787,051	11,763	(1,797,727)	801,898
Pension and other retirement compensation	81,385	29,614	53,481	—	164,480
Post-retirement medical and other benefits	23,634	50,089	—	—	73,723
Deferred tax liabilities	(51,407)	162,806	27,166	(13,147)	125,418
Due to / (from) affiliates	(475,844)	100,682	241,804	133,358	—
Other non-current liabilities	30,436	7,323	42,079	—	79,838

Total liabilities	434,262	2,494,396	572,506	(1,753,121)	1,748,043

Shareholders’ equity	1,642,161	263,320	172,471	(435,790)	1,642,162

Total liabilities and shareholders’ equity	$2,076,423	$2,757,716	$744,977	$(2,188,911)	$3,390,205

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended July 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$9,038	$80,278	$20,937	$—	$110,253
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on disposal of discontinued operations	1,451	—	—	—	1,451
Depreciation	801	22,756	6,829	—	30,386
Amortization	2,924	6,069	483	—	9,476
Deferred income taxes	1,973	(4,646)	2,854	—	181
Stock compensation	5,868	5,617	999	—	12,484
Excess tax benefit from stock-based compensation	(1,225)	(1,172)	(208)	—	(2,605)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,055)	(64,438)	(25,571)	16,871	(74,193)
Inventories	—	(17,761)	(10,271)	—	(28,032)
Prepaid expenses and other current assets	14,798	(1,887)	(13,450)	(2,270)	(2,809)
Accounts payable	1,223	16,485	11,545	(16,871)	12,382
Employee compensation and benefits	(6,050)	(11,702)	920	—	(16,832)
Accrued product claims and warranties	—	(1,664)	(129)	—	(1,793)
Income taxes	(531)	11,170	(4,196)	—	6,443
Other current liabilities	(16,530)	(15,414)	9,741	2,270	(19,933)
Pension and post-retirement benefits	5,047	1,731	1,944	—	8,722
Other assets and liabilities	(3,656)	(3,015)	8,236	—	1,565

Net cash provided by continuing operations	14,076	22,407	10,663	—	47,146
Net cash provided by (used for) operating activities of discontinued operations	1,451	—	(1,403)	—	48

Net cash provided by operating activities	15,527	22,407	9,260	—	47,194

Investing activities
Capital expenditures	(178)	(11,891)	(8,148)	—	(20,217)
Proceeds from sale of property and equipment	—	120	101	—	221
Acquisitions, net of cash acquired	(19,477)	(217)	—	—	(19,694)
Investment in subsidiaries	9,603	(2,680)	(6,923)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Other	(1,750)	(2,523)	—	—	(4,273)

Net cash used for investing activities	(30,048)	(17,191)	(20,731)	—	(67,970)

Financing activities
Net short-term borrowings (repayments)	4,763	—	—	—	4,763
Proceeds from long-term debt	414,233	—	—	—	414,233
Repayment of long-term debt	(358,141)	—	—	—	(358,141)
Proceeds from exercise of stock options	2,939	—	—	—	2,939
Excess tax benefits from stock-based compensation	1,225	1,172	208	—	2,605
Dividends paid	(28,458)	—	—	—	(28,458)
Repurchases of common stock	(18,330)	—	—	—	(18,330)

Net cash provided by financing activities	18,231	1,172	208	—	19,611

Effect of exchange rate changes on cash	3,118	(3,116)	994	—	996

Change in cash and cash equivalents	6,828	3,272	(10,269)	—	(169)
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$9,832	$7,634	$30,865	$—	$48,331

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended July 2, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$654,825	$164,384	$(30,686)	$788,523
Cost of goods sold	103	467,212	116,682	(30,707)	553,290

Gross profit	(103)	187,613	47,702	21	235,233
Selling, general and administrative	7,127	84,486	25,833	21	117,467
Research and development	—	8,072	2,460	—	10,532

Operating (loss) income	(7,230)	95,055	19,409	—	107,234
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(11,737)	22,959	474	—	11,696

Income before income taxes	9,706	72,096	18,935	—	100,737
Provision for income taxes	3,409	26,123	9,826	—	39,358

Net income	$6,297	$45,973	$9,109	$—	$61,379

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the six months ended July 2, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,232,704	$328,692	$(63,238)	$1,498,158
Cost of goods sold	163	887,141	234,619	(63,136)	1,058,787

Gross profit	(163)	345,563	94,073	(102)	439,371
Selling, general and administrative	16,505	169,584	52,105	(102)	238,092
Research and development	—	16,948	5,011	—	21,959

Operating (loss) income	(16,668)	159,031	36,957	—	179,320
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(39,614)	63,374	(788)	—	22,972

Income before income taxes	28,145	95,657	37,745	—	161,547
Provision for income taxes	8,922	34,532	16,533	—	59,987

Net income	$19,223	$61,125	$21,212	$—	$101,560

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended July 2, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$19,223	$61,125	$21,212	$—	$101,560
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	750	22,183	6,029	—	28,962
Amortization	2,162	5,249	663	—	8,074
Deferred income taxes	137	(3,467)	5,902	—	2,572
Stock compensation	6,254	5,988	1,064	—	13,306
Excess tax benefit from stock-based compensation	(3,670)	(3,514)	(625)	—	(7,809)
Gain on sale of investment	(5,199)	—	—	—	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,736	(63,937)	(24,113)	12,585	(72,729)
Inventories	—	(19,210)	(3,130)	—	(22,340)
Prepaid expenses and other current assets	15,597	(2,100)	(16,106)	(1,427)	(4,036)
Accounts payable	(5,195)	4,219	18,173	(12,607)	4,590
Employee compensation and benefits	(12,249)	(16,097)	(1,566)	—	(29,912)
Accrued product claims and warranties	—	1,281	(53)	—	1,228
Income taxes	5,000	16,520	(3,235)	—	18,285
Other current liabilities	(6,601)	(6,352)	12,291	1,449	787
Pension and post-retirement benefits	3,029	2,247	2,094	—	7,370
Other assets and liabilities	(9,749)	(61)	4,666	—	(5,144)

Net cash provided by continuing operations	12,225	4,074	23,266	—	39,565
Net cash used for operating activities of discontinued operations	—	—	(630)	—	(630)

Net cash provided by operating activities	12,225	4,074	22,636	—	38,935

Investing activities
Capital expenditures	(2,095)	(30,137)	(6,845)	—	(39,077)
Proceeds from sale of property and equipment	—	11,553	—	—	11,553
Acquisitions, net of cash acquired	(10,513)	—	—	—	(10,513)
Investment in subsidiaries	(10,628)	11,047	(419)	—	—
Divestitures	2	289	(481)	—	(190)
Other	23,599	226	(229)	—	23,596

Net cash provided by (used for) investing activities	365	(7,022)	(7,974)	—	(14,631)

Financing activities
Proceeds from long-term debt	186,610	—	—	—	186,610
Repayment of long-term debt	(186,993)	—	—	—	(186,993)
Proceeds from exercise of stock options	6,355	—	—	—	6,355
Excess tax benefit from stock-based compensation	3,670	3,514	625	—	7,809
Dividends paid	(26,648)	—	—	—	(26,648)

Net cash (used for) provided by financing activities	(17,006)	3,514	625	—	(12,867)

Effect of exchange rate changes on cash	5,941	4,280	(11,300)	—	(1,079)

Change in cash and cash equivalents	1,525	4,846	3,987	—	10,358
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495

Cash and cash equivalents, end of period	$3,820	$10,416	$27,617	$—	$41,853

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
The following factors may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
•	the strength of product demand;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers;
•	our ability to successfully appeal and limit damages arising out of the Horizon litigation;
•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	domestic and foreign governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	our ability to continue to successfully generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;
•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;
•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims; and
•	our ability to access capital markets and obtain anticipated financing under favorable terms.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004, 2005, and the first half of 2006, sales volumes increased due to the addition of new distributors, new products, and higher demand in all targeted markets. In addition, through the success of our Pentair Integrated Management Systems (“PIMS”) initiatives, we have increased Technical Products segment margins for 18 consecutive quarters.

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first six months of 2006 and will likely impact our results in the future:
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by weather patterns particularly related to heavy flooding and droughts.
•	We expect our operations to continue to benefit from our PIMS initiatives which include: strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management, and lean operations; and IGNITE, our process to drive organic growth.
•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel and resins, freight, fuel, as well as rising costs of health care and insurance.
•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year in 2005 and is expected to be approximately $200 million in 2006. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.
•	In the first six months of 2006, the U.S. dollar was stronger against the Euro when compared to the same period in 2005. This resulted in year-over-year unfavorable foreign currency effects, which may or may not continue to trend unfavorably in the future.
•	The effective tax rate for the first six months of 2006 was 30.5% due in part to a favorable adjustment in the second quarter primarily related to the resolution of an IRS exam for the periods of 2002 – 2003. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2006 and beyond, our operating objectives include the following:
•	Continue to drive for operating excellence through PIMS: lean enterprise initiatives, supply management practices, and cash flow management;
•	Continue the integration of acquisitions and realize identified synergistic opportunities;
•	Continue proactive talent management process building competencies in international management and other key functional areas;
•	Achieve organic sales growth (in excess of market growth), particularly in international markets; and
•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
	July 1	July 2			July 1	July 2
In thousands	2006	2005	$ change	% change	2006	2005	$ change	% change

Net sales	$862,022	$788,523	$73,499	9.3%	$1,633,411	$1,498,158	$135,253	9.0%

The components of the net sales change in 2006 from 2005 were as follows:

	% Change from 2005
Percentages	Second quarter	Six months

Volume	7.6	7.5
Price	1.6	2.0
Currency	0.1	(0.5)

Total	9.3	9.0

Consolidated net sales
The 9.3 percent and the 9.0 percent increases in consolidated net sales in the second quarter and the first half, respectively, of 2006 from 2005 were primarily the result of:
•	an increase in sales volume due to our acquisitions, primarily the December 1, 2005 acquisition of the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”); and
•	organic sales growth of approximately 4.5 percent (excluding the effects of acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the first three months of 2006 as the stronger U.S. dollar decreased the U.S. dollar value of sales denominated in foreign currencies.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
	July 1	July 2			July 1	July 2
In thousands	2006	2005	$ change	% change	2006	2005	$ change	% change

Water	$605,516	$585,657	$19,859	3.4%	$1,122,685	$1,097,745	$24,940	2.3%
Technical Products	256,506	202,866	53,640	26.4%	510,726	400,413	110,313	27.5%

Total	$862,022	$788,523	$73,499	9.3%	$1,633,411	$1,498,158	$135,253	9.0%

Water
The 3.4 percent and the 2.3 percent increases in Water segment net sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily result of:
•	organic sales growth of approximately 3 percent (excluding foreign currency exchange) which includes selective increases in selling prices to mitigate inflationary cost increases:
•	strong pump sales in our commercial, municipal, and residential markets;

•	increased sales of pool products driven by new products along with sales increases in filtration reflecting strong industrial sales; and

•	a strong sales performance in Asia.

These increases were partially offset by:
•	lower sales of spa and bath products as well as in the residential and original equipment manufacturer (OEM) filtration markets; and
•	unfavorable foreign currency effects in the first three months of 2006.
Technical Products
The 26.4 percent and 27.5 percent increases in Technical Product segment net sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	an increase in sales volume primarily due to our December 1, 2005 acquisition of the Thermal businesses;
•	organic sales growth of approximately 7 percent and 10 percent for the second quarter and first half of 2006, respectively, (excluding acquisitions and foreign currency exchange) which includes selective increases in selling prices to mitigate inflationary cost increases:
•	market share gain in our targeted markets for petrochemical, food & beverage, and commercial construction driven by new products and focused vertical market efforts; and

•	higher sales in Asia driven by continued market penetration in China and continued market recovery in Japan.
These increases were partially offset by:
•	unfavorable foreign currency effects for the first three months of 2006.
Gross profit

	Three months ended				Six months ended
	July 1	% of	July 2	% of	July 1	% of	July 2	% of
In thousands	2006	sales	2005	sales	2006	sales	2005	sales

Gross profit	$262,689	30.5%	$235,233	29.8%	$485,197	29.7%	$439,371	29.3%

Percentage point change		0.7pts				0.4 pts
The 0.7 and 0.4 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;
•	savings generated from our PIMS initiatives including lean and supply management practices; and
•	cost leverage from our increase in sales volume.
These increases were offset by:
•	inflationary increases related to material, labor and freight costs;
•	anticipated inefficiencies resulting from plant and product line moves in the Water Group; and
•	lower margins due to unfavorable product mix (primarily in the Water Group).
Selling, general and administrative (SG&A)

	Three months ended				Six months ended
	July 1	% of	July 2	% of	July 1	% of	July 2	% of
In thousands	2006	sales	2005	sales	2006	sales	2005	sales

SG&A	$139,831	16.2%	$117,467	14.9%	$268,920	16.5%	$238,092	15.9%

Percentage point change		1.3pts				0.6 pts

The 1.3 and 0.6 percentage point increases in SG&A expense as a percent of sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	higher selling, general and administrative expense to fund investments in future growth in all markets in our Water Group, with emphasis on growth in the international markets, including personnel and business infrastructure investments;
•	reorganization costs in our Water Group;
•	an increase in amortization expense related to the intangible assets from the Thermal acquisition; and
•	a write-down of a tax-related investment.
These increases were partially offset by:
•	cost leverage from our increase in sales volume in the Technical Products Group.
Research and development (R&D)

	Three months ended				Six months ended
	July 1	% of	July 2	% of	July 1	% of	July 2	% of
In thousands	2006	sales	2005	sales	2006	sales	2005	sales

R&D	$14,883	1.7%	$10,532	1.3%	$29,746	1.8%	$21,959	1.5%

Percentage point change		0.4pts				0.3pts
The 0.4 and 0.3 percentage point increases in R&D expense as a percent of sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	additional investments related to new product development initiatives in our Water and Technical Products Groups; and
•	proportionately higher spending in the newly acquired Thermal businesses.
Operating income
Water

	Three months ended				Six months ended
	July 1	% of	July 2	% of	July 1	% of		July 2	% of
In thousands	2006	sales	2005	sales	2006	sales		2005	sales

Operating income	$84,191	13.9%	$92,167	15.7%	$139,778	12.5%		$152,656	13.9%

Percentage point change		(1.8) pts				(1.4	)pts
The 1.8 and 1.4 percentage point decreases in Water segment operating income as a percent of sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	inflationary increases related to material, labor, and freight costs;
•	planned investments in new products and new customers, reinforcing international talent, and implementing a unified business infrastructure in Europe;
•	expected inefficiencies resulting from plant and product line moves; and
•	unfavorable product mix.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings realized from continued success of PIMS, including lean and supply management activities.

Technical Products

	Three months ended				Six months ended
	July 1	% of	July 2	% of	July 1	% of	July 2	% of
In thousands	2006	sales	2005	sales	2006	sales	2005	sales

Operating income	$39,678	15.5%	$26,325	13.0%	$77,382	15.2%	$51,497	12.9%

Percentage point change		2.5pts				2.3 pts
The 2.5 and 2.3 percentage point increases in Technical Products segment operating income as a percent of sales in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	leverage gained on volume expansion through market share growth;
•	savings realized from the continued success of PIMS, including lean and supply management activities; and
•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to labor and freight costs.
Gain on sale of investment

	Three months ended				Six months ended
	July 1	July 2			July 1	July 2
In thousands	2006	2005	Difference	% change	2006	2005	Difference	% change

Gain on sale of investment	$—	$5,199	$(5,199)	(100.0%)	$—	$5,199	$(5,199)	(100.0%)

The gain on sale of investment of $5.2 million for the three and six month periods ended July 2, 2005 represents the gain from the sale of our interest in the stock of LN Holdings Corporation.
Net interest expense

	Three months ended				Six months ended
	July 1	July 2			July 1	July 2
In thousands	2006	2005	Difference	% change	2006	2005	Difference	% change

Net interest expense	$12,553	$11,696	$857	7.3%	$25,837	$22,972	$2,865	12.5%

The 7.3 and 12.5 percentage point increases in interest expense in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	increases in interest rates and outstanding debt in 2006; and
•	incremental interest expense related to the payments made in connection with the final resolution on the net asset value dispute with BDK in the first quarter of 2006.
These increases were partially offset by:
•	a favorable adjustment to interest expense related to the IRS settlement in the second quarter of 2006.
Provision for income taxes from continuing operations

	Three months ended		Six months ended
	July 1	July 2	July 1	July 2
In thousands	2006	2005	2006	2005

Income before income taxes	$95,422	$100,737	$160,694	$161,547
Provision for income taxes	26,789	39,358	48,990	59,987
Effective tax rate	28.1%	39.1%	30.5%	37.1%

The 11.0 and 6.6 percentage point decreases in the tax rate in the second quarter and first half, respectively, of 2006 from 2005 were primarily the result of:
•	a favorable settlement in the second quarter of 2006 of a routine IRS exam for the periods 2002-2003;
•	an unfavorable settlement in the second quarter of 2005 for a routine tax exam for prior years in Germany; and
•	a favorable adjustment in the first quarter of 2006 related to a prior year tax return.
These decreases were partially offset by:
•	a favorable settlement in the first quarter of 2005 of a routine IRS exam for the periods 1998-2001.
LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.
We experience seasonal changes in cash flows primarily due to seasonal demand in a number of our markets. We generally make payments on annual programs during the first quarter each year. Also, end-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We somewhat mitigate the magnitude of the sales spike through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by weather patterns particularly related to heavy flooding and droughts.
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	July 1	December 31	July 2
Days	2006	2005	2005

Days of sales in accounts receivable	54	54	53
Days inventory on hand	71	70	68
Days in accounts payable	56	56	56
Operating activities
Cash provided by operating activities was $47.2 million in the first six months of 2006 compared with cash provided by operating activities of $38.9 million in the prior year comparable period. The increase in cash provided by operating activities was primarily related to the increase in net income. The increase in days inventory on hand as of July 1, 2006 compared to December 31, 2005 was attributable to increased inventory levels to support the product moves from plant rationalizations and to meet seasonal needs. In the future, we expect our working capital ratios to improve as we are able to complete our facility rationalization activities and capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first six months of 2006 were $20.2 million compared with $39.1 million in the prior year period. We currently anticipate that capital expenditures for fiscal 2006 will be approximately $70 to $75 million, primarily related to expansion of low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, selective increases in equipment capacity, new product development, and general maintenance capital.
On April 12, 2006, we acquired the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately held companies, for $15.4 million, including a cash payment of $15.0 million plus debt assumed of $0.4 million. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel housing filtration solutions. In 2006, we also paid approximately $4.9 million of additional costs related to the acquisition of the Thermal businesses and other acquisitions.
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
Cash proceeds from the sale of property and equipment in our Water Group of $11.6 million were received during the first half of 2005, primarily related to the sale of two California facilities.

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
Financing activities
Net cash provided by financing activities was $19.6 million in the first six months of 2006 compared with $12.9 million used for financing activities in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, repurchase of Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of July 1, 2006, we had $217.3 million of commercial paper outstanding that matures within 48 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of July 1, 2006 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of July 1, 2006.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had borrowings of $4.9 million as of July 1, 2006.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable
As of July 1, 2006, our capital structure consisted of $813.7 million in total indebtedness and $1,642.2 million in shareholders’ equity. The ratio of debt-to-total capital at July 1, 2006 was 33.1 percent, compared with 32.6 percent at December 31, 2005 and 32.7 percent at July 2, 2005. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Any adverse judgment in the Horizon litigation discussed in Part II, Item 1 of this Form 10-Q could increase our indebtedness or reduce cash available for other uses. Any such payment could impact our ability to execute our long-term strategic plans to their full extent, but we do not believe our ongoing financial and operational condition will be compromised.
Dividends paid in the first six months of 2006 were $28.5 million, or $0.28 per common share, compared with $26.6 million, or $0.26 per common share, in the prior year period. We have increased dividends every year for the last 30 years and expect to continue paying dividends on a quarterly basis.
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

	Six months ended
	July 1	July 2
In thousands	2006	2005

Net cash provided by operating activities	$47,194	$38,935
Capital expenditures	(20,217)	(39,077)
Proceeds from sale of property and equipment	221	11,553

Free cash flow	27,198	11,411
Net income	110,253	101,560

Conversion of net income	24.7%	11.2%

In 2006, we are targeting free cash flow of approximately $200 million .
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the six months ended July 1, 2006. For additional information, refer to Item 7A of our 2005 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 1, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 1, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
     Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of July 1, 2006 and July 2, 2005, the related condensed consolidated statements of income for the three and six-month periods ended July 1, 2006 and July 2, 2005 and cash flows for the six-month periods ended July 1, 2006 and July 2, 2005. These interim financial statements are the responsibility of the Company’s management.
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
August 4, 2006

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2005 Annual Report on Form 10-K, other than those matters identified below.
Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (Celebrity) were brought against Essef Corporation (Essef) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, the jury returned a verdict against the Essef defendants in the total amount of $193 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and loss of business enterprise value ($135 million). The verdict is exclusive of pre-judgment interest and attorneys’ fees. We believe that the jury verdict is not consistent with the law nor the evidence offered at trial. We intend to argue all appropriate post-trial motions, or if unsuccessful to appeal any subsequent judgment, to reverse or substantially reduce this verdict, in particular the claims relating to lost profits and lost enterprise value.
We have assessed the impact of the verdict on our previously established reserves for this matter and based on the information available at this time, have deemed it unnecessary to adjust our reserves. First, several issues have not been addressed by the court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. In addition, the court has not decided Essef’s contribution claim to reduce Celebrity’s recovery by 30% to account for its contributory negligence. Second we believe that we will ultimately be successful in obtaining substantial relief from this misguided verdict. While we are not able to determine the amount of the eventual liability at this time, we believe that an appropriate result would be substantially less than the verdict the jury rendered. As a result, we are maintaining our accruals at the same level as before, which we believe are within the range of reasonable outcomes for this case.
If judgment were subsequently entered on this verdict and upheld on appeal as it currently stands, which we believe is unlikely to occur for the reasons noted above, the interest incurred through June 2006 would range from approximately $75 to $171 million, depending on interest rate and interest period used. In this worst case situation, the gross amount that we would have pay in this matter would then total from $268 to $364 million. While we believe the majority of the amount would be tax-deductible in the year paid or in subsequent years, we are still analyzing the tax impact of a loss of that magnitude. In addition to the impact of a loss on this matter on our earnings per share when recognized, we would also need eventually to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the next two years.
During the period prior to final determination and payment of any ultimate recovery to Celebrity, we believe that we will be able to operate in the normal course of business, although interim acquisition plans and other discretionary spending may be reduced. Any final judgment paid would also increase our indebtedness or reduce cash available for other uses. Any such payment could impact our ability to execute our long-term strategic plans to their full extent, but we do not believe our ongoing financial and operational condition will be compromised.
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
Item 1A. Risk Factors
The risks relating to the Horizon Litigation and jury verdict are set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes from the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information with respect to purchases we made of our common stock during the second quarter of 2006:

			(c) Total Number of	(d)
	(a) Total	(b)	Shares Purchased as	Dollar value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
April 2 – April 29, 2006	305	40.56	—	$25,000,000
April 30 – May 27, 2006	5,338	35.66	—	$25,000,000
May 28 – July 1, 2006	730	34.38	573,100	$6,218,158

Total	6,373		573,100

(a)	The purchases in this column include only those shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes only those shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced program to repurchase up to $25 million of our common stock annually.

(d)	In December 2004, our Board of Directors authorized a program to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million per year. There is no expiration associated with the authorization granted. As of July 1, 2006, we had repurchased 573,100 shares for $18.8 million pursuant to this program and accordingly we had the authority to repurchase up to a maximum dollar limit of $6.2 million for the remainder of 2006. On July 28, 2006, our Board of Directors authorized the repurchase of up to an additional $25 million of shares of our common stock. In July 2006, we repurchased an additional 200,000 shares for $5.7 million, leaving us authorization to repurchase up to an additional $25.5 million of our common stock for the remainder of 2006.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of shareholders was held on May 4, 2006. There were 101,620,166 shares of Common Stock entitled to vote at the meeting and a total of 88,482,540 shares (87.07%) were represented at the meeting.
Proposal 1. – Election of Directors
To elect three directors of the Company to terms expiring in 2009. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Withheld
Charles A. Haggerty	81,757,230	6,725,310
Randall J. Hogan	84,792,156	3,690,384
David A. Jones	53,193,432	35,289,109
The Company’s other directors that were in office prior to the Annual Meeting of Stockholders and with terms of office that continue after the Annual Meeting of Stockholders are Glynis A. Bryan, Richard J. Cathcart, Barbara B.Grogan, Augusto Meozzi, Ronald L. Merriman, William T. Monahan and Karen E. Welke.
Proposal 2. – Ratification of Appointment of Deloitte & Touche LLP as independent registered public accounting firm of the company for 2006
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
86,054,462	2,127,729	300,049	—

ITEM 6. Exhibits
     (a) Exhibits

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2006.

PENTAIR, INC.
Registrant

By /s/ David D. Harrison
David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended July 1, 2006

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