Form 10-Q
period 2006-09-30
PENTAIR INC
filed 2006-11-03
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 27, 2006, 99,768,471 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands, except per-share data	2006	2005	2006	2005

Net sales	$778,020	$716,308	$2,411,431	$2,214,466
Cost of goods sold	565,533	515,467	1,713,747	1,574,254

Gross profit	212,487	200,841	697,684	640,212
Selling, general and administrative	137,923	112,813	406,843	350,905
Research and development	14,271	11,148	44,017	33,107

Operating income	60,293	76,880	246,824	256,200
Gain on sale of investment	167	—	167	5,199
Net interest expense	13,024	10,752	38,861	33,724

Income from continuing operations before income taxes	47,436	66,128	208,130	227,675
Provision for income taxes	13,995	21,595	62,985	81,582

Income from continuing operations	33,441	44,533	145,145	146,093
Gain (loss) on disposal of discontinued operations, net of tax	1,400	—	(51)	—

Net income	$34,841	$44,533	$145,094	$146,093

Earnings per common share
Basic
Continuing operations	$0.34	$0.44	$1.45	$1.45
Discontinued operations	0.01	—	—	—

Basic earnings per common share	$0.35	$0.44	$1.45	$1.45

Diluted
Continuing operations	$0.33	$0.43	$1.42	$1.42
Discontinued operations	0.01	—	—	—

Diluted earnings per common share	$0.34	$0.43	$1.42	$1.42

Weighted average common shares outstanding
Basic	99,419	100,922	100,133	100,685
Diluted	101,062	102,866	101,998	102,787

Cash dividends declared per common share	$0.14	$0.13	$0.42	$0.39
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30	December 31	October 1
In thousands, except share and per-share data	2006	2005	2005

Assets
Current assets
Cash and cash equivalents	$45,153	$48,500	$49,352
Accounts and notes receivable, net	454,255	423,847	428,486
Inventories	397,637	349,312	344,676
Deferred tax assets	46,040	48,971	64,793
Prepaid expenses and other current assets	28,736	24,394	28,244

Total current assets	971,821	895,024	915,551

Property, plant and equipment, net	312,295	311,839	316,491

Other assets
Goodwill	1,732,410	1,718,207	1,629,978
Intangibles, net	261,261	266,533	251,308
Other	77,386	62,152	61,739

Total other assets	2,071,057	2,046,892	1,943,025

Total assets	$3,355,173	$3,253,755	$3,175,067

Liabilities and Shareholders’ Equity

Current liabilities
Current maturities of long-term debt	$6,912	$4,137	$4,003
Accounts payable	191,206	207,320	183,376
Employee compensation and benefits	93,431	95,552	90,722
Accrued product claims and warranties	44,016	43,551	43,252
Current liabilities of discontinued operations	—	192	192
Income taxes	—	17,518	40,820
Accrued rebates and sales incentives	41,982	45,374	41,397
Other current liabilities	95,122	111,026	114,176

Total current liabilities	472,669	524,670	517,938

Long-term debt	788,066	748,477	685,354
Pension and other retirement compensation	171,063	152,780	142,584
Post-retirement medical and other benefits	73,398	73,949	70,794
Deferred tax liabilities	124,393	125,785	138,186
Other non-current liabilities	84,783	70,455	69,369
Non-current liabilities of discontinued operations	—	2,029	2,027

Total liabilities	1,714,372	1,698,145	1,626,252

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 100,052,372, 101,202,237 and 101,884,698 shares issued and outstanding, respectively	16,675	16,867	16,981
Additional paid-in capital	486,986	518,751	527,529
Retained earnings	1,123,456	1,020,978	995,268
Accumulated other comprehensive income (loss)	13,684	(986)	9,037

Total shareholders’ equity	1,640,801	1,555,610	1,548,815

Total liabilities and shareholders’ equity	$3,355,173	$3,253,755	$3,175,067

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30	October 1
In thousands	2006	2005

Operating activities
Net income	$145,094	$146,093
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of discontinued operations	51	—
Depreciation	44,762	43,144
Amortization	13,955	11,815
Deferred income taxes	(89)	3,457
Stock compensation	18,058	19,205
Excess tax benefits from stock-based compensation	(2,677)	(7,983)
Gain on sale of investment	(167)	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(23,210)	(43,760)
Inventories	(43,360)	(29,435)
Prepaid expenses and other current assets	(3,671)	(4,458)
Accounts payable	(22,136)	(8,374)
Employee compensation and benefits	(7,153)	(23,876)
Accrued product claims and warranties	547	290
Income taxes	(14,800)	14,321
Other current liabilities	(2,263)	3,875
Pension and post-retirement benefits	14,365	11,911
Other assets and liabilities	8,546	(4,115)

Net cash provided by continuing operations	125,852	126,911
Net cash provided by (used for) operating activities of discontinued operations	48	(634)

Net cash provided by operating activities	125,900	126,277

Investing activities
Capital expenditures	(33,311)	(50,597)
Proceeds from sale of property and equipment	497	11,534
Acquisitions, net of cash acquired	(22,879)	(10,515)
Divestitures	(24,007)	(10,574)
Proceeds from sale of investment	167	23,599
Other	(6,823)	(950)

Net cash used for investing activities	(86,356)	(37,503)

Financing activities
Proceeds from long-term debt	568,996	241,610
Repayment of long-term debt	(526,599)	(286,333)
Proceeds from exercise of stock options	3,126	7,029
Excess tax benefits from stock-based compensation	2,677	7,983
Repurchases of common stock	(50,000)	—
Dividends paid	(42,616)	(39,889)

Net cash used for financing activities	(44,416)	(69,600)

Effect of exchange rate changes on cash and cash equivalents	1,525	(1,317)

Change in cash and cash equivalents	(3,347)	17,857
Cash and cash equivalents, beginning of period	48,500	31,495

Cash and cash equivalents, end of period	$45,153	$49,352

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
Certain reclassifications have been made to prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
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
In November 2004, the FASB issued SFAS No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and we adopted it on January 1, 2006. The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial condition.
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FASB Staff Position (“FSP”) addresses when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF 03-1 did not have a material impact on our consolidated results of operations or financial condition.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on our consolidated results of operations or financial condition.
In June 2005, the EITF reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
ATZ contracts are signed. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 is effective for fiscal years beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF 05-5 did not have a material impact on our consolidated results of operations or financial condition.
In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated results of operations and financial condition.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements. SAB 108 requires that a company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently assessing the impact of adopting SAB 108 on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur. We are currently evaluating the impact of adopting SFAS 158 on our consolidated results of operations and financial condition.
3. Stock-based Compensation
In the fourth quarter 2005, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), using the modified retrospective transition method as permitted by SFAS 123R. Under this transition method, we restated our 2005 interim financial statements. Total stock-based compensation expense was $5.6 million and $5.9 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $18.1 million and $19.2 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.
Non-vested shares of our common stock were granted during the first nine months of 2006 to eligible employees with a vesting period of two to five years after issuance. The non-vested shares were granted at the market price on the date of grant and are expensed over the vesting period. Total compensation expense for non-vested share awards was $2.4 million and $2.0 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $7.2 million and $6.0 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.
During the first nine months of 2006, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards granted in the first nine months of 2006 under the Omnibus Stock Incentive Plan did not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards over the vesting period. Certain option grants were reloaded during the first nine months of 2006 for individuals retiring shares to pay the exercise price of options granted prior to 2006. Reload options are vested and expensed immediately. Total compensation expense for stock option awards was $3.2 million and $3.9 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $10.9 million and $13.2 million for the nine months ended September 30, 2006 and October 1, 2005, respectively.
We estimated the fair value of each stock option award during the third quarter of 2006 and 2005 on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	September 30	October 1
	2006	2005

Expected stock price volatility	31.5%	34.5%
Expected life	4.5 yrs	3.6 yrs
Risk-free interest rate	4.86%	3.99%
Dividend yield	1.89%	1.30%
The weighted-average fair value of options granted during the first nine months of 2006 and 2005 was $10.91 and $11.45 per share, respectively.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands, except per-share data	2006	2005	2006	2005

Earnings (loss) per common share — basic
Continuing operations	$33,441	$44,533	$145,145	$146,093
Discontinued operations	1,400	—	(51)	—

Net income	$34,841	$44,533	$145,094	$146,093

Continuing operations	$0.34	$0.44	$1.45	$1.45
Discontinued operations	0.01	—	—	—

Basic earnings per common share	$0.35	$0.44	$1.45	$1.45

Earnings (loss) per common share — diluted
Continuing operations	$33,441	$44,533	$145,145	$146,093
Discontinued operations	1,400	—	(51)	—

Net income	$34,841	$44,533	$145,094	$146,093

Continuing operations	$0.33	$0.43	$1.42	$1.42
Discontinued operations	0.01	—	—	—

Diluted earnings per common share	$0.34	$0.43	$1.42	$1.42

Weighted average common shares outstanding — basic	99,419	100,922	100,133	100,685
Dilutive impact of stock options and restricted stock	1,643	1,944	1,865	2,102

Weighted average common shares outstanding — diluted	101,062	102,866	101,998	102,787

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	3,363	1,170	2,377	756
5. Acquisitions
On August 31, 2006, we acquired as part of our Water Group the assets of Acu-Trol, Inc. (“Acu-Trol”) for $3.1 million in cash. Acu-Trol expands the integrated aquatic control systems offering of our pool business. Goodwill recorded as part of the initial purchase price allocation was $1.8 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Acu-Trol acquisition and expect to revise the purchase price allocation as better information becomes available.
On June 23, 2006, we acquired as part of our Water Group the assets of Cozad & O’Hara of Cathedral City, Inc. (“Cozad & O’Hara”) for $0.5 million in cash plus a note payable and debt assumed of $0.6 million. Cozad & O’Hara expands the distribution channel of our pool tile

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
business. Goodwill recorded as part of the initial purchase price allocation was $0.7 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Cozad & O’Hara acquisition and expect to revise the purchase price allocation as better information becomes available.
On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.4 million in cash plus debt assumed of $0.4 million. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel housing filtration solutions. Goodwill recorded as part of the initial purchase price allocation was $8.9 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Krystil Klear acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
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

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands, except per-share data	2006	2005	2006	2005

Pro forma net sales from continuing operations	$778,551	$752,986	$2,415,678	$2,321,499
Pro forma net income from continuing operations	33,422	45,598	144,948	148,138

Pro forma earnings per common share - continuing operations
Basic	$0.34	$0.45	$1.45	$1.47
Diluted	$0.33	$0.44	$1.42	$1.44

Weighted average common shares outstanding
Basic	99,419	100,922	100,133	100,685
Diluted	101,062	102,866	101,998	102,787
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
6. Discontinued Operations
Effective after the close of business on October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”). Pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million in January 2006. We recorded no gain or loss on the repurchase. On March 8, 2006, we received notice regarding the settlement of an outstanding net asset value dispute with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final purchase price adjustment of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million or $1.6 million net of tax. In the third quarter of 2006, we resolved a prior year tax item that resulted in a $1.4 million income tax benefit related to our former Tools Group.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
Operating results of the discontinued operations for the third quarter and first nine months of 2006 and 2005 are summarized below:

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Loss on disposal of discontinued operations	$—	$—	$(3,937)	$—
Income tax benefit	1,400	—	3,886	—

Gain (loss) on disposal of discontinued operations, net of tax	$1,400	$—	$(51)	$—

7. Inventories
Inventories were comprised of:

	September 30	December 31	October 1
In thousands	2006	2005	2005

Raw materials and supplies	$176,009	$146,389	$135,512
Work-in-process	54,849	49,418	44,818
Finished goods	166,779	153,505	164,346

Total inventories	$397,637	$349,312	$344,676

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Net income	$34,841	$44,533	$145,094	$146,093
Changes in cumulative foreign currency translation adjustment	5,515	(1,236)	14,006	(23,583)
Changes in market value of derivative financial instruments classified as cash flow hedges	(2,010)	—	664	214

Comprehensive income	$38,346	$43,297	$159,764	$122,724

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 by segment were as follows:

		Technical
In thousands	Water	Products	Consolidated

Balance at December 31, 2005	$1,433,280	$284,927	$1,718,207
Acquired	10,956	—	10,956
Purchase accounting adjustments	(10,207)	4,340	(5,867)
Foreign currency translation	4,885	4,229	9,114

Balance at September 30, 2006	$1,438,914	$293,496	$1,732,410

The acquired goodwill in the Water segment is related to our acquisitions of Krystil Klear and Cozad & O’Hara during the second quarter of 2006 and Acu-Trol during the third quarter of 2006.
Purchase accounting adjustments recorded during the first nine months of 2006 relate to the WICOR, Inc., DEP, Thermal, and Krystil Klear acquisitions. The purchase price adjustments during the first nine months of 2006 included adjustments for additional transaction and restructuring costs incurred, and reclassifications related to the WICOR, Inc. purchase accounting.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Intangible assets, other than goodwill, were comprised of:

	September 30, 2006			December 31, 2005			October 1, 2005
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$18,672	$(5,702)	$12,970	$15,685	$(4,135)	$11,550	$15,689	$(3,658)	$12,031
Non-compete agreements	4,331	(2,792)	1,539	3,937	(2,021)	1,916	7,459	(5,258)	2,201
Proprietary technology	51,570	(8,406)	43,164	51,386	(5,107)	46,279	45,086	(4,229)	40,857
Customer relationships	87,914	(13,028)	74,886	87,707	(8,647)	79,060	84,509	(7,290)	77,219

Total finite-life intangibles	$162,487	$(29,928)	$132,559	$158,715	$(19,910)	$138,805	$152,743	$(20,435)	$132,308

Indefinite-life intangibles
Brand names	$128,702	$—	$128,702	$127,728	$—	$127,728	$119,000	$—	$119,000

Total intangibles, net			$261,261			$266,533			$251,308

Intangible asset amortization expense was $3.4 million and $2.9 million for the three months ended September 30, 2006 and October 1, 2005, respectively, and $10.0 million and $8.6 million for the nine months ended September 30, 2006 and October 1, 2005, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2006 and the next five years is as follows:

In thousands	2006 Q4	2007	2008	2009	2010	2011

Estimated amortization expense	$3,420	$12,410	$11,462	$11,215	$10,711	$10,536
10. Debt
Debt and the average interest rate on debt outstanding is summarized as follows:

	Average
	interest rate	Maturity	September 30	December 31	October 1
In thousands	September 30, 2006	(Year)	2006	2005	2005

Commercial paper, maturing within 52 days	5.77%		$208,904	$144,656	$152,182
Revolving credit facilities	5.95%	2010	90,800	112,300	41,500
Private placement — fixed rate	5.50%	2007-2013	135,000	135,000	135,000
Private placement — floating rate	6.09%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	1.71%	2006-2016	6,776	6,285	6,011

Total contractual debt obligations			791,480	748,241	684,693
Interest rate swap monetization deferred income			3,498	4,373	4,664

Total long-term debt, including current portion per balance sheet			794,978	752,614	689,357
Less: Current maturities of long-term debt			(6,912)	(4,137)	(4,003)

Total long-term debt			$788,066	$748,477	$685,354

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 30, 2006, we had $208.9 million of commercial paper outstanding that matures within 52 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of September 30, 2006 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of September 30, 2006.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of September 30, 2006.
Long-term debt outstanding at September 30, 2006 matures on a calendar year basis as follows:

In thousands	2006 Q4	2007	2008	2009	2010	2011	Thereafter	Total

Contractual long-term debt obligation maturities	$783	$5,191	$260	$250,251	$334,884	$76	$200,035	$791,480
Other maturities	291	1,166	1,166	875	—	—	—	3,498

Total maturities	$1,074	$6,357	$1,426	$251,126	$334,884	$76	$200,035	$794,978

11. Derivatives and Financial Instruments
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap at September 30, 2006 was $1.9 million and was recorded in other assets.
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
The effective income tax rate for the nine months ended September 30, 2006 was 30.3% compared to 35.8% for the nine months ended October 1, 2005. The tax rate for the first nine months of 2006 includes favorable adjustments in the third quarter related to prior years’ tax returns. Also included is a favorable adjustment in the second quarter primarily related to the resolution of an IRS exam for the periods of 2002-2003 and a favorable adjustment in the first quarter related to a prior year tax return. The 2005 effective tax rate included a second quarter unfavorable settlement related to a routine German tax examination for prior years which was partially offset by a first quarter favorable settlement of IRS examinations for the periods 1998-2001 and a third quarter favorable accrual adjustment related to a prior year tax return. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
13. Benefit Plans
Components of net periodic benefit cost for the three and nine months ended September 30, 2006 and October 1, 2005 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Service cost	$4,512	$4,256	$184	$213
Interest cost	7,343	7,456	799	947
Expected return on plan assets	(6,974)	(7,373)	—	—
Amortization of transition obligation	31	30	—	—
Amortization of prior year service cost (benefit)	77	74	(59)	(50)
Recognized net actuarial loss (gain)	1,009	698	(212)	—

Net periodic benefit cost	$5,998	$5,141	$712	$1,110

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Nine months ended
	Pension benefits		Post-retirement
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Service cost	$13,536	$12,493	$552	$638
Interest cost	22,029	22,367	2,397	2,840
Expected return on plan assets	(20,922)	(22,119)	—	—
Amortization of transition obligation	93	89	—	—
Amortization of prior year service cost (benefit)	231	223	(177)	(149)
Recognized net actuarial loss (gain)	3,027	2,093	(636)	—

Net periodic benefit cost	$17,994	$15,146	$2,136	$3,329

14. Business Segments
Financial information by reportable segment for the three and nine months ended September 30, 2006 and October 1, 2005 is shown below:

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Net sales to external customers
Water	$531,703	$515,945	$1,654,388	$1,613,690
Technical Products	246,317	200,363	757,043	600,776

Consolidated	$778,020	$716,308	$2,411,431	$2,214,466

Intersegment sales
Water	$140	$280	$245	$489
Technical Products	1,133	402	3,334	1,434
Other	(1,273)	(682)	(3,579)	(1,923)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water	$36,226	$58,964	$176,004	$211,620
Technical Products	37,050	27,778	114,432	79,275
Other	(12,983)	(9,862)	(43,612)	(34,695)

Consolidated	$60,293	$76,880	$246,824	$256,200

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranty accruals for the nine months ended September 30, 2006 and October 1, 2005 were as follows:

	September 30	October 1
In thousands	2006	2005

Balance at beginning of the year	$33,551	$32,524
Service and product warranty provision	38,826	31,442
Payments	(38,821)	(30,764)
Acquired	260	394
Translation	200	(344)

Balance at end of the period	$34,016	$33,252

16. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2005 Annual Report on Form 10-K, other than those matters identified below.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, the jury returned a verdict against the Essef defendants in the total amount of $193 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and loss of business enterprise value ($135 million). The verdict is exclusive of pre-judgment interest and attorneys’ fees. We believe that the jury verdict is not consistent with the law nor the evidence offered at trial. We intend to argue all appropriate post-trial motions, or if unsuccessful to appeal any subsequent judgment, to reverse or substantially reduce this verdict, in particular the claims relating to lost profits and lost enterprise value. We anticipate that these post-trial motions will be heard in the fourth quarter of 2006.
We have assessed the impact of the verdict on our previously established reserves for this matter and, based on information available at this time, have deemed it unnecessary to adjust our reserves other than for quarterly interest accruals. First, several issues have not been addressed by the court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. In addition, the court has not decided Essef’s contribution claim to reduce Celebrity’s recovery by 30% to account for its contributory negligence. Second, we believe that we will ultimately be successful in obtaining substantial relief from this misguided verdict. While we are not able to determine the amount of the eventual liability at this time, we believe that an appropriate result would be substantially less than the verdict the jury rendered.
If judgment were subsequently entered on this verdict and upheld on appeal as it currently stands, which we believe is unlikely to occur for the reasons noted above, the interest incurred through September 2006 would range from approximately $78 to $175 million, depending on interest rate and interest period used. In this worst case situation, the gross amount that we would have to pay in this matter would range from $271 to $368 million. While we believe the majority of the amount would be tax-deductible in the year paid or in subsequent years, we are still analyzing the tax impact of a loss of that magnitude. In addition to the impact of a loss on this matter on our earnings per share when recognized, we would also need to eventually borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the next two years.
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
Other
We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. While it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, or ongoing results of operations and cash flows.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by our domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of September 30, 2006 and December 31, 2005, the related condensed consolidated statements of income for the three months and nine months ended September 30, 2006 and October 1, 2005, and statements of cash flows for the nine months ended September 30, 2006 and October 1, 2005, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$629,619	$192,384	$(43,983)	$778,020
Cost of goods sold	228	459,902	148,820	(43,417)	565,533

Gross profit	(228)	169,717	43,564	(566)	212,487
Selling, general and administrative	4,232	100,341	33,916	(566)	137,923
Research and development	—	11,260	3,011	—	14,271

Operating (loss) income	(4,460)	58,116	6,637	—	60,293
Gain on sale of investment	167	—	—	—	167
Net interest (income) expense	(16,232)	30,149	(893)	—	13,024

Income from continuing operations before income taxes	11,939	27,967	7,530	—	47,436
Provision for income taxes	4,206	7,006	2,783	—	13,995

Income from continuing operations	7,733	20,961	4,747	—	33,441
Gain on disposal of discontinued operations, net of tax	1,400	—	—	—	1,400

Net income	$9,133	$20,961	$4,747	$—	$34,841

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,984,769	$553,339	$(126,677)	$2,411,431
Cost of goods sold	575	1,428,161	411,492	(126,481)	1,713,747

Gross profit	(575)	556,608	141,847	(196)	697,684
Selling, general and administrative	19,717	291,964	95,358	(196)	406,843
Research and development	—	34,593	9,424	—	44,017

Operating (loss) income	(20,292)	230,051	37,065	—	246,824
Gain on sale of investment	167	—	—	—	167
Net interest (income) expense	(48,133)	89,735	(2,741)	—	38,861

Income from continuing operations before income taxes	28,008	140,316	39,806	—	208,130
Provision for income taxes	9,786	39,077	14,122	—	62,985

Income from continuing operations	18,222	101,239	25,684	—	145,145
Loss on disposal of discontinued operations, net of tax	(51)	—	—	—	(51)

Net income	$18,171	$101,239	$25,684	$—	$145,094

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
Sheets September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$5,494	$25,502	$14,157	$—	$45,153
Accounts and notes receivable, net	304	355,279	148,380	(49,708)	454,255
Inventories	—	290,044	107,593	—	397,637
Deferred tax assets	57,655	34,039	5,616	(51,270)	46,040
Prepaid expenses and other current assets	3,607	10,654	18,668	(4,193)	28,736

Total current assets	67,060	715,518	294,414	(105,171)	971,821

Property, plant and equipment, net	4,856	210,406	97,033	—	312,295

Other assets
Investments in subsidiaries	1,982,125	44,935	100,370	(2,127,430)	—
Goodwill	—	1,493,514	238,896	—	1,732,410
Intangibles, net	—	237,913	23,348	—	261,261
Other	51,704	19,891	5,791	—	77,386

Total other assets	2,033,829	1,796,253	368,405	(2,127,430)	2,071,057

Total assets	$2,105,745	$2,722,177	$759,852	$(2,232,601)	$3,355,173

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities of long-term debt	$1,167	$226	$30,723	$(25,204)	$6,912
Accounts payable	93	149,762	90,328	(48,977)	191,206
Employee compensation and benefits	12,601	51,780	29,050	—	93,431
Accrued product claims and warranties	—	28,460	15,556	—	44,016
Income taxes	(13,701)	4,505	9,196	—	—
Accrued rebates and sales incentives	—	38,777	3,205	—	41,982
Other current liabilities	19,080	52,315	27,919	(4,192)	95,122

Total current liabilities	19,240	325,825	205,977	(78,373)	472,669

Long-term debt	787,037	1,787,021	11,518	(1,797,510)	788,066
Pension and other retirement compensation	85,221	30,290	55,552	—	171,063
Post-retirement medical and other benefits	23,364	50,034	—	—	73,398
Deferred tax liabilities	(14,569)	162,506	27,726	(51,270)	124,393
Due to / (from) affiliates	(466,483)	81,683	233,403	151,397	—
Other non-current liabilities	31,134	6,981	46,668	—	84,783

Total liabilities	464,944	2,444,340	580,844	(1,775,756)	1,714,372

Shareholders’ equity	1,640,801	277,837	179,008	(456,845)	1,640,801

Total liabilities and shareholders’ equity	$2,105,745	$2,722,177	$759,852	$(2,232,601)	$3,355,173

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$18,171	$101,239	$25,684	$—	$145,094
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on disposal of discontinued operations	51	—	—	—	51
Depreciation	1,200	33,572	9,990	—	44,762
Amortization	3,949	9,255	751	—	13,955
Deferred income taxes	1,973	(5,039)	2,977	—	(89)
Stock compensation	8,487	8,126	1,445	—	18,058
Excess tax benefit from stock-based compensation	(1,258)	(1,205)	(214)	—	(2,677)
Gain on sale of investment	(167)	—	—	—	(167)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,606)	(15,423)	(21,859)	15,678	(23,210)
Inventories	—	(21,668)	(21,692)	—	(43,360)
Prepaid expenses and other current assets	14,507	(1,808)	(15,501)	(869)	(3,671)
Accounts payable	691	(19,334)	12,181	(15,674)	(22,136)
Employee compensation and benefits	(4,408)	(5,659)	2,914	—	(7,153)
Accrued product claims and warranties	—	78	469	—	547
Income taxes	(2,571)	(7,754)	(4,475)	—	(14,800)
Other current liabilities	(10,753)	(6,655)	14,280	865	(2,263)
Pension and post-retirement benefits	8,579	2,453	3,333	—	14,365
Other assets and liabilities	(3,495)	(1,770)	13,811	—	8,546

Net cash provided by continuing operations	33,350	68,408	24,094	—	125,852
Net cash provided by (used for) operating activities of discontinued operations	52	—	(4)	—	48

Net cash provided by operating activities	33,402	68,408	24,090	—	125,900

Investing activities
Capital expenditures	(376)	(16,622)	(16,313)	—	(33,311)
Proceeds from sale of property and equipment	—	333	164	—	497
Acquisitions, net of cash acquired	(22,661)	(218)	—	—	(22,879)
Investment in subsidiaries	60,653	(38,376)	(22,277)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Proceeds from sale of investment	167	—	—	—	167
Other	(2,733)	(4,090)	—	—	(6,823)

Net cash provided by (used for) investing activities	16,804	(58,973)	(44,187)	—	(86,356)

Financing activities
Proceeds from long-term debt	568,996	—	—	—	568,996
Repayment of long-term debt	(526,599)	—	—	—	(526,599)
Proceeds from exercise of stock options	3,126	—	—	—	3,126
Excess tax benefits from stock-based compensation	1,258	1,205	214	—	2,677
Repurchases of common stock	(50,000)	—	—	—	(50,000)
Dividends paid	(42,616)	—	—	—	(42,616)

Net cash provided by (used for) financing activities	(45,835)	1,205	214	—	(44,416)

Effect of exchange rate changes on cash	(1,881)	10,500	(7,094)	—	1,525

Change in cash and cash equivalents	2,490	21,140	(26,977)	—	(3,347)
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$5,494	$25,502	$14,157	$—	$45,153

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended October 1, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$593,753	$153,501	$(30,946)	$716,308
Cost of goods sold	91	433,742	112,042	(30,408)	515,467

Gross profit	(91)	160,011	41,459	(538)	200,841
Selling, general and administrative	5,507	83,252	24,592	(538)	112,813
Research and development	—	8,468	2,680	—	11,148

Operating (loss) income	(5,598)	68,291	14,187	—	76,880
Net interest (income) expense	(12,214)	23,658	(692)	—	10,752

Income before income taxes	6,616	44,633	14,879	—	66,128
Provision for income taxes	2,377	13,828	5,390	—	21,595

Net income	$4,239	$30,805	$9,489	$—	$44,533

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended October 1, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,826,457	$482,193	$(94,184)	$2,214,466
Cost of goods sold	254	1,320,883	346,661	(93,544)	1,574,254

Gross profit	(254)	505,574	135,532	(640)	640,212
Selling, general and administrative	22,012	252,836	76,697	(640)	350,905
Research and development	—	25,416	7,691	—	33,107

Operating (loss) income	(22,266)	227,322	51,144	—	256,200
Gain on sale of investment	5,199	—	—	—	5,199
Net interest (income) expense	(51,828)	87,032	(1,480)	—	33,724

Income before income taxes	34,761	140,290	52,624	—	227,675
Provision for income taxes	11,299	48,360	21,923	—	81,582

Net income	$23,462	$91,930	$30,701	$—	$146,093

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended October 1, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$23,462	$91,930	$30,701	$—	$146,093
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,125	33,080	8,939	—	43,144
Amortization	3,242	7,892	681	—	11,815
Deferred income taxes	137	(3,470)	6,790	—	3,457
Stock compensation	9,027	8,642	1,536	—	19,205
Excess tax benefit from stock-based compensation	(3,752)	(3,592)	(639)	—	(7,983)
Gain on sale of investment	(5,199)	—	—	—	(5,199)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,421	(37,009)	(22,573)	13,401	(43,760)
Inventories	—	(25,719)	(3,716)	—	(29,435)
Prepaid expenses and other current assets	14,787	(2,856)	(13,139)	(3,250)	(4,458)
Accounts payable	(6,376)	(5,357)	16,782	(13,423)	(8,374)
Employee compensation and benefits	(11,366)	(11,177)	(1,333)	—	(23,876)
Accrued product claims and warranties	—	281	9	—	290
Income taxes	7,495	10,505	(3,679)	—	14,321
Other current liabilities	(3,830)	(10,748)	15,181	3,272	3,875
Pension and post-retirement benefits	5,080	3,663	3,168	—	11,911
Other assets and liabilities	(9,728)	(43)	5,656	—	(4,115)

Net cash provided by continuing operations	26,525	56,022	44,364	—	126,911
Net cash used for operating activities of discontinued operations	—	—	(634)	—	(634)

Net cash provided by operating activities	26,525	56,022	43,730	—	126,277

Investing activities
Capital expenditures	(1,975)	(37,312)	(11,310)	—	(50,597)
Proceeds from sale of property and equipment	—	11,545	(11)	—	11,534
Acquisitions, net of cash acquired	(10,515)	—	—	—	(10,515)
Investment in subsidiaries	39,523	(29,235)	(10,288)	—	—
Divestitures	(10,383)	289	(480)	—	(10,574)
Proceeds from sale of investment	23,599	—	—	—	23,599
Other	—	(950)	—	—	(950)

Net cash provided by (used for) investing activities	40,249	(55,663)	(22,089)	—	(37,503)

Financing activities
Proceeds from long-term debt	241,610	—	—	—	241,610
Repayment of long-term debt	(286,333)	—	—	—	(286,333)
Proceeds from exercise of stock options	7,029	—	—	—	7,029
Excess tax benefit from stock-based compensation	3,752	3,592	639	—	7,983
Dividends paid	(39,889)	—	—	—	(39,889)

Net cash provided by (used for) financing activities	(73,831)	3,592	639	—	(69,600)

Effect of exchange rate changes on cash	9,058	57	(10,432)	—	(1,317)

Change in cash and cash equivalents	2,001	4,008	11,848	—	17,857
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495

Cash and cash equivalents, end of period	$4,296	$9,578	$35,478	$—	$49,352

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
The following factors may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

▪	the financial condition of our customers;
•	our ability to successfully appeal and limit damages arising out of the Horizon litigation;

•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to accurately evaluate the effects of contingent liabilities such as taxes, product liability, environmental, and other claims; and

•	our ability to access capital markets and obtain anticipated financing under favorable terms.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. In 2004, 2005, and the first nine months of 2006, sales volumes increased due to the addition of new distributors, new products, and higher demand in targeted markets. In addition, through the success of our Pentair Integrated Management Systems (“PIMS”) initiatives, we have increased Technical Products segment operating margins to our goal of 15 percent and achieved 16 consecutive quarters of year-over-year operating margin expansion.
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first nine months of 2006 and will likely impact our results in the future:
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool/spa equipment is affected by the strength of the housing and related markets and follows warm weather trends and is at seasonal highs from March to July. The magnitude of the sales spike is partially mitigated by effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by economic conditions and weather patterns particularly related to heavy flooding and droughts.

•	We expect our operations to continue to benefit from our PIMS initiatives which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management, and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as steel and resins, freight, fuel, as well as rising costs of health care and insurance.

•	Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year in 2005 and is expected to be approximately $170-$180 million in 2006. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	We experienced unfavorable foreign currency effects on net sales in the first quarter of 2006 and favorable foreign currency effects in the second and third quarters of 2006. Overall, we experienced a slightly unfavorable foreign currency effect on net sales in the first nine months of 2006. Our currency effect is primarily for the U.S. dollar against the Euro, which may or may not trend unfavorably in the future.

•	The effective tax rate for the first nine months of 2006 was 30.3% due in part to a favorable adjustment in the third quarter primarily related to prior years’ tax returns and in the second quarter primarily related to the resolution of an IRS exam for the periods of 2002 – 2003. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2006 and beyond, our operating objectives include the following:
•	Continue to drive operating excellence through PIMS: lean enterprise initiatives, supply management practices, and cash flow management;

•	Continue the integration of acquisitions and realize identified synergistic opportunities;

•	Continue proactive talent management process building competencies in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 30	October 1			September 30	October 1
In thousands	2006	2005	$ change	% change	2006	2005	$ change	% change

Net sales	$778,020	$716,308	$61,712	8.6%	$2,411,431	$2,214,466	$196,965	8.9%

The components of the net sales change in 2006 from 2005 were as follows:

	% Change from 2005
Percentages	Third quarter	Nine months

Volume	5.4	6.7
Price	2.5	2.3
Currency	0.7	(0.1)

Total	8.6	8.9

Consolidated net sales
The 8.6 percent and the 8.9 percent increases in consolidated net sales in the third quarter and the first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	an increase in sales volume due to our acquisitions, primarily the December 1, 2005 acquisition of the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”); and

•	organic sales growth of approximately 3 percent and 4 percent in the third quarter and the first nine months, respectively (excluding the effects of acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the first three months of 2006 as the stronger U.S. dollar decreased the U.S. dollar value of sales denominated in foreign currencies.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 30	October 1			September 30	October 1
In thousands	2006	2005	$ change	% change	2006	2005	$ change	% change

Water	$531,703	$515,945	$15,758	3.1%	$1,654,388	$1,613,690	$40,698	2.5%
Technical Products	246,317	200,363	45,954	22.9%	757,043	600,776	156,267	26.0%

Total	$778,020	$716,308	$61,712	8.6%	$2,411,431	$2,214,466	$196,965	8.9%

Water
The 3.1 percent and the 2.5 percent increases in Water segment net sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	organic sales growth of approximately 3 percent (excluding foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases:
▪	strong pump sales in our commercial, residential, applied wastewater, and export markets;

▪	filtration sales growth in our foodservice, commercial, and industrial markets;

▪	increased sales in Europe driven by higher pump and filtration sales; and

▪	a strong sales performance in Asia.

These increases were partially offset by:
•	lower sales of spa and bath products due to the US residential housing market downturn and decreases in inventory levels of customers; and

•	lower filtration sales into the RV and marine markets.
Technical Products
The 22.9 percent and 26.0 percent increases in Technical Product segment net sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	an increase in sales volume primarily due to our December 1, 2005 acquisition of the Thermal businesses;

•	organic sales growth of approximately 4 percent and 8 percent for the third quarter and first nine months of 2006, respectively, (excluding acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases:
▪	increased sales in our commercial and industrial markets;

▪	increased sales in European test and measurement and telecom markets; and

▪	higher sales in Asia driven by key OEM programs in China and strong sales in the telecom and semiconductor markets in Japan.
These increases were partially offset by:
•	lower sales in North American telecom and data markets related to OEM projects that reached end-of-life or were transitioned to our Asian operations; and

•	unfavorable foreign currency effects for the first three months of 2006.
Gross profit

	Three months ended					Nine months ended
	September 30	% of		October 1	% of	September 30	% of		October 1	% of
In thousands	2006	sales		2005	sales	2006	sales		2005	sales

Gross profit	$212,487	27.3%		$200,841	28.0%	$697,684	28.9%		$640,212	28.9%

Percentage point change		(0.7	) pts				0.0	pts
The 0.7 percentage point decrease in gross profit as a percentage of sales in the third quarter of 2006 from 2005 and the unchanged percentage of sales in the first nine months were primarily the result of:
•	inflationary increases related to material, labor and freight costs;

•	increased reserves for inventory and warranty due to the effects of the US residential housing market downturn on the spa and bath markets and new pool starts; and

•	lower sales of spa and bath products related to the US residential housing market downturn.
These decreases were partially offset by:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	cost leverage from our increase in sales volume in our Technical Product Group.

Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
	September 30	% of		October 1	% of	September 30	% of		October 1	% of
In thousands	2006	sales		2005	sales	2006	sales		2005	sales

SG&A	$137,923	17.7%		$112,813	15.7%	$406,843	16.9%		$350,905	15.8%

Percentage point change		2.0	pts				1.1	pts
The 2.0 and 1.1 percentage point increases in SG&A expense as a percent of sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	higher selling, general and administrative expense to fund investments in future growth in all markets in our Water Group, with emphasis on growth in the international markets, including personnel and business infrastructure investments;

•	increased reserves for accounts receivable due to the effects of the US residential housing market downturn on the spa and bath markets and new pool starts in our Water Group and severance costs in our Water Group and Corporate; and

•	an increase in amortization expense primarily related to the intangible assets from the acquisition of the Thermal businesses.
These increases were partially offset by:
•	cost leverage from our increase in sales volume in the Technical Products Group.
Research and development (R&D)

	Three months ended					Nine months ended
	September 30	% of		October 1	% of	September 30	% of		October 1	% of
In thousands	2006	sales		2005	sales	2006	sales		2005	sales

R&D	$14,271	1.8%		$11,148	1.6%	$44,017	1.8%		$33,107	1.5%

Percentage point change		0.2	pts				0.3	pts
The 0.2 and 0.3 percentage point increases in R&D expense as a percent of sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	additional investments related to new product development initiatives in our Water and Technical Products Groups; and

•	proportionately higher spending in the newly acquired Thermal businesses.
Operating income
Water

	Three months ended					Nine months ended
	September 30	% of		October 1	% of	September 30	% of		October 1	% of
In thousands	2006	sales		2005	sales	2006	sales		2005	sales

Operating income	$36,226	6.8%		$58,964	11.4%	$176,004	10.6%		$211,620	13.1%

Percentage point change		(4.6	)pts				(2.5	)pts
The 4.6 and 2.5 percentage point decreases in Water segment operating income as a percent of sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	inflationary increases related to material, labor, and freight costs;

•	planned investments in new products and new customers, reinforcing international talent, and implementing a unified business infrastructure in Europe;

•	increased inventory, warranty, and accounts receivable reserves and severance costs due to the effects of the US residential housing market downturn on the spa and bath markets and new pool starts;

•	unfavorable product mix; and

•	expected inefficiencies resulting from plant and product line moves.

These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from continued success of PIMS, including lean and supply management activities.
Technical Products

	Three months ended					Nine months ended
	September 30	% of		October 1	% of	September 30	% of		October 1	% of
In thousands	2006	sales		2005	sales	2006	sales		2005	sales

Operating income	$37,050	15.0%		$27,778	13.9%	$114,432	15.1%		$79,275	13.2%

Percentage point change		1.1	pts				1.9	pts
The 1.1 and 1.9 percentage point increases in Technical Products segment operating income as a percent of sales in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	leverage gained on volume expansion through market share growth;

•	savings realized from the continued success of PIMS, including lean and supply management activities; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to materials, labor and freight costs.
Gain on sale of investment

	Three months ended				Nine months ended
	September 30	October 1			September 30	October 1
In thousands	2006	2005	Difference	% change	2006	2005	Difference	% change

Gain on sale of investment	$167	$—	$167	100.0%	$167	$5,199	$(5,032)	(96.8%)

The gain on sale of investment of $5.2 million for the nine month period ended October 1, 2005 represents the gain from the sale of our interest in the stock of LN Holdings Corporation. The gain on sale of investment of $0.2 million in the three and nine month periods ended September 30, 2006 relates to a distribution from an escrow account related the 2005 sale of our interest in the stock of LN Holdings Corporation.
Net interest expense

	Three months ended				Nine months ended
	September 30	October 1			September 30	October 1
In thousands	2006	2005	Difference	% change	2006	2005	Difference	% change

Net interest expense	$13,024	$10,752	$2,272	21.1%	$38,861	$33,724	$5,137	15.2%

The 21.1 and 15.2 percentage point increases in interest expense in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	increases in interest rates and outstanding debt in 2006; and

•	incremental interest expense related to the payments made in connection with the final resolution on the net asset value dispute with The Black and Decker Corporation (“BDK”) in the first quarter of 2006.
These increases were partially offset by:
•	favorable adjustments to interest expense related to IRS settlements in the second and third quarters of 2006.

Provision for income taxes from continuing operations

	Three months ended		Nine months ended
	September 30	October 1	September 30	October 1
In thousands	2006	2005	2006	2005

Income before income taxes	$47,436	$66,128	$208,130	$227,675
Provision for income taxes	13,995	21,595	62,985	81,582
Effective tax rate	29.5%	32.7%	30.3%	35.8%
The 3.2 and 5.5 percentage point decreases in the tax rate in the third quarter and first nine months, respectively, of 2006 from 2005 were primarily the result of:
•	a favorable settlement in the second quarter of 2006 of a routine IRS exam for the periods 2002-2003;

•	an unfavorable settlement in the second quarter of 2005 for a routine tax exam for prior years in Germany;

•	favorable adjustments in the third quarter of 2006 related to prior years’ tax returns; and

•	a favorable adjustment in the first quarter of 2006 related to a prior year tax return.
These decreases were partially offset by:
•	a favorable settlement in the first quarter of 2005 of a routine IRS exam for the periods 1998-2001; and

•	a favorable adjustment in the third quarter of 2005 related to the filing of our 2004 tax return.
LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.
We experience seasonal changes in cash flows primarily due to seasonal demand in a number of our markets. We generally make payments on annual programs during the first quarter each year. Also, end-user demand for pool/spa equipment follows warm weather trends and is at seasonal highs from March to July. We somewhat mitigate the magnitude of the sales spike through effective use of the distribution channel by employing some advance sales programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also affected by economic conditions and weather patterns particularly related to heavy flooding and droughts.
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	September 30	December 31	October 1
Days	2006	2005	2005

Days of sales in accounts receivable	54	54	55
Days inventory on hand	73	70	70
Days in accounts payable	56	56	56
Operating activities
Cash provided by operating activities was $125.9 million in the first nine months of 2006 compared with cash provided by operating activities of $126.3 million in the prior year comparable period. The increase in days inventory on hand as of September 30, 2006 compared to December 31, 2005 was attributable to increased inventory levels to support the product moves from plant rationalizations and due to the purchase of additional pump motors for competitive reasons. In the future, we expect our working capital ratios to improve as we are able to complete our facility rationalization activities and capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first nine months of 2006 were $33.3 million compared with $50.6 million in the prior year period. We currently anticipate that capital expenditures for fiscal 2006 will be approximately $60 to $65 million, primarily related to expansion of low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, selective increases in equipment capacity, new product development, and general maintenance capital.
On April 12, 2006, we acquired the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately held companies, for $15.8 million, including a cash payment of $15.4 million plus debt assumed of $0.4 million. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel housing filtration solutions. On June 23, 2006, we acquired the assets of Cozad & O’Hara of Cathedral City, Inc. for $0.5 million in cash plus a note payable and debt assumed of

$0.6 million. Cozad & O’Hara expands the distribution channel of our pool tile business. On August 31, 2006, we acquired the assets of Acu-Trol, Inc. for $3.1 million in cash. Acu-Trol expands the integrated aquatic control systems offering of our pool business. Also during 2006, we paid approximately $2.2 million and $1.6 million for additional transaction costs and a purchase price adjustment, respectively, related to the acquisition of the Thermal businesses.
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
Cash proceeds from the sale of property and equipment in our Water Group of $11.5 million were received during the first nine months of 2005, primarily related to the sale of two California facilities.
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
Financing activities
Net cash used for financing activities was $44.4 million in the first nine months of 2006 compared with $69.6 million in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, repurchase of Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We are authorized to sell short-term commercial paper notes to the extent availability exists under our $800 million multi-currency revolving Credit Facility (the “Credit Facility”). We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 30, 2006, we had $208.9 million of commercial paper outstanding that matures within 52 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of September 30, 2006 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of September 30, 2006.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had no borrowings as of September 30, 2006.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable
As of September 30, 2006, our capital structure consisted of $795.0 million in total indebtedness and $1,640.8 million in shareholders’ equity. The ratio of debt-to-total capital at September 30, 2006 was 32.6 percent, compared with 32.6 percent at December 31, 2005 and 30.8 percent at October 1, 2005. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
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

Dividends paid in the first nine months of 2006 were $42.6 million, or $0.42 per common share, compared with $39.9 million, or $0.39 per common share, in the prior year period. We have increased dividends every year for the last 30 years and expect to continue paying dividends on a quarterly basis.
There have been no material changes with respect to the contractual obligations or off-balance sheet arrangements described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing activities included in the consolidated statements of cash flows, we also measure our free cash flow and our conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance, and we have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We believe free cash flow and conversion of net income are important measures of operating performance because they provide our investors and us with a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Nine months ended
	September 30	October 1
In thousands	2006	2005

Net cash provided by operating activities	$125,900	$126,277
Capital expenditures	(33,311)	(50,597)
Proceeds from sale of property and equipment	497	11,534

Free cash flow	93,086	87,214
Net income	145,094	146,093

Conversion of net income	64.2%	59.7%

In 2006, we are targeting free cash flow of approximately $170-180 million .
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the nine months ended September 30, 2006. For additional information, refer to Item 7A of our 2005 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
     Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of September 30, 2006 and October 1, 2005, the related condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2006 and October 1, 2005, and cash flows for the nine-month periods ended September 30, 2006 and October 1, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 31, 2006

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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, the jury returned a verdict against the Essef defendants in the total amount of $193 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and loss of business enterprise value ($135 million). The verdict is exclusive of pre-judgment interest and attorneys’ fees. We believe that the jury verdict is not consistent with the law nor the evidence offered at trial. We intend to argue all appropriate post-trial motions, or if unsuccessful to appeal any subsequent judgment, to reverse or substantially reduce this verdict, in particular the claims relating to lost profits and lost enterprise value. We anticipate that these post-trial motions will be heard in the fourth quarter of 2006.
We have assessed the impact of the verdict on our previously established reserves for this matter and, based on information available at this time, have deemed it unnecessary to adjust our reserves other than for quarterly interest accruals. First, several issues have not been addressed by the court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. In addition, the court has not decided Essef’s contribution claim to reduce Celebrity’s recovery by 30% to account for its contributory negligence. Second, we believe that we will ultimately be successful in obtaining substantial relief from this misguided verdict. While we are not able to determine the amount of the eventual liability at this time, we believe that an appropriate result would be substantially less than the verdict the jury rendered.
If judgment were subsequently entered on this verdict and upheld on appeal as it currently stands, which we believe is unlikely to occur for the reasons noted above, the interest incurred through September 2006 would range from approximately $78 to $175 million, depending on interest rate and interest period used. In this worst case situation, the gross amount that we would have to pay in this matter would range from $271 to $368 million. While we believe the majority of the amount would be tax-deductible in the year paid or in subsequent years, we are still analyzing the tax impact of a loss of that magnitude. In addition to the impact of a loss on this matter on our earnings per share when recognized, we would also need to eventually borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the next two years.
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
Other
We are occasionally a party to other litigation arising in the normal course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities based on the expected eventual disposition of these matters. While it is possible that our cash flows and results of operations in a particular quarter or year could be materially affected by the one-time impacts of the resolution of such contingencies, it is the opinion of management that the ultimate disposition of these matters will not have a material impact on our financial position, or ongoing results of operations and cash flows.
ITEM 1A. RISK FACTORS
The risks relating to the Horizon Litigation and jury verdict are set forth in Part II, Item 1 of this Quarterly Report on Form 10-Q. There have been no other material changes from the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the third quarter of 2006:

			(c) Total Number of	(d)
	(a) Total	(b)	Shares Purchased as	Dollar value of Shares
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased	per Share	Programs	Plans or Programs
July 2 – July 29, 2006	103,606	$28.47	100,000	$28,391,448
July 30 – August 26, 2006	976,926	$29.06	976,926	$0
August 27 – September 30, 2006	1,308	$28.85	—	$50,000,000

Total	1,081,840		1,076,926

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and 3,606 shares for the period July 2 – July 29, 2006 and 1,308 shares for the period August 27 – September 30, 2006 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced program to repurchase up to $25 million of our common stock annually and shares repurchased under other authorizations by the Board of Directors.

(d)	In December 2004, our Board of Directors authorized a program to annually repurchase shares of our common stock up to a maximum dollar limit of $25 million per year. On July 28, 2006 and September 28, 2006, our Board of Directors authorized the repurchase of up to an additional $25 million and $50 million of shares of our common stock, respectively. There is no expiration associated with the authorizations granted. As of September 30, 2006, we had repurchased 1,650,026 shares for $50.0 million pursuant to these programs during 2006. As of October 27, 2006, we repurchased an additional 336,000 shares for $9.4 million, leaving us authorization to repurchase up to an additional $40.6 million of our common stock under the additional authorizations.

ITEM 6. EXHIBITS
(a)	Exhibits

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2006.

PENTAIR, INC.
Registrant

By	/s/ David D. Harrison

David D. Harrison
Executive Vice President and Chief Financial Officer
(Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended September 30, 2006

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