Form 10-K
period 2006-12-31
PENTAIR INC
filed 2007-02-26
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $34.19 per share as reported on the New York Stock Exchange on July 1, 2006 (the last day of Registrant’s most recently completed second quarter): $3,256,840,095

The number of shares outstanding of Registrant’s only class of common stock on February 16, 2007 was 99,893,254.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on May 3, 2007, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2006

PART I

ITEM 1.	BUSINESS

GENERAL
Pentair, Inc. is a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Technical Products Group, formerly referred to as our Enclosures Group, is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories.

Pentair Strategy
Our strategy is to achieve benchmark Return on Invested Capital (ROIC) performance for diversified industrial manufacturing companies by:

•	building operational excellence through the Pentair Integrated Management System (PIMS) consisting of strategy deployment, lean enterprise, and IGNITE, which is our process to drive organic growth;
•	driving long-term growth in sales, income and cash flows, through internal growth initiatives and acquisitions;
•	developing new products and enhancing existing products;
•	penetrating attractive growth markets, particularly international;
•	expanding multi-channel distribution; and
•	proactively managing our business portfolio, including consideration of new business platforms.

Pentair Financial Objectives
Our long-term financial objectives are to:

•	Achieve 5-8% annual organic sales growth, plus acquisitions
•	Achieve benchmark financial performance:

• EBIT Margin	14%
• Return on Invested Capital (ROIC)(pre-tax)	20%
• Free Cash Flow (FCF)	100% conversion of net income
• EPS Growth	10+% (sales growth plus margin expansion)
• Debt/Total Capital	≤40%

•	Achieve 5% annual productivity improvement on core business cost

Unless the context otherwise indicates, references herein to “Pentair”, the “Company,” and such words as “we,” “us,” and “our” include Pentair, Inc. and its subsidiaries. Pentair is a Minnesota corporation that was incorporated in 1966.

BUSINESS AND PRODUCTS
Business segment and geographical financial information is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

WATER GROUP
Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Water Group offers a broad array of products and systems to multiple markets and customers. The core competencies of our Water Group center around flow and filtration. We have identified a target market totaling $60 billion, with our current primary focus on three markets: Pump (approximately 40% of group sales), Filtration (approximately 30% of group sales), and Pool & Spa (approximately 30% of group sales).

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

Brand names for the Pump market include STA-RITE®, Myers®, Aurora®, Hydromatic®, Fairbanks Morsetm, Flotec®, Hypro®, Water Ace®, Berkeley®, Aermotortm, Layne & Bowler®, Simer®, Verti-line®, Sherwood®, SherTech®, Diamond®, FoamPro®, Ongatm, Nocchitm, Shur-Dri®, SHURflo®, Edwards®, JUNG PUMPEN®, oxynaut®, and JUNG®.

Filtration Market
We address the Filtration market with control valves, tanks, filter systems, filter cartridges, pressure vessels, and specialty dispensing pumps providing flow solutions for specific end-user market applications including residential, commercial, foodservice, industrial, recreation vehicles, marine, and aviation. Filtration products are used in the manufacture of water softeners; filtration, deionization, and desalination systems; and industrial, commercial and residential water filtration applications.

Brand names for the Filtration market include Everpure®, SHURflo®, Fleck®, CodeLine®, Structuraltm, Pentek®, SIATAtm, WellMatetm, American Plumber®, Armor®, OMNIFILTER®, Park Internationaltm, Fibredynetm, and Krystil Klear®.

Pool & Spa Market
We address the Pool & Spa market with a complete line of commercial and residential pool/spa equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic pool cleaners, commercial deck equipment, barbeque deck equipment, aquatic pond products and accessories, pool tile and interior finishing surfaces, maintenance equipment, spa/jetted tub hydrotherapy fittings, and pool/spa accessories. Applications for our pool products include commercial and residential pool and spa construction, maintenance, repair, and service.

Brand names for the Pool & Spa market include Pentair Pool Products®, Pentair Water Pool and Spatm, National Pool Tile Group®, Pentair Aquatics®, STA-RITE®, Paragon Aquatics®, Pentair Spa & Bathtm, Kreepy Krauly®, Compool®, WhisperFlo®, PoolShark®, Legendtm, Rainbowtm, Ultra Jet®, Vico®, FIBERworks®, IntelliTouchtm, and Acu-Trol®.

Customers
Our Water Group distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, and home centers. Information regarding significant customers in our Water Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Competition
Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential pump markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool and spa equipment, competition focuses on brand names, product performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing industry penetration.

TECHNICAL PRODUCTS GROUP
Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified, and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. We have identified a target market of $30 billion. Our Technical Products Group focuses its business portfolio on four primary industries: Commercial and Industrial (55% of group sales), Telecom and Datacom (25% of group sales), Electronics (15% of group sales), and Networking (5% of group sales). The primary brand names for the Technical Products Group are: Hoffman®, Schroff®, Pentair Electronic Packagingtm, Taunustm, McLean®, Electronic Solutionstm, Birtchertm, and Aspen Motiontm.  Products and related accessories of the Technical Products Group include metallic and composite enclosures, cabinets, cases, subracks, backplanes, heat exchangers, and blowers. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

Customers
Our Technical Products Group distributes its products through electrical and data contractors, electrical and electronic components distributors, and original equipment manufacturers. Information regarding significant customers in our Technical Products Group is contained in ITEM 8, Note 14 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
Our Technical Products Group is not significantly impacted by seasonal demand fluctuations.

Competition
Competition in the technical products markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, price competition, and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability. Recent growth in the Technical Products Group is a result of acquisitions, overall market growth, new product development, continued channel penetration, growth in targeted market segments, and geographic expansion. Consolidation, globalization, and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the broadest array of enclosures products available for commercial and industrial uses.

RECENT DEVELOPMENTS
Growth of our business
We continually look at each of our businesses to determine whether they fit with our strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities, especially in international markets. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business, and we expect acquisitions will continue to be an important part of our future growth.

Acquisitions
On December 11, 2006 we entered into an agreement to acquire all of the share capital of Jung Pumpen GmbH, a German-based manufacturer of municipal and residential wastewater pumps and related products, subject to German Federal Cartel Office approval. The acquisition was completed on February 2, 2007 for approximately $227 million, net of cash acquired of $13 million, excluding transaction costs and subject to a post-closing net asset value adjustment.

On April 12, 2006, we acquired, as part of our Water Group, the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the initial purchase price allocation was $9.2 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Krystil Klear acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the initial purchase price allocations was $7.9 million, of which $2.9 million is tax deductible. We continue to evaluate the purchase price allocations for these acquisitions and expect to revise the purchase price allocations as better information becomes available.

On December 1, 2005, we acquired, as part of our Technical Products Group, the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $143.9 million, including a cash payment of $140.6 million and transaction costs of $3.3 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, and security markets. Final goodwill recorded as part of the purchase price allocation was $71.1 million, all of which is tax deductible. Final identifiable intangible assets acquired as part of the acquisition were $45.6 million, including definite-lived intangibles, such as proprietary technology and customer relationships, of $23.1 million with a weighted average amortization period of approximately 12 years.

On February 23, 2005, we acquired, as part of our Water Group, certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, and debt assumed of $0.1 million. The DEP product line addressees the water and wastewater markets. Final goodwill recorded as part of the purchase price allocation was $7.2 million, all of which is tax deductible.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of $14.0 million and less cash acquired of $15.2 million. This includes an additional $0.4 million in transaction costs recorded in the first three quarters of 2005. WICOR manufactured water system, filtration, and pool equipment products primarily under the STA-RITE®, SHURflo® and Hypro® brands.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued operations/divestitures
Effective after the close of business on October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”). In January 2006, pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million. We recorded no gain or loss on the repurchase. In March 2006, we completed an outstanding net asset value arbitration with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final net asset value purchase price adjustment pursuant to the purchase agreement of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million, or $1.6 million net of tax. In the third quarter of 2006, we resolved a prior year tax item that resulted in a $1.4 million income tax benefit related to our former Tools Group.

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

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog
Our backlog of orders as of December 31 by segment was:

In thousands	2006	2005	$ change	% change

Water	$238,191	$165,737	$72,454	43.7%
Technical Products	100,205	106,587	(6,382)	(6.0)%

Total	$338,396	$272,324	$66,072	24.3%

The $72.5 million increase in Water Group backlog was primarily due to better than anticipated fourth quarter 2006 early buy orders in our pool business that are scheduled to ship in the first quarter of 2007, growth in Asian markets, and increased backlog for pumps used in municipal market applications. The $6.4 million decrease in Technical Products Group backlog reflected a decline in orders from the telecommunications market and data communications projects which have reached end-of-life. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents approximately 30 days of shipments, is not deemed to be a significant item. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2006 will be filled in 2007.

Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2006, 2005, and 2004 were $58.1 million, $46.0 million, and $31.5 million, respectively.

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

Certain commodities, such as metals and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with escalator/de-escalator clauses. Prices for raw materials, such as metals and resins, may continue to trend higher in the future.

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

Employees
As of December 31, 2006, we employed approximately 14,800 people worldwide. Total employees in the United States were approximately 9,100, of whom approximately 900 are represented by six different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

Captive Insurance Subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain foreign operations, are established without regard to the availability of insurance.

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

You should carefully consider the following risk factors and warnings before making an investment decision. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment. You should also refer to other information set forth in this document.

Demand for our products will be affected by general economic conditions.

We compete globally in varied markets. Among these, the most significant are North American industrial and commercial markets (for both the Water and Technical Products Groups) and the North American residential market (for the Water Group). Economic conditions in the United States affect the robustness of our North American markets; important factors include the overall strength of the economy and our customers’ confidence in the economy; industrial and municipal capital spending; the strength of the residential and commercial real estate markets; the age of existing housing stock; unemployment rates; availability of consumer financing; and, interest rates. New construction for residential housing and home improvement activity fell dramatically in 2006, which reduced revenue growth in our Water Group, especially in the pool and spa and pump markets we address. We cannot give any assurance that we will not continue to encounter weakness in these markets. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

Our businesses operate in highly competitive markets, so we may be forced to cut prices or to incur additional costs.

Our businesses generally face substantial competition in each of their respective markets. Competition may force us to cut prices or to incur additional costs to remain competitive. We compete on the basis of product design, quality, availability, performance, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage in the affected business or businesses. We cannot assure you that these and other factors will not have a material adverse effect on our future results of operations.

Our inability to sustain consistent organic growth could adversely affect our financial performance.

In 2006 and 2005, our organic growth was generated in part from expanding international sales, entering new distribution channels, and introducing new products. To grow more rapidly than our end markets, we will have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products, and increase sales of existing products to our customer base. We may not be able to successfully meet those challenges, which could adversely affect our ability to sustain consistent organic growth. If we are unable to sustain consistent organic growth, we will be less likely to meet our stated revenue growth targets, which together with any resulting impact on our net income growth, would likely adversely affect the market price of our stock.

Our inability to complete or successfully complete and integrate acquisitions could adversely affect our financial performance.

A significant percentage of our net sales growth in 2006 and 2005 was generated as a result of acquisitions completed in 2004 or subsequent periods, including our acquisition of WICOR and the Thermal businesses. We may not be able to sustain this level of growth from acquisition activity in the future. We intend to continue to evaluate strategic acquisitions primarily in our current business segments, and we may consider acquisitions outside of these segments as well. Our ability to expand through acquisitions is subject to various risks, including the following:

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

Material cost and other inflation could adversely affect our results of operations.

We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as metals and other costs such as pension, health care and insurance. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity may negatively impact our results of operations.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

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

Our business exposes us to potential litigation, especially product liability suits that are inherent in the design, manufacture, and sale of our products, such as the Horizon litigation discussed in ITEM 3 of this annual report on Form 10-K. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our product reputation, financial condition, results of operations, and cash flows.

The availability and cost of capital could have a negative impact on our continued growth.

Our plans to continue growth in our chosen markets will require additional capital for future acquisitions, capital expenditures for existing businesses, growth of working capital, and continued international and regional expansion. In the past, we have financed our growth primarily through debt financing. Any significant future acquisitions will require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future acquisitions could be dilutive to your equity investment if we issue additional stock to fund acquisitions. There can be no assurance that we will be able to issue equity securities or to obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our growth strategy, which will limit our growth and revenues in the future.

Our international operations are subject to foreign market and currency fluctuation risks.

We expect the percentage of our sales outside of North America to increase in the future. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany. In addition, we have a significant and growing business in the Asia-Pacific area. We cannot predict how changing market conditions in these regions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results. As of December 31, 2006, we held immaterial positions in foreign exchange-forward contracts.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of North America, including export sales from North American businesses, accounted for approximately 23% of our net sales in 2006. Further, most of our businesses obtain some raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the possibility of terrorist action against us or our operations;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	the protection of intellectual property in foreign countries may be more difficult;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

We are exposed to potential environmental liabilities and litigation.

Compliance with environmental regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. We are subject to federal, state, local and foreign laws and regulations governing public and worker health and safety and the indoor and outdoor environment. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require.

We have been named as defendants, targets, or potentially responsible parties (“PRP”) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and, in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses.

We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Provisions of our Restated Articles of Incorporation, Bylaws and Minnesota law could deter takeover attempts.

Anti-takeover provisions in our charter documents, under Minnesota law, and in our shareholder rights plan could prevent or delay transactions that our shareholders may favor.

Our Restated Articles of Incorporation and Bylaws include provisions relating to the election, appointment and removal of directors, as well as shareholder notice and shareholder voting requirements which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control. In addition, our common share purchase rights could cause substantial dilution to a person or group that attempts to acquire us, which could deter some acquirers from making takeover proposals or tender offers. Also, the Minnesota Business Corporations Act contains control share acquisition and business combination provisions which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control. Our shareholders might view any such transaction as being in their best interests since the transaction could result in a higher stock price than the current market price for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water Group manufacturing operations at 24 plants located throughout the United States and at 19 plants located in 10 other countries. In addition, our Water Group has 67 distribution facilities and 17 sales offices located in numerous countries throughout the world. We carry out our Technical Products Group manufacturing operations at 8 plants located throughout the United States and 9 plants located in 7 other countries. In addition, our Technical Products Group has 11 distribution facilities and 31 sales offices located in numerous countries throughout the world.

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

Environmental
We have been named as defendants, targets, or potentially responsible parties (“PRP”) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relate to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2006 and 2005, our undiscounted reserves for such environmental liabilities were approximately $5.6 million and $6.4 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million, in January 2004. All of the personal injury cases have now been resolved through either settlement or judgment.

The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, a jury returned a verdict against the Essef defendants in the total amount of $193.0 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and lost enterprise value ($135.0 million). The verdict was exclusive of pre-judgment interest and attorneys’ fees.

On January 17, 2007, the Court ruled on our post-trial motions, granting judgment in our favor as a matter of law with respect to Celebrity’s claim for lost enterprise value ($135.0 million). The Court also granted a new trial with respect to lost profits ($47.6 million). In addition, the Court denied without prejudice our claim for contribution to reduce Celebrity’s recovery by 30% to account for its contributory negligence, with leave to renew the motion following retrial.

Celebrity’s claim for lost profits at trial amounted to approximately $60.3 million. We believe that actual lost profits suffered, if any, are substantially less. In a new trial, there remain questions of causation, contribution and proof of damages to be determined. We intend to vigorously defend against Celebrity’s claims. We cannot predict whether Celebrity will appeal the ruling on lost enterprise value, nor whether and to what extent Essef may eventually be found liable on Celebrity’s claims.

Several issues have not been decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. We have assessed the impact of the ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves following this ruling, except to take into account quarterly interest accruals.

We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the foreseeable future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	51	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Richard J. Cathcart	62	Vice Chairman of Pentair since February 2005; President and Chief Operating Officer of Water Technologies Group January 2001 — January 2005; Executive Vice President and President of Pentair’s Water Technologies Group, February 1996 — December 2000; Executive Vice President, Corporate Development, March 1995 — January 1996.
Michael V. Schrock	54	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005 — September 2006; President and Chief Operating Officer of Enclosures October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
David D. Harrison*	59	Executive Vice President and Chief Financial Officer February 2000 — February 2007 ; Executive Vice President and Chief Financial Officer of The Scotts Company, August 1999 — February 2000; Executive Vice President and Chief Financial Officer of Coltec Industries, August 1996 — August 1999; Executive Vice President and Chief Financial Officer of Pentair, Inc., March 1994 — July 1996; Senior Executive with General Electric Technical Services organization, January 1990 — March 1994. Various executive positions with General Electric Plastics/Borg-Warner Chemicals 1972-1990.
John L. Stauch*	42	Executive Vice President since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.
Louis L. Ainsworth	59	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.

Name	Age	Current Position and Business Experience

Jack J. Dempsey	45	President, Filtration Division and Senior Vice President, Operations, since May 2006; Senior Vice President of Operations and Technology, April 2005 — May 2006; Director, McKinsey and Company July 1999 — March 2005; Prior McKinsey and Company experience: Principal, July 1993 — June 1999, Consultant, August 1987 — June 1993; Chase Manhattan Bank, various retail banking roles September 1983 — August 1985.
Karen A. Durant	47	Senior Vice President of Finance and Analysis since January 2006; Vice President of Finance and Controller April 2002 — December 2005; Vice President, Controller, September 1997 — March 2002; Controller, January 1996 — August 1997; Assistant Controller, September 1994 — December 1995; Director of Financial Planning and Control of Hoffman Enclosures Inc. (subsidiary of Pentair), October 1989 — August 1994; various finance and accounting positions with Honeywell Inc., 1981-1989.
Frederick S. Koury	46	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret Stores unit of Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.
Michael G. Meyer	48	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001. Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.

*	David D. Harrison will retire from Pentair at the end of February 2007. He will be succeeded by John L. Stauch as Chief Financial Officer.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2006, there were 3,907 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2006 and 2005 were as follows:

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$41.90	$41.55	$34.43	$33.49	$44.32	$46.03	$45.17	$38.41
Low	$34.01	$32.05	$25.69	$26.25	$38.39	$37.45	$36.11	$30.80
Close	$40.75	$34.19	$26.19	$31.40	$39.14	$42.62	$36.50	$34.52
Dividends declared	$0.14	$0.14	$0.14	$0.14	$0.13	$0.13	$0.13	$0.13

Pentair has paid 124 consecutive quarterly dividends and has increased dividends each year for 30 consecutive years.

Stock Performance Graph
The following information under the caption “Stock Performance Graph” in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2001 and the reinvestment of all dividends since that date to December 31, 2006. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

By virtue of its market capitalization, Pentair is a component of the S&P MidCap 400 Index. On the basis of our size and diversity of businesses, we have not found a readily identifiable peer group. We believe the S&P MidCap 400 Index is an appropriate comparison. We have evaluated other published indices, but have determined that the results are skewed by significantly larger companies included in the indices. We believe such a comparison would not be meaningful.

	Base Period	INDEXED RETURNS
	December	Years Ending December 31:
Company/Index	2001	2002	2003	2004	2005	2006

PENTAIR INC	100	96.46	130.29	252.02	202.42	187.17
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P MIDCAP 400 INDEX	100	85.49	115.94	135.05	152.00	167.69

Purchases of Equity Securities
The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2006:

	(a)	(b)	(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 1-October 28, 2006	348,916	$27.94	336,000	$40,640,979
October 29-November 25, 2006	18,495	$33.04	—	$40,640,979
November 26-December 31, 2006	14,452	$31.58	—	$40,640,979

Total	381,863		336,000

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 12,916 shares for the period October 1-October 28, 2006, 18,495 shares for the period October 29-November 25, 2006 and 14,452 shares for the period November 26-December 31, 2006 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $100 million of our common stock in 2006.

(d)	In December 2005, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million of our common stock. On July 28, 2006, the Board of Directors increased our repurchase authorization to $50 million, and on September 28, 2006, the Board of Directors further increased our repurchase authorization to $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to these programs during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of February 16, 2007, we had not repurchased any additional shares under this plan and, accordingly, we have the authority in 2007 to repurchase shares up to a maximum dollar limit of $40.6 million. In 2005 and 2004, respectively, we repurchased 755,663 shares and 105,500 shares of our common stock under similar authorizations.

ITEM 6.  SELECTED FINANCIAL DATA

	Dollars in thousands,	Years ended December 31
	except per-share data	2006	2005(1)	2004	2003	2002	2001	2000	1999

	Statement of operations
Net sales	Water	$2,155,225	$2,131,505	$1,563,394	$1,060,303	$932,420	$882,615	$898,247	$579,236
	Technical Products	999,244	815,074	714,735	582,684	556,033	689,820	777,725	657,500

	Total	3,154,469	2,946,579	2,278,129	1,642,987	1,488,453	1,572,435	1,675,972	1,236,736

	Sales growth	7.1%	29.3%	38.7%	10.4%	(5.3%)	(6.2%)	35.5%	20.6%
	Cost of goods sold	2,248,219	2,098,558	1,623,419	1,196,757	1,107,212	1,163,001	1,199,122	883,737
	Gross profit	906,250	848,021	654,710	446,230	381,241	409,434	476,850	352,999
	Margin %	28.7%	28.8%	28.7%	27.2%	25.6%	26.0%	28.5%	28.5%
	Selling, general and administrative	541,209	478,907	376,015	253,088	230,994	266,229	267,518	231,100
	Research and development	58,055	46,042	31,453	22,932	18,952	15,941	18,138	11,927
Restructuring charge	Technical Products	—	—	—	—	—	38,427	(1,625)	16,743
	Other	—	—	—	—	—	1,678	21,018	—

	Total	—	—	—	—	—	40,105	19,393	16,743

Operating income	Water	212,498	267,138	197,310	143,962	126,559	109,792	120,732	73,362
	Technical Products	148,905	109,229	87,844	51,094	29,942	1,857	96,268	46,346
	Other	(54,417)	(53,295)	(37,912)	(24,846)	(25,206)	(25,444)	(45,197)	(26,480)

	Total	306,986	323,072	247,242	170,210	131,295	86,205	171,803	93,228

	Margin %	9.7%	11.0%	10.9%	10.4%	8.8%	5.5%	10.3%	7.5%
	Net interest expense	51,881	44,989	37,210	26,395	28,412	40,325	46,435	30,467
	(Gain) loss on sale of investment	(364)	(5,435)	—	—	—	2,985	—	—
	Provision for income taxes	71,702	98,469	73,008	45,665	27,884	12,147	41,580	21,406
	Income from continuing operations	183,767	185,049	137,024	98,150	74,999	30,748	83,788	41,355
	Income (loss) from discontinued operations, net of tax	—	—	40,248	46,138	54,903	26,768	(27,872)	61,954
	Loss on disposal of discontinued operations, net of tax	(36)	—	(6,047)	(2,936)	—	(24,647)	—	—
	Cumulative effect of accounting change, net of tax	—	—	—	—	—	—	(29)	—

	Net income	$183,731	$185,049	$171,225	$141,352	$129,902	$32,869	$55,887	$103,309

	Common share data*
	Basic EPS — continuing operations	$1.84	$1.84	$1.38	$1.00	$0.76	$0.31	$0.86	$0.47
	Basic EPS — discontinued operations	—	—	0.34	0.44	0.56	0.02	(0.29)	0.71

	Basic EPS — net income	$1.84	$1.84	$1.72	$1.44	1.32	$0.33	$0.57	$1.18

	Diluted EPS — continuing operations	$1.81	$1.80	$1.35	$0.99	$0.75	$0.31	$0.86	$0.47
	Diluted EPS — discontinued operations	—	—	0.33	0.43	0.56	0.02	(0.29)	0.70

	Diluted EPS — net income	$1.81	$1.80	$1.68	$1.42	$1.31	$0.33	$0.57	$1.17

	Cash dividends declared per common share	0.56	0.52	0.43	0.41	0.37	0.35	0.33	0.32
	Stock dividends declared per common share	—	—	100%	—	—	—	—	—
	Market value per share (December 31)	31.40	34.52	43.56	22.85	17.28	18.26	12.09	19.25

(1)	In 2005 we early adopted SFAS 123R retroactively to January 1, 2005. The incremental impact of SFAS 123R to the results of operations for 2006 and 2005 include after tax expense of $9.9 million and $12.0 million, respectively, or ($0.10) and ($0.12) diluted EPS, respectively.

*	All share and per share information presented in this Form 10-K has been retroactively restated to reflect the effect of a 100% stock dividend in 2004.

Dollars in thousands,	Years ended December 31
except per-share data	2006	2005	2004	2003	2002	2001	2000	1999

Balance sheet data
Accounts receivable, net	$422,134	$423,847	$396,459	$251,475	$223,778	$229,455	$284,674	$247,404
Inventories	398,857	349,312	323,676	166,862	165,389	178,464	208,267	179,073
Property, plant and equipment, net	330,372	311,839	336,302	233,106	236,322	231,615	248,576	265,027
Goodwill	1,718,771	1,718,207	1,620,404	997,183	843,243	743,499	786,984	800,937
Total assets	3,364,979	3,253,755	3,120,575	2,780,677	2,514,450	2,372,198	2,644,025	2,706,516
Total debt	744,061	752,614	736,105	806,493	735,085	723,706	913,974	1,035,084
Shareholders’ equity	1,669,999	1,555,610	1,447,794	1,261,478	1,105,724	1,015,002	1,010,591	990,771

Other data
Debt/total capital	30.8%	32.6%	33.7%	39.0%	39.9%	41.6%	47.5%	51.1%
Depreciation
Water	35,978	35,842	26,751	20,517	19,478	19,472	19,157	15,453
Technical Products	19,617	19,318	19,408	19,721	19,026	23,008	20,701	26,846
Other	1,304	1,405	904	571	73	561	2,633	167

Total	56,899	56,565	47,063	40,809	38,577	43,041	42,491	42,466

Goodwill amortization(1)
Water	—	—	—	—	—	18,560	18,074	12,714
Technical Products	—	—	—	—	—	8,273	9,088	8,413

Total	—	—	—	—	—	26,833	27,162	21,127

Tax effect of goodwill amortization(1)	—	—	—	—	—	(3,861)	(3,768)	(3,453)
Diluted EPS effect of goodwill amortization(1)						0.24	0.25	0.20
Other amortization	18,197	15,995	7,501	377	434	—	8	—
Net cash provided by operating activities	231,611	247,858	264,091	262,939	270,794	232,334	184,947	144,296
Capital expenditures — continuing operations	51,078	62,471	43,107	29,004	24,346	37,008	42,238	23,694
Capital expenditures — discontinued operations	—	—	5,760	14,618	32,350	16,660	25,803	29,977
Capital expenditures — continuing and discontinued operations	51,078	62,471	48,867	43,622	56,696	53,668	68,041	53,671
Employees of continuing operations	14,800	14,700	12,900	9,000	8,600	8,700	9,900	8,700
Days sales outstanding in receivables(2)	54	54	52	54	58	65	65	58
Days inventory on hand(2)	76	70	62	59	64	72	64	67

(1)	Effective January 1, 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. This standard requires goodwill and intangible assets deemed to have an indefinite life no longer be amortized. This standard did not require restatement of prior period amounts to be consistent with the current year presentation and therefore, we have not made any adjustments to the historical financial information presented. However, we have provided supplemental tax and diluted EPS information as we believe it is necessary to the understanding of our financial performance trend. Our accounting policy prior to the adoption of SFAS No. 142 was to amortize goodwill on a straight-line basis over the estimated future periods to be benefited, principally between 25 and 40 years.

(2)	Calculated using a 13-month average.

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

The following factors and those discussed in ITEM 1A, Risk Factors, of this Form 10-K may impact the achievement of forward-looking statements:

•	changes in general economic and industry conditions, such as:

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers;

•	our ability to successfully limit damages arising out of the Horizon litigation;

•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to continue to successfully generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental, and other claims; and

•	our ability to access capital markets and obtain anticipated financing under favorable terms.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified, and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. In 2007, we expect our Water Group and Technical Products Group to generate approximately 70% and 30% of total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.2 billion in 2006. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment, and enjoyment of water.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacom and telecom markets. From 2004 through 2006, sales volumes increased due to the addition of new distributors, new products, and higher demand in targeted markets. In addition, through the success of our Pentair Integrated Management System (“PIMS”) initiatives, we have increased Technical Products’ segment operating margins to our goal of 15% and achieved 17 consecutive quarters of year-over-year operating margin expansion.

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2006 and will likely impact our results in the future:

•	The housing market and new pool starts slowed dramatically in the first quarter of 2006 and shrank in the last three quarters of the year. We believe that construction of new homes and new pools starts in North America affects approximately 25% of the sales of our Water Group, especially for our pool and spa businesses. The impact of this downturn reduced our expected revenues in 2006 and will likely continue to have an uncertain impact on our revenues in 2007.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.

•	We expect our operations to continue to benefit from our PIMS initiatives which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management, and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as metals and other costs such as pensions, health care and insurance.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% of our net income. Free cash flow, which we define as cash flow from operating activities less capital expenditures, including both continuing and discontinued operations, plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year in 2005 and was $181 million in 2006. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.

•	We experienced unfavorable foreign currency effects on net sales in the first quarter of 2006 and favorable foreign currency effects in the second, third and fourth quarters of 2006. Overall, we experienced favorable foreign currency effect on net sales in 2006. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective tax rate for 2006 was 28.1% due in part to favorable resolution of prior tax years and higher utilization of foreign tax credits. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. We expect our full year effective tax rate in 2007 to be between 35% and 36%.

Outlook
In 2007, our operating objectives include the following:

•	Continue to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Continue the integration of acquisitions and realize identified synergistic opportunities;

•	Continue proactive talent development, particularly in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth rates), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Risk Factors” under Part I of this report.

RESULTS OF OPERATIONS
Net sales
The components of the net sales change were:

Percentages	2006 vs. 2005	2005 vs. 2004

Volume	4.4	25.8
Price	2.5	3.1
Currency	0.2	0.4

Total	7.1	29.3

The 7.1 percent increase in consolidated net sales in 2006 from 2005 was primarily the result of:

•	an increase in sales volume due to our acquisitions, primarily the December 1, 2005 acquisition of the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”); and

•	organic sales growth of approximately two percent (excluding the effects of acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases.

The 29.3 percent increase in consolidated net sales in 2005 from 2004 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR, February 23, 2005 acquisition of DEP and December 1, 2005 acquisition of Thermal;

•	pro forma sales growth from continuing operations of approximately six percent, assuming we had acquired WICOR at the beginning of 2004, excluding the Thermal acquisition, and excluding the effects of foreign currency translation;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

Sales by segment and the year-over-year changes were as follows:

				2006 vs. 2005		2005 vs. 2004
In thousands	2006	2005	2004	$ change	% change	$ change	% change

Water	$2,155,225	$2,131,505	$1,563,394	$23,720	1.1%	$568,111	36.3%
Technical Products	999,244	815,074	714,735	184,170	22.6%	100,339	14.0%

Total	$3,154,469	$2,946,579	$2,278,129	$207,890	7.1%	$668,450	29.3%

Water
The 1.1 percent increase in Water segment sales in 2006 from 2005 was primarily the result of:

•	organic sales growth of approximately one percent (excluding foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases;

•	strong pump sales in our commercial markets;

•	increased sales in Europe driven by higher pump and filtration sales;

•	sales growth in emerging markets in Asia-Pacific;

•	sales growth of filtration products in our foodservice, commercial, and industrial markets; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	lower sales of pool and spa products due to softening of the U.S. residential housing market and inventory draw-downs by pool distribution customers to position themselves for the softening market.

The 36.3 percent increase in Water segment sales in 2005 from 2004 was primarily the result of:

•	an increase in sales volume driven by our July 31, 2004 acquisition of WICOR and our February 23, 2005 acquisition of DEP;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	sales growth on a pro forma basis (assuming we had acquired WICOR at the beginning of 2004 and excluding favorable foreign currency exchange) of approximately four percent for the year;

•	an increase in sales of pool and spa equipment due to market share gains, favorable weather conditions, and successful early buy programs;

•	growth in international markets; and

•	favorable foreign currency effects.

Technical Products
The 22.6 percent increase in Technical Products segment sales in 2006 from 2005 was primarily the result of:

•	an increase in sales volume due to our December 1, 2005 acquisition of the Thermal businesses;

•	organic sales growth of approximately six percent (excluding acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases:

•	increased sales in our commercial and industrial markets;

•	increased sales in European test and measurement and telecom markets;

•	higher sales in Asia driven by key OEM programs in China and stronger sales in the telecom and semiconductor markets in Japan; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	lower sales to North American telecom businesses due to weaker markets conditions, customer consolidation and certain key projects reaching end-of-life; and

•	lower sales in data markets related to OEM projects that reached end-of-life or were transitioned to our Asian operations.

The 14.0 percent increase in Technical Products segment sales in 2005 from 2004 was primarily the result of:

•	growth in new products including Advanced Telecommunications Computing Architecture (ATCA), slide rails for datacom applications and a new cabinet line targeted toward the telecom and electronic markets;

•	improved service and delivery resulting in increased sales volume in North America with strong sales in commercial and medical industry segments;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales volume driven by our December 1, 2005 acquisition of the Thermal businesses;

•	higher sales in China; and

•	favorable foreign currency effects.

Gross profit

In thousands	2006	% of sales	2005	% of sales	2004	% of sales

Gross profit	$906,250	28.7%	$848,021	28.8%	$654,710	28.7%

Percentage point change		(0.1) pts		0.1 pts

The 0.1 percentage point decrease in gross profit as a percent of sales in 2006 from 2005 was primarily the result of:

•	inflationary increases related to material, labor and freight costs;

•	increased reserves for inventory and warranty expenses in our Water Group due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts, and also due to inventory reserves established for pump motors that we no longer expect to need;

•	lower sales of pool and spa products related to the U.S. residential housing market downturn; and

•	operating inefficiencies related to product moves and plant consolidations.

These decreases were partially offset by:

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	cost leverage from increased sales volume in our Technical Products Group; and

•	absence of start-up costs in new water facilities (incurred in 2005).

The 0.1 percentage point increase in gross profit as a percent of sales in 2005 from 2004 was primarily the result of:

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean enterprise and supply management practices;

•	cost leverage from our increase in sales volume; and

•	synergy benefits, net of integration costs, related to the acquisition of the former WICOR businesses.

These increases were partially offset by:

•	inflationary cost increases in our Water and Technical Products Groups;

•	lower margins associated with our July 31, 2004 acquisition of WICOR; and

•	operating inefficiencies related to WICOR product moves, plant consolidations, and start-up costs in new water facilities.

Selling, general and administrative (SG&A)

In thousands	2006	% of sales	2005	% of sales	2004	% of sales

SG&A	$541,209	17.2%	$478,907	16.2%	$376,015	16.5%

Percentage point change		1.0 pts		(0.3) pts

The 1.0 percentage point increase in SG&A expense as a percent of sales in 2006 from 2005 was primarily the result of:

•	higher selling, general and administrative expense to fund investments in future growth in our Water Group, including personnel and business infrastructure, with an emphasis on growth in our international markets; and

•	severance costs in our Water Group and at our corporate headquarters, and increased reserves for accounts receivable due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts in our Water Group.

These increases were partially offset by:

•	cost leverage from our increase in sales volume in the Technical Products Group.

The 0.3 percentage point decrease in SG&A expense as a percent of sales in 2005 from 2004 was primarily the result of:

•	favorable cost leverage from the combined larger company of Pentair and the former WICOR businesses.

These decreases were partially offset by:

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation;

•	investments made to support future growth; and

•	higher amortization of intangibles due to acquisitions and amortization of a tax strategy-based investment.

Research and development (R&D)

In thousands	2006	% of sales	2005	% of sales	2004	% of sales

R&D	$58,055	1.8%	$46,042	1.6%	$31,453	1.4%

Percentage point change		0.2 pts		0.2 pts

The 0.2 percentage point increase in R&D expense as a percent of sales in 2006 from 2005 was primarily the result of:

•	additional investments related to new product development initiatives in our Water and Technical Products Groups; and

•	proportionately higher R&D spending in the acquired Thermal businesses.

The 0.2 percentage point increase in R&D expense as a percent of sales in 2005 from 2004 was primarily the result of:

•	increased spending for new product and new markets, especially for water filtration.

Operating income

Water

In thousands	2006	% of sales	2005	% of sales	2004	% of sales

Operating income	$212,498	9.9%	$267,138	12.5%	$197,310	12.6%

Percentage point change		(2.6) pts		(0.1) pts

The 2.6 percentage point decrease in Water segment operating income as a percent of net sales in 2006 from 2005 was primarily the result of:

•	inflationary increases related to material, labor, and freight costs;

•	lower sales of pool and spa products related to the U.S. residential housing market downturn;

•	planned investments in new products and new customers, reinforcing international talent, and implementing a unified business infrastructure in Europe;

•	unfavorable product mix;

•	increased inventory, warranty, and accounts receivable reserves and severance costs due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts; and

•	manufacturing inefficiencies resulting from plant and product line moves.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from continued success of PIMS, including lean and supply management activities.

The 0.1 percentage point decrease in Water segment operating income as a percent of net sales in 2005 from 2004 was primarily the result of:

•	lower initial margins associated with our July 31, 2004 acquisition of WICOR during the first half of 2005;

•	inflationary cost increases for certain production materials;

•	operating inefficiencies related to WICOR product moves, plant consolidations, and start-up costs associated with new water facilities;

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation; and

•	investments made to support future growth.

These decreases were partially offset by:

•	synergy benefits, net of integration costs, related to the acquisition of the former WICOR businesses;

•	favorable operating leverage provided by supply management savings and productivity gains from higher sales volume; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Technical Products

In thousands	2006	% of sales	2005	% of sales	2004	% of sales

Operating income	$148,905	14.9%	$109,229	13.4%	$87,844	12.3%

Percentage point change		1.5 pts		1.1 pts

The 1.5 percentage point increase in Technical Products segment operating income as a percent of net sales in 2006 from 2005 was primarily the result of:

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

The 1.1 percentage point increase in Technical Products segment operating income as a percent of net sales in 2005 from 2004 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	leverage gained on volume expansion through new product sales and market share growth; and

•	savings from the continued success of PIMS, including lean enterprise and supply management activities.

These increases were partially offset by:

•	material cost inflation, primarily aluminum and steel; and

•	adoption of SFAS 123R which requires us to record expense for the fair value of stock-based compensation.

Net interest expense

In thousands	2006	2005	Difference	% change	2005	2004	Difference	% change

Net interest expense	$51,881	$44,989	$6,892	15.3%	$44,989	$37,210	$7,779	20.9%

The 15.3 percent increase in interest expense from continuing operations in 2006 from 2005 was primarily the result of:

•	increases in interest rates;

•	higher average outstanding debt in 2006 primarily as a result of the acquired Thermal businesses and an increase in inventory; and

•	incremental interest expense related to the payments made in connection with the final resolution of the net asset value dispute with The Black and Decker Corporation (“BDK”) in the first quarter of 2006.

These increases were partially offset by:

•	favorable adjustments to interest expense related to the favorable settlement of prior years’ federal tax returns in the second and third quarters of 2006.

The 20.9 percent increase in interest expense from continuing operations in 2005 from 2004 was primarily the result of:

•	a portion of interest expense in 2004 being allocated to discontinued operations for our former Tools Group versus all the interest expense in 2005 being attributed to continuing operations; and

•	higher interest rates in 2005.

Provision for income taxes

In thousands	2006	2005	2004

Income from continuing operations before income taxes	$255,469	$283,518	$210,032
Provision for income taxes	71,702	98,469	73,008
Effective tax rate	28.1%	34.7%	34.8%

The 6.6 percentage point decrease in the tax rate in 2006 from 2005 was primarily the result of:

•	higher utilization of foreign tax credits;

•	the favorable settlement in 2006 of prior years’ federal tax returns; and

•	an unfavorable settlement in 2005 for a routine tax exam for prior years in Germany.

These decreases were partially offset by:

•	a favorable settlement in 2005 related to prior years’ federal tax returns; and

•	a favorable adjustment in 2005 related to the filing of our 2004 federal tax return.

The 0.1 percentage point decrease in the tax rate in 2005 from 2004 was primarily the result of:

•	a favorable benefit related to R&D tax credits;

•	a favorable settlement in 2005 related to prior years’ federal tax returns;

•	a favorable adjustment in 2005 related to the filing of our 2004 federal tax return; and

•	a benefit related to the deduction for qualified production activities.

These decreases were partially offset by:

•	an unfavorable settlement in 2005 for a routine tax examination of prior years in Germany; and

•	higher effective tax rate in 2005 due to the non-deductibility of certain SFAS 123R expenses related to stock options.

We expect our full year effective tax rate in 2007 to be between 35% and 36%. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. In 2006, we invested $29 million in acquisitions, repurchased $59 million of our stock, paid $57 million in dividends, and decreased our debt by $9 million.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	December 31	December 31	December 31
Days	2006	2005	2004

Days of sales in accounts receivable	54	54	52
Days inventory on hand	76	70	62
Days in accounts payable	56	56	57

Operating activities
Cash provided by operating activities was $231.6 million in 2006, or $16.2 million lower compared with the same period in 2005. The decrease in cash provided by operating activities was due primarily to working capital increases related to increased inventory levels and decreases in various accruals. The increase in days inventory on hand as of December 31, 2006 compared to December 31, 2005 was attributable to increased inventory levels to support product moves and plant rationalizations, inventory to support product sourced from low cost countries, higher value of inventories due to rising raw material input costs, and due to the purchase of additional submersible pump motors for competitive reasons. In the future, we expect our working capital ratios to improve as we complete our facility rationalization activities and capitalize on our PIMS initiatives.

Cash provided by operating activities was $247.9 million in 2005, or $16.2 million lower compared with the same period in 2004. The decrease in cash provided by operating activities was due to working capital increases related to increased sales volume, the rationalization of Water Group operations, and increases in various customer rebates. The increased days of sales in accounts receivable as of December 31, 2005 compared to December 31, 2004 was the result of the differences in sales terms offered by the former WICOR business compared to the terms offered by our former Tools Group and the sale of approximately a $22.0 million interest in a pool of accounts receivable to a third-party financial institution in 2004. The increased days inventory on hand as of December 31, 2005 compared to December 31, 2004 was driven by the increased inventory levels attributable to increased sourcing out of Asia, higher value of inventories due to rising raw material input costs, and inventory redundancies associated with the ramp-up of new facilities and the wind-down of old facilities.

Cash provided by operating activities was $264.1 million in 2004, or $1.2 million higher compared with the same period in 2003. The increase in net cash provided by operating activities was primarily attributable to an increase in net income offset by higher levels of inventory due to inventory builds to support customers during product transfers and plant consolidation activities in Water. The WICOR acquisition also increased our working capital ratios, primarily inventory days.

In December 2006 and 2004, we sold approximately $30.0 million and $22.0 million, respectively, of accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk because we did not offer or the customer did not take advantage of the early pay discounts and to provide additional financing capacity. In compliance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2006, a loss in the amount of $0.8 million related to the sale of accounts receivable is included in the line item Gain on sale of assets, net in our Consolidated Statements of Income. In 2004, no gain or loss was recorded as the estimated present value of the receivables sold approximated the carrying amount.

Investing activities
Capital expenditures in 2006, 2005, and 2004 were $51.1 million, $62.5 million and $48.9 million (including $43.1 million for continuing operations), respectively. We anticipate capital expenditures for fiscal 2007 to be approximately $70 to $80 million, primarily for capacity expansions in our low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, new product development, and general maintenance capital.

On April 12, 2006, we acquired, as part of our Water Group, the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately held companies, for $15.5 million in cash. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups.

In January 2006, pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million. We recorded no gain or loss on the repurchase. In March 2006, we completed an outstanding net asset value arbitration with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final net asset value purchase price adjustment pursuant to the purchase agreement of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million or $1.6 million net of tax. In the third quarter of 2006, we resolved a prior year tax item that resulted in a $1.4 million income tax benefit related to our former Tools Group. Also in March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.

During 2006, we made investments in and loans to certain joint ventures in the amount of $7.5 million.

Cash proceeds from the sale of property and equipment of $17.1 million in 2005 was primarily related to the sale of three facilities for our Water Group.

On December 1, 2005, we acquired, as part of our Technical Products Group, the Thermal businesses from APW for approximately $143.9 million, including a cash payment of $140.6 million and transaction costs of $3.3 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical and security markets.

On February 23, 2005, we acquired, as part of our Water Group, certain assets of DEP, a privately held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, plus debt assumed of $0.1 million. The DEP product line addresses the water and wastewater markets and is part of our Water Group.

In the third quarter 2005, we paid $10.4 million in post-closing purchase price adjustments related to the October 2004 sale of our former Tools Group to BDK.

In April 2005, we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million and an after tax gain of $3.3 million. The terms of the sale agreement established two escrow accounts totaling $14 million to be used for payment of any potential adjustments to the purchase price, transaction expenses, and indemnification for certain losses such as environmental claims. In December 2005, we received $0.2 million from the escrow accounts which increased our gain from the sale. During 2006 we received $1.2 million from the escrow accounts which also increased our gain from the sale. Any remaining escrow balances are to be distributed by April 2008 to the former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on the sale of this interest.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR from Wisconsin Energy Corporation for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of

$14.0 million, and less cash acquired of $15.2 million. This includes an additional $0.4 million in transaction costs recorded in the first three quarters of 2005.

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

During 2004, we paid $3.9 million in purchase price adjustments related to the December 31, 2003 acquisition of Everpure. The adjustment primarily related to the final determination of closing date net assets. We also paid $2.3 million for acquisition fees which were primarily related to the Everpure acquisition.

Effective after the close of business October 2, 2004, we completed the sale of our Tools Group to BDK for approximately $796.8 million in cash, including a $21.8 million interim net asset value increase, subject to post-closing adjustments.

Financing activities
Net cash used for financing activities was $117.8 million, $43.8 million and $137.8 million in 2006, 2005 and 2004, respectively. Financing activities consisted primarily of draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividend payments, share repurchases, and cash received from stock option exercises.

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2006, we had $208.9 million of commercial paper outstanding that matures within 49 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

In March 2005, we amended and restated our multi-currency revolving Credit Facility, increasing the size of the facility from $500 million to $800 million with a term of five years. The interest rate on the loans under the $800 million Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

Effective following the close of business on July 31, 2004, we completed the acquisition of WICOR. We funded the payment of the purchase price and related fees and expenses of the WICOR acquisition with an $850 million committed line of credit (“the Bridge Facility”) and through additional borrowings available under our existing Credit Facility. The interest rate on the Bridge Facility and loans under the Credit Facility during the period of the Bridge Facility was LIBOR plus 1.375%.

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

We were in compliance with all debt covenants as of December 31, 2006.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had drawn $14.0 million in borrowings as of December 31, 2006.

Our current credit ratings are as follows:

	Long-Term Debt	Current Rating
Rating Agency	Rating	Outlook

Standard & Poor’s	BBB	Stable
Moody’s	Baa3	Stable

We believe the potential impact of a downgrade in our financial outlook is currently not significant to our liquidity exposure or cost of debt. A credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations, or a specific financial program. The credit rating takes into consideration the creditworthiness of guarantors, insurers, or other forms of credit enhancement on the obligation and takes into account the currency in which the obligation is denominated. The ratings outlook also highlights the potential direction of a short or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under observation by the respective Rating Agencies. A change in rating outlook does not mean a rating change is inevitable. Prior changes in our ratings outlook have had no immediate impact on our liquidity exposure or on our cost of debt.

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

As of December 31, 2006, our capital structure consisted of $744.1 million in total indebtedness and $1,670.0 million in shareholders’ equity. The ratio of debt-to-total capital at December 31, 2006 was 30.8% , compared with 32.6% at December 31, 2005. Our targeted debt-to-total capital ratio is 40% or less.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2006 of $56.6 million, compared with $53.1 million in 2005 and $43.1 million in 2004. We anticipate continuing the practice of paying dividends on a quarterly basis.

In December 2005, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million of our common stock. On July 28, 2006, the Board of Directors increased our repurchase authorization to $50 million, and on September 28, 2006, the Board of Directors further increased our repurchase authorization to $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to these programs during 2006. The Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of February 16, 2007, we had not repurchased any additional shares under this plan and, accordingly, we have the authority in 2007 to repurchase shares up to a maximum dollar limit of $40.6 million. In 2005 and 2004, respectively, we repurchased 755,663 shares and 105,500 shares of our common stock under similar authorizations.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
In thousands	2007	2008	2009	2010	2011	5 Years	Total

Long-term debt obligations	$22,188	$1,546	$251,150	$269,066	$75	$200,036	$744,061
Interest obligations on fixed-rate debt	26	25	25	5	5	10	96
Capital lease obligations	175	141	50	19	—	—	385
Operating lease obligations, net of sublease rentals	27,973	22,969	17,528	12,790	11,751	9,017	102,028
Other long-term liabilities	2,868	1,226	719	317	—	—	5,130

Total contractual cash obligations, net	$53,230	$25,907	$269,472	$282,197	$11,831	$209,063	$851,700

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2006, variable interest rate debt, including the effects of derivative financial instruments, was $247.9 million at a weighted average interest rate of 5.7%.

We expect to make contributions in the range of $15 million to $20 million to our pension plans in 2007. The 2007 expected contributions will equal or exceed our minimum funding requirements.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of net income. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Twelve Months Ended December 31
In thousands	2006	2005	2004

Cash flow provided by operating activities	$231,611	$247,858	$264,091
Capital expenditures	(51,078)	(62,471)	(48,867)
Proceeds from sale of property and equipment	684	17,111	—

Free cash flow	181,217	202,498	215,224
Net income	183,731	185,049	171,225

Conversion of net income	99%	109%	126%

In 2007, our objective is to generate free cash flow that equals or exceeds 100% of net income.

Off-balance sheet arrangements
At December 31, 2006, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
Environmental
We have been named as defendants, targets, or potentially responsible parties (“PRP”) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relate to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2006 and 2005, our undiscounted reserves for such environmental liabilities were approximately $5.6 million and $6.4 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit
In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2006 and 2005, the outstanding value of these instruments totaled $59.6 million and $38.8 million, respectively.

NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Our critical accounting estimates include the following:

Impairment of Goodwill
The fair value of each of our reporting units was estimated using a discounted cash flow approach. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill. During the fourth quarter of 2006, we completed our annual impairment test of goodwill and determined there was no impairment.

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

Pension
We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates, rate of increase in future compensation levels, and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 11 to the Notes to Consolidated Financial Statements. Changes to these assumptions will affect pension expense.

In December 2006, we adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.00% in 2006 and 5.75% in 2005 and 2004. The discount rates on our foreign plans ranged from 2.00% to 5.15% in 2006, 2.00% to 4.90% in 2005 and 2.00% to 5.25% in 2004. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2007.

Expected rate of return
Our expected rate of return on plan assets in 2006 equaled 8.5%, which remained unchanged from 2005 and 2004. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2006, the pension plan assets yielded a return of 12.3%, compared to returns of 4.2% in 2005 and 17.6% in 2004. In 2006, our expected return on plan assets was lower than our actual return on plan assets while in 2005 our expected return on plan assets was higher than our actual return on plans assets. The significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 was primarily attributable to the fluctuations of our common stock during 2005 which approximates 10% of the plan assets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2007.

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

Our derivatives and other financial instruments consist of long-term debt (including current portion), short-term borrowing, interest rate swaps, and foreign exchange-forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position. As of December 31, 2006 and December 31, 2005, the net financial instrument position was a liability of $753.6 million and $769.0 million, respectively.

Interest rate risk
Our debt portfolio, including swap agreements, as of December 31, 2006 was primarily comprised of debt predominantly denominated in U.S. dollars (97%). This debt portfolio is comprised of 53% fixed-rate debt and 47% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed rate swap agreement we entered with an effective date of April 2006, our debt portfolio is comprised of 67% fixed-rate debt and 33% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2006, a 100 basis point increase or decrease in interest rates would result in a $2.5 million increase or decrease in interest incurred.

Foreign currency risk
We are exposed to market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of our foreign subsidiaries, are denominated in foreign currencies, primarily the euro. We held immaterial positions in foreign exchange-forward contracts as of December 31, 2006. We do not expect the effect of foreign exchange rates to have a material impact on our operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting for December 31, 2006. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

Randall J. Hogan	David D. Harrison
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited management’s assessment, included in the accompanying management’s report on Internal Control Over Financial Reporting, that Pentair, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in the COSO Framework. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in the COSO Framework.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended December 31, 2006, of the Company, and our report dated February 26, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s changes in its method of accounting for defined benefit pension and postretirement benefit plans in 2006 and stock-based compensation in 2005.

Minneapolis, Minnesota
February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at ITEM 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, in 2006, the Company changed its method of accounting for defined benefit pension and postretirement benefit plans and as discussed in Notes 1 and 13 to the consolidated financial statements, in 2005, the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 26, 2007

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2006	2005	2004

Net sales	$3,154,469	$2,946,579	$2,278,129
Cost of goods sold	2,248,219	2,098,558	1,623,419

Gross profit	906,250	848,021	654,710
Selling, general and administrative	541,209	478,907	376,015
Research and development	58,055	46,042	31,453

Operating income	306,986	323,072	247,242
Gain on sale of assets, net	364	5,435	—
Interest income	745	576	721
Interest expense	52,626	45,565	37,931

Income from continuing operations before income taxes	255,469	283,518	210,032
Provision for income taxes	71,702	98,469	73,008

Income from continuing operations	183,767	185,049	137,024
Income from discontinued operations, net of tax	—	—	40,248
Loss on disposal of discontinued operations, net of tax	(36)	—	(6,047)

Net income	$183,731	$185,049	$171,225

Earnings per common share
Basic
Continuing operations	$1.84	$1.84	$1.38
Discontinued operations	—	—	0.34

Basic earnings per common share	$1.84	$1.84	$1.72

Diluted
Continuing operations	$1.81	$1.80	$1.35
Discontinued operations	—	—	0.33

Diluted earnings per common share	$1.81	$1.80	$1.68

Weighted average common shares outstanding
Basic	99,784	100,665	99,316
Diluted	101,371	102,618	101,706

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$54,820	$48,500
Accounts and notes receivable, net of allowance of $34,254 and $31,053, respectively	422,134	423,847
Inventories	398,857	349,312
Deferred tax assets	50,578	48,971
Prepaid expenses and other current assets	31,239	24,394

Total current assets	957,628	895,024
Property, plant and equipment, net	330,372	311,839
Other assets
Goodwill	1,718,771	1,718,207
Intangibles, net	287,011	266,533
Other	71,197	62,152

Total other assets	2,076,979	2,046,892

Total assets	$3,364,979	$3,253,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$14,563	$—
Current maturities of long-term debt	7,625	4,137
Accounts payable	206,286	207,320
Employee compensation and benefits	88,882	95,552
Current pension and post-retirement benefits	7,918	—
Accrued product claims and warranties	44,093	43,551
Current liabilities of discontinued operations	—	192
Income taxes	22,493	17,518
Accrued rebates and sales incentives	39,419	45,374
Other current liabilities	90,003	111,026

Total current liabilities	521,282	524,670
Other liabilities
Long-term debt	721,873	748,477
Pension and other retirement compensation	207,676	152,780
Post-retirement medical and other benefits	47,842	73,949
Deferred tax liabilities	109,781	125,785
Other non-current liabilities	86,526	70,455
Non-current liabilities of discontinued operations	—	2,029

Total liabilities	1,694,980	1,698,145
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 99,777,165 and 101,202,237 shares issued and outstanding, respectively	16,629	16,867
Additional paid-in capital	488,540	518,751
Retained earnings	1,148,126	1,020,978
Accumulated other comprehensive income	16,704	(986)

Total shareholders’ equity	1,669,999	1,555,610

Total liabilities and shareholders’ equity	$3,364,979	$3,253,755

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2006	2005	2004

Operating activities
Net income	$183,731	$185,049	$171,225
Adjustments to reconcile net income to net cash provided by operating activities
Net income from discontinued operations	—	—	(40,248)
Loss on disposal of discontinued operations	36	—	6,047
Depreciation	56,899	56,565	47,063
Amortization	18,197	15,995	7,501
Deferred income taxes	(11,085)	5,898	16,736
Stock compensation	25,377	24,186	6,345
Excess tax benefits from stock-based compensation	(3,043)	(8,676)	—
Gain on sale of investment	(364)	(5,435)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	15,873	(20,946)	26,918
Inventories	(39,354)	(19,201)	(51,996)
Prepaid expenses and other current assets	(5,052)	(120)	2,176
Accounts payable	(18,935)	6,629	17,274
Employee compensation and benefits	(13,229)	(21,394)	4,596
Accrued product claims and warranties	456	(1,099)	2,993
Income taxes	9,556	10,357	6,352
Other current liabilities	(13,784)	4,609	8,879
Pension and post-retirement benefits	19,398	16,512	11,508
Other assets and liabilities	6,886	(439)	6,794

Net cash provided by continuing operations	231,563	248,490	250,163
Net cash (used for) provided by operating activities of discontinued operations	48	(632)	13,928

Net cash provided by operating activities	231,611	247,858	264,091
Investing activities
Capital expenditures	(51,078)	(62,471)	(48,867)
Proceeds from sale of property and equipment	684	17,111	—
Acquisitions, net of cash acquired	(29,286)	(150,534)	(869,155)
Divestitures	(24,007)	(10,155)	773,399
Proceeds from sale of investment	1,153	23,835	—
Other	(7,523)	(2,071)	60

Net cash used for investing activities	(110,057)	(184,285)	(144,563)
Financing activities
Net short-term borrowings (repayments)	13,831	—	(4,162)
Proceeds from the Bridge Facility	—	—	850,000
Repayment of the Bridge Facility	—	—	(850,000)
Proceeds from long-term debt	608,975	413,279	343,316
Repayment of long-term debt	(631,755)	(395,978)	(440,518)
Excess tax benefits from stock-based compensation	3,043	8,676	—
Proceeds from exercise of stock options	4,066	8,380	10,862
Repurchases of common stock	(59,359)	(25,000)	(4,200)
Dividends paid	(56,583)	(53,134)	(43,128)

Net cash used for financing activities	(117,782)	(43,777)	(137,830)
Effect of exchange rate changes on cash	2,548	(2,791)	1,808

Change in cash and cash equivalents	6,320	17,005	(16,494)
Cash and cash equivalents, beginning of period	48,500	31,495	47,989

Cash and cash equivalents, end of period	$54,820	$48,500	$31,495

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Unearned	Accumulated
			Additional		non-vested	other
In thousands, except share	Common shares		paid-in	Retained	stock	comprehensive		Comprehensive
and per-share data	Number	Amount	capital	earnings	compensation	income (loss)	Total	income

Balance — December 31, 2003	99,005,084	$8,250	$492,619	$760,966	$(6,189)	$5,832	$1,261,478
Net income				171,225			171,225	$171,225
Change in cumulative translation adjustment						25,359	25,359	25,359
Adjustment in minimum pension liability, net of $279 tax benefit						(437)	(437)	(437)
Changes in market value of derivative financial instruments						1,652	1,652	1,652

Comprehensive income								$197,799

Tax benefit of stock options			17,185				17,185
Cash dividends — $0.43 per common share				(43,128)			(43,128)
Stock dividend		8,276	(8,276)				—
Share repurchases	(105,500)	(17)	(4,183)				(4,200)
Exercise of stock options, net of 1,150,623 shares tendered for payment	1,832,016	305	10,557				10,862
Issuance of restricted shares, net of cancellations	341,728	26	8,146		(7,675)		497
Amortization of restricted shares					5,992		5,992
Shares surrendered by employees to pay taxes	(105,943)	(12)	(3,085)				(3,097)
Stock compensation			4,406				4,406

Balance — December 31, 2004	100,967,385	$16,828	$517,369	$889,063	$(7,872)	$32,406	$1,447,794
Net income				185,049			185,049	$185,049
Change in cumulative translation adjustment						(28,406)	(28,406)	(28,406)
Adjustment in minimum pension liability, net of $3,645 tax benefit						(5,702)	(5,702)	(5,702)
Changes in market value of derivative financial instruments						716	716	716

Comprehensive income								$151,657

Effect of accounting change (SFAS 123R)			(7,872)		7,872		—
Tax benefit of stock options			10,707				10,707
Cash dividends — $0.52 per common share				(53,134)			(53,134)
Share repurchases	(755,663)	(126)	(24,874)				(25,000)
Exercise of stock options, net of 549,150 shares tendered for payment	747,282	125	1,371				1,496
Issuance of restricted shares, net of cancellations	289,764	48	248				296
Shares surrendered by employees to pay taxes	(46,531)	(8)	(1,920)				(1,928)
Stock compensation			23,722				23,722

Balance — December 31, 2005	101,202,237	$16,867	$518,751	$1,020,978	$—	$(986)	$1,555,610
Net income				183,731			183,731	$183,731
Change in cumulative translation adjustment						28,471	28,471	28,471
Adjustment in minimum pension liability, net of $1,685 tax expense						1,513	1,513	1,513
Changes in market value of derivative financial instruments						657	657	657

Comprehensive income								$214,372

Adjustment to initially apply SFAS 158, net of $8,280 tax benefit						(12,951)	(12,951)
Tax benefit of stock options			3,338				3,338
Cash dividends — $0.56 per common share				(56,583)			(56,583)
Share repurchases	(1,986,026)	(332)	(59,027)				(59,359)
Exercise of stock options, net of 183,866 shares tendered for payment	310,963	52	2,846				2,898
Issuance of restricted shares, net of cancellations	324,219	54	304				358
Amortization of Restricted Shares			10,677				10,677
Shares surrendered by employees to pay taxes	(74,228)	(12)	(2,589)				(2,601)
Stock compensation			14,240				14,240

Balance — December 31, 2006	99,777,165	$16,629	$488,540	$1,148,126	$—	$16,704	$1,669,999

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

1.  Summary of Significant Accounting Policies
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both U.S. and non-U.S., that we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and, as a result, our share of the earnings or losses of such equity affiliates is included in the statement of income. The cost method of accounting is used for investments in which Pentair has less than a 20% ownership interest and we do not have the ability to exercise significant influence. These investments are carried at cost and are adjusted only for other-than-temporary declines in fair value.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Promotions
Our primary promotional activity is what we refer to as cooperative advertising. Under our cooperative advertising programs, we agree to pay the customer a fixed percentage of sales as an allowance that may be used to advertise and promote our products. The customer is not required to provide evidence of the advertisement or promotion. We recognize the cost of this cooperative advertising at the time of sale. The cost of this program is recorded as a reduction in gross sales.

Volume-based incentives
These incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least monthly, for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2006 and 2005, respectively.

In December 2006, we entered into a one-year Accounts Receivable Purchase Agreement whereby designated customer accounts receivable may be sold without recourse to a third-party financial institution on a revolving basis. These receivables consisted of specific invoices that were assigned and subject to a filed security

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

interest. Providing collections and claims services, we act as the agent for the third-party. Following the initial settlement period, we are required to transfer payments and make adjustments to invoice amounts on the assigned receivables to the third-party on a monthly basis. We are also required to maintain trade credit insurance on the sold receivables. Receivable sales could occur on the settlement date or as the third-party permits, up to a maximum total outstanding amount of $30 million, with the ability to make additional sales as sold receivables are repaid.

As of December 31, 2006, we had sold approximately $30.0 million of accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk because the customer did not take advantage of the early pay discounts and to provide additional financing capacity. In compliance with Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (“SFAS 140”) sales of accounts receivable are reflected as a reduction of accounts receivable in the Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in the Consolidated Statements of Cash Flows. In 2006, a loss in the amount of $0.8 million related to the sale of accounts receivable is included in the line item Gain on sale of assets, net in our Consolidated Statements of Income.

In December 2004, we entered into a one-year Accounts Receivable Purchase Agreement whereby designated customer accounts receivable could be sold without recourse to a third-party financial institution on a revolving basis. These receivables consisted of specific invoices that were assigned and subject to a filed security interest. Providing collections and claims services, we acted as the agent for the third-party. Following the initial settlement period, we were required to transfer payments and make adjustments to invoice amounts on the assigned receivables to the third-party on a monthly basis. We were also required to maintain trade credit insurance on the sold receivables. Receivable sales could have occurred on the settlement date or as the third-party permitted, up to a maximum total outstanding amount of $30 million, with the ability to make additional sales as sold receivables were repaid. The Accounts Receivable Purchase Agreement was not renewed in 2005.

As of December 31, 2004, we had sold an approximate $22.0 million interest in our pool of accounts receivable to a third-party financial institution to mitigate the credit risk associated with the receivable balance of a large customer because we did not offer early pay discounts. In compliance with SFAS 140, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statement of Cash Flows. As the estimated present value of the receivables sold approximated the carrying amount, no gain or loss was recorded in 2004.

Inventories
Beginning in the fourth quarter, inventories are stated at the lower of cost or market with substantially all costed using the first-in, first-out (FIFO) method and with an insignificant amount of inventories located outside the United States costed using a moving average method which approximates FIFO. Prior to the fourth quarter 2006, inventories located in the United States were costed using the last-in, first-out (LIFO) and FIFO methods, and inventories of foreign based subsidiaries were costed primarily using the FIFO method with a smaller amount of inventories costed using the LIFO and moving average methods.

Change in accounting principle
Prior to October 1, 2006, inventories in the United States were costed using both the LIFO and FIFO methods, and inventories outside the United States were costed primarily using the FIFO methods with smaller amounts of inventory using the LIFO and moving average methods. Effective that date, we elected to change our method of accounting to cost all inventories previously costed using the LIFO method using the FIFO method to better reflect the current value of inventory in the balance sheet and to provide a better matching of revenue and expense in the consolidated statements of income. In addition, this change results in a more unified

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

method of inventory costing. The result of the accounting change was immaterial to our consolidated financial statements for all periods presented. Accordingly, the cumulative effect of the accounting change was recorded in the consolidated statement of income in the fourth quarter of 2006, rather than retrospectively applied to the prior period consolidated financial statements.

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

Goodwill is tested for impairment on an annual basis. During the fourth quarter of 2006, we completed our annual impairment test of goodwill and determined there was no impairment.

Our primary identifiable intangible assets include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology, and customer relationships. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually, or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2006, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

Cost and equity method investments
We have investments that are accounted for at historical cost or, if we have significant influence over the investee, using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Income. We write down or write off an

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition, and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

Income taxes
We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change.

Environmental
In accordance with SOP 96-1, Environmental Remediation Liabilities, we recognize environmental clean-up liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental clean-up is estimated by engineering, financial, and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental clean-up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required, and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in clean-up technologies, and additional information about the ultimate clean-up remedy that is used could significantly change our estimates. Accruals for environmental liabilities are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2006 and 2005, reserves for policy claims were $54.3 million ($10.0 million included in Accrued product claims and warranties and $44.3 million included in Other non-current liabilities) and $45.8 million ($10.0 million included in Accrued product claims and warranties and $35.8 million included in Other non-current liabilities), respectively.

Stock-based compensation
In the fourth quarter of 2005, we adopted the fair value recognition provisions of SFAS No. 123R (revised 2004), Share Based Payment,(“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) requiring us to recognize expense related to the fair value of our stock-based compensation awards. We adopted SFAS 123R effective January 1, 2005 using the modified retrospective transition method permitted by SFAS 123R. Under this transition method, restatement of only the

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

interim financial statements in the year of adoption is permitted. We did not restate the financial information for 2004 as a result of the adoption. In connection with the adoption, the expense in the pro forma disclosures related to stock-based compensation was corrected for immaterial errors, resulting in no change to previously reported quarterly pro forma earnings per share. The adoption of SFAS 123R in 2005 resulted in the recognition of incremental pre-tax stock-based compensation expense of $16.4 million, a reduction in net income of $12.0 million, a reduction in basic and diluted earnings per share of $0.12, a reduction in cash flows from operating activities of $8.7 million and an increase in cash flows from financing activities of $8.7 million. We additionally reclassified our unearned compensation on non-vested share awards of $7.9 million to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested share awards was immaterial.

In accordance with SFAS 123R, the estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method under SFAS 123R, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Income. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

Prior to January 1, 2005 we applied the recognition and measurement principles of APB 25 to our stock options and other stock-based compensation plans as permitted pursuant to SFAS 123.

In accordance with APB 25, cost for stock-based compensation was recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire the stock. The exercise price for stock options granted to employees equals the fair market value of our common stock at the date of grant, thereby resulting in no recognition of compensation expense by us. However, from time to time, we have elected to modify the terms of the original grant. Those modified grants have been accounted for as a new award and measured using the intrinsic value method under APB 25, resulting in the inclusion of compensation expense in our Consolidated Statements of Income. Non-vested share awards are recorded as compensation cost over the requisite service periods based on the market value on the date of grant. Unearned compensation cost on non-vested share awards was shown as a reduction to shareholders’ equity.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2006	2005	2004

Earnings per common share — basic
Continuing operations	$183,767	$185,049	$137,024
Discontinued operations	(36)	—	34,201

Net income	$183,731	$185,049	$171,225

Continuing operations	$1.84	$1.84	$1.38
Discontinued operations	—	—	0.34

Basic earnings per common share	$1.84	$1.84	$1.72

Earnings per common share — diluted
Continuing operations	$183,767	$185,049	$137,024
Discontinued operations	(36)	—	34,201

Net income	$183,731	$185,049	$171,225

Continuing operations	$1.81	$1.80	$1.35
Discontinued operations	—	—	0.33

Diluted earnings per common share	$1.81	$1.80	$1.68

Weighted average common shares outstanding — basic	99,784	100,665	99,316
Dilutive impact of stock-based compensation	1,587	1,953	2,390

Weighted average common shares outstanding — diluted	101,371	102,618	101,706

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	3,089	1,040	42

Derivative financial instruments

We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the Consolidated Statements of Income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. All hedging instruments are designated and effective as hedges, in accordance with the provisions of SFAS 133, Accounting for Derivative Instruments and Hedge Activities, as amended. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales.

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

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS 115 and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In November 2005, the FASB approved the issuance of FASB Staff Position FAS No. 115-1 and FAS No. 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The FASB Staff Position (“FSP”) addresses when an investment is considered impaired, whether the impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary. The FSP is effective for reporting periods beginning after December 15, 2005 and we adopted it on January 1, 2006. The adoption of EITF 03-1 did not have a material impact on our consolidated results of operations or financial condition.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 on January 1, 2006 did not have a material impact on our consolidated results of operations or financial condition.

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

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements. SAB 108 requires that a company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated results of operations, financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end balance sheet, with changes in the funded status recognized through other comprehensive income in the year in which they occur. The adoption of SFAS 158 increased total assets by $2.0 million, increased total liabilities by $14.9 million and decreased total shareholders’ equity by $12.9 million, net of tax, in our December 31, 2006 Consolidated Balance Sheet. The adoption of SFAS 158 had no impact on our consolidated results of operations.

2.	Acquisitions
On December 11, 2006 we entered into an agreement to acquire all of the share capital of Jung Pumpen GmbH, a German-based manufacturer of municipal and residential wastewater pumps and related products, subject to German Federal Cartel Office approval. The acquisition was completed on February 2, 2007 for

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

approximately $227 million, net of cash acquired of $13 million, excluding transaction costs and subject to a post-closing net asset value adjustment.

On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the initial purchase price allocation was $9.2 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Krystil Klear acquisition, including intangible assets, contingent liabilities, plant rationalization costs, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the initial purchase price allocations was $7.9 million, of which $2.9 million is tax deductible. We continue to evaluate the purchase price allocations for these acquisitions and expect to revise the purchase price allocations as better information becomes available.

On December 1, 2005, we acquired, as part of our Technical Products Group, the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”) for $143.9 million, including a cash payment of $140.6 million and transaction costs of $3.3 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, and security markets. Final goodwill recorded as part of the purchase price allocation was $71.1 million, all of which is tax deductible. Final identifiable intangible assets acquired as part of the acquisition were $45.6 million, including definite-lived intangibles, such as proprietary technology and customer relationships, of $23.1 million with a weighted average amortization period of approximately 12 years.

On February 23, 2005, we acquired, as part of our Water Group, certain assets of Delta Environmental Products, Inc. and affiliates (collectively, “DEP”), a privately-held company, for $10.3 million, including a cash payment of $10.0 million, transaction costs of $0.2 million, and debt assumed of $0.1 million. The DEP product line addressees the water and wastewater markets. Final goodwill recorded as part of the purchase price allocation was $7.2 million, all of which is tax deductible.

Effective July 31, 2004, we completed the acquisition of all of the shares of capital stock of WICOR, Inc. (“WICOR”) from Wisconsin Energy Corporation (“WEC”) for $874.7 million, including a cash payment of $871.1 million, transaction costs of $11.2 million, and debt assumed of $21.6 million, less a favorable final purchase price adjustment of $14.0 million and less cash acquired of $15.2 million. This includes an additional $0.4 million in transaction costs recorded in the first three quarters of 2005. WICOR manufactured water system, filtration, and pool equipment products primarily under the STA-RITE®, SHURflo® and Hypro®brands.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2006, and 2005 are presented as if the acquisitions had been completed at the beginning of each period presented:

	Years ended December 31
In thousands, except per-share data	2006	2005

Pro forma net sales from continuing operations	$3,169,681	$3,102,400
Pro forma net income from continuing operations	184,041	188,537
Pro forma net income	184,005	188,537
Pro forma earnings per common share — continuing operations
Basic	$1.84	$1.87
Diluted	$1.82	$1.84
Weighted average common shares outstanding
Basic	99,784	100,665
Diluted	101,371	102,618

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

3.  Discontinued Operations/Divestitures
Effective after the close of business on October 2, 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation (“BDK”). In January 2006, pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from BDK for approximately $5.7 million. We recorded no gain or loss on the repurchase. In March 2006, we completed an outstanding net asset value arbitration with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final net asset value purchase price adjustment pursuant to the purchase agreement of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million or $1.6 million net of tax. In the third quarter of 2006, we resolved a prior year tax item that resulted in a $1.4 million income tax benefit related to our former Tools Group.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

In thousands	2006	2005	2004*

Net sales	$—	$—	$842,110
Income from discontinued operations before income taxes	—	—	65,232
Income tax expense	—	—	24,984

Income from discontinued operations, net of income taxes	—	—	40,248
Gain (loss) on disposal of discontinued operations before income taxes	(3,621)	(4,197)	2,990
Income tax (benefit) expense	(3,585)	(4,197)	9,037

Loss on disposal of discontinued operations, net of tax	$(36)	$—	$(6,047)

*	Includes discontinued operations through the date of divestiture, October 2, 2004.

We recorded additional pre-tax losses on the disposal of discontinued operations of $3.6 million and $4.2 million as of December 31, 2006 and 2005 respectively. The 2006 loss was primarily due to an unfavorable arbitration ruling resulting in a purchase price adjustment associated with the sale of our former Tools Group. The additional 2005 loss relates to increased reserve requirements for product recalls and contingent purchase price adjustments associated with the sale of our former Tools Group. Income tax benefits of $3.6 million and $4.2 million were recorded for the years ended December 31, 2006 and 2005, respectively. The effective tax rate for discontinued operations in 2006 differs from the statutory rate primarily due to the reversal of prior years’ tax reserves and research and development tax credits. The effective tax rate in 2005 for discontinued operations differs from the statutory rate due primarily to research and development tax credits and permanent book/tax differences.

Liabilities of discontinued operations consist of the following:

In thousands	2006	2005

Current liabilities	$—	$192
Other noncurrent liabilities	—	2,029

Total liabilities of discontinued operations	$—	$2,221

At December 31, 2005, the liabilities of $2.2 million, represented the estimated future cash outflows associated with the exit from a leased facility.

4.  Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2006 by segment is as follows:

		Technical
In thousands	Water	Products	Consolidated

Balance at December 31, 2005	$1,433,280	$284,927	$1,718,207
Acquired	14,804	979	15,783
Purchase accounting adjustments	(9,447)	(23,232)	(32,679)
Foreign currency translation	10,823	6,637	17,460

Balance at December 31, 2006	$1,449,460	$269,311	$1,718,771

The acquired goodwill in the Water Group is related to our acquisitions of Krystil Klear and several other small acquisitions during 2006. The acquired goodwill in the Technical Products Group is related to one small acquisition.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Purchase accounting adjustments recorded during 2006 relate to the WICOR, Inc., DEP, Thermal, and Krystil Klear acquisitions. The purchase price adjustments during 2006 included adjustments for additional transaction and restructuring costs incurred, valuation of intangible assets related to Thermal, and reclassifications related to WICOR, Inc. purchase accounting.

The detail of acquired intangible assets consisted of the following:

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net

Finite-life intangible assets Patents	$15,433	$(6,001)	$9,432	$15,685	$(4,135)	$11,550
Non-compete agreements	4,343	(3,091)	1,252	3,937	(2,021)	1,916
Proprietary technology	45,755	(8,240)	37,515	51,386	(5,107)	46,279
Customer relationships	110,616	(15,924)	94,692	87,707	(8,647)	79,060

aTotal finite-life intangible assets	$176,147	$(33,256)	$142,891	$158,715	$(19,910)	$138,805

Indefinite-life intangible assets
Brand names	$144,120	$—	$144,120	$127,728	$—	$127,728

Total intangibles, net			$287,011			$266,533

Intangible asset amortization expense in 2006, 2005, and 2004 was $13.2 million, $11.7 million, and $7.5 million, respectively. The increase in amortization expense between 2005 and 2004 was primarily the result of the WICOR acquisition.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2007	2008	2009	2010	2011

Estimated amortization expense	$12,863	$11,911	$11,664	$11,152	$10,944

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

5.	Supplemental Balance Sheet Information

In thousands	2006	2005

Inventories
Raw materials and supplies	$186,508	$146,389
Work-in-process	55,141	49,418
Finished goods	157,208	153,505

Total inventories	$398,857	$349,312

Property, plant and equipment
Land and land improvements	$28,989	$24,432
Buildings and leasehold improvements	181,335	168,776
Machinery and equipment	521,245	483,639
Construction in progress	38,312	21,326

Total property, plant and equipment	769,881	698,173
Less accumulated depreciation and amortization	439,509	386,334

Property, plant and equipment, net	$330,372	$311,839

Cost method investments
As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15% equity interest in the new organization — LN Holdings Corporation. During the second quarter of 2005 we sold our interest in the stock LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million or an after-tax gain of $3.5 million. The terms of the sale agreement established two escrow accounts totaling $14 million. We received payments from an escrow of $0.2 million during the fourth quarter of 2005, increasing our gain. During 2006 we received $1.2 million from the escrow accounts which also increased our gain from the sale. Any remaining escrow balances are to be distributed by April 2008 to former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on sale of this interest.

Equity method investments
We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with ITT Water Technologies, Inc. that began design, development, and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our financial statements as we do not have a controlling interest over the investment. The investment in and loans to FARADYNE balance was $5.4 million and $1.2 million at December 31, 2006 and December 31, 2005, respectively, which is net of our proportionate share of the results of their operations. Our proportionate share of the results of their operations is recorded on a one-month lag.

6.  Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

In thousands	2006	2005	2004

Interest payments	$52,957	$44,403	$49,339
Income tax payments	77,225	79,414	63,488

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

7.  Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) consist of the following:

In thousands	2006	2005	2004

Minimum pension liability adjustments, net of tax	$(28,972)	$(17,534)	$(11,832)
Foreign currency translation adjustments	44,516	16,045	44,451
Market value of derivative financial instruments, net of tax	1,160	503	(213)

Accumulated other comprehensive income (loss)	$16,704	$(986)	$32,406

In 2006, the minimum pension liability adjustment increased compared to 2005 primarily due to the adoption of SFAS 158, as noted in Note 11. In 2005, the minimum pension liability adjustment increased compared to the prior year despite no change in the discount rate for the U.S. plans. The increase was attributable to lower than expected pension plan performance as well as a reduction in the discount rates associated with our foreign defined benefit plans. The net foreign currency translation gain in 2006 of $28.5 million was the result of the weakening of the U.S. dollar against the euro. The net foreign currency translation loss in 2005 of $28.4 million was the result of the strengthening of the U.S. dollar against the euro. Changes in the market value of derivative financial instruments were impacted primarily by the maturities of derivatives and changing interest rates. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

8.  Debt
Debt and the average interest rates on debt outstanding as of December 31 are summarized as follows:

	Average
	interest rate
	December 31,	Maturity	December 31	December 31
In thousands	2006	(Year)	2006	2005

Commercial paper, maturing within 49 days	5.76%		$208,882	$144,656
Revolving credit facilities	6.10%	2010	25,000	112,300
Private placement — fixed rate	5.50%	2007-2013	135,000	135,000
Private placement — floating rate	5.98%	2013	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000
Other	3.14%	2007-2016	21,972	6,285

Total contractual debt obligations			740,854	748,241
Interest rate swap monetization deferred income			3,207	4,373

Total debt, including current portion per balance sheet			744,061	752,614
Less: Current maturities			(7,625)	(4,137)
Short-term borrowings			(14,563)	—

Long-term debt			$721,873	$748,477

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2006, we had $208.9 million of commercial paper outstanding that matures within 49 days.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of December 31, 2006 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

We were in compliance with all debt covenants as of December 31, 2006.

In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had $14.0 million in borrowings as of December 31, 2006.

Debt outstanding at December 31, 2006, matures on a calendar year basis as follows:

In thousands	2007	2008	2009	2010	2011	Thereafter	Total

Contractual debt obligation maturities	$21,022	$380	$250,275	$269,066	$75	$200,036	$740,854
Other maturities	1,166	1,166	875	—	—	—	3,207

Total maturities	$22,188	$1,546	$251,150	$269,066	$75	$200,036	$744,061

9.  Derivative and Financial Instruments

Cash-flow hedges
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap was an asset of $1.9 million and $0.8 million at December 31, 2006 and 2005, respectively and is recorded in Other assets.

The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the Consolidated Balance Sheet, with changes in fair value included in other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. No hedging relationships were de-designated during 2006.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Fair value of financial instruments
The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2006		2005
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$347,920	$347,920	$356,956	$356,956
Fixed rate	392,934	403,807	391,285	411,253

Total	$740,854	$751,727	$748,241	$768,209

Derivative financial instruments
Market value of variable to fixed interest rate swap asset	$1,901	$1,901	$773	$773

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and short-term borrowings) — recorded amount approximates fair value because of the short maturity period;

•	long-term debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms; and

•	interest rate swap agreements — fair value is based on market or dealer quotes.

10.  Income Taxes
Income from continuing operations before income taxes consisted of the following:

In thousands	2006	2005	2004

United States	$205,049	$219,556	$159,679
International	50,420	63,962	50,353

Income from continuing operations before taxes	$255,469	$283,518	$210,032

The provision for income taxes for continuing operations consisted of the following:

In thousands	2006	2005	2004

Currently payable
Federal	$51,834	$59,355	$42,730
State	9,998	7,369	5,051
International	14,273	23,796	14,513

Total current taxes	76,105	90,520	62,294
Deferred
Federal and state	(8,063)	5,837	8,341
International	3,660	2,112	2,373

Total deferred taxes	(4,403)	7,949	10,714

Total provision for income taxes	$71,702	$98,469	$73,008

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2006	2005	2004

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.5	2.3	2.6
Tax effect of stock-based compensation	0.4	0.6	—
Tax effect of international operations	(8.2)	(1.2)	(1.4)
Tax credits	(1.1)	(1.5)	(1.4)
Domestic manufacturing deduction	(0.8)	(0.5)	—
ESOP dividend benefit	(0.3)	(0.3)	(0.3)
All other, net	0.6	0.3	0.3

Effective tax rate on continuing operations	28.1	34.7	34.8

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

During 2006, our effective tax rate was impacted by favorable resolution of prior years’ federal tax returns and higher utilization of foreign tax credits.

During 2005, our effective tax rate was impacted by R&D tax credits, and favorable resolution of prior years’ federal tax returns. Our effective tax rate was also impacted favorably by tax deductions for profits associated with qualified domestic production activities. These favorable items were offset by an unfavorable settlement for a routine German tax examination related to prior years as well as the tax impact of the adoption of SFAS 123R.

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

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2006, approximately $120 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. We believe that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2006 Deferred tax		2005 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$5,984	$—	$5,336	$—
Inventory valuation	1,864	—	—	3,055
Accelerated depreciation/amortization	—	20,116	—	28,047
Accrued product claims and warranties	36,940	—	38,781	—
Employee benefit accruals	111,046	—	92,487	—
Goodwill and other intangibles	—	163,256	—	150,793
Other, net	—	31,665	—	31,524

Total deferred taxes	$155,834	$215,037	$136,604	$213,419

Net deferred tax liability		$(59,203)		$(76,815)

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (IRS) has examined our U.S. federal income tax returns through 2003 with no material adjustments. The IRS has also completed a survey of our 2004 U.S. federal income tax return with no material findings. In connection with the completion of the 2002 to 2003 federal income tax audit and the 2004 survey, we recognized benefits of $8.0 million and $1.8 million in our second and third quarter 2006 income statements, respectively. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

Non-U.S. tax losses of $9.1 million and $5.7 million were available for carryforward at December 31, 2006 and 2005, respectively. A valuation allowance of $1.6 million and $1.5 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available that may not be realized as of December 31, 2006 and 2005, respectively. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. A majority of our non-U.S. tax losses can be carried forward indefinitely. The remaining non-U.S. tax losses will begin to expire in 2009. State tax losses of $56.1 million and $43.5 million were available for carryforward at December 31, 2006 and 2005, respectively. Valuation allowances exist for the entire balance of deferred tax benefits related to the state tax losses. Certain state tax losses will expire in 2007, while others are subject to carryforward periods of up to twenty years.

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

On December 31, 2006, we adopted SFAS 158 which requires that we recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our 2006 year-end Consolidated Balance Sheets, with changes in the funded status recognized through other comprehensive income, net of tax.

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

Obligations and Funded Status
The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation beginning of year	$542,104	$545,118	$57,566	$68,085
Service cost	18,411	16,809	736	850
Interest cost	29,676	29,515	3,195	3,787
Amendments	—	158	—	—
Liability transfer	—	(22,432)	—	—
Actuarial (gain) loss	(10,473)	8,610	(6,345)	(11,669)
Translation (gain) loss	8,057	(7,876)	—	—
Benefits paid	(23,880)	(27,798)	(3,575)	(3,487)

Benefit obligation end of year	$563,895	$542,104	$51,577	$57,566

Change in plan assets
Fair value of plan assets beginning of year	$351,656	$381,281	$—	$—
Actual return on plan assets	40,173	13,518	—	—
Asset transfer — divestiture	(99)	(18,600)	—	—
Company contributions	4,308	4,133	3,575	3,487
Translation (loss) gain	1,071	(878)	—	—
Benefits paid	(23,880)	(27,798)	(3,575)	(3,487)

Fair value of plan assets end of year	$373,229	$351,656	$—	$—

Funded status
Plan assets less than benefit obligation	$(190,666)	$(190,448)	$(51,577)	$(57,566)
Unrecognized cost:
Net transition obligation	*	87	*	—
Net actuarial (gain) loss	*	93,398	*	(16,123)
Prior service cost (benefit)	*	774	*	(260)

Net amount recognized	$(190,666)	$(96,189)	$(51,577)	$(73,949)

*	Not applicable due to adoption of new accounting standard.

Of the $190.7 million underfunding at December 31, 2006, $115.0 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits			Post-retirement
In thousands	2006	2005		2006	2005

Noncurrent assets	$2,458	$	*	$—	$	*
Current liabilities	(4,183)		*	(3,735)		*
Noncurrent liabilities	(188,941)		*	(47,842)		*
Prepaid benefit cost	*		7,391	*		—
Accrued benefit liability	*		(133,041)	*		(73,949)
Intangible asset	*		716	*		—
Accumulated other comprehensive income — pre-tax	*		28,745	*		—

Net amount recognized	$(190,666)		$(96,189)	$(51,577)		$(73,949)

*	Not applicable due to adoption of new accounting standard.

The accumulated benefit obligation for all defined benefit plans was $490.4 million and $463.1 million at December 31, 2006, and 2005, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2006	2005

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$365,615	$344,811
Accumulated benefit obligation	485,204	457,932
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$365,615	$344,811
Projected benefit obligation	558,738	536,895

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2006	2005	2004	2006	2005	2004

Service cost	$18,411	$16,809	$15,998	$735	$850	$696
Interest cost	29,676	29,515	27,513	3,195	3,787	3,012
Expected return on plan assets	(27,977)	(29,443)	(27,970)
Amortization of transition obligation	20	20	22	—	—	—
Amortization of prior year service cost (benefit)	289	289	450	(236)	(199)	(581)
Recognized net actuarial (gain) loss	4,119	2,764	1,446	(846)	—	—
Special termination benefits	—	—	1,589	—	—	—
Curtailment expense	—	—	185	—	—	—

Net periodic benefit cost	$24,538	$19,954	$19,233	$2,848	$4,438	$3,127

Continuing operations	$24,538	$19,954	$14,897	$2,848	$4,438	$2,368
Discontinued operations	—	—	4,336	—	—	759

Net periodic benefit cost	$24,538	$19,954	$19,233	$2,848	$4,438	$3,127

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits			Post-retirement
In thousands	2006	2005		2006	2005

Net transition obligation	$67	$	*	$—	$	*
Prior service cost (benefit)	485		*	(23)		*
Net actuarial (gain) loss	68,587		*	(21,622)		*

Accumulated other comprehensive income (loss)	$69,139	$	*	$(21,645)	$	*

*	Not applicable due to adoption of new accounting standard.

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Net actuarial loss	$3,250	$(1,421)
Prior service cost	160	(246)
Transition obligation	20	—

Total estimated 2007 amortization	$3,430	$(1,667)

Additional Information

	Pension benefits
In thousands	2006	2005

Decrease (increase) in minimum liability included in other comprehensive income, net of tax	$1,513	$(5,702)

Assumptions

Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2006	2005	2004	2006	2005	2004

Discount rate	6.00	5.75	5.75	6.00	5.75	5.75
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2006	2005	2004	2006	2005	2004

Discount rate	5.75	5.75	6.25	5.75	5.75	6.25
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.00% in 2006 and 5.75% in 2005 and 2004. The discount rates on our foreign plans ranged from 2.00% to 5.15% in 2006, 2.00% to 4.90% in 2005 and 2.00% to 5.25% in 2004. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2007.

Expected rate of return
Our expected rate of return on plan assets in 2006 equaled 8.5%, which remained unchanged from 2005 and 2004. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2006, the pension plan assets yielded a return of 12.3%, compared to returns of 4.2% in 2005 and 17.6% in 2004. In 2006, our expected return on plan assets was lower than our actual return on plan assets while in 2005 our expected return on plan assets was higher than our actual return on plans assets. The significant difference between our expected return on plan assets compared to our actual return on plan assets in 2006 was primarily attributable to overall market performance being better than expected. The significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 was primarily attributable to the fluctuations of our common stock during 2005 which approximates 10% of the plan assets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2007.

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

Pension and post-retirement related adjustments to equity
In 2004, our discount rate was lowered from 6.25% to 5.75%. However, the change in the discount rate assumption was offset by higher than anticipated returns on assets and thus, did not significantly affect our shareholders’ equity. In 2005, our discount rate remained consistent with 2004; however, a lower return on plan assets as well as a decrease in the discount rates for our foreign plans resulted in an after-tax charge to equity of $5.7 million. In 2006, our discount rate increased from 5.75% to 6.00% and our return on plan assets was higher than anticipated. Before the effect of adopting SFAS 158, we had an after-tax increase in equity of $1.5 million. The effect of initially applying SFAS 158 resulted in an after-tax charge to equity of $12.9 million.

Net periodic benefit cost
Total net periodic pension benefit cost was $24.5 million in 2006, $20.0 million in 2005, and $19.2 million in 2004. Total net periodic pension benefit cost is expected to be approximately $25 million in 2007. The net periodic pension benefit cost for 2007 has been estimated assuming a discount rate of 6.0% and an expected return on plan assets of 8.5%.

Unrecognized pension and post-retirement losses
As of our December 31, 2006 measurement date, our plans have $47.0 million of cumulative unrecognized losses. To the extent the unrecognized loss, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

(currently approximating 12 years). The amount included in net periodic benefit cost for loss amortization was $3.3 million and $2.8 million in 2006 and 2005, respectively.

The assumed health care cost trend rates at December 31 are as follows:

	2006	2005

Health care cost trend rate assumed for next year	10.50%	11.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
In thousands	Increase	Decrease

Effect on total annual service and interest cost	$202	$(173)
Effect on post-retirement benefit obligation	1,331	(1,178)

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

Asset allocation
Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

			Investment Policy
Asset Class	2006(1)	2005(1)	Target	Minimum	Maximum

Large Capitalization U.S. Stocks	18.0%	19.5%	20.0%	15.0%	25.0%
Mid Capitalization, U.S. Stocks	12.4%	12.9%	12.5%	7.5%	17.5%
Small Capitalization, U.S. Stocks	7.5%	6.9%	7.5%	2.5%	12.5%
Pentair Stock	8.2%	9.5%	10.0%	5.0%	15.0%
International (Non-U.S.) Stocks	21.3%	21.2%	20.0%	15.0%	25.0%
Private Equity	0.2%	0.1%	0.0%	0.0%	5.0%
Fixed Income (Bonds)	9.5%	9.4%	10.0%	5.0%	15.0%
Fund of Hedged Funds	11.7%	20.5%	20.0%	15.0%	25.0%
Cash	11.2%	0.0%

(1)	Actual asset allocation as of December 31, 2006 and 2005, respectively.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. From time to time, we may be outside our targeted ranges by amounts we deem acceptable.

Equity securities include Pentair common stock in the amount of $29.6 million and $32.6 million at December 31, 2006 and 2005, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Cash Flows
Contributions
In 2006, pension contributions totaled $4.3 million. There were no contributions required or made to domestic defined benefit pension plans in fiscal year 2006. In 2005, pension contributions totaled $4.1 million, including $0.3 million of contributions to domestic defined benefit pension plans. Our 2007 pension contributions are expected to be in the range of $15 million to $20 million. The 2007 expected contributions will equal or exceed our minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement

2007	$26.6	$3.7
2008	26.7	3.7
2009	27.6	3.8
2010	28.6	3.8
2011	29.9	4.0
2012-2016	179.3	20.9

Savings plan
We have a 401(k) plan (the plan) with an employee stock ownership (ESOP) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. Matching contributions are made in cash to employees who meet certain eligibility and service requirements. Our matching contribution is fixed at 50% of eligible employee contributions, and is limited to 5% of employee compensation contributed by employees.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Our combined expense for the plan and ESOP was approximately $12.3 million, $8.8 million, and $10.7 million, in 2006, 2005, and 2004, respectively.

12.  Shareholders’ Equity
Authorized shares
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock of up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2006 or December 31, 2005.

Purchase rights
On December 10, 2004, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable upon the close of business on January 28, 2005 to the shareholders of record upon the close of business on January 28, 2005. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $240.00 per one one-hundredth of a share, subject to adjustment. However, the Rights are not exercisable unless certain change in control events occur, such as a person acquiring or obtaining the right to acquire beneficial ownership of 15% or more of our outstanding common stock. The

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

description and terms of the Rights are set forth in a Rights Agreement, dated December 10, 2004. The Rights will expire on January 28, 2015, unless the Rights are earlier redeemed or exchanged in accordance with the terms of the Rights Agreement. On January 28, 2005, the common share purchase rights issued pursuant to the Rights Agreement dated July 31, 1995 were redeemed in their entirety for an amount equal to $0.0025 per right.

Share repurchases
In December 2005, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million of our common stock. On July 28, 2006, the Board of Directors increased our repurchase authorization to $50 million, and on September 28, 2006, the Board of Directors further increased our repurchase authorization to $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to these programs during 2006. The Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of February 16, 2007, we had not repurchased any additional shares under this plan and, accordingly, we have the authority in 2007 to repurchase shares up to a maximum dollar limit of $40.6 million. In 2005 and 2004, respectively, we repurchased 755,663 shares and 105,500 shares of our common stock under similar authorizations.

13.  Stock Plans
Total stock-based compensation expense from continuing operations in 2006, 2005, and 2004 was $25.3 million, $24.2 million, and $6.3 million, respectively. The increase in 2005 is attributable to the adoption of SFAS 123R in the fourth quarter of 2005 using the modified retrospective transition method and restating interim periods in 2005. The adoption of SFAS 123R in 2005 resulted in the recognition of incremental pre-tax stock-based compensation of $16.4 million, a reduction in net income of $12.0 million, a reduction in basic and diluted earnings per share of $0.12, a reduction in cash flows from operating activities of $8.7 million and an increase in cash flows from financing activities of $8.7 million. We additionally reclassified our unearned compensation on non-vested share awards of $7.9 million to additional paid in capital. The cumulative effect adjustment for forfeitures related to non-vested share awards was immaterial.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Prior to 2005, we applied APB 25 and the disclosure-only provisions of SFAS No. 123. The following table illustrates the effect on income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during 2004. The estimated fair value of each Pentair option was calculated using the Black-Scholes option-pricing model.

In thousands, except per-share data	2004

Net income	$171,225
Plus stock-based employee compensation included in net income, net of tax	6,558
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(17,958)

Net Income — pro forma	$159,825

Earnings per common share
Basic — as reported	$1.72
Plus stock-based employee compensation included in net income, net of tax	0.07
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.18)

Basic — pro forma	$1.61

Diluted — as reported	$1.68
Plus stock-based employee compensation included in net income, net of tax	0.07
Less estimated stock-based employee compensation determined under fair value based method, net of tax	(0.18)

Diluted — pro forma	$1.57

Weighted average common shares outstanding
Basic	99,316
Diluted	101,441

The amounts shown above are not indicative of the effect in future years since the estimated fair value of options and the number of options granted varies from year to year.

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.57%	3.97%	2.83%
Expected dividend yield	1.45%	1.29%	1.54%
Expected stock price volatility	31.50%	34.50%	39.70%
Expected lives	4.5 yrs	3.6 yrs	5.2 yrs

Omnibus stock incentive plan
In April 2004, the Omnibus Stock Incentive Plan as Amended and Restated (the “Plan”) was approved by shareholders. The Plan authorizes the issuance of additional shares of our common stock and extends through April 2014. The Plan allows for the granting of:

•	nonqualified stock options;
•	incentive stock options;
•	non-vested shares;
•	rights to non-vested shares;

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

•	incentive compensation units (ICUs);
•	stock appreciation rights;
•	performance shares; and
•	performance units.

The Plan is administered by our Compensation Committee (the “Committee”), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the Plan are managerial, administrative, or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants, and take certain other actions as permitted under the Plan. The Plan provides that no more than 20% of the total shares available for issuance under the Plan may be used to make awards other than stock options and limits the Committee’s authority to reprice awards or to cancel and reissue awards at lower prices.

Non-qualified and incentive stock options

Under the Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Prior to 2006, option grants typically had a reload feature when shares are retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the Plan do not have a reload feature attached to the option.

Non-vested shares and rights to non-vested shares
Under the Plan, eligible employees are awarded non-vested shares or rights to non-vested shares (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Non-vested share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the value of non-vested shares and rights to non-vested shares was $11.1 million in 2006, $7.0 million in 2005, and $6.3 million in 2004.

Stock appreciation rights, performance shares, and performance units
Under the Plan, the compensation committee is permitted to issue these awards; however, there have been no issuances of these awards.

Outside directors nonqualified stock option plan
Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the “Directors Plan”) with an exercise price equal to the market value of the shares on the option grant dates. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. The Directors Plan extends to January 2008.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Stock options
The following table summarizes stock option activity under all plans:

	2006
		Exercise	Remaining	Aggregate
Options Outstanding	Shares	Price(1)	Contractual Life(1)	Intrinsic Value

Balance January 1	5,872,382	$27.18
Granted	1,311,766	36.89
Exercised	(494,829)	19.59
Forfeited	(296,130)	36.24
Expired	(57,553)	38.52

Balance December 31	6,335,636	$29.26	6.5 years	$185,361,874

Options exercisable December 31	3,845,583	$25.19	5.4 years	$96,874,128
Shares available for grant December 31	8,739,681

(1)	Weighted average

The weighted-average grant date fair value of options granted in 2006, 2005, and 2004 was estimated to be $10.90, $11.44, and $8.64 per share, respectively. The total intrinsic value of options that were exercised during 2006, 2005, and 2004 was $8.5 million, $29.5 million, and $47.5 million, respectively. At December 31, 2006, the total unrecognized compensation cost related to stock options was $6.4 million. This cost is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises for the years ended December 31, 2006, 2005, and 2004 was $4.1 million, $8.4 million, and $10.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $3.3 million, $10.7 million, and $17.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The following table summarizes non-vested share activity under all plans:

	2006
		Grant Date
Non-vested Shares Outstanding	Shares	Fair Value(1)

Balance January 1	995,792	$24.98
Granted	352,742	37.77
Vested	(237,886)	34.33
Forfeited	(42,599)	34.16

Balance December 31	1,068,049	$31.52

(1)	Weighted average

As of December 31, 2006, there was $15.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $8.2 million, $6.6 million, and $12.4 million, respectively.

During 2005, we increased the contractual term of options for one individual resulting in additional compensation expense of $0.4 million under SFAS 123R. In 2004, we recorded $4.4 million of compensation expense under APB 25 related to the modification of option terms for employees terminated in association with our Tools Group divestiture.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

14.	Business Segments

We classify our continuing operations into the following business segments:

•	Water — manufactures and markets essential products and systems used in the movement, storage, treatment, and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — designs, manufactures, and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

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

Financial information by reportable business segment is included in the following summary:

In thousands	2006	2005	2004	2006	2005	2004

	Net sales to external customers			Operating income (loss)

Water	$2,155,225	$2,131,505	$1,563,394	$212,498	$267,138	$197,310
Technical Products	999,244	815,074	714,735	148,905	109,229	87,844
Other	—	—	—	(54,417)	(53,295)	(37,912)

Consolidated	$3,154,469	$2,946,579	$2,278,129	$306,986	$323,072	$247,242

	Identifiable assets(1)			Depreciation

Water	$2,605,103	$2,501,297	$2,497,980	$35,978	$35,842	$26,751
Technical Products	681,257	640,729	503,322	19,617	19,318	19,408
Other(1)	78,619	111,729	119,273	1,304	1,405	904

Consolidated	$3,364,979	$3,253,755	$3,120,575	$56,899	$56,565	$47,063

	Amortization			Capital expenditures

Water	$11,292	$11,494	$7,534	$29,733	$44,790	$24,981
Technical Products	1,931	177	—	20,959	15,826	16,240
Other	4,974	4,324	(33)	386	1,855	7,646

Consolidated	$18,197	$15,995	$7,501	$51,078	$62,471	$48,867

(1)	All cash and cash equivalents are included in Other.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table presents certain geographic information:

In thousands	2006	2005	2004	2006	2005	2004

	Net sales to external customers			Long-lived assets

U.S./Canada	$2,567,744	$2,423,934	$1,858,224	$219,847	$235,021	$249,299
Europe	405,751	378,418	319,285	77,291	53,701	62,025
Asia and other	180,974	144,227	100,620	33,234	23,117	24,978

Consolidated	$3,154,469	$2,946,579	$2,278,129	$330,372	$311,839	$336,302

Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant, and equipment, net of related depreciation.

We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment is representative of our sales by major product category.

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, one customer accounted for just over 10% of segment sales in 2006, no single customer accounted for more than 10% of segment sales in 2005, and in 2004 one customer accounted for about 11% of segment sales. In our Technical Products segment, no single customer accounted for more than 10% of segment sales in 2006, 2005, or 2004.

15.	Commitments and Contingencies
Operating lease commitments

Net rental expense under operating leases follows:

In thousands	2006	2005	2004

Gross rental expense	$39,497	$33,651	$27,712
Sublease rental income	(264)	(214)	(804)

Net rental expense	$39,233	$33,437	$26,908

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2007	2008	2009	2010	2011	Thereafter	Total

Minimum lease payments	$28,445	$23,441	$17,932	$12,855	$11,816	$9,017	$103,506
Minimum sublease rentals	(472)	(472)	(404)	(65)	(65)	—	(1,478)

Net future minimum lease commitments	$27,973	$22,969	$17,528	$12,790	$11,751	$9,017	$102,028

Environmental
We have been named as defendants, targets, or potentially responsible parties (“PRP”) in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relate to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2006 and 2005, our undiscounted reserves for such environmental liabilities were approximately $5.6 million and $6.4 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Litigation
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement, and employment matters.

We comply with the requirements of SFAS No. 5, Accounting for Contingencies, and related guidance, and record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel, and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

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

Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald Insurance Company (“Penwald”) our captive insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action, and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured, and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship, and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the Horizon cases, plus interest of approximately $1.6 million, in January 2004. All of the personal injury cases have now been resolved through either settlement or judgment.

The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. On June 28, 2006, a jury returned a verdict against the Essef defendants in the total amount of $193.0 million for its claims for out-of-pocket expenses ($10.4 million), lost profits ($47.6 million) and lost enterprise value ($135.0 million). The verdict was exclusive of pre-judgment interest and attorneys’ fees.

On January 17, 2007, the Court ruled on our post-trial motions, granting judgment in our favor as a matter of law with respect to Celebrity’s claim for lost enterprise value ($135.0 million). The Court also granted a new trial with respect to lost profits ($47.6 million). In addition, the Court denied without prejudice our claim for contribution to reduce Celebrity’s recovery by 30% to account for its contributory negligence, with leave to renew the motion following retrial.

Celebrity’s claim for lost profits at trial amounted to approximately $60.3 million. We believe that actual lost profits suffered, if any, are substantially less. In a new trial, there remain questions of causation, contribution and proof of damages to be determined. We intend to vigorously defend against Celebrity’s claims. We cannot predict whether Celebrity will appeal the ruling on lost enterprise value, nor whether and to what extent Essef may eventually be found liable on Celebrity’s claims.

Several issues have not been decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. We have assessed the impact of the ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves following this ruling, except to take into account quarterly interest accruals.

We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals. We expect that we would have available adequate funds to allow us to do so, based on discussions with our lending sources and our estimates of the results of our business operations over the foreseeable future.

Warranties and guarantees
In connection with the disposition of our businesses or product lines, we may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts, and duration of any such indemnification

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

The changes in the carrying amount of service and product warranties for the year ended December 31, 2006 and 2005 are as follows:

In thousands	2006	2005

Balance at beginning of the year	$33,551	$32,524
Service and product warranty provision	48,791	40,576
Payments	(49,190)	(44,123)
Acquired	484	2,231
Translation	457	2,343

Balance at end of the year	$34,093	$33,551

Stand-by letters of credit
In the ordinary course of business, predominantly for contracts and bids involving municipal pump products, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2006 and December 31, 2005, the outstanding value of these instruments totaled $59.6 million and $38.8 million, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

16.	Selected Quarterly Financial Data (Unaudited)
The following table represents the 2006 quarterly financial information:

	2006
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$771,389	$862,022	$778,020	$743,038	$3,154,469
Gross profit	222,508	262,689	212,487	208,566	906,250
Operating income	78,556	107,975	60,293	60,162	306,986
Income from continuing operations	43,071	68,633	33,441	38,622	183,767
Gain (loss) on disposal of discontinued operations, net of tax	(1,451)	—	1,400	15	(36)
Net income	41,620	68,633	34,841	38,637	183,731
Earnings per common share(1)
Basic
Continuing operations	$0.43	$0.68	$0.34	$0.39	$1.84
Discontinued operations	(0.01)	—	0.01	—	—

Basic earnings per common share	$0.42	$0.68	$0.35	$0.39	$1.84

Diluted
Continuing operations	$0.42	$0.67	$0.33	$0.39	$1.81
Discontinued operations	(0.01)	—	0.01	—	—

Diluted earnings per common share	$0.41	$0.67	$0.34	$0.39	$1.81

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table represents the 2005 quarterly financial information:

	2005
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$709,635	$788,523	$716,308	$732,113	$2,946,579
Gross profit	204,138	235,233	200,841	207,809	848,021
Operating income	72,086	107,234	76,880	66,872	323,072
Income from continuing operations	40,181	61,379	44,533	38,956	185,049
Net income	40,181	61,379	44,533	38,956	185,049
Earnings per common share(1)
Basic
Continuing operations	$0.40	$0.61	$0.44	$0.39	$1.84
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.40	$0.61	$0.44	$0.39	$1.84

Diluted
Continuing operations	$0.39	$0.60	$0.43	$0.38	$1.80
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.39	$0.60	$0.43	$0.38	$1.80

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

17.	Financial Statements of Subsidiary Guarantors

The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of December 31, 2006 and 2005, the related condensed consolidated statements of income and statements of cash flows for each of the three years in the period ended December 31, 2006, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the year ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,596,642	$722,606	$(164,779)	$3,154,469
Cost of goods sold	682	1,887,551	524,674	(164,688)	2,248,219

Gross profit	(682)	709,091	197,932	(91)	906,250
Selling, general and administrative	24,366	385,209	131,725	(91)	541,209
Research and development	—	45,600	12,455	—	58,055

Operating (loss) income	(25,048)	278,282	53,752	—	306,986
Gain (loss) on sale of assets, net	1,152	(788)	—	—	364
Net interest (income) expense	(63,991)	119,461	(3,589)	—	51,881

Income before income taxes	40,095	158,033	57,341	—	255,469
Provision for income taxes	13,774	37,549	20,379	—	71,702

Income from continuing operations	26,321	120,484	36,962	—	183,767
Loss on disposal of discontinued operations, net of tax	(36)	—	—	—	(36)

Net income	$26,285	$120,484	$36,962	$—	$183,731

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$8,810	$6,550	$39,460	$—	$54,820
Accounts and notes receivable, net	190	316,157	150,103	(44,316)	422,134
Inventories	—	283,687	115,170	—	398,857
Deferred tax assets	96,566	66,255	5,359	(117,602)	50,578
Prepaid expenses and other current assets	16,766	20,555	16,496	(22,578)	31,239

Total current assets	122,332	693,204	326,588	(184,496)	957,628
Property, plant and equipment, net	4,753	214,709	110,910	—	330,372
Other assets
Investments in subsidiaries	1,978,466	61,351	134,204	(2,174,021)	—
Goodwill	—	1,466,536	252,235	—	1,718,771
Intangibles, net	—	261,050	25,961	—	287,011
Other	76,076	15,078	5,423	(25,380)	71,197

Total other assets	2,054,542	1,804,015	417,823	(2,199,401)	2,076,979

Total assets	$2,181,627	$2,711,928	$855,321	$(2,383,897)	$3,364,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$14,563	$—	$14,563
Current maturities of long-term debt	1,167	258	34,649	(28,449)	7,625
Accounts payable	3,053	158,294	94,709	(49,770)	206,286
Employee compensation and benefits	12,388	48,447	28,047	—	88,882
Current pension and post-retirement benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	28,955	15,138	—	44,093
Income taxes	48,462	1,685	4,389	(32,043)	22,493
Accrued rebates and sales incentives	—	35,185	4,234	—	39,419
Other current liabilities	16,408	51,858	38,132	(16,395)	90,003

Total current liabilities	89,396	324,682	233,861	(126,657)	521,282

Other liabilities
Long-term debt	695,924	1,786,914	40,987	(1,801,952)	721,873
Pension and other retirement compensation	121,680	27,470	58,526	—	207,676
Post-retirement medical and other benefits	23,143	50,079	—	(25,380)	47,842
Deferred tax liabilities	3,200	161,360	30,780	(85,559)	109,781
Due to / (from) affiliates	(453,623)	65,884	270,531	117,208	—
Other non-current liabilities	31,908	7,322	47,296	—	86,526

Total liabilities	511,628	2,423,711	681,981	(1,922,340)	1,694,980
Shareholders’ equity	1,669,999	288,217	173,340	(461,557)	1,669,999

Total liabilities and shareholders’ equity	$2,181,627	$2,711,928	$855,321	$(2,383,897)	$3,364,979

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$26,285	$120,484	$36,962	$—	$183,731
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss on disposal of discontinued operations	36	—	—	—	36
Depreciation	1,304	42,874	12,721	—	56,899
Amortization	4,974	12,199	1,024	—	18,197
Deferred income taxes	(10,895)	(5,359)	5,169	—	(11,085)
Stock compensation	25,377	—	—	—	25,377
Excess tax benefits from stock-based compensation	(3,043)	—	—	—	(3,043)
Gain on sale of assets, net	(1,152)	788	—	—	(364)
Intercompany dividends	(113,360)	(30)	113,390	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(4,015)	23,799	(14,196)	10,285	15,873
Inventories	—	(16,681)	(22,673)	—	(39,354)
Prepaid expenses and other current assets	(8,580)	(11,241)	3,434	11,335	(5,052)
Accounts payable	(146)	(13,118)	4,614	(10,285)	(18,935)
Employee compensation and benefits	(4,760)	(9,109)	640	—	(13,229)
Accrued product claims and warranties	—	573	(117)	—	456
Income taxes	40,491	(21,921)	(9,014)	—	9,556
Other current liabilities	2,406	(10,185)	5,330	(11,335)	(13,784)
Pension and post-retirement benefits	11,653	3,278	4,467	—	19,398
Other assets and liabilities	(6,079)	507	12,458	—	6,886

Net cash provided by (used for) continuing operations	(39,504)	116,858	154,209	—	231,563
Net cash used for discontinued operations	37	—	11	—	48

Net cash provided by (used for) operating activities	(39,467)	116,858	154,220	—	231,611
Investing activities
Capital expenditures	(385)	(24,623)	(26,070)	—	(51,078)
Proceeds from sales of property and equipment	—	433	251	—	684
Acquisitions, net of cash acquired	(23,535)	(217)	(5,534)	—	(29,286)
Investment in subsidiaries	226,425	(85,854)	(140,571)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Proceeds from sale of investments	1,153	—	—	—	1,153
Other	(2,899)	(4,624)	—	—	(7,523)

Net cash provided by (used for) investing activities	182,513	(114,885)	(177,685)	—	(110,057)
Financing activities
Net short-term borrowings (repayments)	—	—	13,831	—	13,831
Proceeds from long-term debt	609,205	(299)	69	—	608,975
Repayment of long-term debt	(631,755)	—	—	—	(631,755)
Proceeds from exercise of stock options	4,066	—	—	—	4,066
Excess tax benefit from stock-based compensation	3,043	—	—	—	3,043
Repurchases of common stock	(59,359)	—	—	—	(59,359)
Dividends paid	(56,583)	—	—	—	(56,583)

Net cash provided by (used for) financing activities	(131,383)	(299)	13,900	—	(117,782)
Effect of exchange rate changes on cash	(5,857)	514	7,891	—	2,548

Change in cash and cash equivalents	5,806	2,188	(1,674)	—	6,320
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$8,810	$6,550	$39,460	$—	$54,820

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,430,598	$640,918	$(124,937)	$2,946,579
Cost of goods sold	381	1,755,604	461,091	(118,518)	2,098,558

Gross profit	(381)	674,994	179,827	(6,419)	848,021
Selling, general and administrative	51,370	346,026	82,446	(935)	478,907
Research and development	—	35,589	10,453	—	46,042

Operating (loss) income	(51,751)	293,379	86,928	(5,484)	323,072
Gain on sale of assets, net	5,435	—	—	—	5,435
Net interest (income) expense	(63,743)	115,379	(1,163)	(5,484)	44,989

Income before income taxes	17,427	178,000	88,091	—	283,518
Provision for income taxes	6,057	60,823	31,589	—	98,469

Net income	$11,370	$117,177	$56,502	$—	$185,049

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
Other liabilities
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

On February 2, 2007, we acquired, as part of our Water Group, all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung”) for approximately $227 million, net of cash acquired of $13 million, excluding transaction costs and subject to a post-closing net asset value adjustment. Jung is a leading German manufacturer of wastewater products for municipal and residential markets. Jung brings to Pentair its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung also brings to Pentair its well-known European presence, a state-of-the-art training facility in Germany, and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2006, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2006 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors is contained in our Proxy Statement for our 2007 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Election of Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/code.html. Pentair’s Code of Business Conduct and Ethics is also available in print to any shareholder who requests it in writing from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/code.html.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2007 annual meeting of shareholders under the captions “Corporate Governance Matters — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information on security ownership required under this item is contained in our Proxy Statement for our 2007 annual meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2006, information about compensation plans under which equity securities of Pentair are authorized for issuance:

Equity Compensation Plan Information

				Number of Securities
				Remaining Available for
	Number of Securities to be		Weighted-average	Future Issuance Under
	Issued Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities Reflected
	Warrants and Rights		Warrants and Rights	in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	6,287,636	(1)	$29.394	8,739,681	(2)
Equity compensation plans not approved by security holders	48,000	(3)	$11.375	—

Total	6,335,636		$29.257	8,739,681

(1)	Represents options to purchase shares of common stock granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan.

(2)	Represents securities remaining available for issuance under the Omnibus Stock Incentive Plan and Outside Directors Nonqualified Stock Option Plan. No more than 20% of the shares available for issuance under the Omnibus Stock Incentive Plan (1,616,979 under the current plan) may be used to make awards other than stock options.

(3)	Represents options to purchase common stock granted pursuant to an individual stock option agreement described below.

Individual Stock Option Agreement.  On January 2, 2001, the Company awarded Randall J. Hogan (currently the Company’s Chairman and Chief Executive Officer) an option to purchase 48,000 shares of common stock pursuant to an individual stock option agreement. These options have an exercise price of $11.375 per share and vested in three equal annual installments, commencing one year after the date of grant. The options expire 10 years after the date of grant and the exercise price of the options was the closing price of common stock on the date of grant. If a “Change in Control” (as defined in the Company’s Key Executive Employment and Severance Agreements) of the Company occurs, then all the options not yet exercised become immediately exercisable. All share numbers and per share amounts described in this section have been changed to reflect the Company’s 2-for-1 stock split in 2004.

Burn Rate.  Our three-year average burn rate is approximately 2.60% when calculated using the guidelines published by Institutional Shareholder Services (ISS). Under ISS guidelines, the “burn-rate” is the total number of equity awards granted in any given year divided by the number of common shares outstanding, with a premium applied to grants of restricted stock. The number of equity awards used in the burn rate calculation is not discounted by cancelled or forfeited options or shares acquired or retained by the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2007 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” “Corporate Governance Matters — Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2007 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report:

(1)  Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005, and 2004

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index beginning on page 80.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2007.

PENTAIR, INC.

By	/s/ David D. Harrison
David D. Harrison
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2007.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ David D. Harrison David D. Harrison		Executive Vice President and Chief Financial Officer

* Glynis A. Bryan		Director

* Richard J. Cathcart		Director

* Barbara B. Grogan		Director

* Charles A. Haggerty		Director

* David A. Jones		Director

* Augusto Meozzi		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

* Karen E. Welke		Director

*By	/s/ Louis L. Ainsworth Louis L. Ainsworth Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc. and subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End of
In thousands	of Period	Expenses	Deductions		Add (deduct)		Period

Allowances for doubtful accounts
Year ended December 31, 2006	$14,017	$3,034	$2,918	(1)	$515	(2)	$14,648
Year ended December 31, 2005	$18,775	$1,388	$5,931	(1)	$(215	)(2)	$14,017
Year ended December 31, 2004	$12,564	$2,663	$2,333	(1)	$5,881	(2)	$18,775

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Result of acquisitions and foreign currency effects.

Exhibit Index

Exhibit
Number	Exhibit

3.1	Second Restated Articles of Incorporation as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).
3.2	Third Amended and Superceding By-Laws as amended through May 1, 2002 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2002).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.4	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association, as Trustee, dated as of August 2, 2004 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).
4.5	Second Amended and Restated Credit Agreement dated as of March 4, 2005 among Pentair, Inc., various subsidiaries of Pentair, Inc. and various financial institutions therein and Bank of America, N.A., as Administrative Agent and Issuing Bank. (Incorporated by reference to Exhibit 99.1 contained in Pentair’s Current Report on Form 8-K dated March 4, 2005).
4.6	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
10.1	Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

Exhibit
Number	Exhibit

10.8	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*
10.9	Pentair’s Management Incentive Plan as amended and restated January 1, 2002 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
10.10	Amendment effective January 1, 2003 to Pentair’s Management Incentive Plan (Incorporated by reference to Exhibit 10.15 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2003).*
10.11	Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).*
10.12	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.13	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Richard J. Cathcart, Michael V. Schrock, Karen A. Durant, David D. Harrison, Frederick S. Koury, Michael G. Meyer, and Jack J. Dempsey (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.14	Form of Key Executive Employment and Severance Agreement effective as of February 12, 2007 for John L. Stauch.*
10.15	Employment Agreement dated October 17, 2001, between Pentair, Inc. and Richard J. Cathcart. (Incorporated by reference to Exhibit 10.31 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2001).*
10.16	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.17	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix F contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.18	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix G contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.19	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.20	Amendment effective December 10, 2004 to the Pentair, Inc. Outside Director’s Nonqualified Stock Option Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*
10.21	Summary of Board of Director Compensation, approved December 10, 2004 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).*
10.22	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.23	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.24	Letter Agreement, dated March 31, 2006, between Pentair, Inc. and Karen Durant (Incorporated by reference to Exhibit 10.1 in Pentair’s Current Report on Form 8-K dated April 5, 2006).*
10.25	Confidentiality and Non-Competition Agreement, dated April 1, 2006, between Pentair and Karen Durant (Incorporated by reference to Exhibit 10.2 to Pentair’s Current Report on Form 8-K dated April 5, 2006).*

Exhibit
Number	Exhibit

10.26	Amendment effective December 14, 2006 to the Pentair, Inc. Outside Director’s Nonqualified Stock Option Plan for Non-Employee Directors.*
18	Letter dated February 26, 2007 from Deloitte & Touche LLP related to a change in accounting principle for valuing inventory.
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.