Form 10-Q
period 2007-03-31
PENTAIR INC
filed 2007-05-04
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 27, 2007, 99,789,104 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	March 31	April 1
In thousands, except per-share data	2007	2006

Net sales	$807,995	$771,389
Cost of goods sold	570,592	548,881

Gross profit	237,403	222,508
Selling, general and administrative	142,300	129,089
Research and development	14,950	14,863

Operating income	80,153	78,556
Net interest expense	15,120	13,284

Income from continuing operations before income taxes	65,033	65,272
Provision for income taxes	22,903	22,201

Income from continuing operations	42,130	43,071
Gain (loss) on disposal of discontinued operations, net of tax	143	(1,451)

Net income	$42,273	$41,620

Earnings (loss) per common share
Basic
Continuing operations	$0.43	$0.43
Discontinued operations	—	(0.01)

Basic earnings per common share	$0.43	$0.42

Diluted
Continuing operations	$0.42	$0.42
Discontinued operations	—	(0.01)

Diluted earnings per common share	$0.42	$0.41

Weighted average common shares outstanding
Basic	98,966	100,493
Diluted	100,271	102,492

Cash dividends declared per common share	$0.15	$0.14
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31	December 31	April 1
In thousands, except share and per-share data	2007	2006	2006

Assets
Current assets
Cash and cash equivalents	$64,230	$54,820	$50,237
Accounts and notes receivable, net	532,792	422,134	520,968
Inventories	413,178	398,857	375,619
Deferred tax assets	52,198	50,578	44,432
Prepaid expenses and other current assets	41,907	31,239	28,921

Total current assets	1,104,305	957,628	1,020,177

Property, plant and equipment, net	351,211	330,372	314,164

Other assets
Goodwill	1,830,359	1,718,771	1,723,952
Intangibles, net	384,933	287,011	262,829
Other	69,505	71,197	67,561

Total other assets	2,284,797	2,076,979	2,054,342

Total assets	$3,740,313	$3,364,979	$3,388,683

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$16,003	$14,563	$—
Current maturities of long-term debt	8,257	7,625	4,246
Accounts payable	208,713	206,286	206,528
Employee compensation and benefits	85,741	88,882	75,536
Current pension and post-retirement benefits	7,918	7,918	—
Accrued product claims and warranties	42,766	44,093	42,238
Income taxes	13,525	22,493	27,195
Accrued rebates and sales incentives	31,293	39,419	23,353
Other current liabilities	91,402	90,003	94,418

Total current liabilities	505,618	521,282	473,514

Other liabilities
Long-term debt	1,056,495	721,873	888,015
Pension and other retirement compensation	213,512	207,676	158,535
Post-retirement medical and other benefits	47,401	47,842	73,812
Long-term income taxes payable	14,412	—	—
Deferred tax liabilities	111,106	109,781	123,663
Other non-current liabilities	85,912	86,526	76,452

Total liabilities	2,034,456	1,694,980	1,793,991

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,777,660, 99,777,165 and 101,642,814 shares issued and outstanding, respectively	16,629	16,629	16,940
Additional paid-in capital	484,376	488,540	524,904
Retained earnings	1,172,459	1,148,126	1,048,374
Accumulated other comprehensive income	32,393	16,704	4,474

Total shareholders’ equity	1,705,857	1,669,999	1,594,692

Total liabilities and shareholders’ equity	$3,740,313	$3,364,979	$3,388,683

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 31	April 1
In thousands	2007	2006

Operating activities
Net income	$42,273	$41,620
Adjustments to reconcile net income to net cash used for operating activities
(Gain) loss on disposal of discontinued operations	(143)	1,451
Depreciation	15,523	15,230
Amortization	4,900	4,258
Deferred income taxes	(355)	2,483
Stock compensation	6,218	6,646
Excess tax benefits from stock-based compensation	(1,063)	(2,532)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(99,387)	(95,541)
Inventories	(6,381)	(25,379)
Prepaid expenses and other current assets	(8,770)	(4,258)
Accounts payable	7,886	(4,041)
Employee compensation and benefits	(13,081)	(23,528)
Accrued product claims and warranties	(1,403)	(1,363)
Income taxes	(1,448)	10,717
Other current liabilities	(7,638)	(26,140)
Pension and post-retirement benefits	4,033	4,477
Other assets and liabilities	1,167	3,550

Net cash used for continuing operations	(57,669)	(92,350)
Net cash provided by operating activities of discontinued operations	—	48

Net cash used for operating activities	(57,669)	(92,302)

Investing activities
Capital expenditures	(18,865)	(9,054)
Proceeds from sale of property and equipment	1,329	79
Acquisitions, net of cash acquired	(230,581)	(2,158)
Divestitures	—	(24,007)
Other	—	(2,150)

Net cash used for investing activities	(248,117)	(37,290)

Financing activities
Net short-term borrowings	1,234	—
Proceeds from long-term debt	345,190	272,906
Repayment of long-term debt	(10,250)	(133,051)
Proceeds from exercise of stock options	1,762	2,577
Repurchases of common stock	(9,280)	—
Excess tax benefits from stock-based compensation	1,063	2,532
Dividends paid	(15,022)	(14,224)

Net cash provided by financing activities	314,697	130,740

Effect of exchange rate changes on cash and cash equivalents	499	589

Change in cash and cash equivalents	9,410	1,737
Cash and cash equivalents, beginning of period	54,820	48,500

Cash and cash equivalents, end of period	$64,230	$50,237

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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
2. New Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we adopted it on January 1, 2007. The adoption of FIN 48 increased total liabilities by $2.9 million and decreased total shareholders’ equity by $2.9 million. The adoption of FIN 48 had no impact on our consolidated results of operations.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our consolidated results of operations and financial condition.
In March 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. We are currently evaluating the impact of adopting EITF 06-11 on our consolidated results of operations and financial condition.
3. Stock-based Compensation
Total stock-based compensation expense for the first quarter of 2007 and 2006 was $6.2 million and $6.6 million, respectively.
Non-vested shares of our common stock were granted during the first quarter of 2007 and 2006 to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards during the first quarter of 2007 and 2006 was $2.8 million and $2.3 million, respectively.
During the first quarter of 2007, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Prior to 2006, option grants under the Plans typically had a reload feature when shares were retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the Plans do not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards typically over the vesting period. No option grants were reloaded during the quarter for individuals retiring shares to pay the exercise price of options granted prior to 2006. Reload options are vested and expensed immediately. Total compensation expense for stock option awards was $3.4 and $4.3 million for the first quarter of 2007 and 2006, respectively.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	March 31	April 1
	2007	2006

Expected stock price volatility	28.5%	31.5%
Expected life	4.8 yrs.	4.5 yrs.
Risk-free interest rate	4.66%	4.56%
Dividend yield	1.95%	1.44%
The weighted-average fair value of options granted during the first quarter of 2007 and 2006 was $8.29 and $11.49 per share, respectively.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended
	March 31	April 1
In thousands, except per-share data	2007	2006

Earnings (loss) per common share — basic
Continuing operations	$42,130	$43,071
Discontinued operations	143	(1,451)

Net income	$42,273	$41,620

Continuing operations	$0.43	$0.43
Discontinued operations	—	(0.01)

Basic earnings per common share	$0.43	$0.42

Earnings (loss) per common share — diluted
Continuing operations	$42,130	$43,071
Discontinued operations	143	(1,451)

Net income	$42,273	$41,620

Continuing operations	$0.42	$0.42
Discontinued operations	—	(0.01)

Diluted earnings per common share	$0.42	$0.41

Weighted average common shares outstanding — basic	98,966	100,493
Dilutive impact of stock options and restricted stock	1,305	1,999

Weighted average common shares outstanding — diluted	100,271	102,492

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	3,675	2,079

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5. Acquisitions
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media, a privately held filtration and separation technologies business, for $225.0 million, excluding transaction costs and subject to a post-closing net asset value adjustment. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for general industrial, petrochemical, refining and healthcare market segments among others. We announced the Porous Media acquisition on March 6, 2007.
On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung”) for $230.2 million, including a cash payment of $239.9 million and transaction costs of $0.7 million, less cash acquired of $10.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung is a leading German manufacturer of wastewater products for municipal and residential markets. Jung brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany, and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the initial purchase price allocation was $103.2 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung acquisition, including intangible assets, contingent liabilities, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the purchase price allocation was $9.5 million, all of which is tax deductible.
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
The following pro forma condensed financial results of operations are presented as if the acquisitions described above (with the exception of Porous Media) had been completed at the beginning of each period.

	Three months ended
	March 31	April 1
In thousands, except per-share data	2007	2006

Pro forma net sales from continuing operations	$814,171	$795,334
Pro forma net income from continuing operations	42,403	43,933

Pro forma earnings per common share — continuing operations
Basic	$0.43	$0.44
Diluted	$0.42	$0.43

Weighted average common shares outstanding
Basic	98,966	100,493
Diluted	100,271	102,492
These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of these acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.
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
Operating results of the discontinued operations for the first quarter of 2007 and 2006 are summarized below:

	Three months ended
	March 31	April 1
In thousands	2007	2006

Gain (loss) on disposal of discontinued operations	$225	$(3,254)
Income tax (expense) benefit	(82)	1,803

Gain (loss) on disposal of discontinued operations, net of tax	$143	$(1,451)

7. Inventories
Inventories were comprised of:

	March 31	December 31	April 1
In thousands	2007	2006	2006

Raw materials and supplies	$193,049	$186,508	$162,274
Work-in-process	56,978	55,141	49,590
Finished goods	163,151	157,208	163,755

Total inventories	$413,178	$398,857	$375,619

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended
	March 31	April 1
In thousands	2007	2006

Net income	$42,273	$41,620
Changes in cumulative foreign currency translation adjustment	15,926	3,897
Changes in market value of derivative financial instruments classified as cash flow hedges	(237)	1,563

Comprehensive income	$57,962	$47,080

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2007 by segment were as follows:

		Technical
In thousands	Water	Products	Consolidated

Balance at December 31, 2006	$1,449,460	$269,311	$1,718,771
Acquired	100,841	—	100,841
Purchase accounting adjustments	748	(198)	550
Foreign currency translation	5,584	4,613	10,197

Balance at March 31, 2007	$1,556,633	$273,726	$1,830,359

The acquired goodwill relates to the Jung acquisition. The purchase accounting adjustments recorded during the first quarter of 2007 related to the Krystil Klear acquisition and other small acquisitions. We finalized our purchase price allocation for the Krystil Klear acquisition during the first quarter of 2007.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Intangible assets, other than goodwill, were comprised of:

	March 31, 2007			December 31, 2006			April 1, 2006
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$15,437	$(6,475)	$8,962	$15,433	$(6,001)	$9,432	$15,455	$(4,589)	$10,866
Non-compete agreements	4,022	(3,031)	991	4,343	(3,091)	1,252	3,940	(2,276)	1,664
Proprietary technology	45,834	(9,056)	36,778	45,755	(8,240)	37,515	51,378	(6,195)	45,183
Customer relationships	157,992	(18,403)	139,589	110,616	(15,924)	94,692	87,525	(10,077)	77,448

Total finite-life intangibles	$223,285	$(36,965)	$186,320	$176,147	$(33,256)	$142,891	$158,298	$(23,137)	$135,161

Indefinite-life intangibles
Brand names	$198,613	$—	$198,613	$144,120	$—	$144,120	$127,668	$—	$127,668

Total intangibles, net			$384,933			$287,011			$262,829

Intangible asset amortization expense for the three months ended March 31, 2007 and April 1, 2006 was approximately $3.7 million and $3.2 million, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2007 and the next five years is as follows:

In thousands	2007 Q2 - Q4	2008	2009	2010	2011	2012

Estimated amortization expense	$12,301	$15,417	$15,172	$14,660	$14,451	$13,538
10. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	March 31	December 31	April 1
In thousands	March 31, 2007	(Year)	2007	2006	2006

Commercial paper, maturing within 54 days	5.75%		$243,267	$208,882	$166,261
Revolving credit facilities	5.78%	2010	325,673	25,000	230,600
Private placement — fixed rate	5.50%	2007 - 2013	135,000	135,000	135,000
Private placement — floating rate	5.96%	2013	100,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	4.17%	2007 - 2016	23,900	21,972	6,318

Total contractual debt obligations			1,077,840	740,854	888,179
Interest rate swap monetization deferred income			2,915	3,207	4,082

Total debt, including current portion per balance sheet			1,080,755	744,061	892,261
Less: Current maturities			(8,257)	(7,625)	(4,246)
Short-term borrowings			(16,003)	(14,563)	—

Long-term debt			$1,056,495	$721,873	$888,015

We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. The interest rate on the loans under the Credit Facility is LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2007, we had $243.3 million of commercial paper outstanding that matures within 54 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We were in compliance with all debt covenants as of March 31, 2007.
We have $35 million of outstanding private placement debt maturing in May 2007. We classified this debt as long-term as of March 31, 2007 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had $16.0 million outstanding as of March 31, 2007.
Debt outstanding at March 31, 2007 matures on a calendar year basis as follows:

In thousands	2007 Q2-Q4	2008	2009	2010	2011	2012	Thereafter	Total

Contractual debt obligation maturities	$22,050	$1,290	$250,255	$604,135	$75	$6	$200,029	$1,077,840
Other maturities	874	1,166	875	—	—	—	—	2,915

Total maturities	$22,924	$2,456	$251,130	$604,135	$75	$6	$200,029	$1,080,755

11. Derivatives and Financial Instruments
Cash-flow hedges
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap was an asset of $1.4 million at March 31, 2007 and is recorded in Other assets.
The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the Condensed Consolidated Balance Sheets, with changes in fair value included in other comprehensive income (OCI). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007.
The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million will be included in OCI in our Condensed Consolidated Balance Sheets, and will be recognized in earnings over the life of the debt after issuance. The agreement had no value at March 31, 2007.
12. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended March 31, 2007 was 35.2% compared to 34.0% for the three months ended April 1, 2006. The first quarter 2006 effective tax included a $0.9 million favorable adjustment related to a prior year tax return. We expect the effective tax rate for the remainder of 2007 to be between 35.0% and 35.5%, resulting in a full year effective income tax rate of between 35.0% and 35.5%. However, we continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded an adjustment to decrease retained earnings by $2.9 million.
Subsequent to the adjustment to retained earnings of $2.9 million, our total liability for unrecognized tax benefits as of January 1, 2007, the date of adoption, was $15.0 million, which if recognized, would affect our effective tax rate. Included in the total liability for unrecognized tax benefits of $15.0 million at the date of adoption was $1.8 million related to discontinued operations, which, if recognized, would affect the effective tax rate for discontinued operations.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of January 1, 2007, we had recorded approximately $.3 million for the possible payment of penalties and $1.5 million related to the possible payment of interest.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We or one of our subsidiaries files income tax returns in the United States (“U.S.”) federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The Internal Revenue Service (IRS) has audited us through 2003, and has completed a tax return survey of our 2004 federal income tax return.
During the first quarter of 2007, our total liability for unrecognized tax benefits did not materially increase or decrease. It is reasonably possible that this gross liability for unrecognized tax benefits will decrease by $2.0 million during the next twelve months as a result of audits and the expiration of statutes of limitations in various jurisdictions.
13. Benefit Plans
Components of net periodic benefit cost for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	March 31	April 1	March 31	April 1
In thousands	2007	2006	2007	2006

Service cost	$4,331	$4,512	$146	$184
Interest cost	7,891	7,343	746	799
Expected return on plan assets	(7,133)	(6,974)	—	—
Amortization of transition obligation	35	31	—	—
Amortization of prior year service cost (benefit)	40	77	(62)	(59)
Recognized net actuarial loss	799	1,009	(355)	(212)

Net periodic benefit cost	$5,963	$5,998	$475	$712

14. Business Segments
Financial information by reportable segment for the three months ended March 31, 2007 and April 1, 2006 is shown below:

	Three months ended
	March 31	April 1
In thousands	2007	2006

Net sales to external customers
Water	$555,412	$517,169
Technical Products	252,583	254,220

Consolidated	$807,995	$771,389

Intersegment sales
Water	$214	$50
Technical Products	896	889
Other	(1,110)	(939)

Consolidated	$—	$—

Operating income (loss)
Water	$60,879	$55,587
Technical Products	31,631	37,704
Other	(12,357)	(14,735)

Consolidated	$80,153	$78,556

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15. Warranty
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2007 and April 1, 2006 were as follows:

	March 31	April 1
In thousands	2007	2006

Balance at beginning of the year	$34,093	$33,551
Service and product warranty provision	12,233	9,415
Payments	(14,752)	(10,777)
Acquired	1,116	—
Translation	76	49

Balance at end of the period	$32,766	$32,238

16. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K.
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
On January 17, 2007, the Court ruled on our post-trial motions, granting judgment in our favor as a matter of law with respect to Celebrity’s claim for lost enterprise value ($135.0 million). The Court also granted a new trial with respect to lost profits ($47.6 million). In addition, the Court denied without prejudice our claim for contribution to reduce Celebrity’s recovery by 30% to account for its contributory negligence, with leave to renew the motion following retrial. The trial of this matter has been scheduled for June 2007.
Celebrity’s claim for lost profits at trial amounted to approximately $60 million. We believe that actual lost profits suffered, if any, are substantially less. In a new trial, there remain questions of causation, contribution and proof of damages to be determined. We intend to vigorously defend against Celebrity’s claims. We cannot predict whether Celebrity will appeal the ruling on lost enterprise value, nor whether and to what extent Essef may eventually be found liable on Celebrity’s claims.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of March 31, 2007, December 31, 2006 and April 1, 2006, the related condensed consolidated statements of income for the three-months ended March 31, 2007 and April 1, 2006, and statements of cash flows for the three-months ended March 31, 2007 and April 1, 2006, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$639,591	$212,432	$(44,028)	$807,995
Cost of goods sold	—	457,197	157,015	(43,620)	570,592

Gross profit	—	182,394	55,417	(408)	237,403
Selling, general and administrative	4,204	99,249	39,255	(408)	142,300
Research and development	—	11,507	3,443	—	14,950

Operating (loss) income	(4,204)	71,638	12,719	—	80,153
Net interest (income) expense	(14,044)	29,715	(551)	—	15,120

Income from continuing operations before income taxes	9,840	41,923	13,270	—	65,033
Provision for income taxes	3,416	15,009	4,478	—	22,903

Income from continuing operations	6,424	26,914	8,792	—	42,130
Gain on disposal of discontinued operations, net of tax	143	—	—	—	143

Net income	$6,567	$26,914	$8,792	$—	$42,273

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,980	$4,830	$52,420	$—	$64,230
Accounts and notes receivable, net	174	405,288	173,584	(46,254)	532,792
Inventories	—	290,739	122,439	—	413,178
Deferred tax assets	97,313	34,212	6,232	(85,559)	52,198
Prepaid expenses and other current assets	16,047	12,571	28,845	(15,556)	41,907

Total current assets	120,514	747,640	383,520	(147,369)	1,104,305

Property, plant and equipment, net	4,500	208,644	138,067	—	351,211

Other assets
Investments in subsidiaries	2,224,447	61,357	386,539	(2,672,343)	—
Goodwill	—	1,469,309	361,050	—	1,830,359
Intangibles, net	—	258,108	126,825	—	384,933
Other	74,651	13,631	6,603	(25,380)	69,505

Total other assets	2,299,098	1,802,405	881,017	(2,697,723)	2,284,797

Total assets	$2,424,112	$2,758,689	$1,402,604	$(2,845,092)	$3,740,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$16,003	$—	$16,003
Current maturities of long-term debt	1,167	257	284,178	(277,345)	8,257
Accounts payable	4,956	153,312	102,185	(51,740)	208,713
Employee compensation and benefits	9,942	39,559	36,240	—	85,741
Current pension and retirement medical benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	27,225	15,541	—	42,766
Income taxes	327	8,628	4,570	—	13,525
Accrued rebates and sales incentives	—	25,898	5,395	—	31,293
Other current liabilities	22,516	48,764	29,456	(9,334)	91,402

Total current liabilities	46,826	303,643	493,568	(338,419)	505,618

Other liabilities
Long-term debt	1,017,017	1,786,863	57,081	(1,804,466)	1,056,495
Pension and other retirement compensation	124,496	28,245	60,771	—	213,512
Post-retirement medical and other benefits	22,795	49,986	—	(25,380)	47,401
Long-term income taxes payable	14,412	—	—	—	14,412
Deferred tax liabilities	3,123	161,359	32,183	(85,559)	111,106
Due to / (from) affiliates	(540,814)	102,947	525,319	(87,452)	—
Other non-current liabilities	30,400	7,157	48,355	—	85,912

Total liabilities	718,255	2,440,200	1,217,277	(2,341,276)	2,034,456

Shareholders’ equity	1,705,857	318,489	185,327	(503,816)	1,705,857

Total liabilities and shareholders’ equity	$2,424,112	$2,758,689	$1,402,604	$(2,845,092)	$3,740,313

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$6,567	$26,914	$8,792	$—	$42,273
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on disposal of discontinued operations	(143)	—	—	—	(143)
Depreciation	300	10,234	4,989	—	15,523
Amortization	931	2,942	1,027	—	4,900
Deferred income taxes	(498)	—	143	—	(355)
Stock compensation	6,218	—	—	—	6,218
Excess tax benefit from stock-based compensation	(1,063)	—	—	—	(1,063)
Intercompany dividends	(24)	24	—	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	11,062	(88,833)	(23,553)	1,937	(99,387)
Inventories	—	(7,051)	670	—	(6,381)
Prepaid expenses and other current assets	16,481	7,984	(26,213)	(7,022)	(8,770)
Accounts payable	(9,300)	(2,133)	21,290	(1,971)	7,886
Employee compensation and benefits	(5,312)	(8,943)	1,174	—	(13,081)
Accrued product claims and warranties	—	(1,729)	326	—	(1,403)
Income taxes	(1,806)	6,942	(6,584)	—	(1,448)
Other current liabilities	(10,134)	(12,625)	8,060	7,061	(7,638)
Pension and post-retirement benefits	2,468	681	884	—	4,033
Other assets and liabilities	(1,348)	1,412	1,103	—	1,167

Net cash provided by (used for) continuing operations	14,399	(64,181)	(7,892)	5	(57,669)
Net cash provided by (used for) operating activities of discontinued operations	(143)	—	143	—	—

Net cash provided by (used for) operating activities	14,256	(64,181)	(7,749)	5	(57,669)

Investing activities
Capital expenditures	(46)	(8,411)	(10,408)	—	(18,865)
Proceeds from sale of property and equipment	—	747	582	—	1,329
Acquisitions, net of cash acquired	(229,903)	—	(678)	—	(230,581)
Investment in subsidiaries	(98,247)	70,464	27,788	(5)	—

Net cash (used for) provided by investing activities	(328,196)	62,800	17,284	(5)	(248,117)

Financing activities
Net short-term borrowings (repayments)	—	(51)	1,285	—	1,234
Proceeds from long-term debt	345,190	—	—	—	345,190
Repayment of long-term debt	(10,250)	—	—	—	(10,250)
Proceeds from exercise of stock options	1,762	—	—	—	1,762
Repurchases of common stock	(9,280)	—	—	—	(9,280)
Excess tax benefits from stock-based compensation	1,063	—	—	—	1,063
Dividends paid	(15,022)	—	—	—	(15,022)

Net cash provided by financing activities	313,463	(51)	1,285	—	314,697

Effect of exchange rate changes on cash	(1,353)	(288)	2,140	—	499

Change in cash and cash equivalents	(1,830)	(1,720)	12,960	—	9,410
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$6,980	$4,830	$52,420	$—	$64,230

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

Other liabilities
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
18. Subsequent Event
On April 9, 2007, we entered into a $250 million 364-day Term Loan Agreement (the “Facility”) with Bank of America, N.A., and JPMorgan Chase Bank, N.A. Each lender has made $125 million available to us under the Facility. On April 30, 2007, we used $225.0 million of borrowings under the Facility to pay the cash purchase price of the Porous Media acquisition and the balance of the funds under the Facility were drawn for other corporate purposes. We announced the Porous Media acquisition on March 6, 2007.
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media, a privately held filtration and separation technologies business, for $225.0 million, excluding transaction costs and subject to a post-closing net asset value adjustment. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for general industrial, petrochemical, refining and healthcare market segments among others.
On May 3, 2007, we settled a treasury rate lock agreement that we entered into on March 30, 2007 to lock in existing ten-year rates on $200 million of anticipated new debt. Under this agreement, the treasury rate on such debt was fixed at 4.64%. The agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million will be included in OCI in our Condensed Consolidated Balance Sheets, and will be recognized in earnings over the life of the debt after issuance.

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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2006 Annual Report on Form 10-K may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

▪	the financial condition of our customers;
•	our ability to successfully limit damages arising out of the Horizon litigation;
•	our ability to identify, complete, and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
•	changes in our business strategies, including acquisition, divestiture, and restructuring activities;
•	domestic and foreign governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets, or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions, and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;
•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;
•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental, and other claims; and
•	our ability to access capital markets and obtain anticipated financing under favorable terms.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical, and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacommunication and telecommunication markets. From 2004 through 2006, sales volumes increased due to the addition of new distributors, new products, and higher demand in targeted markets.
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first three months of 2007 and will likely impact our results in the future:
•	The housing market and new pool starts slowed dramatically in the first quarter of 2007 and also shrank in the last three quarters of 2006. We believe that construction of new homes and new pools starts in North America affects approximately 25% of the sales of our Water Group, especially for our pool and spa businesses. This downturn will likely have an adverse impact on our revenues for the remainder of 2007.
•	The telecommunication equipment market, particularly in North America, has slowed over the past three quarters and impacted our North American electronics sales within our Technical Products Group. In the first quarter of 2007, North American electronics sales declined approximately 25% from the year earlier period. The revenue decrease is attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some datacommunication OEM programs reaching end-of-life. This weakness is anticipated to continue into our second quarter.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.
•	We expect our operations to continue to benefit from our PIMS initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management, and lean operations; and IGNITE, our process to drive organic growth.
•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in base materials such as stainless steel and carbon steel and other costs such as health care and other employee benefit costs.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. Free cash flow, which we define as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment, exceeded $200 million for the fourth consecutive year in 2005 and was $181 million in 2006. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” of this report.
•	We experienced favorable foreign currency effects on net sales in the first three months of 2007. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	The effective tax rate for the first three months of 2007 was 35.2%. We estimate our effective income tax rate for the remainder of 2007 to be between 35.0% and 35.5%, resulting in a full year effective income tax rate of between 35.0% and 35.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2007, our operating objective is to increase our return on invested capital by:
•	Continuing to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;
•	Continuing the integration of acquisitions and realizing identified synergistic opportunities;
•	Continuing proactive talent development, particularly in international management and other key functional areas;
•	Achieving organic sales growth (in excess of market growth rates), particularly in international markets; and
•	Continuing to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	March 31	April 1
In thousands	2007	2006	$ change	% change

Net sales	$807,995	$771,389	$36,606	4.7%

The components of the net sales change in 2007 from 2006 were as follows:

% Change from 2006
Percentages	First quarter

Volume	0.9
Price	2.3
Currency	1.5

Total	4.7

Consolidated net sales
The 4.7 percent increase in consolidated net sales in the first quarter of 2007 from 2006 was primarily driven by:
•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung”); and
•	organic sales growth of approximately 2 percent (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
▪	higher sales of North American pool equipment due to shipments of fourth quarter 2006 early-buy program orders;
       This increase was partially offset by:
▪	lower Technical Products sales into electronics markets driven by mergers in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

▪	lower sales of pump and filtration products related to the downturn in the North American residential housing market; and
•	favorable foreign currency effects.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended
	March 31	April 1
In thousands	2007	2006	$ change	% change

Water	$555,412	$517,169	$38,243	7.4%
Technical Products	252,583	254,220	(1,637)	(0.6%)

Total	$807,995	$771,389	$36,606	4.7%

Water
The 7.4 percent increase in Water Group net sales in the first quarter of 2007 from 2006 was primarily driven by:
•	organic sales growth of approximately 4 percent (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
▪	an increase in sales of North American pool equipment driven by new products and a carryover of fourth quarter 2006 early-buy program orders into the first quarter;

▪	continued growth in China and in other emerging markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East;

             These increases were partially offset by:
▪	lower sales of pump and filtration products related to the downturn in the North American residential housing market;
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung; and
•	favorable foreign currency effects.
Technical Products
The 0.6 percent decrease in Technical Product Group net sales in the first quarter 2007 from 2006 was primarily driven by:
•	lower sales into electronics markets driven by mergers in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life.
These decreases were partially offset by:
•	an increase in sales into electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases;
•	a strong sales performance in Asia driven by continued penetration in China; and
•	favorable foreign currency effects.
Gross profit

	Three months ended
	March 31	% of	April 1	% of
In thousands	2007	sales	2006	sales

Gross profit	$237,403	29.4%	$222,508	28.8%

Percentage Point Change		0.6pts
The 0.6 percent increase in gross profit as a percentage of sales in the first quarter of 2007 from 2006 was primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and
•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor; and
•	higher cost as a result of a fair market value inventory step-up related to the Jung acquisition.
Selling, general and administrative (SG&A)

	Three months ended
	March 31	% of	April 1	% of
In thousands	2007	sales	2006	sales

SG&A	$142,300	17.6%	$129,089	16.7%

Percentage Point Change		0.9pts
The 0.9 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2007 from 2006 was primarily due to:
•	proportionately higher SG&A spending in the acquired Jung business;
•	exit costs related to a previously announced 2001 French facility closure;
•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments; and

•	an increase in amortization expense related to the intangible assets from the Jung acquisition.
Research and development (R&D)

	Three months ended
	March 31	% of	April 1	% of
In thousands	2007	sales	2006	sales

R&D	$14,950	1.9%	$14,863	1.9%

Percentage Point Change		0.0pts
R&D expense as a percentage of sales in the first quarter of 2007 was consistent with the first quarter of 2006.
Operating income
Water

	Three months ended
	March 31	% of	April 1	% of
In thousands	2007	sales	2006	sales

Operating income	$60,879	11.0%	$55,587	10.8%

Percentage Point Change		0.2pts
The 0.2 percentage point increase in Water Group operating income as a percentage of sales in the first quarter of 2007 from 2006 was primarily the result of:
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor; and
•	higher cost as a result of a fair market value inventory step-up related to the Jung acquisition.
Technical Products

	Three months ended
	March 31	% of	April 1	% of
In thousands	2007	sales	2006	sales

Operating income	$31,631	12.5%	$37,704	14.8%

Percentage Point Change		(2.3) pts
The 2.3 percentage point decrease in Technical Products Group operating income as a percentage of sales in the first quarter of 2007 from 2006 was primarily the result of:
•	inflationary increases related to raw materials such as stainless steel and labor costs;
•	lower sales into electronics markets driven by mergers in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and
•	exit costs related to a previously announced 2001 French facility closure.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings realized from the continued success of PIMS, including lean and supply management activities.

Net interest expense

	Three months ended
	March 31	April 1
In thousands	2007	2006	Difference	% change

Net interest expense	$15,120	$13,284	$1,836	13.8%

The 13.8 percentage point increase in interest expense in the first quarter of 2007 from 2006 was primarily the result of:
•	an increase in outstanding debt primarily related to the Jung acquisition; and
•	an increase in interest rates in the first quarter of 2007 compared to the same period in 2006.
Provision for income taxes from continuing operations

	Three months ended
	March 31	April 1
In thousands	2007	2006

Income before income taxes	$65,033	$65,272
Provision for income taxes	22,903	22,201
Effective tax rate	35.2%	34.0%
The 1.2 percentage point increase in the effective tax rate in the first quarter of 2007 from 2006 was primarily the result of:
•	a favorable adjustment in the first quarter of 2006 related to a prior year tax return.
We estimate our effective income tax rate for the remaining quarters of this year will be between 35.0% and 35.5% resulting in a full year effective income tax rate of between 35.0% and 35.5%.
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
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	March 31	December 31	April 1
Days	2007	2006	2006

Days of sales in accounts receivable	54	54	55
Days inventory on hand	77	76	71
Days in accounts payable	56	56	56
Operating activities
Cash used for operating activities was $57.7 million in the first three months of 2007 compared with cash used for operating activities of $92.3 million in the prior year comparable period. The decrease in cash used for operating activities was due primarily to lower cash used for working capital in the first quarter of 2007 versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first three months of 2007 were $18.9 million compared with $9.1 million in the prior year period. We currently anticipate capital expenditures for fiscal 2007 will be approximately $70 to $80 million, primarily for capacity expansions in our low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, new product development, and general maintenance capital.

On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung”) for $230.2 million, including a cash payment of $239.9 million and transaction costs of $0.7 million, less cash acquired of $10.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung is a leading German manufacturer of wastewater products for municipal and residential markets. Jung brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany, and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the initial purchase price allocation was $103.2 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung acquisition, including intangible assets, contingent liabilities, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
Divestiture activities during 2006 relate to the following: In January 2006, pursuant to the purchase agreement for the sale of our former Tools Group, we completed the repurchase of a manufacturing facility in Suzhou, China from The Black and Decker Corporation (“BDK”) for approximately $5.7 million. We recorded no gain or loss on the repurchase. In March 2006, we completed an outstanding net asset value arbitration with BDK relating to the purchase price for the sale of our former Tools Group. The decision by the arbitrator constituted a final resolution of all disputes between BDK and us regarding the net asset value. We paid the final net asset value purchase price adjustment pursuant to the purchase agreement of $16.1 million plus interest of $1.1 million in March 2006, resulting in an incremental pre-tax loss on disposal of discontinued operations of $3.4 million or $1.6 million net of tax. Also in March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.
Financing activities
Net cash provided by financing activities was $314.7 million in the first three months of 2007 compared with $130.7 million provided by financing activities in the prior year period. The increase primarily relates to the additional borrowings to fund the Jung acquisition. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We have a multi-currency revolving Credit Facility (the “Credit Facility”) of $800 million expiring on March 4, 2010. We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2007, we had $243.3 million of commercial paper outstanding that matures within 54 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We were in compliance with all debt covenants as of March 31, 2007.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had $16.0 million outstanding as of March 31, 2007.
On April 9, 2007, we entered into a $250 million 364-day Term Loan Agreement (the “Facility”) with Bank of America, N.A., and JPMorgan Chase Bank, N.A. Each lender has made $125 million available to us under the Facility. On April 30, 2007, we used $225.0 million of borrowings under the Facility to pay the cash purchase price of the Porous Media acquisition and the balance of the funds under the Facility were drawn for other corporate purposes. We announced the Porous Media acquisition on March 6, 2007.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s Moody’s	BBB Baa3	Negative Stable
On March 7, 2007, Standard & Poor’s Ratings Services revised its current rating outlook on us from stable to negative. At the same time, Standard & Poor’s affirmed its long-term debt rating of ‘BBB’. Standard & Poor’s stated that the outlook revision reflects the additional leverage and stress on credit metrics that will result from the announced acquisition of Porous Media. The negative outlook indicates the rating could be lowered if financial policies become more aggressive or if operating results are weaker than expected.
As of March 31, 2007, our capital structure consisted of $1,080.8 million in total indebtedness and $1,705.9 million in shareholders’ equity. The ratio of debt-to-total capital at March 31, 2007 was 38.8 percent, compared with 30.8 percent at December 31, 2006 and 35.9 percent at April 1, 2006. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007.

The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million will be included in OCI in our Condensed Consolidated Balance Sheets, and will be recognized in earnings over the life of the debt after issuance.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders, and to repurchase Company stock. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2007 were $15.0 million, or $0.15 per common share, compared with $14.2 million, or $0.14 per common share, in the prior year period. We have increased dividends every year for the last 31 years and expect to continue paying dividends on a quarterly basis.
During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of March 31, 2007, we had repurchased an additional 312,400 shares for $9.3 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $31.4 million for the remainder of 2007.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2006 Annual Report on Form 10-K.
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

	Three months ended
	March 31	April 1
In thousands	2007	2006

Net cash used for operating activities	$(57,669)	$(92,302)
Capital expenditures	(18,865)	(9,054)
Proceeds from sale of property and equipment	1,329	79

Free cash flow	(75,205)	(101,277)
Net income	42,273	41,620

Conversion of net income	(177.9%)	(243.3%)

In 2007, our objective is to generate free cash flow that equals or exceeds 100% conversion of net income.
NEW ACCOUNTING STANDARDS
See Note 1 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our 2006 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material changes in our market risk during the quarter ended March 31, 2007. For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of March 31, 2007 and April 1, 2006, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 2007 and April 1, 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
May 4, 2007

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K, other than those matters identified below.
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
On January 17, 2007, the Court ruled on our post-trial motions, granting judgment in our favor as a matter of law with respect to Celebrity’s claim for lost enterprise value ($135.0 million). The Court also granted a new trial with respect to lost profits ($47.6 million). In addition, the Court denied without prejudice our claim for contribution to reduce Celebrity’s recovery by 30% to account for its contributory negligence, with leave to renew the motion following retrial. The trial of this matter has been scheduled for June 2007.
Celebrity’s claim for lost profits at trial amounted to approximately $60 million. We believe that actual lost profits suffered, if any, are substantially less. In a new trial, there remain questions of causation, contribution and proof of damages to be determined. We intend to vigorously defend against Celebrity’s claims. We cannot predict whether Celebrity will appeal the ruling on lost enterprise value, nor whether and to what extent Essef may eventually be found liable on Celebrity’s claims.
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
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2006 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the first quarter of 2007:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Dollar Value of Shares
	Total Number	Average Price	Purchased as Part of	that May Yet Be
	of Shares	Paid per	Publicly Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

January 1 - January 27, 2007	87,740	$30.08	—	$40,640,979
January 28 - February 24, 2007	18,170	$30.78	—	$40,640,979
February 25 - March 31, 2007	335,898	$29.82	312,400	$31,361,482

Total	441,808		312,400

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 87,740 shares for the period January 1 — January 27, 2007, 18,170 shares for the period January 28 — February 24, 2007, and 23,498 shares for the period February 25 — March 31, 2007 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $100 million of our common stock.

(d)	During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of March 31, 2007, we had repurchased an additional 312,400 shares for $9.3 million pursuant to this plan. As of April 27, 2007, we had not repurchased any additional shares under this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $31.4 million for the remainder of 2007.

ITEM 6. Exhibits
(a)	Exhibits
3.1	Third Restated Articles of Incorporation as amended through May 3, 2007.
3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007.
4.1	Form of Term Loan Agreement for $250 million among Pentair, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated April 9, 2007 (incorporated by reference to Exhibit 99.1 to Pentair’s Current Report on Form 8-K dated April 9, 2007).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2007.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended March 31, 2007

3.1	Third Restated Articles of Incorporation as amended through May 3, 2007.

3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007.

4.1	Form of Term Loan Agreement for $250 million among Pentair, Inc., Bank of America, N.A. and JPMorgan Chase Bank, N.A. dated April 9, 2007 (incorporated by reference to Exhibit 99.1 to Pentair’s Current Report on Form 8-K dated April 9, 2007).

15	Letter Regarding Unaudited Interim Financial Information

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.