Form 10-Q
period 2007-06-30
PENTAIR INC
filed 2007-08-01
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the Quarterly Period Ended June 30, 2007
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 27, 2007, 99,954,568 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands, except per-share data	2007	2006	2007	2006

Net sales	$922,645	$862,022	$1,730,640	$1,633,411
Cost of goods sold	639,200	599,333	1,209,792	1,148,214

Gross profit	283,445	262,689	520,848	485,197
Selling, general and administrative	153,792	139,831	296,092	268,920
Research and development	14,808	14,883	29,758	29,746

Operating income	114,845	107,975	194,998	186,531
Net interest expense	18,885	12,553	34,005	25,837

Income from continuing operations before income taxes	95,960	95,422	160,993	160,694
Provision for income taxes	33,959	26,789	56,862	48,990

Income from continuing operations	62,001	68,633	104,131	111,704
Gain (loss) on disposal of discontinued operations, net of tax	64	—	207	(1,451)

Net income	$62,065	$68,633	$104,338	$110,253

Earnings (loss) per common share
Basic
Continuing operations	$0.63	$0.68	$1.05	$1.11
Discontinued operations	—	—	—	(0.01)

Basic earnings per common share	$0.63	$0.68	$1.05	$1.10

Diluted
Continuing operations	$0.62	$0.67	$1.04	$1.09
Discontinued operations	—	—	—	(0.01)

Diluted earnings per common share	$0.62	$0.67	$1.04	$1.08

Weighted average common shares outstanding
Basic	98,874	100,509	98,915	100,498
Diluted	100,371	102,429	100,294	102,457

Cash dividends declared per common share	$0.15	$0.14	$0.30	$0.28
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30	December 31	July 1
In thousands, except share and per-share data	2007	2006	2006

Assets
Current assets
Cash and cash equivalents	$52,016	$54,820	$48,331
Accounts and notes receivable, net	533,144	422,134	502,982
Inventories	416,008	398,857	380,219
Deferred tax assets	52,642	50,578	45,922
Prepaid expenses and other current assets	42,453	31,239	27,659

Total current assets	1,096,263	957,628	1,005,113

Property, plant and equipment, net	354,322	330,372	312,146

Other assets
Goodwill	1,941,014	1,718,771	1,729,179
Intangibles, net	503,823	287,011	263,600
Other	77,822	71,197	80,167

Total other assets	2,522,659	2,076,979	2,072,946

Total assets	$3,973,244	$3,364,979	$3,390,205

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$10,202	$14,563	$4,869
Current maturities of long-term debt	4,622	7,625	6,970
Accounts payable	219,151	206,286	224,237
Employee compensation and benefits	96,651	88,882	83,071
Current pension and post-retirement benefits	7,918	7,918	—
Accrued product claims and warranties	48,867	44,093	41,346
Income taxes	20,459	22,493	22,533
Accrued rebates and sales incentives	42,185	39,419	35,723
Other current liabilities	94,873	90,003	83,937

Total current liabilities	544,928	521,282	502,686

Other liabilities
Long-term debt	1,173,527	721,873	801,898
Pension and other retirement compensation	218,420	207,676	164,480
Post-retirement medical and other benefits	46,806	47,842	73,723
Long-term income taxes payable	14,705	—	—
Deferred tax liabilities	112,615	109,781	125,418
Other non-current liabilities	87,949	86,526	79,838

Total liabilities	2,198,950	1,694,980	1,748,043

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,969,848, 99,777,165 and 101,122,243 shares issued and outstanding, respectively	16,662	16,629	16,854
Additional paid-in capital	493,114	488,540	512,356
Retained earnings	1,219,555	1,148,126	1,102,773
Accumulated other comprehensive income	44,963	16,704	10,179

Total shareholders’ equity	1,774,294	1,669,999	1,642,162

Total liabilities and shareholders’ equity	$3,973,244	$3,364,979	$3,390,205

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30	July 1
In thousands	2007	2006

Operating activities
Net income	$104,338	$110,253
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal of discontinued operations	(207)	1,451
Depreciation	30,185	30,386
Amortization	12,972	9,476
Deferred income taxes	(6,476)	181
Stock compensation	12,626	12,484
Excess tax benefits from stock-based compensation	(2,213)	(2,605)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(86,949)	(74,193)
Inventories	2,673	(28,032)
Prepaid expenses and other current assets	(3,542)	(2,809)
Accounts payable	15,065	12,382
Employee compensation and benefits	(4,982)	(16,832)
Accrued product claims and warranties	4,561	(1,793)
Income taxes	5,477	6,443
Other current liabilities	3,192	(19,933)
Pension and post-retirement benefits	7,730	8,722
Other assets and liabilities	3,466	1,565

Net cash provided by continuing operations	97,916	47,146
Net cash provided by operating activities of discontinued operations	—	48

Net cash provided by operating activities	97,916	47,194

Investing activities
Capital expenditures	(30,068)	(20,217)
Proceeds from sale of property and equipment	1,536	221
Acquisitions, net of cash acquired	(482,885)	(19,694)
Divestitures	—	(24,007)
Other	(779)	(4,273)

Net cash used for investing activities	(512,196)	(67,970)

Financing activities
Net short-term (repayments) borrowings	(4,708)	4,763
Proceeds from long-term debt	1,121,402	414,233
Repayment of long-term debt	(673,341)	(358,141)
Debt issuance costs	(1,782)	—
Proceeds from exercise of stock options	4,922	2,939
Repurchases of common stock	(9,280)	(18,330)
Excess tax benefits from stock-based compensation	2,213	2,605
Dividends paid	(29,991)	(28,458)

Net cash provided by financing activities	409,435	19,611

Effect of exchange rate changes on cash and cash equivalents	2,041	996

Change in cash and cash equivalents	(2,804)	(169)

Cash and cash equivalents, beginning of period	54,820	48,500

Cash and cash equivalents, end of period	$52,016	$48,331

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
In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities (“EITF 07-03”). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-03 on our consolidated results of operations and financial condition.
3. Stock-based Compensation
Total stock-based compensation expense was $6.4 million and $5.9 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and was $12.6 million and $12.5 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
Non-vested shares of our common stock were granted during the first half of 2007 and 2006 to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards was $2.6 million and $2.5 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and was $5.4 million and $4.8 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
During the first half of 2007, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Prior to 2006, option grants under the Plans typically had a reload feature when shares were retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the Plans do not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards typically over the vesting period. Reload options are vested and expensed immediately. Total compensation expense for stock option awards was $3.8 million and $3.4 million for the three months ended June 30, 2007 and July 1, 2006, respectively, and was $7.2 million and $7.7 million for the six months ended June 30, 2007 and July 1, 2006, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	June 30		July 1
	2007		2006

Expected stock price volatility		28.5%		31.5%
Expected life	4.8	yrs.	4.5	yrs.
Risk-free interest rate		4.76%		4.99%
Dividend yield		1.74%		1.54%
The weighted-average fair value of options granted during the first half of 2007 and 2006 was $8.34 and $10.94 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been affected.
We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected volatility, we considered a rolling-average of historical volatility measured over a period approximately equal to the expected option term. The risk-free rate for periods that coincide with the expected life of the options is based on the United States (“U.S.”) Treasury Department yield curve in effect at the time of grant.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands, except per-share data	2007	2006	2007	2006

Earnings (loss) per common share — basic
Continuing operations	$62,001	$68,633	$104,131	$111,704
Discontinued operations	64	—	207	(1,451)

Net income	$62,065	$68,633	$104,338	$110,253

Continuing operations	$0.63	$0.68	$1.05	$1.11
Discontinued operations	—	—	—	(0.01)

Basic earnings per common share	$0.63	$0.68	$1.05	$1.10

Earnings (loss) per common share — diluted
Continuing operations	$62,001	$68,633	$104,131	$111,704
Discontinued operations	64	—	207	(1,451)

Net income	$62,065	$68,633	$104,338	$110,253

Continuing operations	$0.62	$0.67	$1.04	$1.09
Discontinued operations	—	—	—	(0.01)

Diluted earnings per common share	$0.62	$0.67	$1.04	$1.08

Weighted average common shares outstanding — basic	98,874	100,509	98,915	100,498
Dilutive impact of stock options and restricted stock	1,497	1,920	1,379	1,959

Weighted average common shares outstanding — diluted	100,371	102,429	100,294	102,457

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,163	2,410	3,150	2,382
5. Acquisitions
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.3 million and transaction costs of $0.1 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”), two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others. Goodwill recorded as part of the purchase price allocation was $110.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung”) for $229.2 million, including a cash payment of $239.6 million and transaction costs of $1.0 million, less cash acquired of $11.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Jung is a leading German manufacturer of wastewater products for municipal and residential markets. Jung brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung also brings to Pentair its well-

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
established European presence, a state-of-the-art training facility in Germany, and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $90.2 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung acquisition, including intangible assets, contingent liabilities, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the purchase price allocation was $9.5 million, all of which is tax deductible.
During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the initial purchase price allocations was $8.1 million, of which $2.9 million is tax deductible. We continue to evaluate the purchase price allocations for these acquisitions and expect to revise the purchase price allocations as better information becomes available.
The following pro forma condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period.

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands, except per-share data	2007	2006	2007	2006

Pro forma net sales from continuing operations	$928,577	$902,701	$1,760,543	$1,715,830
Pro forma net income from continuing operations	61,871	68,916	103,815	112,251

Pro forma earnings per common share — continuing operations
Basic	$0.63	$0.69	$1.05	$1.12
Diluted	$0.62	$0.67	$1.04	$1.10

Weighted average common shares outstanding
Basic	98,874	100,509	98,915	100,498
Diluted	100,371	102,429	100,294	102,457
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Operating results of the discontinued operations for the second quarter and first half of 2007 and 2006 are summarized below:

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Gain (loss) on disposal of discontinued operations	$100	$(683)	$325	$(3,937)
Income tax (expense) benefit	(36)	683	(118)	2,486

Gain (loss) on disposal of discontinued operations, net of tax	$64	$—	$207	$(1,451)

7. Inventories
Inventories were comprised of:

	June 30	December 31	July 1
In thousands	2007	2006	2006

Raw materials and supplies	$198,651	$186,508	$173,432
Work-in-process	55,133	55,141	50,761
Finished goods	162,224	157,208	156,026

Total inventories	$416,008	$398,857	$380,219

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Net income	$62,065	$68,633	$104,338	$110,253
Changes in cumulative foreign currency translation adjustment	11,021	4,594	26,947	8,491
Changes in market value of derivative financial instruments classified as cash flow hedges	1,549	1,111	1,312	2,674

Comprehensive income	$74,635	$74,338	$132,597	$121,418

9. Goodwill and Other Intangible Assets

In thousands	Water	Technical Products	Consolidated

Balance at December 31, 2006	$1,449,460	$269,311	$1,718,771
Acquired	197,225	11,212	208,437
Purchase accounting adjustments	(245)	209	(36)
Foreign currency translation	7,453	6,389	13,842

Balance at June 30, 2007	$1,653,893	$287,121	$1,941,014

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 by segment were as follows: for our Water Group, the acquired goodwill relates to the Jung and Porous Media acquisitions; and for our Technical Products Group, the acquired goodwill relates to the Calmark acquisition. The purchase accounting adjustments recorded during the first half of 2007 related to the Krystil Klear acquisition and other small acquisitions. We finalized our purchase price allocation for the Krystil Klear acquisition during the first quarter of 2007.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Intangible assets, other than goodwill, were comprised of:

	June 30, 2007			December 31, 2006			July 1, 2006
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$15,443	$(6,949)	$8,494	$15,433	$(6,001)	$9,432	$18,711	$(5,123)	$13,588
Non-compete agreements	4,922	(3,362)	1,560	4,343	(3,091)	1,252	4,129	(2,520)	1,609
Proprietary technology	53,538	(9,997)	43,541	45,755	(8,240)	37,515	51,493	(7,302)	44,191
Customer relationships	256,316	(23,449)	232,867	110,616	(15,924)	94,692	87,741	(11,539)	76,202

Total finite-life intangibles	$330,219	$(43,757)	$286,462	$176,147	$(33,256)	$142,891	$162,074	$(26,484)	$135,590

Indefinite-life intangibles
Brand names	$217,361	$—	$217,361	$144,120	$—	$144,120	$128,010	$—	$128,010

Total intangibles, net			$503,823			$287,011			$263,600

Intangible asset amortization expense was approximately $7.1 million and $3.4 for the three months ended June 30, 2007 and July 1, 2006, respectively, and was approximately $10.9 million and $6.6 million for the six months ended June 30, 2007 and July 1, 2006, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2007 and the next five years is as follows:

In thousands	2007 Q3 - Q4	2008	2009	2010	2011	2012

Estimated amortization expense	$13,669	$23,485	$22,941	$22,278	$22,094	$21,155
10. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	June 30	December 31	July 1
In thousands	June 30, 2007	(Year)	2007	2006	2006

Commercial paper, maturing within 50 days	5.72%		$215,019	$208,882	$217,287
Revolving credit facilities	5.34%	2012	98,453	25,000	95,900
Private placement — fixed rate	5.65%	2013 - 2017	400,000	135,000	135,000
Private placement — floating rate	5.91%	2012 - 2013	205,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	4.19%	2007 - 2016	16,785	21,972	11,760

Total contractual debt obligations			1,185,257	740,854	809,947
Interest rate swap monetization deferred income			3,094	3,207	3,790

Total debt, including current portion per balance sheet			1,188,351	744,061	813,737
Less: Current maturities			(4,622)	(7,625)	(6,970)
Short-term borrowings			(10,202)	(14,563)	(4,869)

Long-term debt			$1,173,527	$721,873	$801,898

In June 2007, we entered into an amended and restated multi-currency revolving credit facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub-facilities to support investments outside the U.S. The Credit Agreement expires June 4, 2012. Initially, borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees under the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 30, 2007, we had $215.0 million of commercial paper outstanding that matures within 50 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had $10.2 million outstanding as of June 30, 2007.
In May 2007, we entered into a Note Purchase Agreement with various institutional investors (the “Agreement”) for the sale of $300 million aggregate principal amount of our 5.87% Senior Notes (“Fixed Notes”) and $105 million aggregate principal amount of our Floating Rate Senior Notes (“Floating Notes” and with the Fixed Notes, the “Notes”). The Fixed Notes are due in May 2017. The Floating Notes are due in May 2012 and bear interest equal to the 3 month LIBOR plus 0.50%. The Agreement contains customary events of default.
We used $250 million of the proceeds from the sale of the Notes to retire the $250 million 364-day Term Loan Agreement that we entered into in April 2007, which we used in part to pay the cash purchase price of our Porous Media acquisition which closed in April 2007.
We were in compliance with all debt covenants as of June 30, 2007.
Debt outstanding at June 30, 2007 matures on a calendar year basis as follows:

In thousands	2007 Q3-Q4	2008	2009	2010	2011	2012	Thereafter	Total

Contractual debt obligation maturities	$12,405	$1,401	$250,254	$185	$66	$420,917	$500,029	$1,185,257
Other maturities	583	1,237	922	48	48	48	208	3,094

Total maturities	$12,988	$2,638	$251,176	$233	$114	$420,965	$500,237	$1,188,351

11. Derivatives and Financial Instruments
Cash-flow hedges
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was an asset of $3.9 million at June 30, 2007 and is recorded in Other assets.
The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the Condensed Consolidated Balance Sheets, with changes in fair value included in Accumulated other comprehensive income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007.
The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million is included in OCI in our Condensed Consolidated Balance Sheet, and will be recognized in earnings over the life of the related debt.
12. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended June 30, 2007 was 35.3% compared to 30.5% for the six months ended July 1, 2006. The tax rate for the first half of 2006 included a favorable adjustment in the second quarter primarily related to the resolution of Internal Revenue Service (“IRS”) examinations for the periods of 2002-2003 and a favorable adjustment in the first quarter related to a prior year tax return. We expect the effective tax rate for the remainder of 2007 to be between 35.0% and 35.5%, resulting in a full year effective income tax rate of between 35.0% and 35.5%. However, we continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded an adjustment that decreased retained earnings by $2.9 million.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Subsequent to the adjustment to retained earnings of $2.9 million, our total liability for unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN 48, was $15.0 million, which, if recognized, would affect our effective tax rate. Included in the total liability for unrecognized tax benefits of $15.0 million at the date of adoption of FIN 48 was $1.8 million related to discontinued operations, which, if recognized, would affect the effective tax rate for discontinued operations.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of January 1, 2007, we had recorded approximately $0.3 million for the possible payment of penalties and $1.5 million related to the possible payment of interest.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The IRS has audited us through 2003, and has completed a tax return survey of our 2004 federal income tax return.
During the first half of 2007, our total liability for unrecognized tax benefits did not materially increase or decrease. It is reasonably possible that this gross liability for unrecognized tax benefits will decrease by $1.7 million during the next twelve months as a result of audits and the expiration of statutes of limitations in various jurisdictions.
13. Benefit Plans
Components of net periodic benefit cost for the three and six months ended June 30, 2007 and July 1, 2006 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Service cost	$4,331	$4,512	$146	$184
Interest cost	7,891	7,343	746	799
Expected return on plan assets	(7,133)	(6,974)	—	—
Amortization of transition obligation	36	31	—	—
Amortization of prior year service cost (benefit)	40	77	(62)	(59)
Recognized net actuarial loss (gains)	798	1,009	(355)	(212)

Net periodic benefit cost	$5,963	$5,998	$475	$712

	Six months ended
	Pension benefits		Post-retirement
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Service cost	$8,662	$9,024	$292	$368
Interest cost	15,782	14,686	1,492	1,598
Expected return on plan assets	(14,266)	(13,948)	—	—
Amortization of transition obligation	72	62	—	—
Amortization of prior year service cost (benefit)	80	154	(124)	(118)
Recognized net actuarial loss (gains)	1,596	2,018	(710)	(424)

Net periodic benefit cost	$11,926	$11,996	$950	$1,424

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Business Segments
Financial information by reportable segment for the three and six months ended June 30, 2007 and July 1, 2006 is shown below:

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Net sales to external customers
Water	$665,495	$605,516	$1,220,907	$1,122,685
Technical Products	257,150	256,506	509,733	510,726

Consolidated	$922,645	$862,022	$1,730,640	$1,633,411

Intersegment sales
Water	$46	$55	$260	$105
Technical Products	1,689	1,312	2,585	2,201
Other	(1,735)	(1,367)	(2,845)	(2,306)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water	$90,978	$84,191	$151,857	$139,778
Technical Products	36,140	39,678	67,771	77,382
Other	(12,273)	(15,894)	(24,630)	(30,629)

Consolidated	$114,845	$107,975	$194,998	$186,531

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2007 and July 1, 2006 were as follows:

	June 30	July 1
In thousands	2007	2006

Balance at beginning of the year	$34,093	$33,551
Service and product warranty provision	35,004	20,576
Payments	(31,559)	(22,910)
Acquired	1,116	—
Translation	213	129

Balance at end of the period	$38,867	$31,346

16. Commitments and Contingencies
Environmental and Litigation
Except as provided below, there have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdict was exclusive of pre-judgment interest and attorneys’ fees. We cannot predict whether Celebrity will appeal from the verdicts rendered in the trials or the dismissal of Celebrity’s claim for lost enterprise value.
Several issues have not been decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. The Court will also be asked to rule whether Celebrity’s claims should be reduced to reflect an earlier finding that it was contributorily negligent. We have assessed the impact of the ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves following this ruling, except to take into account quarterly interest accruals.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of June 30, 2007, December 31, 2006 and July 1, 2006, the related condensed consolidated statements of income for the three and six months ended June 30, 2007 and July 1, 2006, and statements of cash flows for the six months ended June 30, 2007 and July 1, 2006, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$745,357	$229,987	$(52,699)	$922,645
Cost of goods sold	—	526,287	165,516	(52,603)	639,200

Gross profit	—	219,070	64,471	(96)	283,445
Selling, general and administrative	3,696	121,528	28,664	(96)	153,792
Research and development	—	11,127	3,681	—	14,808

Operating (loss) income	(3,696)	86,415	32,126	—	114,845
Net interest (income) expense	(10,371)	29,622	(366)	—	18,885

Income from continuing operations before income taxes	6,675	56,793	32,492	—	95,960
Provision for income taxes	2,263	20,805	10,891	—	33,959

Income from continuing operations	4,412	35,988	21,601	—	62,001
Gain on disposal of discontinued operations, net of tax	64	—	—	—	64

Net income	$4,476	$35,988	$21,601	$—	$62,065

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the six months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,384,948	$442,419	$(96,727)	$1,730,640
Cost of goods sold	—	983,484	322,531	(96,223)	1,209,792

Gross profit	—	401,464	119,888	(504)	520,848
Selling, general and administrative	7,900	220,777	67,919	(504)	296,092
Research and development	—	22,634	7,124	—	29,758

Operating (loss) income	(7,900)	158,053	44,845	—	194,998
Net interest (income) expense	(24,415)	59,337	(917)	—	34,005

Income from continuing operations before income taxes	16,515	98,716	45,762	—	160,993
Provision for income taxes	5,679	35,814	15,369	—	56,862

Income from continuing operations	10,836	62,902	30,393	—	104,131
Gain on disposal of discontinued operations, net of tax	207	—	—	—	207

Net income	$11,043	$62,902	$30,393	$—	$104,338

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$5,842	$6,507	$39,667	$—	$52,016
Accounts and notes receivable, net	118	396,353	189,405	(52,732)	533,144
Inventories	—	293,082	122,926	—	416,008
Deferred tax assets	92,809	34,212	5,368	(79,747)	52,642
Prepaid expenses and other current assets	7,577	11,945	36,584	(13,653)	42,453

Total current assets	106,346	742,099	393,950	(146,132)	1,096,263

Property, plant and equipment, net	4,282	219,224	130,816	—	354,322

Other assets
Investments in subsidiaries	2,228,747	89,906	526,528	(2,845,181)	—
Goodwill	—	1,589,798	351,216	—	1,941,014
Intangibles, net	—	353,784	150,039	—	503,823
Other	76,363	14,368	12,471	(25,380)	77,822

Total other assets	2,305,110	2,047,856	1,040,254	(2,870,561)	2,522,659

Total assets	$2,415,738	$3,009,179	$1,565,020	$(3,016,693)	$3,973,244

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$10,202	$—	$10,202
Current maturities of long-term debt	8,166	262	305,950	(309,756)	4,622
Accounts payable	319	168,959	103,632	(53,759)	219,151
Employee compensation and benefits	12,059	48,603	35,989	—	96,651
Current pension and retirement medical benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	33,539	15,328	—	48,867
Income taxes	2,292	6,239	11,928	—	20,459
Accrued rebates and sales incentives	—	36,315	5,870	—	42,185
Other current liabilities	17,190	53,151	36,428	(11,896)	94,873

Total current liabilities	47,944	347,068	525,327	(375,411)	544,928

Other liabilities
Long-term debt	1,131,347	1,786,778	59,767	(1,804,365)	1,173,527
Pension and other retirement compensation	127,350	28,176	62,894	—	218,420
Post-retirement medical and other benefits	22,458	49,728	—	(25,380)	46,806
Long-term income taxes payable	14,705	—	—	—	14,705
Deferred tax liabilities	—	161,360	31,002	(79,747)	112,615
Due to / (from) affiliates	(733,308)	279,143	638,175	(184,010)	—
Other non-current liabilities	30,948	7,097	49,904	—	87,949

Total liabilities	641,444	2,659,350	1,367,069	(2,468,913)	2,198,950

Shareholders’ equity	1,774,294	349,829	197,951	(547,780)	1,774,294

Total liabilities and shareholders’ equity	$2,415,738	$3,009,179	$1,565,020	$(3,016,693)	$3,973,244

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net Income	$11,043	$62,902	$30,393	$—	$104,338
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on disposal of discontinued operations	(207)	—	—	—	(207)
Depreciation	600	20,480	9,105	—	30,185
Amortization	2,332	8,446	2,194	—	12,972
Deferred income taxes	(71)	—	(6,405)	—	(6,476)
Stock compensation	12,626	—	—	—	12,626
Excess tax benefit from stock-based compensation	(2,213)	—	—	—	(2,213)
Intercompany dividends	(23)	13,714	(13,691)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	9,909	(68,868)	(36,405)	8,415	(86,949)
Inventories	—	483	2,190	—	2,673
Prepaid expenses and other current assets	9,143	12,275	(20,458)	(4,502)	(3,542)
Accounts payable	(8,562)	10,661	21,379	(8,413)	15,065
Employee compensation and benefits	(3,992)	(1,448)	458	—	(4,982)
Accrued product claims and warranties	—	4,584	(23)	—	4,561
Income taxes	123	4,553	801	—	5,477
Other current liabilities	(2,089)	(1,099)	1,880	4,500	3,192
Pension and post-retirement benefits	4,986	354	2,390	—	7,730
Other assets and liabilities	(2,079)	1,371	4,174	—	3,466

Net cash provided by (used for) continuing operations	31,526	68,408	(2,018)	—	97,916
Net cash (used for) provided by operating activities of discontinued operations	(207)	—	207	—	—

Net cash provided by (used for) operating activities	31,319	68,408	(1,811)	—	97,916

Investing activities
Capital expenditures	(130)	(14,941)	(14,997)	—	(30,068)
Proceeds from sale of property and equipment	—	821	715	—	1,536
Acquisitions, net of cash acquired	(482,535)	—	(350)	—	(482,885)
Investment in subsidiaries	18,098	(54,022)	35,924	—	—
Other	—	(779)	—	—	(779)

Net cash (used for) provided by investing activities	(464,567)	(68,921)	21,292	—	(512,196)

Financing activities
Net short-term borrowings (repayments)	—	(131)	(4,577)	—	(4,708)
Proceeds from long-term debt	1,121,402	—	—	—	1,121,402
Repayment of long-term debt	(673,341)	—	—	—	(673,341)
Debt issuance costs	(1,782)	—	—	—	(1,782)
Proceeds from exercise of stock options	4,922	—	—	—	4,922
Repurchases of common stock	(9,280)	—	—	—	(9,280)
Excess tax benefits from stock-based compensation	2,213	—	—	—	2,213
Dividends paid	(29,991)	—	—	—	(29,991)

Net cash provided by (used for) financing activities	414,143	(131)	(4,577)	—	409,435

Effect of exchange rate changes on cash	16,137	601	(14,697)	—	2,041

Change in cash and cash equivalents	(2,968)	(43)	207	—	(2,804)
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$5,842	$6,507	$39,667	$—	$52,016

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

Other liabilities
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended July 1, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$9,038	$80,278	$20,937	$—	$110,253
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	1,451	—	—	—	1,451
Depreciation	801	22,756	6,829	—	30,386
Amortization	2,924	6,069	483	—	9,476
Deferred income taxes	1,973	(4,646)	2,854	—	181
Stock compensation	5,868	5,617	999	—	12,484
Excess tax benefit from stock-based compensation	(1,225)	(1,172)	(208)	—	(2,605)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,055)	(64,438)	(25,571)	16,871	(74,193)
Inventories	—	(17,761)	(10,271)	—	(28,032)
Prepaid expenses and other current assets	14,798	(1,887)	(13,450)	(2,270)	(2,809)
Accounts payable	1,223	16,485	11,545	(16,871)	12,382
Employee compensation and benefits	(6,050)	(11,702)	920	—	(16,832)
Accrued product claims and warranties	—	(1,664)	(129)	—	(1,793)
Income taxes	(531)	11,170	(4,196)	—	6,443
Other current liabilities	(16,530)	(15,414)	9,741	2,270	(19,933)
Pension and post-retirement benefits	5,047	1,731	1,944	—	8,722
Other assets and liabilities	(3,656)	(3,015)	8,236	—	1,565

Net cash provided by continuing operations	14,076	22,407	10,663	—	47,146
Net cash provided by (used for) operating activities of discontinued operations	1,451	—	(1,403)	—	48

Net cash provided by operating activities	15,527	22,407	9,260	—	47,194

Investing activities
Capital expenditures	(178)	(11,891)	(8,148)	—	(20,217)
Proceeds from sale of property and equipment	—	120	101	—	221
Acquisitions, net of cash acquired	(19,477)	(217)	—	—	(19,694)
Investment in subsidiaries	9,603	(2,680)	(6,923)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Other	(1,750)	(2,523)	—	—	(4,273)

Net cash used for investing activities	(30,048)	(17,191)	(20,731)	—	(67,970)

Financing activities
Net short-term borrowings	4,763	—	—	—	4,763
Proceeds from long-term debt	414,233	—	—	—	414,233
Repayment of long-term debt	(358,141)	—	—	—	(358,141)
Proceeds from exercise of stock options	2,939	—	—	—	2,939
Repurchases of common stock	(18,330)	—	—	—	(18,330)
Excess tax benefits from stock-based compensation	1,225	1,172	208	—	2,605
Dividends paid	(28,458)	—	—	—	(28,458)

Net cash provided by financing activities	18,231	1,172	208	—	19,611

Effect of exchange rate changes on cash	3,118	(3,116)	994	—	996

Change in cash and cash equivalents	6,828	3,272	(10,269)	—	(169)
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$9,832	$7,634	$30,865	$—	$48,331

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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2006 Annual Report on Form 10-K may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

▪	the financial condition of our customers;
•	our ability to successfully limit any judgment arising out of the Horizon litigation;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims; and

•	our ability to access capital markets and obtain anticipated financing under favorable terms.
The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.
Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. In 2007, we expect our Water Group and Technical Products Group to generate approximately 70% and 30% of total revenues, respectively.
Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.2 billion in 2006. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacommunication and telecommunication markets. From 2004 through the first half of 2006, sales volumes increased due to the addition of new distributors, new products and higher demand in targeted markets.

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first six months of 2007 and will likely impact our results in the future:
•	The housing market and new pool starts shrank in the last three quarters of 2006 and continued to slow in the first half of 2007. We believe that construction of new homes and new pools starts in North America affects approximately 25% of the sales of our Water Group, especially for our pool and spa businesses. This downturn will likely have an adverse impact on our revenues for the remainder of 2007.

•	The telecommunication equipment market, particularly in North America, has slowed over the past four quarters and impacted our North American electronics sales within our Technical Products Group. In the first half of 2007, North American electronics sales declined approximately 25% from the year earlier period. The revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some datacommunication OEM programs reaching end-of-life. We anticipate this weakness to continue, although we expect modest sales improvement year-over-year in the second half of 2007.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.

•	We expect our operations to continue to benefit from our PIMS initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as stainless steel, carbon steel, and copper and other costs such as health care and other employee benefit costs.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. Free cash flow, which we define as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the first half of 2007 was $69 million, and we are targeting full year free cash flow of $205 million to $225 million. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experienced favorable foreign currency effects on net sales in the first half of 2007. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective tax rate for the first six months of 2007 was 35.3%. We estimate our effective income tax rate for the remainder of 2007 will be between 35.0% and 35.5%, resulting in a full year effective income tax rate of between 35.0% and 35.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2007, our operating objective is to increase our return on invested capital by:
•	Continuing to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management and lean operations;

•	Continuing the integration of acquisitions and realizing identified synergistic opportunities;

•	Continuing proactive talent development, particularly in international management and other key functional areas;

•	Achieving organic sales growth (in excess of market growth rates), particularly in international markets; and

•	Continuing to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-Looking Statements” in this report and “Risk Factors” under ITEM 1A in our 2006 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 30	July 1			June 30	July 1
In thousands	2007	2006	$ change	% change	2007	2006	$ change	% change

Net sales	$922,645	$862,022	$60,623	7.0%	$1,730,640	$1,633,411	$97,229	6.0%

The components of the net sales change in 2007 from 2006 were as follows:

	% Change from 2006
Percentages	Three months	Six months

Volume	3.2	2.1
Price	2.6	2.6
Currency	1.2	1.3

Total	7.0	6.0

Consolidated net sales
The 7.0 percent and 6.0 percent increases in consolidated net sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily driven by:
•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung”) and our April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”); and

•	organic sales growth of approximately 2 percent for the second quarter and first half of 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
▪	higher second quarter sales of municipal pumps related to a large flood control project;

▪	growth in the Europe and Asia-Pacific markets; and
▪	higher Technical Product sales into electrical markets.
These increases were partially offset by:
▪	lower Technical Products sales into electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity, and by datacommunication projects reaching end-of-life; and

▪	lower sales of certain pump and filtration products related to the downturn in the North American residential housing market.
•	favorable foreign currency effects.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 30	July 1			June 30	July 1
In thousands	2007	2006	$ change	% change	2006	2006	$ change	% change

Water	$665,495	$605,516	$59,979	9.9%	$1,220,907	$1,122,685	$98,222	8.7%
Technical Products	257,150	256,506	644	0.3%	509,733	510,726	(993)	(0.2%)

Total	$922,645	$862,022	$60,623	7.0%	$1,730,640	$1,633,411	$97,229	6.0%

Water
The 9.9 percent and 8.7 percent increases in Water Group net sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily driven by:
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung and our April 30, 2007 acquisition of Porous Media;

•	organic sales growth of approximately 4 percent for the second quarter and first half of 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
▪	higher second quarter sales of municipal pumps related to a large flood control project; and

▪	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East.
These increases were partially offset by:
▪	a decline in sales of certain pump and filtration products into North American residential markets.
•	favorable foreign currency effects.
Technical Products
The 0.3 percent increase in second quarter net sales and 0.2 percent decrease in first half net sales for the Technical Product Group in 2007 from 2006 were primarily driven by:
•	lower sales into electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity, and by datacommunication projects reaching end-of-life.
This decrease was offset in whole or in part by:
•	an increase in sales into electrical markets, which includes new products and selective increases in selling prices to mitigate inflationary cost increases;

•	a strong sales performance in Asia; and

•	favorable foreign currency effects.
Gross profit

	Three months ended				Six months ended
	June 30	% of	July 1	% of	June 30	% of	July 1	% of
In thousands	2007	sales	2006	sales	2007	sales	2006	sales

Gross profit	$283,445	30.7%	$262,689	30.4%	$520,848	30.1%	$485,197	29.7%

Percentage point change		0.3 pts				0.4 pts
The 0.3 percent and 0.4 percent increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor; and

•	higher cost as a result of a fair market value inventory step-up related to the Jung and Porous Media.
Selling, general and administrative (SG&A)

	Three months ended				Six months ended
	June 30	% of	July 1	% of	June 30	% of	July 1	% of
In thousands	2007	sales	2006	sales	2007	sales	2006	sales

SG&A	$153,792	16.7%	$139,831	16.2%	$296,092	17.1%	$268,920	16.5%

Percentage point change		0.5 pts				0.6 pts

The 0.5 and 0.6 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily due to:
•	proportionately higher SG&A spending in the acquired Jung and Porous Media businesses caused in part by amortization expense related to the intangible assets from those acquisitions;
•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments; and
•	exit costs related to a previously announced 2001 French facility closure.
Research and development (R&D)

	Three months ended				Six months ended
	June 30	% of	July 1	% of	June 30	% of	July 1	% of
In thousands	2007	sales	2006	sales	2007	sales	2006	sales

R&D	$14,808	1.6%	$14,883	1.7%	$29,758	1.7%	$29,746	1.8%

Percentage point change		(0.1) pts				(0.1) pts
The 0.1 percentage point decreases in R&D expense as a percentage of sales in both the second quarter and first half of 2007 from 2006 were primarily due to:
•	relatively flat R&D expense spending on higher volume.
Operating income
Water

	Three months ended				Six months ended
	June 30	% of	July 1	% of	June 30	% of	July 1	% of
In thousands	2007	sales	2006	sales	2007	sales	2006	sales

Operating income	$90,978	13.7%	$84,191	13.9%	$151,857	12.4%	$139,778	12.5%

Percentage point change		(0.2) pts				(0.1) pts
The 0.2 and 0.1 percentage point decreases in Water Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily the result of:
•	inflationary increases related to raw materials and labor;
•	a decline in sales of certain pump and filtration products into North American residential markets;
•	amortization expense related to the intangible assets from the Jung and Porous Media acquisitions; and
•	higher cost as a result of a fair market value inventory step-up related to the Jung and Porous Media acquisitions.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings generated from our PIMS initiatives including lean and supply management practices.
Technical Products

	Three months ended				Six months ended
	June 30	% of	July 1	% of	June 30	% of	July 1	% of
In thousands	2007	sales	2006	sales	2007	sales	2006	sales

Operating income	$36,140	14.1%	$39,678	15.5%	$67,771	13.3%	$77,382	15.2%

Percentage point change		(1.4) pts				(1.9) pts
The 1.4 and 1.9 percentage point decreases in Technical Products Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2007 from 2006 were primarily the result of:

•	inflationary increases related to raw materials such as stainless steel and labor costs;

•	lower sales into electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity, and by datacommunication projects reaching end-of-life; and

•	exit costs related to a previously announced 2001 French facility closure.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS, including lean and supply management activities.
Net interest expense

	Three months ended				Six months ended
	June 30	July 1			June 30	July 1
In thousands	2007	2006	Difference	% change	2007	2006	Difference	% change

Net interest expense	$18,885	$12,553	$6,332	50.4%	$34,005	$25,837	$8,168	31.6%

The 50.4 and 31.6 percentage point increases in interest expense in the second quarter and first half, respectively, of 2007 from 2006 were primarily the result of:
•	an increase in outstanding debt primarily related to the Jung and Porous Media acquisitions.
Provision for income taxes from continuing operations

	Three months ended		Six months ended
	June 30	July 1	June 30	July 1
In thousands	2007	2006	2007	2006

Income before income taxes	$95,960	$95,422	$160,993	$160,694
Provision for income taxes	33,959	26,789	56,862	48,990
Effective tax rate	35.4%	28.1%	35.3%	30.5%
The 7.3 and 4.8 percentage point increases in the effective tax rate in the second quarter and first half, respectively, of 2007 from 2006 were primarily the result of:
•	a favorable settlement in the second quarter of 2006 of a routine IRS examination for the periods 2002–2003; and

•	a favorable adjustment in the first quarter of 2006 related to a prior year tax return.
We estimate our effective income tax rate for the remaining quarters of this year will be between 35.0% and 35.5% resulting in a full year effective income tax rate of between 35.0% and 35.5%.

LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings.
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
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	June 30	December 31	July 1
Days	2007	2006	2006

Days of sales in accounts receivable	54	54	54
Days inventory on hand	78	76	71
Days in accounts payable	55	56	56
Operating activities
Cash provided by operating activities was $97.9 million in the first six months of 2007 compared with cash provided by operating activities of $47.2 million in the prior year comparable period. The increase in cash provided by operating activities was due primarily to lower cash used for working capital in the first half of 2007 versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first six months of 2007 were $30.1 million compared with $20.2 million in the prior year period. We currently anticipate capital expenditures for fiscal 2007 will be approximately $70 to $80 million, primarily for capacity expansions in our low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, new product development and general maintenance capital.
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.3 million and transaction costs of $0.1 million, less cash acquired of $1.0 million. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media, two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for general industrial, petrochemical, refining and healthcare market segments among others. Goodwill recorded as part of the purchase price allocation was $110.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities, and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung for $229.2 million, including a cash payment of $239.6 million and transaction costs of $1.0 million, less cash acquired of $11.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung is a leading German manufacturer of wastewater products for municipal and residential markets. Jung brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $90.2 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
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
During 2006, we made investments in and advances to certain joint ventures in the amount of $4.3 million.
Financing activities
Net cash provided by financing activities was $409.4 million in the first six months of 2007 compared with $19.6 million provided by financing activities in the prior year period. The increase primarily relates to the additional borrowings to fund the Jung and Porous Media acquisitions. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises and tax benefits related to stock-based compensation.
In June 2007, we entered into an amended and restated multi-currency revolving credit facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub-facilities to support investment outside the U.S. The Credit Agreement expires June 4, 2012. Initially, borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees under the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 30, 2007, we had $215.0 million of commercial paper outstanding that matures within 50 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $25 million of uncommitted credit facilities, under which we had $10.2 million outstanding as of June 30, 2007.
In May 2007, we entered into a Note Purchase Agreement with various institutional investors (the “Agreement”) for the sale of $300 million aggregate principal amount of our 5.87% Senior Notes (“Fixed Notes”) and $105 million aggregate principal amount of our Floating Rate Senior Notes (“Floating Notes” and with the Fixed Notes, the “Notes”). The Fixed Notes are due in May 2017. The Floating Notes are due in May 2012 and bear interest equal to the 3 month LIBOR plus 0.50%. The Agreement contains customary events of default.
We used $250 million of the proceeds from the sale of the Notes to retire the $250 million 364-day Term Loan Agreement that we entered into in April 2007, which we used in part to pay the cash purchase price of our Porous Media acquisition which closed in April 2007.
We were in compliance with all debt covenants as of June 30, 2007.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable
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
As of June 30, 2007, our capital structure consisted of $1,188.4 million in total indebtedness and $1,774.3 million in shareholders’ equity. The ratio of debt-to-total capital at June 30, 2007 was 40.1 percent, compared with 30.8 percent at December 31, 2006 and 33.1 percent at July 1, 2006. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007.
The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million is included in Accumulated other comprehensive income in our Condensed Consolidated Balance Sheets, and will be recognized in earnings over the life of the related debt.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders and to repurchase Company stock. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first six months of 2007 were $30.0 million, or $0.30 per common share, compared with $28.5 million, or $0.28 per common share, in the prior year period. We have increased dividends every year for the last 31 years and expect to continue paying dividends on a quarterly basis.
During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of June 30, 2007, we had repurchased an additional 312,400 shares for $9.3 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $31.4 million for the remainder of 2007.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2006 Annual Report on Form 10-K.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of net income. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Six months ended
	June 30	July 1
In thousands	2007	2006

Net cash provided by operating activities	$97,916	$47,194
Capital expenditures	(30,068)	(20,217)
Proceeds from sale of property and equipment	1,536	221

Free cash flow	69,384	27,198
Net income	104,338	110,253

Conversion of net income	66.5%	24.7%

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2007. For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and Subsidiaries (the “Company”) as of June 30, 2007 and July 1, 2006, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and July 1, 2006, and cash flows for the six-month periods ended June 30, 2007 and July 1, 2006. These interim financial statements are the responsibility of the Company’s management.
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
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
August 1, 2007

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
Except as provided below, there have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits, and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdict was exclusive of pre-judgment interest and attorneys’ fees. We cannot predict whether Celebrity will appeal from the verdicts rendered in the trials or the dismissal of Celebrity’s claim for lost enterprise value.
Several issues have not been decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million), and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. The Court will also be asked to rule whether Celebrity’s claims should be reduced to reflect an earlier finding that it was contributorily negligent. We have assessed the impact of the ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves following this ruling, except to take into account quarterly interest accruals.
We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the second quarter of 2007:

			(c)	(d)
	(a)		Total Number of Shares	Dollar Value of Shares
	Total Number	(b)	Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

April 1 — April 28, 2007	54	$31.40	—	$31,361,482
April 29 — May 26, 2007	21,462	$33.65	—	$31,361,482
May 27 — June 30, 2007	76,945	$36.96	—	$31,361,482

Total	98,461		—

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 54 shares for the period April 1- April 28, 2007, 21,462 shares for the period April 29 — May 26, 2007, and 76,945 shares for the period May 27 — June 30, 2007 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $100 million of our common stock.

(d)	During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of June 30, 2007, we had repurchased an additional 312,400 shares for $9.3 million pursuant to this plan. On July 27, 2007, we repurchased an additional 18,200 shares for $0.7 million under this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $30.7 million for the remainder of 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on May 3, 2007. There were 101,620,166 shares of Common Stock entitled to vote at the meeting and a total of 88,482,540 shares (87.07%) were represented at the meeting.
Proposal 1. – Election of Directors
To elect four directors of the Company to terms expiring in 2010. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Withheld
T. Michael Glenn	81,040,613	5,198,202
David H. Y. Ho	80,994,219	5,244,596
Glynis A. Bryan	80,962,133	5,276,682
William T. Monahan	77,675,295	8,563,520
The Company’s other directors that were in office prior to the annual meeting of shareholders and with terms of office that continue after the annual meeting of shareholders are Barbara B.Grogan, Charles A. Haggerty, Randall J. Hogan, David A. Jones and Ronald L. Merriman.
Proposal 2. – Proposal to Amend our Articles of Incorporation to Adopt a Majority Voting Standard for the Election of Directors
To amend our Articles of Incorporation to adopt a majority voting standard for the election of directors. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
70,410,532	15,597,664	230,619	—
Proposal 3. – Proposal to Amend our Articles of Incorporation and our By-Laws to Provide for the Election of up to Eleven Directors
To amend our Articles of Incorporation and our By-Laws to provide for the election of up to eleven directors. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
84,013,142	1,877,791	347,882	—
Proposal 4. – Addition of Sexual Orientation to our Written Non-Discrimination Policy
To vote upon a proposal put forth by one of our shareholders that we add sexual orientation to our written non-discrimination policy. The proposal was defeated by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
23,797,194	44,116,743	1,535,382	16,789,496
Proposal 5. – Issuance of Sustainability Report to Shareholders
To vote on a proposal put forth by one of our shareholders that we issue a sustainability report to shareholders. The proposal was defeated by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
16,622,048	49,920,366	3,906,905	16,789,496
Proposal 6. – Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2007
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
83,897,544	2,100,128	241,143	—

ITEM 6. EXHIBITS
(a) Exhibits
4.1	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017, and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (incorporated by reference to Exhibit 4.1 to Pentair’s Current Report on Form 8-K dated May 17, 2007).

4.2	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to Pentair’s Current Report on Form 8-K dated June 4, 2007).

10.1	Release and Retirement Agreement, dated May 7, 2007, between Pentair, Inc. and Richard J. Cathcart (incorporated by reference to Exhibit 10.1 to Pentair’s Current Report on Form 8-K dated May 7, 2007).

10.2	Agreement to Enter into Separation Agreement and Release, dated July 12, 2007, between Pentair, Inc. and Karen A. Durant (incorporated by reference to Exhibit 10.1 to Pentair’s Current Report on Form 8-K dated July 12, 2007).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2007.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended June 30, 2007
4.1	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017, and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (incorporated by reference to Exhibit 4.1 to Pentair’s Current Report on Form 8-K dated May 17, 2007).

4.2	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 to Pentair’s Current Report on Form 8-K dated June 4, 2007).

10.1	Release and Retirement Agreement, dated May 7, 2007, between Pentair, Inc. and Richard J. Cathcart (incorporated by reference to Exhibit 10.1 to Pentair’s Current Report on Form 8-K dated May 7, 2007).

10.2	Agreement to Enter into Separation Agreement and Release, dated July 12, 2007, between Pentair, Inc. and Karen A. Durant (incorporated by reference to Exhibit 10.1 to Pentair’s Current Report on Form 8-K dated July 12, 2007).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.