Form 10-Q
period 2007-09-29
PENTAIR INC
filed 2007-10-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-04689
Pentair, Inc.

(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Blvd, Suite 800, Golden Valley, Minnesota	55416

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐     No ☑
On October 12, 2007, 99,470,574 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands, except per-share data	2007	2006	2007	2006

Net sales	$837,834	$778,020	$2,568,474	$2,411,431
Cost of goods sold	591,667	565,533	1,801,459	1,713,747

Gross profit	246,167	212,487	767,015	697,684
Selling, general and administrative	140,745	137,923	436,837	406,843
Research and development	14,446	14,271	44,204	44,017

Operating income	90,976	60,293	285,974	246,824
Gain on sale of investment	—	167	—	167
Net interest expense	18,836	13,024	52,841	38,861

Income from continuing operations before income taxes	72,140	47,436	233,133	208,130
Provision for income taxes	14,096	13,995	70,958	62,985

Income from continuing operations	58,044	33,441	162,175	145,145
Gain (loss) on disposal of discontinued operations, net of tax	—	1,400	207	(51)

Net income	$58,044	$34,841	$162,382	$145,094

Earnings (loss) per common share
Basic
Continuing operations	$0.59	$0.34	$1.64	$1.45
Discontinued operations	—	0.01	—	—

Basic earnings per common share	$0.59	$0.35	$1.64	$1.45

Diluted
Continuing operations	$0.58	$0.33	$1.62	$1.42
Discontinued operations	—	0.01	—	—

Diluted earnings per common share	$0.58	$0.34	$1.62	$1.42

Weighted average common shares outstanding
Basic	98,747	99,419	98,859	100,133
Diluted	100,365	101,062	100,339	101,998

Cash dividends declared per common share	$0.15	$0.14	$0.45	$0.42
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 29	December 31	September 30
In thousands, except share and per-share data	2007	2006	2006

Assets
Current assets
Cash and cash equivalents	$56,555	$54,820	$45,153
Accounts and notes receivable, net	479,915	422,134	454,255
Inventories	414,302	398,857	397,637
Deferred tax assets	53,057	50,578	46,040
Prepaid expenses and other current assets	48,512	31,239	28,736

Total current assets	1,052,341	957,628	971,821

Property, plant and equipment, net	358,138	330,372	312,295

Other assets
Goodwill	2,006,426	1,718,771	1,732,410
Intangibles, net	492,882	287,011	261,261
Other	77,084	71,197	77,386

Total other assets	2,576,392	2,076,979	2,071,057

Total assets	$3,986,871	$3,364,979	$3,355,173

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$4,800	$14,563	$—
Current maturities of long-term debt	5,099	7,625	6,912
Accounts payable	208,505	206,286	191,206
Employee compensation and benefits	107,828	88,882	93,431
Current pension and post-retirement benefits	7,918	7,918	—
Accrued product claims and warranties	47,719	44,093	44,016
Income taxes	10,439	22,493	—
Accrued rebates and sales incentives	37,115	39,419	41,982
Other current liabilities	112,673	90,003	95,122

Total current liabilities	542,096	521,282	472,669

Other liabilities
Long-term debt	1,103,023	721,873	788,066
Pension and other retirement compensation	222,098	207,676	171,063
Post-retirement medical and other benefits	46,499	47,842	73,398
Long-term income taxes payable	18,214	—	—
Deferred tax liabilities	136,886	109,781	124,393
Other non-current liabilities	89,898	86,526	84,783

Total liabilities	2,158,714	1,694,980	1,714,372

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,468,474, 99,777,165 and 100,052,372 shares issued and outstanding, respectively	16,578	16,629	16,675
Additional paid-in capital	478,396	488,540	486,986
Retained earnings	1,262,604	1,148,126	1,123,456
Accumulated other comprehensive income	70,579	16,704	13,684

Total shareholders’ equity	1,828,157	1,669,999	1,640,801

Total liabilities and shareholders’ equity	$3,986,871	$3,364,979	$3,355,173

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 29	September 30
In thousands	2007	2006

Operating activities
Net income	$162,382	$145,094
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal of discontinued operations	(207)	51
Depreciation	45,786	44,762
Amortization	18,665	13,955
Deferred income taxes	(18,883)	(89)
Stock compensation	17,071	18,058
Excess tax benefits from stock-based compensation	(2,706)	(2,677)
Gain on sale of assets	(2,195)	(167)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(27,627)	(23,210)
Inventories	10,620	(43,360)
Prepaid expenses and other current assets	(8,673)	(3,671)
Accounts payable	168	(22,136)
Employee compensation and benefits	2,835	(7,153)
Accrued product claims and warranties	3,199	547
Income taxes	(4,813)	(14,800)
Other current liabilities	16,634	(2,263)
Pension and post-retirement benefits	7,924	14,365
Other assets and liabilities	9,153	8,546

Net cash provided by continuing operations	229,333	125,852
Net cash provided by operating activities of discontinued operations	—	48

Net cash provided by operating activities	229,333	125,900

Investing activities
Capital expenditures	(45,163)	(33,311)
Proceeds from sale of property and equipment	5,136	497
Acquisitions, net of cash acquired	(486,264)	(22,879)
Divestitures	—	(24,007)
Proceeds from sale of investment	—	167
Other	(4,044)	(6,823)

Net cash used for investing activities	(530,335)	(86,356)

Financing activities
Net short-term (repayments) borrowings	(10,378)	—
Proceeds from long-term debt	1,147,132	568,996
Repayment of long-term debt	(770,822)	(526,599)
Debt issuance costs	(1,876)	—
Excess tax benefits from stock-based compensation	2,706	2,677
Proceeds from exercise of stock options	5,512	3,126
Repurchases of common stock	(27,119)	(50,000)
Dividends paid	(44,986)	(42,616)

Net cash provided by (used for) financing activities	300,169	(44,416)

Effect of exchange rate changes on cash and cash equivalents	2,568	1,525

Change in cash and cash equivalents	1,735	(3,347)
Cash and cash equivalents, beginning of period	54,820	48,500

Cash and cash equivalents, end of period	$56,555	$45,153

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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations and financial condition.
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
3. Stock-based Compensation
Total stock-based compensation expense was $4.4 million and $5.6 million for the three months ended September 29, 2007 and September 30, 2006, respectively and was $17.0 million and $18.1 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.
Non-vested shares of our common stock were granted during the first nine months of 2007 and 2006 to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards was $2.0 million and $2.4 million for the three months ended September 29, 2007 and September 30, 2006, respectively and was $7.4 million and $7.2 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.
During the first nine months of 2007, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Prior to 2006, option grants under the Plans typically had a reload feature when shares were retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the Omnibus Stock Incentive Plan and option awards granted after 2006 under the Outside Directors Nonqualified Stock Option Plan do not have a reload feature attached to the option. The options vest one-third each year over a three-year period and have a ten-year contractual term. Compensation expense equal to the grant date fair value is recognized for these awards typically over the vesting period. Reload options are vested and expensed immediately. Total

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
compensation expense for stock option awards was $2.4 million and $3.2 million for the three months ended September 29, 2007 and September 30, 2006, respectively and was $9.6 million and $10.9 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	September 29	September 30
	2007	2006

Expected stock price volatility	28.5%	31.5%
Expected life	4.8 yrs.	4.5 yrs.
Risk-free interest rate	4.46%	4.86%
Dividend yield	1.66%	1.89%
The weighted-average fair value of options granted during the first nine months of 2007 and 2006 was $8.38 and $10.91 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R, could have been affected.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands, except per-share data	2007	2006	2007	2006

Earnings (loss) per common share — basic
Continuing operations	$58,044	$33,441	$162,175	$145,145
Discontinued operations	—	1,400	207	(51)

Net income	$58,044	$34,841	$162,382	$145,094

Continuing operations	$0.59	$0.34	$1.64	$1.45
Discontinued operations	—	0.01	—	—

Basic earnings per common share	$0.59	$0.35	$1.64	$1.45

Earnings (loss) per common share — diluted
Continuing operations	$58,044	$33,441	$162,175	$145,145
Discontinued operations	—	1,400	207	(51)

Net income	$58,044	$34,841	$162,382	$145,094

Continuing operations	$0.58	$0.33	$1.62	$1.42
Discontinued operations	—	0.01	—	—

Diluted earnings per common share	$0.58	$0.34	$1.62	$1.42

Weighted average common shares outstanding — basic	98,747	99,419	98,859	100,133
Dilutive impact of stock options and restricted stock	1,618	1,643	1,480	1,865

Weighted average common shares outstanding — diluted	100,365	101,062	100,339	101,998

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,099	3,363	2,769	2,377

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
5. Acquisitions
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.3 million and transaction costs of $0.1 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.6 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”), two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others. Goodwill recorded as part of the purchase price allocation was $124.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung Pump”) for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung Pump’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $131.3 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung Pump acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
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
During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the purchase price allocations was $8.3 million, of which $2.9 million is tax deductible. We continue to evaluate the purchase price allocations for these acquisitions and expect to revise the purchase price allocations as better information becomes available.
The following pro forma condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period.

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands, except per-share data	2007	2006	2007	2006

Pro forma net sales from continuing operations	$837,834	$817,330	$2,598,377	$2,533,160
Pro forma net income from continuing operations	58,044	33,735	161,859	145,986

Pro forma earnings per common share — continuing operations
Basic	$0.59	$0.34	$1.64	$1.46
Diluted	$0.58	$0.33	$1.61	$1.43

Weighted average common shares outstanding
Basic	98,747	99,419	98,859	100,133
Diluted	100,365	101,062	100,339	101,998

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
In 2001, we completed the sale of our former Service Equipment businesses (Century Mfg. Co., Lincoln Automotive Company) to Clore Automotive, LLC. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million related to exiting the remaining two facilities. In March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.
Operating results of the discontinued operations for the third quarter and first nine months of 2007 and 2006 are summarized below:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Gain (loss) on disposal of discontinued operations	$—	$—	$325	$(3,937)
Income tax (expense) benefit	—	1,400	(118)	3,886

Gain (loss) on disposal of discontinued operations, net of tax	$—	$1,400	$207	$(51)

7. Inventories
Inventories were comprised of:

	September 29	December 31	September 30
In thousands	2007	2006	2006

Raw materials and supplies	$199,876	$186,508	$176,009
Work-in-process	53,196	55,141	54,849
Finished goods	161,230	157,208	166,779

Total inventories	$414,302	$398,857	$397,637

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Net income	$58,044	$34,841	$162,382	$145,094
Changes in cumulative foreign currency translation adjustment	27,952	5,515	54,899	14,006
Changes in market value of derivative financial instruments classified as cash flow hedges	(2,336)	(2,010)	(1,024)	664

Comprehensive income	$83,660	$38,346	$216,257	$159,764

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill are as follows:

In thousands	Water	Technical Products	Consolidated

Balance at December 31, 2006	$1,449,460	$269,311	$1,718,771
Acquired	246,829	10,678	257,507
Purchase accounting adjustments	1,702	865	2,567
Foreign currency translation	17,424	10,157	27,581

Balance at September 29, 2007	$1,715,415	$291,011	$2,006,426

Changes in the carrying amount of goodwill for the nine months ended September 29, 2007 by segment were as follows: for our Water Group, the acquired goodwill relates to the Jung Pump and Porous Media acquisitions; and for our Technical Products Group, the acquired goodwill relates to the Calmark acquisition. The purchase accounting adjustments recorded during the first nine months of 2007 related to the Krystil Klear acquisition and other small acquisitions. We finalized our purchase price allocation for the Krystil Klear acquisition during the first quarter of 2007.
Intangible assets, other than goodwill, were comprised of:

	September 29, 2007			December 31, 2006			September 30, 2006
	Gross			Gross			Gross
	carrying	Accum.		carrying	Accum.		carrying	Accum.
In thousands	amount	amort	Net	amount	amort	Net	amount	amort	Net

Finite-life intangibles
Patents	$15,453	$(7,427)	$8,026	$15,433	$(6,001)	$9,432	$18,672	$(5,702)	$12,970
Non-compete agreements	4,922	(3,736)	1,186	4,343	(3,091)	1,252	4,331	(2,792)	1,539
Proprietary technology	59,863	(11,361)	48,502	45,755	(8,240)	37,515	51,570	(8,406)	43,164
Customer relationships	236,340	(26,264)	210,076	110,616	(15,924)	94,692	87,914	(13,028)	74,886

Total finite-life intangibles	$316,578	$(48,788)	$267,790	$176,147	$(33,256)	$142,891	$162,487	$(29,928)	$132,559

Indefinite-life intangibles
Brand names	$225,092	$—	$225,092	$144,120	$—	$144,120	$128,702	$—	$128,702

Total intangibles, net			$492,882			$287,011			$261,261

Intangible asset amortization expense was approximately $4.7 million and $3.4 for the three months ended September 29, 2007 and September 30, 2006, respectively and was approximately $15.5 million and $10.0 million for the nine months ended September 29, 2007 and September 30, 2006, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2007 and the next five years is as follows:

In thousands	2007 Q4	2008	2009	2010	2011	2012

Estimated amortization expense	$6,772	$23,030	$22,485	$21,822	$21,618	$20,669

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	September 29	December 31	September 30
In thousands	September 29, 2007	(Year)	2007	2006	2006

Commercial paper, maturing within 56 days	5.94%		$179,772	$208,882	$208,904
Revolving credit facilities	5.58%	2012	63,475	25,000	90,800
Private placement — fixed rate	5.65%	2013 - 2017	400,000	135,000	135,000
Private placement — floating rate	5.99%	2012 - 2013	205,000	100,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	3.97%	2007 - 2016	11,885	21,972	6,776

Total contractual debt obligations			1,110,132	740,854	791,480
Interest rate swap monetization deferred income			2,790	3,207	3,498

Total debt, including current portion per balance sheet			1,112,922	744,061	794,978
Less: Current maturities			(5,099)	(7,625)	(6,912)
Short-term borrowings			(4,800)	(14,563)	—

Long-term debt			$1,103,023	$721,873	$788,066

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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 29, 2007, we had $179.8 million of commercial paper outstanding that matures within 56 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had $4.8 million outstanding as of September 29, 2007.
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
We were in compliance with all debt covenants as of September 29, 2007.
Debt outstanding at September 29, 2007 matures on a calendar year basis as follows:

In thousands	2007 Q4	2008	2009	2010	2011	2012	Thereafter	Total

Contractual debt obligation maturities	$5,923	$2,828	$250,254	$185	$66	$350,846	$500,030	$1,110,132
Other maturities	303	1,213	922	48	48	47	209	2,790

Total maturities	$6,226	$4,041	$251,176	$233	$114	$350,893	$500,239	$1,112,922

11. Derivatives and Financial Instruments
Cash-flow hedges
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
effective fixed interest rate of 5.28%. The fair value of the swap was an asset of $0.8 million at September 29, 2007 and is recorded in Other assets.
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $0.6 million at September 29, 2007 and is recorded in Other non-current liabilities.
The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded on the Condensed Consolidated Balance Sheets, with changes in their fair value included in Accumulated other comprehensive income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007.
The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million is included in OCI in our Condensed Consolidated Balance Sheet and is recognized in earnings over the life of the related debt.
12. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the nine months ended September 29, 2007 was 30.4% compared to 30.3% for the nine months ended September 30, 2006. The tax rate for the first nine months of 2007 includes a $12.5 million favorable adjustment related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007. The tax rate for the first nine months of 2006 included favorable adjustments related to the resolution of Internal Revenue Service (“IRS”) examinations for the periods of 2002-2003 and favorable adjustments related to prior years’ tax returns. We expect the full year effective income tax rate to be between 31.5% and 32.0% However, we continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
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
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The IRS has audited us through 2003 and has completed a tax return survey of our 2004 federal income tax return.
During the first nine months of 2007, our total liability for unrecognized tax benefits increased to approximately $18.0 million. It is reasonably possible that the gross liability for unrecognized tax benefits will decrease by $1.7 million during the next twelve months as a result of audits and the expiration of statutes of limitations in various jurisdictions.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
13. Benefit Plans
Components of net periodic benefit cost for the three and nine months ended September 29, 2007 and September 30, 2006 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Service cost	$4,331	$4,512	$146	$184
Interest cost	7,891	7,343	746	799
Expected return on plan assets	(7,133)	(6,974)	—	—
Amortization of transition obligation	36	31	—	—
Amortization of prior year service cost (benefit)	40	77	(62)	(59)
Recognized net actuarial loss (gains)	799	1,009	(355)	(212)

Net periodic benefit cost	$5,964	$5,998	$475	$712

	Nine months ended
	Pension benefits		Post-retirement
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Service cost	$12,993	$13,536	$438	$552
Interest cost	23,673	22,029	2,238	2,397
Expected return on plan assets	(21,399)	(20,922)	—	—
Amortization of transition obligation	108	93	—	—
Amortization of prior year service cost (benefit)	120	231	(186)	(177)
Recognized net actuarial loss (gains)	2,395	3,027	(1,065)	(636)

Net periodic benefit cost	$17,890	$17,994	$1,425	$2,136

14. Business Segments
Financial information by reportable segment for the three and nine months ended September 29, 2007 and September 30, 2006 is shown below:

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Net sales to external customers
Water	$562,133	$531,703	$1,783,040	$1,654,388
Technical Products	275,701	246,317	785,434	757,043

Consolidated	$837,834	$778,020	$2,568,474	$2,411,431

Intersegment sales
Water	$207	$140	$467	$245
Technical Products	1,526	1,133	4,111	3,334
Other	(1,733)	(1,273)	(4,578)	(3,579)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water	$53,685	$36,226	$205,542	$176,004
Technical Products	46,237	37,050	114,008	114,432
Other	(8,946)	(12,983)	(33,576)	(43,612)

Consolidated	$90,976	$60,293	$285,974	$246,824

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15. Warranty
The changes in the carrying amount of service and product warranties for the nine months ended September 29, 2007 and September 30, 2006 were as follows:

	September 29	September 30
In thousands	2007	2006

Balance at beginning of the year	$34,093	$33,551
Service and product warranty provision	51,660	38,826
Payments	(49,577)	(38,821)
Acquired	1,116	260
Translation	427	200

Balance at end of the period	$37,719	$34,016

16. Commitments and Contingencies
Environmental and Litigation
Except as provided below, there have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K.
Horizon Litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdict was exclusive of pre-judgment interest and attorneys’ fees.
Several issues remain to be decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million) and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. The Court has also been asked to rule that Celebrity’s claims should be reduced to reflect an earlier verdict that it was contributorily negligent.
We believe that the jury verdict is in significant respects inconsistent with the law and the evidence offered at trial. We have filed post-trial motions challenging this verdict regarding the amount of lost profits. These post-trial motions will be heard in the fourth quarter of 2007. We have not determined what course of action we would follow in the event of an adverse decision.
We have assessed the impact of the latest verdict on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account quarterly interest accruals.
We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals, plus interest.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of September 29, 2007, December 31, 2006 and September 30, 2006, the related condensed consolidated statements of income for the three and nine months ended September 29, 2007 and September 30, 2006 and statements of cash flows for the nine months ended September 29, 2007 and September 30, 2006, for the Parent Company, the Guarantor Subsidiaries, the non-guarantor subsidiaries and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$654,946	$234,773	$(51,885)	$837,834
Cost of goods sold	—	474,904	168,535	(51,772)	591,667

Gross profit	—	180,042	66,238	(113)	246,167
Selling, general and administrative	286	97,164	43,408	(113)	140,745
Research and development	—	10,858	3,588	—	14,446

Operating (loss) income	(286)	72,020	19,242	—	90,976
Earnings from investment in subsidiaries	37,935	—	—	(37,935)	—
Net interest (income) expense	(31,874)	51,599	(889)	—	18,836

Income (loss) from continuing operations before income taxes	69,523	20,421	20,131	(37,935)	72,140
Provision for income taxes	11,479	8,214	(5,597)	—	14,096

Income (loss) from continuing operations	58,044	12,207	25,728	(37,935)	58,044
Gain on disposal of discontinued operations, net of tax	—	—	—	—	—

Net (loss) income	$58,044	$12,207	$25,728	$(37,935)	$58,044

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,039,894	$677,192	$(148,612)	$2,568,474
Cost of goods sold	—	1,458,388	491,066	(147,995)	1,801,459

Gross profit	—	581,506	186,126	(617)	767,015
Selling, general and administrative	8,186	317,941	111,327	(617)	436,837
Research and development	—	33,492	10,712	—	44,204

Operating (loss) income	(8,186)	230,073	64,087	—	285,974
Earnings from investments in subsidiaries	131,230	—	—	(131,230)	—
Net interest (income) expense	(56,289)	110,936	(1,806)	—	52,841

Income from continuing operations before income taxes	179,333	119,137	65,893	(131,230)	233,133
Provision for income taxes	17,158	44,028	9,772	—	70,958

Income from continuing operations	162,175	75,109	56,121	(131,230)	162,175
Gain on disposal of discontinued operations, net of tax	207	—	—	—	207

Net income	$162,382	$75,109	$56,121	$(131,230)	$162,382

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$5,088	$7,068	$44,399	$—	$56,555
Accounts and notes receivable, net	279	340,684	191,604	(52,652)	479,915
Inventories	—	288,380	125,922	—	414,302
Deferred tax assets	98,206	34,212	6,134	(85,495)	53,057
Prepaid expenses and other current assets	7,198	10,420	48,225	(17,331)	48,512

Total current assets	110,771	680,764	416,284	(155,478)	1,052,341

Property, plant and equipment, net	5,332	218,072	134,734	—	358,138

Other assets
Investments in subsidiaries	2,431,242	93,623	540,441	(3,065,306)	—
Goodwill	—	1,601,663	404,763	—	2,006,426
Intangibles, net	—	337,074	155,808	—	492,882
Other	72,868	16,157	13,439	(25,380)	77,084

Total other assets	2,504,110	2,048,517	1,114,451	(3,090,686)	2,576,392

Total assets	$2,620,213	$2,947,353	$1,665,469	$(3,246,164)	$3,986,871

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$4,800	$—	$4,800
Current maturities of long-term debt	8,320	263	314,090	(317,574)	5,099
Accounts payable	195	159,053	102,051	(52,794)	208,505
Employee compensation and benefits	13,379	56,425	38,024	—	107,828
Current pension and retirement medical benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	32,739	14,980	—	47,719
Income taxes	(2,957)	1,814	11,582	—	10,439
Accrued rebates and sales incentives	—	29,992	7,123	—	37,115
Other current liabilities	27,528	52,650	48,952	(16,457)	112,673

Total current liabilities	54,383	332,936	541,602	(386,825)	542,096

Other liabilities
Long-term debt	1,071,549	1,973,008	46,124	(1,987,658)	1,103,023
Pension and other retirement compensation	125,909	28,848	67,341	—	222,098
Post-retirement medical and other benefits	22,268	49,611	—	(25,380)	46,499
Long-term income taxes payable	18,214	—	—	—	18,214
Deferred tax liabilities	3,232	161,360	57,789	(85,495)	136,886
Due to / (from) affiliates	(535,402)	267,685	666,967	(399,250)	—
Other non-current liabilities	31,903	7,362	50,633	—	89,898

Total liabilities	792,056	2,820,810	1,430,456	(2,884,608)	2,158,714

Shareholders’ equity	1,828,157	126,543	235,013	(361,556)	1,828,157

Total liabilities and shareholders’ equity	$2,620,213	$2,947,353	$1,665,469	$(3,246,164)	$3,986,871

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net Income	$162,382	$75,109	$56,121	$(131,230)	$162,382
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	(207)	—	—	—	(207)
Depreciation	900	30,439	14,447	—	45,786
Amortization	3,250	11,804	3,611	—	18,665
Earnings form investments in subsidiaries	(131,230)	—	—	131,230	—
Deferred income taxes	(1,007)	—	(17,876)	—	(18,883)
Stock compensation	17,071	—	—	—	17,071
Excess tax benefit from stock-based compensation	(2,706)	—	—	—	(2,706)
Gain on sale of assets	(2,195)	—	—	—	(2,195)
Intercompany dividends	(23)	13,714	(13,691)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	6,468	(13,573)	(28,858)	8,336	(27,627)
Inventories	—	5,342	5,278	—	10,620
Prepaid expenses and other current assets	7,022	13,508	(29,262)	59	(8,673)
Accounts payable	(4,419)	167	12,749	(8,329)	168
Employee compensation and benefits	(4,670)	6,754	751	—	2,835
Accrued product claims and warranties	—	3,783	(584)	—	3,199
Income taxes	(5,126)	128	185	—	(4,813)
Other current liabilities	9,957	(8,190)	14,929	(62)	16,634
Pension and post-retirement benefits	3,354	910	3,660	—	7,924
Other assets and liabilities	2,740	2,521	3,892	—	9,153

Net cash provided by continuing operations	61,561	142,416	25,352	4	229,333
Net cash (used for) provided by operating activities of discontinued operations	(207)	—	207	—	—

Net cash provided by operating activities	61,354	142,416	25,559	4	229,333

Investing activities
Capital expenditures	(1,480)	(23,317)	(20,366)	—	(45,163)
Proceeds from sale of property and equipment	—	951	4,185	—	5,136
Acquisitions, net of cash acquired	(485,913)	—	(351)	—	(486,264)
Investment in subsidiaries	96,870	(118,375)	21,509	(4)	—
Other	(606)	(3,438)	—	—	(4,044)

Net cash (used for) provided by investing activities	(391,129)	(144,179)	4,977	(4)	(530,335)

Financing activities
Net short-term borrowings (repayments)	—	—	(10,378)	—	(10,378)
Proceeds from long-term debt	1,147,132	—	—	—	1,147,132
Repayment of long-term debt	(770,822)	—	—	—	(770,822)
Debt issuance costs	(1,876)	—	—	—	(1,876)
Excess tax benefits from stock-based compensation	2,706	—	—	—	2,706
Proceeds from exercise of stock options	5,512	—	—	—	5,512
Repurchases of common stock	(27,119)	—	—	—	(27,119)
Dividends paid	(44,986)	—	—	—	(44,986)

Net cash provided by (used for) financing activities	310,547	—	(10,378)	—	300,169

Effect of exchange rate changes on cash	15,506	2,281	(15,219)	—	2,568

Change in cash and cash equivalents	(3,722)	518	4,939	—	1,735
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$5,088	$7,068	$44,399	$—	$56,555

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$629,619	$192,384	$(43,983)	$778,020
Cost of goods sold	228	459,902	148,820	(43,417)	565,533

Gross profit	(228)	169,717	43,564	(566)	212,487
Selling, general and administrative	4,232	100,341	33,916	(566)	137,923
Research and development	—	11,260	3,011	—	14,271

Operating (loss) income	(4,460)	58,116	6,637	—	60,293
Gain on sale of investment	167	—	—	—	167
Earnings from investments in subsidiaries	25,708	—	—	(25,708)	—
Net interest (income) expense	(16,232)	30,149	(893)	—	13,024

Income from continuing operations before income taxes	37,647	27,967	7,530	(25,708)	47,436
Provision for income taxes	4,206	7,006	2,783	—	13,995

Income from continuing operations	33,441	20,961	4,747	(25,708)	33,441
Gain on disposal of discontinued operations, net of tax	1,400	—	—	—	1,400

Net income	$34,841	$20,961	$4,747	$(25,708)	$34,841

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,984,769	$553,339	$(126,677)	$2,411,431
Cost of goods sold	575	1,428,161	411,492	(126,481)	1,713,747

Gross profit	(575)	556,608	141,847	(196)	697,684
Selling, general and administrative	19,717	291,964	95,358	(196)	406,843
Research and development	—	34,593	9,424	—	44,017

Operating (loss) income	(20,292)	230,051	37,065	—	246,824
Gain on sale of investment	167	—	—	—	167
Earnings form investments in subsidiaries	126,923	—	—	(126,923)	—
Net interest (income) expense	(48,133)	89,735	(2,741)	—	38,861

Income from continuing operations before income taxes	154,931	140,316	39,806	(126,923)	208,130
Provision for income taxes	9,786	39,077	14,122	—	62,985

Income from continuing operations	145,145	101,239	25,684	(126,923)	145,145
Loss on disposal of discontinued operations, net of tax	(51)	—	—	—	(51)

Net income	$145,094	$101,239	$25,684	$(126,923)	$145,094

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

Other liabilities
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$145,094	$101,239	$25,684	$(126,923)	$145,094
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of discontinued operations	51	—	—	—	51
Depreciation	1,200	33,572	9,990	—	44,762
Amortization	3,949	9,255	751	—	13,955
Earnings from investments in subsidiaries	(126,923)	—	—	126,923	—
Deferred income taxes	1,973	(5,039)	2,977	—	(89)
Stock compensation	8,487	8,126	1,445	—	18,058
Excess tax benefit from stock-based compensation	(1,258)	(1,205)	(214)	—	(2,677)
Gain on sale of investment	(167)	—	—	—	(167)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,606)	(15,423)	(21,859)	15,678	(23,210)
Inventories	—	(21,668)	(21,692)	—	(43,360)
Prepaid expenses and other current assets	14,507	(1,808)	(15,501)	(869)	(3,671)
Accounts payable	691	(19,334)	12,181	(15,674)	(22,136)
Employee compensation and benefits	(4,408)	(5,659)	2,914	—	(7,153)
Accrued product claims and warranties	—	78	469	—	547
Income taxes	(2,571)	(7,754)	(4,475)	—	(14,800)
Other current liabilities	(10,753)	(6,655)	14,280	865	(2,263)
Pension and post-retirement benefits	8,579	2,453	3,333	—	14,365
Other assets and liabilities	(3,495)	(1,770)	13,811	—	8,546

Net cash provided by continuing operations	33,350	68,408	24,094	—	125,852
Net cash provided by (used for) operating activities of discontinued operations	52	—	(4)	—	48

Net cash provided by operating activities	33,402	68,408	24,090	—	125,900

Investing activities
Capital expenditures	(376)	(16,622)	(16,313)	—	(33,311)
Proceeds from sale of property and equipment	—	333	164	—	497
Acquisitions, net of cash acquired	(22,661)	(218)	—	—	(22,879)
Investment in subsidiaries	60,653	(38,376)	(22,277)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Proceeds from sale of investment	167	—	—	—	167
Other	(2,733)	(4,090)	—	—	(6,823)

Net cash provided by (used for) investing activities	16,804	(58,973)	(44,187)	—	(86,356)

Financing activities
Proceeds from long-term debt	568,996	—	—	—	568,996
Repayment of long-term debt	(526,599)	—	—	—	(526,599)
Excess tax benefits from stock-based compensation	1,258	1,205	214	—	2,677
Proceeds from exercise of stock options	3,126	—	—	—	3,126
Repurchases of common stock	(50,000)	—	—	—	(50,000)
Dividends paid	(42,616)	—	—	—	(42,616)

Net cash (used for) provided by financing activities	(45,835)	1,205	214	—	(44,416)

Effect of exchange rate changes on cash	(1,881)	10,500	(7,094)	—	1,525

Change in cash and cash equivalents	2,490	21,140	(26,977)	—	(3,347)
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$5,494	$25,502	$14,157	$—	$45,153

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
The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation and disclaim any duty, to update the forward-looking statements in this report.
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

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in the first nine months of 2007 and will likely impact our results in the future:
•	The housing market and new pool starts shrank in the last three quarters of 2006 and continued to slow in the first nine months of 2007. We believe that construction of new homes and new pools starts in North America affects approximately 25% of the sales of our Water Group, especially for our pool and spa businesses. This downturn will likely have an adverse impact on our revenues for the remainder of 2007 and into 2008.
•	The telecommunication equipment market, particularly in North America, has slowed over the past five quarters and impacted our North American electronics sales within our Technical Products Group. In the first nine months of 2007, North American electronics sales declined approximately 20% from the year earlier period. The revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some datacommunication OEM programs reaching end-of-life. We anticipate this weakness to continue, although we expect fourth quarter North America electronic sales to be relatively flat year-over-year.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.
•	We expect our operations to continue to benefit from our PIMS initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.
•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as stainless steel, carbon steel and copper and other costs such as health care and other employee benefit costs.
•	If sales of products into residential end-markets in our Water business or the electronics portion of our Technical Products business continue to slow appreciably, we may consider reducing our investment for organic growth into those segments and further restructure our operations by closing or downsizing facilities, reducing headcount or taking other market-related actions as we have in the third quarter of 2006 and 2007.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the first nine months of 2007 was approximately $189 million and we are targeting full year free cash flow of $230 million to $250 million. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.
•	We experienced favorable foreign currency effects on net sales in the first nine months of 2007. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	The effective tax rate for the first nine months of 2007 was 30.4%. The tax rate for the first nine months of 2007 includes a favorable adjustment related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007. We estimate our effective income tax rate for the full year to be between 31.5% and 32.0%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2007, our operating objective is to increase our return on invested capital by:
•	Continuing to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management and lean operations;
•	Continuing the integration of acquisitions and realizing identified synergistic opportunities;
•	Continuing proactive talent development, particularly in international management and other key functional areas;
•	Achieving organic sales growth (in excess of market growth rates), particularly in international markets; and
•	Continuing to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-Looking Statements” in this report and “Risk Factors” under ITEM 1A in our 2006 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 29	September 30			September 29	September 30
In thousands	2007	2006	$ change	% change	2007	2006	$ change	% change

Net sales	$837,834	$778,020	$59,814	7.7%	$2,568,474	$2,411,431	$157,043	6.5%

The components of the net sales change in 2007 from 2006 were as follows:

	% Change from 2006
Percentages	Three months	Nine months

Volume	3.7	2.6
Price	2.6	2.6
Currency	1.4	1.3

Total	7.7	6.5

Consolidated net sales
The 7.7 percent and 6.5 percent increases in consolidated net sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily driven by:
•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung Pump”) and our April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”); and

•	organic sales growth of approximately 1 percent for the third quarter and 2 percent for the first nine months of 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
•	growth in the Europe and Asia-Pacific markets;

•	higher second quarter sales of municipal pumps related to a large flood control project;

•	higher Technical Product sales into electrical markets; and

•	growth in commercial and industrial water markets.
     These increases were partially offset by:
•	lower Technical Products sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	lower sales of certain pump, pool and filtration products related to the downturn in the North American residential housing market and softness in residential pool construction markets.
•	favorable foreign currency effects.

Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 29	September 30			September 29	September 30
In thousands	2007	2006	$ change	% change	2006	2006	$ change	% change

Water	$562,133	$531,703	$30,430	5.7%	$1,783,040	$1,654,388	$128,652	7.8%
Technical Products	275,701	246,317	29,384	11.9%	785,434	757,043	28,391	3.8%

Total	$837,834	$778,020	$59,814	7.7%	$2,568,474	$2,411,431	$157,043	6.5%

Water
The 5.7 percent and 7.8 percent increases in Water Group net sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily driven by:
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	organic sales were down approximately 2 percent for the third quarter but up 2 percent for the first nine months of 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
•	higher second quarter sales of municipal pumps related to a large flood control project;

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East; and

•	growth in commercial and industrial water markets.
These increases were partially offset by:
•	a decline in sales of certain pump, pool and filtration products into North American residential markets and softness in residential pool construction markets.
•	favorable foreign currency effects.
Technical Products
The 11.9 percent and 3.8 percent increases in Technical Product Group net sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily driven by:
•	organic sales were up approximately 9 percent for the third quarter and up 1 percent for the first nine months of 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:
•	increased sales into electrical markets; and

•	strong sales performance in Asia.
These increases were partially offset by:
•	lower year-to-date sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life.
•	favorable foreign currency effects.

Gross profit

	Three months ended					Nine months ended
	September 29	% of		September 30	% of	September 29	% of		September 30	% of
In thousands	2007	sales		2006	sales	2007	sales		2006	sales

Gross profit	$246,167	29.4%		$212,487	27.3%	$767,015	29.8%		$697,684	28.9%

Percentage point change		2.1	pts				0.9	pts
The 2.1 percentage point and 0.9 percentage point increases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	a decrease in costs related to capacity rationalization and market-related actions in third quarter of 2007 compared to third quarter 2006.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor; and

•	higher cost as a result of a fair market value inventory step-up related to the Jung Pump and Porous Media acquisitions.
Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
	September 29	% of		September 30	% of	September 29	% of		September 30	% of
In thousands	2007	sales		2006	sales	2007	sales		2006	sales

SG&A	$140,745	16.8%		$137,923	17.7%	$436,837	17.0%		$406,843	16.9%

Percentage point change		(0.9	)pts				0.1	pts
The 0.9 percentage point decrease and 0.1 percentage point increase in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily due to:
•	a decrease in costs related to capacity rationalization and market-related actions in third quarter 2007 compared to third quarter 2006;
•	proportionately higher SG&A expenses in the acquired Jung Pump and Porous Media businesses caused in part by amortization expense related to the intangible assets from those acquisitions;
•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments; and
•	exit costs incurred in first half of 2007 related to a previously announced 2001 French facility closure.
Research and development (R&D)

	Three months ended					Nine months ended
	September 29	% of		September 30	% of	September 29	% of		September 30	% of
In thousands	2007	sales		2006	sales	2007	sales		2006	sales

R&D	$14,446	1.7%		$14,271	1.8%	$44,204	1.7%		$44,017	1.8%

Percentage point change		(0.1	)pts				(0.1	)pts
The 0.1 percentage point decrease in R&D expense as a percentage of sales in both the third quarter and first nine months of 2007 from 2006 was primarily due to:
•	relatively flat R&D expense spending on higher volume.

Operating income
Water

	Three months ended					Nine months ended
	September 29	% of		September 30	% of	September 29	% of		September 30	% of
In thousands	2007	sales		2006	sales	2007	sales		2006	sales

Operating income	$53,685	9.6%		$36,226	6.8%	$205,542	11.5%		$176,004	10.6%

Percentage point change		2.8	pts				0.9	pts
The 2.8 and 0.9 percentage point increases in Water Group operating income as a percentage of sales in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily the result of:
•	selective increases in selling prices to mitigate inflationary cost increases;
•	savings generated from our PIMS initiatives including lean and supply management practices;
•	income generated by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media; and
•	a decrease in costs related to capacity rationalization and market-related actions in third quarter 2007 compared to third quarter 2006.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor;
•	a decline in sales of certain pump, pool and filtration products into North American residential markets;
•	amortization expense related to the intangible assets from the Jung Pump and Porous Media acquisitions; and
•	higher cost as a result of a fair market value inventory step-up related to the Jung Pump and Porous Media acquisitions.
Technical Products

	Three months ended					Nine months ended
	September 29	% of		September 30	% of	September 29	% of		September 30	% of
In thousands	2007	sales		2006	sales	2007	sales		2006	sales

Operating income	$46,237	16.8%		$37,050	15.0%	$114,008	14.5%		$114,432	15.1%

Percentage point change		1.8	pts				(0.6)	pts
The 1.8 percentage point increase in Technical Products Group operating income as a percentage of sales in the third quarter of 2007 from 2006 was primarily the result of:
•	increased sales in our electrical markets;
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings realized from the continued success of PIMS, including lean and supply management activities.
These increases were partially offset by:
•	inflationary increases related to raw materials such as stainless steel and labor costs; and
•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life.
The 0.6 percentage point decrease in Technical Products Group operating income as a percentage of sales in the first nine months of 2007 from 2006 was primarily the result of:
•	inflationary increases related to raw materials such as stainless steel and labor costs;

•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and
•	exit costs incurred in the first half of 2007 related to a previously announced 2001 French facility closure.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;
•	savings realized from the continued success of PIMS, including lean and supply management activities; and
•	increased sales in our electrical markets.
Gain on sale of investment

	Three months ended				Nine months ended
	September 29	September 30			September 29	September 30
In thousands	2007	2006	Difference	% change	2007	2006	Difference	% change

Gain on sale of investment	$—	$167	$(167)	(100.0%)	$—	$167	$(167)	(100.0%)

The gain on sale of investment of $0.2 million in the three and nine month periods ended September 30, 2006 relates to a distribution from an escrow account related the 2005 sale of our interest in the stock of LN Holdings Corporation.
Net interest expense

	Three months ended				Nine months ended
	September 29	September 30			September 29	September 30
In thousands	2007	2006	Difference	% change	2007	2006	Difference	% change

Net interest expense	$18,836	$13,024	$5,812	44.6%	$52,841	$38,861	$13,980	36.0%

The 44.6 and 36.0 percentage point increases in interest expense in the third quarter and first nine months, respectively, of 2007 from 2006 were primarily the result of:
•	an increase in outstanding debt primarily related to the Jung Pump and Porous Media acquisitions.
Provision for income taxes from continuing operations

	Three months ended		Nine months ended
	September 29	September 30	September 29	September 30
In thousands	2007	2006	2007	2006

Income before income taxes	$72,140	$47,436	$233,133	$208,130
Provision for income taxes	14,096	13,995	70,958	62,985
Effective tax rate	19.5%	29.5%	30.4%	30.3%
The 10.0 percentage point decrease in the effective tax rate for the third quarter of 2007 from 2006 was primarily the result of:
•	a favorable adjustment in the third quarter of 2007 related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.
This decrease was partially offset by:
•	a favorable adjustment in the third quarter of 2006 related to prior years’ tax returns.
The 0.1 percentage point increase in the effective tax rate for the first nine months of 2007 from 2006 was primarily the result of:
•	a favorable settlement in the second quarter of 2006 of a routine IRS examination for periods 2002-2003; and
•	favorable adjustments in the first and third quarter of 2006 related to prior years’ tax returns.

These increases were partially offset by:
•	a favorable adjustment in the third quarter of 2007 related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.
We expect the full year effective income tax rate to be between 31.5% and 32.0%.
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
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	September 29	December 31	September 30
Days	2007	2006	2006

Days of sales in accounts receivable	54	54	54
Days inventory on hand	78	76	73
Days in accounts payable	54	56	56
Operating activities
Cash provided by operating activities was $229.3 million in the first nine months of 2007 compared with cash provided by operating activities of $125.9 million in the prior year comparable period. The increase in cash provided by operating activities was due primarily to lower cash used for working capital in the first nine months of 2007 versus the same period of last year and higher net income. In the future, we expect our working capital ratios to improve as we continue to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first nine months of 2007 were $45.2 million compared with $33.3 million in the prior year period. We currently anticipate capital expenditures for fiscal 2007 will be approximately $70 to $80 million, primarily for capacity expansions in our low cost country manufacturing facilities, implementation of a unified business systems infrastructure in Europe, new product development and general maintenance capital.
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.3 million and transaction costs of $0.1 million, less cash acquired of $1.0 million. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.6 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media, two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for general industrial, petrochemical, refining and healthcare market segments among others. Goodwill recorded as part of the purchase price allocation was $124.4 million, all of which is tax deductible. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pump for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million. The purchase price is subject to a post-closing net asset value adjustment. Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $131.3 million, of which approximately $53 million is tax deductible. We continue to evaluate the purchase price allocation for the Jung Pump acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
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
During 2007 and 2006, we made investments in and advances to certain joint ventures in the amount of $4.0 million and $6.8 million, respectively.
Financing activities
Net cash provided by financing activities was $300.2 million in the first nine months of 2007 compared with $44.4 million used for financing activities in the prior year period. The increase primarily relates to the additional borrowings to fund the Jung Pump and Porous Media acquisitions. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, repurchase shares of our common stock, cash received from stock option exercises and tax benefits related to stock-based compensation.
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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 29, 2007, we had $179.8 million of commercial paper outstanding that matures within 56 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $40 million of uncommitted credit facilities, under which we had $4.8 million outstanding as of September 29, 2007.
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
We were in compliance with all debt covenants as of September 29, 2007.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable
On March 7, 2007, Standard & Poor’s Ratings Services revised its current rating outlook on us from stable to negative. At the same time, Standard & Poor’s affirmed its long-term debt rating of ‘BBB’. Standard & Poor’s stated that the outlook revision reflects the additional leverage and stress on credit metrics that would result from the acquisition of Porous Media. The negative outlook indicates the rating could be lowered if financial policies become more aggressive or if operating results are weaker than expected.
As of September 29, 2007, our capital structure consisted of $1,112.9 million in total indebtedness and $1,828.2 million in shareholders’ equity. The ratio of debt-to-total capital at September 29, 2007 was 37.8 percent, compared with 30.8 percent at December 31, 2006 and 32.6 percent at September 30, 2006. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $0.6 million at September 29, 2007 and is recorded in Other non-current liabilities.
The variable to fixed interest rate swap is designated as and is effective as a cash-flow hedge. The fair value of this swap is recorded on the Condensed Consolidated Balance Sheets, with changes in its fair value included in Accumulated other comprehensive income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders and to repurchase shares of our common stock. In order to meet these cash requirements, we intend to use available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first nine months of 2007 were $45.0 million, or $0.45 per common share, compared with $42.6 million, or $0.42 per common share, in the prior year period. We have increased dividends every year for the last 31 years and expect to continue paying dividends on a quarterly basis.
During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of September 29, 2007, we had repurchased an additional 816,482 shares for $27.1 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $13.5 million for the remainder of 2007.
The total liability for uncertain tax positions under FIN 48 at September 29, 2007 was approximately $18 million (refer to Note 12). The Company was not able to reasonably estimate the timing of future payments relating to non-current unrecognized tax benefits, however, at this time, the Company does not expect a significant payment related to these obligations within the next twelve months.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2006 Annual Report on Form 10-K.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of net income. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as criteria to measure and pay certain incentive bonuses. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing and discontinued operating activities:

	Nine months ended
	September 29	September 30
In thousands	2007	2006

Net cash provided by operating activities	$229,333	$125,900
Capital expenditures	(45,163)	(33,311)
Proceeds from sale of property and equipment	5,136	497

Free cash flow	189,306	93,086
Net income	162,382	145,094

Conversion of net income	116.6%	64.2%

In 2007, we are projecting free cash flow between $230 million to $250 million.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 29, 2007. For additional information, refer to Item 7A of our 2006 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 29, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 29, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of September 29, 2007 and September 30, 2006, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 29, 2007 and September 30, 2006, respectively, and cash flows for the nine-month periods ended September 29, 2007 and September 30, 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
October 23, 2007

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
Except as provided below, there have been no further material developments from the disclosures contained in our 2006 Annual Report on Form 10-K.
Horizon Litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises from April 1994 through July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdict was exclusive of pre-judgment interest and attorneys’ fees.
Several issues remain to be decided by the Court, including whether Celebrity is entitled to recovery of its attorneys’ fees and related costs in the passenger claims phase of the case ($4.1 million) and, with respect to pre-judgment interest, the length of the interest period and the rate of interest on any eventual judgment. The Court has also been asked to rule that Celebrity’s claims should be reduced to reflect an earlier verdict that it was contributorily negligent.
We believe that the jury verdict is in significant respects inconsistent with the law and the evidence offered at trial. We have filed post-trial motions challenging this verdict regarding the amount of lost profits. These post-trial motions will be heard in the fourth quarter of 2007. We have not determined what course of action we would follow in the event of an adverse decision.
We have assessed the impact of the latest verdict on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account quarterly interest accruals.
We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment finally determined after exhaustion of all appeals, plus interest.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2006 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the third quarter of 2007:

			(c)	(d)
	(a)		Total Number of Shares	Dollar Value of Shares
	Total Number	(b)	Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

July 1 — July 28, 2007	18,226	$36.52	18,200	$30,696,827
July 29 — August 25, 2007	552,612	$35.47	485,882	$13,522,082
August 26 — September 29, 2007	3,990	$36.02	—	$13,522,082

Total	574,828		504,082

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 26 shares for the period July 1–July 28, 2007, 66,730 shares for the period July 29 – August 25, 2007, and 3,990 shares for the period August 26 – September 29, 2007 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $100 million of our common stock.

(d)	During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expires on December 31, 2007. As of September 29, 2007 we repurchased an additional 816,482 shares for $27.1 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $13.5 million for the remainder of 2007.

ITEM 6. EXHIBITS
(a)	Exhibits
15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2007.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

Exhibit Index to Form 10-Q for the Period Ended September 29, 2007
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