Form 10-K
period 2007-12-31
PENTAIR INC
filed 2008-02-26
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-04689

Pentair, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Boulevard, Suite 800, Golden Valley, Minnesota	55416-1259 (Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (763) 545-1730

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.16 2/3 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $38.57 per share as reported on the New York Stock Exchange on June 30, 2007 (the last day of Registrant’s most recently completed second quarter): $3,645,896,704

The number of shares outstanding of Registrant’s only class of common stock on January 26, 2008 was 99,285,319

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on May 1, 2008, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2007

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

Pentair Strategy
Our strategy is to achieve benchmark Return on Invested Capital (“ROIC”) performance for diversified industrial manufacturing companies by:

•	building operational excellence through the Pentair Integrated Management System (“PIMS”) consisting of strategy deployment, lean enterprise, and IGNITE, which is our process to drive organic growth;

•	driving long-term growth in sales, income and cash flows, through internal growth initiatives and acquisitions;

•	developing new products and enhancing existing products;

•	penetrating attractive growth markets, particularly international;

•	expanding multi-channel distribution; and

•	proactively managing our business portfolio, including consideration of new business platforms.

Pentair Financial Objectives
Our long-term financial objectives are to:

•	Achieve 5%+ annual organic sales growth, plus acquisitions
•	Achieve benchmark financial performance:

• Earnings Before Interest and Taxes (“EBIT”) Margin	14%
• ROIC (after-tax)	15%
• Free Cash Flow (“FCF”)	100% conversion of net income
• Earnings Per Share (“EPS”) Growth	10%+ (sales growth plus margin expansion)
• Debt/Total Capital	≤40%

•	Achieve 5% annual productivity improvement on core business cost

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

WATER GROUP
Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Water Group offers a broad array of products and systems to multiple markets and customers. The core competencies of our Water Group center around flow and filtration. We have identified a target market totaling $60 billion, with our current primary focus on three markets: Flow Technologies (formerly referred to as Pump) (approximately 40% of group sales), Filtration (approximately 30% of group sales), and Pool & Spa (approximately 30% of group sales).

Flow Technologies Market
We address the Flow Technologies market with products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water and wastewater applications, and agricultural spraying, as well as pressure tanks for residential applications. Applications for our broad range of products include pumps for residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation, and transfer.

Brand names for the Flow Technologies market include STA-RITE®, Myers®, Aurora®, Hydromatic®, Fairbanks Morsetm, Flotec®, Hypro®, Water Ace®, Berkeley®, Aermotortm, Simer®, Verti-line®, Sherwood®, SherTech®, Diamond®, FoamPro®, Ongatm, Nocchitm, Shur-Dri®, SHURflo®, Edwards®, JUNG PUMPEN®, oxynaut®, and JUNG®.

Filtration Market
We address the Filtration market with control valves, tanks, filter systems, filter cartridges, pressure vessels, and specialty dispensing pumps providing flow solutions for specific end-user market applications including residential, commercial, foodservice, industrial, recreation vehicles, marine, and aviation. Filtration products are used in the manufacture of water softeners; filtration, deionization, and desalination systems; industrial, commercial and residential water filtration applications; and filtration and separation technologies for hydrocarbon, medical and hydraulic applications.

Brand names for the Filtration market include Everpure®, SHURflo®, Fleck®, CodeLine®, Structuraltm, Pentek®, SIATAtm, WellMatetm, American Plumber®, Armor®, OMNIFILTER®, Fibredynetm, and Porous Mediatm.

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

Seasonality
We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Competition
Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential flow technologies markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are much less important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool and spa equipment, competition focuses on brand names, product performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing industry penetration.

TECHNICAL PRODUCTS GROUP
Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified, and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. We have identified a target market of $30 billion. Our Technical Products Group focuses its business portfolio on four primary industries: Commercial and Industrial (55% of group sales), Telecom and Datacom (20% of group sales), Electronics (20% of group sales), and Networking (5% of group sales). The primary brand names for the Technical Products Group are: Hoffman®, Schroff®, Pentair Electronic Packagingtm, Taunustm, McLean®, Electronic Solutionstm, Birtchertm, Calmarktm and Aspen Motiontm. Products and related accessories of the Technical Products Group include metallic and composite enclosures, cabinets, cases, subracks, backplanes, heat exchangers, and blowers. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

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

Competition
Competition in the technical products markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, price competition, and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability. Recent growth in the Technical Products Group is a result of new products development, overall market growth, continued channel penetration, growth in targeted market segments, geographic expansion and acquisitions. Consolidation, globalization, and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the broadest array of enclosures products available for commercial and industrial uses.

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

Acquisitions
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.5 million, including a cash payment of $29.3 million and transaction costs of $0.2 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.8 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $14.0 million, including definite-lived intangibles, such as non-compete agreements, customer relationships and proprietary technology of $10.5 million with a weighted average amortization period of approximately 8 years. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”), two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s results of operations have been included in our consolidated financial statements since the date of acquisition. Porous Media brings strong technical ability to our Water Group, including engineering, material science, media development and application capabilities. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others. Goodwill recorded as part of the purchase price allocation was $128.1 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $73.8 million, including definite-lived intangibles, such as proprietary technology and customer relationships of $60.6 million with a weighted average amortization period of approximately 11 years. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung Pump”) for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million. Jung Pump’s results of operations have been included in our consolidated financial statements since the date of acquisition. Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $123.4 million, of which approximately $53 million is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $135.7 million, including definite-lived intangibles, primarily customer relationships of $71.6 million with a weighted average amortization period of approximately 15 years.

On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear’s results of operations have been included in our consolidated financial statements since the date of acquisition. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the purchase price allocation was $9.2 million, all of which is tax deductible.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the purchase price allocations was $9.3 million, of which $3.1 million is tax deductible.

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

Discontinued operations/divestitures
In February 2008, consistent with our strategy to refine our portfolio and more fully focus on our growing core pool equipment business globally, we agreed to sell our National Pool Tile business unit to Pool Corporation in a cash transaction. National Pool Tile is the leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets. NPT has annual net sales of over $60 million, with the majority of its sales in the refurbish market. The business sale and first quarter results will be treated as discontinued operations. The transaction is subject to customary closing conditions and is targeted to close by the end of the first quarter 2008.

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

In 2001, we completed the sale of our former Service Equipment businesses (Century Mfg. Co. /Lincoln Automotive Company) to Clore Automotive, LLC. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million related to exiting the remaining two facilities. In March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog
Our backlog of orders as of December 31 by segment was:

In thousands	2007	2006	$ change	% change

Water	$306,906	$238,191	$68,715	28.8%
Technical Products	124,919	100,205	24,714	24.7%

Total	$431,825	$338,396	$93,429	27.6%

The $68.7 million increase in Water Group backlog was primarily due to increased backlog for pumps used in municipal market applications and growth in Asian markets. The $24.7 million increase in Technical Products Group backlog reflected growth in our electrical markets, recovery in North American Electronics markets and growth in Asian markets. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents less than 30 days of shipments, is not deemed to be a significant item. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2007 will be filled in 2008.

Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2007, 2006, and 2005 were $58.8 million, $58.1 million, and $46.0 million, respectively.

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

Employees
As of December 31, 2007, we employed approximately 16,000 people worldwide. Total employees in the United States were approximately 9,300, of whom approximately 900 are represented by five different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

Captive Insurance Subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain foreign operations are established without regard to the availability of insurance.

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

General economic conditions, including credit and residential construction markets, affect demand for our products.

We compete globally in varied markets. Among these, the most significant are North American industrial and commercial markets (for both the Water and Technical Products Groups) and the North American residential market (for the Water Group). Economic conditions in the United States affect the robustness of our North American markets. Important factors include the overall strength of the economy and our customers’ confidence in the economy; industrial and municipal capital spending; the strength of the residential and commercial real estate markets; the age of existing housing stock; unemployment rates; availability of consumer and commercial financing; and interest rates. New construction for residential housing and home improvement activity fell dramatically in 2007, which reduced revenue growth in our Water Group, especially in the pool and spa and flow technologies markets we address. We believe that recent weaknesses in these markets will likely continue to affect our revenues and margins throughout 2008. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

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

In 2007 and 2006, our organic growth was generated in part from expanding international sales, entering new distribution channels, price increases and introducing new products. To grow more rapidly than our end markets, we will have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products, and increase sales of existing products to our customer base. Competitive and economic factors could adversely affect our ability to sustain consistent organic growth. If we are unable to sustain consistent organic growth, we will be less likely to meet our stated revenue growth targets, which together with any resulting impact on our net income growth, would likely adversely affect the market price of our stock.

Our inability to complete, or successfully complete and integrate, acquisitions could adversely affect our financial performance.

Over the past three years, we have grown through acquisitions of businesses within our current business segments, that have generated a significant percentage of our net revenue growth. We may not be able to sustain this level of growth from acquisition activity in the future. We intend to continue to evaluate strategic acquisitions primarily in our current business segments, though we may consider acquisitions outside of these segments as well. Our ability to expand through acquisitions is subject to various risks, including the following:

•	higher acquisition prices;

•	lack of suitable acquisition candidates in targeted product or market areas;

•	increased competition for acquisitions, especially in the water industry;

•	diversion of management time and attention to acquisitions and acquired businesses;

•	inability to integrate acquired businesses effectively or profitably; and

•	inability to achieve anticipated synergies or other benefits from acquisitions.

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

We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in raw materials, especially metals, energy and other costs such as pension, health care and insurance. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

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

Our business exposes us to potential litigation, especially product liability suits that are inherent in the design, manufacture, and sale of our products, such as the Horizon litigation discussed in ITEM 3 and Item 8, Note 15 of this Annual Report on Form 10-K. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us could materially and adversely affect our product reputation, financial condition, results of operations, and cash flows.

The availability and cost of capital could have a negative impact on our continued growth.

Our plans to continue growth in our chosen markets will require additional capital for future acquisitions, capital expenditures for existing businesses, growth of working capital, and continued international and regional expansion. In the past, we have financed our growth primarily through debt financing. While we refinanced our primary credit agreements in the second quarter of 2007, future acquisitions may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future acquisitions could be dilutive to your equity investment if we issue additional stock as consideration. There can be no assurance that we will be able to issue equity securities or to obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our growth strategy, especially our acquisition program, which will limit our growth and revenues in the future.

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

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results. In 2007, the weakness of the US dollar benefited our financial results in foreign jurisdictions significantly. We do not anticipate continuing US dollar weakness in foreign exchange markets in 2008 of a similar magnitude, which may hurt our financial results on a comparative basis. In addition, we source certain products, components and raw materials throughout the world, the import of which into the United States has raised the cost of these goods in US dollars and has impacted the results of our domestic businesses as well. We expect a continuing impact of the weak dollar in 2008, as well, although we expect that we should be able to offset this continuing impact through increased focus on our sourcing programs, productivity gains in our facilities and other cost reductions.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 32% of our net sales in 2007, up from 27% in 2006. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the possibility of terrorist action against us or our operations;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	the difficulty of protecting intellectual property in foreign countries;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

We are exposed to potential environmental and other laws, liabilities and litigation.

We are subject to federal, state, local and foreign laws and regulations governing our environmental practices, public and worker health and safety and the indoor and outdoor environment. Compliance with environmental regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require.

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

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water Group manufacturing operations at 19 plants located throughout the United States and at 18 plants located in 10 other countries. In addition, our Water Group has 65 distribution facilities and 18 sales offices located in numerous countries throughout the world. We carry out our Technical Products Group manufacturing operations at 8 plants located throughout the United States and 11 plants located in 7 other countries. In addition, our Technical Products Group has 11 distribution facilities and 29 sales offices located in numerous countries throughout the world.

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

Environmental
We have been named as defendants, targets, or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2007 and 2006, our undiscounted reserves for such environmental liabilities were approximately $3.5 million and $5.6 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises in July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the passenger cases, plus interest of approximately $1.6 million, in January 2004. All of the passenger cases have now been resolved through either settlement or judgment.

The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts at this trial for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million

(after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts are exclusive of pre-judgment interest and attorneys’ fees.

In January 2008, the District Court ruled on post-trial motions and other previously undecided issues in this litigation. Our motion to reverse the jury verdict in the second trial on lost profits after 1994 was not granted; Celebrity’s damages for out-of-pocket costs and lost profits were reduced by 30% reflecting an earlier finding of its contributory negligence; and pre-judgment interest was awarded to Celebrity at a rate equal to semiannual T-Bill rates compounded annually. In addition, Celebrity and the Essef defendants settled Celebrity’s claim for attorneys’ fees in the passenger cases for $3 million, inclusive of all interest. This amount was paid and expensed in the fourth quarter of 2007.

In the aggregate, damages against the Essef defendants in this litigation total approximately $30.5 million, inclusive of interest through 2007. Judgment on the verdicts has not yet been entered. Once entered, both parties will have thirty days in which to appeal from the judgment. The Essef defendants have not yet determined whether and on what issues they may appeal in this case.

We have assessed the impact of the latest ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account appropriate interest accruals.

We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment, plus interest, upon settlement or finally determined after exhaustion of all appeals.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	52	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Michael V. Schrock	55	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005 — September 2006; President and Chief Operating Officer of Enclosures October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
John L. Stauch	43	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.
Louis L. Ainsworth	60	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.
Frederick S. Koury	47	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret unit of Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.
Michael G. Meyer	49	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001. Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2007, there were 3,817 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2007 and 2006 were as follows:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$33.22	$39.37	$39.67	$36.59	$41.90	$41.55	$34.43	$33.49
Low	$29.35	$30.09	$31.47	$32.03	$34.01	$32.05	$25.69	$26.25
Close	$31.16	$38.57	$33.18	$34.81	$40.75	$34.19	$26.19	$31.40
Dividends declared	$0.15	$0.15	$0.15	$0.15	$0.14	$0.14	$0.14	$0.14

Pentair has paid 128 consecutive quarterly dividends and has increased dividends each year for 31 consecutive years.

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

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2002 and the reinvestment of all dividends since that date to December 31, 2007. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

By virtue of our market capitalization, we are a component of the S&P MidCap 400 Index. On the basis of our size and diversity of businesses, we have not found a readily identifiable peer group. We believe the S&P MidCap 400 Index is an appropriate comparison. We have evaluated other published indices, but have determined that the results are skewed by significantly larger companies included in the indices. We believe such a comparison would not be meaningful.

	Base Period	INDEXED RETURNS
	December	Years Ending December 31:
Company/Index	2002	2003	2004	2005	2006	2007

PENTAIR INC	100	135.06	261.25	209.84	194.03	218.97
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
S&P MIDCAP 400 INDEX	100	135.62	157.97	177.81	196.16	211.81

Purchases of Equity Securities

The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2007:

	(a)	(b)	(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

September 30 — October 27, 2007	30,869	$34.64	30,296	$12,472,131
October 28 — November 24, 2007	532,909	$34.91	362,479	$0
November 25 — December 31, 2007	1,790	$36.76	—	$0

Total	565,568		392,775

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 573 shares for the period September 30 — October 27, 2007, 170,430 shares for the period October 28 — November 24, 2007, and 1,790 shares for the period November 25 — December 31, 2007 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $100 million of our common stock.

(d)	During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expired on December 31, 2007. As of December 31, 2007 we repurchased an additional 1,209,257 shares for $40.6 million pursuant to this plan. In December 2007, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $50 million starting in 2008. The authorization expires on December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands,		Years ended December 31
except per-share data		2007(1)	2006(1)	2005(1)	2004	2003

Statement of operations
Net sales
	Water	$2,348,565	$2,155,225	$2,131,505	$1,563,394	$1,060,303
	Technical Products	1,050,133	999,244	815,074	714,735	582,684

	Total	3,398,698	3,154,469	2,946,579	2,278,129	1,642,987

Sales growth		7.7%	7.1%	29.3%	38.7%	10.4%
Cost of goods sold		2,374,048	2,248,219	2,098,558	1,623,419	1,196,757
Gross profit		1,024,650	906,250	848,021	654,710	446,230
Margin %		30.1%	28.7%	28.8%	28.7%	27.2%
Selling, general and administrative		587,865	537,877	478,370	376,015	253,088
Research and development		58,810	58,055	46,042	31,453	22,932
Operating income(2)
	Water	271,367	215,830	267,675	197,310	143,962
	Technical Products	153,586	148,905	109,229	87,844	51,094
	Other	(46,978)	(54,417)	(53,295)	(37,912)	(24,846)

	Total	377,975	310,318	323,609	247,242	170,210

Margin %		11.1%	9.8%	11.0%	10.9%	10.4%
Net interest expense		70,237	51,881	44,989	37,210	26,395
Gain (loss) on sale of investment, net		(1,230)	364	5,435	—	—
Equity losses of unconsolidated subsidiary		(2,865)	(3,332)	(537)	—	—
Provision for income taxes		93,154	71,702	98,469	73,008	45,665
Income from continuing operations		210,489	183,767	185,049	137,024	98,150
Income from discontinued operations, net of tax		—	—	—	40,248	46,138
Gain (loss) on disposal of discontinued operations, net of tax		438	(36)	—	(6,047)	(2,936)

Net income		$210,927	$183,731	$185,049	$171,225	$141,352

Common share data*
Basic EPS — continuing operations		$2.13	$1.84	$1.84	$1.38	$1.00
Basic EPS — discontinued operations		—	—	—	0.34	0.44

Basic EPS — net income		$2.13	$1.84	$1.84	$1.72	$1.44

Diluted EPS — continuing operations		$2.10	$1.81	$1.80	$1.35	$0.99
Diluted EPS — discontinued operations		—	—	—	0.33	0.43

Diluted EPS — net income		$2.10	$1.81	$1.80	$1.68	$1.42

Cash dividends declared per common share		0.60	0.56	0.52	0.43	0.41
Stock dividends declared per common share		—	—	—	100%	—
Market value per share (December 31)		34.81	31.40	34.52	43.56	22.85

(1)	In 2005 we early adopted SFAS 123R retroactively to January 1, 2005. The incremental impact of the SFAS 123R to the results of operations for 2007, 2006 and 2005 include after tax expense of $9.2 million, $9.9 million, and $12.0 million, respectively, or ($0.09), ($0.10) and ($0.12) diluted EPS, respectively.

(2)	Amounts reflect the effects of the reclassification of equity losses of unconsolidated subsidiary described in Item 8, Note 1 of this Form 10-K.

*	All share and per share information presented in this FORM 10-K has been retroactively restated to reflect the effect of a 100% stock dividend in 2004.

Dollars in thousands,		Years ended December 31
except per-share data		2007	2006	2005	2004	2003

Balance sheet data
Accounts receivable, net		$472,222	$422,134	$423,847	$396,459	$251,475
Inventories		407,127	398,857	349,312	323,676	166,862
Property, plant and equipment, net		367,426	330,372	311,839	336,302	233,106
Goodwill		2,021,526	1,718,771	1,718,207	1,620,404	997,183
Total assets		4,000,614	3,364,979	3,253,755	3,120,575	2,780,677
Total debt		1,060,991	744,061	752,614	736,105	806,493
Shareholders’ equity		1,910,871	1,669,999	1,555,610	1,447,794	1,261,478

Other data
Debt/total capital		35.7%	30.8%	32.6%	33.7%	39.0%
Depreciation
	Water	38,056	35,978	35,842	26,751	20,517
	Technical Products	19,696	19,617	19,318	19,408	19,721
	Other	1,196	1,304	1,405	904	571

	Total	58,948	56,899	56,565	47,063	40,809

Other amortization		25,601	18,197	15,995	7,501	377
Net cash provided by operating activities		341,880	231,611	247,858	264,091	262,939
Capital expenditures — continuing operations		62,129	51,078	62,471	43,107	29,004
Captial expenditures — discontinued operations		—	—	—	5,760	14,618
Capital expenditures — continuing and discontinued operations		62,129	51,078	62,471	48,867	43,622
Employees of continuing operations		16,000	14,800	14,700	12,900	9,000
Days sales outstanding in receivables(1)		53	54	54	52	54
Days inventory on hand(1)		77	76	70	62	59

(1)	Calculated using a 13-month average.

In 2004, we divested our Tools Group. Our financial statements have been restated to reflect the Tools Group as a discontinued operation for all periods presented. The 2004 results reflect a pre-tax gain on the sale of the Tools Group of $3.0 million ($6.0 million loss after tax).

In 2004, we acquired as part of our Water Group all of the capital stock of WICOR Inc., from Wisconsin Energy Corporation for $889.6 million, including cash payment of $871.1 million, cash acquired of $15.5 million, transaction costs of $5.8 million, plus debt assumed of $21.6 million.

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

The following factors and those discussed in ITEM 1A, Risk Factors, of this Form 10-K may impact the achievement of forward-looking statements:

•	changes in general economic and industry conditions, such as:

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to successfully limit any final judgment arising out of the Horizon litigation;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. In 2008, we expect our Water Group and Technical Products Group to generate approximately 70% and 30% of total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.3 billion in 2007. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest enclosures industrial and commercial distribution network in North America and the highest enclosures brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacommunication and telecommunication markets. From 2004 through 2007, sales volumes increased due to the addition of new distributors, new products and higher demand in targeted markets.

Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2007 and will likely impact our results in the future:

•	The housing market and new pool starts slowed in the last three quarters of 2006 and continued to shrink in 2007. We believe that construction of new homes and new pools starts in North America affects approximately 12% of our sales, especially for our pool and spa businesses. This downturn will likely have an adverse impact on our revenues for 2008.

•	The telecommunication equipment market, particularly in North America, has slowed over the past year and a half and impacted North American electronics sales within our Technical Products Group. For the full year 2007, North American electronics sales declined approximately 15% when compared with 2006. The revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some OEM datacommunication programs reaching end-of-life. Based on some recovery of telecommunications equipment procurement in the second half of 2007, we anticipate continuing improvement in 2008 and growth rates in the low double digits for our North American electronics sales. A weak economy in the United States and Europe could reduce the telecommunications capital investments and therefore our anticipated revenue growth.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.

•	We expect our operations to continue to benefit from our PIMS initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.

•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as stainless steel, carbon steel and copper and other costs such as health care and other employee benefit costs.

•	If sales of products into residential end-markets in our Water business continue to slow appreciably, we may consider reducing our investments and consequentially organic growth in those markets and further restructure our operations by closing or downsizing facilities, reducing headcount or taking other market-related actions as we did in 2006 and 2007.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2007 was approximately $285 million, or 135% of our net income. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experienced favorable foreign currency effects on net sales in 2007. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective tax rate for 2007 was 30.7%. The tax rate for 2007 includes a favorable adjustment related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007. We estimate our effective income tax rate for the full year 2008 to be between 33.5% and 34.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Outlook
In 2008, our operating objectives include the following:

•	Continue to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Continue the integration of acquisitions and realize identified synergistic opportunities;

•	Continue proactive talent development, particularly in international management and other key functional areas;

•	Achieve organic sales growth (in excess of market growth rates), particularly in international markets; and

•	Continue to make strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.

On February 5, 2008, we reaffirmed our previously issued fiscal 2008 guidance, which anticipates our earnings per share growth between 8% and 15% to approximately $2.25 to $2.40 per share. Our estimate is based on three primary variables. First, we anticipate modest organic growth in the range of 3% to 5%, including some price and product mix improvements, bringing our total revenues to $3.5 to $3.6 billion for the full year. Second, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and through somewhat higher unit volumes. Third, we anticipate our selling, marketing and R&D expenses will flex with economic conditions in our primary markets.

If economic conditions worsen in North America and Europe, then we expect that our sales and productivity increases may deteriorate from current forecast. In that event, we would reduce discretionary selling, marketing and R&D costs in order to minimize the impact of these declines on our earnings per share, which we anticipate would still meet the bottom of our guidance range. Conversely, if economic conditions hold up and improve over the year, we expect our net income should be able to reach the top of our guidance range. We would then have the flexibility to increase expenditures in our selling, marketing and R&D efforts to maximize organic sales growth in 2008 and sustain anticipated growth in 2009.

We based our guidance on an absence of significant acquisitions or divestitures in 2008. As noted above, in 2008 our objectives may seek to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture of discrete business units to further focus our businesses on their most attractive markets.

The ability to achieve our operating objectives and 2008 guidance will depend, to a certain extent, on factors outside our control. See “Risk Factors” under Part I of this report.

RESULTS OF OPERATIONS
Net sales
The components of the net sales change were:

Percentages	2007 vs. 2006	2006 vs. 2005

Volume	3.5	4.4
Price	2.6	2.5
Currency	1.6	0.2

Total	7.7	7.1

The 7.7 percent increase in consolidated net sales in 2007 from 2006 was primarily the result of:

•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung Pump”) and our April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”);

•	organic sales growth of approximately 2 percent for the full year 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:

•	growth in the Europe and Asia-Pacific markets;

•	higher Technical Product sales into electrical markets;

•	higher second quarter sales of municipal pumps related to a large flood control project; and

•	growth in commercial and industrial water markets.

These increases were partially offset by:

•	lower Technical Products sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	lower sales of certain pump, pool and filtration products related to the downturn in the North American residential housing market and softness in residential pool construction markets; and

•	favorable foreign currency effects.

The 7.1 percent increase in consolidated net sales in 2006 from 2005 was primarily the result of:

•	an increase in sales volume due to our acquisitions, primarily the December 1, 2005 acquisition of the McLean Thermal Management, Aspen Motion Technologies, and Electronic Solutions businesses from APW, Ltd. (collectively, “Thermal”); and

•	organic sales growth of approximately two percent (excluding the effects of acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases.

Sales by segment and the year-over-year changes were as follows:

				2007 vs. 2006		2006 vs. 2005
In thousands	2007	2006	2005	$ change	% change	$ change	% change

Water	$2,348,565	$2,155,225	$2,131,505	$193,340	9.0%	$23,720	1.1%
Technical Products	1,050,133	999,244	815,074	50,889	5.1%	184,170	22.6%

Total	$3,398,698	$3,154,469	$2,946,579	$244,229	7.7%	$207,890	7.1%

Water
The 9.0 percent increase in Water segment sales in 2007 from 2006 was primarily the result of:

•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	organic sales were up 2 percent for the full year 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East;

•	higher second quarter sales of municipal pumps related to a large flood control project; and

•	growth in commercial and industrial water markets.

These increases were partially offset by:

•	a decline in sales of certain pump, pool and filtration products into North American residential markets and softness in residential pool construction markets; and

•	favorable foreign currency effects.

The 1.1 percent increase in Water segment sales in 2006 from 2005 was primarily the result of:

•	organic sales growth of approximately one percent (excluding foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases;

•	strong pump sales in our commercial markets;

•	increased sales in Europe driven by higher pump and filtration sales;

•	sales growth in emerging markets in Asia-Pacific;

•	sales growth of filtration products in our foodservice, commercial, and industrial markets; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	lower sales of pool and spa products due to softening of the U.S. residential housing market and inventory draw-downs by pool distribution customers to position themselves for the softening market.

Technical Products
The 5.1 percent increase in Technical Products segment sales in 2007 from 2006 was primarily the result of:

•	organic sales which were up approximately 2 percent for the full year 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases;

•	strong sales performance in Asia; and

•	increased sales into electrical markets.

These increases were partially offset by:

•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	favorable foreign currency effects.

The 22.6 percent increase in Technical Products segment sales in 2006 from 2005 was primarily the result of:

•	an increase in sales volume due to our December 1, 2005 acquisition of the Thermal businesses;

•	organic sales growth of approximately six percent (excluding acquisitions and foreign currency exchange), which includes selective increases in selling prices to mitigate inflationary cost increases:

•	increased sales in our commercial and industrial markets;

•	increased sales in European test and measurement and telecom markets;

•	higher sales in Asia driven by key OEM programs in China and stronger sales in the telecom and semiconductor markets in Japan; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	lower sales to North American telecom businesses due to weaker markets conditions, customer consolidation and certain key projects reaching end-of-life; and

•	lower sales in data markets related to OEM projects that reached end-of-life or were transitioned to our Asian operations.

Gross profit

In thousands	2007	% of sales	2006	% of sales	2005	% of sales

Gross profit	$1,024,650	30.1%	$906,250	28.7%	$848,021	28.8%

Percentage point change		1.4 pts		(0.1) pts

The 1.4 percentage point increase in gross profit as a percent of sales in 2007 from 2006 was primarily the result of:

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor; and

•	higher cost as a result of a fair market value inventory step-up related to the Jung Pump and Porous Media acquisitions.

The 0.1 percentage point decrease in gross profit as a percent of sales in 2006 from 2005 was primarily the result of:

•	inflationary increases related to material, labor and freight costs;

•	increased reserves for inventory and warranty expenses in our Water Group due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts, and also due to inventory reserves established for pump motors that we no longer expect to need;

•	lower sales of pool and spa products related to the U.S. residential housing market downturn; and

•	operating inefficiencies related to product moves and plant consolidations.

These decreases were partially offset by:

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	cost leverage from increased sales volume in our Technical Products Group; and

•	absence of start-up costs in new water facilities (incurred in 2005).

Selling, general and administrative (SG&A)

In thousands	2007	% of sales	2006	% of sales	2005	% of sales

SG&A	$587,865	17.3%	$537,877	17.1%	$478,370	16.2%

Percentage point change		0.2 pts		0.9 pts

The 0.2 percentage point increase in SG&A expense as a percent of sales in 2007 from 2006 was primarily the result of:

•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments;

•	proportionately higher SG&A expenses in the acquired Jung Pump and Porous Media businesses caused in part by amortization expense related to the intangible assets from those acquisitions; and

•	exit costs incurred in 2007 related to a previously announced 2001 French facility closure.

These increases were partially offset by:

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

The 0.9 percentage point increase in SG&A expense as a percent of sales in 2006 from 2005 was primarily the result of:

•	higher selling, general and administrative expense to fund investments in future growth in our Water Group, including personnel and business infrastructure, with an emphasis on growth in our international markets; and

•	severance costs in our Water Group and at our corporate headquarters, and increased reserves for accounts receivable due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts in our Water Group.

These increases were partially offset by:

•	cost leverage from our increase in sales volume in the Technical Products Group.

Research and development (R&D)

In thousands	2007	% of sales	2006	% of sales	2005	% of sales

R&D	$58,810	1.7%	$58,055	1.8%	$46,042	1.6%

Percentage point change		(0.1) pts		0.2 pts

The 0.1 percentage point decrease in R&D expense as a percent of sales in 2007 from 2006 was primarily the result of:

•	relatively flat R&D expense spending on higher volume.

The 0.2 percentage point increase in R&D expense as a percent of sales in 2006 from 2005 was primarily the result of:

•	additional investments related to new product development initiatives in our Water and Technical Products Groups; and

•	proportionately higher R&D spending in the acquired Thermal businesses.

Operating income

Water

In thousands	2007	% of sales	2006	% of sales	2005	% of sales

Operating income	$271,367	11.6%	$215,830	10.0%	$267,675	12.6%

Percentage point change		1.6 pts		(2.6) pts

The 1.6 percentage point increase in Water segment operating income as a percent of net sales in 2007 from 2006 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	income generated by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	curtailment of long-term defined benefit pension and retiree medical plans; and

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor;

•	a decline in sales of certain pump, pool and filtration products into North American residential markets;

•	amortization expense related to the intangible assets from the Jung Pump and Porous Media acquisitions; and

•	higher cost as a result of a fair market value inventory step-up related to the Jung Pump and Porous Media acquisitions.

The 2.6 percentage point decrease in Water segment operating income as a percent of net sales in 2006 from 2005 was primarily the result of:

•	inflationary increases related to material, labor, and freight costs;

•	lower sales of pool and spa products related to the U.S. residential housing market downturn;

•	planned investments in new products and new customers, reinforcing international talent, and implementing a unified business infrastructure in Europe;

•	unfavorable product mix;

•	increased inventory, warranty, and accounts receivable reserves and severance costs due to the effects of the U.S. residential housing market downturn on the spa and bath markets and new pool starts; and

•	manufacturing inefficiencies resulting from plant and product line moves.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from continued success of PIMS, including lean and supply management activities.

Technical Products

In thousands	2007	% of sales	2006	% of sales	2005	% of sales

Operating income	$153,586	14.6%	$148,905	14.9%	$109,229	13.4%

Percentage point change		(0.3) pts		1.5 pts

The 0.3 percentage point decrease in Technical Products segment operating income as a percent of net sales in 2007 from 2006 was primarily the result of:

•	inflationary increases related to raw materials such as stainless steel and labor costs;

•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	exit costs incurred in 2007 related to a previously announced 2001 French facility closure.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings realized from the continued success of PIMS, including lean and supply management activities; and

•	increased sales in our electrical markets.

The 1.5 percentage point increase in Technical Products segment operating income as a percent of net sales in 2006 from 2005 was primarily the result of:

•	leverage gained on volume expansion through market share growth;

•	savings realized from the continued success of PIMS, including lean and supply management activities; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	inflationary increases related to materials, labor and freight costs.

Net interest expense

In thousands	2007	2006	Difference	% change	2006	2005	Difference	% change

Net interest expense	$70,237	$51,881	$18,356	35.4%	$51,881	$44,989	$6,892	15.3%

The 35.4 percent increase in interest expense from continuing operations in 2007 from 2006 was primarily the result of:

•	an increase in outstanding debt primarily related to the Jung Pump and Porous Media acquisitions.

The 15.3 percent increase in interest expense from continuing operations in 2006 from 2005 was primarily the result of:

•	increases in interest rates;

•	higher average outstanding debt in 2006 primarily as a result of the acquired Thermal businesses and an increase in inventory; and

•	incremental interest expense related to the payments made in connection with the final resolution of the net asset value dispute with The Black and Decker Corporation (“BDK”) in the first quarter of 2006.

These increases were partially offset by:

•	favorable adjustments to interest expense related to the favorable settlement of prior years’ federal tax returns in the second and third quarters of 2006.

Provision for income taxes

In thousands	2007	2006	2005

Income from continuing operations before income taxes	$303,643	$255,469	$283,518
Provision for income taxes	93,154	71,702	98,469
Effective tax rate	30.7%	28.1%	34.7%

The 2.6 percentage point increase in the tax rate in 2007 from 2006 was primarily the result of:

•	higher utilization of foreign tax credits in 2006; and

•	the favorable settlement in 2006 of prior years’ federal tax returns.

These increases were partially offset by:

•	a favorable adjustment in 2007 related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.

The 6.6 percentage point decrease in the tax rate in 2006 from 2005 was primarily the result of:

•	higher utilization of foreign tax credits in 2006;

•	the favorable settlement in 2006 of prior years’ federal tax returns; and

•	an unfavorable settlement in 2005 for a routine tax exam for prior years in Germany.

These decreases were partially offset by:

•	a favorable settlement in 2005 related to prior years’ federal tax returns; and

•	a favorable adjustment in 2005 related to the filing of our 2004 federal tax return.

We expect our full year effective tax rate in 2008 to be between 33.5% and 34.5%. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. In 2007, we invested $488 million in acquisitions, repurchased $41 million of our stock, and paid $60 million in dividends.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	December 31	December 31	December 31
Days	2007	2006	2005

Days of sales in accounts receivable	53	54	54
Days inventory on hand	77	76	70
Days in accounts payable	54	56	56

Operating activities
Cash provided by operating activities was $341.9 million in 2007, or $110.3 million higher compared with the same period in 2006. The increase in cash provided by operating activities was due primarily to working capital reductions during 2007 versus 2006 and higher net income. In the future, we expect our working capital ratios to improve as we continue to capitalize on our PIMS initiatives.

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

In December 2007 and 2006, we sold approximately $50 million and $30 million, respectively, of accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk because we did not offer or the customer did not take advantage of the early pay discounts. In compliance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2007 and 2006, a loss in the amount of $1.2 million and $0.8 million related to the sale of accounts receivable is included in the line item Gain(loss) on sale of assets, net in our Consolidated Statements of Income.

Investing activities
Capital expenditures in 2007, 2006, and 2005 were $62.1 million, $51.1 million and $62.5 million, respectively. We anticipate capital expenditures for fiscal 2008 to be approximately $65 to $75 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and general maintenance capital.

On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.5 million, including a cash payment of $29.3 million and transaction costs of $0.2 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.8 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $14.0 million, including definite-lived intangibles, such as non-compete agreements, customer relationships and proprietary technology of $10.5 million with a weighted average amortization period of approximately 8 years. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media, two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s results of operations have been included in our consolidated financial statements since the date of acquisition. Porous Media brings strong technical ability to our Water Group, including engineering, material science, media development and application capabilities. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others. Goodwill recorded as part of the purchase price allocation was $128.1 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $73.8 million, including definite-lived intangibles, such as proprietary technology and customer relationships of $60.6 million with a weighted average amortization period of approximately 11 years. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pump for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million. Jung Pump’s results of operations have been included in our consolidated financial statements since the date of acquisition. Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $123.4 million, of which approximately $53 million is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $135.7 million, including definite-lived intangibles, primarily customer relationships of $71.6 million with a weighted average amortization period of approximately 15 years.

On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear’s results of operations have been included in our consolidated financial statements since the date of acquisition. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the purchase price allocation was $9.2 million, all of which is tax deductible.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the purchase price allocations was $9.3 million, of which $3.1 million is tax deductible.

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

During 2007, we made investments in and loans to certain joint ventures in the amount of $5.5 million.

Cash proceeds from the sale of property and equipment of $5.2 million in 2007 was primarily related to the sale of a facility for our Technical Products Group. Cash proceeds from the sale of property and equipment of $17.1 million in 2005 was primarily related to the sale of three facilities for our Water Group.

On December 1, 2005, we acquired, as part of our Technical Products Group, the Thermal businesses from APW, Ltd. for $143.9 million, including a cash payment of $140.6 million and transaction costs of $3.3 million. These businesses provide thermal management solutions and integration services to the telecommunications, data communications, medical, and security markets. Final goodwill recorded as part of the purchase price allocation was $71.1 million, all of which is tax deductible. Final identifiable intangible assets acquired as part of the acquisition were $45.6 million, including definite-lived intangibles, such as proprietary technology and customer relationships, of $23.1 million with a weighted average amortization period of approximately 12 years.

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

Financing activities
Net cash provided by financing activities was $222.7 million in 2007 versus a cash use of $117.8 million and $43.8 million in 2006 and 2005, respectively. The increase in 2007 primarily relates to the additional borrowings to fund the Jung Pumpen and Porous Media acquisitions. Financing activities consisted primarily of proceeds from debt issuances and draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, dividend payments, share repurchases, cash received from stock option exercises and tax benefits related to stock-based compensation.

In June 2007, we entered into an amended and restated multi-currency revolving credit facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub-facilities to support investment outside the U.S. The Credit Facility expires June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees under the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2007, we had $106.0 million of commercial paper outstanding that matures within 71 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

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

We used $250 million of the proceeds from the sale of the Notes to retire a $250 million 364-day Term Loan Agreement that we entered into in April 2007, which we used in part to pay the cash purchase price of our Porous Media acquisition which closed in April 2007.

We were in compliance with all debt covenants as of December 31, 2007.

In addition to the Credit Facility, we have $29.7 million of uncommitted credit facilities, under which we had drawn $13.5 million in borrowings as of December 31, 2007.

Our current credit ratings are as follows:

	Long-Term Debt	Current Rating
Rating Agency	Rating	Outlook

Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable

On March 7, 2007, Standard & Poor’s Ratings Services revised its current rating outlook on us from stable to negative. At the same time, Standard & Poor’s affirmed its long-term debt rating of ’BBB’. Standard & Poor’s stated that the outlook revision reflects the additional leverage and stress on credit metrics that would result from the acquisition of Porous Media. The negative outlook indicates the rating could be lowered if financial policies become more aggressive or if operating results are weaker than expected.

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

As of December 31, 2007, our capital structure consisted of $1,061.0 million in total indebtedness and $1,910.9 million in shareholders’ equity. The ratio of debt-to-total capital at December 31, 2007 was 35.7%, compared with 30.8% at December 31, 2006. Our targeted debt-to-total capital ratio is 40% or less.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2007 of $59.9 million, compared with $56.6 million in 2006 and $53.1 million in 2005. We anticipate continuing the practice of paying dividends on a quarterly basis.

During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expired on December 31, 2007. As of December 31, 2007 we repurchased an additional

1,209,257 shares for $40.6 million pursuant to this plan. In December 2007, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $50 million starting in 2008. The authorization expires on December 31, 2008.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
In thousands	2008	2009	2010	2011	2012	5 Years	Total

Long-term debt obligations	$18,768	$251,176	$235	$123	$290,451	$500,238	$1,060,991
Interest obligations on fixed-rate debt	42,215	42,215	22,590	22,590	22,590	84,225	236,425
Capital lease obligations	244	275	182	121	—	—	822
Operating lease obligations, net of sublease rentals	27,004	21,176	16,291	14,071	9,673	13,370	101,585
Other long-term liabilities	1,452	945	226	226	226	—	3,075

Total contractual cash obligations, net	$89,683	$315,787	$39,524	$37,131	$322,940	$597,833	$1,402,898

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2007, variable interest rate debt, including the effects of derivative financial instruments, was $202.4 million at a weighted average interest rate of 5.27%.

We expect to make contributions in the range of $20 million to $25 million to our pension plans in 2008. The 2008 expected contributions will equal or exceed our minimum funding requirements.

As of December 31, 2007, the gross liability for uncertain tax positions under FIN 48 is $23.9 million. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

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

	Twelve Months Ended December 31
In thousands	2007	2006	2005

Cash flow provided by operating activities	$341,880	$231,611	$247,858
Capital expenditures	(62,129)	(51,078)	(62,471)
Proceeds from sale of property and equipment	5,209	684	17,111

Free cash flow	284,960	181,217	202,498
Net income	210,927	183,731	185,049

Conversion of net income	135%	99%	109%

In 2008, our objective is to generate free cash flow that equals or exceeds 100% of net income.

Off-balance sheet arrangements
At December 31, 2007, we had no off-balance sheet financing arrangements.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2007 and 2006, our undiscounted reserves for such environmental liabilities were approximately $3.5 million and $5.6 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2007 and 2006, the outstanding value of these instruments totaled $58.5 million and $59.6 million, respectively.

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

Our critical accounting estimates include the following:

Impairment of Goodwill
The fair value of each of our reporting units was estimated using a discounted cash flow approach. The test for impairment requires us to make several estimates about projected future cash flows and appropriate discount rates. If these estimates change, we may incur charges for impairment of goodwill. During the fourth quarter of 2007, we completed our annual impairment test of goodwill and determined there was no impairment.

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

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.50% in 2007, 6.00% in 2006 and 5.75% in 2005. The discount rates on our foreign plans ranged from 2.00% to 5.25% in 2007, 2.00% to 5.15% in 2006 and 2.00% to 4.90% in 2005. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2008.

Expected rate of return
Our expected rate of return on plan assets in 2007 equaled 8.5%, which remained unchanged from 2006 and 2005. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2007, the pension plan assets yielded a return of 7.8%, compared to returns of 12.3% in 2006 and 4.2% in 2005. In 2007, our expected return on plan assets was higher than our actual return on plan assets, in 2006, our expected return on plan assets was lower than our actual return on plan assets and in 2005, our expected return on plan assets was higher than our actual return on plans assets. The significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 was primarily attributable to the fluctuations of our common stock during 2005 which approximates 10% of the plan assets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2008.

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

Our derivatives and other financial instruments consist of long-term debt (including current portion), short-term borrowing and interest rate swaps. The net market value of these financial instruments combined is referred to below as the net financial instrument position. As of December 31, 2007 and December 31, 2006, the net financial instrument position was a liability of $1,076.5 million and $753.6 million, respectively.

Interest rate risk
Our debt portfolio, including swap agreements, as of December 31, 2007 was primarily comprised of debt predominantly denominated in U.S. dollars (97%). This debt portfolio is comprised of 62% fixed-rate debt and 38% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed rate swap agreement we entered with an effective date of April 2006 and August 2007, our debt portfolio is comprised of 81% fixed-rate debt and 19% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2007, a 100 basis point increase or decrease in interest rates would result in a $2.0 million increase or decrease in interest incurred.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting for December 31, 2007. That attestation report is set forth immediately following the report of Deloitte & Touche LLP on the financial statements included herein.

Randall J. Hogan Chairman and Chief Executive Officer	John L. Stauch Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the internal control over financial reporting of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended December 31, 2007, of the Company, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s changes in its method of accounting for uncertain tax positions in 2007.

Minneapolis, Minnesota
February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 10 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in 2007 and as discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and postretirement benefit plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 25, 2008

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2007	2006	2005

Net sales	$3,398,698	$3,154,469	$2,946,579
Cost of goods sold	2,374,048	2,248,219	2,098,558

Gross profit	1,024,650	906,250	848,021
Selling, general and administrative	587,865	537,877	478,370
Research and development	58,810	58,055	46,042

Operating income	377,975	310,318	323,609
Gain (loss) on sale of assets, net	(1,230)	364	5,435
Equity losses of unconsolidated subsidiary	(2,865)	(3,332)	(537)
Interest income	1,657	745	576
Interest expense	71,894	52,626	45,565

Income from continuing operations before income taxes	303,643	255,469	283,518
Provision for income taxes	93,154	71,702	98,469

Income from continuing operations	210,489	183,767	185,049
Gain (loss) on disposal of discontinued operations, net of tax	438	(36)	—

Net income	$210,927	$183,731	$185,049

Earnings per common share
Basic
Continuing operations	$2.13	$1.84	$1.84
Discontinued operations	—	—	—

Basic earnings per common share	$2.13	$1.84	$1.84

Diluted
Continuing operations	$2.10	$1.81	$1.80
Discontinued operations	—	—	—

Diluted earnings per common share	$2.10	$1.81	$1.80

Weighted average common shares outstanding
Basic	98,762	99,784	100,665
Diluted	100,205	101,371	102,618

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$70,795	$54,820
Accounts and notes receivable, net of allowances of $28,565 and $34,254, respectively	472,222	422,134
Inventories	407,127	398,857
Deferred tax assets	51,556	50,578
Prepaid expenses and other current assets	36,321	31,239

Total current assets	1,038,021	957,628
Property, plant and equipment, net	367,426	330,372
Other assets
Goodwill	2,021,526	1,718,771
Intangibles, net	491,403	287,011
Other	82,238	71,197

Total other assets	2,595,167	2,076,979

Total assets	$4,000,614	$3,364,979

LIABLITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$13,586	$14,563
Current maturities of long-term debt	5,182	7,625
Accounts payable	231,643	206,286
Employee compensation and benefits	112,147	88,882
Current pension and post-retirement benefits	8,557	7,918
Accrued product claims and warranties	49,382	44,093
Income taxes	12,599	22,493
Accrued rebates and sales incentives	36,867	39,419
Other current liabilities	90,943	90,003

Total current liabilities	560,906	521,282
Other liabilities
Long-term debt	1,042,223	721,873
Long-term income taxes payable	21,306	—
Pension and other retirement compensation	161,042	207,676
Post-retirement medical and other benefits	37,147	47,842
Deferred tax liabilities	170,033	109,781
Other non-current liabilities	97,086	86,526

Total liabilities	2,089,743	1,694,980
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 99,221,831 and 99,777,165 shares issued and outstanding, respectively	16,537	16,629
Additional paid-in capital	476,242	488,540
Retained earnings	1,296,226	1,148,126
Accumulated other comprehensive income	121,866	16,704

Total shareholders’ equity	1,910,871	1,669,999

Total liabilities and shareholders’ equity	$4,000,614	$3,364,979

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
In thousands	2007	2006	2005

Operating activities
Net income	$210,927	$183,731	$185,049
Adjustments to reconcile net income to net cash provided by operating activities
(Gain) loss on disposal of discontinued operations	(438)	36	—
Equity losses of unconsolidated subsidiary	2,865	3,332	537
Depreciation	58,948	56,899	56,565
Amortization	25,601	18,197	15,995
Deferred income taxes	(16,496)	(11,085)	5,898
Stock compensation	22,913	25,377	24,186
Excess tax benefits from stock-based compensation	(4,204)	(3,043)	(8,676)
Gain on sale of investment, net	(1,929)	(364)	(5,435)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(16,777)	15,873	(20,946)
Inventories	19,057	(39,354)	(19,201)
Prepaid expenses and other current assets	2,504	(5,052)	(120)
Accounts payable	18,134	(18,935)	6,629
Employee compensation and benefits	4,129	(13,229)	(21,394)
Accrued product claims and warranties	4,739	456	(1,099)
Income taxes	1,885	9,556	10,357
Other current liabilities	(2,947)	(13,784)	4,609
Pension and post-retirement benefits	6	19,398	16,512
Other assets and liabilities	12,963	3,554	(976)

Net cash provided by continuing operations	341,880	231,563	248,490
Net cash provided by (used for) operating activities of discontinued operations	—	48	(632)

Net cash provided by operating activities	341,880	231,611	247,858
Investing activities
Capital expenditures	(62,129)	(51,078)	(62,471)
Proceeds from sale of property and equipment	5,209	684	17,111
Acquisitions, net of cash acquired	(487,561)	(29,286)	(150,534)
Divestitures	—	(24,007)	(10,155)
Proceeds from sale of investment	—	1,153	23,835
Other	(5,544)	(7,523)	(2,071)

Net cash used for investing activities	(550,025)	(110,057)	(184,285)
Financing activities
Net short-term (repayments) borrowings	(1,830)	13,831	—
Proceeds from long-term debt	1,269,428	608,975	413,279
Repayment of long-term debt	(954,077)	(631,755)	(395,978)
Debt issuance costs	(1,876)	—	—
Excess tax benefits from stock-based compensation	4,204	3,043	8,676
Proceeds from exercise of stock options	7,388	4,066	8,380
Repurchases of common stock	(40,641)	(59,359)	(25,000)
Dividends paid	(59,910)	(56,583)	(53,134)

Net cash provided by (used for) financing activities	222,686	(117,782)	(43,777)
Effect of exchange rate changes on cash	1,434	2,548	(2,791)

Change in cash and cash equivalents	15,975	6,320	17,005
Cash and cash equivalents, beginning of period	54,820	48,500	31,495

Cash and cash equivalents, end of period	$70,795	$54,820	$48,500

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Unearned	Accumulated
			Additional		non-vested	other
	Common shares		paid-in	Retained	stock	comprehensive		Comprehensive
In thousands, except share and per-share data	Number	Amount	capital	earnings	compensation	income (loss)	Total	income

Balance — December 31, 2004	100,967,385	$16,828	$517,369	$889,063	$(7,872)	$32,406	$1,447,794

Net income				185,049			185,049	$185,049
Change in cumulative translation adjustment						(28,406)	(28,406)	(28,406)
Adjustment in minimum pension liability, net of $3,645 tax benefit						(5,702)	(5,702)	(5,702)
Changes in market value of derivative financial instruments						716	716	716

Comprehensive income								$151,657

Effect of accounting change (SFAS 123R)			(7,872)		7,872		—
Tax benefit of stock compensation			10,707				10,707
Cash dividends — $0.52 per common share				(53,134)			(53,134)
Share repurchases	(755,663)	(126)	(24,874)				(25,000)
Exercise of stock options, net of 549,150 shares tendered for payment	747,282	125	1,371				1,496
Issuance of restricted shares, net of cancellations	289,764	48	248				296
Amortization of restricted shares							—
Shares surrendered by employees to pay taxes	(46,531)	(8)	(1,920)				(1,928)
Stock compensation			23,722				23,722

Balance — December 31, 2005	101,202,237	$16,867	$518,751	$1,020,978	$—	$(986)	$1,555,610

Net income				183,731			183,731	$183,731
Change in cumulative translation adjustment						28,471	28,471	28,471
Adjustment in minimum pension liability, net of $1,685 tax benefit						1,513	1,513	1,513
Changes in market value of derivative financial instruments						657	657	657

Comprehensive income								$214,372

Adjustment to initially applu SFAS 158, net of $8,280 tax benefit						(12,951)	(12,951)
Tax benefit of stock compensation			3,338				3,338
Cash dividends — $0.56 per common share				(56,583)			(56,583)
Share repurchases	(1,986,026)	(332)	(59,027)				(59,359)
Exercise of stock options, net of 183,866 shares tendered for payment	310,963	52	2,846				2,898
Issuance of restricted shares, net of cancellations	324,219	54	304				358
Amortization of restricted shares			10,677				10,677
Shares surrendered by employees to pay taxes	(74,228)	(12)	(2,589)				(2,601)
Stock compensation			14,240				14,240

Balance — December 31, 2006	99,777,165	$16,629	$488,540	$1,148,126	$—	$16,704	$1,669,999

Net income				210,927			210,927	$210,927
Change in cumulative translation adjustment						72,901	72,901	72,901
Adjustment in minimum pension liability, net of $23,784 tax						37,201	37,201	37,201
Changes in market value of derivative financial instruments						(4,940)	(4,940)	(4,940)

Comprehensive income								$316,089

Adjustment to initially apply FIN 48				(2,917)			(2,917)
Tax benefit of stock compensation			5,654				5,654
Cash dividends — $0.60 per common share				(59,910)			(59,910)
Share repurchases	(1,209,257)	(202)	(40,439)				(40,641)
Exercise of stock options, net of 342,870 shares tendered for payment	491,618	83	4,348				4,431
Issuance of restricted shares, net of cancellations	313,160	52	530				582
Amortization of restricted shares			9,256				9,256
Shares surrendered by employees to pay taxes	(150,855)	(25)	(4,820)				(4,845)
Stock compensation			13,173				13,173

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$—	$121,866	$1,910,871

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

Use of estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates. The critical accounting policies that require our most significant estimates and judgments include:

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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts; reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2007 and 2006, respectively.

In December 2007 and 2006, we sold approximately $50 million and $30 million, respectively, of accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk because we did not offer or the customer did not take advantage of the early pay discounts. In compliance with Statement

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

of Financial Accounting Standards (“SFAS’) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2007 and 2006, a loss in the amount of $1.2 million and $0.8 million related to the sale of accounts receivable is included in the line item Gain (loss) on sale of assets, net in our Consolidated Statements of Income.

Inventories
Inventories are stated at the lower of cost or market with substantially all costed using the first-in, first-out (“FIFO”) method and with an insignificant amount of inventories located outside the United States costed using a moving average method which approximates FIFO.

Change in accounting principle
Prior to October 1, 2006, inventories in the United States were costed using both the last-in, first-out (“LIFO”) and FIFO methods, and inventories outside the United States were costed primarily using the FIFO methods with smaller amounts of inventory using the LIFO and moving average methods. Effective that date, we elected to change our method of accounting to cost all inventories previously costed using the LIFO method using the FIFO method to better reflect the current value of inventory in the balance sheet and to provide a better matching of revenue and expense in the consolidated statements of income. In addition, this change results in a more unified method of inventory costing. The result of the accounting change was immaterial to our consolidated financial statements for all periods presented. Accordingly, the cumulative effect of the accounting change was recorded in the consolidated statement of income in the fourth quarter of 2006, rather than retrospectively applied to the prior period consolidated financial statements.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Goodwill and identifiable intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested for impairment on an annual basis. During the fourth quarter of 2007, we completed our annual impairment test of goodwill and determined there was no impairment.

Our primary identifiable intangible assets include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology, and customer relationships. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2007, we completed our annual impairment test for those identifiable assets not subject to amortization and determined there was no impairment.

Cost and equity method investments
We have investments that are accounted for at historical cost or, if we have significant influence over the investee, using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Income. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2007 and 2006, reserves for policy claims were $61.4 million ($10.0 million included in Accrued product claims and warranties and $51.4 million included in Other non-current liabilities) and $54.3 million ($10.0 million included in Accrued product claims and warranties and $44.3 million included in Other non-current liabilities), respectively.

Stock-based compensation
We account for the fair value recognition provisions of SFAS No. 123R (revised 2004), Share Based Payment, (“SFAS 123R”) which revised SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) requiring us to recognize expense related to the fair value of our stock-based compensation awards.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Basic and diluted earnings per share were calculated using the following:

In thousands, except per-share data	2007	2006	2005

Earnings per common share — basic
Continuing operations	$210,489	$183,767	$185,049
Discontinued operations	438	(36)	—

Net income	$210,927	$183,731	$185,049

Continuing operations	$2.13	$1.84	$1.84
Discontinued operations	—	—	—

Basic earnings per common share	$2.13	$1.84	$1.84

Earnings per common share — diluted
Continuing operations	$210,489	$183,767	$185,049
Discontinued operations	438	(36)	—

Net income	$210,927	$183,731	$185,049

Continuing operations	$2.10	$1.81	$1.80
Discontinued operations	—	—	—

Diluted earnings per common share	$2.10	$1.81	$1.80

Weighted average common shares outstanding — basic	98,762	99,784	100,665
Dilutive impact of stock-based compensation	1,443	1,587	1,953

Weighted average common shares outstanding — diluted	100,205	101,371	102,618

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,841	3,089	1,040

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the Consolidated Statements of Income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

New accounting standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our consolidated results of operations and financial condition.

In March 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 is not expected to have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141R on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated results of operations and financial condition.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Reclassifications
The 2006 and 2005 Consolidated Statements of Income and the Consolidated Statements of Cash Flows has been reclassified from the 2006 and 2005 presentation to conform to the 2007 presentation. The reclassification reflects the presentation of Equity losses of unconsolidated subsidiary of $3.3 million and $0.5 million, respectively, as a separate line item below Operating income in the Consolidated Statements of Income rather than as a component of Selling, general and administrative, and as a separate line in the Adjustments to reconcile net income to net cash provided by operating activities in the Consolidated Statements of Cash Flows, rather than as a component of Other assets and liabilities. This reclassification corrects the previous presentation and was not material to the financial statements. It did not affect Net income within the Consolidated Statements of Income or net cash provided by (used in) operating, investing or financing activities within the Consolidated Statements of Cash Flows.

2.	Acquisitions
On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.5 million, including a cash payment of $29.3 million and transaction costs of $0.2 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.8 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $14.0 million, including definite-lived intangibles, such as non-compete agreements, customer relationships and proprietary technology of $10.5 million with a weighted average amortization period of approximately 8 years. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”), two privately held filtration and separation technologies businesses, for $224.9 million, including a cash payment of $225.0 million and transaction costs of $0.4 million, less cash acquired of $0.5 million. Porous Media’s results of operations have been included in our consolidated financial statements since the date of acquisition. Porous Media brings strong technical ability to our Water Group, including engineering, material science, media development and application capabilities. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others. Goodwill recorded as part of the purchase price allocation was $128.1 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $73.8 million, including definite-lived intangibles, such as proprietary technology and customer relationships of $60.6 million with a weighted average amortization period of approximately 11 years. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung Pump”) for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million. Jung Pump’s results of operations have been included in our consolidated financial statements since the date of acquisition. Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia. Goodwill recorded as part of the purchase price allocation was $123.4 million, of which approximately $53 million is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $135.7 million, including definite-lived intangibles, primarily customer relationships of $71.6 million with a weighted average amortization period of approximately 15 years.

On April 12, 2006, we acquired as part of our Water Group the assets of Geyer’s Manufacturing & Design Inc. and FTA Filtration, Inc. (together “Krystil Klear”), two privately-held companies, for $15.5 million in cash. Krystil Klear’s results of operations have been included in our consolidated financial statements since the date of acquisition. Krystil Klear expands our industrial filtration product offering to include a full range of steel and stainless steel tanks which house filtration solutions. Goodwill recorded as part of the purchase price allocation was $9.2 million, all of which is tax deductible.

During 2006, we completed several other small acquisitions totaling $14.2 million in cash and notes payable, adding to both our Water and Technical Products Groups. Total goodwill recorded as part of the purchase price allocations was $9.3 million, of which $3.1 million is tax deductible.

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

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2007, and 2006 are presented as if the acquisitions had been completed at the beginning of each period presented:

	Years Ended December 31
In thousands, except per-share data	2007	2006

Pro forma net sales from continuing operations	$3,428,601	$3,314,976
Pro forma net income from continuing operations	210,173	184,931
Pro forma net income	210,611	184,895
Pro forma earnings per common share — continuing operations
Basic	$2.13	$1.85
Diluted	$2.10	$1.82
Weighted average common shares outstanding
Basic	98,762	99,784
Diluted	100,205	101,371

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. The adjustments do

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

In 2001, we completed the sale of our former Service Equipment businesses (Century Mfg. Co. /Lincoln Automotive Company) to Clore Automotive, LLC. In the fourth quarter of 2003, we reported an additional loss from discontinued operations of $2.9 million related to exiting the remaining two facilities. In March 2006, we exited a leased facility from our former Service Equipment business resulting in a net cash outflow of $2.2 million and an immaterial gain from disposition.

Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to the Tools Group. The amounts include an allocation of interest based on a ratio of the net assets of the discontinued operations to the total net assets of Pentair.

In thousands	2007	2006	2005

Gain (loss) on disposal of discontinued operations before income taxes	$762	$(3,621)	$(4,197)
Income tax (benefit) expense	324	(3,585)	(4,197)

Gain (loss) on disposal of discontinued operations, net of tax	$438	$(36)	$—

We recorded a pretax gain on the disposal of discontinued operations of $0.8 million as of December 31, 2007 and pre-tax losses on the disposal of discontinued operations of $3.6 million and $4.2 million as of December 31, 2006 and 2005 respectively. The 2007 gain was primarily due to the decrease of accruals as we settled certain obligations. The 2006 loss was primarily due to an unfavorable arbitration ruling resulting in a purchase price adjustment associated with the sale of our former Tools Group. The additional 2005 loss relates to increased reserve requirements for product recalls and contingent purchase price adjustments associated with the sale of our former Tools Group. Income tax expense of $0.3 was recorded for the year ended December 31, 2007 and income tax benefits of $3.6 million and $4.2 million were recorded for the years ended December 31, 2006 and 2005, respectively. The effective tax rate for discontinued operations in 2007 differs from the statutory rate primarily due to the settlement of prior period tax returns. The effective tax rate for discontinued operations in 2006 differs from the statutory rate primarily due to the reversal of prior years’ tax reserves and research and development tax credits. The effective tax rate in 2005 for discontinued operations differs from the statutory rate due primarily to research and development tax credits and permanent book/tax differences.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

4.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2007 by segment is as follows:

			Foreign Currency	December 31,
In thousands	December 31, 2006	Acqusitions	Translation	2007

Water	$1,449,460	$253,380	$26,193	$1,729,033
Technical Products	269,311	11,634	11,548	292,493

Consolidated Total	$1,718,771	$265,014	$37,741	$2,021,526

The acquired goodwill in the Water Group is related primarily to our acquisitions of Jung Pump and Porous Media acquisitions during 2007. The acquired goodwill in the Technical Products Group is related primarily to our acquisition of Calmark during 2007.

			Foreign Currency	December 31,
In thousands	December 31, 2005	Acqusitions	Translation	2006

Water	$1,433,280	$5,357	$10,823	$1,449,460
Technical Products	284,927	(22,253)	6,637	269,311

Consolidated Total	$1,718,207	$(16,896)	$17,460	$1,718,771

The acquired goodwill in the Water Group is related primarily to our acquisition of Krystil Klear during 2006. The acquired goodwill in the Technical Products Group is related primarily to a purchase price allocation adjustment of our December 2005 Thermal acquisition and one small acquisition during 2006.

The detail of acquired intangible assets consisted of the following:

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net

Finite-life intangible assets
Patents	$15,457	$(7,904)	$7,553	$15,433	$(6,001)	$9,432
Non-compete agreements	4,922	(4,110)	812	4,343	(3,091)	1,252
Proprietary technology	59,944	(12,564)	47,380	45,755	(8,240)	37,515
Customer relationships	238,712	(30,378)	208,334	110,616	(15,924)	94,692

Total finite-life intangible assets	$319,035	$(54,956)	$264,079	$176,147	$(33,256)	$142,891
Indefinite-life intangible assets
Brand names	$227,324	$—	$227,324	$144,120	$—	$144,120

Total intangibles, net	$546,359	$(54,956)	$491,403	$320,267	$(33,256)	$287,011

Intangible asset amortization expense in 2007, 2006, and 2005 was $21.8 million, $13.2 million, and $11.7 million, respectively.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2008	2009	2010	2011	2012

Estimated amortization expense	$22,365	$21,831	$21,158	$21,031	$20,004

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

5.	Supplemental Balance Sheet Information

In thousands	2007	2006

Inventories
Raw materials and supplies	$199,330	$186,508
Work-in-process	51,807	55,141
Finished goods	155,990	157,208

Total inventories	$407,127	$398,857

Property, plant and equipment
Land and land improvements	$35,038	$28,989
Buildings and leasehold improvements	211,079	181,335
Machinery and equipment	558,424	521,245
Construction in progress	30,737	38,312

Total property, plant and equipment	835,278	769,881
Less accumulated depreciation and amortization	467,852	439,509

Property, plant and equipment, net	$367,426	$330,372

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

Equity method investments
We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with ITT Water Technologies, Inc. that began design, development, and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our financial statements as we do not have a controlling interest over the investment. The investment in and loans to FARADYNE were $8.7 million and $5.4 million at December 31, 2007 and December 31, 2006, respectively, which is net of our proportionate share of the results of their operations.

6.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2007	2006	2005

Interest payments	$68,034	$52,957	$44,403
Income tax payments	98,798	77,225	79,414

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

7.	Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) consist of the following:

In thousands	2007	2006	2005

Minimum pension liability adjustments, net of tax	$8,229	$(28,972)	$(17,534)
Foreign currency translation adjustments	117,417	44,516	16,045
Market value of derivative financial instruments, net of tax	(3,780)	1,160	503

Accumulated other comprehensive income (loss)	$121,866	$16,704	$(986)

In 2007, the minimum pension liability adjustment decreased by $37.2 million compared to the prior year primarily due to the increase in the discount rate and the curtailments of certain pension plans and retiree medical benefits. In 2006, the minimum pension liability adjustment increased compared to the prior year primarily due to the adoption of SFAS 158, as noted in Note 11. The net foreign currency translation gain in 2007 and 2006 of $72.9 million and $28.5 million, respectively, was primarily the result of the weakening of the U.S. dollar against the euro. Changes in the market value of derivative financial instruments were impacted primarily by the changing interest rates. Fluctuations in the value of hedging instruments are generally offset by changes in the cash flows of the underlying exposures being hedged.

8.	Debt

Debt and the average interest rates on debt outstanding as of December 31 are summarized as follows:

	Average
	interest rate
	December 31,	Maturity	December 31	December 31
In thousands	2007	(Year)	2007	2006

Commercial paper, maturing within 71 days	5.39%		$105,990	$208,882
Revolving credit facilities	5.31%	2012	76,722	25,000
Private placement — fixed rate	5.65%	2013-17	400,000	135,000
Private placement — floating rate	5.54%	2012-13	205,000	100,000
Senior notes	7.85%	2009	250,000	250,000
Other	4.49%	2008-16	20,792	21,972

Total contractual debt obligations			1,058,504	740,854
Fair value of outstanding swaps			2,487	3,207

Total debt, including current portion per balance sheet			1,060,991	744,061
Less: Current maturities			(5,182)	(7,625)
Short-term borrowings			(13,586)	(14,563)

Long-term debt			$1,042,223	$721,873

In June 2007, we entered into an amended and restated multi-currency revolving credit facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub-facilities to support investments outside the U.S. The Credit Facility expires June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees under the Credit Facility vary based on our credit ratings.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2007, we had $106.0 million of commercial paper outstanding that matures within 71 days.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

In addition to the Credit Facility, we have $29.7 million of uncommitted credit facilities, under which we had $13.5 million outstanding as of December 31, 2007.

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

We were in compliance with all debt covenants as of December 31, 2007.

Debt outstanding at December 31, 2007, matures on a calendar year basis as follows:

In thousands	2008	2009	2010	2011	2012	Thereafter	Total

Contractual debt obligation maturities	$17,555	$250,254	$187	$75	$290,403	$500,030	$1,058,504
Other maturities	1,213	922	48	48	48	208	2,487

Total maturities	$18,768	$251,176	$235	$123	$290,451	$500,238	$1,060,991

9.	Derivative and Financial Instruments

Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $3.7 million at December 31, 2007 and is recorded in Other non-current liabilities.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $2.5 million and an asset $1.9 million at December 31, 2007 and 2006, respectively and is recorded in Other non-current liabilities and Other assets, respectively.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheets, with changes in their fair value included in Accumulated other comprehensive income (“OCI”). Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. No hedging relationships were de-designated during 2007.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

In anticipation of issuing new debt in the second quarter of 2007 and to partially hedge the risk of future increases to the treasury rate, we entered into an agreement on March 30, 2007 to lock in existing ten-year rates on $200 million. The treasury rate was fixed at 4.64% and the agreement was settled on May 3, 2007. The treasury rate lock agreement was designated as and was effective as a cash-flow hedge. The treasury rate lock agreement was settled at an interest rate of 4.67% and the corresponding settlement benefit of $0.5 million is included in OCI in our Consolidated Balance Sheet and is recognized in earnings over the life of the related debt.

Fair value of financial instruments
The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2007		2006
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$407,398	$407,398	$347,920	$347,920
Fixed rate	651,106	662,906	392,934	403,807

Total	$1,058,504	$1,070,304	$740,854	$751,727

Derivative financial instruments
Market value of variable to fixed interest rate swap (liability) asset	$(6,198)	$(6,198)	$1,901	$1,901

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and variable rate debt) — recorded amount approximates fair value because of the short maturity period;

•	long-term fixed rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms; and

•	interest rate swap agreements — fair value is based on market or dealer quotes.

10.	Income Taxes

Income from continuing operations before income taxes consisted of the following:

In thousands	2007	2006	2005

United States	$224,120	$205,049	$219,556
International	79,523	50,420	63,962

Income from continuing operations before taxes	$303,643	$255,469	$283,518

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The provision for income taxes for continuing operations consisted of the following:

In thousands	2007	2006	2005

Currently payable
Federal	$68,846	$51,834	$59,355
State	9,552	9,998	7,369
International	19,820	14,273	23,796

Total current taxes	98,218	76,105	90,520
Deferred
Federal and state	3,610	(8,063)	5,837
International	(8,674)	3,660	2,112

Total deferred taxes	(5,064)	(4,403)	7,949

Total provision for income taxes	$93,154	$71,702	$98,469

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2007	2006	2005

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.6	2.5	2.3
Tax effect of stock-based compensation	0.3	0.4	0.6
Tax effect of international operations	(5.2)	(8.2)	(1.2)
Tax credits	(0.8)	(1.1)	(1.5)
Domestic manufacturing deduction	(1.3)	(0.8)	(0.5)
ESOP dividend benefit	(0.2)	(0.3)	(0.3)
All other, net	0.3	0.6	0.3

Effective tax rate on continuing operations	30.7	28.1	34.7

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

Subsequent to the adjustment to retained earnings of $2.9 million, our total liability for gross unrecognized tax benefits as of January 1, 2007, the date of adoption of FIN 48, was $16.9 million. If recognized, $15.0 million would affect our effective tax rate. Included in the total liability for unrecognized tax benefits of $16.9 million at the date of adoption of FIN 48 was $2.5 million related to discontinued operations. If recognized, $1.8 million would affect the effective tax rate for discontinued operations.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Reconciliation of the beginning and ending gross unrecognized tax benefits follows:

In thousands

Gross unrecognized tax benefits upon adoption on January 1, 2007	$16,923
Gross increases for tax positons in prior periods	4,476
Gross decreases for tax positions in prior periods	(305)
Gross increases based on tax positions related to the current year	3,617
Reductions for settlements and payments	(832)
Reductions due to statute expiration	—

Gross unrecognized tax benefits at December 31, 2007	$23,879

Included in the $23.9 million of total gross unrecognized tax benefits as of December 31, 2007 was $21.2 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2007 may decrease by a range of $0 to $4.4 million during the next twelve months primarily as a result of the resolution of federal, state and foreign examinations and the expiration of various statutes of limitations.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of January 1, 2007, we had recorded approximately $0.3 million for the possible payment of penalties and $1.5 million related to the possible payment of interest. During 2007 we recognized additional interest expense of $1.9 million. As of December 31, 2007, we had recorded approximately $0.3 million for the possible payment of penalties and $3.0 million related to the possible payment of interest.

During 2007, our effective tax rate was impacted by a favorable adjustment related to the measurement of deferred tax assets and liabilities to account for the changes in German tax law enacted on August 17, 2007.

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

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2007, approximately $139.0 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Foreign tax credits would be available to reduce or eliminate the resulting United States income tax liability.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2007 Deferred Tax		2006 Deferred Tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$3,508	$—	$5,984	$—
Inventory valuation	2,954	—	1,864	—
Accelerated depreciation/amortization	—	16,205	—	20,116
Accrued product claims and warranties	38,736	—	36,940	—
Employee benefit accruals	87,645	—	111,046	—
Goodwill and other intangibles	—	177,611	—	163,256
Other, net	—	46,819	—	31,665

Total deferred taxes	$132,843	$240,635	$155,834	$215,037

Net deferred tax liability		$(107,792)		$(59,203)

Other Long-Term Assets includes a deferred tax asset of $10.7 million, reflected above in other, related to a foreign tax credit carryover from the tax period ended December 31, 2006. This foreign tax credit is eligible for carryforward until the tax period ending December 31, 2016.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns through 2003 with no material adjustments. The IRS has also completed a survey of our 2004 U.S. federal income tax return with no material findings. In connection with the completion of the 2002 to 2003 federal income tax audit and the 2004 survey, we recognized benefits of $8.0 million and $1.8 million in our second and third quarter 2006 income statements, respectively. We were notified during February, 2008 that the IRS will be initiating an exam of our 2005 and 2006 federal tax returns. We do not expect any material impact on earnings to result from the resolution of matters related to open tax years; however, actual settlements may differ from amounts accrued.

Non-U.S. tax losses of $27.0 million and $9.1 million were available for carryforward at December 31, 2007 and 2006, respectively. A valuation allowance reflected above in other, of $2.4 million and $1.6 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available that may not be realized as of December 31, 2007 and 2006, respectively. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. The non-U.S. operating losses are subject to varying expiration periods and will begin to expire in 2009. State tax losses of $69.0 million and $64.4 million were available for carryforward at December 31, 2007 and 2006, respectively. A valuation allowance reflected above in other, of $2.4 million and $2.6 million exists for deferred income tax benefits related to the carryforwards available at December 31, 2007 and December 31, 2006, respectively. Certain state tax losses will expire in 2008, while others are subject to carryforward periods of up to twenty years.

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

In 2007, under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a pension curtailment gain of $5.5 million related to the announcement that we will be freezing certain pension plans as of December 31, 2017. Also, we recognized a curtailment gain of $4.1 million related to the termination of certain post-retirement health care benefits.

Obligations and Funded Status
The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension Benefits		Post-Retirement
In thousands	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation beginning of year	$563,895	$542,104	$51,577	$57,566
Service cost	17,457	18,411	585	736
Interest cost	31,584	29,676	2,983	3,195
Amendments	76	—	—	—
Benefits curtailed	(16,323)	—	(4,126)	—
Actuarial gain	(44,069)	(10,473)	(6,639)	(6,345)
Translation loss	7,700	8,057	—	—
Benefits paid	(25,672)	(23,880)	(3,544)	(3,575)

Benefit obligation end of year	$534,648	$563,895	$40,836	$51,577

Change in plan assets
Fair value of plan assets beginning of year	$373,229	$351,656	$—	$—
Actual return on plan assets	27,286	40,173	—	—
Asset transfer — divestiture	—	(99)	—	—
Company contributions	13,000	4,308	3,544	3,575
Translation gain	194	1,071	—	—
Benefits paid	(25,672)	(23,880)	(3,544)	(3,575)

Fair value of plan assets end of year	$388,037	$373,229	$—	$—

Funded status
Plan assets less than benefit obligation	$(146,611)	$(190,666)	$(40,836)	$(51,577)

Net amount recognized	$(146,611)	$(190,666)	$(40,836)	$(51,577)

Of the $146.6 million underfunding at December 31, 2007, $113.9 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits		Post-retirement
In thousands	2007	2006	2007	2006

Noncurrent assets	$154	$2,458	$—	$—
Current liabilities	(4,578)	(4,183)	(3,689)	(3,735)
Noncurrent liabilities	(142,187)	(188,941)	(37,147)	(47,842)

Net amount recognized	$(146,611)	$(190,666)	$(40,836)	$(51,577)

The accumulated benefit obligation for all defined benefit plans was $482.7 million and $490.4 million at December 31, 2007, and 2006, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2007	2006

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$90,449	$365,615
Accumulated benefit obligation	198,108	485,204
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$371,297	$365,615
Projected benefit obligation	518,062	558,738

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2007	2006	2005	2007	2006	2005

Service cost	$17,457	$18,411	$16,809	$585	$735	$850
Interest cost	31,584	29,676	29,515	2,983	3,195	3,787
Expected return on plan assets	(28,539)	(27,977)	(29,443)	—	—	—
Amortization of transition obligation	20	20	20	—	—	—
Amortization of prior year service cost (benefit)	160	289	289	(245)	(236)	(199)
Recognized net actuarial (gain) loss	3,195	4,119	2,764	(1,423)	(846)	—
Curtailment gain	(5,533)	—	—	(4,126)	—	—

Net periodic benefit cost	$18,344	$24,538	$19,954	$(2,226)	$2,848	$4,438

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits		Post-retirement
In thousands	2007	2006	2007	2006

Net transition obligation	$50	$67	$—	$—
Prior service cost (benefit)	404	485	222	(23)
Net actuarial (gain) loss	12,753	68,587	(26,915)	(21,622)

Accumulated other comprehensive income (loss)	$13,207	$69,139	$(26,693)	$(21,645)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Net actuarial loss	$146	$(3,301)
Prior service cost	165	(135)
Transition obligation	20	—

Total estimated 2008 amortization	$331	$(3,436)

Additional Information

Change in accumulated other comprehensive income, net of tax:

In thousands	2007	2006

Beginning of the year	$(28,972)	$	*
Additional prior service cost incurred during the year	(46)		*
Actuarial gains incurred during the year	42,995		*
Translation gains (losses) incurred during the year	(900)		*
Amortization during the year:
Transition obligation	12		*
Unrecognized prior service cost	(52)		*
Actuarial gains	(4,808)		*

End of the year	$8,229		$(28,972)

*	Not applicable due to adoption of SFAS 158

Assumptions

Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2007	2006	2005	2007	2006	2005

Discount rate	6.50	6.00	5.75	6.50	6.00	5.75
Rate of compensation increase	5.00	5.00	5.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2007	2006	2005	2007	2006	2005

Discount rate	6.00	5.75	5.75	6.00	5.75	5.75
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	5.00	5.00	5.00

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.50% in 2007, 6.00% in 2006 and 5.75% in 2005. The discount rates on our foreign plans ranged from 2.00% to 5.25% in 2007, 2.00% to 5.15% in 2006 and 2.00% to 4.90% in 2005. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2008.

Expected rate of return
Our expected rate of return on plan assets in 2007 equaled 8.5%, which remained unchanged from 2006 and 2005. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2007, the pension plan assets yielded a return of 7.8%, compared to returns of 12.3% in 2006 and 4.2% in 2005. In 2007, our expected return on plan assets was higher than our actual return on plan assets, in 2006, our expected return on plan assets was lower than our actual return on plan assets and in 2005, our expected return on plan assets was higher than our actual return on plans assets. The significant difference between our expected return on plan assets compared to our actual return on plan assets in 2005 was primarily attributable to the fluctuations of our common stock during 2005 which approximates 10% of the plan assets. There are no known or anticipated changes in our return assumption that will impact our pension expense in 2008. We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Pension and post-retirement related adjustments to equity
In 2005, our discount rate remained consistent with 2004; however, a lower return on plan assets as well as a decrease in the discount rates for our foreign plans resulted in an after-tax charge to equity of $5.7 million. In 2006, our discount rate increased from 5.75% to 6.00% and our return on plan assets was higher than anticipated. Before the effect of adopting SFAS 158, we had an after-tax increase in equity of $1.5 million. The effect of initially applying SFAS 158 resulted in an after-tax charge to equity of $12.9 million. In 2007, our discount rate increased from 6.00% to 6.50%, and we incurred curtailment gains in both pension and retiree medical plans which resulted in an after-tax increase to equity of $37.2 million.

Net periodic benefit cost
Total net periodic pension benefit cost was $18.3 million in 2007, $24.5 million in 2006, and $20.0 million in 2005. Total net periodic pension benefit cost is expected to be approximately $20.0 million in 2008. The net periodic pension benefit cost for 2008 has been estimated assuming a discount rate of 6.50% and an expected return on plan assets of 8.50%.

Unrecognized pension and post-retirement gains
As of our December 31, 2007 measurement date, our plans have $20.4 million of cumulative unrecognized gains. To the extent the unrecognized gains, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years). The amount included in net periodic benefit cost for loss amortization was $1.8 million and $3.3 million in 2007 and 2006, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The assumed health care cost trend rates at December 31 are as follows:

	2007	2006

Health care cost trend rate assumed for next year	10.00%	10.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
In thousands	Increase	Decrease

Effect on total annual service and interest cost	$109	$(96)
Effect on post-retirement benefit obligation	503	(451)

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

Asset allocation
Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

			Investment Policy
Asset Class	2007(1)	2006(1)	Target	Minimum	Maximum

Large Capitalization U.S. Stocks	17.3%	18.0%	20.0%	15.0%	25.0%
Mid Capitalization, U.S. Stocks	11.7%	12.4%	12.5%	7.5%	17.5%
Small Capitalization, U.S. Stocks	7.3%	7.5%	7.5%	2.5%	12.5%
Pentair Stock	8.7%	8.2%	10.0%	0.0%	10.0%
International (Non-U.S.) Stocks	21.1%	21.3%	20.0%	15.0%	25.0%
Private Equity	0.1%	0.2%	0.0%	0.0%	10.0%
Fixed Income (Bonds)	8.8%	9.5%	10.0%	5.0%	15.0%
Fund of Hedged Funds	21.5%	11.7%	20.0%	15.0%	25.0%
Cash	3.5%	11.2%

(1)	Actual asset allocation as of December 31, 2007 and 2006, respectively.

We regularly review our asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate. From time to time, we may be outside our targeted ranges by amounts we deem acceptable.

Equity securities include Pentair common stock in the amount of $32.8 million and $29.6 million at December 31, 2007 and 2006, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Cash Flows
Contributions
Pension contributions totaled $13.0 million and $4.3 million in 2007 and 2006, respectively. Our 2008 pension contributions are expected to be in the range of $20 million to $25 million. The increase in the 2008 expected contribution relates primarily to the enactment of the Pension Protection Act of 2006. The 2008 expected contributions will equal or exceed our minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement

2008	$26.6	$3.7
2009	25.2	3.6
2010	26.1	3.6
2011	26.9	3.6
2012	28.6	3.6
2013-2017	172.5	17.7

Savings plan
We have a 401(k) plan (“the plan”) with an employee stock ownership (“ESOP”) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. Matching contributions are made in cash to employees who meet certain eligibility and service requirements. Our matching contribution is fixed at 50% of eligible employee contributions, and is limited to 5% of employee compensation contributed by employees.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Our combined expense for the plan and ESOP was approximately $11.9 million, $12.3 million, and $8.8 million, in 2007, 2006, and 2005, respectively.

Other retirement compensation
Total other accrued retirement compensation was $14.4 million and $17.0 million in 2007 and 2006, respectively, and is included in the pension and other retirement compensation line of our Consolidated Balance Sheet.

12.	Shareholders’ Equity
Authorized shares
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock with authorization to issue up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2007 or December 31, 2006.

Purchase rights
On December 10, 2004, our Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock. The dividend was payable upon the close of business on January 28, 2005 to the shareholders of record upon the close of business on January 28, 2005. Each Right

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Share repurchases
During 2006, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $100 million. As of December 31, 2006, we had purchased 1,986,026 shares for $59.4 million pursuant to this authorization during 2006. In December 2006, the Board of Directors authorized the continuation of the repurchase program in 2007 with a maximum dollar limit of $40.6 million. This authorization expired on December 31, 2007. As of December 31, 2007 we repurchased an additional 1,209,257 shares for $40.6 million pursuant to this plan. In December 2007, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $50 million starting in 2008. The authorization expires on December 31, 2008.

13.	Stock Plans
Total stock-based compensation expense from continuing operations in 2007, 2006, and 2005 was $22.9 million, $25.3 million, and $24.2 million, respectively.

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.58%	4.57%	3.97%
Expected dividend yield	1.92%	1.45%	1.29%
Expected stock price volatility	28.50%	31.50%	34.50%
Expected lives	4.8 yrs	4.5 yrs.	3.6 yrs.

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

Non-vested shares and rights to non-vested shares
Under the Plan, eligible employees are awarded non-vested shares or rights to non-vested shares (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Non-vested share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the value of non-vested shares and rights to non-vested shares was $9.3 million in 2007, $11.1 million in 2006, and $7.0 million in 2005.

Stock appreciation rights, performance shares, and performance units
Under the Plan, the Committee is permitted to issue these awards; however, there have been no issuances of these awards.

Outside directors nonqualified stock option plan
Nonqualified stock options are granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the “Directors Plan”) with an exercise price equal to the market value of the shares on the option grant dates. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. The Directors Plan expired in January 2008.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Stock options
The following table summarizes stock option activity under all plans:

	2007
		Exercise	Remaining	Aggregate
Options Outstanding	Shares	Price(1)	Contractual Life(1)	Intrinsic Value

Balance January 1	6,335,636	$29.26
Granted	1,667,435	31.55
Exercised	(834,488)	20.03
Forfeited	(193,222)	36.24
Expired	(117,395)	40.68

Balance December 31	6,857,966	$30.54	6.0	$41,441,028

Options exercisable December 31	4,537,712	$28.64	4.8	$36,308,104
Shares available for grant December 31	7,565,440

(1)	Weighted average

The weighted-average grant date fair value of options granted in 2007, 2006, and 2005 was estimated to be $8.44, $10.90, and $11.44 per share, respectively. The total intrinsic value of options that were exercised during 2007, 2006, and 2005 was $12.6 million, $8.5 million, and $29.5 million, respectively. At December 31, 2007, the total unrecognized compensation cost related to stock options was $5.7 million. This cost is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises for the years ended December 31, 2007, 2006, and 2005 was $7.4 million, $4.1 million, and $8.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.1 million, $2.4 million, and $9.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The following table summarizes non-vested share activity under all plans:

	2007
		Grant Date
Non-vested Shares Outstanding	Shares	Fair Value(1)

Balance January 1	1,068,049	$31.52
Granted	377,005	31.35
Vested	(425,497)	24.57
Forfeited	(75,278)	36.01

Balance December 31	944,279	$34.23

(1)	Weighted average

As of December 31, 2007, there was $12.6 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $13.5 million, $8.2 million, and $6.6 million, respectively.

The actual tax benefit realized for the tax deductions from non-vested share-based compensation arrangements totaled $4.2 million, $2.6 million, and $2.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

During 2007 and 2005, we increased the contractual term of options for certain individuals resulting in additional compensation expense of $0.9 million and $0.4 million, respectively, under SFAS 123R.

14.	Business Segments
We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•	Water — manufactures and markets essential products and systems used in the movement, storage, treatment, and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — designs, manufactures, and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

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

Financial information by reportable business segment is included in the following summary:

In thousands	2007	2006	2005	2007	2006	2005

	Net sales to external customers			Operating income (loss)

Water	$2,348,565	$2,155,225	$2,131,505	$271,367	$215,830	$267,675
Technical Products	1,050,133	999,244	815,074	153,586	148,905	109,229
Other	—	—	—	(46,978)	(54,417)	(53,295)

Consolidated	$3,398,698	$3,154,469	$2,946,579	$377,975	$310,318	$323,609

	Identifiable assets(1)			Depreciation

Water	$3,191,830	$2,605,103	$2,501,297	$38,056	$35,978	$35,842
Technical Products	724,466	681,257	640,729	19,696	19,617	19,318
Other(1)	84,318	78,619	111,729	1,196	1,304	1,405

Consolidated	$4,000,614	$3,364,979	$3,253,755	$58,948	$56,899	$56,565

	Amortization			Capital expenditures

Water	$18,917	$11,292	$11,494	$36,597	$29,733	$44,790
Technical Products	2,515	1,931	177	23,956	20,959	15,826
Other	4,169	4,974	4,324	1,576	386	1,855

Consolidated	$25,601	$18,197	$15,995	$62,129	$51,078	$62,471

(1)	All cash and cash equivalents are included in Other.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table presents certain geographic information:

	Net Sales to External Customers			Long-Lived Assets
In thousands	2007	2006	2005	2007	2006	2005

U.S	$2,595,754	$2,567,744	$2,423,934	$225,647	$219,847	$235,021
Europe	527,374	405,751	378,418	104,226	77,291	53,701
Asia and other	275,570	180,974	144,227	37,553	33,234	23,117

Consolidated	$3,398,698	$3,154,469	$2,946,579	$367,426	$330,372	$311,839

Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant, and equipment, net of related depreciation.

We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category.

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, one customer accounted for just over 11% of segment sales in 2007, one customer accounted for just over 10% of segment sales in 2006 and no single customer accounted for more than 10% of segment sales in 2005. In our Technical Products segment, no single customer accounted for more than 10% of segment sales in 2007, 2006, or 2005.

15.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases follows:

In thousands	2007	2006	2005

Gross rental expense	$38,183	$39,497	$33,651
Sublease rental income	(78)	(264)	(214)

Net rental expense	$38,105	$39,233	$33,437

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2008	2009	2010	2011	2012	Thereafter	Total

Minimum lease payments	$27,410	$21,514	$16,291	$14,071	$9,673	$13,370	$102,329
Minimum sublease rentals	(406)	(338)	—	—	—	—	(744)

Net future minimum lease commitments	$27,004	$21,176	$16,291	$14,071	$9,673	$13,370	$101,585

Environmental
We have been named as defendants, targets, or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2007 and 2006, our undiscounted reserves for such environmental liabilities were approximately $3.5 million and $5.6 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Horizon litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation (“Essef”) and certain of its subsidiaries prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises in July 1994.

The individual and class claims by passengers were tried and resulted in an adverse jury verdict finding liability on the part of the Essef defendants (70%) and Celebrity and its sister company, Fantasia (together 30%). After expiration of post-trial appeals, we paid all outstanding punitive damage awards of $7.0 million in the passenger cases, plus interest of approximately $1.6 million, in January 2004. All of the passenger cases have now been resolved through either settlement or judgment.

The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts at this trial for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts are exclusive of pre-judgment interest and attorneys’ fees.

In January 2008, the District Court ruled on post-trial motions and other previously undecided issues in this litigation. Our motion to reverse the jury verdict in the second trial on lost profits after 1994 was not granted; Celebrity’s damages for out-of-pocket costs and lost profits were reduced by 30% reflecting an earlier finding of its contributory negligence; and pre-judgment interest was awarded to Celebrity at a rate equal to semiannual T-Bill rates compounded annually. In addition, Celebrity and the Essef defendants settled Celebrity’s claim for attorneys’ fees in the passenger cases for $3 million, inclusive of all interest. This amount was paid and expensed in the fourth quarter of 2007.

In the aggregate, damages against the Essef defendants in this litigation total approximately $30.5 million, inclusive of interest through 2007. Judgment on the verdicts has not yet been entered. Once entered, both parties will have thirty days in which to appeal from the judgment. The Essef defendants have not yet determined whether and on what issues they may appeal in this case.

We have assessed the impact of the latest ruling on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account appropriate interest accruals.

We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment, plus interest, upon settlement or finally determined after exhaustion of all appeals.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

The changes in the carrying amount of service and product warranties for the year ended December 31, 2007 and 2006 are as follows:

In thousands	2007	2006

Balance at beginning of the year	$34,093	$33,551
Service and product warranty provision	69,031	48,791
Payments	(65,272)	(49,190)
Acquired	1,116	484
Translation	414	457

Balance at end of the year	$39,382	$34,093

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2007 and December 31, 2006, the outstanding value of these instruments totaled $58.5 million and $59.6 million, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

16.	Selected Quarterly Financial Data (Unaudited)
The following table represents the 2007 quarterly financial information:

	2007
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$807,995	$922,645	$837,834	$830,224	$3,398,698
Gross profit	237,403	283,445	246,167	257,635	1,024,650
Operating income(2)	81,110	114,881	91,821	90,163	377,975
Income from continuing operations	42,130	62,001	58,044	48,314	210,489
Gain on disposal of discontinued operations, net of tax	143	64	—	231	438
Net income	42,273	62,065	58,044	48,545	210,927
Earnings per common share(1)
Basic
Continuing operations	$0.43	$0.63	$0.59	$0.49	$2.13
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.43	$0.63	$0.59	$0.49	$2.13

Diluted
Continuing operations	$0.42	$0.62	$0.58	$0.48	$2.10
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.42	$0.62	$0.58	$0.48	$2.10

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts reflect the effects of the reclassification of equity losses of unconsolidated subsidiary described in Note 1.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table represents the 2006 quarterly financial information:

	2006
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$771,389	$862,022	$778,020	$743,038	$3,154,469
Gross profit	222,508	262,689	212,487	208,566	906,250
Operating income(2)	79,165	108,740	61,011	61,402	310,318
Income from continuing operations	43,071	68,633	33,441	38,622	183,767
Gain (loss) on disposal of discontinued operations, net of tax	(1,451)	—	1,400	15	(36)
Net income	41,620	68,633	34,841	38,637	183,731
Earnings per common share(1)
Basic
Continuing operations	$0.43	$0.68	$0.34	$0.39	$1.84
Discontinued operations	(0.01)	—	0.01	—	—

Basic earnings per common share	$0.42	$0.68	$0.35	$0.39	$1.84

Diluted
Continuing operations	$0.42	$0.67	$0.33	$0.39	$1.81
Discontinued operations	(0.01)	—	0.01	—	—

Diluted earnings per common share	$0.41	$0.67	$0.34	$0.39	$1.81

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

(2)	Amounts reflect the effects of the reclassification of equity losses of unconsolidated subsidiary described in Note 1.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

17.	Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of December 31, 2007 and 2006, the related condensed consolidated statements of income and statements of cash flows for each of the three years in the period ended December 31, 2007, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries. The following condensed financial statements also reflect a change in the presentation of the earnings from investments in subsidiary as previously disclosed in our 2006 and 2005 footnote.

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the year ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,678,525	$915,316	$(195,143)	$3,398,698
Cost of goods sold	—	1,913,597	655,078	(194,627)	2,374,048

Gross profit	—	764,928	260,238	(516)	1,024,650
Selling, general and administrative	13,595	410,038	164,748	(516)	587,865
Research and development	—	44,302	14,508	—	58,810

Operating (loss) income	(13,595)	310,588	80,982	—	377,975
Earnings from investment in subsidiary	170,603	—	—	(170,603)	—
Gain (loss) on sale of assets, net	—	(1,230)	—	—	(1,230)
Equity losses of unconsolidated subsidiary	—	(2,865)	—	—	(2,865)
Net interest (income) expense	(76,304)	149,532	(2,991)	—	70,237

Income (loss) before income taxes	233,312	156,961	83,973	(170,603)	303,643
Provision for income taxes	22,823	54,901	15,430	—	93,154

Income (loss) from continuing operations	210,489	102,060	68,543	(170,603)	210,489
Gain on disposal of discontinued operations, net of tax	438	—	—	—	438

Net income (loss)	$210,927	$102,060	$68,543	$(170,603)	$210,927

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6,674	$10,849	$53,272	$—	$70,795
Accounts and notes receivable, net	522	334,777	188,313	(51,390)	472,222
Inventories	—	282,453	124,674	—	407,127
Deferred tax assets	70,494	36,197	7,947	(63,082)	51,556
Prepaid expenses and other current assets	12,673	9,805	37,246	(23,403)	36,321

Total current assets	90,363	674,081	411,452	(137,875)	1,038,021
Property, plant and equipment, net	5,140	220,425	141,861	—	367,426
Other assets
Investments in subsidiaries	2,434,205	90,212	575,238	(3,099,655)	—
Goodwill	—	1,604,802	416,724	—	2,021,526
Intangibles, net	—	329,196	162,207	—	491,403
Other	80,575	14,991	17,054	(30,382)	82,238

Total other assets	2,514,780	2,039,201	1,171,223	(3,130,037)	2,595,167

Total assets	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$13,586	$—	$13,586
Current maturities of long-term debt	20,114	265	338,827	(354,024)	5,182
Accounts payable	2,138	176,378	104,336	(51,209)	231,643
Employee compensation and benefits	15,935	59,462	36,750	—	112,147
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	34,378	15,004	—	49,382
Income taxes	3,207	(5,948)	15,340	—	12,599
Accrued rebates and sales incentives	—	28,413	8,454	—	36,867
Other current liabilities	19,510	53,506	40,779	(22,852)	90,943

Total current liabilities	69,461	346,454	573,076	(428,085)	560,906

Other liabilities
Long-term debt	1,021,464	1,972,953	34,139	(1,986,333)	1,042,223
Long-term taxes payable	21,306	—		—	21,306
Pension and other retirement compensation	67,872	22,905	70,265	—	161,042
Post-retirement medical and other benefits	21,958	45,571	—	(30,382)	37,147
Deferred tax liabilities	3,429	171,215	58,471	(63,082)	170,033
Due to / (from) affiliates	(542,763)	205,731	689,149	(352,117)	—
Other non-current liabilities	36,685	7,085	53,316	—	97,086

Total liabilities	699,412	2,771,914	1,478,416	(2,859,999)	2,089,743
Shareholders’ equity	1,910,871	161,793	246,120	(407,913)	1,910,871

Total liabilities and shareholders’ equity	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$210,927	$102,060	$68,543	$(170,603)	$210,927
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of discontinued operations	(438)	—	—	—	(438)
Equity losses of unconsolidated subsidiary	—	2,865	—	—	2,865
Depreciation	1,197	39,376	18,375	—	58,948
Amortization	4,168	16,340	5,093	—	25,601
Earnings from investments in subsidiaries	(170,603)	—	—	170,603	—
Deferred income taxes	(5,534)	8,500	(19,462)	—	(16,496)
Stock compensation	22,913	—	—	—	22,913
Excess tax benefits from stock-based compensation	(4,204)	—	—	—	(4,204)
Gain on sale of assets, net	(1,929)	—	—	—	(1,929)
Intercompany dividends	(24)	—	24	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	3,928	(7,795)	(20,667)	7,757	(16,777)
Inventories	—	9,833	9,224	—	19,057
Prepaid expenses and other current assets	(7,649)	12,409	(8,708)	6,452	2,504
Accounts payable	(174)	14,267	11,791	(7,750)	18,134
Employee compensation and benefits	(3,984)	9,790	(1,677)	—	4,129
Accrued product claims and warranties	—	5,423	(684)	—	4,739
Income taxes	6,664	(7,633)	2,854	—	1,885
Other current liabilities	11,265	(7,155)	(598)	(6,459)	(2,947)
Pension and post-retirement benefits	3,933	(9,074)	5,147	—	6
Other assets and liabilities	4,445	4,763	3,611	144	12,963

Net cash provided by continuing operations	74,901	193,969	72,866	144	341,880
Net cash used for discontinued operations	—	—	—	—	—

Net cash provided by operating activities	74,901	193,969	72,866	144	341,880
Investing activities
Capital expenditures	(1,577)	(34,177)	(26,375)	—	(62,129)
Proceeds from sales of property and equipment	—	944	4,265	—	5,209
Acquisitions, net of cash acquired	(487,211)	—	(350)	—	(487,561)
Investment in subsidiaries	174,397	(155,116)	(19,281)	—	—
Divestitures	—	—	—	—	—
Other	3,047	(4,091)	(4,500)	—	(5,544)

Net cash used for investing activities	(311,344)	(192,440)	(46,241)	—	(550,025)
Financing activities
Net short-term borrowings (repayments)	(1,830)	—	—	—	(1,830)
Proceeds from long-term debt	1,269,428	—	—	—	1,269,428
Repayment of long-term debt	(954,077)	—	—	—	(954,077)
Debt issuance costs	(1,876)	—	—	—	(1,876)
Proceeds from exercise of stock options	7,388	—	—	—	7,388
Excess tax benefit from stock-based compensation	4,204	—	—	—	4,204
Repurchases of common stock	(40,641)	—	—	—	(40,641)
Dividends paid	(59,910)	—	—	—	(59,910)

Net cash provided by financing activities	222,686	—	—	—	222,686
Effect of exchange rate changes on cash	11,621	2,770	(12,813)	(144)	1,434

Change in cash and cash equivalents	(2,136)	4,299	13,812	—	15,975
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$6,674	$10,849	$53,272	$—	$70,795

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,596,642	$722,606	$(164,779)	$3,154,469
Cost of goods sold	682	1,887,551	524,674	(164,688)	2,248,219

Gross profit	(682)	709,091	197,932	(91)	906,250
Selling, general and administrative	24,366	381,877	131,725	(91)	537,877
Research and development	—	45,600	12,455	—	58,055

Operating (loss) income	(25,048)	281,614	53,752	—	310,318
Earnings from investment in subsidiaries	157,446	—	—	(157,446)	—
Gain (loss) on sale of assets, net	1,152	(788)	—	—	364
Equity losses of unconsolidated subsidiary	—	(3,332)	—	—	(3,332)
Net interest (income) expense	(63,991)	119,461	(3,589)	—	51,881

Income (loss) before income taxes	197,541	158,033	57,341	(157,446)	255,469
Provision for income taxes	13,774	37,549	20,379	—	71,702

Income (loss) from continuing operations	183,767	120,484	36,962	(157,446)	183,767
Loss on disposal of discontinued operations, net of tax	(36)	—	—	—	(36)

Net income (loss)	$183,731	$120,484	$36,962	$(157,446)	$183,731

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$8,810	$6,550	$39,460	$—	$54,820
Accounts and notes receivable, net	190	316,157	150,103	(44,316)	422,134
Inventories	—	283,687	115,170	—	398,857
Deferred tax assets	96,566	66,255	5,359	(117,602)	50,578
Prepaid expenses and other current assets	16,766	20,555	16,496	(22,578)	31,239

Total current assets	122,332	693,204	326,588	(184,496)	957,628
Property, plant and equipment, net	4,753	214,709	110,910	—	330,372
Other assets
Investments in subsidiaries	1,978,466	61,351	134,204	(2,174,021)	—
Goodwill	—	1,466,536	252,235	—	1,718,771
Intangibles, net	—	261,050	25,961	—	287,011
Other	76,076	15,078	5,423	(25,380)	71,197

Total other assets	2,054,542	1,804,015	417,823	(2,199,401)	2,076,979

Total assets	$2,181,627	$2,711,928	$855,321	$(2,383,897)	$3,364,979

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$14,563	$—	$14,563
Current maturities of long-term debt	1,167	258	34,649	(28,449)	7,625
Accounts payable	3,053	158,294	94,709	(49,770)	206,286
Employee compensation and benefits	12,388	48,447	28,047	—	88,882
Current pension and post-retirement benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	28,955	15,138	—	44,093
Income taxes	48,462	1,685	4,389	(32,043)	22,493
Accrued rebates and sales incentives	—	35,185	4,234	—	39,419
Other current liabilities	16,408	51,858	38,132	(16,395)	90,003

Total current liabilities	89,396	324,682	233,861	(126,657)	521,282
Other liabilities
Long-term debt	695,924	1,786,914	40,987	(1,801,952)	721,873
Pension and other retirement compensation	121,680	27,470	58,526	—	207,676
Post-retirement medical and other benefits	23,143	50,079	—	(25,380)	47,842
Deferred tax liabilities	3,200	161,360	30,780	(85,559)	109,781
Due to/(from) affiliates	(453,623)	65,884	270,531	117,208	—
Other non-current liabilities	31,908	7,322	47,296	—	86,526

Total liabilities	511,628	2,423,711	681,981	(1,922,340)	1,694,980
Shareholders’ equity	1,669,999	288,217	173,340	(461,557)	1,669,999

Total liabilities and shareholders’ equity	$2,181,627	$2,711,928	$855,321	$(2,383,897)	$3,364,979

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$183,731	$120,484	$36,962	$(157,446)	$183,731
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Loss on disposal of discontinued operations	36	—	—	—	36
Equity losses of unconsolidated subsidiary	—	3,332	—	—	3,332
Depreciation	1,304	42,874	12,721	—	56,899
Amortization	4,974	12,199	1,024	—	18,197
Earnings from investments in subsidiaries	(157,446)	—	—	157,446	—
Deferred income taxes	(10,895)	(5,359)	5,169	—	(11,085)
Stock compensation	25,377	—	—	—	25,377
Excess tax benefits from stock-based compensation	(3,043)	—	—	—	(3,043)
Gain on sale of assets, net	(1,152)	788	—	—	(364)
Intercompany dividends	(113,360)	(30)	113,390	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(4,015)	23,799	(14,196)	10,285	15,873
Inventories	—	(16,681)	(22,673)	—	(39,354)
Prepaid expenses and other current assets	(8,580)	(11,241)	3,434	11,335	(5,052)
Accounts payable	(146)	(13,118)	4,614	(10,285)	(18,935)
Employee compensation and benefits	(4,760)	(9,109)	640	—	(13,229)
Accrued product claims and warranties	—	573	(117)	—	456
Income taxes	40,491	(21,921)	(9,014)	—	9,556
Other current liabilities	2,406	(10,185)	5,330	(11,335)	(13,784)
Pension and post-retirement benefits	11,653	3,278	4,467	—	19,398
Other assets and liabilities	(6,079)	(2,825)	12,458	—	3,554

Net cash (used for ) provided by continuing operations	(39,504)	116,858	154,209	—	231,563
Net cash used for discontinued operations	37	—	11	—	48

Net cash (used for) provided by operating activities	(39,467)	116,858	154,220	—	231,611
Investing activities
Capital expenditures	(385)	(24,623)	(26,070)	—	(51,078)
Proceeds from sales of property and equipment	—	433	251	—	684
Acquisitions, net of cash acquired	(23,535)	(217)	(5,534)	—	(29,286)
Investment in subsidiaries	226,425	(85,854)	(140,571)	—	—
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Proceeds from sale of investments	1,153	—	—	—	1,153
Other	(2,899)	(4,624)	—	—	(7,523)

Net cash provided by (used for) investing activities	182,513	(114,885)	(177,685)	—	(110,057)
Financing activities
Net short-term borrowings (repayments)	—	—	13,831	—	13,831
Proceeds from long-term debt	609,205	(299)	69	—	608,975
Repayment of long-term debt	(631,755)	—	—	—	(631,755)
Proceeds from exercise of stock options	4,066	—	—	—	4,066
Excess tax benefit from stock-based compensation	3,043	—	—	—	3,043
Repurchases of common stock	(59,359)	—	—	—	(59,359)
Dividends paid	(56,583)	—	—	—	(56,583)

Net cash (used for) provided by financing activities	(131,383)	(299)	13,900	—	(117,782)
Effect of exchange rate changes on cash	(5,857)	514	7,891	—	2,548

Change in cash and cash equivalents	5,806	2,188	(1,674)	—	6,320
Cash and cash equivalents, beginning of period	3,004	4,362	41,134	—	48,500

Cash and cash equivalents, end of period	$8,810	$6,550	$39,460	$—	$54,820

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,430,598	$640,918	$(124,937)	$2,946,579
Cost of goods sold	381	1,755,604	461,091	(118,518)	2,098,558

Gross profit	(381)	674,994	179,827	(6,419)	848,021
Selling, general and administrative	51,370	345,489	82,446	(935)	478,370
Research and development	—	35,589	10,453	—	46,042

Operating (loss) income	(51,751)	293,916	86,928	(5,484)	323,609
Earnings from investment in subsidiaries	173,679	—	—	(173,679)	—
Gain (loss) on sale of assets, net	5,435	—	—	—	5,435
Equity losses of unconsolidated subsidiary	—	(537)	—	—	(537)
Net interest (income) expense	(63,743)	115,379	(1,163)	(5,484)	44,989

Income (loss) before income taxes	191,106	178,000	88,091	(173,679)	283,518
Provision for income taxes	6,057	60,823	31,589	—	98,469

Income from continuing operations	185,049	117,177	56,502	(173,679)	185,049
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$185,049	$117,177	$56,502	$(173,679)	$185,049

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Year Ended December 31, 2005

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$185,049	$117,177	$56,502	$(173,679)	$185,049
Adjustments to reconcile net income to net cash provided by operating activities:
Equity losses of unconsolidated subsidiary	—	537	—	—	537
Depreciation	1,406	43,669	11,490	—	56,565
Amortization	4,324	10,652	1,019	—	15,995
Earnings from investments in subsidiaries	(173,679)	—	—	173,679	—
Deferred income taxes	(12,161)	14,745	3,314	—	5,898
Stock compensation	11,350	10,954	1,882	—	24,186
Excess tax benefits from stock-based compensation	(4,072)	(3,929)	(675)	—	(8,676)
Gain on sale of assets, net	(5,435)	—	—	—	(5,435)
Intercompany dividends	23,890	(1,050)	(22,840)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,966	(13,346)	(23,120)	12,554	(20,946)
Inventories	—	(16,365)	(2,836)	—	(19,201)
Prepaid expenses and other current assets	1,524	(131)	(538)	(975)	(120)
Accounts payable	(6,876)	8,132	17,958	(12,585)	6,629
Employee compensation and benefits	(13,700)	(5,882)	(1,812)	—	(21,394)
Accrued product claims and warranties	—	(1,150)	51	—	(1,099)
Income taxes	14,252	(8,880)	4,985	—	10,357
Other current liabilities	7,035	(10,497)	7,065	1,006	4,609
Pension and post-retirement benefits	7,901	4,690	3,921	—	16,512
Other assets and liabilities	(8,794)	1,066	6,752	—	(976)

Net cash provided by continuing operations	34,980	150,392	63,118	—	248,490
Net cash used for discontinued operations	—	—	(632)	—	(632)

Net cash provided by operating activities	34,980	150,392	62,486	—	247,858
Investing activities
Capital expenditures	(1,854)	(43,706)	(16,911)	—	(62,471)
Proceeds from sales of property and equipment	—	16,532	579	—	17,111
Acquisitions, net of cash acquired	(150,534)	—	—	—	(150,534)
Investment in subsidiaries	139,641	(122,393)	(17,248)	—	—
Divestitures	(10,383)	289	(61)	—	(10,155)
Proceeds from sale of investments	23,835	—	—	—	23,835
Other	(100)	(2,275)	304	—	(2,071)

Net cash provided by (used for) investing activities	605	(151,553)	(33,337)	—	(184,285)
Financing activities
Net short-term borrowings (repayments)	—	—	—	—	—
Proceeds from long-term debt	413,279	—	—	—	413,279
Repayment of long-term debt	(395,978)	—	—	—	(395,978)
Proceeds from exercise of stock options	8,380	—	—	—	8,380
Excess tax benefit from stock-based compensation	8,676	—	—	—	8,676
Repurchases of common stock	(25,000)	—	—	—	(25,000)
Dividends paid	(53,134)	—	—	—	(53,134)

Net cash used for financing activities	(43,777)	—	—	—	(43,777)
Effect of exchange rate changes on cash	8,901	(47)	(11,645)	—	(2,791)

Change in cash and cash equivalents	709	(1,208)	17,504	—	17,005
Cash and cash equivalents, beginning of period	2,295	5,570	23,630	—	31,495

Cash and cash equivalents, end of period	$3,004	$4,362	$41,134	$—	$48,500

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

18.	Subsequent Events
In February 2008, consistent with our strategy to refine our portfolio and more fully focus of our growing core pool equipment business globally, we agreed to sell our National Pool Tile business unit to Pool Corporation in a cash transaction. National Pool Tile is the leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets. NPT has annual net sales of over $60 million, with the majority of its sales in the refurbish market. The business sale and first quarter results will be treated as discontinued operations. The transaction is subject to customary closing conditions and is targeted to close by the end of the first quarter 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2007, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 26, 2008, the Board of Directors of Pentair, Inc. (the “Company”) appointed Leslie Abi-Karam, 49, to the Company’s Board of Directors. Abi-Karam is Executive Vice President and President, Mailing Solutions Management of Pitney Bowes Inc., a global mailstream technology company. Between December 2002 and March 2008, Ms. Abi-Karam was the Executive Vice President and President, Document Messaging Technologies (DMT) of Pitney Bowes Inc. She is also responsible for all global supply chain and enterprise procurement operations, supplying products and sourcing for all commodity/spend management within Pitney Bowes worldwide. Between October 2000 and December 2002, Ms. Abi-Karam was President, Global Mail Creation and Mail Finishing, of Pitney Bowes Inc. She has been with Pitney Bowes since 1984 and has held various roles of increasing responsibility. Abi-Karram will stand for election at Pentair’s annual meeting of shareholders on May 1, 2008. Ms. Abi-Karam was appointed to the Audit Committee of the Board of Directors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information required under this item with respect to directors is contained in our Proxy Statement for our 2008 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Election of Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Information required under this item is contained in our Proxy Statement for our 2008 annual meeting of shareholders under the captions “Corporate Governance Matters — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in our Proxy Statement for our 2008 annual meeting of shareholders under the captions “Security Ownership” and “Proposal to Approve the Pentair, Inc. 2008 Omnibus Stock Incentive Plan - Securities Authorized for Issuance under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2008 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” “Corporate Governance Matters — Related Party Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2008 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1)  Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)  Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief
Financial Officer (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2008.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ John L. Stauch John L. Stauch		Executive Vice President and Chief Financial Officer

Leslie Abi-Karam		Director

* Glynis A. Bryan		Director

* Jerry W. Burris		Director

* T. Michael Glenn		Director

* Barbara B. Grogan		Director

* Charles A. Haggerty		Director

* David H. Y. Ho		Director

* David A. Jones		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

*By	/s/ Louis L. Ainsworth Louis L. Ainsworth Attorney-in-fact

Schedule II — Valuation and Qualifing Accounts

Pentair, Inc and subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End of
In thousands	in Period	Expenses	Deductions		Add (Deduct)		Period

Allowances for doubtful accounts
Year ended December 31, 2007	$14,648	$(3,552)	$4,194	(1)	$2,119	(2)	$9,021
Year ended December 31, 2006	$14,017	$3,034	$2,918	(1)	$515	(2)	$14,648
Year ended December 31, 2005	$18,775	$1,388	$5,931	(1)	$(215	)(2)	$14,017

(1)	Uncollectible accounts written off, net of expense

(2)	Result of acqusitions and foreign currency effects

Exhibit Index

Exhibit
Number	Exhibit

3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.4	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association, as Trustee, dated as of August 2, 2004 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).
4.5	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated June 4, 2007).
4.6	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
4.7	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017, and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).
10.1	Pentair’s Supplemental Employee Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

Exhibit
Number	Exhibit

10.5	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and State Street Bank and Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.6	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.7	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*
10.8	Pentair’s Flexible Perquisite Program as amended effective January 1, 1989 (Incorporated by reference to Exhibit 10.20 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1989).*
10.9	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Randall J. Hogan (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.10	Form of Key Executive Employment and Severance Agreement effective August 23, 2000 for Louis Ainsworth, Michael V. Schrock, Frederick S. Koury, Michael G. Meyer, and Jack J. Dempsey (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.11	Form of Key Executive Employment and Severance Agreement effective as of February 12, 2007 for John L. Stauch (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2006).*
10.12	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amend and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.13	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective January 1, 2008.*
10.14	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007.*
10.15	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.16	Summary of Board of Director Compensation, approved July 27, 2007.*
10.17	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.18	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.19	Release and Retirement Agreement, dated May 7, 2007, between Pentair, Inc. and Richard J. Cathcart (incorporated by reference to Exhibit 10.1 to Pentair’s Current Report on Form 8-K dated May 7, 2007).
18	Letter dated February 26, 2007 from Deloitte & Touche LLP related to a change in accounting principle for valuing inventory (Incorporated by reference to Exhibit 18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2006).*
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.

Exhibit
Number	Exhibit

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.