Form 10-Q
period 2008-03-29
PENTAIR INC
filed 2008-04-22
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-04689
Pentair, Inc.
(Exact name of Registrant as specified in its charter)

Minnesota	41-0907434

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

5500 Wayzata Blvd, Suite 800, Golden Valley, Minnesota	55416-1259

(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On March 29, 2008, 99,090,432 shares of the Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	March 29	March 31
In thousands, except per-share data	2008	2007
Net sales	$840,404	$792,845
Cost of goods sold	589,073	556,914

Gross profit	251,331	235,931
Selling, general and administrative	138,646	139,482
Research and development	15,866	14,950

Operating income	96,819	81,499
Equity losses of unconsolidated subsidiary	(917)	(957)
Net interest expense	16,088	14,711

Income from continuing operations before income taxes	79,814	65,831
Provision for income taxes	27,170	23,202

Income from continuing operations	52,644	42,629
Loss from discontinued operations, net of tax	(1,217)	(499)
Gain (loss) on disposal of discontinued operations, net of tax	(7,137)	143

Net income	$44,290	$42,273

Earnings (loss) per common share
Basic
Continuing operations	$0.54	$0.43
Discontinued operations	(0.09)	—

Basic earnings per common share	$0.45	$0.43

Diluted
Continuing operations	$0.53	$0.42
Discontinued operations	(0.08)	—

Diluted earnings per common share	$0.45	$0.42

Weighted average common shares outstanding
Basic	98,280	98,966
Diluted	99,558	100,271

Cash dividends declared per common share	$0.17	$0.15
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 29	December 31	March 31
In thousands, except share and per-share data	2008	2007	2007

Assets
Current assets
Cash and cash equivalents	$62,284	$70,795	$64,230
Accounts and notes receivable, net	616,705	466,675	525,213
Inventories	416,059	392,416	393,495
Deferred tax assets	54,275	50,511	51,178
Prepaid expenses and other current assets	43,245	35,908	40,990
Current assets of discontinued operations	—	21,716	29,199

Total current assets	1,192,568	1,038,021	1,104,305

Property, plant and equipment, net	368,293	365,990	349,768

Other assets
Goodwill	2,030,281	2,004,720	1,813,552
Intangibles, net	497,799	491,263	384,763
Other	81,447	82,237	69,505
Non-current assets of discontinued operations	—	18,383	18,420

Total other assets	2,609,527	2,596,603	2,286,240

Total assets	$4,170,388	$4,000,614	$3,740,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$7,005	$13,586	$16,003
Current maturities of long-term debt	5,209	5,075	8,153
Accounts payable	235,798	229,937	200,649
Employee compensation and benefits	99,582	111,475	85,219
Current pension and post-retirement benefits	8,557	8,557	7,918
Accrued product claims and warranties	46,318	49,382	42,766
Income taxes	34,135	12,919	13,458
Accrued rebates and sales incentives	28,864	36,663	31,130
Other current liabilities	109,759	90,377	91,102
Current liabilities of discontinued operations	—	2,935	9,220

Total current liabilities	575,227	560,906	505,618

Other liabilities
Long-term debt	1,119,105	1,041,925	1,056,116
Pension and other retirement compensation	169,790	161,042	213,512
Post-retirement medical and other benefits	36,179	37,147	47,401
Long-term income taxes payable	24,268	21,306	14,412
Deferred tax liabilities	166,558	167,633	108,903
Other non-current liabilities	105,041	97,086	85,912
Non-current liabilities of discontinued operations	—	2,698	2,582

Total liabilities	2,196,168	2,089,743	2,034,456

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,090,432, 99,221,831 and 99,777,660 shares issued and outstanding, respectively	16,515	16,537	16,629
Additional paid-in capital	468,930	476,242	484,376
Retained earnings	1,323,607	1,296,226	1,172,459
Accumulated other comprehensive income	165,168	121,866	32,393

Total shareholders’ equity	1,974,220	1,910,871	1,705,857

Total liabilities and shareholders’ equity	$4,170,388	$4,000,614	$3,740,313

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 29	March 31
In thousands	2008	2007

Operating activities
Net income	$44,290	$42,273
Adjustments to reconcile net income to net cash used for operating activities
Loss from discontinued operations	1,217	499
(Gain) loss on disposal of discontinued operations	7,137	(143)
Equity losses of unconsolidated subsidiary	917	957
Depreciation	15,081	15,436
Amortization	6,535	4,890
Deferred income taxes	(5,836)	(355)
Stock compensation	6,465	6,218
Excess tax benefits from stock-based compensation	(378)	(1,063)
Gain on sale of assets	(552)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(139,045)	(98,527)
Inventories	(16,096)	(2,010)
Prepaid expenses and other current assets	(5,657)	(8,625)
Accounts payable	5,542	2,711
Employee compensation and benefits	(17,038)	(12,845)
Accrued product claims and warranties	(3,336)	(1,403)
Income taxes	19,410	(1,699)
Other current liabilities	9,470	(7,734)
Pension and post-retirement benefits	1,885	4,033
Other assets and liabilities	2,588	289

Net cash used for continuing operations	(67,401)	(57,098)
Net cash used for operating activities of discontinued operations	(2,948)	(571)

Net cash used for operating activities	(70,349)	(57,669)

Investing activities
Capital expenditures	(14,225)	(18,865)
Proceeds from sale of property and equipment	3,845	1,329
Acquisitions, net of cash acquired	165	(230,581)
Divestitures	29,959	—

Net cash provided by (used for) investing activities	19,744	(248,117)

Financing activities
Net short-term borrowings	(7,272)	1,234
Proceeds from long-term debt	159,405	345,190
Repayment of long-term debt	(82,766)	(10,250)
Excess tax benefits from stock-based compensation	378	1,063
Proceeds from exercise of stock options	851	1,762
Repurchases of common stock	(12,500)	(9,280)
Dividends paid	(16,908)	(15,022)

Net cash provided by financing activities	41,188	314,697

Effect of exchange rate changes on cash and cash equivalents	906	499

Change in cash and cash equivalents	(8,511)	9,410
Cash and cash equivalents, beginning of period	70,795	54,820

Cash and cash equivalents, end of period	$62,284	$64,230

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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2007 Annual Report on Form 10-K for the year ended December 31, 2007.
The 2007 Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows has been reclassified from the 2007 presentation to conform to the 2008 presentation. The reclassification reflects the presentation of Equity losses of unconsolidated subsidiary of $1.0 million as a separate line item below Operating income in the Condensed Consolidated Statements of Income rather than as a component of Selling, general and administrative, and as a separate line in the Adjustments to reconcile net income to net cash used for operating activities in the Condensed Consolidated Statements of Cash Flows, rather than as a component of Other assets and liabilities. This reclassification corrects the previous presentation and was not material to the financial statements. It did not affect Net income within the Condensed Consolidated Statements of Income or net cash provided by (used in) operating, investing or financing activities within the Condensed Consolidated Statements of Cash Flows.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
2. Recent Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Adoption of SFAS 160 will not have a material impact to our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. There will be no impact upon adoption to our current consolidated results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (“the Fair Value Option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. We did not choose the Fair Value Option; therefore, the adoption of SFAS 159 did not have any impact on our consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
At March 29, 2008, our interest rate swaps (see note 11) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
3. Stock-based Compensation
Total stock-based compensation expense for the first quarter of 2008 and 2007 was $6.5 million and $6.2 million, respectively.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Non-vested shares of our common stock were granted to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards during the first quarter of 2008 and 2007 was $3.2 million and $2.8 million, respectively.
During the first quarter of 2008 and 2007, option awards were granted under the Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Total compensation expense for stock option awards was $3.3 and $3.4 million for the first quarter of 2008 and 2007, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	March 29	March 31
	2008	2007

Expected stock price volatility	27.0%	28.5%
Expected life	4.8 yrs	4.8 yrs
Risk-free interest rate	2.75%	4.66%
Dividend yield	2.13%	1.95%
The weighted-average fair value of options granted during the first quarter of 2008 and 2007 was $7.36 and $8.29 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations, and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R (revised 2004), Share Based Payment, (“SFAS 123R”) could have been affected.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended
	March 29	March 31
In thousands	2008	2007
Weighted average common shares outstanding — basic	98,280	98,966
Dilutive impact of stock options and restricted stock	1,278	1,305

Weighted average common shares outstanding — diluted	99,558	100,271

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	4,612	3,675
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of March 29, 2008, we had purchased 371,613 shares for $12.5 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.
5. Acquisitions
On May 7, 2007, we acquired as part of our Technical Products Segment the assets of Calmark Corporation (“Calmark”). Calmark’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. We continue to evaluate the purchase price allocation for the Calmark acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”). Porous Media’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition. We continue to evaluate the purchase price allocation for the Porous Media acquisition, including intangible assets, contingent liabilities and property, plant and equipment. We expect to revise the purchase price allocation as better information becomes available.
On February 2, 2007, we acquired as part of our Water Group all of the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung Pump”). Jung Pump’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition.
The following pro forma condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of the period.

March 31
In thousands, except per-share data	2007

Pro forma net sales from continuing operations	$816,817
Pro forma net income from continuing operations	42,443
Income (loss) from discontinued operations, net of tax	(356)
Pro forma net income	42,087
Pro forma earnings per common share — continuing operations
Basic	$0.43
Diluted	$0.42

Weighted average common shares outstanding
Basic	98,966
Diluted	100,271
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
6. Discontinued Operations
In February 2008, consistent with our strategy to refine our portfolio and more fully focus on our growing core pool equipment business globally within our Water Segment, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. NPT is a wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Operating results of the discontinued operations for the first quarter of 2008 and 2007 are summarized below:

	Three months ended
	March 29	March 31
In thousands	2008	2007

Net sales	$7,085	$15,150

Loss from discontinued operations before income taxes	(1,965)	(798)
Income tax benefit	748	299

Loss from discontinued operations, net of income taxes	(1,217)	(499)

Gain (loss) on disposal of discontinued operations, before income taxes	(6,588)	225
Income tax expense	(549)	(82)

Gain (loss) on disposal of discontinued operations, net of income tax	$(7,137)	$143

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Net assets (liabilities) of discontinued operations consist of the following:

	Three months ended
	December 31	March 31
In thousands	2007	2007

Accounts and notes receivable, net	$5,547	$7,579
Inventories	14,710	19,682
Other current assets	1,459	1,938

Current assets of discontinued operations	21,716	29,199

Property, plant and equipment, net	1,436	1,443
Goodwill	16,806	16,806
Other non-current assets	141	171

Non-current assets of discontinued operations	18,383	18,420

Total assets	$40,099	$47,619

Accounts payable	$1,712	$8,067
Other current liabilities	1,223	1,153

Current liabilities of discontinued operations	2,935	9,220

Deferred income tax	2,400	2,203
Other non-current liabilities	298	379

Non-current liabilities of discontinued operations	2,698	2,582

Total liabilities	5,633	11,802

Net assets of discontinued operations	$34,466	$35,817

7. Inventories
Inventories were comprised of:

	March 29	December 31	March 31
In thousands	2008	2007	2007

Raw materials and supplies	$204,228	$199,330	$193,049
Work-in-process	56,293	51,807	56,978
Finished goods	155,538	141,279	143,468

Total inventories	$416,059	$392,416	$393,495

8. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended
	March 29	March 31
In thousands	2008	2007

Net income	$44,290	$42,273
Changes in cumulative foreign currency translation adjustment	47,820	15,926
Changes in market value of derivative financial instruments classified as cash flow hedges	(4,518)	(237)

Comprehensive income	$87,592	$57,962

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 29, 2008 and March 31, 2007 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2007	Acquisitions	Translation	March 29, 2008

Water	$1,712,227	$556	$23,633	$1,736,416
Technical Products	292,493	50	1,322	293,865

Consolidated Total	$2,004,720	$606	$24,955	$2,030,281

			Foreign Currency
In thousands	December 31, 2006	Acquisitions	Translation	March 31, 2007

Water	$1,432,653	$101,589	$5,584	$1,539,826
Technical Products	269,311	(198)	4,613	273,726

Consolidated Total	$1,701,964	$101,391	$10,197	$1,813,552

The increase in goodwill in the Water Group is related primarily to our acquisition of Jung Pump during 2007.
Intangible assets, other than goodwill, were comprised of:

	March 29, 2008			December 31, 2007			March 31, 2007
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,473	$(8,388)	$7,085	$15,457	$(7,904)	$7,553	$15,437	$(6,475)	$8,962
Non-compete agreements	4,722	(4,186)	536	4,722	(4,050)	672	3,822	(3,001)	821
Proprietary technology	60,284	(13,854)	46,430	59,944	(12,564)	47,380	45,834	(9,056)	36,778
Customer relationships	245,148	(34,926)	210,222	238,712	(30,378)	208,334	157,992	(18,403)	139,589

Total finite-life intangibles	$325,627	$(61,354)	$264,273	$318,835	$(54,896)	$263,939	$223,085	$(36,935)	$186,150

Indefinite-life intangibles
Brand names	$233,526	$—	$233,526	$227,324	$—	$227,324	$198,613	$—	$198,613

Total intangibles, net	$559,153	$(61,354)	$497,799	$546,159	$(54,896)	$491,263	$421,698	$(36,935)	$384,763

Intangible asset amortization expense for the three months ended March 29, 2008 and March 31, 2007 was approximately $6.5 million and $3.7 million, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2008 and the next five years is as follows:

In thousands	2008 Q2-Q4	2009	2010	2011	2012	2013

Estimated amortization expense	$16,766	$21,791	$21,118	$21,011	$20,004	$19,840

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	March 29	December 31	March 31
In thousands	March 29, 2008	(Year)	2008	2007	2007

Commercial paper, maturing within 42 days	3.49%		$66,901	$105,990	$243,267
Revolving credit facilities	3.35%	2012	193,400	76,722	325,673
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	135,000
Private placement — floating rate	3.74%	2012-2013	205,000	205,000	100,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	3.97%	2008-2016	14,270	20,387	23,417

Total contractual debt obligations			1,129,571	1,058,099	1,077,357
Deferred income related to swaps			1,748	2,487	2,915

Total debt, including current portion per balance sheet			1,131,319	1,060,586	1,080,272
Less: Current maturities			(5,209)	(5,075)	(8,153)
Short-term borrowings			(7,005)	(13,586)	(16,003)

Long-term debt			$1,119,105	$1,041,925	$1,056,116

We have a multi-currency revolving Credit Facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 29, 2008, we had $66.9 million of commercial paper outstanding that matures within 42 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $539.7 million at March 29, 2008.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $7.0 million outstanding as of March 29, 2008.
We were in compliance with all debt covenants as of March 29, 2008.
Debt outstanding at March 29, 2008 matures on a calendar year basis as follows:

In thousands	2008 Q2-Q4	2009	2010	2011	2012	2013	Thereafter	Total

Contractual debt obligation maturities	$11,012	$250,142	$70	$6	$368,311	$200,007	$300,023	$1,129,571
Other maturities	874	874	—	—	—	—	—	1,748

Total maturities	$11,886	$251,016	$70	$6	$368,311	$200,007	$300,023	$1,131,319

11. Derivatives and Financial Instruments
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $7.6 million at March 29, 2008 and is recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
fixed interest rate of 5.28%. The fair value of the swap was a liability of $6.7 million at March 29, 2008 and is recorded in Other non-current liabilities.
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
12. Income Tax
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended March 29, 2008 was 34.0% compared to 35.2% for the three months ended March 31, 2007. We expect the effective tax rate for the remainder of 2008 to be between 33.5% and 34.5%, resulting in a full year effective income tax rate of between 33.5% and 34.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions under FASB Interpretation No. (“FIN”) 48 at March 29, 2008 is estimated to be approximately $24.3 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.
13. Benefit Plans
Components of net periodic benefit cost for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	March 29	March 31	March 29	March 31
In thousands	2008	2007	2008	2007

Service cost	$3,529	$4,331	$65	$146
Interest cost	8,174	7,891	634	746
Expected return on plan assets	(7,475)	(7,133)	—	—
Amortization of transition obligation	12	35	—	—
Amortization of prior year service cost (benefit)	44	40	(34)	(62)
Recognized net actuarial loss	68	799	(825)	(355)

Net periodic benefit cost	$4,352	$5,963	$(160)	$475

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Business Segments
Financial information by reportable segment for the three months ended March 29, 2008 and March 31, 2007 is shown below:

	Three months ended
	March 29	March 31
In thousands	2008	2007

Net sales to external customers
Water Group	$554,944	$540,262
Technical Products Group	285,460	252,583

Consolidated	$840,404	$792,845

Intersegment sales
Water Group	$372	$214
Technical Products Group	1,138	896
Other	(1,510)	(1,110)

Consolidated	$—	$—

Operating income (loss)
Water Group	$64,419	$62,426
Technical Products Group	45,337	31,631
Other	(12,937)	(12,558)

Consolidated	$96,819	$81,499

Other operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranties for the three months ended March 29, 2008 and March 31, 2007 were as follows:

	March 29	March 31
In thousands	2008	2007

Balance at beginning of the year	$39,382	$34,093
Service and product warranty provision	15,610	12,223
Payments	(18,946)	(14,742)
Acquired	—	1,116
Translation	272	76

Balance at end of the period	$36,318	$32,766

16. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2007 Annual Report on Form 10-K.
Horizon Litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation and certain of its subsidiaries (the “Essef Defendants”) prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises in July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef Defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts were exclusive of pre-judgment interest and attorneys’ fees.
In February 2008, the District Court entered judgment against the Essef Defendants in the aggregate amount of $30.4 million for out-of-pocket costs and expenses and lost profits, including interest accrued to February 29, 2008. On March 28, 2008, Celebrity filed a notice of appeal to the Second Circuit Court of Appeals. The Essef Defendants filed their notice of cross-appeal on April 10, 2008.
In April 2008, the Essef Defendants posted a bond and letter of credit in the aggregate amount of approximately $32.0 million to stay execution of the judgment pending appeal.
The timing of the final resolution of this litigation is uncertain as a result of the appeals. We believe that the appellate court would not reach a final decision in this appeal until the fourth quarter of 2008 at the earliest, and possibly not until some time in 2009.
We have assessed the impact of the final judgment and appeals on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account appropriate interest accruals.
We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment, plus post-judgment interest, until the exhaustion of all appeals.
17. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of March 29, 2008, December 31, 2007 and March 31, 2007, the related condensed consolidated statements of income for the three-months ended March 29, 2008 and March 31, 2007, and statements of cash flows for the three-months ended March 29, 2008 and March 31, 2007, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries. Net change in advances to subsidiaries in the following 2007 Condensed Consolidated Statement of Cash Flows has been reclassified from investing activities to financing activities to conform to the current year presentation. This reclassification corrects the previous presentation and properly reflects changes in advances to subsidiaries as finacing activities. The following condensed financial statements also reflect a change in the presentation of the earnings from investments in subsidiary as previously disclosed in our 2007 footnote.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$640,850	$255,535	$(55,981)	$840,404
Cost of goods sold	—	463,430	181,306	(55,663)	589,073

Gross profit	—	177,420	74,229	(318)	251,331
Selling, general and administrative	4,593	90,037	44,334	(318)	138,646
Research and development	77	11,870	3,919	—	15,866

Operating (loss) income	(4,670)	75,513	25,976	—	96,819
Earnings from investment in subsidiary	34,308	—	—	(34,308)	—
Equity losses of unconsolidated subsidiary	—	(917)	—	—	(917)
Net interest (income) expense	(21,054)	38,366	(1,224)	—	16,088

Income (loss) before income taxes	50,692	36,230	27,200	(34,308)	79,814
Provision for income taxes	6,329	13,209	7,632	—	27,170

Income (loss) from continuing operations	44,363	23,021	19,568	(34,308)	52,644
Loss from discontinued operations, net of tax	—	(1,217)	—	—	(1,217)
Loss on disposal of discontinued operations, net of tax	(73)	(7,064)	—	—	(7,137)

Net income (loss)	$44,290	$14,740	$19,568	$(34,308)	$44,290

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5,654	$8,009	$48,621	$—	$62,284
Accounts and notes receivable, net	851	450,177	228,564	(62,887)	616,705
Inventories	—	278,319	137,740	—	416,059
Deferred tax assets	76,077	35,152	11,723	(68,677)	54,275
Prepaid expenses and other current assets	9,500	9,932	34,286	(10,473)	43,245

Total current assets	92,082	781,589	460,934	(142,037)	1,192,568

Property, plant and equipment, net	5,004	216,932	146,357	—	368,293

Other assets
Investments in/advances to subsidiaries	2,438,423	94,099	619,755	(3,152,277)	—
Goodwill	—	1,588,046	442,235	—	2,030,281
Intangibles, net	—	324,779	173,020	—	497,799
Other	79,093	14,079	18,657	(30,382)	81,447

Total other assets	2,517,516	2,021,003	1,253,667	(3,182,659)	2,609,527

Total assets	$2,614,602	$3,019,524	$1,860,958	$(3,324,696)	$4,170,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$7,005	$—	$7,005
Current maturities of long-term debt	8,485	157	385,608	(389,041)	5,209
Accounts payable	1,344	171,553	125,057	(62,156)	235,798
Employee compensation and benefits	11,110	45,876	42,596	—	99,582
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	31,444	14,874	—	46,318
Income taxes	4,519	11,538	18,078	—	34,135
Accrued rebates and sales incentives	—	22,185	6,679	—	28,864
Other current liabilities	29,215	54,282	36,734	(10,472)	109,759

Total current liabilities	63,230	337,035	636,631	(461,669)	575,227

Other liabilities
Long-term debt	1,115,884	1,947,617	17,503	(1,961,899)	1,119,105
Long-term taxes payable	24,268	—	—	—	24,268
Pension and other retirement compensation	69,302	23,620	76,868	—	169,790
Post-retirement medical and other benefits	21,636	44,925	—	(30,382)	36,179
Deferred tax liabilities	3,497	168,814	62,924	(68,677)	166,558
Due to / (from) affiliates	(700,755)	304,764	730,565	(334,574)	—
Other non-current liabilities	43,320	6,804	54,917	—	105,041

Total liabilities	640,382	2,833,579	1,579,408	(2,857,201)	2,196,168

Shareholders’ equity	1,974,220	185,945	281,550	(467,495)	1,974,220

Total liabilities and shareholders’ equity	$2,614,602	$3,019,524	$1,860,958	$(3,324,696)	$4,170,388

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the year ended March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$44,290	$14,740	$19,568	$(34,308)	$44,290
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	1,217	—	—	1,217
Loss on disposal of discontinued operations	73	7,064	—	—	7,137
Equity losses of unconsolidated subsidiary	—	917	—	—	917
Depreciation	249	10,011	4,821	—	15,081
Amortization	743	4,277	1,515	—	6,535
Earnings from investments in subsidiaries	(34,308)	—	—	34,308	—
Deferred income taxes	(2,532)	—	(3,304)	—	(5,836)
Stock compensation	6,465	—	—	—	6,465
Excess tax benefits from stock-based compensation	(378)	—	—	—	(378)
Gain on sale of assets, net	(552)	—	—	—	(552)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(5,963)	(120,691)	(23,945)	11,554	(139,045)
Inventories	—	(10,576)	(5,520)	—	(16,096)
Prepaid expenses and other current assets	23,468	(542)	(16,207)	(12,376)	(5,657)
Accounts payable	5,433	(221)	11,830	(11,500)	5,542
Employee compensation and benefits	(6,976)	(13,000)	2,938	—	(17,038)
Accrued product claims and warranties	—	(2,934)	(402)	—	(3,336)
Income taxes	5,976	8,584	4,907	(57)	19,410
Other current liabilities	(11,085)	(5,168)	13,344	12,379	9,470
Pension and post-retirement benefits	1,107	70	708	—	1,885
Other assets and liabilities	2,504	(276)	360	—	2,588

Net cash provided by (used for) continuing operations	28,514	(106,528)	10,613	—	(67,401)
Net cash used for discontinued operations	—	(2,948)	—	—	(2,948)

Net cash provided by (used for) operating activities	28,514	(109,476)	10,613	—	(70,349)

Investing activities
Capital expenditures	(114)	(10,457)	(3,654)	—	(14,225)
Proceeds from sales of property and equipment	—	18	3,827	—	3,845
Acquisitions, net of cash acquired	165	—	—	—	165
Divestitures	—	29,959	—	—	29,959
Other	—	—	—	—	—

Net cash provided by (used for) investing activities	51	19,520	173	—	19,744

Financing activities
Net short-term borrowings (repayments)	(7,272)	—	—	—	(7,272)
Proceeds from long-term debt	159,405	—	—	—	159,405
Repayment of long-term debt	(82,766)	—	—	—	(82,766)
Net change in advances to subsidiaries	(66,316)	82,572	(16,256)	—	—
Debt issuance costs	—	—	—	—	—
Excess tax benefit from stock-based compensation	378	—	—	—	378
Proceeds from exercise of stock options	851	—	—	—	851
Repurchases of common stock	(12,500)	—	—	—	(12,500)
Dividends paid	(16,908)	—	—	—	(16,908)

Net cash (used for) provided by financing activities	(25,128)	82,572	(16,256)	—	41,188

Effect of exchange rate changes on cash	(4,457)	4,544	819	—	906

Change in cash and cash equivalents	(1,020)	(2,840)	(4,651)	—	(8,511)
Cash and cash equivalents, beginning of period	6,674	10,849	53,272	—	70,795

Cash and cash equivalents, end of period	$5,654	$8,009	$48,621	$—	$62,284

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$624,441	$212,432	$(44,028)	$792,845
Cost of goods sold	—	443,519	157,015	(43,620)	556,914

Gross profit	—	180,922	55,417	(408)	235,931
Selling, general and administrative	4,707	95,928	39,255	(408)	139,482
Research and development	—	11,507	3,443	—	14,950

Operating (loss) income	(4,707)	73,487	12,719	—	81,499
Earnings from investment in subsidiary	36,018	—	—	(36,018)	—
Equity losses of unconsolidated subsidiary	—	(957)	—	—	(957)
Net interest (income) expense	(14,044)	29,306	(551)	—	14,711

Income (loss) from continuing operations before income	45,355	43,224	13,270	(36,018)	65,831
Provision for income taxes	3,225	15,499	4,478	—	23,202

Income (loss) from continuing operations	42,130	27,725	8,792	(36,018)	42,629
Loss from discontinued operations, net of tax	—	(499)	—	—	(499)
Gain on disposal of discontinued operations, net of tax	143	—	—	—	143

Net income (loss)	$42,273	$27,226	$8,792	$(36,018)	$42,273

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,980	$4,830	$52,420	$—	$64,230
Accounts and notes receivable, net	174	397,709	173,584	(46,254)	525,213
Inventories	—	271,056	122,439	—	393,495
Deferred tax assets	97,313	33,192	6,232	(85,559)	51,178
Prepaid expenses and other current assets	16,047	11,654	28,845	(15,556)	40,990
Current assets of discontinued operations	—	29,199	—	—	29,199

Total current assets	120,514	747,640	383,520	(147,369)	1,104,305

Property, plant and equipment, net	4,500	207,201	138,067	—	349,768

Other assets
Investments in/advances to subsidiaries	2,224,447	61,357	386,539	(2,672,343)	—
Goodwill	—	1,452,502	361,050	—	1,813,552
Intangibles, net	—	257,938	126,825	—	384,763
Other	74,651	13,631	6,603	(25,380)	69,505
Non-current assets of discontinued operations	—	18,420	—	—	18,420

Total other assets	2,299,098	1,803,848	881,017	(2,697,723)	2,286,240

Total assets	$2,424,112	$2,758,689	$1,402,604	$(2,845,092)	$3,740,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$16,003	$—	$16,003
Current maturities of long-term debt	1,167	153	284,178	(277,345)	8,153
Accounts payable	4,956	145,248	102,185	(51,740)	200,649
Employee compensation and benefits	9,942	39,037	36,240	—	85,219
Current pension and retirement medical benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	27,225	15,541	—	42,766
Income taxes	327	8,561	4,570	—	13,458
Accrued rebates and sales incentives	—	25,735	5,395	—	31,130
Other current liabilities	22,516	48,464	29,456	(9,334)	91,102
Current liabilities of discontinued operations	—	9,220	—	—	9,220

Total current liabilities	46,826	303,643	493,568	(338,419)	505,618

Other liabilities
Long-term debt	1,017,017	1,786,484	57,081	(1,804,466)	1,056,116
Pension and other retirement compensation	124,496	28,245	60,771	—	213,512
Post-retirement medical and other benefits	22,795	49,986	—	(25,380)	47,401
Long-term income taxes payable	14,412	—	—	—	14,412
Deferred tax liabilities	3,123	159,156	32,183	(85,559)	108,903
Due to / (from) affiliates	(540,814)	102,947	525,319	(87,452)	—
Other non-current liabilities	30,400	7,157	48,355	—	85,912
Non-current liabilities of discontinued operations	—	2,582	—	—	2,582

Total liabilities	718,255	2,440,200	1,217,277	(2,341,276)	2,034,456

Shareholders’ equity	1,705,857	318,489	185,327	(503,816)	1,705,857

Total liabilities and shareholders’ equity	$2,424,112	$2,758,689	$1,402,604	$(2,845,092)	$3,740,313

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income	$42,273	$27,226	$8,792	$(36,018)	$42,273
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Loss from discontined operations	—	499	—	—	499
Gain on disposal of discontinued operations	(143)	—	—	—	(143)
Equity losses from unconsolidated subsidiary	—	957	—	—	957
Depreciation	300	10,147	4,989	—	15,436
Amortization	931	2,932	1,027	—	4,890
Earnings from investments in subsidiaries	(36,018)	—	—	36,018	—
Deferred income taxes	(498)	—	143	—	(355)
Stock compensation	6,218	—	—	—	6,218
Excess tax benefit from stock-based compensation	(1,063)	—	—	—	(1,063)
Intercompany dividends	(24)	24	—	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	11,062	(87,973)	(23,553)	1,937	(98,527)
Inventories	—	(2,680)	670	—	(2,010)
Prepaid expenses and other current assets	16,481	8,129	(26,213)	(7,022)	(8,625)
Accounts payable	(9,300)	(7,308)	21,290	(1,971)	2,711
Employee compensation and benefits	(5,312)	(8,707)	1,174	—	(12,845)
Accrued product claims and warranties	—	(1,729)	326	—	(1,403)
Income taxes	(1,806)	6,691	(6,584)	—	(1,699)
Other current liabilities	(10,134)	(12,721)	8,060	7,061	(7,734)
Pension and post-retirement benefits	2,468	681	884	—	4,033
Other assets and liabilities	(1,348)	534	1,103	—	289

Net cash provided by (used for) continuing operations	14,087	(63,298)	(7,892)	5	(57,098)
Net cash provided by (used for) operating activities of discontinued operations	(143)	(571)	143	—	(571)

Net cash provided by (used for) operating activities	13,944	(63,869)	(7,749)	5	(57,669)

Investing activities
Capital expenditures	(46)	(8,411)	(10,408)	—	(18,865)
Proceeds from sale of property and equipment	—	747	582	—	1,329
Acquisitions, net of cash acquired	(229,903)	—	(678)	—	(230,581)

Net cash (used for) provided by investing activities	(229,949)	(7,664)	(10,504)	—	(248,117)

Financing activities
Net short-term borrowings (repayments)	—	(51)	1,285	—	1,234
Proceeds from long-term debt	345,190	—	—	—	345,190
Repayment of long-term debt	(10,250)	—	—	—	(10,250)
Net change in advances to subsidiaries	(97,935)	70,152	27,788	(5)	—
Excess tax benefits from stock-based compensation	1,063	—	—	—	1,063
Proceeds from exercise of stock options	1,762	—	—	—	1,762
Repurchases of common stock	(9,280)	—	—	—	(9,280)
Dividends paid	(15,022)	—	—	—	(15,022)

Net cash provided by financing activities	215,528	70,101	29,073	(5)	314,697

Effect of exchange rate changes on cash	(1,353)	(288)	2,140	—	499

Change in cash and cash equivalents	(1,830)	(1,720)	12,960	—	9,410
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$6,980	$4,830	$52,420	$—	$64,230

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6,674	$10,849	$53,272	$—	$70,795
Accounts and notes receivable, net	522	329,230	188,313	(51,390)	466,675
Inventories	—	267,742	124,674	—	392,416
Deferred tax assets	70,494	35,152	7,947	(63,082)	50,511
Prepaid expenses and other current assets	12,673	9,392	37,246	(23,403)	35,908
Current assets of discontinued operations	—	21,716	—	—	21,716

Total current assets	90,363	674,081	411,452	(137,875)	1,038,021

Property, plant and equipment, net	5,140	218,989	141,861	—	365,990

Other assets
Investments in/advances to subsidiaries	2,434,205	90,212	575,238	(3,099,655)	—
Goodwill	—	1,587,996	416,724	—	2,004,720
Intangibles, net	—	329,056	162,207	—	491,263
Other	80,575	14,990	17,054	(30,382)	82,237
Non-current assets of discontinued operations	—	18,383	—	—	18,383

Total other assets	2,514,780	2,040,637	1,171,223	(3,130,037)	2,596,603

Total assets	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$13,586	$—	$13,586
Current maturities of long-term debt	20,114	158	338,827	(354,024)	5,075
Accounts payable	2,138	174,672	104,336	(51,209)	229,937
Employee compensation and benefits	15,935	58,790	36,750	—	111,475
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	34,378	15,004	—	49,382
Income taxes	3,207	(5,628)	15,340	—	12,919
Accrued rebates and sales incentives	—	28,209	8,454	—	36,663
Other current liabilities	19,510	52,940	40,779	(22,852)	90,377
Current liabilities of discontinued operations	—	2,935	—	—	2,935

Total current liabilities	69,461	346,454	573,076	(428,085)	560,906

Other liabilities
Long-term debt	1,021,464	1,972,655	34,139	(1,986,333)	1,041,925
Long-term taxes payable	21,306	—	—	—	21,306
Pension and other retirement compensation	67,872	22,905	70,265	—	161,042
Post-retirement medical and other benefits	21,958	45,571	—	(30,382)	37,147
Deferred tax liabilities	3,429	168,815	58,471	(63,082)	167,633
Due to / (from) affiliates	(542,763)	205,731	689,149	(352,117)	—
Other non-current liabilities	36,685	7,085	53,316	—	97,086
Non-current liabilities of discontinued operations	—	2,698	—	—	2,698

Total liabilities	699,412	2,771,914	1,478,416	(2,859,999)	2,089,743

Shareholders’ equity	1,910,871	161,793	246,120	(407,913)	1,910,871

Total liabilities and shareholders’ equity	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2007 Annual Report on Form 10-K may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

▪	the financial condition of our customers;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to successfully limit any final judgment arising out of the Horizon litigation;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	general economic and political conditions, such as political instability, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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

On February 29, 2008, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacommunication and telecommunication markets. From 2004 through 2007, sales volumes increased due to the addition of new distributors, new products and higher demand in targeted markets.
Key Trends and Uncertainties
The following trends and uncertainties affected the first three months of our financial performance in 2008 and will likely impact our results in the future:
•	The housing market and new pool starts slowed in 2006 and 2007, and continued to shrink in the first quarter of 2008. We believe that construction of new homes and new pools starts in North America affects approximately 12% of our sales, especially for our pool and spa businesses. This downturn is expected to adversely impact our sales for the remainder of 2008.
•	If sales of products into residential end-markets in our Water business continue to slow appreciably, we may consider reducing our investments, and consequentially organic growth in those markets, and further restructuring our operations by closing or downsizing facilities, reducing headcount or taking other market-related actions.
•	The telecommunication equipment market, particularly in North America, slowed throughout 2007 and impacted North American electronics sales within our Technical Products Group. The 2007 revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some OEM datacommunication programs reaching end-of-life. Based on some recovery of telecommunications equipment procurement in the second half of 2007 and the first quarter of 2008, we anticipate continuing improvement in the remainder of 2008 and growth rates in the low double digits for our North American electronics sales. A weak economy in the United States and Europe could reduce the telecommunications capital investments and therefore our anticipated revenue growth.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.
•	We expect our operations to continue to benefit from our Pentair Integrated Management System (“PIMS”) initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.
•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as stainless steel, carbon steel and copper and other costs such as health care and other employee benefit costs.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2007 was approximately $285 million, or 135% of our net income. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.
•	We experienced favorable foreign currency effects on net sales in 2007 and the first quarter of 2008. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	On February 29, 2008 we sold our NPT business to Pool Corporation for approximately $30 million in cash. We believe this sale enables the leadership of our Pool business to more fully focus on the pool equipment market, which is the core of our business. The transaction generated a negative 8 cent impact to diluted earnings per share (which was classified as discontinued operations), consisting of a loss on the sale of NPT of 7 cents per diluted share and a loss from NPT financial results for January and February 2008 of 1 cent per diluted share.

•	The effective income tax rate for the three months ended March 29, 2008 was 34.0% compared to 35.2% for the three months ended March 31, 2007. We expect the effective tax rate for the remainder of 2008 to be between 33.5% and 34.5%, resulting in a full year effective income tax rate of between 33.5% and 34.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2008, our operating objectives include the following:
•	Continue to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;
•	Continue to achieve and invest in organic sales growth (in excess of market growth rates), particularly in international markets;
•	Continue the development of our Global Business Units to achieve growth and productivity targets;
•	Continue proactive talent development, particularly in international management and other key functional areas;
•	Continue the integration of acquisitions and realize identified synergistic opportunities; and
•	Continue to evaluate strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.
On April 22, 2008, we updated our fiscal 2008 guidance, which anticipates growth in our earnings per share from continuing operations between 10% and 14% to approximately $2.30 to $2.40 per share from our previous fiscal 2008 guidance of earnings per share of approximately $2.25 to $2.40. We expect our positive performance to continue in our international and Technical Products businesses, which allowed us to update our full year range by increasing the lower end of that range by $0.05. Our estimate is based on three primary variables. First, we anticipate modest organic growth in the low single digits, including some price and product mix improvements, bringing our total revenues to $3.5 billion for the full year. Second, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and through somewhat higher unit volumes. Third, we anticipate our selling, marketing and research and development expenses will change with economic conditions in our primary markets.
If economic conditions worsen in North America and Europe, then we expect that our sales and productivity increases may deteriorate from current forecast. In that event, we expect to reduce discretionary selling, marketing and research and development costs in order to minimize the impact of these declines on our earnings per share, which we anticipate would still meet the bottom of our guidance range. Conversely, if economic conditions hold up and improve over the year, we expect our net income should be able to reach the top of our guidance range. We would then have the flexibility to increase expenditures in our selling, marketing and research and development efforts to maximize organic sales growth in 2008 and sustain anticipated growth in 2009.
Our guidance assumes an absence of significant acquisitions or divestitures in 2008. As noted above, in 2008 we may seek to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture of discrete business units to further focus our businesses on their most attractive markets.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2007 Annual Report on Form 10-K.
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	March 29	March 31
In thousands	2008	2007	$ change	% change

Net sales	$840,404	$792,845	$47,559	6.0%

The components of the net sales change in 2008 from 2007 were as follows:

% Change from 2007
Percentages	First quarter

Volume	1.8
Price	1.0
Currency	3.2

Total	6.0

Consolidated net sales
The 6.0 percent increase in consolidated net sales in the first quarter of 2008 from 2007 was primarily driven by:
•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung Pump”) as well as the April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd (together, “Porous Media”);
•	favorable foreign currency effects; and
•	higher Technical Products Group sales in both the Electrical and Electronics businesses.
These increases were partially offset by:
•	lower sales of residential pool and filtration products related to the downturn in the North American residential housing markets.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended
	March 29	March 31
In thousands	2008	2007	$ change	% change

Water Group	$554,944	$540,262	$14,682	2.7%
Technical Products Group	285,460	252,583	32,877	13.0%

Total	$840,404	$792,845	$47,559	6.0%

Water Group
The 2.7 percent increase in Water Group net sales in the first quarter of 2008 from 2007 was primarily driven by:
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump as well as the April 30, 2007 acquisition of Porous Media;
•	favorable foreign currency effects; and
•	continued growth in China and in other emerging markets in Asia-Pacific as well as continued success in penetrating markets in Eastern Europe and the Middle East.
These increases were partially offset by:
•	organic sales growth decline of approximately 4 percent (excluding acquisitions and foreign currency exchange) primarily due to lower sales of residential pool and filtration products related to the downturn in the North American residential housing market.
Technical Products Group
The 13.0 percent increase in Technical Product Group net sales in the first quarter 2008 from 2007 was primarily driven by:
•	an increase in sales to electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases;
•	favorable foreign currency effects;

•	an increase in sales to electronics markets that is largely attributable to increased spending in the telecommunication equipment industry; and
•	a strong sales performance in Asia driven by continued penetration in China.
Gross profit

	Three months ended
	March 29	% of		March 31	% of
In thousands	2008	sales		2007	sales

Gross Profit	$251,331	29.9%		$235,931	29.8%

Percentage point change		0.1	pts
The 0.1 percent increase in gross profit as a percentage of sales in the first quarter of 2008 from 2007 was primarily the result of:
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and
•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor.
Selling, general and administrative (SG&A)

	Three months ended
	March 29	% of	March 31	% of
In thousands	2008	sales	2007	sales

SG&A	$138,646	16.5%	$139,482	17.6%

Percentage point change		(1.1) pts
The 1.1 percentage point decrease in SG&A expense as a percentage of sales in the first quarter of 2008 from 2007 was primarily due to:
•	reduced costs related to productivity actions taken over the past 12 months to consolidate facilities and streamline general and administrative costs; and
•	reduced costs related to the completion of our European SAP system implementation in 2007.
These decreases were partially offset by:
•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.
Research and development (R&D)

	Three months ended
	March 29	% of	March 31	% of
In thousands	2008	sales	2007	sales

R&D	$15,866	1.9%	$14,950	1.9%

Percentage point change		0.0 pts
R&D expense as a percentage of sales in the first quarter of 2008 was consistent with the first quarter of 2007, which was primarily due to:
•	relatively flat R&D spending in relation to net sales.

Operating income
Water Group

	Three months ended
	March 29	% of		March 31	% of
In thousands	2008	sales		2007	sales

Operating income	$64,419	11.6%		$62,426	11.6%

Percentage point change		0.0	pts
The flat Water Group operating income margins in the first quarter of 2008 as compared to 2007 was primarily the result of:
•	savings generated from our PIMS initiatives including lean and supply management practices;
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump as well as the April 30, 2007 acquisition of Porous Media.
These increases were offset by:
•	inflationary increases related to raw materials and labor; and
•	lower sales of residential pool and filtration products related to the downturn in the North American residential housing markets.
Technical Products Group

	Three months ended
	March 29	% of		March 31	% of
In thousands	2008	sales		2007	sales

Operating income	$45,337	15.9%		$31,631	12.5%

Percentage point change		3.4	pts
The 3.4 percentage point increase in Technical Products Group operating income as a percentage of sales in the first quarter of 2008 from 2007 was primarily the result of:
•	savings realized from the continued success of PIMS, including lean and supply management activities;
•	an increase in sales to electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases;
•	no longer incurring exit costs related to a previously announced 2001 French facility closure; and
•	an increase in sales into electronics markets as orders and sales to our telecommunications customers rebounded and we continued to expand into other vertical markets.
These increases were partially offset by:
•	inflationary increases related to raw materials, such as stainless steel, and labor costs.
Net interest expense

	Three months ended
	March 29	March 31
In thousands	2008	2007	Difference	% change

Net interest expense	$16,088	$14,711	$1,377	9.4%

The 9.4 percentage point increase in interest expense in the first quarter of 2008 from 2007 was primarily the result of:
•	an increase in outstanding debt primarily related to the Jung Pump and Porous Media acquisitions.
These increases were partially offset by:
•	favorable impact of lower variable interest rates.
Provision for income taxes

	Three months ended
	March 29	March 31
In thousands	2008	2007

Income before income taxes	$79,814	$65,831
Provision for income taxes	27,170	23,202
Effective tax rate	34.0%	35.2%
The 1.2 percentage point decrease in the effective tax rate in the first quarter of 2008 from 2007 was primarily the result of:
•	higher earnings in lower-tax rate jurisdictions during 2008.
We estimate our effective income tax rate for the remaining quarters of this year will be between 33.5% and 34.5% resulting in a full year effective income tax rate of between 33.5% and 34.5%.
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
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	March 29	December 31	March 31
Days	2008	2007	2007

Days of sales in accounts receivable	55	53	55
Days inventory on hand	75	75	76
Days in accounts payable	55	54	56
Operating activities
Cash used for operating activities was $70.3 million in the first three months of 2008 compared with cash used for operating activities of $57.7 million in the prior year comparable period. The increase in cash used for operating activities was primarily due to an increase in cash used for working capital in the first quarter of 2008 versus the same period of last year, partially offset by higher income from continuing operations. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first three months of 2008 were $14.2 million compared with $18.9 million in the prior year period. We currently anticipate capital expenditures for fiscal 2008 will be approximately $65 to $75 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement capital.
Cash proceeds from the sale of property and equipment of $3.8 million in 2008 was primarily related to the sale of a facility in our Water Group.
On February 29, 2008, we sold our NPT business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.

On February 2, 2007, we acquired as part of our Water Group all of the outstanding shares of capital stock of Jung Pump for $229.5 million, including a cash payment of $239.6 million and transaction costs of $1.3 million, less cash acquired of $11.4 million.
Financing activities
Net cash provided by financing activities was $41.2 million in the first three months of 2008 compared with $314.7 million provided by financing activities in the prior year period. The decrease primarily relates to the funds borrowed in 2008 for the Jung Pump acquisition. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We have a multi-currency revolving Credit Facility (the “Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 29, 2008, we had $66.9 million of commercial paper outstanding that matures within 42 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $539.7 million at March 29, 2008.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $7.0 million outstanding as of March 29, 2008.
We were in compliance with all debt covenants as of March 29, 2008.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable
On March 7, 2007, Standard & Poor’s Ratings Services revised its current rating outlook on us from stable to negative. At the same time, Standard & Poor’s affirmed its long-term debt rating of ‘BBB’. Standard & Poor’s stated that the outlook revision reflects the additional leverage and stress on credit metrics that will result from the acquisition of Porous Media, which had been announced at the time. The negative outlook indicates the rating could be lowered if financial policies become more aggressive or if operating results are weaker than expected.
As of March 29, 2008, our capital structure consisted of $1,131.3 million in total indebtedness and $1,974.2 million in shareholders’ equity. The ratio of debt-to-total capital at March 29, 2008 was 36.4 percent, compared with 35.7 percent at December 31, 2007 and 38.8 percent at March 31, 2007. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders, and to repurchase Company stock. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2008 were $16.9 million, or $0.17 per common share, compared with $15.0 million, or $0.15 per common share, in the prior year period. We have increased dividends every year for the last 32 years and expect to continue paying dividends on a quarterly basis.
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of March 29, 2008, we had repurchased an additional 371,613 shares for $12.5 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $37.5 million for the remainder of 2008.
The total gross liability for uncertain tax positions under FIN 48 at March 29, 2008 is approximately $24.3 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2007 Annual Report on Form 10-K.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of income from continuing operations. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of income from continuing operations. Free cash flow and conversion of income from continuing operations are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of income from continuing operations are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends, repurchase common stock and repay debt. In addition, free cash flow and conversion of income from continuing operations are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of income from continuing operations may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of income from continuing operations with cash flows from continuing operations:

	Three months ended
	March 29	March 31
In thousands	2008	2007

Net cash used for continuing operations	$(67,401)	$(57,098)
Capital expenditures	(14,225)	(18,865)
Proceeds from sale of property and equipment	3,845	1,329

Free Cash Flow	(77,781)	(74,634)
Income from continuing operations	52,644	42,629

Conversion of income from continuing operations	(147.7%)	(175.1%)

In 2008, our objective is to generate free cash flow that equals or exceeds 100% conversion of income from continuing operations.
NEW ACCOUNTING STANDARDS
See Note 1 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our 2007 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 29, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 29, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 29, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Pentair, Inc.
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Corporation”) as of March 29, 2008 and March 31, 2007, and the related condensed consolidated statements of income for the three-month ended March 29, 2008 and March 31, 2007 and of cash flows for the three-month periods ended March 29, 2008 and March 31, 2007. These interim financial statements are the responsibility of the Corporation’s management.
We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pentair, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 6 to the accompanying condensed consolidated financial statements (not presented herein). Our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Company’s changes in its method of accounting for uncertain tax positions in 2007. We also audited the adjustments described in Note 6 that were applied to reclassify the December 31, 2007 consolidated balance sheet of Pentair, Inc and subsidiaries (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2007.
DELOITTE & TOUCHE LLP
Minneapolis, MN

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2007 Annual Report on Form 10-K, other than those matters identified below.
Horizon Litigation
Twenty-eight separate lawsuits involving 29 primary plaintiffs, a class action and claims for indemnity by Celebrity Cruise Lines, Inc. (“Celebrity”) were brought against Essef Corporation and certain of its subsidiaries (the “Essef Defendants”) prior to our acquisition of Essef in August 1999. The claims against Essef and its involved subsidiaries were based upon the allegation that Essef designed, manufactured and marketed two sand swimming pool filters that were installed as a part of the spa system on the Horizon cruise ship and allegations that the spa and filters contained Legionnaire’s disease bacteria that infected certain passengers on cruises in July 1994.
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
The only remaining unresolved claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef Defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts were exclusive of pre-judgment interest and attorneys’ fees.
In February 2008, the District Court entered judgment against the Essef Defendants in the aggregate amount of $30.4 million for out-of-pocket costs and expenses and lost profits, including interest accrued to February 29, 2008. On March 28, 2008, Celebrity filed a notice of appeal to the Second Circuit Court of Appeals. The Essef Defendants filed their notice of cross-appeal on April 10, 2008.
In April 2008, the Essef Defendants posted a bond and letter of credit in the aggregate amount of approximately $32.0 million to stay execution of the judgment pending appeal.
The timing of the final resolution of this litigation is uncertain as a result of the appeals. We believe that the appellate court would not reach a final decision in this appeal until the fourth quarter of 2008 at the earliest, and possible not until sometime in 2009.
We have assessed the impact of the final judgment and appeals on our previously established reserves for this matter and, based on information available at this time, have not changed our reserves, except to take into account appropriate interest accruals.
We believe that any judgment we pay in this matter would be tax-deductible in the year paid or in subsequent years. In addition to the impact of any loss on this matter on our earnings per share when recognized, we may need to borrow funds from our banks or other sources to pay any judgment, plus post-judgment interest, until the exhaustion of all appeals.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the first quarter of 2008:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Dollar Value of Shares
	Total Number		Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

January 1 - January 26, 2008	58,766	$33.87	—	$50,000,000
January 27 - February 23, 2008	312,736	$33.61	310,924	$39,549,982
February 24 - March 29, 2008	73,711	$33.54	60,689	$37,500,025

Total	445,213		371,613
(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 58,766 shares for the period January 1 — January 26, 2008, 1,812 shares for the period January 27 — February 23, 2008, and 13,022 shares for the period February 24 — March 29, 2008 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of publicly announced programs to repurchase up to $50 million of our common stock.

(d)	In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of March 29, 2008, we had purchased 371,613 shares for $12.5 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.

ITEM 5. OTHER INFORMATION
Shareholder Nominees
According to our By-Laws, a shareholder must give advance notice and furnish certain information in order to submit a nomination for election as a director. Any shareholder who wishes to present a candidate for consideration by the Governance Committee should send a letter identifying the name of the candidate and summary of the candidate’s qualifications, along with the other supporting documentation described in Article 1, Section 10 of our By-Laws, to the Governance Committee. This letter should be addressed c/o Corporate Secretary, Pentair, Inc., 5500 Wayzata Boulevard, Suite 800, Golden Valley, MN 55416 no earlier than January 13, 2009 and no later than February 7, 2009 for consideration at the 2009 Annual Meeting. You can find a copy of our By-Laws on file with the SEC by searching the EDGAR archives at www.sec.gov/edgar/searchedgar/webusers.htm. You may also obtain a copy from us free of charge by submitting a written request to the Corporate Secretary, Pentair, Inc., 5500 Wayzata Boulevard, Suite 800, Golden Valley, MN 55416.
SHAREHOLDER PROPOSALS FOR THE 2009 ANNUAL MEETING OF SHAREHOLDERS
The deadline for submitting a shareholder proposal for inclusion in our proxy statement and form of proxy for our 2009 Annual Meeting of Shareholders pursuant to Rule 14a-8 of the SEC is November 24, 2008. A shareholder who otherwise intends to present business at the 2009 Annual Meeting must comply with the requirements set forth in our By-Laws. The By-Laws state, among other things, that to bring business before an annual meeting, a shareholder must give written notice that complies with the By-Laws to our Secretary not less than 45 days nor more than 70 days prior to the first annual anniversary of the date when we first mailed our proxy statement to shareholders in connection with the immediately preceding annual meeting. Accordingly, we must receive notice of a shareholder proposal submitted other than pursuant to Rule 14a-8 by February 7, 2009. If the notice is received after February 7, 2009, then the notice will be considered untimely and we are not required to present such proposal at the 2009 Annual Meeting. If the Board chooses to present a proposal submitted other than pursuant to Rule 14a-8 at the 2009 Annual Meeting, then the persons named in the proxies solicited by the Board for the 2009 Annual Meeting may exercise discretionary voting power with respect to such proposal. Shareholder proposals should be sent to us at our principal executive offices: 5500 Wayzata Boulevard, Suite 800, Golden Valley, MN 55416, Attention: Corporate Secretary.
2008 Omnibus Stock Incentive Plan Amendment
On April 16, 2008, in response to a recommendation by RiskMetrics Group’s ISS Governance Services, a shareholder advisory service, the Compensation Committee of the Board of Directors of Pentair, Inc. (the “Company”) amended Sections 6(a) and 10 of the Company’s 2008 Omnibus Stock Incentive Plan (the “Plan”). The Company is currently soliciting shareholder approval of the Plan at the Company’s annual meeting of shareholders scheduled to be held on May 1, 2008 (the “Annual Meeting”) pursuant to a proxy statement the Company filed with the Securities and Exchange Commission on March 18, 2008. The Plan described in the proxy statement and to be voted upon by the Company’s shareholders at the Annual Meeting is modified by the amendments to Sections 6(a) and 10 of the Plan as described in this Quarterly Report on Form 10-Q.
The amendment to Section 6(a) reduces the number of shares authorized for issuance under the Plan to 7,500,000 from 8,500,000. The amendment to Section 10 of the Plan provides that Dividend Equivalent Units may only be granted under the Plan in tandem with a “full value” award. A “full value” award is defined in the Plan as restricted stock, restricted stock units, performance shares, performance units (valued in relation to a share of the Company’s common stock), deferred stock rights and any other similar award granted under the Plan under which the value of the award is measured as a full value of a share of the Company’s common stock, rather than the increase in the value of a share of the Company’s common stock.
Following the amendments to the Plan, the amended Sections 6(a) and 10 read as follows:
          6. Shares Reserved Under This Plan.
     (a) Plan Reserve. Subject to adjustment as provided in Section 16, an aggregate of seven million five hundred thousand (7,500,000) Shares are reserved for issuance under this Plan. The Shares reserved for issuance may be either authorized and unissued Shares or shares reacquired at any time and now or hereafter held as treasury stock.
          10. Dividend Equivalent Units. Subject to the terms of this Plan, the Administrator will determine all terms and conditions of each award of Dividend Equivalent Units, including but not limited to whether: (a) such Award will be granted in tandem with another Award; (b) payment of the Award be made currently or credited to an account for the Participant which provides for the deferral of such amounts until a stated time; and (c) the Award will be settled in cash or Shares; provided that Dividend Equivalent Units may be granted only in tandem with a “full value” Award as defined in Section 6(c).

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

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2008.

PENTAIR, INC. Registrant
By /s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By /s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended March 29, 2008

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