Form 10-Q
period 2008-06-28
PENTAIR INC
filed 2008-07-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2008
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
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☑
On June 28, 2008, 98,919,004 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands, except per-share data	2008	2007	2008	2007

Net sales	$909,757	$899,299	$1,750,161	$1,692,144
Cost of goods sold	631,695	619,750	1,220,768	1,176,664

Gross profit	278,062	279,549	529,393	515,480
Selling, general and administrative	146,311	151,881	284,957	291,363
Research and development	16,314	14,808	32,180	29,758
Legal settlement	20,435	—	20,435	—

Operating income	95,002	112,860	191,821	194,359
Other (income) expense:
Gain on sale of interest in subsidiaries	(109,648)	—	(109,648)	—
Equity losses of unconsolidated subsidiary	847	36	1,764	993
Net interest expense	15,862	18,483	31,950	33,194

Income from continuing operations before income taxes	187,941	94,341	267,755	160,172
Provision for income taxes	49,206	33,348	76,376	56,550

Income from continuing operations	138,735	60,993	191,379	103,622
Income (loss) from discontinued operations, net of tax	—	1,008	(1,217)	509
Gain (loss) on disposal of discontinued operations, net of tax	—	64	(7,137)	207

Net income	$138,735	$62,065	$183,025	$104,338

Earnings (loss) per common share
Basic
Continuing operations	$1.41	$0.62	$1.95	$1.04
Discontinued operations	—	0.01	(0.09)	0.01

Basic earnings per common share	$1.41	$0.63	$1.86	$1.05

Diluted
Continuing operations	$1.39	$0.61	$1.92	$1.03
Discontinued operations	—	0.01	(0.08)	0.01

Diluted earnings per common share	$1.39	$0.62	$1.84	$1.04

Weighted average common shares outstanding
Basic	98,062	98,874	98,172	98,915
Diluted	99,509	100,371	99,462	100,294

Cash dividends declared per common share	$0.17	$0.15	$0.34	$0.30
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 28	December 31	June 30
In thousands, except share and per-share data	2008	2007	2007

Assets
Current assets
Cash and cash equivalents	$74,616	$70,795	$52,016
Accounts and notes receivable, net	558,928	466,675	523,941
Inventories	437,421	392,416	395,330
Deferred tax assets	51,961	50,511	51,621
Prepaid expenses and other current assets	46,213	35,908	41,605
Current assets of discontinued operations	—	21,716	31,750

Total current assets	1,169,139	1,038,021	1,096,263

Property, plant and equipment, net	379,471	365,990	352,853

Other assets
Goodwill	2,158,229	2,004,720	1,924,208
Intangibles, net	558,451	491,263	503,663
Other	78,732	82,237	77,821
Non-current assets of discontinued operations	—	18,383	18,436

Total other assets	2,795,412	2,596,603	2,524,128

Total assets	$4,344,022	$4,000,614	$3,973,244

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$217	$13,586	$10,202
Current maturities of long-term debt	4,442	5,075	4,516
Accounts payable	238,656	229,937	211,504
Employee compensation and benefits	98,816	111,475	95,960
Current pension and post-retirement benefits	8,557	8,557	7,918
Accrued product claims and warranties	47,528	49,382	48,867
Income taxes	18,115	12,919	20,322
Accrued rebates and sales incentives	36,687	36,663	42,075
Other current liabilities	130,431	90,377	93,948
Current liabilities of discontinued operations	—	2,935	9,616

Total current liabilities	583,449	560,906	544,928

Other liabilities
Long-term debt	1,024,160	1,041,925	1,173,184
Pension and other retirement compensation	171,923	161,042	218,420
Post-retirement medical and other benefits	35,095	37,147	46,806
Long-term income taxes payable	24,442	21,306	14,705
Deferred tax liabilities	189,214	167,633	110,412
Other non-current liabilities	95,544	97,086	87,949
Non-current liabilities of discontinued operations	—	2,698	2,546

Total liabilities	2,123,827	2,089,743	2,198,950

Commitments and contingencies

Minority interest	122,960	—	—

Shareholders’ equity
Common shares par value $0.16 2/3; 98,919,004, 99,221,831 and 99,969,848 shares issued and outstanding, respectively	16,483	16,537	16,662
Additional paid-in capital	465,141	476,242	493,114
Retained earnings	1,445,504	1,296,226	1,219,555
Accumulated other comprehensive income	170,107	121,866	44,963

Total shareholders’ equity	2,097,235	1,910,871	1,774,294

Total liabilities and shareholders’ equity	$4,344,022	$4,000,614	$3,973,244

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 28	June 30
In thousands	2008	2007

Operating activities
Net income	$183,025	$104,338
Adjustments to reconcile net income to net cash provided by (used for) operating activities
(Income) loss from discontinued operations	1,217	(509)
(Gain) loss on disposal of discontinued operations	7,137	(207)
Equity losses of unconsolidated subsidiary	1,764	993
Depreciation	30,795	30,043
Amortization	13,101	12,952
Deferred income taxes	21,037	(6,476)
Stock compensation	11,932	12,626
Excess tax benefits from stock-based compensation	(776)	(2,213)
Gain on sale of assets	(443)	—
Gain on sale of interest in subsidiaries	(109,648)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(85,203)	(84,466)
Inventories	(20,300)	8,040
Prepaid expenses and other current assets	(7,852)	(3,465)
Accounts payable	11,044	10,308
Employee compensation and benefits	(18,482)	(4,915)
Accrued product claims and warranties	(2,298)	4,561
Income taxes	4,131	5,157
Other current liabilities	31,261	2,525
Pension and post-retirement benefits	3,320	7,730
Other assets and liabilities	4,986	2,554

Net cash provided by (used for) continuing operations	79,748	99,576
Net cash provided by ( used for) operating activities of discontinued operations	(4,137)	(1,660)

Net cash provided by (used for) operating activities	75,611	97,916

Investing activities
Capital expenditures	(26,328)	(30,058)
Proceeds from sale of property and equipment	3,802	1,526
Acquisitions, net of cash acquired or received	6,237	(482,885)
Divestitures	29,959	—
Other	—	(779)

Net cash provided by (used for) investing activities	13,670	(512,196)

Financing activities
Net short-term borrowings	(13,965)	(4,708)
Proceeds from long-term debt	279,405	1,121,402
Repayment of long-term debt	(297,740)	(673,341)
Debt issuance costs	(50)	(1,782)
Excess tax benefits from stock-based compensation	776	2,213
Proceeds from exercise of stock options	2,175	4,922
Repurchases of common stock	(21,721)	(9,280)
Dividends paid	(33,747)	(29,991)

Net cash provided by (used for) financing activities	(84,867)	409,435

Effect of exchange rate changes on cash and cash equivalents	(593)	2,041

Change in cash and cash equivalents	3,821	(2,804)
Cash and cash equivalents, beginning of period	70,795	54,820

Cash and cash equivalents, end of period	$74,616	$52,016

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
Certain line items within the 2007 Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows have been reclassified from the 2007 presentation to conform to the 2008 presentation. The reclassification reflects the presentation of Equity losses of unconsolidated subsidiary of $0.1 and $1.0 for the three and six months ended June 30, 2007, respectively, and as a separate line item below Operating income in the Condensed Consolidated Statements of Income rather than as a component of Selling, general and administrative, and as a separate line in the Adjustments to reconcile net income to net cash used for operating activities in the Condensed Consolidated Statements of Cash Flows, rather than as a component of Other assets and liabilities. This reclassification corrects the previous presentation and was not material to the financial statements. It did not affect Net income within the Condensed Consolidated Statements of Income or net cash provided by (used for) operating, investing or financing activities within the Condensed Consolidated Statements of Cash Flows.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
2. New Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting FAS 161.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently evaluating the impact of adopting FAS 160 on our consolidated results of operations and financial condition.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
At June 28, 2008, our interest rate swaps (see note 12) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
3. Stock-based Compensation
Total stock-based compensation expense was $5.5 million and $6.4 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and was $11.9 million and $12.6 million for the six months ended June 28, 2008 and June 30, 2007, respectively.
Non-vested shares of our common stock were granted to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards during the second quarter of 2008 and 2007 was $2.4 million and $2.6 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and was $5.5 million and $5.4 million for the six months ended June 28, 2008 and June 30, 2007, respectively.
During the first half of 2008, option awards were granted under the Omnibus Stock Incentive Plan, the 2008 Omnibus Stock Incentive Plan, as amended, and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Total compensation expense for stock option awards was $3.1 and $3.8 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and was $6.4 million and $7.2 million for the six months ended June 28, 2008 and June 30, 2007, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	June 28		June 30
	2008		2007

Expected stock price volatility	27.0%		28.5%
Expected life	4.8	yrs	4.8	yrs
Risk-free interest rate	3.16%		4.76%
Dividend yield	1.91%		1.74%
The weighted-average fair value of options granted during the second quarter of 2008 and 2007 was $7.38 and $8.34 per share, respectively.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Weighted average common shares outstanding — basic	98,062	98,874	98,172	98,915
Dilutive impact of stock options and restricted stock	1,447	1,497	1,290	1,379

Weighted average common shares outstanding — diluted	99,509	100,371	99,462	100,294

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,177	2,163	3,719	3,150
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of June 28, 2008, we had purchased 654,118 shares for $22.4 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.
5. Restructuring
During the second quarter of 2008, we announced and initiated certain business restructuring initiatives to further streamline our operations as a result of continuing deterioration in certain end markets. In relation to these initiatives, we recorded restructuring charges (reflected in selling, general and administrative expense on the accompanying Consolidated Statement of Income) of $2.7 million primarily for severance benefits paid or to be paid to terminated employees, the majority of which has been paid.
6. Acquisitions
On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business (the “GE Transaction”). The acquisition was effected through the formation of two new entities, a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner. The fair value of the acquisition was $226.0 million. The acquisition and related sale of our 19.9 percent interest resulted in a gain of $109.6 million ($85.8 million after tax), representing the difference between the carrying amount of the 19.9 percent interest sold and the fair value of our share of the acquired business.
With the formation of this business, we will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expected to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.
The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $129.8 million, all of which is tax deductible. We continue to evaluate the purchase price allocation, including tangible and intangible assets, which primarily consist of trademarks, proprietary technology and customer relationships, contingent liabilities and liabilities associated with exit or disposal activities, and expect to revise the purchase price allocation in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

In thousands

Inventory	$16,988
Property, plant & equipment	12,965
Goodwill	129,750
Identifiable intangible assets	66,483
Current liabilities	(224)

$225,962

On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”). Calmark’s results of operations have been included in our condensed consolidated financial statements since the date of acquisition.

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

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands, except share and per-share data	2008	2007	2008	2007

Pro forma net sales from continuing operations	$939,341	$920,824	$1,804,634	$1,759,166
Pro forma net income from continuing operations	138,735	60,993	191,379	103,436
Income (loss) from discontinued operations, net of tax	—	1,072	(8,354)	716
Pro forma net income	138,735	62,065	183,025	104,152
Pro forma earnings per common share — continuing operations
Basic	$1.41	$0.62	$1.95	$1.05
Diluted	$1.39	$0.61	$1.92	$1.03

Weighted average common shares outstanding
Basic	98,062	98,874	98,172	98,915
Diluted	99,509	100,371	99,462	100,294
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
7. Discontinued Operations
In February 2008, consistent with our strategy to refine our portfolio and more fully focus on our growing core pool equipment business globally within our Water Group, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. NPT is a wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Operating results of the discontinued operations for the second quarter of 2008 and 2007 are summarized below:

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Net sales	$—	$23,346	$7,085	$38,496
Income (loss) from discontinued operations before income taxes	—	1,619	(1,965)	821
Income tax (expense) benefit	—	(611)	748	(312)

Income (loss) from discontinued operations, net of income taxes	—	1,008	(1,217)	509
Gain (loss) on disposal of discontinued operations, before taxes	—	100	(6,588)	325
Income tax expense	—	(36)	(549)	(118)

Gain (loss) on disposal of discontinued operations, net of tax	$—	$64	$(7,137)	$207

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Net assets (liabilities) of discontinued operations consist of the following:

	December 31	June 30
In thousands	2007	2007

Accounts and notes receivable, net	$5,547	$9,203
Inventories	14,710	20,678
Other current assets	1,459	1,869

Current assets of discontinued operations	21,716	31,750
Property, plant and equipment, net	1,436	1,469
Goodwill	16,806	16,806
Other non-current assets	141	161

Non-current assets of discontined operations	18,383	18,436

Total assets	$40,099	$50,186

Accounts payable	$1,712	$7,647
Other current liabilities	1,223	1,969

Current liabilities of discontined operations	2,935	9,616
Deferred income tax	2,400	2,203
Other non-current liabilities	298	343

Non-current liabilities of discontined operations	2,698	2,546

Total liabilities	5,633	12,162

Net assets of discontinued operations	$34,466	$38,024

8. Inventories
Inventories were comprised of:

	June 28	December 31	June 30
In thousands	2008	2007	2007

Raw materials and supplies	$216,002	$199,330	$198,651
Work-in-process	52,660	51,807	55,133
Finished goods	168,759	141,279	141,546

Total inventories	$437,421	$392,416	$395,330

9. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Net income	$138,735	$62,065	$183,025	$104,338
Changes in cumulative foreign currency translation adjustment	(933)	11,021	46,887	26,947
Changes in market value of derivative financial instruments classified as cash flow hedges	5,872	1,548	1,354	1,311

Comprehensive income	$143,674	$74,634	$231,266	$132,596

10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 28, 2008 and June 30, 2007 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2007	Acquisitions	Translation	June 28, 2008

Water Group	$1,712,227	$130,210	$21,824	$1,864,261
Technical Products Group	292,493	(46)	1,521	293,968

Consolidated Total	$2,004,720	$130,164	$23,345	$2,158,229

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

			Foreign Currency
In thousands	December 31, 2006	Acquisitions	Translation	June 30, 2007

Water Group	$1,432,653	$196,980	$7,454	$1,637,087
Technical Products Group	269,311	11,421	6,389	287,121

Consolidated Total	$1,701,964	$208,401	$13,843	$1,924,208

The increase in goodwill in the Water Group is related primarily to the GE Transaction in 2008 and our acquisition of Jung Pump during 2007.
Intangible assets, other than goodwill, were comprised of:

	June 28, 2008			December 31, 2007			June 30, 2007
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,478	$(8,863)	$6,615	$15,457	$(7,904)	$7,553	$15,443	$(6,949)	$8,494
Non-compete agreements	4,722	(4,316)	406	4,722	(4,050)	672	4,722	(3,322)	1,400
Brand names	1,602	—	1,602	—	—	—	—	—	—
Proprietary technology	73,996	(15,052)	58,944	59,944	(12,564)	47,380	53,538	(9,997)	43,541
Customer relationships	296,372	(39,015)	257,357	238,712	(30,378)	208,334	256,316	(23,449)	232,867

Total finite-life intangibles	$392,170	$(67,246)	$324,924	$318,835	$(54,896)	$263,939	$330,019	$(43,717)	$286,302

Indefinite-life intangibles
Brand names	233,527	—	233,527	227,324	—	227,324	217,361	—	217,361

Total intangibles, net	$625,697	$(67,246)	$558,451	$546,159	$(54,896)	$491,263	$547,380	$(43,717)	$503,663

Intangible asset amortization expense was approximately $5.9 million and $7.1 million for the three months ended June 28, 2008 and June 30, 2007, respectively, and was approximately $12.4 million and $10.9 million for the six months ended June 28, 2008 and June 30, 2007 respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2008 and the next five years is as follows:

In thousands	2008 Q3-Q4	2009	2010	2011	2012	2013

Estimated amortization expense	$13,419	$26,161	$25,488	$25,381	$24,374	$24,210
11. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	June 28	December 31	June 30
In thousands	June 28, 2008	(Year)	2008	2007	2007

Commercial paper, maturing within 34 days	2.90%		$49,383	$105,990	$215,019
Revolving credit facilities	2.96%	2012	116,500	76,722	98,453
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	3.37%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	250,000	250,000	250,000
Other	3.02%	2008-2016	6,478	20,387	16,336

Total contractual debt obligations			1,027,361	1,058,099	1,184,808
Deferred income related to swaps			1,458	2,487	3,094

Total debt, including current portion per balance sheet			1,028,819	1,060,586	1,187,902
Less: Current maturities			(4,442)	(5,075)	(4,516)
Short-term borrowings			(217)	(13,586)	(10,202)

Long-term debt			$1,024,160	$1,041,925	$1,173,184

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We have a multi-currency revolving Credit Facility (“Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 28, 2008, we had $49.4 million of commercial paper outstanding that matures within 34 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $609.1 million at June 28, 2008.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of June 28, 2008.
We were in compliance with all debt covenants as of June 28, 2008.
Debt outstanding at June 28, 2008 matures on a calendar year basis as follows:

In thousands	2008 Q3-Q4	2009	2010	2011	2012	2013	Thereafter	Total

Contractual debt obligation maturities	$2,847	$250,721	$72	$6	$273,685	$200,007	$300,023	$1,027,361
Other maturities	583	875	—	—	—	—	—	1,458

Total maturities	$3,430	$251,596	$72	$6	$273,685	$200,007	$300,023	$1,028,819

On July 8, 2008, we announced the commencement of a cash tender offer for all of the outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (‘the Notes”). The tender offer is being made pursuant to an Offer to Purchase and related Letter of Transmittal dated July 8, 2008, which sets forth more fully the terms and conditions of the tender offer, including a minimum tender condition and other general conditions. On July 17, 2008, we amended the tender offer to increase the effective tender price and remove the minimum tender condition. We intend to use the available capacity under our Credit Facility to fund the purchase of the Notes.
12. Derivatives and Financial Instruments
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $3.4.million at June 28, 2008 and is recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principle amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR, results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $2.3 million at June 28, 2008 and is recorded in Other non-current liabilities.
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
13. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended June 28, 2008 was 28.5% compared to 35.3% for the six months ended June 30, 2007. We expect the effective tax rate for the remainder of 2008 to be between 33% and 34%, resulting in a full year effective income tax rate of between 30.0% and 31.0%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions under FASB Interpretation No. (“FIN”) 48 at June 28, 2008 is estimated to be approximately $24.4 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Benefit Plans
Components of net periodic benefit cost for the three and six months ended June 28, 2008 and June 30, 2007 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Service cost	$3,529	$4,331	$65	$146
Interest cost	8,174	7,891	634	746
Expected return on plan assets	(7,475)	(7,133)	—	—
Amortization of transition obligation	12	36	—	—
Amortization of prior year service cost (benefit)	44	40	(34)	(62)
Recognized net actuarial loss (gains)	68	798	(825)	(355)

Net periodic benefit cost	$4,352	$5,963	$(160)	$475

	Six months ended
	Pension benefits		Post-retirement
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Service cost	$7,058	$8,662	$130	$292
Interest cost	16,348	15,782	1,268	1,492
Expected return on plan assets	(14,950)	(14,266)	—	—
Amortization of transition obligation	24	72	—	—
Amortization of prior year service cost (benefit)	88	80	(68)	(124)
Recognized net actuarial loss (gains)	136	1,596	(1,650)	(710)

Net periodic benefit cost	$8,704	$11,926	$(320)	$950

15. Business Segments
Financial information by reportable segment for the three and six months ended June 28, 2008 and June 30, 2007 is shown below:

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Net sales to external customers
Water Group	$605,497	$642,149	$1,160,441	$1,182,411
Technical Products Group	304,260	257,150	589,720	509,733

Consolidated	$909,757	$899,299	$1,750,161	$1,692,144

Intersegment sales
Water Group	$139	$46	$511	$260
Technical Products Group	1,034	1,689	2,172	2,585
Other	(1,173)	(1,735)	(2,683)	(2,845)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$57,822	$89,195	$122,241	$151,621
Technical Products Group	49,732	36,140	95,069	67,771
Other	(12,552)	(12,475)	(25,489)	(25,033)

Consolidated	$95,002	$112,860	$191,821	$194,359

Other sales and operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
16. Warranty
The changes in the carrying amount of service and product warranties for the six months ended June 28, 2008 and June 30, 2007 were as follows:

	June 28	June 30
In thousands	2008	2007

Balance at beginning of the year	$39,382	$34,093
Service and product warranty provision	33,726	34,907
Payments	(36,024)	(31,462)
Acquired	184	1,116
Translation	260	213

Balance at end of the period	$37,528	$38,867

17. Commitments and Contingencies
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
The remaining claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef Defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts were exclusive of pre-judgment interest and attorneys’ fees.
In February 2008, the District Court entered judgment against the Essef Defendants in the aggregate amount of $30.4 million for out-of-pocket costs and expenses and lost profits, including interest accrued to February 29, 2008. On March 28, 2008, Celebrity filed a notice of appeal to the Second Circuit Court of Appeals. The Essef Defendants filed their notice of cross-appeal on April 10, 2008.
In late June 2008, the parties agreed to settle the outstanding claims for a total of $35 million, inclusive of all costs and interest to the date of payment. A Settlement Agreement and Release was entered into on July 8, 2008 pursuant to which we will pay Celebrity approximately $28 million no later than August 7, 2008. The first layer excess liability insurer with respect to this claim will pay Celebrity the balance of its policy limits, which is approximately $7 million. With those payments, the case will be closed.
We have assessed the impact of the final judgment and appeals on our previously established reserves for this matter and have increased the accruals as of June 28, 2008 by approximately $20 million to an aggregate of $28 million.
We have identified an additional insurance policy that we believe applies to this liability. The insurer has denied coverage, and we have initiated suit to recover for our loss in the Horizon case. The increase in our accruals discussed above does not take into account any potential recovery under this additional insurance policy.
We believe that this settlement amount will be tax-deductible in 2008. We will borrow the amount of the settlement payment of $28 million under our Credit Facility.
18. Financial Statements of Subsidiary Guarantors
The $250 million Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of June 28, 2008, December 31, 2007 and June 30, 2007, the related Condensed Consolidated Statements of Income for the three and six-months ended June 28, 2008 and June 30, 2007, and Statements of Cash Flows for the six-months ended June 28, 2008 and June 30, 2007, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries. Net change in advances to subsidiaries in the following 2007 Condensed Consolidated Statements of Cash Flows has been reclassified from investing activities to financing activities to conform to the current year presentation. The following condensed financial statements also reflect a change in the presentation of the earnings from investments in subsidiary as previously disclosed in our 2007 footnote.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended June 28, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$691,424	$285,110	$(66,777)	$909,757
Cost of goods sold	—	496,837	201,591	(66,733)	631,695

Gross profit	—	194,587	83,519	(44)	278,062
Selling, general and administrative	3,943	96,800	45,612	(44)	146,311
Research and development	89	11,797	4,428	—	16,314
Legal settlement	—	20,435	—	—	20,435

Operating (loss) income	(4,032)	65,555	33,479	—	95,002
Other (income) expense:
Earnings from investment in subsidiary	(128,239)	—	—	128,239	—
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Equity losses of unconsolidated subsidiary	—	847	—	—	847
Net interest (income) expense	(21,067)	38,391	(1,462)	—	15,862

Income (loss) before income taxes	145,274	135,965	34,941	(128,239)	187,941
Provision for income taxes	6,539	33,057	9,610	—	49,206

Income (loss) from continuing operations	138,735	102,908	25,331	(128,239)	138,735

Net income (loss)	$138,735	$102,908	$25,331	$(128,239)	$138,735

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the six months ended June 28, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,332,274	$540,645	$(122,758)	$1,750,161
Cost of goods sold	—	960,259	382,913	(122,404)	1,220,768

Gross profit	—	372,015	157,732	(354)	529,393
Selling, general and administrative	8,463	186,845	90,003	(354)	284,957
Research and development	164	23,669	8,347	—	32,180
Legal settlement	—	20,435	—	—	20,435

Operating (loss) income	(8,627)	141,066	59,382	—	191,821
Other (income) expense:
Earnings from investment in subsidiary	(162,472)	—	—	162,472	—
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Equity losses of unconsolidated subsidiary	—	1,764	—	—	1,764
Net interest (income) expense	(42,121)	76,758	(2,687)	—	31,950

Income (loss) before income taxes	195,966	172,192	62,069	(162,472)	267,755
Provision for income taxes	12,868	46,266	17,242	—	76,376

Income (loss) from continuing operations	183,098	125,926	44,827	(162,472)	191,379
Loss from discontinued operations, net of tax	(73)	(1,144)	—	—	(1,217)
Loss on disposal of discontinued operations, net of tax	—	(7,137)	—	—	(7,137)

Net income (loss)	$183,025	$117,645	$44,827	$(162,472)	$183,025

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
June 28, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6,602	$5,499	$62,515	$—	$74,616
Accounts and notes receivable, net	732	337,676	290,942	(70,422)	558,928
Inventories	—	252,494	184,927	—	437,421
Deferred tax assets	72,756	35,344	9,173	(65,312)	51,961
Prepaid expenses and other current assets	8,311	3,105	38,646	(3,849)	46,213

Total current assets	88,401	634,118	586,203	(139,583)	1,169,139

Property, plant and equipment, net	5,790	173,778	199,903	—	379,471

Other assets
Investments in/advances to subsidiaries	2,435,523	93,906	737,019	(3,266,448)	—
Goodwill	—	1,078,024	1,080,205	—	2,158,229
Intangibles, net	—	320,528	237,923	—	558,451
Other	77,140	8,053	23,921	(30,382)	78,732

Total other assets	2,512,663	1,500,511	2,079,068	(3,296,830)	2,795,412

Total assets	$2,606,854	$2,308,407	$2,865,174	$(3,436,413)	$4,344,022

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$217	$—	$217
Current maturities of long-term debt	8,591	159	250,014	(254,322)	4,442
Accounts payable	877	154,312	153,158	(69,691)	238,656
Employee compensation and benefits	11,163	45,179	42,474	—	98,816
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	32,869	14,659	—	47,528
Income taxes	6,218	3,262	8,635	—	18,115
Accrued rebates and sales incentives	—	29,955	6,732	—	36,687
Other current liabilities	129,902	(55,233)	59,611	(3,849)	130,431

Total current liabilities	165,308	210,503	535,500	(327,862)	583,449

Other liabilities
Long-term debt	1,021,174	1,947,579	269,019	(2,213,612)	1,024,160
Pension and other retirement compensation	70,698	23,903	77,322	—	171,923
Post-retirement medical and other benefits	21,173	44,304	—	(30,382)	35,095
Long-term taxes payable	24,442	—	—	—	24,442
Deferred tax liabilities	3,539	187,481	63,506	(65,312)	189,214
Due to / (from) affiliates	(721,832)	189,714	728,932	(196,814)	—
Other non-current liabilities	(74,882)	107,119	63,307	—	95,544

Total liabilities	509,620	2,710,603	1,737,586	(2,833,982)	2,123,827

Minority Interest	—	1,796	121,164	—	122,960

Shareholders’ equity	2,097,234	(403,992)	1,006,424	(602,431)	2,097,235

Total liabilities and shareholder’s equity	$2,606,854	$2,308,407	$2,865,174	$(3,436,413)	$4,344,022

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 28, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$183,025	$117,645	$44,827	$(162,472)	$183,025
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	—	1,217	—	—	1,217
(Gain) loss on disposal of discontinued operations	73	7,064	—	—	7,137
Equity losses of unconsolidated subsidiary	—	1,764	—	—	1,764
Depreciation	500	19,897	10,398	—	30,795
Amortization	1,486	8,528	3,087	—	13,101
Earnings from investments in subsidiaries	(162,472)	—	—	162,472	—
Deferred income taxes	(2,530)	23,816	(249)	—	21,037
Stock compensation	11,932	—	—	—	11,932
Excess tax benefits from stock-based compensation	(776)	—	—	—	(776)
Gain on sale of assets, net	(443)	—	—	—	(443)
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(6,223)	(60,148)	(38,958)	20,126	(85,203)
Inventories	—	(11,389)	(8,911)	—	(20,300)
Prepaid expenses and other current assets	24,968	(664)	(13,156)	(19,000)	(7,852)
Accounts payable	4,625	8,045	18,503	(20,129)	11,044
Employee compensation and benefits	(7,613)	(13,621)	2,752	—	(18,482)
Accrued product claims and warranties		(1,693)	(605)	—	(2,298)
Income taxes	(705)	2,528	2,308	—	4,131
Other current liabilities	(19,345)	22,103	9,500	19,003	31,261
Pension and post-retirement benefits	2,041	(270)	1,549	—	3,320
Other assets and liabilities	2,782	(504)	2,618	90	4,986

Net cash provided by (used for) continuing operations	31,325	14,670	33,663	90	79,748
Net cash provided by (used for) discontinued operations	—	(4,137)	—	—	(4,137)

Net cash provided by operating activities	31,325	10,533	33,663	90	75,611

Investing activities
Capital expenditures	(1,150)	(18,007)	(7,171)	—	(26,328)
Proceeds from sales of property and equipment	—	31	3,771	—	3,802
Acquisitions, net of cash acquired or received	1,150	—	5,087	—	6,237
Divestitures	—	29,959	—	—	29,959

Net cash provided by (used for) investing activities of continuing operation	—	11,983	1,687	—	13,670

Financing activities
Net short-term borrowings (repayments)	(13,965)	—	—	—	(13,965)
Proceeds from long-term debt	279,405	—	—	—	279,405
Repayment of long-term debt	(297,740)	—	—	—	(297,740)
Net change in advances to subsidiaries	61,706	(31,940)	(29,676)	(90)	—
Debt issuance costs	(50)	—	—	—	(50)
Excess tax benefit from stock-based compensation	776	—	—	—	776
Proceeds from exercise of stock options	2,175	—	—	—	2,175
Repurchases of common stock	(21,721)	—	—	—	(21,721)
Dividends paid	(33,747)	—	—	—	(33,747)

Net cash provided by financing activities of continuing operations	(23,161)	(31,940)	(29,676)	(90)	(84,867)

Effect of exchange rate changes on cash	(8,236)	4,074	3,569	—	(593)

Change in cash and cash equivalents	(72)	(5,350)	9,243	—	3,821
Cash and cash equivalents, beginning of period	6,674	10,849	53,272	—	70,795

Cash and cash equivalents, end of period	$6,602	$5,499	$62,515	$—	$74,616

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$721,841	$230,157	$(52,699)	$899,299
Cost of goods sold	—	506,667	165,686	(52,603)	619,750

Gross profit	—	215,174	64,471	(96)	279,549
Selling, general and administrative	18,890	104,423	28,664	(96)	151,881
Research and development	—	11,127	3,681	—	14,808

Operating (loss) income	(18,890)	99,624	32,126	—	112,860
Other (income) expense:
Earnings from investment in subsidiary	(72,612)	—	—	72,612	—
Equity losses of unconsolidated subsidiary	—	36	—	—	36
Net interest (income) expense	(10,371)	29,220	(366)	—	18,483

Income (loss) before income taxes	64,093	70,368	32,492	(72,612)	94,341
Provision for income taxes	2,092	20,365	10,891	—	33,348

Income (loss) from continuing operations	62,001	50,003	21,601	(72,612)	60,993
Income from discontinued operations, net of tax	—	1,008	—	—	1,008
Gain on disposal of discontinued operations, net of tax	64	—	—	—	64

Net income (loss)	$62,065	$51,011	$21,601	$(72,612)	$62,065

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the six months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,346,171	$442,704	$(96,731)	$1,692,144
Cost of goods sold	—	950,075	322,816	(96,227)	1,176,664

Gross profit	—	396,096	119,888	(504)	515,480
Selling, general and administrative	8,908	215,040	67,919	(504)	291,363
Research and development	—	22,634	7,124	—	29,758

Operating (loss) income	(8,908)	158,422	44,845	—	194,359
Other (income) expense:
Earnings from investment in subsidiary	(93,977)	—	—	93,977	—
Equity losses of unconsolidated subsidiary	—	993	—	—	993
Net interest (income) expense	(24,415)	58,526	(917)	—	33,194

Income (loss) before income taxes	109,484	98,903	45,762	(93,977)	160,172
Provision for income taxes	5,353	35,828	15,369	—	56,550

Income (loss) from continuing operations	104,131	63,075	30,393	(93,977)	103,622
Income from discontinued operations, net of tax	—	509	—	—	509
Gain on disposal of discontinued operations, net of tax	207	—	—	—	207

Net income (loss)	$104,338	$63,584	$30,393	$(93,977)	$104,338

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5,842	$6,507	$39,667	$—	$52,016
Accounts and notes receivable, net	118	387,150	189,405	(52,732)	523,941
Inventories	—	272,404	122,926	—	395,330
Deferred tax assets	95,963	33,190	5,368	(82,900)	51,621
Prepaid expenses and other current assets	12,000	11,097	36,584	(18,076)	41,605
Current assets of discontinued operations	—	31,750	—	—	31,750

Total current assets	113,923	742,098	393,950	(153,708)	1,096,263

Property, plant and equipment, net	4,282	217,755	130,816	—	352,853

Other assets
Investments in/advances to subsidiaries	2,228,747	89,906	526,528	(2,845,181)	—
Goodwill	—	1,572,992	351,216	—	1,924,208
Intangibles, net	—	353,624	150,039	—	503,663
Other	76,363	14,367	12,471	(25,380)	77,821
Non-current assets of discontinued operations	—	18,436	—	—	18,436

Total other assets	2,305,110	2,049,325	1,040,254	(2,870,561)	2,524,128

Total assets	$2,423,315	$3,009,178	$1,565,020	$(3,024,269)	$3,973,244

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$10,202	$—	$10,202
Current maturities of long-term debt	8,166	156	305,950	(309,756)	4,516
Accounts payable	4,740	161,314	103,632	(58,182)	211,504
Employee compensation and benefits	12,059	47,912	35,989	—	95,960
Current pension and post-retirement benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	33,539	15,328	—	48,867
Income taxes	(1,472)	13,991	7,803	—	20,322
Accrued rebates and sales incentives	—	36,205	5,870	—	42,075
Other current liabilities	17,190	52,225	36,428	(11,895)	93,948
Current liabilities of discontinued operations	—	9,616	—	—	9,616

Total current liabilities	48,601	354,958	521,202	(379,833)	544,928

Other liabilities
Long-term debt	1,131,347	1,786,435	59,767	(1,804,365)	1,173,184
Pension and other retirement compensation	127,350	28,176	62,894	—	218,420
Post-retirement medical and other benefits	22,458	49,728	—	(25,380)	46,806
Long-term taxes payable	14,705	—	—	—	14,705
Deferred tax liabilities	3,155	159,155	31,002	(82,900)	110,412
Due to / (from) affiliates	(729,543)	268,296	642,300	(181,053)	—
Other non-current liabilities	30,948	7,097	49,904	—	87,949
Non-current liabilities of discontinued operations	—	2,546	—	—	2,546

Total liabilities	649,021	2,656,391	1,367,069	(2,473,531)	2,198,950

Shareholders’ equity	1,774,294	352,787	197,951	(550,738)	1,774,294

Total liabilities and shareholders’ equity	$2,423,315	$3,009,178	$1,565,020	$(3,024,269)	$3,973,244

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$104,338	$63,584	$30,393	$(93,977)	$104,338
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	—	(509)	—	—	(509)
(Gain) loss on disposal of discontinued operations	(207)	—	—	—	(207)
Equity losses of unconsolidated subsidiary	—	993	—	—	993
Depreciation	600	20,338	9,105	—	30,043
Amortization	2,331	8,427	2,194	—	12,952
Earnings from investments in subsidiaries	(93,977)	—	—	93,977	—
Deferred income taxes	(71)	—	(6,405)	—	(6,476)
Stock compensation	12,626	—	—	—	12,626
Excess tax benefits from stock-based compensation	(2,213)	—	—	—	(2,213)
Intercompany dividends	(23)	13,714	(13,691)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	9,909	(66,385)	(36,405)	8,415	(84,466)
Inventories	—	5,850	2,190	—	8,040
Prepaid expenses and other current assets	9,143	12,352	(20,458)	(4,502)	(3,465)
Accounts payable	(8,562)	5,904	21,379	(8,413)	10,308
Employee compensation and benefits	(3,992)	(1,381)	458	—	(4,915)
Accrued product claims and warranties	—	4,584	(23)	—	4,561
Income taxes	179	4,177	801	—	5,157
Other current liabilities	(2,089)	(1,766)	1,880	4,500	2,525
Pension and post-retirement benefits	4,986	354	2,390	—	7,730
Other assets and liabilities	(2,083)	463	4,174	—	2,554

Net cash provided by (used for) continuing operations	30,895	70,699	(2,018)	—	99,576
Net cash provided by (used for) discontinued operations	—	(1,660)	—	—	(1,660)

Net cash provided by (used for) operating activities	30,895	69,039	(2,018)	—	97,916

Investing activities
Capital expenditures	(129)	(14,932)	(14,997)	—	(30,058)
Proceeds from sales of property and equipment	—	811	715	—	1,526
Acquisitions, net of cash acquired	(482,535)	—	(350)	—	(482,885)
Other	—	(779)	—	—	(779)

Net cash provided by (used for) investing activities of continuing operat	(482,664)	(14,900)	(14,632)	—	(512,196)

Financing activities
Net short-term borrowings (repayments)	—	(131)	(4,577)	—	(4,708)
Proceeds from long-term debt	1,121,402	—	—	—	1,121,402
Repayment of long-term debt	(673,341)	—	—	—	(673,341)
Net change in advances to subsidiaries	18,521	(54,652)	36,131	—	—
Debt issuance costs	(1,782)	—	—	—	(1,782)
Excess tax benefit from stock-based compensation	2,213	—	—	—	2,213
Proceeds from exercise of stock options	4,922	—	—	—	4,922
Repurchases of common stock	(9,280)	—	—	—	(9,280)
Dividends paid	(29,991)	—	—	—	(29,991)

Net cash provided by (used for) financing activities of contining operati	432,664	(54,783)	31,554	—	409,435

Effect of exchange rate changes on cash	16,137	601	(14,697)	—	2,041

Change in cash and cash equivalents	(2,968)	(43)	207	—	(2,804)
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$5,842	$6,507	$39,667	$—	$52,016

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS

Current assets
Cash and cash equivalents	$6,674	$10,849	$53,272	$—	$70,795
Accounts and notes receivable, net	522	329,230	188,313	(51,390)	466,675
Inventories	—	267,742	124,674	—	392,416
Deferred tax assets	70,494	35,152	7,947	(63,082)	50,511
Prepaid expenses and other current assets	12,673	9,392	37,246	(23,403)	35,908
Current assets of discontinued operations	—	21,716	—	—	21,716

Total current assets	90,363	674,081	411,452	(137,875)	1,038,021

Property, plant and equipment, net	5,140	218,989	141,861	—	365,990

Other assets
Investments in/advances to subsidiaries	2,434,205	90,212	575,238	(3,099,655)	—
Goodwill	—	1,587,996	416,724	—	2,004,720
Intangibles, net	—	329,056	162,207	—	491,263
Other	80,575	14,990	17,054	(30,382)	82,237
Non-current assets of discontinued operations	—	18,383	—	—	18,383

Total other assets	2,514,780	2,040,637	1,171,223	(3,130,037)	2,596,603

Total assets	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$13,586	$—	$13,586
Current maturities of long-term debt	20,114	158	338,827	(354,024)	5,075
Accounts payable	2,138	174,672	104,336	(51,209)	229,937
Employee compensation and benefits	15,935	58,790	36,750	—	111,475
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	34,378	15,004	—	49,382
Income taxes	3,207	(5,628)	15,340	—	12,919
Accrued rebates and sales incentives	—	28,209	8,454	—	36,663
Other current liabilities	19,510	52,940	40,779	(22,852)	90,377
Current liabilities of discontinued operations	—	2,935	—	—	2,935

Total current liabilities	69,461	346,454	573,076	(428,085)	560,906

Other liabilities
Long-term debt	1,021,464	1,972,655	34,139	(1,986,333)	1,041,925
Pension and other retirement compensation	67,872	22,905	70,265	—	161,042
Post-retirement medical and other benefits	21,958	45,571	—	(30,382)	37,147
Long-term taxes payable	21,306	—	—	—	21,306
Deferred tax liabilities	3,429	168,815	58,471	(63,082)	167,633
Due to / (from) affiliates	(542,763)	205,731	689,149	(352,117)	—
Other non-current liabilities	36,685	7,085	53,316	—	97,086
Non-current liabilities of discontinued operations	—	2,698	—	—	2,698

Total liabilities	699,412	2,771,914	1,478,416	(2,859,999)	2,089,743

Shareholders’ equity	1,910,871	161,793	246,120	(407,913)	1,910,871

Total liabilities and shareholders’ equity	$2,610,283	$2,933,707	$1,724,536	$(3,267,912)	$4,000,614

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2007 Annual Report on Form 10-K may impact the achievement of forward-looking statements:
•	changes in general economic and industry conditions, such as:
•	continued deterioration in the U.S. housing market;

•	fluctuations in foreign exchange rates;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices;

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices; and

•	the financial condition of our customers;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;
•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;
•	changes in our business strategies, including acquisition, divestiture and restructuring activities;
•	domestic and foreign governmental and regulatory policies;
•	general economic and political conditions, such as political instability, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;
•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;
•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;
•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and
•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.
Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. In 2008, we expect our Water Group and Technical Products Group to generate approximately 2/3 and 1/3 of total revenues, respectively.
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

On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business (the “GE Transaction”). The acquisition was effected through the formation of two new entities, a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing their respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner.
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
Key Trends and Uncertainties
The following trends and uncertainties affected the first six months of our financial performance through 2008 and will likely impact our results in the future:
•	The housing market and new pool starts slowed in 2006 and 2007, and continued to shrink in the first half of 2008. We believe that construction of new homes and new pools starts in North America affects approximately 12% of our sales, largely in our pool, spa and flow businesses. This downturn is expected to adversely impact our sales for the remainder of 2008.
•	As sales of products into residential end-markets in our Water Group business continued to slow appreciably we have reduced our investments in businesses in those markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.
•	The telecommunication equipment market, particularly in North America, slowed throughout 2007 and impacted North American electronics sales within our Technical Products Group. The 2007 revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some OEM datacommunication programs reaching end-of-life. Based on some recovery of telecommunication equipment procurement in the second half of 2007 and the first half of 2008, we anticipate continuing improvement in the remainder of 2008 and growth rates in the low double digits for our North American electronics sales. A weak economy in the United States and Europe could reduce marketplace spending on telecommunication capital investments and therefore our anticipated revenue growth.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.
•	We expect our operations to continue to benefit from our Pentair Integrated Management System (“PIMS”) initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.
•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our adjusted net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2007 was approximately $285 million, or 135% of our net income. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.
•	We experienced favorable foreign currency effects on net sales in 2007 and the first half of 2008. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	On February 29, 2008, we sold our NPT business to Pool Corporation for approximately $30 million in cash. We believe this sale enables the leadership of our Pool business to focus more fully on the pool equipment market, which is the core of our business. The transaction generated a negative 8 cent impact to diluted earnings per share (which was classified as discontinued operations), consisting of a loss on the sale of NPT of 7 cents per diluted share and a loss from NPT financial results for January and February 2008 of 1 cent per diluted share.
•	On June 28, 2008, we completed the GE Transaction. We believe this transaction provides us with expanded revenue growth and cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008.

•	The effective income tax rate for the six months ended June 28, 2008 was 28.5% compared to 35.3% for the six months ended June 30, 2007. We expect the effective tax rate for the remainder of 2008 to be between 33% and 34%, resulting in a full year effective income tax rate of between 30.0% and 31.0%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2008, our operating objectives include the following:
•	Continue to drive operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;
•	Continue to restructure our operations in challenging markets while investing in higher growth markets and geographies;
•	Continue the development of our Global Business Units to achieve growth and productivity targets;
•	Continue proactive talent development, particularly in international management and other key functional areas;
•	Continue the integration of acquisitions and realize identified synergistic opportunities; and
•	Continue to evaluate strategic acquisitions to grow and expand our existing platforms in our Water and Technical Products Groups.
On July 22, 2008, we updated our fiscal 2008 guidance to approximately $2.44 to $2.49 per share from our previous fiscal 2008 guidance of earnings per share of approximately $2.30 to $2.40. In addition to the one time gain recorded in the second quarter, we expect our positive performance to continue in our international and Technical Products businesses, offset by increased costs associated with the GE Transaction, costs associated with the recently announced restructuring actions, and costs associated with other third and fourth quarter actions.
A summary of our updated diluted EPS guidance is as follows:

Guidance as of April 22, 2008		$2.30 to $2.40

Impact of GE Transaction and Horizon settlement	+	$0.72

Impact of Q2 through Q4 restructuring charges	-	$0.51 to $0.61

Increase from base business outlook	+	$0.00 to $0.05

Impact of increased costs associated with GE Transaction and other actions	-	$0.07

Guidance as of July 22, 2008		$2.44 to $2.49
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
If economic conditions continue to worsen in North America and Europe, then we expect that our sales and productivity increases may deteriorate from the current forecasts. In that event, we expect to reduce discretionary selling, marketing and research and development costs in order to minimize the impact of these declines on our earnings per share, which we anticipate would still meet the bottom of our guidance range. Conversely, if economic conditions hold up or improve over the year, we expect our net income should be able to reach the top of our guidance range. We believe we would then have the flexibility to increase expenditures in our selling, marketing and research and development efforts to maximize organic sales growth in 2008 and sustain anticipated growth in 2009.
Our guidance assumes an absence of significant acquisitions or divestitures in 2008, other than the GE Transaction. As noted above, in 2008 we may seek to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture of discrete business units to further focus our businesses on their most attractive markets.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2007 Annual Report on Form 10-K.

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 28	June 30			June 28	June 30
In thousands	2008	2007	$ change	% change	2008	2007	$ change	% change

Net sales	$909,757	$899,299	$10,458	1.2%	$1,750,161	$1,692,144	$58,017	3.4%

The components of the net sales change in 2008 from 2007 were as follows:

	% Change from 2007
Percentages	Three months	Six months

Volume	(4.1)	(1.3)
Price	2.1	1.6
Currency	3.2	3.1

Total	1.2	3.4

Consolidated net sales
The 1.2 percent and 3.4 percent increases in consolidated net sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily driven by:
•	higher Technical Products Group sales in both the Electrical and Electronics businesses;
•	favorable foreign currency effects;
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	an increase in sales volume due to our April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”).
These increases were partially offset by:
•	lower sales of certain pump, pool and filtration products related to the downturn in the North American residential housing market; and

•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 28	June 30			June 28	June 30
In thousands	2008	2007	$ change	% change	2008	2007	$ change	% change

Water	$605,497	$642,149	$(36,652)	(5.7%)	$1,160,441	$1,182,411	$(21,970)	(1.9%)
Technical Products	304,260	257,150	47,110	18.3%	589,720	509,733	79,987	15.7%

Total	$909,757	$899,299	$10,458	1.2%	$1,750,161	$1,692,144	$58,017	3.4%

Water
The 5.7 percent and 1.9 percent decreases in Water Group net sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily driven by:
•	organic sales decline of approximately 9 percent for the second quarter and 7 percent for the first half of 2008 (excluding acquisitions and foreign currency exchange), which included:
•	a decline in sales of certain pump, pool and filtration products into weak North American residential markets; and

•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008.
          These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East.
These decreases were further offset by:
•	favorable foreign currency effects; and
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung and our April 30, 2007 acquisition of Porous Media.
Technical Products
The 18.3 percent and 15.7 percent increase in Technical Products Group net sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily driven by:
•	an increase in sales into electrical markets, which includes new products and selective increases in selling prices to mitigate inflationary cost increases;
•	favorable foreign currency effects;
•	an increase in sales to electronics markets that is largely attributable to increased spending in the telecommunication equipment industry; and
•	strong sales performance in Asia.
Gross profit

	Three months ended					Six months ended
	June 28	% of		June 30	% of	June 28	% of		June 30	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Gross profit	$278,062	30.6%		$279,549	31.1%	$529,393	30.3%		$515,480	30.5%

Percentage point change		(0.5	)pts				(0.2	)pts
The 0.5 percent and 0.2 percent decreases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily the result of:
•	inflationary increases related to raw materials and labor; and
•	a decline in sales of certain pump, pool and filtration products into weak North American residential markets.
These decreases were partially offset by:
•	higher Technical Products Group sales in both the Electrical and Electronics businesses;
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;
•	savings generated from our PIMS initiatives including lean and supply management practices; and
•	lower cost in 2008 as a result of a fair market value inventory step-up related to the Jung and Porous Media acquisitions recorded in 2007.
*Selling, general and administrative (SG&A)

	Three months ended					Six months ended
	June 28	% of		June 30	% of	June 28	% of		June 30	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

*SG&A	$166,746	18.3%		$151,881	16.9%	$305,392	17.5%		$291,363	17.2%

Percentage point change		1.4	pts				0.3	pts

*	Includes Legal settlement

The 1.4 and 0.3 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily due to:
•	increased reserves for settlement of the Horizon litigation;
•	restructuring actions taken to streamline general and administrative costs during the second quarter of 2008; and
•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments.
These increases were partially offset by:
•	reduced costs related to productivity actions taken in the second half of 2007; and
•	reduced costs related to the completion of the European SAP implementation in 2007.
Research and development (R&D)

	Three months ended					Six months ended
	June 28	% of		June 30	% of	June 28	% of		June 30	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

R&D	$16,314	1.8%		$14,808	1.6%	$32,180	1.8%		$29,758	1.8%

Percentage point change		0.2	pts				0.0	pts
The 0.2 percentage point increase as a percentage of sales in the second quarter 2008 from 2007 and consistent in the first half of 2008 from 2007 were primarily due to:
•	increased R&D expense spending on flat volume.
Operating income
Water

	Three months ended					Six months ended
	June 28	% of		June 30	% of	June 28	% of		June 30	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Operating income	$57,822	9.5%		$89,195	13.9%	$122,241	10.5%		$151,621	12.8%

Percentage point change		(4.4	)pts				(2.3	)pts
The 4.4 and 2.3 percentage point decreases in Water Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily the result of:
•	inflationary increases related to raw materials and labor;
•	a decline in sales of certain pump, pool and filtration products resulting from the downturn in the North American residential housing markets;
•	increased reserves for settlement of the Horizon litigation; and
•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;
•	savings generated from our PIMS initiatives, including lean and supply management practices;
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump as well as the April 30, 2007 acquisition of Porous Media; and
•	lower cost in 2008 as a result of a fair market value inventory step-up related to the Jung and Porous Media acquisitions recorded in 2007.

Technical Products

	Three months ended					Six months ended
	June 28	% of		June 30	% of	June 28	% of		June 30	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Operating income	$49,732	16.3%		$36,140	14.1%	$95,069	16.1%		$67,771	13.3%

Percentage point change		2.2	pts				2.8	pts
The 2.2 and 2.8 percentage point increases in Technical Products Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2008 from 2007 were primarily the result of:
•	an increase in sales to electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases;
•	savings realized from the continued success of PIMS, including lean and supply management activities;
•	an increase in sales into electronics markets as orders and sales to our telecommunications customers rebounded and we continued to expand into other vertical markets; and
•	no longer incurring exit costs related to a previously announced 2001 French facility closure.
These increases were partially offset by:
•	inflationary increases related to raw materials such as carbon steel and labor costs.
Net interest expense

	Three months ended				Six months ended
	June 28	June 30			June 28	June 30
In thousands	2008	2007	Difference	% change	2008	2007	Difference	% change

Net interest expense	$15,862	$18,483	$(2,621)	(14.2%)	$31,950	$33,194	$(1,244)	(3.7%)

The 14.2 and 3.7 percentage point decreases in interest expense in the second quarter and first half, respectively, of 2008 from 2007 were primarily the result of:
•	a decrease in outstanding debt; and
•	favorable impact of lower interest rates.
Provision for income taxes from continuing operations

	Three months ended		Six months ended
	June 28	June 30	June 28	June 30
In thousands	2008	2007	2008	2007

Income before income taxes	$187,941	$94,341	$267,755	$160,172
Provision for income taxes	49,206	33,348	76,376	56,550
Effective tax rate	26.2%	35.4%	28.5%	35.3%
The 9.2 and 6.8 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2008 from 2007 were primarily the result of:
•	higher earnings in lower-tax rate jurisdictions during 2008; and
•	a portion of the gain on the GE Transaction is taxed at a rate of 0%.
We estimate our effective income tax rate for the remaining quarters of this year will be between 33% and 34% resulting in a full year effective income tax rate of between 30.0% and 31.0%.

LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases, and dividend payments are generally funded from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings.
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment normally follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sales “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	June 28	December 31	June 30
Days	2008	2007	2007

Days of sales in accounts receivable	56	53	55
Days inventory on hand	77	75	76
Days in accounts payable	57	54	55
Operating activities
Cash provided by operating activities was $75.6 million in the first six months of 2008 compared with cash provided by operating activities of $97.9 million in the prior year comparable period. The decrease in cash provided by operating activities was primarily due to an increase in cash used for working capital in the first half of 2008 versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first six months of 2008 were $26.3 million compared with $30.1 million in the prior year period. We currently anticipate capital expenditures for fiscal 2008 will be approximately $65 to $75 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement capital.
Cash proceeds from the sale of property and equipment of $3.8 million in 2008 was primarily related to the sale of a facility in our Water Group.
In connection with the GE Transaction, we received cash of $6.2 million that will be used to acquire additional assets and to fund restructuring initiatives.
On February 29, 2008, we sold our NPT business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Financing activities
Net cash used for financing activities was $84.9 million in the first six months of 2008 compared with $409.4 million provided by financing activities in the prior year period. The change primarily relates to the funds borrowed in 2007 for the Porous Media and Jung Pump acquisition. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We have a multi-currency Credit Facility. The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 28, 2008, we had $49.4 million of commercial paper outstanding that matures within 34 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $609.1 million at June 28, 2008.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of June 28, 2008.
On July 8, 2008, we announced the commencement of a cash tender offer for all of the outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). The tender offer is being made pursuant to an Offer to Purchase and related Letter of Transmittal dated July 8, 2008, which sets forth more fully the terms and conditions of the tender offer, including a minimum tender condition and other general conditions. On July 17, 2008, we amended the tender offer to increase the effective tender price and remove the minimum tender condition. We intend to use the available capacity under our Credit Facility to fund the purchase of the Notes.
We were in compliance with all debt covenants as of June 28, 2008.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable
In March 2007, Standard & Poor’s Ratings Services revised its current rating outlook on us from stable to negative. At the same time, Standard & Poor’s affirmed its long-term debt rating of ‘BBB’. Standard & Poor’s stated that the outlook revision reflects the additional leverage and stress on credit metrics that will result from the acquisition of Porous Media, which had been announced at the time. The negative outlook indicates the rating could be lowered if financial policies become more aggressive or if operating results are weaker than expected.
As of June 28, 2008, our capital structure consisted of $1,028.8 million in total indebtedness and $2,097.2 million in shareholders’ equity. The ratio of debt-to-total capital at June 28, 2008 was 32.9 percent, compared with 35.7 percent at December 31, 2007 and 40.1 percent at June 30, 2007. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders, and to repurchase Company stock. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first six months of 2008 were $33.7 million, or $0.34 per common share, compared with $30.0 million, or $0.30 per common share, in the prior year period. We have increased dividends every year for the last 32 years and expect to continue paying dividends on a quarterly basis.
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of June 28, 2008, we had repurchased an additional 654,118 shares for $22.4 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $27.6 million for the remainder of 2008.
The total gross liability for uncertain tax positions under FIN 48 at June 28, 2008 is approximately $24.4 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2007 Annual Report on Form 10-K.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of income from continuing operations. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of adjusted income from continuing operations. Free cash flow and conversion of income from continuing operations are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of income from continuing operations are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends, repurchase common stock and repay debt. In addition, free cash flow and conversion of income from continuing operations are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of income from continuing operations may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow to cash flows from continuing operations:

	Six months ended
	June 28	June 30
In thousands	2008	2007

Net cash provided by (used for) continuing operations	$79,748	$99,576
Capital expenditures	(26,328)	(30,058)
Proceeds from sale of property and equipment	3,802	1,526

Free Cash Flow	57,222	71,044

In 2008, our objective is to generate free cash flow that equals or exceeds 100% conversion of adjusted net income.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 28, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 28, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 28, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pentair, Inc.:
We have reviewed the accompanying condensed consolidated balance sheet of Pentair, Inc. and subsidiaries (the “Corporation”) as of June 28, 2008 and June 30, 2007, and the related condensed consolidated statements of income for the three month and six month periods ended June 28, 2008 and June 30, 2007, and of cash flows for the six-month periods ended June 28, 2008 and June 30, 2007. These interim condensed consolidated financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pentair, Inc. and subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended prior to the reclassification for the discontinued operations described in Note 7 to the accompanying condensed consolidated financial statements (not presented herein). Our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to the Corporation’s changes in its method of accounting for uncertain tax positions in 2007. We also audited the adjustments described in Note 7 that were applied to reclassify the December 31, 2007 consolidated balance sheet of Pentair, Inc. and subsidiaries (not presented herein) for discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2007.
DELOITTE & TOUCHE LLP
Minneapolis, MN
July 22, 2008

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
The remaining claims in this case were those brought by Celebrity for damages resulting from the outbreak. Celebrity filed an amended complaint seeking attorney fees and costs for prior litigation as well as out-of-pocket losses, lost profits and loss of business enterprise value. The first trial in 2006 resulted in a verdict against the Essef Defendants for Celebrity’s out-of-pocket expenses of $10.4 million. Verdicts for lost profits ($47.6 million) and lost enterprise value ($135 million) were reversed in January 2007. In the retrial in June 2007, the jury awarded Celebrity damages for lost profits for 1994 and 1995 of $15.2 million (after netting for amounts taken into account by the earlier verdict for out-of-pocket expenses). The verdicts were exclusive of pre-judgment interest and attorneys’ fees.
In February 2008, the District Court entered judgment against the Essef Defendants in the aggregate amount of $30.4 million for out-of-pocket costs and expenses and lost profits, including interest accrued to February 29, 2008. On March 28, 2008, Celebrity filed a notice of appeal to the Second Circuit Court of Appeals. The Essef Defendants filed their notice of cross-appeal on April 10, 2008.
In late June 2008, the parties agreed to settle the outstanding claims for a total of $35 million, inclusive of all costs and interest to the date of payment. A Settlement Agreement and Release was entered into on July 8, 2008 pursuant to which we will pay Celebrity approximately $28 million no later than August 7, 2008. The first layer excess liability insurer with respect to this claim will pay Celebrity the balance of its policy limits, which is approximately $7 million. With those payments, the case will be closed.
We have assessed the impact of the final judgment and appeals on our previously established reserves for this matter and have increased the accruals as of June 28, 2008 by approximately $20 million to an aggregate of $28 million.
We have identified an additional insurance policy that we believe applies to this liability. The insurer has denied coverage, and we have initiated suit to recover for our loss in the Horizon case. The increase in our accruals discussed above does not take into account any potential recovery under this additional insurance policy.
We believe that this settlement amount will be tax-deductible in 2008. We will borrow the amount of the settlement payment of $28 million under our revolving credit agreement with our banks.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2007 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the second quarter of 2008:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Dollar Value of Shares
	Total Number		Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

March 30 - April 26, 2008	137,008	$34.61	103,527	$33,974,176
April 27 - May 24, 2008	84,674	$37.21	56,656	$31,874,614
May 25 - June 28, 2008	122,810	$35.12	122,322	$27,578,808

Total	344,492		282,505

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and, in addition, 33,481 shares for the period March 30 -April 26, 2008, 28,018 shares for the period April 27 — May 24, 2008, and 488 shares for the period May 25 — June 28, 2008 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of a publicly announced program to repurchase up to $50 million of our common stock.

(d)	In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of June 28, 2008, we had purchased 654,118 shares for $22.4 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on May 1, 2008. There were 98,979,984 shares of Common Stock entitled to vote at the meeting and a total of 84,902,973 shares (85.78%) were represented at the meeting.
     Proposal 1. — Election of Directors
To elect three directors of the Company to terms expiring in 2011. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Withheld

Leslie Abi-Karam	80,362,507	4,540,466
Jerry W. Burris	81,338,613	3,564,360
Ronald L. Merriman	70,958,515	13,944,458
The Company’s other directors that were in office prior to the annual meeting of shareholders and with terms of office that continue after the annual meeting of shareholders are Glynis A. Bryan, T. Michael Glenn, Charles A. Haggerty, David H. Y. Ho, Randall J. Hogan, David A. Jones and William T. Monahan.
     Proposal 2. — Proposal to Approve the Pentair, Inc. 2008 Omnibus Stock Incentive Plan
To approve the Pentair, Inc. 2008 Omnibus Stock Incentive Plan. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
52,738,356	15,672,395	422,864	16,069,357
     Proposal 3. — Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2008
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
82,990,447	1,690,482	222,044	—

ITEM 6. Exhibits
     (a) Exhibits

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2008.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended June 28, 2008

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