Form 10-Q
period 2008-09-27
PENTAIR INC
filed 2008-10-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 27, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
On September 27, 2008, 98,629,464 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands, except per-share data	2008	2007	2008	2007

Net sales	$864,167	$821,215	$2,614,328	$2,513,359
Cost of goods sold	608,854	576,519	1,829,622	1,753,183

Gross profit	255,313	244,696	784,706	760,176
Selling, general and administrative	154,972	137,100	439,929	428,463
Research and development	16,691	14,446	48,871	44,204
Legal settlement	—	—	20,435	—

Operating income	83,650	93,150	275,471	287,509
Other (income) expense:
Gain on sale of interest in subsidiaries	—	—	(109,648)	—
Equity losses of unconsolidated subsidiary	669	845	2,433	1,838
Loss on early extinguishment of debt	4,611	—	4,611	—
Net interest expense	13,735	18,157	45,685	51,351

Income from continuing operations before income taxes and minority interest	64,635	74,148	332,390	234,320
Provision for income taxes	21,146	14,869	97,522	71,419
Minority Interest	2,100	—	2,100	—

Income from continuing operations	41,389	59,279	232,768	162,901
Loss from discontinued operations, net of tax	—	(1,235)	(1,217)	(726)
Gain (loss) on disposal of discontinued operations, net of tax	(269)	—	(7,406)	207

Net income	$41,120	$58,044	$224,145	$162,382

Earnings (loss) per common share
Basic
Continuing operations	$0.42	$0.60	$2.37	$1.65
Discontinued operations	—	(0.01)	(0.08)	(0.01)

Basic earnings per common share	$0.42	$0.59	$2.29	$1.64

Diluted
Continuing operations	$0.42	$0.59	$2.34	$1.63
Discontinued operations	—	(0.01)	(0.08)	(0.01)

Diluted earnings per common share	$0.42	$0.58	$2.26	$1.62

Weighted average common shares outstanding
Basic	97,827	98,747	98,049	98,859
Diluted	99,319	100,365	99,372	100,339

Cash dividends declared per common share	$0.17	$0.15	$0.51	$0.45

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 27	December 31	September 29
In thousands, except share and per-share data	2008	2007	2007

Assets
Current assets
Cash and cash equivalents	$93,544	$70,795	$56,555
Accounts and notes receivable, net	517,240	466,675	473,496
Inventories	430,386	392,416	395,638
Deferred tax assets	50,061	50,511	52,038
Prepaid expenses and other current assets	53,504	35,908	47,746
Current assets of discontinued operations	—	21,716	26,868

Total current assets	1,144,735	1,038,021	1,052,341

Property, plant and equipment, net	363,352	365,990	356,594

Other assets
Goodwill	2,134,031	2,004,720	1,989,620
Intangibles, net	539,133	491,263	492,732
Other	69,874	82,237	77,084
Non-current assets of discontinued operations	—	18,383	18,500

Total other assets	2,743,038	2,596,603	2,577,936

Total assets	$4,251,125	$4,000,614	$3,986,871

Liabilities and Shareholders’ Equity

Current liabilities
Short-term borrowings	$—	$13,586	$4,800
Current maturities of long-term debt	3,913	5,075	4,992
Accounts payable	225,928	229,937	204,360
Employee compensation and benefits	107,163	111,475	107,271
Current pension and post-retirement benefits	8,557	8,557	7,918
Accrued product claims and warranties	43,012	49,382	47,719
Income taxes	7,806	12,919	10,862
Accrued rebates and sales incentives	35,907	36,663	36,910
Other current liabilities	101,662	90,377	111,833
Current liabilities of discontinued operations	—	2,935	5,431

Total current liabilities	533,948	560,906	542,096

Other liabilities
Long-term debt	1,035,150	1,041,925	1,102,707
Pension and other retirement compensation	164,776	161,042	222,098
Post-retirement medical and other benefits	34,218	37,147	46,499
Long-term income taxes payable	25,356	21,306	18,214
Deferred tax liabilities	184,514	167,633	134,683
Other non-current liabilities	96,941	97,086	89,898
Non-current liabilities of discontinued operations	—	2,698	2,519

Total liabilities	2,074,903	2,089,743	2,158,714

Commitments and contingencies

Minority interest	120,230	—	—

Shareholders’ equity
Common shares par value $0.16 2/3; 98,629,464, 99,221,831 and 99,468,474 shares issued and outstanding, respectively	16,438	16,537	16,578
Additional paid-in capital	456,144	476,242	478,396
Retained earnings	1,469,830	1,296,226	1,262,604
Accumulated other comprehensive income	113,580	121,866	70,579

Total shareholders’ equity	2,055,992	1,910,871	1,828,157

Total liabilities and shareholders’ equity	$4,251,125	$4,000,614	$3,986,871

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 27	September 29
In thousands	2008	2007

Operating activities
Net income	$224,145	$162,382
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	1,217	726
(Gain) loss on disposal of discontinued operations	7,406	(207)
Equity losses of unconsolidated subsidiary	2,433	1,838
Minority interest	2,100	—
Depreciation	45,759	45,538
Amortization	20,220	18,635
Deferred income taxes	25,927	(18,883)
Stock compensation	15,948	17,071
Excess tax benefits from stock-based compensation	(1,617)	(2,706)
Gain on sale of assets	87	(2,195)
Gain on sale of interest in subsidiaries	(109,648)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(55,727)	(27,927)
Inventories	(26,518)	13,973
Prepaid expenses and other current assets	(15,798)	(8,681)
Accounts payable	1,343	(1,088)
Employee compensation and benefits	(7,471)	3,037
Accrued product claims and warranties	(6,483)	3,199
Income taxes	(5,792)	(4,573)
Other current liabilities	9,380	15,955
Pension and post-retirement benefits	592	7,924
Other assets and liabilities	13,146	7,396

Net cash provided by (used for) continuing operations	140,649	231,414
Net cash provided by ( used for) operating activities of discontinued operations	(3,432)	(2,081)

Net cash provided by (used for) operating activities	137,217	229,333

Investing activities
Capital expenditures	(40,107)	(45,163)
Proceeds from sale of property and equipment	4,304	5,136
Acquisitions, net of cash acquired	(1,609)	(486,264)
Divestitures	29,526	—
Other	(7)	(4,044)

Net cash provided by (used for) investing activities	(7,893)	(530,335)

Financing activities
Net short-term borrowings	(14,180)	(10,378)
Proceeds from long-term debt	479,405	1,147,132
Repayment of long-term debt	(486,492)	(770,822)
Debt issuance costs	(114)	(1,876)
Excess tax benefits from stock-based compensation	1,617	2,706
Proceeds from exercise of stock options	5,140	5,512
Repurchases of common stock	(37,342)	(27,119)
Dividends paid	(50,541)	(44,986)

Net cash provided by (used for) financing activities	(102,507)	300,169

Effect of exchange rate changes on cash and cash equivalents	(4,068)	2,568

Change in cash and cash equivalents	22,749	1,735

Cash and cash equivalents, beginning of period	70,795	54,820

Cash and cash equivalents, end of period	$93,544	$56,555

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
Certain line items within the 2007 Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows have been reclassified from the 2007 presentation to conform to the 2008 presentation. The reclassification reflects the presentation of Equity losses of unconsolidated subsidiary of $0.8 million and $1.8 million for the three and nine months ended September 29, 2007, respectively, as a separate line item below Operating income in the Condensed Consolidated Statements of Income rather than as a component of Selling, general and administrative, and as a separate line in the Adjustments to reconcile net income to net cash provided by( used for) by operating activities in the Condensed Consolidated Statements of Cash Flows, rather than as a component of Other assets and liabilities. This reclassification corrects the previous presentation and was not material to the financial statements. It did not affect Net income within the Condensed Consolidated Statements of Income or net cash provided by (used for) operating, investing or financing activities within the Condensed Consolidated Statements of Cash Flows.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
2. New Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. Upon adoption, we will classify minority interest as a component of equity for all periods presented.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141R also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will apply SFAS 141R prospectively to business combinations completed on or after that date. We do not expect adoption to have a significant impact to our current consolidated results of operations and financial condition.
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
At September 27, 2008, our interest rate swaps (see note 12) are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
3. Stock-based Compensation
Total stock-based compensation expense was $4.1 million and $4.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and was $16.0 million and $17.0 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.
Non-vested shares of our common stock were granted to eligible employees with a vesting period of two to five years after issuance. Non-vested share awards are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for non-vested share awards was $2.0 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and was $7.5 million and $7.4 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.
During the first nine months of 2008, option awards were granted under the Omnibus Stock Incentive Plan, the 2008 Omnibus Stock Incentive Plan, as amended, and the Outside Directors Nonqualified Stock Option Plan (together the “Plans”), each with an exercise price equal to the market price of our common stock on the date of grant. Total compensation expense for stock option awards was $2.1 million and $2.4 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and was $8.5 million and $9.6 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	September 27	September 29
	2008	2007

Expected stock price volatility	27.0%	28.5%
Expected life	4.8 yrs	4.8 yrs
Risk-free interest rate	3.11%	4.46%
Dividend yield	1.90%	1.66%
The weighted-average fair value of options granted during the third quarter of 2008 and 2007 was $8.35 and $8.38 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R (revised 2004), Share Based Payment, (“SFAS 123R”) could have been affected.
We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected volatility, we considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Weighted average common shares outstanding — basic	97,827	98,747	98,049	98,859
Dilutive impact of stock options and restricted stock	1,492	1,618	1,323	1,480

Weighted average common shares outstanding — diluted	99,319	100,365	99,372	100,339

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	3,503	2,099	4,594	2,769
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of September 27, 2008, we had purchased 1,094,059 shares for $38.1 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.
5. Restructuring
During the second quarter of 2008, we announced and initiated certain business restructuring initiatives to further streamline our operations as a result of continuing deterioration in certain end markets. In relation to these initiatives, we recorded restructuring charges (reflected in Selling, general and administrative expense on the accompanying Condensed Consolidated Statements of Income) of $2.7 million primarily for severance benefits paid or to be paid to terminated employees.
During the third quarter of 2008, we announced and initiated additional business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the announcement of the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount of approximately 850 employees principally within the Water Group. These actions will generally be completed by the end of 2009. Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits, asset impairment charges and other restructuring costs.
Restructuring costs are summarized as follows:

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Severance and related costs	$10,899	$—	$13,583	$—
Asset impairment	4,600	—	4,600	—

Total restructuring costs	$15,499	$—	$18,183	$—

Restructuring accrual activity is summarized as follows:

In thousands

Balance at March 29, 2008	$—
Costs incurred	2,684
Cash payments	(723)

Balance at June 28, 2008	$1,961

Costs incurred	10,899
Cash Payments	(3,338)

Balance at September 27, 2008	$9,522

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
6. Acquisitions
On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business (the “GE Transaction”). The acquisition was effected through the formation of two new entities, a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner. The fair value of the acquisition was $228.9 million, which includes approximately $2.9 million of acquisition related costs. The acquisition and related sale of our 19.9 percent interest resulted in a gain of $109.6 million ($85.8 million after tax), representing the difference between the carrying amount and the fair value of the 19.9 percent interest sold.
With the formation of this business, we believe we will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.
The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was approximately $137.5 million. We continue to evaluate the purchase price allocation, including tangible and intangible assets, which primarily consist of trademarks, proprietary technology and customer relationships, contingent liabilities and liabilities associated with exit or disposal activities, and expect to revise the purchase price allocation in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

In thousands	September 27, 2008

Inventory	$12,188
Property, plant & equipment	12,934
Goodwill	137,542
Identifiable intangible assets	66,483
Current liabilities	(234)

$228,913

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands, except share and per-share data	2008	2007	2008	2007

Pro forma net sales from continuing operations	$864,167	$842,740	$2,668,801	$2,601,906
Pro forma net income from continuing operations	41,389	59,279	232,768	162,714
Income (loss) from discontinued operations, net of tax	(269)	(1,235)	(8,623)	(519)
Pro forma net income	41,120	58,044	224,145	162,195
Pro forma earnings per common share — continuing operations
Basic	$0.42	$0.60	$2.37	$1.65
Diluted	$0.42	$0.59	$2.34	$1.63

Weighted average common shares outstanding
Basic	97,827	98,747	98,049	98,859
Diluted	99,319	100,365	99,372	100,339
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
7. Discontinued Operations
In February 2008, consistent with our strategy to refine our portfolio and more fully focus on our core pool equipment business globally within our Water Group, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. NPT is a wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Operating results of the discontinued operations for the third quarter of 2008 and 2007 are summarized below:

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Net sales	$—	$16,619	$7,085	$55,115
Income (loss) from discontinued operations before income taxes	—	(2,008)	(1,965)	(1,187)
Income tax (expense) benefit	—	773	748	461

Income (loss) from discontinued operations, net of income taxes	—	(1,235)	(1,217)	(726)
Gain (loss) on disposal of discontinued operations, before taxes	(433)	—	(7,021)	325
Income tax (expense) benefit	164	—	(385)	(118)

Gain (loss) on disposal of discontinued operations, net of tax	$(269)	$—	$(7,406)	$207

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Net assets (liabilities) of discontinued operations consist of the following:

	December 31	September 29
In thousands	2007	2007

Accounts and notes receivable, net	$5,547	$6,419
Inventories	14,710	18,664
Other current assets	1,459	1,785

Current assets of discontined operations	21,716	26,868

Property, plant and equipment, net	1,436	1,544
Goodwill	16,806	16,806
Other non-current assets	141	150

Non-current assets of discontined operations	18,383	18,500

Total assets	$40,099	$45,368

Accounts payable	$1,712	$4,145
Other current liabilities	1,223	1,286

Current liabilities of discontined operations	2,935	5,431

Deferred income tax	2,400	2,203
Other non-current liabilities	298	316

Non-current liabilities of discontined operations	2,698	2,519

Total liabilities	5,633	7,950

Net assets of discontinued operations	$34,466	$37,418

8. Inventories
Inventories were comprised of:

	September 27	December 31	September 29
In thousands	2008	2007	2007

Raw materials and supplies	$216,185	$199,330	$199,876
Work-in-process	50,864	51,807	53,196
Finished goods	163,337	141,279	142,566

Total inventories	$430,386	$392,416	$395,638

9. Comprehensive Income
Comprehensive income and its components, net of tax, were as follows:

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Net income	$41,120	$58,044	$224,145	$162,382
Changes in cumulative foreign currency translation adjustment	(55,594)	27,952	(8,709)	54,899
Changes in market value of derivative financial instruments classified as cash flow hedges	(931)	(2,336)	423	(1,024)

Comprehensive income (loss)	$(15,405)	$83,660	$215,859	$216,257

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 27, 2008 and September 29, 2007 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2007	Acquisitions/Other	Translation	September 27, 2008

Water Group	$1,712,227	$132,485	$1,270	$1,845,982
Technical Products Group	292,493	(46)	(4,398)	288,049

Consolidated Total	$2,004,720	$132,439	$(3,128)	$2,134,031

			Foreign Currency
In thousands	December 31, 2006	Acquisitions/Other	Translation	September 29, 2007

Water Group	$1,432,653	$248,531	$17,425	$1,698,609
Technical Products Group	269,311	11,543	10,157	291,011

Consolidated Total	$1,701,964	$260,074	$27,582	$1,989,620

The increase in goodwill in the Water Group is related primarily to the GE Transaction in 2008 and our acquisitions of Jung Pump and Porous Media during 2007.
Intangible assets, other than goodwill, were comprised of:

	September 27, 2008			December 31, 2007			September 29, 2007
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,451	$(9,319)	$6,132	$15,457	$(7,904)	$7,553	$15,453	$(7,427)	$8,026
Non-compete agreements	4,722	(4,454)	268	4,722	(4,050)	672	4,722	(3,686)	1,036
Brand names	1,602	(40)	1,562	—	—	—	—	—	—
Proprietary technology	73,462	(16,371)	57,091	59,944	(12,564)	47,380	59,863	(11,361)	48,502
Customer relationships	289,872	(42,973)	246,899	238,712	(30,378)	208,334	236,340	(26,264)	210,076

Total finite-life intangibles	$385,109	$(73,157)	$311,952	$318,835	$(54,896)	$263,939	$316,378	$(48,738)	$267,640

Indefinite-life intangibles
Brand names	227,181	—	227,181	227,324	—	227,324	225,092	—	225,092

Total intangibles, net	$612,290	$(73,157)	$539,133	$546,159	$(54,896)	$491,263	$541,470	$(48,738)	$492,732

Intangible asset amortization expense was approximately $5.9 million and $4.7 million for the three months ended September 27, 2008 and September 29, 2007, respectively, and was approximately $18.3 million and $15.5 million for the nine months ended September 27, 2008 and September 29, 2007, respectively. The estimated future amortization expense for identifiable intangible assets during the remainder of 2008 and the next five years is as follows:

In thousands	2008 Q4	2009	2010	2011	2012	2013

Estimated amortization expense	$6,735	$26,161	$25,488	$25,381	$24,374	$24,210

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
11. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	September 27	December 31	September 29
In thousands	September 27, 2008	(Year)	2008	2007	2007

Commercial paper	2.93%		$25,392	$105,990	$179,772
Revolving credit facilities	3.26%	2012	267,900	76,722	63,475
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	3.35%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	133,900	250,000	250,000
Other	2.94%	2008-2016	6,246	20,387	11,462

Total contractual debt obligations			1,038,438	1,058,099	1,109,709
Deferred income related to swaps			625	2,487	2,790

Total debt, including current portion per balance sheet			1,039,063	1,060,586	1,112,499
Less: Current maturities			(3,913)	(5,075)	(4,992)
Short-term borrowings			—	(13,586)	(4,800)

Long-term debt			$1,035,150	$1,041,925	$1,102,707

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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 27, 2008, we had $25.4 million of commercial paper outstanding that matures within 34 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $506.7 million at September 27, 2008.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of September 27, 2008.
We were in compliance with all debt covenants as of September 27, 2008.
Debt outstanding at September 27, 2008 matures on a calendar year basis as follows:

In thousands	2008 Q4	2009	2010	2011	2012	2013	Thereafter	Total

Contractual debt obligation maturities	$1,467	$135,747	$73	$6	$401,116	$200,007	$300,022	$1,038,438
Other maturities	156	469	—	—	—	—	—	625

Total maturities	$1,623	$136,216	$73	$6	$401,116	$200,007	$300,022	$1,039,063

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees and $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
12. Derivatives and Financial Instruments
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $4.0 million at September 27, 2008 and is recorded in Other non-current liabilities.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $3.1 million at September 27, 2008 and is recorded in Other non-current liabilities.
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
The effective income tax rate for the nine months ended September 27, 2008 was 29.3% compared to 30.5% for the nine months ended September 29, 2007. We expect the effective tax rate for the remainder of 2008 to be between 32% and 33%, resulting in a full year effective income tax rate of between 30.0% and 31.0%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at September 27, 2008 is estimated to be approximately $25.4 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.
14. Benefit Plans
Components of net periodic benefit cost for the three and nine months ended September 27, 2008 and September 29, 2007 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Service cost	$3,527	$4,331	$65	$146
Interest cost	8,175	7,891	634	746
Expected return on plan assets	(7,475)	(7,133)	—	—
Amortization of transition obligation	12	36	—	—
Amortization of prior year service cost (benefit)	45	40	(34)	(62)
Recognized net actuarial loss (gains)	68	799	(825)	(355)

Net periodic benefit cost	$4,352	$5,964	$(160)	$475

	Nine months ended
	Pension benefits		Post-retirement
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Service cost	$10,585	$12,993	$195	$438
Interest cost	24,523	23,673	1,902	2,238
Expected return on plan assets	(22,425)	(21,399)	—	—
Amortization of transition obligation	36	108	—	—
Amortization of prior year service cost (benefit)	133	120	(102)	(186)
Recognized net actuarial loss (gains)	204	2,395	(2,475)	(1,065)

Net periodic benefit cost	$13,056	$17,890	$(480)	$1,425

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
15. Business Segments
Financial information by reportable segment for the three and nine months ended September 27, 2008 and September 29, 2007 is shown below:

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Net sales to external customers
Water Group	$566,328	$545,514	$1,726,769	$1,727,925
Technical Products Group	297,839	275,701	887,559	785,434

Consolidated	$864,167	$821,215	$2,614,328	$2,513,359

Intersegment sales
Water Group	$305	$207	$816	$467
Technical Products Group	765	1,526	2,937	4,111
Other	(1,070)	(1,733)	(3,753)	(4,578)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$47,612	$56,061	$169,853	$207,682
Technical Products Group	47,585	46,237	142,654	114,008
Other	(11,547)	(9,148)	(37,036)	(34,181)

Consolidated	$83,650	$93,150	$275,471	$287,509

Other sales and operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
16. Warranty
The changes in the carrying amount of service and product warranties for the nine months ended September 27, 2008 and September 29, 2007 were as follows:

	September 27	September 29
In thousands	2008	2007

Balance at beginning of the year	$39,382	$34,093
Service and product warranty provision	47,910	51,559
Payments	(54,393)	(49,476)
Acquired	184	1,116
Translation	(71)	427

Balance at end of the period	$33,012	$37,719

17. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2007 Annual Report on Form 10-K.
Horizon Litigation
The Horizon litigation against our subsidiary Essef Corporation and certain of its subsidiaries by Celebrity Cruise Lines, Inc. (“Celebrity”) was settled by payment of $35 million to Celebrity in August 2008, a portion of which was covered by insurance. As a result of the settlement, we recorded a charge of $20.4 million in the second quarter of 2008 which is shown on the line Legal settlement in the Condensed Consolidated Statements of Income.
18. Financial Statements of Subsidiary Guarantors
The $133.9 million of Notes due 2009 are jointly and severally guaranteed by 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of September 27, 2008, December 31, 2007 and September 29, 2007, the related Condensed Consolidated Statements of Income for the three and nine-months ended September 27, 2008 and September 29, 2007, and Statements of Cash Flows for the nine-months ended September 27, 2008 and September 29, 2007, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries. Net change in advances to subsidiaries in the following 2007 Condensed Consolidated Statements of Cash Flows has been reclassified from investing activities to financing activities to conform to the current year presentation. The following condensed financial statements also reflect a change in the presentation of the earnings from investments in subsidiary as previously disclosed in our 2007 footnote.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended September 27, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$582,577	$339,812	$(58,222)	$864,167
Cost of goods sold	12	422,719	243,973	(57,850)	608,854

Gross profit	(12)	159,858	95,839	(372)	255,313
Selling, general and administrative	21,963	84,430	48,950	(371)	154,972
Research and development	117	10,474	6,100	—	16,691
Legal settlement	—	—	—	—	—

Operating (loss) income	(22,092)	64,954	40,789	(1)	83,650
Other (income) expense:
Gain on sale of interest in subsidiaries	—	—	—	—	—
Earnings from investment in subsidiary	(50,645)	—	—	50,645	—
Equity losses of unconsolidated subsidiary	—	669	—	—	669
Loss on early extinguishment of debt	4,611	—	—	—	4,611
Net interest (income) expense	(22,940)	38,387	(1,712)	—	13,735

Income (loss) before income taxes and minority interest	46,882	25,898	42,501	(50,646)	64,635
Provision for income taxes	5,762	3,184	12,200	—	21,146
Minority interest	—	2,100	—	—	2,100

Income (loss) from continuing operations	41,120	20,614	30,301	(50,646)	41,389
Loss from discontinued operations, net of tax	—	(269)	—	—	(269)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$41,120	$20,345	$30,301	$(50,646)	$41,120

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended September 27, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,914,851	$880,440	$(180,963)	$2,614,328
Cost of goods sold	28	1,382,979	626,854	(180,239)	1,829,622

Gross profit	(28)	531,872	253,586	(724)	784,706
Selling, general and administrative	11,761	286,659	142,233	(724)	439,929
Research and development	283	34,141	14,447	—	48,871
Legal settlement	—	20,435	—	—	20,435

Operating (loss) income	(12,072)	190,637	96,906	—	275,471
Other (income) expense:
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Earnings from investment in subsidiary	(194,470)	—	—	194,470	—
Equity losses of unconsolidated subsidiary	—	2,433	—	—	2,433
Loss on early extinguishment of debt	4,611	—	—	—	4,611
Net interest (income) expense	(65,062)	115,146	(4,399)	—	45,685

Income (loss) before income taxes and minority interest	242,849	182,706	101,305	(194,470)	332,390
Provision for income taxes	18,630	49,449	29,443	—	97,522
Minority interest	—	2,100	—	—	2,100

Income (loss) from continuing operations	224,219	131,157	71,862	(194,470)	232,768
Loss from discontinued operations, net of tax	(74)	(8,549)	—	—	(8,623)
Loss on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$224,145	$122,608	$71,862	$(194,470)	$224,145

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
September 27, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5,288	$5,343	$82,913	$—	$93,544
Accounts and notes receivable, net	314	349,297	233,419	(65,790)	517,240
Inventories	—	274,238	156,148	—	430,386
Deferred tax assets	73,336	35,322	7,363	(65,960)	50,061
Prepaid expenses and other current assets	8,309	13,698	42,434	(10,937)	53,504

Total current assets	87,247	677,898	522,277	(142,687)	1,144,735

Property, plant and equipment, net	7,964	179,534	175,854	—	363,352

Other assets
Investments in/advances to subsidiaries	2,405,114	89,990	692,327	(3,187,431)	—
Goodwill	2,951	1,333,867	797,213	—	2,134,031
Intangibles, net	—	342,374	196,759	—	539,133
Other	72,114	7,719	20,423	(30,382)	69,874

Total other assets	2,480,179	1,773,950	1,706,722	(3,217,813)	2,743,038

Total assets	$2,575,390	$2,631,382	$2,404,853	$(3,360,500)	$4,251,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Current maturities of long-term debt	625	159	239,463	(236,334)	3,913
Accounts payable	2,333	157,303	131,349	(65,057)	225,928
Employee compensation and benefits	12,711	50,798	43,654	—	107,163
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	26,735	16,277	—	43,012
Income taxes	(4,053)	(1,563)	13,422	—	7,806
Accrued rebates and sales incentives	—	28,023	7,884	—	35,907
Other current liabilities	126,800	(59,133)	44,937	(10,942)	101,662

Total current liabilities	146,973	202,322	496,986	(312,333)	533,948

Other liabilities
Long-term debt	1,032,193	1,947,540	250,824	(2,195,407)	1,035,150
Pension and other retirement compensation	73,867	17,686	73,223	—	164,776
Post-retirement medical and other benefits	20,995	43,605	—	(30,382)	34,218
Long-term taxes payable	25,356	—	—	—	25,356
Deferred tax liabilities	3,550	187,481	59,443	(65,960)	184,514
Due to / (from) affiliates	(716,943)	55,674	822,625	(161,356)	—
Other non-current liabilities	(66,593)	108,716	54,818	—	96,941

Total liabilities	519,398	2,563,024	1,757,919	(2,765,438)	2,074,903

Minority Interest	—	—	120,230	—	120,230

Shareholders’ equity	2,055,992	68,358	526,704	(595,062)	2,055,992

Total liabilities and shareholder’s equity	$2,575,390	$2,631,382	$2,404,853	$(3,360,500)	$4,251,125

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 27, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$224,145	$122,608	$71,862	$(194,470)	$224,145
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	1,217	—	—	1,217
(Gain) loss on disposal of discontinued operations	74	7,332	—	—	7,406
Equity losses of unconsolidated subsidiary	—	2,433	—	—	2,433
Minority interest	—	(97)	2,197	—	2,100
Depreciation	898	27,890	16,971	—	45,759
Amortization	1,688	13,275	5,257	—	20,220
Earnings from investments in subsidiaries	(194,470)	—	—	194,470	—
Deferred income taxes	35	23,839	2,053	—	25,927
Stock compensation	15,948	—	—	—	15,948
Excess tax benefits from stock-based compensation	(1,617)	—	—	—	(1,617)
Gain on sale of assets, net	87	—	—	—	87
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,385)	(46,364)	(22,379)	14,401	(55,727)
Inventories	—	(15,504)	(11,014)	—	(26,518)
Prepaid expenses and other current assets	25,765	(2,970)	(26,681)	(11,912)	(15,798)
Accounts payable	684	(763)	15,823	(14,401)	1,343
Employee compensation and benefits	(6,417)	(4,763)	3,709	—	(7,471)
Accrued product claims and warranties	—	(5,762)	(721)	—	(6,483)
Income taxes	(2,655)	(1,981)	(1,156)	—	(5,792)
Other current liabilities	(15,746)	(8,267)	21,481	11,912	9,380
Pension and post-retirement benefits	5,031	(7,069)	2,630	—	592
Other assets and liabilities	3,888	7,517	1,741	—	13,146

Net cash provided by (used for) continuing operations	55,953	2,923	81,773	—	140,649
Net cash provided by (used for) discontinued operations	—	(3,432)	—	—	(3,432)

Net cash provided (used for) by operating activities	55,953	(509)	81,773	—	137,217

Investing activities
Capital expenditures	(3,722)	(25,320)	(11,065)	—	(40,107)
Proceeds from sales of property and equipment	—	177	4,127	—	4,304
Acquisitions, net of cash acquired or received	(1,627)	—	18	—	(1,609)
Divestitures	—	29,526	—	—	29,526
Other	(7)	—	—	—	(7)

Net cash provided by (used for ) investing activities of continuing operations	(5,356)	4,383	(6,920)	—	(7,893)

Financing activities
Net short-term borrowings (repayments)	(14,180)	—	—	—	(14,180)
Proceeds from long-term debt	479,405	—	—	—	479,405
Repayment of long-term debt	(486,492)	—	—	—	(486,492)
Debt issuance costs	(114)	—	—	—	(114)
Net change in advances to subsidiaries	49,585	(11,126)	(38,459)	—	—
Excess tax benefit from stock-based compensation	1,617	—	—	—	1,617
Proceeds from exercise of stock options	5,140	—	—	—	5,140
Repurchases of common stock	(37,342)	—	—	—	(37,342)
Dividends paid	(43,171)	1,123	(8,493)	—	(50,541)

Net cash provided by financing activities of continuing operations	(45,552)	(10,003)	(46,952)	—	(102,507)

Effect of exchange rate changes on cash	(6,431)	623	1,740	—	(4,068)

Change in cash and cash equivalents	(1,386)	(5,506)	29,641	—	22,749
Cash and cash equivalents, beginning of period	6,674	10,849	53,272	—	70,795

Cash and cash equivalents, end of period	$5,288	$5,343	$82,913	$—	$93,544

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$638,166	$234,992	$(51,943)	$821,215
Cost of goods sold	—	459,594	168,755	(51,830)	576,519

Gross profit	—	178,572	66,237	(113)	244,696
Selling, general and administrative	789	93,016	43,408	(113)	137,100
Research and development	—	10,858	3,588	—	14,446

Operating (loss) income	(789)	74,698	19,241	—	93,150
Other (income) expense:
Earnings from investment in subsidiary	(38,254)	—	—	38,254	—
Equity losses of unconsolidated subsidiary	—	845	—	—	845
Net interest (income) expense	(31,874)	50,920	(889)	—	18,157

Income (loss) before income taxes	69,339	22,933	20,130	(38,254)	74,148
Provision for income taxes	11,295	9,168	(5,594)	—	14,869

Income (loss) from continuing operations	58,044	13,765	25,724	(38,254)	59,279
Income from discontinued operations, net of tax	—	(1,235)	—	—	(1,235)
Gain on disposal of discontinued operations, net of tax	—	—	—	—	—

Net income (loss)	$58,044	$12,530	$25,724	$(38,254)	$58,044

Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the nine months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,984,338	$677,696	$(148,675)	$2,513,359
Cost of goods sold	—	1,409,671	491,570	(148,058)	1,753,183

Gross profit	—	574,667	186,126	(617)	760,176
Selling, general and administrative	9,695	308,058	111,327	(617)	428,463
Research and development	—	33,492	10,712	—	44,204

Operating (loss) income	(9,695)	233,117	64,087	—	287,509
Other (income) expense:
Earnings from investment in subsidiary	(132,229)	—	—	132,229	—
Equity losses of unconsolidated subsidiary	—	1,838	—	—	1,838
Net interest (income) expense	(56,289)	109,446	(1,806)	—	51,351

Income (loss) before income taxes	178,823	121,833	65,893	(132,229)	234,320
Provision for income taxes	16,648	45,036	9,735	—	71,419

Income (loss) from continuing operations	162,175	76,797	56,158	(132,229)	162,901
Loss from discontinued operations, net of tax	—	(726)	—	—	(726)
Gain on disposal of discontinued operations, net of tax	207	—	—	—	207

Net income (loss)	$162,382	$76,071	$56,158	$(132,229)	$162,382

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5,088	$7,068	$44,399	$—	$56,555
Accounts and notes receivable, net	279	334,265	191,604	(52,652)	473,496
Inventories	—	269,716	125,922	—	395,638
Deferred tax assets	98,206	33,193	6,134	(85,495)	52,038
Prepaid expenses and other current assets	5,446	9,654	48,225	(15,579)	47,746
Current assets of discontinued operations	—	26,868	—	—	26,868

Total current assets	109,019	680,764	416,284	(153,726)	1,052,341

Property, plant and equipment, net	5,332	216,528	134,734	—	356,594

Other assets
Investments in/advances to subsidiaries	2,431,242	93,623	540,441	(3,065,306)	—
Goodwill	—	1,584,857	404,763	—	1,989,620
Intangibles, net	—	336,924	155,808	—	492,732
Other	72,868	16,157	13,439	(25,380)	77,084
Non-current assets of discontinued operations	—	18,500	—	—	18,500

Total other assets	2,504,110	2,050,061	1,114,451	(3,090,686)	2,577,936

Total assets	$2,618,461	$2,947,353	$1,665,469	$(3,244,412)	$3,986,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$4,800	$—	$4,800
Current maturities of long-term debt	8,320	156	314,090	(317,574)	4,992
Accounts payable	(1,559)	154,910	102,051	(51,042)	204,360
Employee compensation and benefits	13,379	55,868	38,024	—	107,271
Current pension and post-retirement benefits	7,918	—	—	—	7,918
Accrued product claims and warranties	—	32,739	14,980	—	47,719
Income taxes	(6,187)	9,322	7,727	—	10,862
Accrued rebates and sales incentives	—	29,787	7,123	—	36,910
Other current liabilities	27,528	51,810	48,952	(16,457)	111,833
Current liabilities of discontinued operations	—	5,431	—	—	5,431

Total current liabilities	49,399	340,023	537,747	(385,073)	542,096

Other liabilities
Long-term debt	1,071,549	1,972,692	46,124	(1,987,658)	1,102,707
Pension and other retirement compensation	125,909	28,848	67,341	—	222,098
Post-retirement medical and other benefits	22,268	49,611	—	(25,380)	46,499
Long-term taxes payable	18,214	—	—	—	18,214
Deferred tax liabilities	3,232	159,157	57,789	(85,495)	134,683
Due to / (from) affiliates	(532,170)	257,329	670,822	(395,981)	—
Other non-current liabilities	31,903	7,362	50,633	—	89,898
Non-current liabilities of discontinued operations	—	2,519	—	—	2,519

Total liabilities	790,304	2,817,541	1,430,456	(2,879,587)	2,158,714

Shareholders’ equity	1,828,157	129,812	235,013	(364,825)	1,828,157

Total liabilities and shareholders’ equity	$2,618,461	$2,947,353	$1,665,469	$(3,244,412)	$3,986,871

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the nine months ended September 29, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$162,382	$76,071	$56,158	$(132,229)	$162,382
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	726	—	—	726
(Gain) loss on disposal of discontinued operations	(207)	—	—	—	(207)
Equity losses of unconsolidated subsidiary	—	1,838	—	—	1,838
Depreciation	900	30,191	14,447	—	45,538
Amortization	3,250	11,774	3,611	—	18,635
Earnings from investments in subsidiaries	(132,229)	—	—	132,229	—
Deferred income taxes	(1,007)	—	(17,876)	—	(18,883)
Stock compensation	17,071	—	—	—	17,071
Excess tax benefits from stock-based compensation	(2,706)	—	—	—	(2,706)
Intercompany Dividends	(23)	13,714	(13,691)	—	—
Gain on sale of assets, net	(2,195)	—	—	—	(2,195)
Gain on sale of interest in subsidiaries	—	—	—	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	6,468	(13,873)	(28,858)	8,336	(27,927)
Inventories	—	8,695	5,278	—	13,973
Prepaid expenses and other current assets	7,022	13,500	(29,262)	59	(8,681)
Accounts payable	(4,419)	(1,089)	12,749	(8,329)	(1,088)
Employee compensation and benefits	(4,670)	6,956	751	—	3,037
Accrued product claims and warranties		3,783	(584)	—	3,199
Income taxes	(5,063)	342	148	—	(4,573)
Other current liabilities	9,957	(8,869)	14,929	(62)	15,955
Pension and post-retirement benefits	3,354	910	3,660	—	7,924
Other assets and liabilities	2,537	763	4,096	—	7,396

Net cash provided by (used for) continuing operations	60,422	145,432	25,556	4	231,414
Net cash provided by (used for) discontinued operations	(207)	(2,081)	207	—	(2,081)

Net cash provided by (used for) operating activities	60,215	143,351	25,763	4	229,333

Investing activities
Capital expenditures	(1,480)	(23,317)	(20,366)	—	(45,163)
Proceeds from sales of property and equipment	—	951	4,185	—	5,136
Acquisitions, net of cash acquired or received	(485,913)	—	(351)	—	(486,264)
Other	(606)	(3,438)	—	—	(4,044)

Net cash provided by (used for ) investing activities of continuing operations	(487,999)	(25,804)	(16,532)	—	(530,335)

Financing activities
Net short-term borrowings (repayments)	—	—	(10,378)	—	(10,378)
Proceeds from long-term debt	1,147,132	—	—	—	1,147,132
Repayment of long-term debt	(770,822)	—	—	—	(770,822)
Debt issuance costs	(1,876)	—	—	—	(1,876)
Net change in advances to subsidiaries	98,009	(119,310)	21,305	(4)	—
Excess tax benefit from stock-based compensation	2,706	—	—	—	2,706
Proceeds from exercise of stock options	5,512	—	—	—	5,512
Repurchases of common stock	(27,119)	—	—	—	(27,119)
Dividends paid	(44,986)	—	—	—	(44,986)

Net cash provided by (used for) financing activities of continuing operations	408,556	(119,310)	10,927	(4)	300,169

Effect of exchange rate changes on cash	15,506	2,281	(15,219)	—	2,568

Change in cash and cash equivalents	(3,722)	518	4,939	—	1,735
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$5,088	$7,068	$44,399	$—	$56,555

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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2007 Annual Report on Form 10-K may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
▪	continued deterioration in the North American housing market;

▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	the financial condition of our customers;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.
Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures, which that house and protect sensitive electronics and electrical components, thermal management products and accessories. In 2008, we expect our Water Group and Technical Products Group to generate approximately 2/3 and 1/3 of total revenues, respectively.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the datacommunication and telecommunication markets. From 2004 through 2008, sales volumes increased due to the addition of new distributors, new products and higher demand in targeted markets.
Key Trends and Uncertainties
The following trends and uncertainties affected the first nine months of our financial performance through 2008 and will likely impact our results in the future:
•	We believe many markets we serve are slowing as a result of the tumultuous credit markets and the consequent anticipated general unfavorable economic impact around the world. We have identified specific applications and geographic markets we believe will stagnate, contract or continue contracting over the next two years. We have begun and expect to continue to restructure our operations serving those markets to reduce capacity and costs, optimize our manufacturing footprint and simplify our infrastructure. We have also identified specific markets in which we participate that we believe will continue to grow over this period and are selectively reinforcing our businesses in these markets.

•	The housing market and new pool starts slowed in 2006 and 2007, and shrank significantly in the first nine months of 2008. We believe that construction of new homes and new pool starts in North America affect approximately 10% — 15% of sales of our water businesses. We expect this downturn to adversely impact our sales for the remainder of 2008 and may continue to affect sales in 2009. As sales of products into domestic residential end-markets in our Water Group business continued to slow appreciably, we have reduced our investments in businesses in those markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	The telecommunication equipment market, particularly in North America, slowed throughout 2007 and impacted North American electronics sales within our Technical Products Group. The 2007 revenue decrease was attributable to telecommunication industry consolidation (which has delayed enclosure product sales) and some Original Equipment Manufacturer (“OEM”) datacommunication programs reaching end-of-life. Based on some recovery of telecommunication equipment procurement in the second half of 2007 and the first nine months of 2008, we anticipate continuing improvement in the remainder of 2008 and an annual growth rate in the high single digits for our North American electronics sales. A weak economy in the United States and Europe would likely reduce marketplace spending on telecommunication capital investments and therefore our anticipated revenue growth.

•	We experienced year over year favorable foreign currency effects on net sales and operating results in 2007 and the first nine months of 2008, due to the weakening of the U.S. dollar in relation to other foreign currencies. Our currency effect is primarily for the U.S. dollar against the euro, which strengthened in late September and early October 2008, and which may or may not trend favorably in the future.

•	We are experiencing material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases we have experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs.

•	We expect our operations to continue to benefit from our Pentair Integrated Management System (“PIMS”) initiatives, which include strategy deployment; lean enterprise with special focus on sourcing and supply management, cash flow management and lean operations; and IGNITE, our process to drive organic growth.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our adjusted net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2007 was approximately $285 million, or 135% of our net income. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.

•	On June 28, 2008, we completed the GE Transaction. We believe this transaction provides us with expanded revenue growth and cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008.

•	The effective income tax rate for the nine months ended September 27, 2008 was 29.3% compared to 30.5% for the nine months ended September 29, 2007. We expect the effective tax rate for the remainder of 2008 to be between 32% and 33%, resulting in a full year effective income tax rate of between 30.0% and 31.0%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2008, our operating objectives include the following:
•	Restructuring our operations in challenging markets while investing in higher growth markets and geographies;

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Stressing proactive talent development, particularly in international management and other key functional areas; and

•	Completing integration of prior acquisitions and realizing identified synergistic opportunities.
On October 21, 2008, we updated our fiscal 2008 earnings guidance to approximately $2.51 to $2.54 per share on a reported generally accepted accounting principles (“GAAP”) basis. In the fourth quarter, we anticipate earnings per share to be approximately $0.17 — $0.20, taking into account approximately $0.35 per share in changes for restructuring actions to position our operations for increasingly difficult markets.
Our outlook for the fourth quarter is based on several variables. First, we anticipate modest revenue growth in the low single digits, bringing our total revenue to approximately $3.5 billion for the full year. Second, we expect to get the benefit of restructuring and other market-related expense reduction efforts taken in the second and third quarters of 2008. Third, we will have certain integration costs and intangible amortization charges incurred in connection with the GE Transaction. Fourth, as noted above, we will be adversely impacted by the expenses and charges associated with the additional cost reduction actions announced in the fourth quarter of 2008.
Our guidance assumes an absence of significant acquisitions or divestitures in 2008, other than the GE Transaction. As noted above, in 2008 we may seek to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture or closure of discrete business units to further focus our businesses on their most attractive markets.
The Company has not yet introduced guidance for fiscal year 2009, due to the heightened uncertainty around the globe in those markets in which we participate. We anticipate publishing fiscal year 2009 guidance in December.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2007 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 27	September 29			September 27	September 29
In thousands	2008	2007	$ change	% change	2008	2007	$ change	% change

Net sales	$864,167	$821,215	$42,952	5.2%	$2,614,328	$2,513,359	$100,969	4.0%

The components of the net sales change in 2008 from 2007 were as follows:

	% Change from 2007
Percentages	Three months	Nine months

Volume	0.8	(0.6)
Price	2.4	1.9
Currency	2.0	2.7

Total	5.2	4.0

Consolidated net sales
The 5.2 percent and 4.0 percent increases in consolidated net sales in the third quarter and first nine months, respectively, of 2008 from 2007 were primarily driven by:
•	favorable foreign currency effects;

•	an increase in sales volume due to the GE Transaction and our April 30, 2007 acquisition of Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”);

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher Technical Products Group sales into electrical markets.
These increases were partially offset by:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 27	September 27			September 27	September 27
In thousands	2008	2007	$ change	% change	2008	2007	$ change	% change

Water	$566,328	$545,514	$20,814	3.8%	$1,726,769	$1,727,925	$(1,156)	(0.1%)
Technical Products	297,839	275,701	22,138	8.0%	887,559	785,434	102,125	13.0%

Total	$864,167	$821,215	$42,952	5.2%	$2,614,328	$2,513,359	$100,969	4.0%

Water
The 3.8 percentage point increase in the Water Group net sales in the third quarter of 2008 from 2007 was primarily driven by:
•	an increase in sales volume driven by the GE Transaction;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased sales into the global commercial, municipal and agricultural markets;

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Eastern Europe and the Middle East; and

•	favorable foreign currency effects.
These increases were offset by:
•	organic sales decline of 1.4 percent for the third quarter of 2008 (excluding acquisitions and foreign currency exchange), which included lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market and the slowing of residential markets in Western Europe.
The 0.1 percentage point decrease in the Water Group net sales in first nine months of 2008 from 2007 was primarily driven by:
•	organic sales decline of 5.1 percent for the first nine months of 2008 (excluding acquisitions and foreign currency exchange), which included:
▪	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market; and

▪	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008.

These decreases were partially offset by:
▪	selective increases in selling prices to mitigate inflationary cost increases; and

▪	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Eastern Europe and the Middle East.
These decreases were further offset by:
•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pumpen GmbH (“Jung Pump”), our April 30, 2007 acquisition of Porous Media and the GE Transaction; and

•	favorable foreign currency effects.
Technical Products
The 8.0 percent and 13.0 percent increase in Technical Products Group net sales in the third quarter and first nine months, respectively, of 2008 from 2007 were primarily driven by:
•	an increase in sales into electrical markets, which includes new products and selective increases in selling prices to mitigate inflationary cost increases;

•	favorable foreign currency effects;

•	strong sales performance in Asia and Europe; and

•	an increase in sales into electronics markets as orders and sales to our telecommunications customers rebounded and we continued to expand into other vertical markets.
These increases were partially offset by:
•	decreases in sales into North American electronics markets.
Gross profit

	Three months ended					Nine months ended
	September 27	% of		September 29	% of	September 27	% of		September 29	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Gross profit	$255,313	29.5%		$244,696	29.8%	$784,706	30.0%		$760,176	30.2%

Percentage point change		(0.3	) pts				(0.2	) pts
The 0.3 percent and 0.2 percent decreases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2008 from 2007 were primarily the result of:
•	inflationary increases related to raw materials and labor;

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market and the slowing of residential markets in Western Europe; and

•	higher cost of goods sold in 2008 as a result of a fair market value inventory step-up related to the GE Transaction.
These decreases were partially offset by:
•	the gross margin impact from higher Technical Products Group sales and the resulting improved fixed cost leverage;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	lower comparative cost in 2008 for our Jung Pump and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.

*Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
	September 27	% of		September 29	% of	September 27	% of		September 29	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

*SG&A	$154,972	17.9%		$137,100	16.7%	$460,364	17.6%		$428,463	17.0%

Percentage point change		1.2	pts				0.6	pts

*    Includes Legal settlement
The 1.2 percentage point increase in SG&A expense as a percentage of sales in the third quarter of 2008 from 2007 was primarily due to:
•	restructuring actions primarily in our Water Group during the third quarter of 2008; and

•	higher selling, general and administrative expenses to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments.
These increases were partially offset by:
•	reduced costs related to productivity actions taken in the second half of 2007; and

•	reduced costs related to the completion of the European SAP implementation in 2007.
The 0.6 percentage point increase in SG&A expense as a percentage of sales in the first nine months of 2008 from 2007 was primarily due to:
•	expenses in the second quarter related to the settlement of the Horizon litigation;

•	restructuring actions primarily in our Water Group taken during the second and third quarters of 2008; and

•	higher selling, general and administrative expenses to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments.
These increases were partially offset by:
•	reduced costs related to productivity actions taken in the second half of 2007; and

•	reduced costs related to the completion of the European SAP implementation in 2007.
Research and development (R&D)

	Three months ended					Nine months ended
	September 27	% of		September 29	% of	September 27	% of		September 29	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

R&D	$16,691	1.9%		$14,446	1.8%	$48,871	1.9%		$44,204	1.8%

Percentage point change		0.1	pts				0.1	pts
The 0.1 percentage point increase as a percentage of sales in the third quarter 2008 from 2007 and the first nine months of 2008 from 2007 were primarily due to:
•	increased R&D expense spending with emphasis on new product development and value engineering.
Operating income
Water

	Three months ended					Nine months ended
	September 27	% of		September 29	% of	September 27	% of		September 29	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Operating income	$47,612	8.4%		$56,061	10.3%	$169,853	9.8%		$207,682	12.0%

Percentage point change		(1.9	) pts				(2.2	) pts

The 1.9 and 2.2 percentage point decreases in Water Group operating income as a percentage of sales in the third quarter and first nine months, respectively, of 2008 from 2007 were primarily the result of:
•	inflationary increases related to raw materials and labor;

•	a decline in sales of certain pump, pool and filtration products resulting from the downturn in the North American residential housing markets;

•	expenses in the second quarter related to the settlement of the Horizon litigation;

•	restructuring actions taken during the second and third quarters of 2008;

•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008; and

•	higher cost in 2008 as a result of a fair market value inventory step-up and intangible amortization related to the June 2008 GE Transaction.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives, including lean and supply management practices;

•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump, our April 30, 2007 acquisition of Porous Media and the GE Transaction; and

•	lower comparative cost in 2008 for our Jung and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.
Technical Products

	Three months ended					Nine months ended
	September 27	% of		September 29	% of	September 27	% of		September 29	% of
In thousands	2008	sales		2007	sales	2008	sales		2007	sales

Operating income	$47,585	16.0%		$46,237	16.8%	$142,654	16.1%		$114,008	14.5%

Percentage point change		(0.8	) pts				1.6	pts
The 0.8 percentage point decrease in Technical Products Group operating income as a percentage of sales for the third quarter of 2008 from 2007 was primarily the result of:
•	inflationary increases related to raw materials such as carbon steel and labor costs; and
These decreases were partially offset by:
•	an increase in sales to electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS initiatives, including lean and supply management activities.
The 1.6 percentage point increase in Technical Products Group operating income as a percentage of sales for the first nine month of 2008 from 2007 was primarily the result of:
•	an increase in sales to electrical markets, which includes selective increases in selling prices to mitigate inflationary cost increases;

•	savings realized from the continued success of PIMS, including lean and supply management activities;

•	an increase in sales into electronics markets as orders and sales to our telecommunications customers rebounded and we continued to expand into other vertical markets; and

•	no longer incurring exit costs recognized in 2007 related to a previously announced 2001 French facility closure.
These increases were partially offset by:
•	inflationary increases related to raw materials such as carbon steel and labor costs.

Net interest expense

	Three months ended				Nine months ended
	September 27	September 27			September 27	September 27
In thousands	2008	2007	Difference	% change	2008	2007	Difference	% change

Net interest expense	$13,735	$18,157	$(4,422)	(24.4%)	$45,685	$51,351	$(5,666)	(11.0%)

The 24.4 and 11.0 percentage point decreases in interest expense in the third quarter and first nine months, respectively, of 2008 from 2007 were primarily the result of:
•	a decrease in outstanding debt; and

•	favorable impact of lower interest rates.
Loss on early extinguishment of debt
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the” Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees and $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
Provision for income taxes from continuing operations

	Three months ended		Nine months ended
	September 27	September 29	September 27	September 29
In thousands	2008	2007	2008	2007

Income before income taxes	$64,635	$74,148	$332,390	$234,320
Provision for income taxes	21,146	14,869	97,522	71,419
Effective tax rate	32.7%	20.1%	29.3%	30.5%
The 12.6 percentage point increase in the effective tax rate in the third quarter of 2008 from 2007 was primarily the result of:
•	a favorable adjustment that lowered the effective tax rate in the third quarter of 2007 related to the measurement of deferred tax assets and liabilities to account for changes to German tax law enacted on August 17, 2007.
This increase was partially offset by:
•	higher earnings in lower-tax rate jurisdictions during 2008.
The 1.2 percentage point decrease in the effective tax rate in the first nine months of 2008 from 2007 was primarily the result of:
•	higher earnings in lower-tax rate jurisdictions during 2008; and

•	a portion of the gain on the GE Transaction is taxed at a rate of 0%.
These increases were partially offset by:
•	a favorable adjustment in the third quarter of 2007 related to the measurement of deferred tax assets and liabilities to account for changes to German tax law enacted on August 17, 2007.
We estimate our effective income tax rate for the remaining quarter of 2008 will be between 32% and 33% resulting in a full year effective income tax rate of between 30.0% and 31.0%.
LIQUIDITY AND CAPITAL RESOURCES
Cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, share repurchases and dividend payments have historically been primarily funded from cash generated from operations and availability under existing committed revolving credit facilities as well as in certain instances, public and private debt and equity offerings. We do not anticipate a need for new debt or equity issuances over the foreseeable future.

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
The following table presents selected working capital measurements calculated from our monthly operating results based on a 13-month moving average:

	September 27	December 31	September 29
Days	2008	2007	2007

Days of sales in accounts receivable	56	53	54
Days inventory on hand	78	75	76
Days in accounts payable	57	54	54
Operating activities
Cash provided by operating activities was $137.2 million in the first nine months of 2008 compared with cash provided by operating activities of $229.3 million in the prior year comparable period. The decrease in cash provided by operating activities was primarily due to an increase in cash used for working capital in the first nine months of 2008 and a decrease in Net Income excluding the Gain on sale of interest in subsidiaries versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first nine months of 2008 were $40.1 million compared with $45.2 million in the prior year period. We currently anticipate capital expenditures for fiscal 2008 will be approximately $60 million to $70 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement equipment.
Cash proceeds from the sale of property and equipment of $4.3 million in 2008 was primarily related to the sale of a facility in our Water Group.
In connection with the GE Transaction, we paid cash of $1.6 million to acquire additional assets and to fund restructuring initiatives in our Pentair Residential Filtration businesses.
On February 29, 2008, we sold our NPT business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Financing activities
Net cash used for financing activities was $102.5 million in the first nine months of 2008 compared with $300.2 million provided by financing activities in the prior year period. The reduction primarily relates to the funds borrowed in 2007 for the Porous Media and Jung Pump acquisitions. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
We have a multi-currency Credit Facility. The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases and debt maturities over the life of the Credit Facility. We have not experienced any disruption in our financing activities currently nor do we anticipate any such disruptions resulting from the turbulence in the credit markets.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 27, 2008, we had $25.4 million of commercial paper outstanding that matures within 34 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under our existing Credit Facility was $506.7 million at September 27, 2008.

In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of September 27, 2008.
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees and $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
We were in compliance with all debt covenants as of September 27, 2008.
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
As of September 27, 2008, our capital structure consisted of $1,039.1 million in total indebtedness and $2,056.0 million in shareholders’ equity. The ratio of debt-to-total capital at September 27, 2008 was 33.6 percent, compared with 35.7 percent at December 31, 2007 and 37.8 percent at September 29, 2007. Our targeted debt-to-total capital ratio is approximately 40 percent. We will exceed this target ratio from time to time as needed for operational purposes and/or acquisitions.
Dividends paid in the first nine months of 2008 were $50.5 million, or $0.51 per common share, compared with $45.0 million, or $0.45 per common share, in the prior year period. We have increased dividends every year for the last 32 years and expect to continue paying dividends on a quarterly basis.
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of September 27, 2008, we had repurchased an additional 1,094,059 shares for $38.1 million pursuant to this plan and, accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $11.9 million for the remainder of 2008.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at September 27, 2008 is approximately $25.4 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 27, 2008. For additional information, refer to Item 7A of our 2007 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 27, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 27, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Pentair, Inc.:
Minneapolis, MN
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Corporation”) as of September 27, 2008 and September 29, 2007, and the related condensed consolidated statements of income for the three month and nine month periods ended September 27, 2008 and September 29, 2007, and of cash flows for the nine-month periods ended September 27, 2008 and September 29, 2007. These interim condensed consolidated financial statements are the responsibility of the Corporation’s management.
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
October 21, 2008

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2007 Annual Report on Form 10-K.
Horizon Litigation
The Horizon litigation against our subsidiary Essef Corporation and certain of its subsidiaries by Celebrity Cruise Lines, Inc. (“Celebrity”) was settled by payment of $35 million to Celebrity in August 2008, a portion of which was covered by insurance. As a result of the settlement, we recorded a charge of $20.4 million in the second quarter of 2008 which is shown on the line Legal settlement in the Condensed Consolidated Statements of Income.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2007 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS The following table provides information with respect to purchases we made of our common stock during the third quarter of 2008:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Dollar Value of Shares
	Total Number		Purchased as Part of	that May Yet Be
	Shares of	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

June 29 - July 26, 2008	138,753	$33.87	138,385	$22,904,343
July 27 - August 23, 2008	168,526	$36.10	139,198	$17,904,781
August 24 - September 27, 2008	182,156	$37.05	162,358	$11,907,695

Total	489,435		439,941

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and, in addition, 368 shares for the period June 29 — July 26, 2008; 29,328 shares for the period July 27 — August 23, 2008; and 19,798 shares for the period August 24 - September 27, 2008 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of a publicly announced program to repurchase up to $50 million of our common stock.

(d)	In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of September 27, 2008, we had purchased 1,094,059 shares for $38.1 million pursuant to this authorization during 2008. This authorization expires on December 31, 2008.

ITEM 6. Exhibits

(a)	Exhibits

	10.1	Amendment to Pentair, Inc. 2008 Omnibus Stock Incentive Plan.

	15	Letter Regarding Unaudited Interim Financial Information.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2008.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended September 27, 2008

10.1	Amendment to Pentair, Inc. 2008 Omnibus Stock Incentive Plan.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.