Form 10-K
period 2008-12-31
PENTAIR INC
filed 2009-02-24
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $33.87 per share as reported on the New York Stock Exchange on June 27, 2008 (the last business day of Registrant’s most recently completed second quarter): $3,177,008,897

The number of shares outstanding of Registrant’s only class of common stock on December 31, 2008 was 98,276,919

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on April 30, 2009, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2008

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

WATER GROUP
Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Water Group offers a broad array of products and systems to multiple markets and customers. The core competencies of our Water Group center around flow and filtration. We have identified a target market totaling $60 billion, with our current primary focus on three markets: Flow Technologies (approximately 40% of group sales), Filtration (approximately 30% of group sales), and Pool (approximately 30% of group sales).

Flow Technologies Market
Our Flow Technologies business is a global leader in residential, commercial and municipal water pump markets. Our primary markets are those serving residential well water installers and residential and commercial end-users; waste water dealers and distributors; commercial and industrial operations; and municipal water treatment facilities. We address these markets with products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water and wastewater applications, and agricultural spraying, as well as pressure tanks for residential applications. Applications for our broad range of products include pumps for residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation, and transfer.

Brand names for the Flow Technologies market include STA-RITE®, Myers®, Aurora®, Hydromatic®, Fairbanks Morsetm, Flotec®, Hypro®, Water Ace®, Berkeley®, Aermotortm, Simer®, Verti-line®, Diamond®, FoamPro®, Ongatm, Nocchitm, SHURflo®, Edwards®, JUNG PUMPEN®, oxynaut®, and JUNG®.

Filtration Market
Our Filtration business competes in residential and commercial water softening and filtration markets globally; in selected industrial markets for both water and other fluid filtration, largely in the United States; and for desalination and reverse osmosis projects globally. We address these markets with control valves, tanks, filter systems, filter cartridges, pressure vessels, and specialty dispensing pumps providing flow solutions for specific end-user market applications including residential, commercial, foodservice, industrial, recreation vehicles, marine, and aviation.

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

Pool Market
We address the Pool equipment market with a complete line of commercial and residential pool equipment and accessories including pumps, filters, heaters, lights, automatic controls, automatic pool cleaners, commercial deck equipment, maintenance equipment, and Pool accessories. Applications for our pool products include commercial and residential pool construction, maintenance, repair, and service.

Brand names for the Pool market include Pentair Pool Products®, Pentair Water Pool and Spatm, STA-RITE®, Paragon Aquatics®, Kreepy Krauly®, Compool®, WhisperFlo®, PoolShark®, Legendtm, Rainbowtm, FIBERworks®, IntelliTouchtm, IntelliFlow®, IntelliChlor®, and Acu-Trol®.

Customers

Our Water Group distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, home centers and home and pool builders. Information regarding significant customers in our Water Group is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

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

Competition
Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources directed to the markets in which we compete. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential flow technologies markets focuses on brand names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool equipment, competition focuses on brand names, product performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing market penetration.

TECHNICAL PRODUCTS GROUP
Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified, and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. We have identified a target market of $30 billion. Our Technical Products Group focuses its business portfolio on four primary industries: Commercial and Industrial (55% of group sales), Telecom and Datacom (20% of group sales), Electronics (20% of group sales), and Networking (5% of group sales). The primary brand names for the Technical Products Group are: Hoffman®, Schroff®, Pentair Electronic Packagingtm, Taunustm, McLean®, Electronic Solutionstm, Birtcher®, Calmark® and Aspen Motiontm. Products and related accessories of the Technical Products Group include metallic and composite enclosures, cabinets, cases, subracks, backplanes, heat exchangers, and blowers. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

Customers
Our Technical Products Group distributes its products through electrical and data contractors, electrical and electronic components distributors, and original equipment manufacturers. Information regarding significant customers in our Technical Products Group is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
Our Technical Products Group is not significantly impacted by seasonal demand fluctuations.

Competition
Competition in the technical products markets can be intense, particularly in telecom and datacom markets, where product design, prototyping, global supply, price competition, and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability. Recent growth in the Technical Products Group is a result of new products development, overall market growth, continued channel penetration, growth in targeted market segments, geographic expansion, price increases and acquisitions. Consolidation, globalization, and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the broadest array of enclosures products available for commercial and industrial uses.

RECENT DEVELOPMENTS
Growth of our business
We continually look at each of our businesses to determine whether they fit with our strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities, including international markets. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business, and while we expect acquisitions to be an important part of our future growth, until economic and credit market conditions improve, we are not currently planning any significant acquisitions.

Acquisitions
On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The acquisition was effected through the formation of two new entities, (collectively, “Pentair Residential Filtration” or “PRF”) a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner.

With the formation of this business, we believe PRF will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole-house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.

On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others.

On April 30, 2007, we acquired as part of our Water Group all of the capital interests in Porous Media Corporation and Porous Media, Ltd. (together, “Porous Media”), two privately held filtration and separation technologies businesses. Porous Media brings strong technical ability to our Water Group, including engineering, material science, media development and application capabilities. Porous Media’s product portfolio includes high-performance filter media, membranes and related filtration products and purification systems for liquids, gases and solids for the general industrial, petrochemical, refining and healthcare market segments, among others.

On February 2, 2007, we acquired as part of our Water Group all the outstanding shares of capital stock of Jung Pumpen GmbH (“Jung Pump”). Jung Pump is a leading German manufacturer of wastewater products for municipal and residential markets. Jung Pump brings us its strong application engineering expertise and a complementary product offering, including a new line of water re-use products, submersible wastewater and drainage pumps, wastewater disposal units and tanks. Jung Pump also brings to Pentair its well-established European presence, a state-of-the-art training facility in Germany and sales offices in Germany, Austria, France, Hungary, Poland and Slovakia.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Discontinued operations/divestitures
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction.

On February 28, 2008, we sold our National Pool Tile (“NPT”) business unit to Pool Corporation in a cash transaction. National Pool Tile is the leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets.

The results of Spa/Bath and NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath and NPT have been reclassified as discontinued operations for all periods presented.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog
Our backlog of orders as of December 31 by segment was:

In thousands	2008	2007	$ change	% change

Water	$324,748	$303,625	$21,123	7.0%
Technical Products	111,678	124,919	(13,241)	(10.6%)

Total	$436,426	$428,544	$7,882	1.8%

The $21.1 million increase in Water Group backlog was primarily due to increased backlog for pumps used in industrial and municipal market applications and growth in Asian markets, partially offset by declining market conditions in residential pool and pump markets. The $13.2 million decrease in Technical Products Group backlog reflected declining market conditions in both our electrical and electronic markets. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents less than 60 days of shipments, is not deemed to be a significant item. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2008 will be filled in 2009.

Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2008, 2007, and 2006 were $62.5 million, $56.8 million, and $56.5 million, respectively.

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

Certain commodities, such as metals and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with escalator / de-escalator clauses. Prices for raw materials, such as metals and resins, may trend higher in the future.

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

Employees
As of December 31, 2008, we employed approximately 14,700 people worldwide. Total employees in the United States were approximately 8,000, of whom approximately 850 are represented by five different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

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

You should carefully consider the following risk factors and warnings before making an investment decision. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment. You should also refer to other information set forth in this document.

General economic conditions, including difficult credit and residential construction markets, affect demand for our products.

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial and commercial markets (for both the Water and Technical Products Groups) and residential markets (for the Water Group). The global credit crisis and recession have adversely affected the robustness of our markets as exemplified in the fourth quarter of 2008. Important factors for our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for residential housing and home improvement activity fell dramatically in both 2007 and 2008, which reduced revenue growth in each of the businesses within our Water Group. We believe that weakness in this market and the recent dramatic slowdown in our industrial and commercial markets will likely continue to affect our revenues and margins throughout 2009. Any continuing weakness in these markets beyond 2009 will negatively affect our sales and financial performance in future periods.

Our inability to sustain consistent organic growth or limit revenue decreases could adversely affect our financial performance.

Over the past three years, our organic growth was generated in part from expanding international sales, entering new distribution channels, price increases and introducing new products. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products, and increase sales of existing products to our customer base. Difficult economic and competitive factors adversely affected our ability to sustain consistent organic growth in 2008, as revenues contracted in the fourth quarter. As a result of these economic conditions, that adversely impacted our anticipated financial performance, we did not meet our stated revenue growth targets in the fourth quarter and for the year 2008. We believe that our revenues will continue to decline as our markets weaken. Rather than focus our efforts primarily on broad-based revenue growth, we have chosen to limit our growth initiatives to specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

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

Material cost and other inflation have adversely affected and could continue to affect our results of operations.

Over the past few years, we have experienced material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. While these inflationary pressures have begun to abate in late 2008 and early 2009 as a result of general economic conditions, we may not be able to recognize the full benefit from this moderating or reversal of material cost and other inflation. In addition, the recent reversal of material cost inflation may not be sustainable once the economy begins to strengthen. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

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

Our business exposes us to potential litigation, such as product liability claims relating to the design, manufacture, and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us for significant amounts could materially and adversely affect our product reputation, financial condition, results of operations, and cash flows.

Reductions in our acquisition activity will likely slow our revenue growth or otherwise adversely affect our financial performance.

Over the past four years, much of our growth has resulted from acquisitions of businesses within our current business segments. While we intend to continue to evaluate acquisitions in these segments, given the current financial and economic environment, we currently do not expect to make significant acquisitions until credit markets and business conditions stabilize. We cannot assure you that we would be able to continue to grow or to limit revenue declines without making acquisitions. Acquisitions we may undertake could have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisitions, while we attempt to integrate operations of the acquired businesses into our operations. Once integrated, acquired operations may not achieve the levels of profitability originally anticipated.

The availability and cost of capital could have a negative impact on our financial performance.

Our plans to vigorously compete in our chosen markets will require additional capital for future acquisitions, capital expenditures, growth of working capital, and continued international and regional expansion. In the past, we have financed growth of our businesses primarily through cash from operations and debt financing. While we refinanced our primary credit agreements in the second quarter of 2007 on what we believe to be favorable terms, future acquisitions or other uses of funds may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if new financing is not available on favorable terms or if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future acquisitions could be dilutive to your equity investment if we issue additional stock as consideration. We cannot assure you that we will be able to issue equity securities or obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our targeted growth strategy, and our acquisition program, which will limit our revenue growth and future financial performance.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 35% of our gross sales in 2008, up from 32% in 2007. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the possibility of terrorist action against us or our operations;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	the difficulty of protecting intellectual property in foreign countries; and

•	required compliance with a variety of foreign laws and regulations.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our international operations are subject to foreign market and currency fluctuation risks.

We expect the percentage of our sales outside of North America to increase in the future. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany; each market area is currently experiencing similar economic difficulties to those in the United States, and sales in those markets slowed significantly by the end of 2008. In addition, we have a significant and growing business in the Asia-Pacific area, but the economic conditions in countries in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in these regions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results. In 2008, the weakness of the US dollar slightly benefited our financial results in foreign jurisdictions. We do not anticipate continuing US dollar weakness in foreign exchange markets in 2009 of a similar magnitude, which may hurt our financial results on a comparative basis. In addition, we source certain products, components and raw materials throughout the world, the import of which into the United States has raised the cost of these goods in US dollars and has impacted the results of our domestic businesses as well.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by Statement of Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), by comparing the estimated fair value of each of our reporting units to their respective carrying values on our balance sheet. At December 31, 2008 our goodwill and intangible assets were approximately $2,617.4 million, and represented approximately 64.6% of our total assets. While our annual assessment in 2008 did not indicate an impairment of goodwill at that time, long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

We are exposed to potential environmental and other laws, liabilities and litigation.

We are subject to federal, state, local and foreign laws and regulations governing our environmental practices, public and worker health and safety and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses, and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require.

We have been named as defendants, targets, or potentially responsible parties (“PRP”) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and, in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. We have also made claims against third parties for indemnification against potential liabilities for environmental remediations or other obligations. We cannot assure you that we will be successful in obtaining indemnity or reimbursement for such costs.

We cannot ensure you that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water Group manufacturing operations at 23 plants located throughout the United States and at 18 plants located in 10 other countries. In addition, our Water Group has 33 distribution facilities and 36 sales offices located in numerous countries throughout the world. We carry out our Technical Products Group manufacturing operations at 8 plants located throughout the United States and 10 plants located in 8 other countries. In addition, our Technical Products Group has 7 distribution facilities and 30 sales offices located in numerous countries throughout the world.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2008 and 2007, our undiscounted reserves for such environmental liabilities were approximately $3.1 million and $3.5 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	53	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Michael V. Schrock	56	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005 — September 2006; President and Chief Operating Officer of Enclosures October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
John L. Stauch	44	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.
Louis L. Ainsworth	61	Senior Vice President and General Counsel since July 1997 and Secretary since January 2002; Shareholder and Officer of the law firm of Henson & Efron, P.A., November 1985 — June 1997.
Frederick S. Koury	48	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources of the Victoria’s Secret unit of Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.
Michael G. Meyer	50	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.
Mark C. Borin	41	Corporate Controller and Chief Accounting Officer since March 2008; Partner in the audit practice of the public accounting firm KPMG LLP, June 2000 — March 2008; Various positions in the audit practice of KPMG LLP, September 1989 — June 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2008, there were 3,835 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2008 and 2007 were as follows:

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$34.98	$38.76	$41.00	$38.50	$33.22	$39.37	$39.67	$36.59
Low	$26.02	$31.14	$31.72	$18.42	$29.35	$30.09	$31.47	$32.03
Close	$31.48	$33.87	$38.52	$23.67	$31.16	$38.57	$33.18	$34.81
Dividends declared	$0.17	$0.17	$0.17	$0.17	$0.15	$0.15	$0.15	$0.15

Pentair has paid 132 consecutive quarterly dividends and has increased dividends each year for 32 consecutive years.

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

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2003 and the reinvestment of all dividends since that date to December 31, 2008. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

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

	Base Period	INDEXED RETURNS
	December	Years Ending December 31:
Company / Index	2003	2004	2005	2006	2007	2008

PENTAIR INC	100	193.43	155.37	143.66	162.12	112.58
S&P 500 INDEX	100	110.88	116.33	134.70	142.10	89.53
S&P MIDCAP 400 INDEX	100	116.48	131.11	144.64	156.18	99.59

Purchases of Equity Securities

The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2008:

	(a)	(b)	(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total Number		as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

September 28 — October 25, 2008	168,549	$29.77	168,058	$6,908,012
October 26 — November 22, 2008	204,996	$24.53	203,787	$1,908,261
November 23 — December 31, 2008	97,807	$23.03	83,989	$0

Total	471,352		455,834

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and, in addition, 491 shares for the period September 28 — October 25, 2008, 1,209 shares for the period October 26 — November 22, 2008, and 13,818 shares for the period November 23 — December 31, 2008 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced programs and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price or withholding of tax obligations related to the exercise price of stock options and non-vested shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of a publicly announced program to repurchase up to $50 million of our common stock during 2008.

(d)	In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50.0 million pursuant to this authorization. This authorization expired on December 31, 2008. There is currently no repurchase authorization for 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31.

	Years ended December 31,
	2008(1)	2007(1)	2006(1)	2005(1)	2004

Statement of Operations Data:
Net sales	$3,351,976	$3,280,903	$3,022,602	$2,801,715	$2,221,909
Operating income	324,685	379,049	312,943	313,320	239,834
Income from continuing operations	256,363	212,118	186,251	179,183	133,233
Per Share Data:(2)
Basic:
EPS from continuing operations	$2.62	$2.15	$1.87	$1.78	$1.34
Weighted average shares	97,887	98,762	99,784	100,665	99,316
Diluted
EPS from continuing operations	$2.59	$2.12	$1.84	$1.75	$1.31
Weighted average shares	99,068	100,205	101,371	102,618	101,706
Cash dividends declared per common share	$0.68	$0.60	$0.56	$0.52	$0.43
Balance Sheet Data:
Total assets	$4,053,213	$4,000,614	$3,364,979	$3,253,755	$3,120,575
Total debt	954,092	1,060,586	743,552	752,614	736,105
Total shareholders’ equity	1,898,681	1,910,871	1,669,999	1,555,610	1,447,794

(1)	In 2005 we early adopted SFAS 123R retroactively to January 1, 2005. The incrementatl impact of the adoption of SFAS 123R to the results of operations for 2008, 2007, 2006 and 2005 include after tax expense of $7.5 million, $9.2 million, $9.9 million and $12.0 million, respectively, or ($0.08), ($0.09), ($0.10) and ($0.12) diluted EPS, respectively.

(2)	All share and per share information presented in this Annual Report on Form 10-K has been retroactively restated to reflect the effect of a 100% stock dividend in 2004.

In July 2004, we acquired as part of our Water Group all of the capital stock of WICOR, Inc. In December 2005, we acquired as part of our Technical Products Group the McLean Thermal Management, Aspen Motion Technologies and Electonic Solutions businesses. In February and April 2007, we acquired the outstanding shares of capital stock of Jung Pump and all of the capital interests of Porous Media, respectively, as part of our Water Group. In May 2007, we acquired as part of our Technical Products Group the assets of Calmark. In June 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof . From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.

The following factors and those discussed in ITEM 1A, Risk Factors, of this Form 10-K may impact the achievement of forward-looking statements:

•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:

•	continued deterioration in the global economy;

•	continued deterioration in or stabilization of the North America housing market;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. In 2009, we expect our Water Group and Technical Products Group to generate approximately 2/3 and 1/3 of total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.2 billion in 2008. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.

On February 28, 2008, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.

On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The acquisition was effected through the formation of two new entities, (collectively, “Pentair Residential Filtration” or “PRF”) a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner.

With the formation of Pentair Residential Filtration, we believe we will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.

On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the data communication and telecommunication markets. From 2004 through 2008, sales volumes increased due to the addition of new distributors, new products, price increases and higher demand in targeted markets.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2008 and will likely impact our results in 2009 and beyond:

•	Many markets we serve have slowed dramatically as a result of the tumultuous credit markets and the resulting recession. We have identified specific product and geographic markets we serve that we believe will stagnate, contract or continue contracting in 2009, as noted below. We have begun and expect to continue to restructure our operations serving those markets to close facilities in order to reduce or relocate capacity, to reduce labor and material costs, to optimize our manufacturing footprint and to simplify our business structure. We have also identified specific markets in which we participate that we believe will continue to grow over this period and are selectively reinforcing our businesses in these markets. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operation for 2009 and beyond.

•	New home building and new pool starts have contracted for each of the past three years in the United States and have started to slow significantly in Europe as well. We believe that construction of new homes and new pool starts in North America affect approximately 10% - 15% of sales of our water businesses, while repair, replacement and refurbishment accounts for approximately 15% - 20% of sales in these businesses. We expect the current recession to continue to adversely impact our sales for all or a significant portion of 2009. As sales of products into domestic residential end-markets in our Water Group business continued to slow appreciably, we have reduced our investments in businesses in those markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, have also slowed significantly during the fourth quarter of 2008, especially in December, and this weakness has continued throughout the early part of the first quarter of 2009. We have a high level of uncertainty over the course of the economy and hence the strength of many of our significant markets both in the United States and around the world for the balance of the year and beyond. We have reduced our investments in businesses in these markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	We experienced material cost and other inflation in a number of our businesses during 2008. To offset this inflation, we implemented productivity improvements and selective increases in selling prices to help mitigate inflationary cost increases we experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs. We expect the current economic environment will result in price volatility for many of our raw materials; material costs have declined in the fourth quarter of 2008 and the first quarter of 2009, and we believe they will continue to decline so long as general economic conditions remain weak. We believe that these cost decreases we are experiencing will not begin to be fully realized in our results of operations until the second quarter of 2009.

•	As a result of the dramatic fall in securities and other investment markets over 2008, our unfunded pension liability increased from fiscal year end 2007 to fiscal year end 2008 from $147 million to $257 million, or an increase of $110 million primarily reflecting our reduced investment return and significantly lower asset values in our US defined benefit plans during 2008. We believe that this will increase our pension expense in 2009 over year-earlier levels, and more significantly, require an increase in our 2009 contributions to the plans to approximately $40-$45 million, an increase of over $30 million in the year.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2008 was approximately $164 million, or 72% of our net income. Our target for free cash flow in 2009 remains at 100% of net income, and we have instituted several measures internally to maintain our strong collection experience and to decrease our working capital. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. While we believe that this seasonality will continue in the second and third quarters of 2009, due to the unknown impact of the current economic situation, we are uncertain of the size and impact of the seasonal spike for the year, and contemplate that any seasonal impact will likely be less than in prior years.

•	We experienced year over year favorable foreign currency effects on net sales and operating results in 2007 and the first nine months of 2008, due to the weakening of the U.S. dollar in relation to other foreign currencies. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	On June 28, 2008, we formed Pentair Residential Filtration in order to expand our product lines, accelerate opportunities to provide our customers complete water filtration systems, increase revenue growth and exploit cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008. Integration and inventory step-up costs arising out of the formation of the PRF business amounted to approximately $7 million in 2008. We believe we will continue to incur integration costs as we combine facilities in this business throughout most of 2009.

•	The effective income tax rate for 2008 was 29.5%. We estimate our effective tax rate for the full year 2009 to be between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Outlook

In 2009, our operating objectives include the following:

•	Restructuring our operations in challenging markets while investing in more favorable markets and geographies;

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Stressing proactive talent development, particularly in international management and other key functional areas; and

•	Completing integration of the newly formed PRF business and prior acquisitions, and realizing identified synergistic opportunities.

On February 3, 2009, we announced our results of operations for fiscal year 2008 and modified our earnings guidance for the first quarter of 2009 to a range of $0.20 to $0.30 per share on a diluted basis. Our prior guidance for the first quarter of 2009, given in December 2008, was a range of $0.30 to $0.35 per share. Our revised outlook for the quarter is based on what we believe will be a continuation of the order rates and level of economic activity realized in December and January lasting throughout the first quarter.

In December 2008, we also initiated earnings guidance for the year 2009 that anticipated our earnings to be approximately $1.70 to $2.00 per share on a diluted basis. This guidance has not been withdrawn or modified because we do not have sufficient certainty at this time to support any revision. We do caution, however, that we are uncertain of the economic performance trajectory, both in the United States and globally, for the calendar year. As noted above, significant deterioration in general economic conditions in our primary markets and geographies beyond what we have seen to date in the first quarter would adversely impact our revenues and financial performance.

This outlook is based on several variables. First, our guidance anticipates revenue declines in our businesses throughout 2009 of approximately 10% as a result of overall market conditions, bringing our total revenue to approximately $3.0 billion for the full year. Second, we expect to get the benefit in the second, third and fourth quarters of 2009 of restructuring and other market-related expense reduction efforts taken during 2008 and early in 2009. Third, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and commodity deflation.

We have heightened our focus on increasing the conversion of our net income into free cash flow from that achieved in 2008. In addition, in response to continuing turbulence in the credit markets, we are taking actions we believe will help maintain our liquidity and increase our capital resources by allowing us to repay indebtedness at a faster rate than would otherwise be the case. We do not intend to implement our stock buyback program for 2009, as we have in the past, nor do we currently intend to make any significant cash acquisitions until credit markets and business conditions stabilize.

If economic conditions worsen in North America and Europe, then we expect that our sales, manufacturing productivity and cash flow may deteriorate from the current forecast. In that event, we would further reduce discretionary capital spending and selling, marketing and R&D costs as well as accelerate our restructuring actions in order to minimize the impact of these declines on our earnings per share. Conversely, if economic conditions hold up and improve over the year we would then have the flexibility to increase expenditures in our selling, marketing and R&D efforts to maximize organic sales growth in favorable markets in 2009 and to anticipate growth in 2010.

Our guidance assumes an absence of significant acquisitions or divestitures in 2009. In 2009, we may seek to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture or closure of discrete business units to further focus our businesses on their most attractive markets.

The ability to achieve our operating objectives and 2009 guidance will depend, to a certain extent, on factors outside our control. See “Risk Factors” under Part I of this report.

RESULTS OF OPERATIONS
Net sales
The components of the net sales change were:

Percentages	2008 vs. 2007	2007 vs. 2006

Volume	(1.6)	4.3
Price	2.3	2.6
Currency	1.5	1.6

Total	2.2	8.5

The 2.2 percent increase in consolidated net sales in 2008 from 2007 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales volume due to the formation of PRF and our 2007 acquisitions of Jung Pumpen GmbH (“Jung Pump”) Porous Media Corporation and Porous Media, Ltd. (together “Porous Media”);

•	favorable foreign currency effects; and

•	higher Technical Products Group sales.

These increases were partially offset by:

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market throughout 2008 and other global markets in the fourth quarter.

The 8.5 percent increase in consolidated net sales in 2007 from 2006 was primarily the result of:

•	an increase in sales volume due to our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	organic sales growth of approximately 2 percent for the full year 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases due to:

•	growth in the Europe and Asia-Pacific markets;

•	higher Technical Product sales into electrical markets;

•	higher second quarter sales of municipal pumps related to a large flood control project; and

•	growth in commercial and industrial water markets.

These increases were partially offset by:

•	lower Technical Products sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life;

•	lower sales of certain pump, pool and filtration products related to the downturn in the North American residential housing market and softness in residential pool construction markets; and

•	favorable foreign currency effects.

Sales by segment and the year-over-year changes were as follows:

				2008 vs. 2007		2007 vs. 2006
In thousands	2008	2007	2006	$ change	% change	$ change	% change

Water	$2,206,142	$2,230,770	$2,023,358	$(24,628)	(1.1%)	$207,412	10.3%
Technical Products	1,145,834	1,050,133	999,244	95,701	9.1%	50,889	5.1%

Total	$3,351,976	$3,280,903	$3,022,602	$71,073	2.2%	$258,301	8.5%

Water

The 1.1 percent decrease in Water segment sales in 2008 from 2007 was primarily the result of:

•	organic sales decline (excluding acquisitions and foreign currency exchange) of 5.1 percent for the full year 2008, which included:

•	lower sales of certain pump, pool and filtration products into North American and Western European residential housing markets; and

•	second quarter 2007 sales of municipal pumps related to a large flood control project that did not recur in 2008.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East.

These decreases were further offset by:

•	an increase in sales volume driven by the formation of PRF and our 2007 acquisitions of Jung Pump and Porous Media; and

•	favorable foreign currency effects.

The 10.3 percent increase in Water segment sales in 2007 from 2006 was primarily the result of:

•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	organic sales growth of 2 percent for the full year 2007 (excluding acquisitions and foreign currency exchange), which included selective increases in selling prices to mitigate inflationary cost increases:

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East;

•	higher second quarter sales of municipal pumps related to a large flood control project; and

•	growth in commercial and industrial water markets.

These increases were partially offset by:

•	a decline in sales of certain pump, pool and filtration products into North American residential markets and softness in residential pool construction markets; and

•	favorable foreign currency effects.

Technical Products

The 9.1 percent increase in Technical Products segment sales in 2008 from 2007 was primarily the result of:

•	an increase in sales into electrical markets, which includes new products and selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales into electronics markets as sales to our datacommunication and telecommunications customers rebounded and we expanded into other vertical markets;

•	strong sales performance in Asia and Europe; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	an organic sales decline in our North American electronics markets.

The 5.1 percent increase in Technical Products segment sales in 2007 from 2006 was primarily the result of:

•	organic sales (excluding acquisitions and foreign currency exchange) which were up approximately 2 percent for the full year 2007 ,which included selective increases in selling prices to mitigate inflationary cost increases;

•	strong sales performance in Asia; and

•	increased sales into electrical markets.

These increases were partially offset by:

•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	favorable foreign currency effects.

Gross profit

In thousands	2008	% of sales	2007	% of sales	2006	% of sales

Gross profit	$1,014,550	30.3%	$1,012,698	30.9%	$896,056	29.6%

Percentage point change		(0.6) pts		1.3 pts

The 0.6 percentage point decrease in gross profit as a percent of sales in 2008 from 2007 was primarily the result of:

•	inflationary increases related to raw materials and labor costs;

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American residential housing market and the slowing of residential markets in Western Europe;

•	higher cost of goods sold in 2008 as a result of a fair market value inventory step-up related to the formation of PRF; and

•	operating inefficiencies related to product moves and plant consolidations.

These decreases were partially offset by:

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	the gross margin impact from increased sales volume in our Technical Products Group and the resulting improved fixed cost leverage;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	lower comparative cost in 2008 for our Jung Pump and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.

The 1.3 percentage point increase in gross profit as a percent of sales in 2007 from 2006 was primarily the result of:

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor; and

•	higher cost as a result of a fair market value inventory step-up related to the Jung Pump and Porous Media acquisitions.

Selling, general and administrative (SG&A)

In thousands	2008	% of sales	2007	% of sales	2006	% of sales

*SG&A	$627,415	18.7%	$576,828	17.6%	$526,568	17.4%

Percentage point change		1.1 pts		0.2 pts

*	Includes Legal settlement, which is presented on a separate line in the Consolidated Statements of Income

The 1.1 percentage point increase in SG&A expense as a percent of sales in 2008 from 2007 was primarily the result of:

•	restructuring actions in both our Water and Technical Products Groups during the second half of 2008;

•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments; and

•	expenses related to the settlement of the Horizon litigation.

These increases were partially offset by:

•	reduced costs related to productivity actions taken in the second half of 2007 and throughout 2008; and

•	reduced costs related to the completion of the European SAP implementation in 2007.

The 0.2 percentage point increase in SG&A expense as a percent of sales in 2007 from 2006 was primarily the result of:

•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments;

•	proportionately higher SG&A expenses in the acquired Jung Pump and Porous Media businesses caused in part by amortization expense related to the intangible assets from those acquisitions; and

•	exit costs incurred in 2007 related to a previously announced 2001 French facility closure.

These increases were partially offset by:

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

Research and development (R&D)

In thousands	2008	% of sales	2007	% of sales	2006	% of sales

R&D	$62,450	1.9%	$56,821	1.7%	$56,545	1.9%

Percentage point change		0.2 pts		(0.2) pts

The 0.2 percentage point increase in R&D expense as a percent of sales in 2008 from 2007 was primarily the result of:

•	increased R&D spending with emphasis on new product development and value engineering.

The 0.2 percentage point decrease in R&D expense as a percent of sales in 2007 from 2006 was primarily the result of:

•	relatively flat R&D expense spending on higher volume.

Operating income

Water

In thousands	2008	% of sales	2007	% of sales	2006	% of sales

Operating income	$206,357	9.4%	$273,677	12.3%	$219,611	10.9%

Percentage point change		(2.9) pts		1.4 pts

The 2.9 percentage point decrease in Water segment operating income as a percent of net sales in 2008 from 2007 was primarily the result of:

•	inflationary increases related to raw materials and labor;

•	a decline in sales of certain pump, pool and filtration products resulting from the downturn in North American and Western European markets;

•	restructuring actions taken throughout 2008;

•	expenses related to the settlement of the Horizon litigation;

•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008; and

•	higher cost in 2008 as a result of a fair market value inventory step-up and intangible amortization related to the June 2008 formation of PRF.

These increases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump, our April 30, 2007 acquisition of Porous Media, and the June 2008 formation of PRF;

•	curtailment of long-term defined benefit pension and retiree medical plans in 2007; and

•	lower comparative cost in 2008 for our Jung Pump and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.

The 1.4 percentage point increase in Water segment operating income as a percent of net sales in 2007 from 2006 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	income generated by our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	curtailment of long-term defined benefit pension and retiree medical plans; and

•	a decrease in costs related to capacity rationalization and market-related actions in 2007 compared to 2006.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor;

•	a decline in sales of certain pump, pool and filtration products into North American residential markets;

•	amortization expense related to the intangible assets from the Jung Pump and Porous Media acquisitions; and

•	higher cost as a result of fair market value market step-up related to the Jung Pump and Porous Media acquisitions.

Technical Products

In thousands	2008	% of sales	2007	% of sales	2006	% of sales

Operating income	$169,315	14.8%	$153,586	14.6%	$148,905	14.9%

Percentage point change		0.2 pts		(0.3) pts

The 0.2 percentage point increase in Technical Products segment operating income as a percent of net sales in 2008 from 2007 was primarily the result of:

•	an increase in sales to electrical and electronics markets, which includes selective increases in selling prices to mitigate inflationary cost increases;

•	savings realized from the continued success of PIMS, including lean and supply management activities.

These increases were partially offset by:

•	inflationary increases related to raw materials such as carbon steel and labor costs; and

•	expenses associated with restructuring actions taken during the second half of 2008.

The 0.3 percentage point decrease in Technical Products segment operating income as a percent of net sales in 2007 from 2006 was primarily the result of:

•	inflationary increases related to raw materials such as stainless steel and labor costs;

•	lower sales into North American electronics markets driven by contraction and consolidation in the telecommunication equipment industry which have delayed buying activity and by datacommunication projects reaching end-of-life; and

•	exit costs incurred in 2007 related to a previously announced 2001 French facility closure.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings realized from the continued success of PIMS, including lean and supply management activities; and

•	increased sales in our electrical markets.

Net interest expense

In thousands	2008	2007	Difference	% change	2007	2006	Difference	% change

Net interest expense	$59,435	$68,393	$(8,958)	(13.1%)	$68,393	$50,300	$18,093	36.0%

The 13.1 percent decrease in interest expense from continuing operations in 2008 from 2007 was primarily the result of:

•	a decrease in outstanding debt; and

•	favorable impact of lower interest rates.

The 36.0 percent increase in interest expense from continuing operations in 2007 from 2006 was primarily the result of:

•	an increase in outstanding debt primarily related to the Jung Pump and Porous Media acquisitions.

Loss on early extinguishment of debt

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

Provision for income taxes from continuing operations

In thousands	2008	2007	2006

Income from continuing operations before income taxes and minority interest	$367,140	$306,561	$259,675
Provision for income taxes	108,344	94,443	73,424
Effective tax rate	29.5%	30.8%	28.3%

The 1.3 percentage point decrease in the tax rate in 2008 from 2007 was primarily the result of:

•	higher earnings in lower-tax rate jurisdictions during 2008; and

•	a portion of the gain on the formation of PRF taxed at a rate of 0%.

These decreases were partially offset by:

•	the impact in 2007 of a favorable adjustment related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.

The 2.5 percentage point increase in the tax rate in 2007 from 2006 was primarily the result of:

•	higher utilization of foreign tax credits in 2006; and

•	the favorable settlement in 2006 of prior years’ federal tax returns.

These increases were partially offset by:

•	a favorable adjustment in 2007 related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.

We expect our full year effective tax rate in 2009 to be between 32% and 33%. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part over the past few years through acquisitions, such as Jung Pump and Porous Media in 2007, financed by credit provided under our revolving credit facilities and, from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.

In light of the current global economic situation and the state of credit markets generally, we have instituted a more conservative financial policy. We do not currently plan to make any significant acquisitions in 2009, and we do not plan to continue in 2009 the annual share repurchase programs that we have undertaken over the past few years. We are focusing on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.

We previously had a targeted debt-to-total-capital ratio of 40%, which could and had been exceeded from time to time as needed for operational purposes and, especially, acquisitions. Our capital structure as of December 31, 2008 consisted of $954.1 million in total indebtedness and $1,898.7 million in shareholders’ equity. The ratio of debt-to-total capital was 33.4 percent, compared with 35.7 percent at year-end 2007 and 30.8 percent in 2006. In line with our new financial policy, we no longer target a particular debt-to-total-capital ratio, but we will strive to maintain our investment grade ratings.

Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) was entered into in the second quarter of 2007 and does not expire until June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We have borrowing capacity of over $580 million at December 31, 2008, and the only significant required debt repayment before 2012 is for the retirement in October 2009 of the remaining 7.85% Senior Notes originally issued in 1999, of which approximately $134 million are currently outstanding.

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Operating activities
Cash provided by operating activities was $204.2 million in 2008, or $137.1 million lower compared with the same period in 2007. The decrease in cash provided by operating activities was due primarily to an increase in working capital, higher prepaid expenses (particularly prepaid taxes) and lower income from continuing operations, excluding the gain from the formation of PRF.

Cash provided by operating activities was $341.3 million in 2007, or $109.8 million higher compared with the same period in 2006. The increase in cash provided by operating activities was due primarily to working capital reductions during 2007 versus 2006 and higher net income.

In December 2008 and 2007, we sold approximately $44 million and $50 million, respectively, of a customer’s account receivable to a third-party financial institution to mitigate accounts receivable concentration risk. In compliance with Statement of Financial Accounting Standards (“SFAS’) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008 and 2007, a loss in the amount of $0.5 million and $1.2 million related to the sale of accounts receivable is included in the line item Other in our Consolidated Statements of Income.

Investing activities
Capital expenditures in 2008, 2007, and 2006 were $53.1 million, $61.5 million and $50.9 million, respectively. We anticipate capital expenditures for fiscal 2009 to be approximately $45 to $50 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and general maintenance capital.

On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.2 million and transaction costs of $0.2 million, less cash acquired of $1.0 million.

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

On December 15, 2008, we sold our Spa/Bath business to Balboa Water Group in a cash transaction for approximately $8.3 million subject to certain price adjustments based on working capital at closing. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.

On February 28, 2008, we sold our NPT business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.

Cash proceeds from the sale of property and equipment of $4.7 million in 2008 was primarily related to the sale of a facility in our Water Group. Cash proceeds from the sale of property and equipment of $5.2 million in 2007 was primarily related to the sale of a facility used by our Technical Products Group.

Financing activities
Net cash used for financing activities was $217.2 million in 2008 versus net cash provided by financing activities of $222.7 in 2007. The difference in cash usage between the two years is primarily attributable to the three acquisitions in 2007. Other financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.

The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility bear interest at the rate of LIBOR plus 0.50%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases (if authorized) and debt maturities over the life of the Credit Facility.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2008, we had $0.2 million of commercial paper outstanding that matures within 41 days. All of the commercial paper was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

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

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of December 31, 2008.

In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2008.

Our current credit ratings are as follows:

	Long-Term Debt	Current Rating
Rating Agency	Rating	Outlook

Standard & Poor’s	BBB	Negative
Moody’s	Baa3	Stable

Our long-term debt rating is an investment grade rating. Investment grade is a credit rating of BBB- or higher by Standard & Poor’s or Baa3 or higher by Moody’s.

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

We believe the potential impact of a downgrade in our financial outlook is currently not material to our liquidity exposure or cost of debt. A credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations, or a specific financial program. The credit rating takes into consideration the creditworthiness of guarantors, insurers, or other forms of credit enhancement on the obligation and takes into account the currency in which the obligation is denominated. The ratings outlook also highlights the potential direction of a short or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under observation by the respective rating agencies. A change in rating outlook does not mean a rating change is inevitable. Prior changes in our ratings outlook have had no immediate impact on our liquidity exposure or on our cost of debt.

We issue short-term commercial paper notes that are currently not rated by Standard & Poor’s or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our long-term debt rating could have a negative impact on our ability to continue to issue unrated commercial paper.

We do not expect that a one rating downgrade of our long-term debt by either Standard & Poor’s or Moody’s would substantially affect our ability to access the long-term debt capital markets. However, depending upon market conditions, the amount, timing and pricing of new borrowings could be adversely affected. If both of our long-term debt ratings were downgraded to below BBB-/Baa3, our flexibility to access the term debt capital markets would be reduced.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2008 of $67.3 million, compared with $59.9 million in 2007 and $56.6 million in 2006. We recently announced an increase in our dividend rate for 2009 from $0.68 per share in 2008 to $0.72 per share in 2009, which is the 33rd consecutive year in which we have increased our dividend.

In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50 million pursuant to this authorization. This authorization expired on December 31, 2008. No authorization for the repurchase of shares of our common stock has been granted for 2009.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
In thousands	2009	2010	2011	2012	2013	5 Years	Total

Long-term debt obligations	$134,773	$78	$6	$319,206	$200,007	$300,022	$954,092
Interest obligations on fixed-rate debt	41,811	33,524	33,524	29,990	24,095	59,264	222,208
Operating lease obligations, net of sublease rentals	25,952	19,790	17,773	13,310	9,121	11,952	97,898
Pension and post-retirement plan contributions	50,200	35,200	30,200	30,100	30,100	78,000	253,800
Other long-term liabilities	948	546	229	229	114	—	2,066

Total contractual cash obligations, net	$253,684	$89,138	$81,732	$392,835	$263,437	$449,238	$1,530,064

Our long-term debt obligations that are due in 2009 include $134.1 million that has been classified as long-term in our Consolidated Balance Sheets as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2008, variable interest rate debt, including the effects of derivative financial instruments, was $214.4 million at a weighted average interest rate of 1.21%.

Pension and post-retirement plan contributions are based on an assumed discount rate of 6.5% for all periods and an expected rate of return on plan assets ranging from 6.5% to 8.5%.

As of December 31, 2008, the gross liability for uncertain tax positions under FIN 48 is $28.1 million. We do not expect a significant payment related to these obligations to be made within the next twelve months. We are not able to provide a reasonably reliable estimate of the timing of future payments relating to the non-current FIN 48 obligations.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of net income. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income. Free cash flow and conversion of net income are non-GAAP financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing operations:

	Twelve Months Ended December 31
In thousands	2008	2007	2006

Cash flow provided by (used for) continuing operations	$212,612	$336,990	$229,399
Capital expenditures	(53,089)	(61,516)	(50,894)
Proceeds from sale of property and equipment	4,741	5,198	654

Free cash flow	164,264	280,672	179,159
Net income	228,734	210,927	183,731

Conversion of net income	72%	133%	98%

In 2009, our objective is to generate free cash flow that equals or exceeds 100% of net income.

Off-balance sheet arrangements
At December 31, 2008, we had no off-balance sheet financing arrangements.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with GAAP in the United States. As of December 31, 2008 and 2007, our undiscounted reserves for such environmental liabilities were approximately $3.1 million and $3.5 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2008 and 2007, the outstanding value of these instruments totaled $64.5 million and $58.5 million, respectively.

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

Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires is to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

At December 31, 2008 our goodwill and intangible assets were approximately $2,617.4 million, and represented approximately 64.6% of our total assets. Declines in projected future cash flows could result in future goodwill and intangible impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial statements.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.

Our primary identifiable intangible assets include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology, and customer relationships. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2008, we completed our annual impairment test for those identifiable assets not subject to amortization and recorded an impairment charge of $1.0 million. The charge was recorded in Selling, general and administrative in our Consolidated Statements of Income.

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

Pension
We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates, rate of increase in future compensation levels, and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 12 to the Notes to Consolidated Financial Statements. Changes to these assumptions will affect pension expense, pension contributions and the funded status of our pension plans.

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

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.50% in 2008 and 2007 and 6.00% in 2006. The discount rates on our foreign plans ranged from 2.00% to 6.25% in 2008, 2.00% to 5.25% in 2007 and 2.00% to 5.15% in 2006. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2009.

Expected rate of return
Our expected rate of return on plan assets in 2008 equaled 8.5%, which remained unchanged from 2007 and 2006. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.

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

Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.

Our derivatives and other financial instruments consist of long-term debt (including current portion), short-term borrowing and interest rate swaps. The net market value of these financial instruments combined is referred to below as the net financial instrument position. As of December 31, 2008 and December 31, 2007, the net financial instrument position was a liability of $923.9 million and $1,076.5 million, respectively.

Failure of one or more of our swap counterparties would result in the loss of any benefit to us of the swap agreement. In this case, we would continue to be obligated to pay the variable interest payments per the underlying debt agreements which are at variable interest rates of 3 month LIBOR plus .50% for $105 million of debt and 3 month LIBOR plus .60% for $100 million of debt. Additionally, failure of one or all of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

Interest rate risk
Our debt portfolio, including swap agreements, as of December 31, 2008 was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 56% fixed-rate debt and 44% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed rate swap agreement we entered with an effective date of April 2006 and August 2007, our debt portfolio is comprised of 78% fixed-rate debt and 22% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2008, a 100 basis point increase or decrease in interest rates would result in a $2.1 million increase or decrease in interest incurred.

Foreign currency risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets, and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pentair, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of year ended December 31, 2008. That attestation report is set forth immediately following this management report.

Randall J. Hogan Chairman and Chief Executive Officer	John L. Stauch Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.:

We have audited the internal control over financial reporting of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at ITEM 15 as of and for the year ended December 31, 2008, of the Company, and our report dated February 23, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Minneapolis, Minnesota
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax benefits in 2007 and as discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and postretirement benefit plans in 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 23, 2009

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years ended December 31
In thousands, except per-share data	2008	2007	2006

Net sales	$3,351,976	$3,280,903	$3,022,602
Cost of goods sold	2,337,426	2,268,205	2,126,546

Gross profit	1,014,550	1,012,698	896,056
Selling, general and administrative	606,980	576,828	526,568
Research and development	62,450	56,821	56,545
Legal settlement	20,435	—	—

Operating income	324,685	379,049	312,943
Other (income) expense:
Gain on sale of interest in subsidiaries	(109,648)	—	—
Equity losses of unconsolidated subsidiary	3,041	2,865	3,332
Loss on early extinquishment of debt	4,611	—	—
Interest income	(2,029)	(1,510)	(744)
Interest expense	61,464	69,903	51,044
Other	106	1,230	(364)

Income from continuing operations before income taxes and minority interest	367,140	306,561	259,675
Provision for income taxes	108,344	94,443	73,424
Minority interest	2,433	—	—

Income from continuing operations	256,363	212,118	186,251
Loss from discontinued operations, net of tax	(5,783)	(1,629)	(2,484)
Gain (loss) on disposal of discontinued operations, net of tax	(21,846)	438	(36)

Net income	$228,734	$210,927	$183,731

Earnings per common share
Basic
Continuing operations	$2.62	$2.15	$1.87
Discontinued operations	(0.28)	(0.01)	(0.03)

Basic earnings per common share	$2.34	$2.14	$1.84

Diluted
Continuing operations	$2.59	$2.12	$1.84
Discontinued operations	(0.28)	(0.01)	(0.03)

Diluted earnings per common share	$2.31	$2.11	$1.81

Weighted average common shares outstanding
Basic	97,887	98,762	99,784
Diluted	99,068	100,205	101,371

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$39,344	$70,795
Accounts and notes receivable, net of allowances of $25,156 and $27,471, respectively	461,081	461,408
Inventories	417,287	379,018
Deferred tax assets	51,354	50,511
Prepaid expenses and other current assets	63,113	35,799
Current assets of discontinued operations	—	40,490

Total current assets	1,032,179	1,038,021
Property, plant and equipment, net	343,881	361,690
Other assets
Goodwill	2,101,851	1,999,119
Intangibles, net	515,508	487,028
Other	59,794	82,238
Non-current assets of discontinued operations	—	32,518

Total other assets	2,677,153	2,600,903

Total assets	$4,053,213	$4,000,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$13,586
Current maturities of long-term debt	624	5,075
Accounts payable	217,898	227,786
Employee compensation and benefits	90,210	111,082
Current pension and post-retirement benefits	8,890	8,557
Accrued product claims and warranties	41,559	49,077
Income taxes	5,451	14,999
Accrued rebates and sales incentives	28,897	36,430
Other current liabilities	104,975	90,021
Current liabilities of discontinued operations	—	3,704

Total current liabilities	498,504	560,317
Other liabilities
Long-term debt	953,468	1,041,925
Pension and other retirement compensation	270,139	161,042
Post-retirement medical and other benefits	34,723	37,147
Long-term income taxes payable	28,139	21,306
Deferred tax liabilities	146,559	166,917
Other non-current liabilities	101,612	97,085
Non-current liabilities of discontinued operations	—	4,004

Total liabilities	2,033,144	2,089,743
Commitments and contingencies
Minority interest	121,388	—
Shareholders’ equity
Common shares par value $0.16 2/3; 98,276,919 and 99,221,831 shares issued and outstanding, respectively	16,379	16,537
Additional paid-in capital	451,241	476,242
Retained earnings	1,457,676	1,296,226
Accumulated other comprehensive income (loss)	(26,615)	121,866

Total shareholders’ equity	1,898,681	1,910,871

Total liabilities and shareholders’ equity	$4,053,213	$4,000,614

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31
In thousands	2008	2007	2006

Operating activities
Net income	$228,734	$210,927	$183,731
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	5,783	1,629	2,484
(Gain) loss on disposal of discontinued operations	21,846	(438)	36
Equity losses of unconsolidated subsidiary	3,041	2,865	3,332
Minority interest	2,433	—	—
Depreciation	59,673	57,603	55,682
Amortization	27,608	25,561	18,177
Deferred income taxes	40,754	(16,652)	(10,611)
Stock compensation	20,572	22,913	25,377
Excess tax benefits from stock-based compensation	(1,617)	(4,204)	(3,043)
Gain (loss) on sale of assets	510	(1,929)	(364)
Gain on sale of interest in subsidiaries	(109,648)	—	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(18,247)	(19,068)	15,470
Inventories	(33,311)	14,714	(45,769)
Prepaid expenses and other current assets	(27,394)	2,175	(5,008)
Accounts payable	(1,973)	19,482	(18,409)
Employee compensation and benefits	(21,919)	3,995	(12,688)
Accrued product claims and warranties	(7,286)	4,763	1,196
Income taxes	(4,409)	2,849	10,353
Other current liabilities	8,987	(3,218)	(13,291)
Pension and post-retirement benefits	301	6	19,397
Other assets and liabilities	18,174	13,017	3,347

Net cash provided by (used for) continuing operations	212,612	336,990	229,399
Net cash provided by (used for) operating activities of discontinued operations	(8,397)	4,288	2,058

Net cash provided by (used for) operating activities	204,215	341,278	231,457
Investing activities
Capital expenditures	(53,089)	(61,516)	(50,894)
Proceeds from sale of property and equipment	4,741	5,198	654
Acquisitions, net of cash acquired	(2,027)	(487,561)	(29,286)
Divestitures	37,907	—	(24,007)
Other	(12)	(5,544)	(6,370)

Net cash provided by (used for) investing activities	(12,480)	(549,423)	(109,903)
Financing activities
Net short-term borrowings	(16,994)	(1,830)	13,831
Proceeds from long-term debt	715,000	1,269,428	608,975
Repayment of long-term debt	(805,016)	(954,077)	(631,755)
Debt issuance costs	(114)	(1,876)	—
Excess tax benefits from stock-based compensation	1,617	4,204	3,043
Proceeds from exercise of stock options	5,590	7,388	4,066
Repurchases of common stock	(50,000)	(40,641)	(59,359)
Dividends paid	(67,284)	(59,910)	(56,583)

Net cash provided by (used for) financing activities	(217,201)	222,686	(117,782)
Effect of exchange rate changes on cash and cash equivalents	(5,985)	1,434	2,548

Change in cash and cash equivalents	(31,451)	15,975	6,320
Cash and cash equivalents, beginning of period	70,795	54,820	48,500

Cash and cash equivalents, end of period	$39,344	$70,795	$54,820

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		other
	Common shares		paid-in	Retained	comprehensive		Comprehensive
In thousands, except share and per-share data	Number	Amount	capital	earnings	income (loss)	Total	income

Balance — December 31, 2005	101,202,237	$16,867	$518,751	$1,020,978	$(986)	$1,555,610

Net income				183,731		183,731	$183,731
Change in cumulative translation adjustment					28,471	28,471	28,471
Adjustment in minimum pension liability, net of $7,313 tax benefit					1,513	1,513	1,513
Changes in market value of derivative financial instruments					657	657	657

Comprehensive income							$214,372

Adjustment to initially apply SFAS 158, net of $8,280 tax benefit					(12,951)	(12,951)
Tax benefit of stock compensation			3,338			3,338
Cash dividends — $0.56 per common share				(56,583)		(56,583)
Share repurchases	(1,986,026)	(332)	(59,027)			(59,359)
Exercise of stock options, net of 183,866 shares tendered for payment	310,963	52	2,846			2,898
Issuance of restricted shares, net of cancellations	324,219	54	304			358
Amortization of restricted shares			10,677			10,677
Shares surrendered by employees to pay taxes	(74,228)	(12)	(2,589)			(2,601)
Stock compensation			14,240			14,240

Balance — December 31, 2006	99,777,165	$16,629	$488,540	$1,148,126	$16,704	$1,669,999

Net income				210,927		210,927	$210,927
Change in cumulative translation adjustment					72,901	72,901	72,901
Adjustment in minimum pension liability, net of $23,784 tax					37,201	37,201	37,201
Changes in market value of derivative financial instruments					(4,940)	(4,940)	(4,940)

Comprehensive income							$316,089

Adjustment to initially apply FIN 48				(2,917)		(2,917)
Tax benefit of stock compensation			5,654			5,654
Cash dividends — $0.60 per common share				(59,910)		(59,910)
Share repurchases	(1,209,257)	(202)	(40,439)			(40,641)
Exercise of stock options, net of 342,870 shares tendered for payment	491,618	83	4,348			4,431
Issuance of restricted shares, net of cancellations	313,160	52	530			582
Amortization of restricted shares			9,256			9,256
Shares surrendered by employees to pay taxes	(150,855)	(25)	(4,820)			(4,845)
Stock compensation			13,173			13,173

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$121,866	$1,910,871

Net income				228,734		228,734	$228,734
Change in cumulative translation adjustment					(72,117)	(72,117)	(72,117)
Adjustment in minimum pension liability, net of $42,793 tax					(66,933)	(66,933)	(66,933)
Changes in market value of derivative financial instruments, net of $6,284 tax					(9,431)	(9,431)	(9,431)

Comprehensive income							$80,253

Tax benefit of stock compensation			2,247			2,247
Cash dividends — $0.68 per common share				(67,284)		(67,284)
Share repurchases	(1,549,893)	(258)	(49,742)			(50,000)
Exercise of stock options, net of 121,638 shares tendered for payment	322,574	53	4,948			5,001
Issuance of restricted shares, net of cancellations	366,005	61	388			449
Amortization of restricted shares			9,378			9,378
Shares surrendered by employees to pay taxes	(83,598)	(14)	(2,730)			(2,744)
Stock compensation			10,510			10,510

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Promotions
Our primary promotional activity is what we refer to as cooperative advertising. Under our cooperative advertising programs, we agree to pay the customer a fixed percentage of sales as an allowance that may be used to advertise and promote our products. The customer is generally not required to provide evidence of the advertisement or promotion. We recognize the cost of this cooperative advertising at the time of sale. The cost of this program is recorded as a reduction in gross sales.

Volume-based incentives
These incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly, for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts; reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2008 and 2007, respectively.

In December 2008 and 2007, we sold approximately $44 million and $50 million, respectively, of one customer’s accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk. In compliance with Statement of Financial Accounting Standards (“SFAS’) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008 and 2007, a loss in the amount of $0.5 million and $1.2 million related to the sale of accounts receivable is included in the line item Other in our Consolidated Statements of Income.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets.

Goodwill and identifiable intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires is to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, consideration of our market capitalization in comparison to the estimated fair values of our reporting units determined using discounted cash flow analyses and other factors which are beyond our control.

At December 31, 2008 our goodwill and intangible assets were approximately $2,617.4 million, and represented approximately 64.6% of our total assets. Declines in projected future cash flows could result in

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

future goodwill and intangible impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial statements.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.

Our primary identifiable intangible assets include trade marks and trade names, brand names, patents, non-compete agreements, proprietary technology, and customer relationships. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. The impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. During the fourth quarter of 2008, we completed our annual impairment test for those identifiable assets not subject to amortization and recorded an impairment charge of $1.0 million. The charge was recorded in Selling, general and administrative in our Consolidated Statements of Income.

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

Income taxes
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2008 and 2007, reserves for policy claims were $59.2 million ($10.0 million included in Accrued product claims and warranties and $49.2 million included in Other non-current liabilities) and $61.4 million ($10.0 million included in Accrued product claims and warranties and $51.4 million included in Other non-current liabilities), respectively.

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

Earnings per common share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effects of common stock equivalents. The dilutive effects of stock options and non-vested shares increased weighted average common shares outstanding by 1,181 thousand, 1,443 thousand and 1,587 thousand in 2008, 2007 and 2006, respectively.

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares were 5,268 thousand, 2,841 thousand, and 3,089 thousand in 2008, 2007 and 2006, respectively.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Foreign currency translation
The financial statements of subsidiaries located outside of the United States are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in accumulated other comprehensive income, a separate component of shareholders’ equity.

New accounting standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (adopted by Pentair as of January 1, 2008), with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (“the Fair Value Option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not chosen the Fair Value Option; therefore, the adoption of SFAS 159 did not have any impact on our consolidated results of operations and financial condition.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not have a material impact on our consolidated results of operations and financial condition.

2.	Acquisitions
On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The acquisition was effected through the formation of two new entities (collectively, “Pentair Residential Filtration” or “PRF”), a U.S. entity and an international entity, into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of PRF and GE is a 19.9 percent owner. The fair value of the acquisition was $229.2 million, which includes approximately $3.3 million of acquisition related costs. The acquisition and related sale of our 19.9 percent interest resulted in a gain of $109.6 million ($85.8 million after tax), representing the difference between the carrying amount and the fair value of the 19.9 percent interest sold.

With the formation of Pentair Residential Filtration, we believe we will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole-house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.

The fair value of the 80.1% interest in the global water softener and residential water filtration business of GE Water and Process Technologies acquired was determined using both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based on certain key assumptions including a discount rate based on a computed weighted average cost of capital and expected long-term revenue and expense growth rates. The market approach indicates the fair value of a business based on a comparison of the business to guideline publicly traded companies and transactions in its industry.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was approximately $137.9 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $66.5 million, including definite-lived intangibles, such as customer relationships, proprietary technology and trade names with a weighted average amortization period of approximately 15 years. We continue to evaluate the purchase price allocation, including tangible and intangible assets, which primarily consist of trademarks, proprietary technology and customer relationships, contingent liabilities and liabilities associated with exit or disposal activities, and expect to revise the purchase price allocation in future periods as these estimates are finalized. The following table represents the preliminary purchase price allocation:

In thousands	December 31, 2008

Inventory	$12,188
Property, plant & equipment	12,934
Goodwill	137,868
Identifiable intangible assets	66,483
Current liabilities	(234)

$229,239

On May 7, 2007, we acquired as part of our Technical Products Group the assets of Calmark Corporation (“Calmark”), a privately held business, for $28.4 million, including a cash payment of $29.2 million and transaction costs of $0.2 million, less cash acquired of $1.0 million. Calmark’s results of operations have been included in our consolidated financial statements since the date of acquisition. Calmark’s product portfolio includes enclosures, guides, card locks, retainers, extractors, card pullers and other products for the aerospace, medical, telecommunications and military market segments, among others. Goodwill recorded as part of the purchase price allocation was $11.7 million, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $14.0 million, including definite-lived intangibles, such as non-compete agreements, customer relationships and proprietary technology of $10.5 million with a weighted average amortization period of approximately 8 years.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

The following pro forma consolidated condensed financial results of operations for the years ended December 31, 2008, and 2007 are presented as if the acquisitions had been completed at the beginning of each period presented:

	Years Ended December 31
In thousands, except per-share data	2008	2007

Pro forma net sales from continuing operations	$3,406,449	$3,390,975
Pro forma net income from continuing operations	256,363	211,932
Pro forma net income	228,734	210,741
Pro forma earnings per common share — continuing operations
Basic	$2.62	$2.15
Diluted	$2.59	$2.11
Weighted average common shares outstanding
Basic	97,887	98,762
Diluted	99,068	100,205

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
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction for $8.3 million including certain price adjustments based on working capital at closing. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented. Goodwill of $5.6 million was included in the assets of Spa/Bath.

On February 28, 2008, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented. Goodwill of $16.8 million was included in the assets of NPT.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Operating results of the discontinued operations are summarized below.

In thousands	2008	2007	2006

Net sales	$43,346	$117,795	$131,867
Loss from discontinued operations before income taxes	(9,392)	(2,917)	(4,206)
Income tax benefit	3,609	1,288	1,722

Loss from discontinued operations, net of income taxes	(5,783)	(1,629)	(2,484)
Gain (loss) on disposal of discontinued operations, before taxes	(28,692)	762	(3,621)
Income tax (expense) benefit	6,846	(324)	3,585

Gain (loss) on disposal of discontinued operations, net of tax	$(21,846)	$438	$(36)

Net assets and liabilities of discontinued operations consist of the following:

December 31
In thousands	2007

Accounts and notes receivable, net	$10,814
Inventories	28,109
Other current assets	1,567

Current assets of discontinued operations	40,490
Property, plant and equipment, net	5,736
Goodwill	22,407
Other non-current assets	4,375

Non-current assets of discontinued operations	32,518

Total assets	$73,008

Accounts payable	$3,857
Other current liabilities	(153)

Current liabilities of discontinued operations	3,704
Deferred income tax	3,116
Other non-current liabilities	888

Non-current liabilities of discontinued operations	4,004

Total liabilities	7,708

Net assets (liabilities) of discontinued operations	$65,300

4.	Restructuring
During 2008, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the announcement of the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount of approximately 1,700 employees, 1,300 in the Water Group and 400 in the Technical Products Group. We expect these actions to generally be completed by the end of 2009.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Restructuring related costs included in Selling, general and administrative expenses on the Consolidated Statements of Income include costs for severance and related benefits, asset impairment charges and other restructuring costs as follows:

Year ended
December 31
In thousands	2008

Severance and related costs	$34,615
Asset impairment	5,282
Contract termination costs	5,309

Total restructuring costs	$45,206

Restructuring accrual activity recorded on the Consolidated Balance Sheets is summarized as follows:

Balance at January 1, 2008	$—

Costs incurred	39,924
Cash payments & other	(5,750)

Balance at December 31, 2008	$34,174

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 by segment are as follows:

			Foreign Currency
In thousands	December 31, 2007	Acqusitions	Translation	December 31, 2008

Water	$1,706,626	$132,720	$(20,876)	$1,818,470
Technical Products	292,493	106	(9,218)	283,381

Consolidated Total	$1,999,119	$132,826	$(30,094)	$2,101,851

			Foreign Currency
In thousands	December 31, 2006	Acqusitions	Translation	December 31, 2007

Water	$1,427,053	$253,380	$26,193	$1,706,626
Technical Products	269,311	11,634	11,548	292,493

Consolidated Total	$1,696,364	$265,014	$37,741	$1,999,119

In 2008, the acquired goodwill in the Water Group is related primarily to the formation of PRF and Jung Pump and in 2007, it related primarily to Jung Pump and Porous Media. The acquired goodwill in the Technical Products Group is related primarily to our acquisition of Calmark during 2007. In 2008, goodwill allocated to divested businesses was $22.4 million.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The detail of acquired intangible assets consisted of the following:

	2008			2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net

Finite-life intangible assets
Patents	$15,427	$(9,774)	$5,653	$15,457	$(7,904)	$7,553
Non-compete agreements	4,722	(4,566)	156	4,722	(4,050)	672
Proprietary technology	72,375	(17,652)	54,723	59,944	(12,564)	47,380
Customer relationships	283,015	(46,841)	236,174	238,712	(30,378)	208,334
Brand names	961	(77)	884	—	—	—

Total finite-life intangible assets	$376,500	$(78,910)	$297,590	$318,835	$(54,896)	$263,939
Indefinite-life intangible assets
Brand names	$217,918	$—	$217,918	$223,089	$—	$223,089

Total intangibles, net	$594,418	$(78,910)	$515,508	$541,924	$(54,896)	$487,028

Intangible asset amortization expense in 2008, 2007, and 2006 was $24.0 million, $21.8 million, and $13.2 million, respectively.

Additionally, in 2008 we recorded an impairment charge to write-off a brand name intangible assets of $1.0 million in the Technical Products Group. The charge was recorded in Selling, general and administrative in our Consolidated Statement of Income.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2009	2010	2011	2012	2013

Estimated amortization expense	$26,015	$25,331	$25,327	$24,214	$24,053

6.	Supplemental Balance Sheet Information

In thousands	2008	2007

Inventories
Raw materials and supplies	$212,792	$194,090
Work-in-process	53,241	50,785
Finished goods	151,254	134,143

Total inventories	$417,287	$379,018

Property, plant and equipment
Land and land improvements	$32,949	$35,038
Buildings and leasehold improvements	204,757	210,412
Machinery and equipment	580,632	548,042
Construction in progress	24,376	30,166

Total property, plant and equipment	842,714	823,658
Less accumulated depreciation and amortization	498,833	461,968

Property, plant and equipment, net	$343,881	$361,690

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Cost method investments
As part of the sale of Lincoln Industrial in 2001, we received 37,500 shares of 5% Series C Junior Convertible Redeemable Preferred Stock convertible into a 15% equity interest in the new organization — LN Holdings Corporation. During the second quarter of 2005 we sold our interest in the stock of LN Holdings Corporation for cash consideration of $23.6 million, resulting in a pre-tax gain of $5.2 million or an after-tax gain of $3.5 million. The terms of the sale agreement established two escrow accounts totaling $14 million. We received payments from an escrow of $0.2 million during the fourth quarter of 2005, increasing our gain. During 2006 we received $1.2 million from the escrow accounts which also increased our gain from the sale. Remaining escrow balances are to be distributed to former shareholders in accordance with their ownership percentages. Any funds received from settlement of escrows in future periods will be accounted for as additional gain on sale of this interest.

Equity method investments
We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with ITT Water Technologies, Inc. that began design, development, and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our financial statements as we do not have a controlling interest over the investment. There were no investments in or loans to FARADYNE in 2008. There were investments in and loans to FARADYNE of $5.0 million and $8.7 million at December 31, 2008 and December 31, 2007, respectively, which is net of our proportionate share of the results of their operations.

7.	Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

In thousands	2008	2007	2006

Interest payments	$63,851	$66,044	$51,375
Income tax payments	80,765	98,798	77,225

On June 28, 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The transaction is more fully described in Note 2. Acquisitions.

8.	Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) consist of the following:

In thousands	2008	2007

Retirement liability adjustments, net of tax	$(58,704)	$8,229
Foreign currency translation adjustments	45,300	117,417
Market value of derivative financial instruments, net of tax	(13,211)	(3,780)

Accumulated other comprehensive income (loss)	$(26,615)	$121,866

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

9.  Debt
Debt and the average interest rates on debt outstanding as of December 31 are summarized as follows:

	Average
	interest rate
	December 31,	Maturity	December 31	December 31
In thousands	2008	(Year)	2008	2007

Commercial paper	2.61%		$249	$105,990
Revolving credit facilities	1.21%	2012	214,200	76,722
Private placement — fixed rate	5.65%	2013-17	400,000	400,000
Private placement — floating rate	3.37%	2012-13	205,000	205,000
Senior notes	7.85%	2009	133,900	250,000
Other	4.44%	2008-16	275	20,387

Total contractual debt obligations			953,624	1,058,099
Deferred income related to swaps			468	2,487

Total debt, including current portion per balance sheet			954,092	1,060,586
Less: Current maturities			(624)	(5,075)
Short-term borrowings			—	(13,586)

Long-term debt			$953,468	$1,041,925

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

Total availability under our existing Credit Facility was $585.6 million at December 31, 2008.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2008, we had $0.2 million of commercial paper outstanding that matures within 41 days.

All of the commercial paper and Senior Notes were classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of December 31, 2008.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants in our debt agreements as of December 31, 2008.

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Debt outstanding at December 31, 2008, matures on a calendar year basis as follows:

In thousands	2009	2010	2011	2012	2013	Thereafter	Total

Contractual debt obligation maturities	$134,305	$78	$6	$319,206	$200,007	$300,022	$953,624
Other maturities	468	—	—	—	—	—	468

Total maturities	$134,773	$78	$6	$319,206	$200,007	$300,022	$954,092

10.  Derivative and Financial Instruments
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $10.7 million and $3.7 million at December 31, 2008 and December 31, 2007, respectively, and was recorded in Other non-current liabilities.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $11.6 million and $2.5 million at December 31, 2008 and December 31, 2007, respectively, and was recorded in Other non-current liabilities.

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

Failure of one or more of our swap counterparties would result in the loss of any benefit to us of the swap agreement. In this case, we would continue to be obligated to pay the variable interest payments per the underlying debt agreements which are at variable interest rates of 3 month LIBOR plus .50% for $105 million of debt and 3 month LIBOR plus .60% for $100 million of debt. Additionally, failure of one or all of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

At December 31, 2008, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by SFAS 157.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Fair value of financial instruments
The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2008		2007
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$419,449	$419,449	$407,398	$407,398
Fixed rate	534,175	482,148	650,701	662,906

Total	$953,624	$901,597	$1,058,099	$1,070,304

Derivative financial instruments
Market value of variable to fixed interest rate swap (liability) asset	$(22,309)	$(22,309)	$(6,198)	$(6,198)

The following methods were used to estimate the fair values of each class of financial instrument:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and variable rate debt) — recorded amount approximates fair value because of the short maturity period;

•	long-term fixed rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by SFAS 157; and

•	interest rate swap agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by SFAS 157.

11.	Income Taxes
Income from continuing operations before income taxes and minority interest consisted of the following:

In thousands	2008	2007	2006

United States	$220,294	$229,012	$211,908
International	146,846	77,549	47,767

Income from continuing operations before taxes and minority interest	$367,140	$306,561	$259,675

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The provision for income taxes for continuing operations consisted of the following:

In thousands	2008	2007	2006

Currently payable
Federal	$41,985	$70,610	$54,319
State	5,140	9,851	10,168
International	25,735	19,250	13,390

Total current taxes	72,860	99,711	77,877
Deferred
Federal and state	35,535	3,405	(8,113)
International	(51)	(8,673)	3,660

Total deferred taxes	35,484	(5,268)	(4,453)

Total provision for income taxes	$108,344	$94,443	$73,424

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2008	2007	2006

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	1.6	2.6	2.5
Tax effect of stock-based compensation	0.2	0.3	0.4
Tax effect of international operations	(6.1)	(5.1)	(8.1)
Tax credits	(1.0)	(0.8)	(1.1)
Domestic manufacturing deduction	(0.7)	(1.3)	(0.8)
ESOP dividend benefit	(0.2)	(0.2)	(0.3)
All other, net	0.7	0.3	0.7

Effective tax rate on continuing operations	29.5	30.8	28.3

Reconciliation of the beginning and ending gross unrecognized tax benefits follows:

In thousands	2008	2007

Gross unrecognized tax benefits — beginning balance	$23,879	$16,923
Gross increases for tax positions in prior periods	3,526	4,476
Gross decreases for tax positions in prior periods	(411)	(305)
Gross increases based on tax positions related to the current year	2,666	3,617
Reductions due to statute expiration	(1,521)	(832)

Gross unrecognized tax benefits at December 31	$28,139	$23,879

Included in the $28.1 million of total gross unrecognized tax benefits as of December 31, 2008 was $25.2 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2008 may decrease by a range of $0 to $14.5 million during the next twelve months primarily as a result of the resolution of federal, state and foreign examinations and the expiration of various statutes of limitations.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns through 2003 with no material adjustments. The IRS has also completed a survey of our 2004 U.S. federal income tax return with no material findings. In connection with the completion of the 2002 to 2003 federal income tax audit and the 2004 survey, we recognized benefits of $8.0 million and $1.8 million in our second and third quarter 2006 income statements, respectively. The IRS is currently examining our

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

2005 and 2006 federal tax returns. No adjustments have been proposed; however, actual settlements may differ from amounts accrued.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2008, we had recorded approximately $0.6 million for the possible payment of penalties and $4.6 million related to the possible payment of interest.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2008, approximately $145.1 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

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

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2008 Deferred tax		2007 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$2,684	$—	$3,508	$—
Inventory valuation	7,064	—	2,954	—
Accelerated depreciation/amortization	—	13,190	—	16,205
Accrued product claims and warranties	30,779	—	38,736	—
Employee benefit accruals	131,493	—	87,645	—
Goodwill and other intangibles	—	191,313	—	177,611
Other, net	—	54,637	—	46,819

Total deferred taxes	$172,020	$259,140	$132,843	$240,635

Net deferred tax liability		$(87,120)		$(107,792)

Included in Other, net in the table above is a deferred tax asset of $8.1 million and $10.7 million as of December 31, 2008 and December 31, 2007, respectively, related to a foreign tax credit carryover from the tax period ended December 31, 2006. This foreign tax credit is eligible for carryforward until the tax period ending December 31, 2016. The deferred tax asset is included in the Other line in our Consolidated Balance Sheets.

Non-U.S. tax losses of $19.8 million and $27.0 million were available for carryforward at December 31, 2008 and 2007, respectively. A valuation allowance reflected above in other, of $3.3 million and $2.4 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available as of December 31, 2008 and 2007, respectively that may not be realized. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. The non-U.S. operating losses are subject to varying expiration periods and will begin to expire in 2009. State tax losses of $73.0 million and $69.0 million were available for carryforward at December 31, 2008 and 2007, respectively. A valuation allowance reflected above in other, of $2.0 million and $2.4 million exists for deferred income tax benefits related to the carryforwards available at December 31, 2008 and December 31, 2007, respectively. Certain state tax losses will expire in 2009, while others are subject to carryforward periods of up to twenty years.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

Obligations and Funded Status
The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation beginning of year	$534,648	$563,895	$40,836	$51,577
Service cost	14,104	17,457	263	585
Interest cost	32,383	31,584	2,534	2,983
Amendments	(207)	76	—	—
Benefits curtailed	—	(16,323)	—	(4,126)
Actuarial gain	(26,978)	(44,069)	(1,624)	(6,639)
Translation (gain) loss	(5,446)	7,700	—	—
Benefits paid	(26,806)	(25,672)	(3,592)	(3,544)

Benefit obligation end of year	$521,698	$534,648	$38,417	$40,836

Change in plan assets
Fair value of plan assets beginning of year	$388,037	$373,229	$—	$—
Actual (loss)return on plan assets	(106,546)	27,286	—	—
Company contributions	12,815	13,000	3,592	3,544
Translation (loss) gain	(2,388)	194	—	—
Benefits paid	(26,806)	(25,672)	(3,592)	(3,544)

Fair value of plan assets end of year	$265,112	$388,037	$—	$—

Funded status
Plan assets less than benefit obligation	$(256,586)	$(146,611)	$(38,417)	$(40,836)

Net amount recognized	$(256,586)	$(146,611)	$(38,417)	$(40,836)

Of the $256.6 million underfunding at December 31, 2008, $102.8 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits		Post-retirement
In thousands	2008	2007	2008	2007

Noncurrent assets	$—	$154	$—	$—
Current liabilities	(5,197)	(4,578)	(3,693)	(3,689)
Noncurrent liabilities	(251,389)	(142,187)	(34,724)	(37,147)

Net amount recognized	$(256,586)	$(146,611)	$(38,417)	$(40,836)

The accumulated benefit obligation for all defined benefit plans was $489.3 million and $482.7 million at December 31, 2008, and 2007, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2008	2007

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$265,112	$90,449
Accumulated benefit obligation	489,258	198,108
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$265,112	$371,297
Accumulated benefit obligation	521,698	518,062

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2008	2007	2006	2008	2007	2006

Service cost	$14,104	$17,457	$18,411	$263	$585	$735
Interest cost	32,383	31,584	29,676	2,534	2,983	3,195
Expected return on plan assets	(29,762)	(28,539)	(27,977)	—	—	—
Amortization of transition obligation	25	20	20	—	—	—
Amortization of prior year service cost (benefit)	179	160	289	(136)	(245)	(236)
Recognized net actuarial (gain) loss	121	3,195	4,119	(3,301)	(1,423)	(846)
Curtailment gain	—	(5,533)	—	—	(4,126)	—

Net periodic benefit cost	$17,050	$18,344	$24,538	$(640)	$(2,226)	$2,848

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits		Post-retirement
In thousands	2008	2007	2008	2007

Net transition obligation	$37	$50	$—	$—
Prior service cost (benefit)	170	404	357	222
Net actuarial (gain) loss	120,910	12,753	(25,238)	(26,915)

Accumulated other comprehensive income (loss)	$121,117	$13,207	$(24,881)	$(26,693)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Net actuarial loss	$67	$—
Prior service cost	61	(41)
Transition obligation	25	(3,060)

Total estimated 2009 amortization	$153	$(3,101)

Additional Information
Change in accumulated other comprehensive income, net of tax:

In thousands	2008	2007

Beginning of the year	$8,229	$(28,972)
Additional prior service cost incurred during the year	126	(46)
Actuarial (losses) gains incurred during the year	(65,755)	42,995
Translation gains (losses) incurred during the year	594	(900)
Amortization during the year:
Transition obligation	15	12
Unrecognized prior service cost	27	(52)
Actuarial gains	(1,940)	(4,808)

End of the year	$(58,704)	$8,229

Assumptions
Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2008	2007	2006	2008	2007	2006

Discount rate	6.50	6.50	6.00	6.50	6.50	6.00
Rate of compensation increase	4.00	5.00	5.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2008	2007	2006	2008	2007	2006

Discount rate	6.50	6.00	5.75	6.50	6.00	5.75
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.00	5.00	5.00

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.50% in 2008, 6.50% in 2007 and 6.00% in 2006. The discount rates on our foreign plans ranged from 2.00% to 6.25% in 2008, 2.00% to 5.25% in 2007 and 2.00% to 5.15% in 2006. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2009.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Expected rate of return
Our expected rate of return on plan assets in 2008 equaled 8.5%, which remained unchanged from 2007 and 2006. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2008, the pension plan assets yielded a loss of 28.8%, compared to returns of 7.8% in 2007 and 12.3% in 2006.

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

Unrecognized pension and post-retirement losses
As of our December 31, 2008 measurement date, our plans have $95.7 million of cumulative unrecognized losses. To the extent the unrecognized losses, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years).

The assumed health care cost trend rates at December 31 are as follows:

	2008	2007

Health care cost trend rate assumed for next year	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2018	2018

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
In thousands	Increase	Decrease

Effect on total annual service and interest cost	$38	$(34)
Effect on post-retirement benefit obligation	476	(427)

Plan Assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to the company. This is primarily accomplished through growth of capital and safety of the funds invested. The plans will therefore be actively invested to achieve real growth of capital over inflation through appreciation of securities held and through the accumulation and reinvestment of dividend and interest income.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Asset allocation
Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

	Percentage of
	Plan Assets		Target Allocation
Asset Class	2008	2007	2008	2007

Equity Securities	59%	66%	60%	70%
Fixed Income Investments	10%	9%	30%	10%
Alternative Investments	24%	22%	10%	20%
Cash	7%	3%	0%	0%

During 2008, as part of our regular practice of reviewing asset allocations and assessing target allocations, we increased the targeted fixed income allocation from 10% to 30% and reduced the equity securities allocation and alternative investment allocation by 10% each. The transition to these new target allocations will be conducted in an orderly manner. We plan to increase our allocation to long duration fixed income securities in future years as the funded status of our U.S. pension plans improve.

While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow.

Equity securities include Pentair common stock in the amount of $22.3 million and $32.8 million at December 31, 2008 and 2007, respectively.

Cash Flows
Contributions
Pension contributions totaled $12.8 million and $13.0 million in 2008 and 2007, respectively. Our 2009 pension contributions are expected to be in the range of $40 million to $45 million. The increase in the 2009 expected contribution relates primarily to the enactment of the Pension Protection Act of 2006. The 2009 expected contributions will equal or exceed our minimum funding requirements.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement

2009	$30.1	$3.7
2010	26.1	3.7
2011	26.6	3.7
2012	27.9	3.6
2013	28.9	3.6
2014-2018	165.7	16.5

Savings plan
We have a 401(k) plan (“the plan”) with an employee stock ownership (“ESOP”) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. The company matches contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation, and 50% of the next 5% of eligible compensation.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Our combined expense for the plan and ESOP was approximately $17.0 million, $11.9 million, and $12.3 million, in 2008, 2007, and 2006, respectively.

Other retirement compensation
Total other accrued retirement compensation was $13.6 million and $14.4 million in 2008 and 2007, respectively, and is included in the pension and other retirement compensation line of our Consolidated Balance Sheets.

13.	Shareholders’ Equity
Authorized shares
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock with authorization to issue up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2008 or December 31, 2007.

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

Share repurchases
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50.0 million pursuant to this authorization. This authorization expired on December 31, 2008.

14.	Stock Plans
Total stock-based compensation expense in 2008, 2007, and 2006 was $20.6 million, $22.9 million, and $25.3 million, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2008	2007	2006

Risk-free interest rate	2.78%	4.58%	4.57%
Expected dividend yield	2.12%	1.92%	1.45%
Expected stock price volatility	27.00%	28.50%	31.50%
Expected lives	4.8 yrs	4.8 yrs	4.5 yrs

Omnibus stock incentive plans
In May 2008, the 2008 Omnibus Stock Incentive Plan as Amended and Restated (the “2008 Plan”) was approved by shareholders. The 2008 Plan authorizes the issuance of additional shares of our common stock and extends through February 2018. The 2008 Plan allows for the granting of:

•	nonqualified stock options;

•	incentive stock options;

•	restricted shares;

•	restricted stock units;

•	dividend equivalent units;

•	stock appreciation rights;

•	performance shares;

•	performance units; and

•	other stock based awards.

The Plan is administered by our Compensation Committee (the “Committee”), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the Plans are managerial, administrative, or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants, and take certain other actions as permitted under the Plan. The Plan restricts the Committee’s authority to reprice awards or to cancel and reissue awards at lower prices.

Non-qualified and incentive stock options
Under the Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Prior to 2006, option grants typically had a reload feature when shares are retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the 2004 Plan and under the 2008 Plan do not have a reload feature attached to the option. Annual expense for the value of stock options was $10.5 million in 2008, $13.6 million in 2007 and $14.3 million in 2006.

Restricted shares and restricted stock units
Under the Plan, eligible employees are awarded restricted shares or restricted stock units (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted share awards are valued at market value on the date

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

of grant and are expensed over the vesting period. Annual expense for the value of restricted shares and restricted stock units was $10.1 million in 2008, $9.3 million in 2007, and $11.1 million in 2006.

Stock appreciation rights, performance shares, and performance units
Under the Plan, the Committee is permitted to issue these awards; however, there have been no issuances of these awards.

Outside directors nonqualified stock option plan
Nonqualified stock options were granted to outside directors under the Outside Directors Nonqualified Stock Option Plan (the “Directors Plan”) with an exercise price equal to the market value of the shares on the option grant dates. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. The Directors Plan expired in January 2008. Prior grants remain outstanding on the terms in effect at the time of grant.

Non-employee Directors are also eligible to receive awards under the 2008 Plan. Director awards are made by our Governance Committee, which is made up of independent members of our Board of Directors.

The Omnibus Stock Incentive Plan approved by the shareholders in 2004 (the “2004 Plan”) expired upon approval of the 2008 Plan by shareholders. Prior grants made under the 2004 Plan and earlier stock incentive plans remained outstanding on the terms in effect at the time of grant.

Stock options
The following table summarizes stock option activity under all plans:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options Outstanding	Shares	Exercise Price	Contractual Life	Intrinsic Value

Balance January 1, 2008	6,857,966	$30.54
Granted	1,501,601	33.62
Exercised	(444,212)	21.08
Forfeited	(102,082)	33.74
Expired	(84,226)	39.63

Balance December 31, 2008	7,729,047	$31.54	6.0	$7,625,417

Options exercisable December 31, 2008	5,158,679	$30.75	4.5	$7,624,052
Shares available for grant December 31, 2008	7,001,600

The weighted-average grant date fair value of options granted in 2008, 2007, and 2006 was estimated to be $7.41, $8.44, and $10.90 per share, respectively. The total intrinsic value of options that were exercised during 2008, 2007, and 2006 was $6.3 million, $12.6 million, and $8.5 million, respectively. At December 31, 2008, the total unrecognized compensation cost related to stock options was $5.2 million. This cost is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises for the years ended December 31, 2008, 2007, and 2006 was $5.6 million, $7.4 million, and $4.1 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.0 million, $4.1 million, and $2.4 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Restricted Share Awards
The following table summarizes restricted share award activity under all plans:

		Weighted Average
		Grant Date
Restricted Shares Outstanding	Shares	Fair Value

Balance January 1, 2008	944,279	$34.23
Granted	462,553	30.81
Vested	(235,765)	30.95
Forfeited	(40,720)	34.78

Balance December 31, 2008	1,130,347	$33.49

As of December 31, 2008, there was $14.1 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2004 Plan and the 2008 Plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $7.7 million, $13.5 million, and $8.2 million, respectively.

The actual tax benefit realized for the tax deductions from restricted share compensation arrangements totaled $3.0 million, $4.2 million, and $2.6 million for the years ended December 31, 2008, 2007, and 2006, respectively.

During 2007, we increased the contractual term of options for certain individuals resulting in additional compensation expense of $0.9 million under SFAS 123R.

15.	Business Segments
We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•	Water — manufactures and markets essential products and systems used in the movement, storage, treatment, and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — designs, manufactures, and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components; thermal management products; and accessories. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Financial information by reportable business segment is included in the following summary:

In thousands	2008	2007	2006	2008	2007	2006

	Net sales to external customers			Operating income (loss)

Water	$2,206,142	$2,230,770	$2,023,358	$206,357	$273,677	$219,611
Technical Products	1,145,834	1,050,133	999,244	169,315	153,586	148,905
Other	—	—	—	(50,987)	(48,214)	(55,573)

Consolidated	$3,351,976	$3,280,903	$3,022,602	$324,685	$379,049	$312,943

	Identifiable assets(1)			Depreciation

Water	$3,271,039	$3,191,830	$2,605,103	$39,237	$36,711	$34,761
Technical Products	697,577	724,466	681,257	19,131	19,696	19,617
Other(1)	84,597	84,318	78,619	1,305	1,196	1,304

Consolidated	$4,053,213	$4,000,614	$3,364,979	$59,673	$57,603	$55,682

	Amortization			Capital expenditures

Water	$22,062	$18,877	$11,272	$32,916	$35,984	$29,549
Technical Products	2,980	2,515	1,931	15,995	23,956	20,959
Other	2,566	4,169	4,974	4,178	1,576	386

Consolidated	$27,608	$25,561	$18,177	$53,089	$61,516	$50,894

The following table presents certain geographic information:

In thousands	2008	2007	2006	2008	2007	2006

	Net sales to external customers			Long-lived assets

U.S	$2,467,698	$2,484,758	$2,405,336	$219,013	$220,191	$213,813
Europe	571,164	527,375	405,751	89,300	104,226	77,291
Asia and other	313,114	268,770	211,515	35,568	37,273	33,205

Consolidated	$3,351,976	$3,280,903	$3,022,602	$343,881	$361,690	$324,309

(1)	All cash and cash equivalents are included in Other.

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

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, one customer accounted for just over 10% of segment sales in 2008, one customer accounted for just over 11% of segment sales in 2007 and one customer accounted for just over 10% of segment sales in 2006. In our Technical Products segment, no single customer accounted for more than 10% of segment sales in 2008, 2007, or 2006.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

16.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases are as follows:

In thousands	2008	2007	2006

Gross rental expense	$37,519	$34,690	$35,992
Sublease rental income	(172)	(78)	(264)

Net rental expense	$37,347	$34,612	$35,728

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2009	2010	2011	2012	2013	Thereafter	Total

Minimum lease payments	$26,409	$20,267	$18,271	$13,359	$9,121	$11,952	$99,379
Minimum sublease rentals	(457)	(477)	(498)	(49)	—	—	(1,481)

Net future minimum lease commitments	$25,952	$19,790	$17,773	$13,310	$9,121	$11,952	$97,898

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2008 and 2007, our undiscounted reserves for such environmental liabilities were approximately $3.1 million and $3.5 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

Horizon Litigation
The Horizon litigation against our subsidiary Essef Corporation and certain of its subsidiaries by Celebrity Cruise Lines, Inc. (“Celebrity”) was settled by payment of $35 million to Celebrity in August 2008, a portion of which was covered by insurance. As a result of the settlement, we recorded a charge of $20.4 million in 2008 which is shown on the line Legal settlement in the Consolidated Statements of Income.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

The changes in the carrying amount of service and product warranties for the year ended December 31, 2008 and 2007 are as follows:

In thousands	2008	2007

Balance at beginning of the year	$39,077	$33,764
Service and product warranty provision	62,655	68,257
Payments	(70,373)	(64,474)
Acquired	599	1,116
Foreign currency translation	(399)	414

Balance at end of the year	$31,559	$39,077

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2008 and December 31, 2007, the outstanding value of these instruments totaled $64.5 million and $58.5 million, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

17.	Selected Quarterly Financial Data (Unaudited)

The following table represents the 2008 quarterly financial information:

	2008
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$830,146	$898,378	$855,815	$767,637	$3,351,976
Gross profit	250,694	278,410	255,953	229,493	1,014,550
Operating income	97,327	96,547	85,614	45,197	324,685
Income from continuing operations	52,463	139,837	42,902	21,161	256,363
Gain (loss) from discontinued operations, net of tax	(1,036)	(1,102)	(1,514)	(2,131)	(5,783)
Gain (loss) on disposal of discontinued operations, net of tax	(7,137)	—	(268)	(14,441)	(21,846)
Net income	44,290	138,735	41,120	4,589	228,734
Earnings per common share(1)
Basic
Continuing operations	$0.53	$1.43	$0.44	$0.22	$2.62
Discontinued operations	(0.08)	(0.01)	(0.02)	(0.17)	(0.28)

Basic earnings per common share	$0.45	$1.42	$0.42	$0.05	$2.34

Diluted
Continuing operations	$0.53	$1.41	$0.43	$0.22	$2.59
Discontinued operations	(0.08)	(0.01)	(0.02)	(0.17)	(0.28)

Diluted earnings per common share	$0.45	$1.40	$0.41	$0.05	$2.31

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table represents the 2007 quarterly financial information:

	2007
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$780,286	$884,570	$809,377	$806,670	$3,280,903
Gross profit	235,779	278,451	242,921	255,547	1,012,698
Operating income	82,501	112,952	92,596	91,000	379,049
Income from continuing operations	43,197	60,976	58,867	49,078	212,118
Gain (loss) from discontinued operations, net of tax	(1,067)	1,025	(823)	(764)	(1,629)
Gain (loss) on disposal of discontinued operations, net of tax	143	64	—	231	438
Net income	42,273	62,065	58,044	48,545	210,927
Earnings per common share(1)
Basic
Continuing operations	$0.44	$0.62	$0.60	$0.50	$2.15
Discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.01)

Basic earnings per common share	$0.43	$0.63	$0.59	$0.49	$2.14

Diluted
Continuing operations	$0.43	$0.61	$0.59	$0.49	$2.12
Discontinued operations	(0.01)	0.01	(0.01)	(0.01)	(0.01)

Diluted earnings per common share	$0.42	$0.62	$0.58	$0.48	$2.11

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

18.	Financial Statements of Subsidiary Guarantors

The Senior Notes due 2009 are jointly and severally guaranteed by domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the condensed consolidated balance sheets as of December 31, 2008 and 2007, the related condensed consolidated statements of income and statements of cash flows for each of the three years in the period ended December 31, 2008, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the year ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,560,930	$1,021,096	$(230,050)	$3,351,976
Cost of goods sold	40	1,847,160	719,534	(229,308)	2,337,426

Gross profit	(40)	713,770	301,562	(742)	1,014,550
Selling, general and administrative	3,536	419,013	185,172	(741)	606,980
Research and development	269	47,186	14,995	—	62,450
Legal settlement	20,435	—	—	—	20,435

Operating (loss) income	(24,280)	247,571	101,395	(1)	324,685
Other (income) expense:
Earnings from investment in subsidiary	(194,295)	—	—	194,295	—
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Equity losses of unconsolidated subsidiary	—	3,041	—	—	3,041
Loss on early extinguishment of debt	4,611	—	—	—	4,611
Net interest (income) expense	(88,407)	153,910	(6,068)	—	59,435
Other	—	106	—	—	106

Income (loss) from continuing operations before income taxes and minority interest	253,811	200,162	107,463	(194,296)	367,140
Minority interest	—	2,482	(49)	—	2,433
Provision for income taxes	25,320	53,386	29,638	—	108,344

Income (loss) from continuing operations	228,491	144,294	77,874	(194,296)	256,363
Income (loss) from discontinued operations, net of tax	—	(6,597)	814	—	(5,783)
Gain (loss) on disposal of discontinued operations, net of tax	243	(17,570)	(4,519)	—	(21,846)

Net income (loss)	$228,734	$120,127	$74,169	$(194,296)	$228,734

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2,720	$3,345	$33,279	$—	$39,344
Accounts and notes receivable, net	454	338,134	133,640	(11,147)	461,081
Inventories	—	291,264	126,023	—	417,287
Deferred tax assets	131,984	38,712	4,445	(123,787)	51,354
Prepaid expenses and other current assets	36,331	10,522	32,305	(16,045)	63,113

Total current assets	171,489	681,977	329,692	(150,979)	1,032,179
Property, plant and equipment, net	8,012	210,901	124,968	—	343,881
Other assets
Investments in/advances to subsidiaries	2,731,908	87,642	891,512	(3,711,062)	—
Goodwill	—	1,643,123	458,728	—	2,101,851
Intangibles, net	—	349,670	165,838	—	515,508
Other	63,737	8,848	15,784	(28,575)	59,794

Total other assets	2,795,645	2,089,283	1,531,862	(3,739,637)	2,677,153

Total assets	$2,975,146	$2,982,161	$1,986,522	$(3,890,616)	$4,053,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$—	$—	$—
Current maturities of long-term debt	113,070	139	147,500	(260,085)	624
Accounts payable	1,963	160,700	114,380	(59,145)	217,898
Employee compensation and benefits	13,075	42,663	34,472	—	90,210
Current pension and post-retirement benefits	8,890	—	—	—	8,890
Accrued product claims and warranties	—	27,421	14,138	—	41,559
Income taxes	40,106	(35,825)	1,170	—	5,451
Accrued rebates and sales incentives	—	20,232	8,665	—	28,897
Other current liabilities	18,899	62,055	40,043	(16,022)	104,975

Total current liabilities	196,003	277,385	360,368	(335,252)	498,504
Other liabilities
Long-term debt	953,349	1,947,518	315,089	(2,262,488)	953,468
Pension and other retirement compensation	181,695	18,135	70,309	—	270,139
Post-retirement medical and other benefits	20,703	42,594	—	(28,574)	34,723
Long-term income taxes payable	28,139	—	—	—	28,139
Deferred tax liabilities	2,052	211,920	56,374	(123,787)	146,559
Due to / (from) affiliates	(350,948)	141,853	815,295	(606,200)	—
Other non-current liabilities	45,472	(84,853)	140,993	—	101,612

Total liabilities	1,076,465	2,554,552	1,758,428	(3,356,301)	2,033,144
Minority Interest	—	119,623	1,765	—	121,388
Shareholders’ equity	1,898,681	307,986	226,329	(534,315)	1,898,681

Total liabilities and shareholder’s equity	$2,975,146	$2,982,161	$1,986,522	$(3,890,616)	$4,053,213

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$228,734	$120,127	$74,169	$(194,296)	$228,734
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	—	6,597	(814)	—	5,783
(Gain) loss on disposal of discontinued operations	(243)	21,292	797	—	21,846
Equity losses of unconsolidated subsidiary	—	3,041	—	—	3,041
Minority interest	—	2,295	138	—	2,433
Depreciation	1,305	38,338	20,030	—	59,673
Amortization	2,567	18,384	6,657	—	27,608
Earnings from investments in subsidiaries	(194,296)	—	—	194,296	—
Deferred income taxes	(10,925)	45,449	6,230	—	40,754
Stock compensation	20,572	—	—	—	20,572
Excess tax benefits from stock-based compensation	(1,617)	—	—	—	(1,617)
Other	510	—	—	—	510
Gain on sale of interest in subsidiaries	—	(109,648)	—	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,895	(16,784)	36,884	(40,242)	(18,247)
Inventories	—	(23,930)	(9,381)	—	(33,311)
Prepaid expenses and other current assets	(51,789)	285	30,913	(6,803)	(27,394)
Accounts payable	(4,813)	(6,296)	17,626	(8,490)	(1,973)
Employee compensation and benefits	(6,435)	(15,616)	132	—	(21,919)
Accrued product claims and warranties	—	(6,812)	(474)	—	(7,286)
Income taxes	43,567	(37,278)	(10,698)	—	(4,409)
Other current liabilities	27,240	2	(25,085)	6,830	8,987
Pension and post-retirement benefits	5,135	(7,746)	2,912	—	301
Other assets and liabilities	39,526	8,842	(30,194)	—	18,174

Net cash provided by (used for) continuing operations	100,933	40,542	119,842	(48,705)	212,612
Net cash provided by (used for) discontinued operations	—	(10,239)	1,842	—	(8,397)

Net cash provided by operating activities	100,933	30,303	121,684	(48,705)	204,215
Investing activities
Capital expenditures	(4,177)	(34,371)	(14,541)	—	(53,089)
Proceeds from sale of property and equipment	—	288	4,453	—	4,741
Acquisitions, net of cash acquired or received	(2,046)	—	19	—	(2,027)
Divestitures	—	36,574	1,333	—	37,907
Other	(12)	—	—	—	(12)

Net cash provided by (used for ) investing activities of continuing operations	(6,235)	2,491	(8,736)	—	(12,480)
Financing activities
Net short-term borrowings (repayments)	(16,994)	—	—	—	(16,994)
Proceeds from long-term debt	715,000	—	—	—	715,000
Repayment of long-term debt	(805,016)	—	—	—	(805,016)
Debt issuance costs	(114)	—	—	—	(114)
Net change in advances to subsidiaries	107,951	(76,635)	(80,024)	48,708	—
Excess tax benefit from stock-based compensation	1,617	—	—	—	1,617
Proceeds from exercise of stock options	5,590	—	—	—	5,590
Repurchases of common stock	(50,000)	—	—	—	(50,000)
Dividends paid	(56,631)	39,193	(49,846)	—	(67,284)

Net cash provided by financing activities of continuing operations	(98,597)	(37,442)	(129,870)	48,708	(217,201)
Effect of exchange rate changes on cash	154	(2,858)	(3,281)	—	(5,985)

Change in cash and cash equivalents	(3,745)	(7,506)	(20,203)	3	(31,451)
Cash and cash equivalents, beginning of period	6,465	10,848	53,482	—	70,795

Cash and cash equivalents, end of period	$2,720	$3,342	$33,279	$3	$39,344

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the year ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,567,531	$908,515	$(195,143)	$3,280,903
Cost of goods sold	—	1,812,310	650,522	(194,627)	2,268,205

Gross profit	—	755,221	257,993	(516)	1,012,698
Selling, general and administrative	16,686	395,909	164,749	(516)	576,828
Research and development	—	42,314	14,507	—	56,821
Legal settlement	—	—	—	—	—

Operating (loss) income	(16,686)	316,998	78,737	—	379,049
Other (income) expense:
Earnings from investment in subsidiary	(172,717)	—	—	172,717	—
Gain on sale of interest in subsidiaries	—	—	—	—	—
Equity losses of unconsolidated subsidiary	—	2,865	—	—	2,865
Loss on early extinguishment of debt	—	—	—	—	—
Net interest (income) expense	(76,516)	147,900	(2,991)	—	68,393
Other	—	1,230	—	—	1,230

Income (loss) from continuing operations before income taxes and minority interest	232,547	165,003	81,728	(172,717)	306,561
Minority interest	—	—	—	—	—
Provision for income taxes	21,728	57,958	14,757	—	94,443

Income (loss) from continuing operations	210,819	107,045	66,971	(172,717)	212,118
Income (loss) from discontinued operations, net of tax	(330)	(2,871)	1,572	—	(1,629)
Gain (loss) on disposal of discontinued operations, net of tax	438	—	—	—	438

Net income (loss)	$210,927	$104,174	$68,543	$(172,717)	$210,927

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$6,465	$10,848	$53,482	$—	$70,795
Accounts and notes receivable, net	522	325,718	186,558	(51,390)	461,408
Inventories	—	257,527	121,491	—	379,018
Deferred tax assets	70,494	35,152	7,947	(63,082)	50,511
Prepaid expenses and other current assets	12,119	9,283	37,246	(22,849)	35,799
Current assets of discontinued operations	—	35,554	4,936	—	40,490

Total current assets	89,600	674,082	411,660	(137,321)	1,038,021
Property, plant and equipment, net	5,139	214,969	141,582	—	361,690
Other assets
Investments in/advances to subsidiaries	2,434,414	90,210	575,240	(3,099,864)	—
Goodwill	—	1,582,395	416,724	—	1,999,119
Intangibles, net	—	324,821	162,207	—	487,028
Other	80,575	14,990	17,055	(30,382)	82,238
Non-current assets of discontinued operations	—	32,238	280	—	32,518

Total other assets	2,514,989	2,044,654	1,171,506	(3,130,246)	2,600,903

Total assets	$2,609,728	$2,933,705	$1,724,748	$(3,267,567)	$4,000,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$13,586	$—	$13,586
Current maturities of long-term debt	20,114	157	338,828	(354,024)	5,075
Accounts payable	1,582	172,671	104,188	(50,655)	227,786
Employee compensation and benefits	15,935	58,397	36,750	—	111,082
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	34,073	15,004	—	49,077
Income taxes	2,501	(3,547)	16,045	—	14,999
Accrued rebates and sales incentives	—	27,976	8,454	—	36,430
Other current liabilities	19,509	52,585	40,779	(22,852)	90,021
Current liabilities of discontinued operations	—	3,553	151	—	3,704

Total current liabilities	68,198	345,865	573,785	(427,531)	560,317
Other liabilities
Long-term debt	1,021,463	1,972,655	34,140	(1,986,333)	1,041,925
Pension and other retirement compensation	67,872	22,905	70,265	—	161,042
Post-retirement medical and other benefits	21,959	45,570	—	(30,382)	37,147
Long-term income taxes payable	21,306	—	—	—	21,306
Deferred tax liabilities	3,429	168,098	58,472	(63,082)	166,917
Due to / (from) affiliates	(542,056)	199,609	688,652	(346,205)	—
Other non-current liabilities	36,686	7,084	53,315	—	97,085
Non-current liabilities of discontinued operations	—	4,004	—	—	4,004

Total liabilities	698,857	2,765,790	1,478,629	(2,853,533)	2,089,743
Minority Interest	—	—	—	—	—
Shareholders’ equity	1,910,871	167,915	246,119	(414,034)	1,910,871

Total liabilities and shareholder’s equity	$2,609,728	$2,933,705	$1,724,748	$(3,267,567)	$4,000,614

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2007

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$210,927	$104,174	$68,543	$(172,717)	$210,927
Adjustments to reconcile net income to net
cash provided by operating activities:
(Income) loss from discontinued operations	330	2,870	(1,571)	—	1,629
(Gain) loss on disposal of discontinued operations	(438)	—	—	—	(438)
Equity losses of unconsolidated subsidiary	—	2,865	—	—	2,865
Minority interest	—	—	—	—	—
Depreciation	1,197	38,031	18,375	—	57,603
Amortization	4,168	16,300	5,093	—	25,561
Earnings from investments in subsidiaries	(172,717)	—	—	172,717	—
Deferred income taxes	(4,829)	8,344	(20,167)	—	(16,652)
Stock compensation	22,913	—	—	—	22,913
Excess tax benefits from stock-based compensation	(4,204)	—	—	—	(4,204)
Other	(1,929)	—	—	—	(1,929)
Gain on sale of interest in subsidiaries	—	—	—	—	—
Changes in assets and liabilities, net of effects of
business acquisitions and dispositions
Accounts and notes receivable	3,927	(10,789)	(19,280)	7,074	(19,068)
Inventories	—	5,344	9,370	—	14,714
Prepaid expenses and other current assets	(7,650)	12,080	(8,708)	6,453	2,175
Accounts payable	(174)	15,756	10,967	(7,067)	19,482
Employee compensation and benefits	(3,984)	9,656	(1,677)	—	3,995
Accrued product claims and warranties	—	5,447	(684)	—	4,763
Income taxes	5,934	(6,667)	3,582	—	2,849
Other current liabilities	11,264	(7,670)	(355)	(6,457)	(3,218)
Pension and post-retirement benefits	3,933	(9,074)	5,147	—	6
Other assets and liabilities	7,454	5,060	503	—	13,017

Net cash provided by (used for) continuing operations	76,122	191,727	69,138	3	336,990
Net cash provided by (used for) discontinued operations	(330)	3,757	861	—	4,288

Net cash provided by operating activities	75,792	195,484	69,999	3	341,278
Investing activities
Capital expenditures	(1,577)	(33,564)	(26,375)	—	(61,516)
Proceeds from sale of property and equipment	—	933	4,265	—	5,198
Acquisitions, net of cash acquired or received	(487,211)	—	(350)	—	(487,561)
Divestitures	—	—	—	—	—
Other	2,994	(4,038)	(4,500)	—	(5,544)

Net cash provided by (used for ) investing activities of continuing operations	(485,794)	(36,669)	(26,960)	—	(549,423)
Financing activities
Net short-term borrowings (repayments)	(1,830)	—	—	—	(1,830)
Proceeds from long-term debt	1,269,428	—	—	—	1,269,428
Repayment of long-term debt	(954,077)	—	—	—	(954,077)
Debt issuance costs	(1,876)	—	—	—	(1,876)
Net change in advances to subsidiaries	(59,737)	80,007	(20,262)	(8)	—
Excess tax benefit from stock-based compensation	4,204	—	—	—	4,204
Proceeds from exercise of stock options	7,388	—	—	—	7,388
Repurchases of common stock	(40,641)	—	—	—	(40,641)
Dividends paid	176,187	(237,289)	1,192	—	(59,910)

Net cash provided by financing activities of continuing operations	399,046	(157,282)	(19,070)	(8)	222,686
Effect of exchange rate changes on cash	8,610	2,771	(9,947)	—	1,434

Change in cash and cash equivalents	(2,346)	4,304	14,022	(5)	15,975
Cash and cash equivalents, beginning of period	8,810	6,550	39,460	—	54,820

Cash and cash equivalents, end of period	$6,464	$10,854	$53,482	$(5)	$70,795

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
For the year ended December 31, 2006

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$2,472,021	$715,360	$(164,779)	$3,022,602
Cost of goods sold	647	1,768,080	522,455	(164,636)	2,126,546

Gross profit	(647)	703,941	192,905	(143)	896,056
Selling, general and administrative	27,410	371,518	127,783	(143)	526,568
Research and development	—	44,090	12,455	—	56,545
Legal settlement	—	—	—	—	—

Operating (loss) income	(28,057)	288,333	52,667	—	312,943
Other (income) expense:
Earnings from investment in subsidiary	(159,870)	—	—	159,870	—
Gain on sale of interest in subsidiaries	—	—	—	—	—
Equity losses of unconsolidated subsidiary	—	3,332	—	—	3,332
Loss on early extinguishment of debt	—	—	—	—	—
Net interest (income) expense	(63,992)	117,880	(3,588)	—	50,300
Other	(1,150)	786	—	—	(364)

Income (loss) from continuing operations before income taxes and minority interest	196,955	166,335	56,255	(159,870)	259,675
Minority interest	—	—	—	—	—
Provision for income taxes	12,616	40,895	19,913	—	73,424

Income (loss) from continuing operations	184,339	125,440	36,342	(159,870)	186,251
Income (loss) from discontinued operations, net of tax	(572)	(3,000)	1,088	—	(2,484)
Gain (loss) on disposal of discontinued operations, net of tax	(36)	—	—	—	(36)

Net income (loss)	$183,731	$122,440	$37,430	$(159,870)	$183,731

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Condensed Consolidated Statements of Cash Flows
For the year ended December 31, 2006
Pentair, Inc. and Subsidiaries

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss)	$183,731	$122,908	$36,962	$(159,870)	$183,731
Adjustments to reconcile net income to net
cash provided by operating activities:
(Income) loss from discontinued operations	572	3,000	(1,088)	—	2,484
(Gain) loss on disposal of discontinued operations	36	—	—	—	36
Equity losses of unconsolidated subsidiary	—	3,332	—	—	3,332
Minority interest	—	—	—	—	—
Depreciation	1,304	41,658	12,720	—	55,682
Amortization	4,974	12,179	1,024	—	18,177
Earnings from investments in subsidiaries	(159,870)	—	—	159,870	—
Deferred income taxes	(10,895)	(4,885)	5,169	—	(10,611)
Stock compensation	25,377	—	—	—	25,377
Excess tax benefits from stock-based compensation	(3,043)	—	—	—	(3,043)
Other	(1,153)	789	—	—	(364)
Gain on sale of interest in subsidiaries	—	—	—	—	—
Changes in assets and liabilities, net of effects of
business acquisitions and dispositions
Accounts and notes receivable	(4,015)	11,932	(2,732)	10,285	15,470
Inventories	—	(23,662)	(22,107)	—	(45,769)
Prepaid expenses and other current assets	(8,580)	(11,197)	3,434	11,335	(5,008)
Accounts payable	(146)	(12,599)	4,621	(10,285)	(18,409)
Employee compensation and benefits	(4,760)	(8,567)	639	—	(12,688)
Accrued product claims and warranties	—	1,313	(117)	—	1,196
Income taxes	(72,902)	(21,121)	104,376	—	10,353
Other current liabilities	2,406	1,269	(5,631)	(11,335)	(13,291)
Pension and post-retirement benefits	11,653	3,278	4,466	—	19,397
Other assets and liabilities	(6,079)	(3,041)	12,467	—	3,347

Net cash provided by (used for) continuing operations	(41,390)	116,586	154,203	—	229,399
Net cash provided by (used for) discontinued operations	(524)	1,821	761	—	2,058

Net cash provided by operating activities	(41,914)	118,407	154,964	—	231,457
Investing activities
Capital expenditures	(386)	(24,438)	(26,070)	—	(50,894)
Proceeds from sale of property and equipment	—	403	251	—	654
Acquisitions, net of cash acquired or received	(23,535)	(217)	(5,534)	—	(29,286)
Divestitures	(18,246)	—	(5,761)	—	(24,007)
Other	(1,747)	(4,623)	—	—	(6,370)

Net cash provided by (used for ) investing activities of continuing operations	(43,914)	(28,875)	(37,114)	—	(109,903)
Financing activities
Net short-term borrowings (repayments)	13,831	—	—	—	13,831
Proceeds from long-term debt	608,975	—	—	—	608,975
Repayment of long-term debt	(631,755)	—	—	—	(631,755)
Debt issuance costs	—	—	—	—	—
Net change in advances to subsidiaries	75,559	(90,120)	14,561	—	—
Excess tax benefit from stock-based compensation	3,043	—	—	—	3,043
Proceeds from exercise of stock options	4,066	—	—	—	4,066
Repurchases of common stock	(59,359)	—	—	—	(59,359)
Dividends paid	83,133	2,262	(141,978)	—	(56,583)

Net cash provided by financing activities of continuing operations	97,493	(87,858)	(127,417)	—	(117,782)
Effect of exchange rate changes on cash	(5,857)	514	7,891	—	2,548

Change in cash and cash equivalents	5,808	2,188	(1,676)	—	6,320
Cash and cash equivalents, beginning of period	3,002	4,362	41,136	—	48,500

Cash and cash equivalents, end of period	$8,810	$6,550	$39,460	$—	$54,820

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2008, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2008 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Information required under this item with respect to directors is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Proposal 1 Election of Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/code.html. Pentair’s Code of Business Conduct and Ethics is also available in print free of charge, to any shareholder who requests it in writing from our Corporate Secretary. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to, or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/code.html.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the captions “Corporate Governance Matters — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the captions “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2008, information about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2008 Omnibus Stock Incentive Plan	42,400		7,001,600 (1)
2004 Omnibus Stock Incentive Plan	7,025,123	$31.67	— (2)
Outside Directors Non-qualified Stock Option Plan	613,524		— (2)
Equity compensation plans not approved by security holders	48,000	$11.38	— (3)

Total	7,729,047	$31.54	7,001,600

(1)	Represents securities remaining available for issuance under the 2008 Plan.
(2)	The 2004 Plan and the Directors Plan were terminated in 2008. Options previously granted remain outstanding under these plans, but no further options or shares may be granted or issued under either plan.
(3)	Represents ten-year options to purchase common stock granted January 2, 2001 to Randall J. Hogan, our Chairman and Chief Executive Officer at an exercise price of $11.375 per share, which was the closing price of our common stock on the date of grant.

All share numbers and per share amounts described in this section have been adjusted to reflect our 2-for-1 stock split in 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1)  Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2009.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 24, 2009.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ John L. Stauch John L. Stauch		Executive Vice President and Chief Financial Officer

/s/ Mark C. Borin Mark C. Borin		Corporate Controller and Chief Accounting Officer

* Leslie Abi-Karam		Director

* Glynis A. Bryan		Director

* Jerry W. Burris		Director

* T. Michael Glenn		Director

* Charles A. Haggerty		Director

* David H. Y. Ho		Director

* David A. Jones		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

*By	/s/ Louis L. Ainsworth Louis L. Ainsworth Attorney-in-fact

Schedule II — Valuation and Qualifing Accounts

Pentair, Inc and subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End of
In thousands	in Period	Expenses	Deductions		Add (Deduct)		Period

Allowances for doubtful accounts
Year ended December 31, 2008	$8,073	$3,044	$1,629	(1)	$(563	)(2)	$8,925
Year ended December 31, 2007	$13,941	$(5,049)	$2,906	(1)	$2,087	(2)	$8,073
Year ended December 31, 2006	$13,494	$1,774	$2,325	(1)	$998	(2)	$13,941

(1)	Uncollectible accounts written off, net of expense

(2)	Result of acqusitions and foreign currency effects

Exhibit Index

Exhibit
Number	Exhibit

3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Form of Indenture, dated June 1, 1999, between Pentair, Inc. and U.S. Bank National Association, as Trustee Agent (Incorporated by reference to Exhibit 4.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2000).
4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.4	Supplemental Indenture between Pentair, Inc. and U.S. Bank National Association, as Trustee, dated as of August 2, 2004 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended October 2, 2004).
4.5	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated June 4, 2007).
4.6	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
4.7	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017, and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).
10.1	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2009.*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Pentair’s Restoration Plan as Amended and Restated effective January 1, 2009.*
10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

Exhibit
Number	Exhibit

10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan as Amended and Restated effective January 1, 2009.*
10.9	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2003 (Incorporated by reference to Appendix 1 contained in Pentair’s Proxy Statement for its 2003 annual meeting of shareholders).*
10.10	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan.*
10.11	Form of Key Executive Employment and Severance Agreement for Louis Ainsworth, Michael V. Schrock, Frederick S. Koury and Michael G. Meyer.*
10.12	Form of Key Executive Employment and Severance Agreement for John L. Stauch and Mark C. Borin.*
10.13	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.14	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated, effective January 1, 2008 (Incorporated by reference to Exhibit 10.13 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.15	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.16	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders). *
10.17	Summary of Board of Director Compensation, approved July 27, 2007 (Incorporated by reference to Exhibit 10.16 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.18	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.19	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.20	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as Amended Through July 29, 2008 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008).*
10.21	Form of award letter under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).*
10.22	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.