Form 10-Q
period 2009-03-28
PENTAIR INC
filed 2009-04-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 28, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 28, 2009, 98,280,976 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	March 28	March 29
In thousands, except per-share data	2009	2008

Net sales	$633,840	$830,146
Cost of goods sold	464,608	579,452

Gross profit	169,232	250,694
Selling, general and administrative	117,275	138,103
Research and development	14,743	15,264

Operating income	37,214	97,327
Other (income) expense:
Equity losses of unconsolidated subsidiary	277	917
Net interest expense	11,784	16,089

Income from continuing operations before income taxes and noncontrolling interest	25,153	80,321
Provision for income taxes	7,432	27,858

Income from continuing operations	17,721	52,463
Loss from discontinued operations, net of tax	—	(1,036)
Gain (loss) on disposal of discontinued operations, net of tax	10	(7,137)

Net income before noncontrolling interest	17,731	44,290
Noncontrolling interest	466	—

Net income attributable to Pentair, Inc.	$17,265	$44,290

Net income from continuing operations attributable to Pentair, Inc.	$17,255	$52,463

Earnings (loss) per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.18	$0.53
Discontinued operations	—	(0.08)

Basic earnings per common share	$0.18	$0.45

Diluted
Continuing operations	$0.18	$0.53
Discontinued operations	—	(0.08)

Diluted earnings per common share	$0.18	$0.45

Weighted average common shares outstanding
Basic	97,375	98,280
Diluted	97,966	99,558

Cash dividends declared per common share	$0.18	$0.17
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 28	December 31	March 29
In thousands, except share and per-share data	2009	2008	2008

Assets
Current assets
Cash and cash equivalents	$34,708	$39,344	$62,284
Accounts and notes receivable, net	505,196	461,081	609,960
Inventories	393,201	417,287	402,618
Deferred tax assets	51,268	51,354	54,275
Prepaid expenses and other current assets	47,848	63,113	43,125
Current assets of discontinued operations	—	—	20,306

Total current assets	1,032,221	1,032,179	1,192,568

Property, plant and equipment, net	337,898	343,881	364,068

Other assets
Goodwill	2,092,825	2,101,851	2,024,680
Intangibles, net	504,921	515,508	493,564
Other	56,964	59,794	81,447
Non-current assets of discontinued operations	—	—	14,061

Total other assets	2,654,710	2,677,153	2,613,752

Total assets	$4,024,829	$4,053,213	$4,170,388

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$7,404	$—	$7,005
Current maturities of long-term debt	630	624	5,209
Accounts payable	196,767	217,898	233,993
Employee compensation and benefits	75,664	90,210	99,364
Current pension and post-retirement benefits	8,890	8,890	8,557
Accrued product claims and warranties	38,639	41,559	45,949
Income taxes	4,312	5,451	34,728
Accrued rebates and sales incentives	20,754	28,897	28,790
Other current liabilities	98,919	104,975	109,278
Current liabilities of discontinued operations	—	—	1,799

Total current liabilities	451,979	498,504	574,672

Other liabilities
Long-term debt	991,807	953,468	1,119,105
Pension and other retirement compensation	270,443	270,139	169,790
Post-retirement medical and other benefits	34,299	34,723	36,179
Long-term income taxes payable	28,076	28,139	24,268
Deferred tax liabilities	145,565	146,559	165,842
Other non-current liabilities	97,260	101,612	105,041
Non-current liabilities of discontinued operations	—	—	1,271

Total liabilities	2,019,429	2,033,144	2,196,168

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,280,976, 98,276,919 and 99,090,432 shares issued and outstanding, respectively	16,380	16,379	16,515
Additional paid-in capital	454,736	451,241	468,930
Retained earnings	1,457,231	1,457,676	1,323,607
Accumulated other comprehensive income	(44,835)	(26,615)	165,168
Noncontrolling interest	121,888	121,388	—

Total shareholders’ equity	2,005,400	2,020,069	1,974,220

Total liabilities and shareholders’ equity	$4,024,829	$4,053,213	$4,170,388

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 28	March 29
In thousands	2009	2008

Operating activities
Net income attributable to Pentair, Inc.	$17,265	$44,290
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	—	1,036
(Gain) loss on disposal of discontinued operations	(10)	7,137
Equity losses of unconsolidated subsidiary	277	917
Noncontrolling interest	466	—
Depreciation	15,170	14,811
Amortization	7,233	6,535
Deferred income taxes	7	(5,836)
Stock compensation	4,720	6,465
Excess tax benefits from stock-based compensation	(64)	(378)
Gain (loss) on sale of assets	19	(552)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(47,021)	(137,651)
Inventories	21,069	(16,196)
Prepaid expenses and other current assets	15,008	(5,644)
Accounts payable	(18,052)	5,893
Employee compensation and benefits	(15,470)	(16,863)
Accrued product claims and warranties	(2,797)	(3,400)
Income taxes	(922)	17,923
Other current liabilities	(13,337)	9,504
Pension and post-retirement benefits	1,801	1,885
Other assets and liabilities	(2,415)	2,589

Net cash provided by (used for) continuing operations	(17,053)	(67,535)
Net cash provided by ( used for) operating activities of discontinued operations	—	(2,997)

Net cash provided by (used for) operating activities	(17,053)	(70,532)

Investing activities
Capital expenditures	(15,979)	(14,042)
Proceeds from sale of property and equipment	280	3,845
Acquisitions, net of cash acquired	—	165
Divestitures	—	29,959
Other	(40)	—

Net cash provided by (used for) investing activities	(15,739)	19,927

Financing activities
Net short-term borrowings (repayments)	7,494	(7,272)
Proceeds from long-term debt	135,000	159,405
Repayment of long-term debt	(96,679)	(82,766)
Excess tax benefits from stock-based compensation	64	378
Proceeds from exercise of stock options	680	851
Repurchases of common stock	—	(12,500)
Dividends paid	(17,710)	(16,908)

Net cash provided by (used for) financing activities	28,849	41,188

Effect of exchange rate changes on cash and cash equivalents	(693)	906

Change in cash and cash equivalents	(4,636)	(8,511)
Cash and cash equivalents, beginning of period	39,344	70,795

Cash and cash equivalents, end of period	$34,708	$62,284

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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2008 Annual Report on Form 10-K for the year ended December 31, 2008.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
2. New Accounting Standards
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 (“SFAS 160”). SFAS 160 changes the accounting and reporting for minority interests. Minority interests have been recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. We adopted SFAS 160 effective January 1, 2009 and have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.
3. Stock-based Compensation
Total stock-based compensation expense was $4.7 million and $6.5 million for the first quarter of 2009 and 2008, respectively.
During the first quarter of 2009, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of two to five years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards during the first quarter of 2009 and 2008 was $2.7 million and $3.2 million respectively.
During the first quarter of 2009, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant and are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.0 million and $3.3 million for the first quarter of 2009 and 2008, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	March 28	March 29
	2009	2008

Expected stock price volatility	32.5%	27.0%
Expected life	5.2 yrs	4.8 yrs
Risk-free interest rate	1.77%	2.75%
Dividend yield	3.20%	2.13%
The weighted-average fair value of options granted during the first quarter of 2009 and 2008 was $5.09 and $7.36 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under SFAS No. 123R (revised 2004), Share Based Payment, could have been affected.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended
	March 28	March 29
In thousands	2009	2008

Weighted average common shares outstanding — basic	97,375	98,280
Dilutive impact of stock options and restricted stock	591	1,278

Weighted average common shares outstanding — diluted	97,966	99,558

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	8,601	4,612
5. Restructuring
During 2008 and the first quarter of 2009, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the reduction in hourly and salaried headcount of approximately 2,000 employees, of which 1,500 were in the Water Group and 500 were in the Technical Products Group. We expect these restructuring actions to generally be completed by the end of 2009.
Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits of $2.8 million in the first three months of 2009.
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows:

In thousands
Balance at December 31, 2008	$34,174

Costs incurred	2,820
Cash payments and other	(14,274)

Balance at March 28, 2009	$22,720

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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following pro forma condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of the first quarter of 2008.

Three Months
Ended
March 29
In thousands, except share and per-share data	2008

Pro forma net sales from continuing operations	$855,035
Pro forma net income attributable to Pentair, Inc.	44,290
Pro forma earnings per common share — continuing operations
Basic	$0.53
Diluted	$0.53

Weighted average common shares outstanding
Basic	98,280
Diluted	99,558
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
Operating results of the discontinued operations for the first quarter of 2008 are summarized below:

Three Months
Ended
March 29
In thousands	2008

Net sales	$17,343
Loss from discontinued operations before income taxes	(2,471)
Income tax benefit	1,435

Loss from discontinued operations, net of income taxes	(1,036)
Loss on disposal of discontinued operations, before taxes	(6,588)
Income tax expense	(549)

Loss on disposal of discontinued operations, net of tax	$(7,137)

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Net assets and liabilities of discontinued operations consist of the following:

March 29
In thousands	2008

Accounts and notes receivable, net	$6,744
Inventories	13,440
Other current assets	122

Current assets of discontinued operations	20,306

Property, plant and equipment, net	4,225
Goodwill	5,601
Other non-current assets	4,235

Non-current assets of discontinued operations	14,061

Total assets	$34,367

Accounts payable	$1,805
Other current liabilities	(6)

Current liabilities of discontinued operations	1,799

Deferred income tax	716
Other non-current liabilities	555

Non-current liabilities of discontinued operations	1,271

Total liabilities	3,070

Net assets of discontinued operations	$31,297

8. Inventories
Inventories were comprised of:

	March 28	December 31	March 29
In thousands	2009	2008	2008

Raw materials and supplies	$206,348	$212,792	$200,639
Work-in-process	50,088	53,241	55,405
Finished goods	136,765	151,254	146,574

Total inventories	$393,201	$417,287	$402,618

9. Comprehensive Income
Comprehensive income (loss) attributable to Pentair, Inc. and its components, net of tax, were as follows:

	Three months ended
	March 28	March 29
In thousands	2009	2008

Net income before noncontrolling interest	$17,731	$44,290
Changes in cumulative foreign currency translation adjustment	(18,635)	47,820
Changes in market value of derivative financial instruments classified as cash flow hedges, net of tax	381	(4,518)

Comprehensive income (loss) before noncontrolling interest	(523)	87,592

Noncontrolling interest	(466)	—
Changes in cumulative foreign currency translation adjustment on noncontrolling interest	34	—

Comprehensive income (loss) attributable to Pentair, Inc.	$(955)	$87,592

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 28, 2009 and March 29, 2008 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2008	Acquisitions/Other	Translation	March 28, 2009

Water Group	$1,818,470	$(227)	$(7,312)	$1,810,931
Technical Products Group	283,381	—	(1,487)	281,894

Consolidated Total	$2,101,851	$(227)	$(8,799)	$2,092,825

			Foreign Currency
In thousands	December 31, 2007	Acquisitions/Other	Translation	March 29, 2008

Water Group	$1,706,626	$556	$23,633	$1,730,815
Technical Products Group	292,493	50	1,322	293,865

Consolidated Total	$1,999,119	$606	$24,955	$2,024,680

In 2008, goodwill allocated to divested businesses was $5.6 million.
Intangible assets, other than goodwill, were comprised of:

	March 28, 2009			December 31, 2008			March 29, 2008
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,424	$(10,256)	$5,168	$15,427	$(9,774)	$5,653	$15,473	$(8,388)	$7,085
Non-compete agreements	4,522	(4,479)	43	4,722	(4,566)	156	4,722	(4,186)	536
Proprietary technology	72,199	(19,097)	53,102	72,375	(17,652)	54,723	60,284	(13,854)	46,430
Customer relationships	280,723	(51,132)	229,591	283,015	(46,841)	236,174	245,148	(34,926)	210,222
Brand names	1,520	(113)	1,407	961	(77)	884	—	—	—

Total finite-life intangibles	$374,388	$(85,077)	$289,311	$376,500	$(78,910)	$297,590	$325,627	$(61,354)	$264,273

Indefinite-life intangibles
Brand names	215,610	—	215,610	217,918	—	217,918	229,291	—	229,291

Total intangibles, net	$589,998	$(85,077)	$504,921	$594,418	$(78,910)	$515,508	$554,918	$(61,354)	$493,564

Intangible asset amortization expense was approximately $7.2 million and $6.5 million for the three months ended March 28, 2009 and March 29, 2008, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2009 and the next five years is as follows:

In thousands	2009 Q2-Q4	2010	2011	2012	2013	2014

Estimated amortization expense	$19,443	$25,388	$25,384	$24,271	$24,111	$23,787

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
11. Debt
Debt and the average interest rate on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	March 28	December 31	March 29
In thousands	March 28, 2009	(Year)	2009	2008	2008

Commercial paper	—	—	$—	$249	$66,901
Revolving credit facilities	1.17%	2012	252,800	214,200	193,400
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	1.75%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	133,900	133,900	250,000
Other	3.00%	2009-2016	7,829	275	14,270

Total contractual debt obligations			999,529	953,624	1,129,571
Deferred income related to swaps			312	468	1,748

Total debt, including current portion per balance sheet			999,841	954,092	1,131,319
Less: Current maturities			(630)	(624)	(5,209)
Short-term borrowings			(7,404)	—	(7,005)

Long-term debt			$991,807	$953,468	$1,119,105

We have a multi-currency revolving Credit Facility (“Credit Facility”). The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility will bear interest at the rate of LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings.
Total availability under our existing Credit Facility was $547.2 million as of March 28, 2009.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of March 28, 2009, we had no commercial paper outstanding.
The commercial paper and Notes, (as defined below) were classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $7.4 million of borrowings as of March 28, 2009.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants in our debt agreements as of March 28, 2009.
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principle of Notes. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we will recognize a loss of $4.6 million on early extinguishment of debt in the second quarter. The loss will include the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $4.8 million related to the redemption and other costs associated with the purchase.
Debt outstanding at March 28, 2009 matures on a calendar year basis as follows:

In thousands	2009 Q2-Q4	2010	2011	2012	2013	2014	Thereafter	Total

Contractual debt obligation maturities	$7,700	$78	$16	$491,706	$200,007	$7	$300,015	$999,529
Other maturities	312	—	—	—	—	—	—	312

Total maturities	$8,012	$78	$16	$491,706	$200,007	$7	$300,015	$999,841

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12. Derivatives and Financial Instruments
Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (adopted by Pentair as of January 1, 2008), with the exception of the application of the statement to the determination of fair value of nonfinancial assets and liabilities that are recognized or disclosed on a nonrecurring basis, which is effective for fiscal years beginning after November 15, 2008 (adopted by Pentair as of January 1, 2009).
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
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $10.4 million, $10.7 million and $7.6 million at March 28, 2009, December 31, 2008 and March 29, 2008, respectively, and was recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $11.3 million, $11.6 million and $6.7 million at March 28, 2009, December 31, 2008 and March 29, 2008, respectively, and was recorded in Other non-current liabilities.
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
At March 28, 2009, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by SFAS 157.
13. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended March 28, 2009 was 29.5% compared to 34.7% for the three months ended March 29, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at March 28, 2009 is estimated to be approximately $28.1 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Benefit Plans
Components of net periodic benefit cost for the three months ended March 28, 2009 and March 29, 2008 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	March 28	March 29	March 28	March 29
In thousands	2009	2008	2009	2008

Service cost	$3,067	$3,529	$54	$65
Interest cost	8,115	8,174	594	634
Expected return on plan assets	(7,563)	(7,475)	—	—
Amortization of transition obligation	14	12	—	—
Amortization of prior year service cost (benefit)	6	44	(10)	(34)
Recognized net actuarial loss (gains)	18	68	(832)	(825)

Net periodic benefit cost	$3,657	$4,352	$(194)	$(160)

15. Business Segments
Financial information by reportable segment for the three months ended March 28, 2009 and March 29, 2008 is shown below:

	Three months ended
	March 28	March 29
In thousands	2009	2008

Net sales to external customers
Water Group	$423,932	$544,686
Technical Products Group	209,908	285,460

Consolidated	$633,840	$830,146

Intersegment sales
Water Group	$289	$372
Technical Products Group	233	1,138
Other	(522)	(1,510)

Consolidated	$—	$—

Operating income (loss)
Water Group	$26,976	$65,035
Technical Products Group	20,462	45,337
Other	(10,224)	(13,045)

Consolidated	$37,214	$97,327

Other sales and operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
16. Warranty
The changes in the carrying amount of service and product warranties for the three months ended March 28, 2009 and March 29, 2008 were as follows:

	March 28	March 29
In thousands	2009	2008

Balance at beginning of the year	$31,559	$39,077
Service and product warranty provision	11,644	15,391
Payments	(14,441)	(18,791)
Translation	(123)	272

Balance at end of the period	$28,639	$35,949

17. Commitments and Contingencies
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2008 Annual Report on Form 10-K.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
18. Financial Statements of Subsidiary Guarantors
The $133.9 million of Notes due 2009 were jointly and severally guaranteed by 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), each of which is directly or indirectly wholly-owned by Pentair (the “Parent Company”). The following supplemental financial information sets forth the Condensed Consolidated Balance Sheets as of March 28, 2009, December 31, 2008 and March 29, 2008, the related Condensed Consolidated Statements of Income for the three months ended March 28, 2009 and March 29, 2008, and Statements of Cash Flows for the three months ended March 28, 2009 and March 29, 2008, for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 28, 2009

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$478,569	$195,579	$(40,308)	$633,840
Cost of goods sold	8	362,271	142,459	(40,130)	464,608

Gross profit	(8)	116,298	53,120	(178)	169,232
Selling, general and administrative	2,578	80,052	34,823	(178)	117,275
Research and development	54	11,412	3,277	—	14,743

Operating (loss) income	(2,640)	24,834	15,020	—	37,214
Other (income) expense:
Earnings from investment in subsidiary	(2,946)	—	—	2,946	—
Equity losses of unconsolidated subsidiary	—	240	37	—	277
Net interest (income) expense	(25,127)	38,375	(1,464)	—	11,784

Income (loss)from continuing operations before income taxes and noncontrolling interest	25,433	(13,781)	16,447	(2,946)	25,153
Provision for income taxes	8,168	(5,989)	5,253	—	7,432

Income (loss) from continuing operations	17,265	(7,792)	11,194	(2,946)	17,721
Income (loss) on disposal of discontinued operations, net of tax	—	18	(8)	—	10

Net income (loss) before noncontrolling interest	17,265	(7,774)	11,186	(2,946)	17,731
Noncontrolling interest	—	455	11	—	466

Net income (loss) attributable to Pentair, Inc.	$17,265	$(8,229)	$11,175	$(2,946)	$17,265

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
March 28, 2009

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$4,759	$3,648	$26,301	$—	$34,708
Accounts and notes receivable, net	353	375,216	189,598	(59,971)	505,196
Inventories	—	277,898	115,303	—	393,201
Deferred tax assets	132,096	38,712	4,308	(123,848)	51,268
Prepaid expenses and other current assets	19,835	9,963	33,856	(15,806)	47,848

Total current assets	157,043	705,437	369,366	(199,625)	1,032,221

Property, plant and equipment, net	8,345	209,151	120,402	—	337,898

Other assets
Investments in/advances to subsidiaries	2,713,541	86,479	886,517	(3,686,537)	—
Goodwill	—	1,643,116	449,709	—	2,092,825
Intangibles, net	—	344,734	160,187	—	504,921
Other	61,877	8,730	14,931	(28,574)	56,964

Total other assets	2,775,418	2,083,059	1,511,344	(3,715,111)	2,654,710

Total assets	$2,940,806	$2,997,647	$2,001,112	$(3,914,736)	$4,024,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$7,404	$—	$7,404
Current maturities of long-term debt	117,844	126	151,308	(268,648)	630
Accounts payable	2,235	149,784	103,985	(59,237)	196,767
Employee compensation and benefits	9,412	34,505	31,747	—	75,664
Current pension and post-retirement benefits	8,890	—	—	—	8,890
Accrued product claims and warranties	—	24,738	13,901	—	38,639
Income taxes	4,130	2,098	(1,916)	—	4,312
Accrued rebates and sales incentives	—	15,973	4,781	—	20,754
Other current liabilities	27,442	49,289	37,994	(15,806)	98,919

Total current liabilities	169,953	276,513	349,204	(343,691)	451,979

Other liabilities
Long-term debt	991,700	1,947,507	307,036	(2,254,436)	991,807
Pension and other retirement compensation	182,910	18,564	68,969	—	270,443
Post-retirement medical and other benefits	20,265	42,608	—	(28,574)	34,299
Long-term taxes payable	28,076	—	—	—	28,076
Deferred tax liabilities	2,111	211,919	55,383	(123,848)	145,565
Due to / (from) affiliates	(502,985)	178,564	845,475	(521,054)	—
Other non-current liabilities	43,376	(86,095)	139,979	—	97,260

Total liabilities	935,406	2,589,580	1,766,046	(3,271,603)	2,019,429

Shareholders’ equity	2,005,400	408,067	235,066	(643,133)	2,005,400

Total liabilities and shareholder’s equity	$2,940,806	$2,997,647	$2,001,112	$(3,914,736)	$4,024,829

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 28, 2009

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss) attributable to Pentair, Inc.	$17,265	$(8,229)	$11,175	$(2,946)	$17,265
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Gain) loss on disposal of discontinued operations	—	(18)	8	—	(10)
Equity losses of unconsolidated subsidiary	—	240	37	—	277
Noncontrolling interest	(37)	455	48	—	466
Depreciation	420	9,498	5,252	—	15,170
Amortization	646	4,935	1,652	—	7,233
Earnings from investments in subsidiaries	(2,946)	—	—	2,946	—
Deferred income taxes	(366)	—	373	—	7
Stock compensation	4,720	—	—	—	4,720
Excess tax benefits from stock-based compensation	(64)	—	—	—	(64)
Other	19	—	—	—	19
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	2,026	(37,084)	(60,786)	48,823	(47,021)
Inventories	—	13,365	7,704	—	21,069
Prepaid expenses and other current assets	66,662	558	(51,972)	(240)	15,008
Accounts payable	(1,875)	(9,810)	(6,275)	(92)	(18,052)
Employee compensation and benefits	(5,567)	(8,158)	(1,745)	—	(15,470)
Accrued product claims and warranties	—	(2,684)	(113)	—	(2,797)
Income taxes	(34,366)	35,246	(1,802)	—	(922)
Other current liabilities	(41,610)	(17,022)	45,080	215	(13,337)
Pension and post-retirement benefits	777	443	581	—	1,801
Other assets and liabilities	(381)	(3,813)	1,779	—	(2,415)

Net cash provided by (used for) operating activities	5,323	(22,078)	(49,004)	48,706	(17,053)

Investing activities
Capital expenditures	(753)	(9,502)	(5,724)	—	(15,979)
Proceeds from sales of property and equipment	—	117	163	—	280
Other	(3)	—	(37)	—	(40)

Net cash provided by (used for ) investing activities of continuing operations	(756)	(9,385)	(5,598)	—	(15,739)

Financing activities
Net short-term borrowings (repayments)	7,494	—	—	—	7,494
Proceeds from long-term debt	135,000	—	—	—	135,000
Repayment of long-term debt	(96,679)	—	—	—	(96,679)
Net change in advances to subsidiaries	(33,766)	32,045	50,427	(48,706)	—
Excess tax benefit from stock-based compensation	64	—	—	—	64
Proceeds from exercise of stock options	680	—	—	—	680
Dividends paid	(17,707)	750	(753)	—	(17,710)

Net cash provided by (used for) financing activities of continuing operations	(4,914)	32,795	49,674	(48,706)	28,849

Effect of exchange rate changes on cash	2,386	(1,029)	(2,050)	—	(693)

Change in cash and cash equivalents	2,039	303	(6,978)	—	(4,636)
Cash and cash equivalents, beginning of period	2,720	3,345	33,279	—	39,344

Cash and cash equivalents, end of period	$4,759	$3,648	$26,301	$—	$34,708

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Income
For the three months ended March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$632,293	$253,830	$(55,977)	$830,146
Cost of goods sold	7	455,130	179,974	(55,659)	579,452

Gross profit	(7)	177,163	73,856	(318)	250,694
Selling, general and administrative	4,797	89,233	44,391	(318)	138,103
Research and development	77	11,268	3,919	—	15,264

Operating (loss) income	(4,881)	76,662	25,546	—	97,327
Other (income) expense:
Earnings from investment in subsidiary	(34,345)	—	—	34,345	—
Equity losses of unconsolidated subsidiary	—	917	—	—	917
Net interest (income) expense	(21,160)	38,473	(1,224)	—	16,089

Income (loss) from continuing operations before income taxes and noncontrolling interest	50,624	37,272	26,770	(34,345)	80,321
Provision for income taxes	6,261	14,094	7,503	—	27,858

Income (loss) from continuing operations	44,363	23,178	19,267	(34,345)	52,463
Income (loss) from discontinued operations, net of tax	—	(1,408)	372	—	(1,036)
Loss on disposal of discontinued operations, net of tax	(73)	(7,064)	—	—	(7,137)

Net income (loss) attributable to Pentair, Inc.	$44,290	$14,706	$19,639	$(34,345)	$44,290

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$5,654	$8,009	$48,621	$—	$62,284
Accounts and notes receivable, net	851	445,167	226,829	(62,887)	609,960
Inventories	—	267,507	135,111	—	402,618
Deferred tax assets	76,077	35,152	11,723	(68,677)	54,275
Prepaid expenses and other current assets	9,500	9,811	34,287	(10,473)	43,125
Current assets of discontinued operations	—	15,942	4,364	—	20,306

Total current assets	92,082	781,588	460,935	(142,037)	1,192,568

Property, plant and equipment, net	5,004	213,000	146,064	—	364,068

Other assets
Investments in/advances to subsidiaries	2,438,423	94,099	620,287	(3,152,809)	—
Goodwill	—	1,582,445	442,235	—	2,024,680
Intangibles, net	—	320,544	173,020	—	493,564
Other	79,094	14,079	18,656	(30,382)	81,447
Non-current assets of discontinued operations	—	13,768	293	—	14,061

Total other assets	2,517,517	2,024,935	1,254,491	(3,183,191)	2,613,752

Total assets	$2,614,603	$3,019,523	$1,861,490	$(3,325,228)	$4,170,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$—	$—	$7,005	$—	$7,005
Current maturities of long-term debt	8,485	158	385,607	(389,041)	5,209
Accounts payable	1,344	169,874	124,931	(62,156)	233,993
Employee compensation and benefits	11,110	45,658	42,596	—	99,364
Current pension and post-retirement benefits	8,557	—	—	—	8,557
Accrued product claims and warranties	—	31,075	14,874	—	45,949
Income taxes	7,336	10,550	16,842	—	34,728
Accrued rebates and sales incentives	—	22,111	6,679	—	28,790
Other current liabilities	29,215	53,799	36,736	(10,472)	109,278
Current liabilities of discontinued operations	—	1,672	127	—	1,799

Total current liabilities	66,047	334,897	635,397	(461,669)	574,672

Other liabilities
Long-term debt	1,115,884	1,947,617	17,503	(1,961,899)	1,119,105
Pension and other retirement compensation	69,302	23,620	76,868	—	169,790
Post-retirement medical and other benefits	21,636	44,925	—	(30,382)	36,179
Long-term taxes payable	24,268	—	—	—	24,268
Deferred tax liabilities	3,497	168,098	62,924	(68,677)	165,842
Due to / (from) affiliates	(703,571)	303,640	732,334	(332,403)	—
Other non-current liabilities	43,320	6,805	54,916	—	105,041
Non-current liabilities of discontinued operations	—	1,271	—	—	1,271

Total liabilities	640,383	2,830,873	1,579,942	(2,855,030)	2,196,168

Shareholders’ equity	1,974,220	188,650	281,548	(470,198)	1,974,220

Total liabilities and shareholders’ equity	$2,614,603	$3,019,523	$1,861,490	$(3,325,228)	$4,170,388

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 29, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Operating activities
Net income (loss) attributable to Pentair, Inc.	$44,290	$14,706	$19,639	$(34,345)	$44,290
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
(Income) loss from discontinued operations	—	1,408	(372)	—	1,036
Loss on disposal of discontinued operations	73	7,064	—	—	7,137
Equity losses of unconsolidated subsidiary	—	917	—	—	917
Depreciation	249	9,741	4,821	—	14,811
Amortization	743	4,277	1,515	—	6,535
Earnings from investments in subsidiaries	(34,345)	—	—	34,345	—
Deferred income taxes	(2,532)	—	(3,304)	—	(5,836)
Stock compensation	6,465	—	—	—	6,465
Excess tax benefits from stock-based compensation	(378)	—	—	—	(378)
Intercompany Dividends	(71,550)	12,293	59,257	—	—
Other	(552)	—	—	—	(552)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(6,266)	(119,139)	(23,743)	11,497	(137,651)
Inventories	—	(9,981)	(6,215)	—	(16,196)
Prepaid expenses and other current assets	23,468	(529)	(16,207)	(12,376)	(5,644)
Accounts payable	5,736	100	11,557	(11,500)	5,893
Employee compensation and benefits	(6,976)	(12,825)	2,938	—	(16,863)
Accrued product claims and warranties	—	(2,998)	(402)	—	(3,400)
Income taxes	77,400	(4,998)	(54,479)	—	17,923
Other current liabilities	(11,085)	(5,134)	13,344	12,379	9,504
Pension and post-retirement benefits	1,107	69	709	—	1,885
Other assets and liabilities	2,504	(275)	360	—	2,589

Net cash provided by (used for) continuing operations	28,351	(105,304)	9,418	—	(67,535)
Net cash provided by (used for) discontinued operations	—	(4,134)	1,137	—	(2,997)

Net cash provided by (used for) operating activities	28,351	(109,438)	10,555	—	(70,532)

Investing activities
Capital expenditures	(114)	(10,274)	(3,654)	—	(14,042)
Proceeds from sales of property and equipment	—	18	3,827	—	3,845
Acquisitions, net of cash acquired or received	165	—	—	—	165
Divestitures	—	29,959	—	—	29,959

Net cash provided by (used for ) investing activities of continuing operations	51	19,703	173	—	19,927

Financing activities
Net short-term borrowings (repayments)	(7,272)	—	—	—	(7,272)
Proceeds from long-term debt	159,405	—	—	—	159,405
Repayment of long-term debt	(82,766)	—	—	—	(82,766)
Net change in advances to subsidiaries	(65,944)	82,142	(16,198)	—	—
Excess tax benefit from stock-based compensation	378	—	—	—	378
Proceeds from exercise of stock options	851	—	—	—	851
Repurchases of common stock	(12,500)	—	—	—	(12,500)
Dividends paid	(16,908)	—	—	—	(16,908)

Net cash provided by financing activities of continuing operations	(24,756)	82,142	(16,198)	—	41,188

Effect of exchange rate changes on cash	(4,457)	4,754	609	—	906

Change in cash and cash equivalents	(811)	(2,839)	(4,861)	—	(8,511)
Cash and cash equivalents, beginning of period	6,465	10,848	53,482	—	70,795

Cash and cash equivalents, end of period	$5,654	$8,009	$48,621	$—	$62,284

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Pentair, Inc. and Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
December 31, 2008

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets
Cash and cash equivalents	$2,720	$3,345	$33,279	$—	$39,344
Accounts and notes receivable, net	454	338,134	133,640	(11,147)	461,081
Inventories	—	291,264	126,023	—	417,287
Deferred tax assets	131,984	38,712	4,445	(123,787)	51,354
Prepaid expenses and other current assets	36,331	10,522	32,305	(16,045)	63,113

Total current assets	171,489	681,977	329,692	(150,979)	1,032,179

Property, plant and equipment, net	8,012	210,901	124,968	—	343,881

Other assets
Investments in/advances to subsidiaries	2,731,908	87,642	891,512	(3,711,062)	—
Goodwill	—	1,643,123	458,728	—	2,101,851
Intangibles, net	—	349,670	165,838	—	515,508
Other	63,737	8,848	15,784	(28,575)	59,794

Total other assets	2,795,645	2,089,283	1,531,862	(3,739,637)	2,677,153

Total assets	$2,975,146	$2,982,161	$1,986,522	$(3,890,616)	$4,053,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$113,070	$139	$147,500	$(260,085)	$624
Accounts payable	1,963	160,700	114,380	(59,145)	217,898
Employee compensation and benefits	13,075	42,663	34,472	—	90,210
Current pension and post-retirement benefits	8,890	—	—	—	8,890
Accrued product claims and warranties	—	27,421	14,138	—	41,559
Income taxes	40,106	(35,825)	1,170	—	5,451
Accrued rebates and sales incentives	—	20,232	8,665	—	28,897
Other current liabilities	18,899	62,055	40,043	(16,022)	104,975

Total current liabilities	196,003	277,385	360,368	(335,252)	498,504

Other liabilities
Long-term debt	953,349	1,947,518	315,089	(2,262,488)	953,468
Pension and other retirement compensation	181,695	18,135	70,309	—	270,139
Post-retirement medical and other benefits	20,703	42,594	—	(28,574)	34,723
Long-term taxes payable	28,139	—	—	—	28,139
Deferred tax liabilities	2,052	211,920	56,374	(123,787)	146,559
Due to / (from) affiliates	(350,948)	141,853	815,295	(606,200)	—
Other non-current liabilities	45,472	(84,853)	140,993	—	101,612

Total liabilities	1,076,465	2,554,552	1,758,428	(3,356,301)	2,033,144

Total Shareholders’ equity	1,898,681	427,609	228,094	(534,315)	2,020,069

Total liabilities and shareholders’ equity	$2,975,146	$2,982,161	$1,986,522	$(3,890,616)	$4,053,213

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2008 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
▪	continued deterioration in or stabilization of the global economy;

▪	continued deterioration in or stabilization of the North America housing market;

▪	the strength of product demand and the markets we serve;

▪	the intensity of competition, including that from foreign competitors;

▪	pricing pressures;

▪	the financial condition of our customers;

▪	market acceptance of new product introductions and enhancements;

▪	the introduction of new products and enhancements by competitors;

▪	our ability to maintain and expand relationships with large customers;

▪	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

▪	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring and other cost reduction actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
With the formation of Pentair Residential Filtration, we believe we will be better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to improve our revenue growth by selling GE’s existing residential conditioning products through our sales channels.
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as defense, security, medical and networking. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the data communication and telecommunication markets. From 2004 through 2008, sales volumes increased due to the addition of new distributors, new products, price increases and higher demand in targeted markets. The Technical Products Group experienced a significant decline in revenue of approximately 25% in the first quarter of 2009.
Key Trends and Uncertainties
The following trends and uncertainties affected the first three months of our financial performance in 2009 and will likely impact our results in the future:
•	Many markets we serve have slowed dramatically as a result of the tumultuous credit markets and the resulting recession. We have identified specific product and geographic markets we serve that we believe will stagnate, contract or continue contracting in 2009, as noted below. We expect to continue restructuring our operations serving those markets in order to reduce or relocate capacity, to reduce labor and material costs, to optimize our manufacturing footprint and to simplify our business structure until our capacity is aligned with our anticipated volume prospects in these markets. We have also identified specific markets in which we participate that we believe will continue to grow over this period and are selectively reinforcing our businesses in these markets. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operations for 2009 and beyond.

•	New home building and new pool starts have contracted for each of the past three years in the United States and have slowed significantly in Europe as well. We believe that construction of new homes and new pool starts in North America affect approximately 10%–15% of sales of our water businesses, while repair, replacement and refurbishment account for approximately 15%–20% of sales in these businesses. We expect the current recession to continue to adversely impact our sales for all or a significant portion of 2009. As sales of products into domestic residential end-markets in our Water Group business continued to slow appreciably, we have reduced our investments in businesses in those markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly during the fourth quarter of 2008, especially in December, and this weakness has continued throughout the first quarter of 2009. We have a high level of uncertainty over the course of the economy and hence the strength of many of our significant markets both in the United States and around the world for the balance of 2009 and beyond. We have reduced our investments in businesses in these markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	We experienced material cost and other inflation in a number of our businesses during 2008. To offset this inflation, we implemented productivity improvements and selective increases in selling prices to help mitigate inflationary cost increases we experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs. We expect the current economic environment will result in price volatility for many of our raw materials; material costs have declined in the fourth quarter of 2008 and the first quarter of 2009, and we believe they will continue to decline so long as general economic conditions remain weak. We believe that these cost decreases we are experiencing will not begin to be fully realized in our results of operations until the second quarter of 2009. Our ability to fully realize the benefit of raw material cost reductions may be tempered by market pressure to lower pricing to our customers as a result of lower material cost.

•	As a result of the dramatic fall in securities and other investment markets over 2008, our unfunded pension liability increased from fiscal year end 2007 to fiscal year end 2008 from $147 million to $257 million, or an increase of $110 million primarily reflecting our reduced investment return and significantly lower asset values in our US defined benefit plans during 2008. This will increase our 2009 contributions to the plans to approximately $20–$25 million, an increase of over $10 million from the year earlier.

These amounts differ from the expected contribution amounts described in our 2008 Form 10-K due to regulatory changes enacted during the first quarter of 2009 that had the effect of reducing our required contributions.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2008 was approximately $164 million, or 72% of our net income. We had a net cash usage of approximately $33 million in the first quarter of 2009. Our target for free cash flow in 2009 is $225 million. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. While we believe that this seasonality will continue in the second and third quarters of 2009, due to the unknown impact of the current economic situation, we are uncertain of the size and impact of the seasonal spike for the year, and contemplate that any seasonal impact will likely be less than in prior years.

•	We have experienced year over year favorable foreign currency effects on net sales and operating results in the first nine months of 2008, due to the weakening of the U.S. dollar in relation to other foreign currencies, which has reversed in the fourth quarter of 2008 and first quarter of 2009. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	On June 28, 2008, we formed Pentair Residential Filtration in order to expand our product lines, accelerate opportunities to provide our customers complete water filtration systems, increase revenue growth and exploit cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008. Integration and inventory step-up costs arising out of the formation of the PRF business amounted to approximately $7 million in 2008. We believe we will continue to incur integration costs as we combine facilities in this business throughout most of 2009.

•	The effective income tax rate for the three months ended March 28, 2009 was 29.5% compared to 34.7% for the three months ended March 29, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2009, our operating objectives include the following:
•	Restructuring our operations in challenging markets while investing in more favorable markets and geographies;

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Stressing proactive talent development, particularly in international management and other key functional areas; and

•	Completing integration of the newly formed PRF business and prior acquisitions, and realizing identified synergistic opportunities.
On April 21, 2009, we announced our earnings for the first quarter of 2009 of $0.18 per share on a diluted basis. As further noted below, our revenue decreased in the quarter 24% from the year-earlier period. Our volume decrease was approximately 10% more than anticipated based on December 2008 and January 2009 activity.
On April 21, 2009, we announced earnings guidance for the second quarter of 2009. We anticipate that sales revenue will be roughly consistent with levels seen in the first quarter, so we project sales declines of approximately 20%. We anticipate that reported earnings per share will total from $0.32 to $0.42 in the quarter.
In December 2008, we also initiated earnings guidance for the year 2009 that anticipated our earnings to be $1.70 to $2.00 per share on a diluted basis. On April 21, 2009, we revised our full year guidance for 2009 to equal or exceed $1.40 per share on a diluted basis, due to the significantly lower volume of sales and order activity we saw in the first quarter, as well as the continued uncertainty about the economic performance trajectory for the calendar year both in the United States and globally. As noted above, significant deterioration in general economic conditions in our primary markets and geographies beyond what we have seen in the first quarter would adversely impact our revenues and financial performance.
This outlook is based on several variables. First, our guidance anticipates revenue declines in our businesses throughout 2009 of approximately 20% as a result of overall market conditions, bringing our total revenue to approximately $2.6-$2.7 billion for the full year.

Second, we expect to get a greater benefit in the second, third and fourth quarters of 2009 from restructuring and other market-related expense reduction efforts taken during 2008 and early in 2009. Third, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and commodity deflation.
We have heightened our focus on increasing the conversion of our net income into free cash flow from that achieved in 2008. In addition, in response to continuing turbulence in the credit markets, we are taking actions we believe will help maintain our liquidity, increase our capital resources, and repay indebtedness at a faster rate than would otherwise be the case. We do not intend to implement our stock buyback program for 2009, as we have in the past, nor do we currently intend to make any significant cash acquisitions until credit markets and business conditions stabilize.
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
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2008 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	March 28	March 29
In thousands	2009	2008	$ change	% change

Net sales	$633,840	$830,146	$(196,306)	(23.6%)

The components of the net sales change in 2009 from 2008 were as follows:

% Change from 2008
Percentages	First quarter

Volume	(22.5)
Price	2.2
Currency	(3.3)

Total	(23.6)

Consolidated net sales
The 23.6 percent decrease in consolidated net sales in the first quarter of 2009 from 2008 was primarily driven by:
•	lower Technical Products Group sales in both the Electrical and Electronics businesses;

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	an increase in sales volume due to the formation of PRF; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Net sales by segment and the change from the prior year period were as follows:

	Three months ended
	March 28	March 29
In thousands	2009	2008	$ change	% change

Water Group	$423,932	$544,686	$(120,754)	(22.2%)
Technical Products Group	209,908	285,460	(75,552)	(26.5%)

Total	$633,840	$830,146	$(196,306)	(23.6%)

Water Group
The 22.2 percent decrease in Water Group net sales in the first quarter of 2009 from 2008 was primarily driven by:
•	organic sales decline of approximately 22 percent (excluding acquisitions and foreign currency exchange) primarily due to lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales volume due to the formation of PRF; and

•	continued growth in China and in other emerging markets in Asia-Pacific as well as continued success in penetrating markets in the Middle East.
Technical Products Group
The 26.5 percent decrease in Technical Product Group net sales in the first quarter 2009 from 2008 was primarily driven by:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales to electronics markets that is largely attributable to reduced spending in the general electronics, data communication and telecommunication vertical markets; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases.
Gross profit

	Three months ended
	March 28	% of		March 29	% of
In thousands	2009	sales		2008	sales

Gross Profit	$169,232	26.7%		$250,694	30.2%

Percentage point change		(3.5	) pts
The 3.5 percent decrease in gross profit as a percentage of sales in the first quarter of 2009 from 2008 was primarily the result of:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns;

•	lower sales volume in our Technical Products group and lower fixed cost absorption resulting from that volume decline; and

•	inflationary increases related to raw materials and labor costs.

These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;
•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and
•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices.
Selling, general and administrative (SG&A)

	Three months ended
	March 28	% of		March 29	% of
In thousands	2009	sales		2008	sales

SG&A	$117,275	18.5%		$138,103	16.6%

Percentage point change		1.9	pts
The 1.9 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2009 from 2008 was primarily due to:
•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;
•	expense associated with restructuring actions in both our Water and Technical Products Groups during the first quarter of 2009;
•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and
•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
These increases were partially offset by:
•	reduced costs related to productivity actions taken throughout 2008 and the first quarter of 2009 to consolidate facilities and streamline general and administrative costs.
Research and development (R&D)

	Three months ended
	March 28	% of		March 29	% of
In thousands	2009	sales		2008	sales

R&D	$14,743	2.3%		$15,264	1.8%

Percentage point change		0.5	pts
The 0.5 percentage point increase in R&D expense as a percentage of sales in the first quarter of 2009 from the first quarter of 2008 was primarily due to:
•	lower sales volume and the resultant loss of leverage on the R&D expense spending.
Operating income
Water Group

	Three months ended
	March 28	% of		March 29	% of
In thousands	2009	sales		2008	sales

Operating income	$26,976	6.4%		$65,035	11.9%

Percentage point change		(5.5	) pts
The 5.5 percentage point decrease in Water segment operating income as a percentage of net sales in the first quarter of 2009 as compared to 2008 was primarily the result of:
•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;
•	restructuring actions taken in the first quarter of 2009; and
•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
These decreases were offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;
•	an increase in sales volume driven by our June 2008 formation of PRF; and
•	savings generated from our PIMS initiatives including lean and supply management practices.
Technical Products Group

	Three months ended
	March 28	% of		March 29	% of
In thousands	2009	sales		2008	sales

Operating income	$20,462	9.7%		$45,337	15.9%

Percentage point change		(6.2	) pts
The 6.2 percentage point decrease in Technical Products Group operating income as a percentage of sales in the first quarter of 2009 from 2008 was primarily the result of:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;
•	a decrease in sales into electronics markets that is largely attributable to reduced spending in the general electronics, data communications and telecommunication vertical markets;
•	inflationary increases related to raw materials, such as carbon steel, and labor costs; and
These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	savings generated from our PIMS initiatives, including lean and supply management practices.
Net interest expense

	Three months ended
	March 28	March 29
In thousands	2009	2008	Difference	% change

Net interest expense	$11,784	$16,089	$(4,305)	(26.8%)

The 26.8 percentage point decrease in interest expense in the first quarter of 2009 from 2008 was primarily the result of:
•	favorable impact of lower variable interest rates and lower debt levels in the first quarter of 2009; and
•	higher mix of variable rate debt in the first quarter of 2009.
Provision for income taxes

	Three months ended
	March 28	March 29
In thousands	2009	2008

Income before income taxes	$25,153	$80,321
Provision for income taxes	7,432	27,858
Effective tax rate	29.5%	34.7%

The 5.2 percentage point decrease in the effective tax rate in the first quarter of 2009 from 2008 was primarily the result of:
•	proportionally higher earnings in lower-tax rate jurisdictions during 2009; and
•	favorable adjustments in the first quarter of 2009 related to prior years’ tax returns.
We estimate our effective income tax rate for the remaining quarters of this year will be between 32% and 33% resulting in a full year effective income tax rate of between 32% and 33%.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions, financed by credit provided under our revolving credit facilities and, from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.
In light of the current global economic situation and the state of credit markets generally, we do not currently plan to make any significant acquisitions in 2009, and we do not plan to continue in 2009 the annual share repurchase programs that we have undertaken over the past few years. We are focusing on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.
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
Cash contribution requirements for our pension plans are either based upon the applicable country regulation (principally the U.S.) or are funded on a pay-as-you-go basis. We expect that our 2009 contributions to the plans will be $20 million to $25 million, an increase of over $10 million from the year earlier. The increase in 2009 expected contributions relates primarily to the impact of reduced investment return and significantly lower asset values for our U.S. qualified pension plans. Contribution requirements in the U.S. are governed by the Pension Protection Act of 2006. Our contribution requirements could continue or increase in years subsequent to 2009 unless there is an improvement in the funded status of our U.S. qualified pension plans.
Operating activities
Cash used for operating activities was $17.1 million in the first three months of 2009 compared with cash used for operating activities of $70.5 million in the prior year comparable period. The decrease in cash used for operating activities was primarily due to a decrease in cash used for working capital in the first three months of 2009, partially offset by a decrease in net income versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first three months of 2009 were $16.0 million compared with $14.0 million in the prior year period. We currently anticipate capital expenditures for fiscal 2009 will be approximately $45 million to $50 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement equipment.
On December 15, 2008, we sold our Spa/Bath business to Balboa Water Group in a cash transaction for $8.3 million including certain price adjustments based on working capital at closing. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.
On February 28, 2008, we sold our NPT business to Pool Corporation in a cash transaction for approximately $30.0 million subject to certain price adjustments. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.
Financing activities
Net cash provided by financing activities was $28.8 million in the first three months of 2009 compared with $41.2 million provided by financing activities in the prior year period. The reduction primarily relates to a net decrease in our long-term debt activity in 2009 compared to 2008. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) was entered into in the second quarter of 2007 and does not expire until June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We had borrowing capacity of $547.2 million at March 28, 2009.

The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. Borrowings under the Credit Facility bear interest at the rate of LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases (if authorized) and debt maturities over the life of the Credit Facility.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of March 28, 2009, we had no commercial paper outstanding. We classify any outstanding commercial paper as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of March 28, 2009.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $7.4 million of borrowings as of March 28, 2009.
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principle of Notes to take advantage of lower interest rates available under the Credit Facility. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon utilizing funds on hand and drawings under our Credit Facility. No other significant debt obligations mature until 2012. As a result of this transaction, we will recognize a loss of $4.6 million on early extinguishment of debt in the second quarter. The loss will include the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $4.8 million related to the redemption and other costs associated with the purchase.
Our current credit ratings are as follows:

Rating Agency	Credit Rating	Current Rating Outlook
Standard & Poor’s	BBB-	Stable
Moody’s	Baa3	Stable
On March 6, 2009, Standard & Poor’s (“S&P”) lowered our credit rating from BBB to BBB- and changed the outlook from negative to stable. S&P’s rating action reflects their expectation that the difficult global economic environment will likely delay improvement in our credit metrics, resulting in metrics that are more consistent with a BBB- rating. On March 9, 2009, Moody’s Investors Service affirmed its Baa3 rating with a stable outlook. Our credit rating continues to be an investment grade rating, which is a credit rating of BBB- or higher by S&P and Baa3 or higher by Moody’s.
Borrowings under our Credit Facility are at interest rates that vary based upon our credit rating. As a result of the rating action by S&P, the borrowing rate increased from LIBOR plus 0.50% to LIBOR plus 0.625%.
In the event of a one rating downgrade, our flexibility to access the debt capital markets may be reduced and the pricing of new debt will be adversely impacted. Additionally, the cost of borrowings under our Credit Facility would increase by an additional 0.125%.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders. In order to meet these cash requirements, we intend to use available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2009 were $17.7 million, or $0.18 per common share, compared with $16.9 million, or $0.17 per common share, in the prior year period. We have increased dividends every year for the last 33 years and expect to continue paying dividends on a quarterly basis.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at March 28, 2009 is approximately $28.1 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
There have been no material changes with respect to the contractual obligations, other than noted above, or off-balance sheet arrangements described in our 2008 Annual Report on Form 10-K.

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

	Three Months Ended
	March 28	March 28
In thousands	2009	2008

Net cash provided by (used for) continuing operations	$(17,053)	$(67,535)
Capital expenditures	(15,979)	(14,042)
Proceeds from sale of property and equipment	280	3,845

Free cash flow	(32,752)	(77,732)
Net income attributable to Pentair, Inc.	17,265	44,290

Conversion of net income attributable to Pentair, Inc.	-190%	-176%

Our free cash flow target for 2009 is $225 million.
NEW ACCOUNTING STANDARDS
See Note 2 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our 2008 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 28, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 28, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 28, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Corporation”) as of March 28, 2009 and March 29, 2008, and the related condensed consolidated statements of income for the three-month periods ended March 28, 2009 and March 29, 2008, and of cash flows for the three-month periods ended March 28, 2009 and March 29, 2008. These interim condensed consolidated financial statements are the responsibility of the Corporation’s management.
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
As discussed in Note 2 to the condensed consolidated financial statements, on January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 resulting in a change in method of accounting for noncontrolling interests.
DELOITTE & TOUCHE LLP
Minneapolis, MN
April 20, 2009

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2008 Annual Report on Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the first quarter of 2009:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Dollar Value of Shares
	Total Number		Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

January 1 - January 24, 2009	35,097	$25.59	—	$0
January 25 - February 21, 2009	7,913	$23.61	—	$0
February 22 - March 28, 2009	27,587	$19.60	—	$0

Total	70,597		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column relects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	Our board of directors has not authorized a share repurchase plan for 2009.

(d)	Our board of directors has not authorized a share repurchase plan for 2009.

ITEM 6. Exhibits
(a)	Exhibits
10.1	Form of Award Letter under the Pentair 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2009.

PENTAIR, INC.
Registrant

By	/s/ John L. Stauch

John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin

Mark C. Borin
Corporate Controller and Chief Accounting Officer

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Exhibit Index to Form 10-Q for the Period Ended March 28, 2009

10.1	Form of Award Letter under the Pentair 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.