Form 10-Q
period 2009-06-27
PENTAIR INC
filed 2009-07-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 27, 2009
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
Registrant’s telephone number, including area code: (763) 545-1730
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 27, 2009, 98,315,830 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	June 27	June 28	June 27	June 28
In thousands, except per-share data	2009	2008	2009	2008

Net sales	$693,712	$898,378	$1,327,552	$1,728,524
Cost of goods sold	497,233	619,968	961,841	1,199,420

Gross profit	196,479	278,410	365,711	529,104
Selling, general and administrative	119,104	145,610	236,379	283,713
Research and development	13,815	15,818	28,558	31,082
Legal settlement	—	20,435	—	20,435

Operating income	63,560	96,547	100,774	193,874
Other (income) expense:
Gain on sale of interest in subsidiaries	—	(109,648)	—	(109,648)
Equity losses of unconsolidated subsidiary	279	847	556	1,764
Loss on early extinguishment of debt	4,804	—	4,804	—
Net interest expense	9,833	15,862	21,617	31,951

Income from continuing operations before income taxes and noncontrolling interest	48,644	189,486	73,797	269,807
Provision for income taxes	16,217	49,649	23,649	77,507

Income from continuing operations	32,427	139,837	50,148	192,300
Loss from discontinued operations, net of tax	—	(1,102)	—	(2,138)
Loss on disposal of discontinued operations, net of tax	(78)	—	(68)	(7,137)

Net income before noncontrolling interest	32,349	138,735	50,080	183,025
Noncontrolling interest	421	—	887	—

Net income attributable to Pentair, Inc.	$31,928	$138,735	$49,193	$183,025

Net income from continuing operations attributable to Pentair, Inc.	$32,006	$139,837	$49,261	$192,300

Earnings (loss) per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.33	$1.43	$0.51	$1.96
Discontinued operations	—	(0.01)	—	(0.09)

Basic earnings per common share	$0.33	$1.42	$0.51	$1.87

Diluted
Continuing operations	$0.33	$1.41	$0.50	$1.93
Discontinued operations	—	(0.01)	—	(0.09)

Diluted earnings per common share	$0.33	$1.40	$0.50	$1.84

Weighted average common shares outstanding
Basic	97,507	98,062	97,445	98,172
Diluted	98,422	99,509	98,145	99,462

Cash dividends declared per common share	$0.18	$0.17	$0.36	$0.34
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 27	December 31	June 28
In thousands, except share and per-share data	2009	2008	2008

Assets
Current assets
Cash and cash equivalents	$38,118	$39,344	$74,616
Accounts and notes receivable, net	462,106	461,081	551,653
Inventories	362,743	417,287	424,277
Deferred tax assets	51,465	51,354	51,961
Prepaid expenses and other current assets	50,111	63,113	46,104
Current assets of discontinued operations	—	—	20,527

Total current assets	964,543	1,032,179	1,169,138

Property, plant and equipment, net	340,884	343,881	375,453

Other assets
Goodwill	2,106,026	2,101,851	2,152,628
Intangibles, net	504,674	515,508	554,216
Other	61,118	59,794	78,734
Non-current assets of discontinued operations	—	—	13,853

Total other assets	2,671,818	2,677,153	2,799,431

Total assets	$3,977,245	$4,053,213	$4,344,022

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$6,143	$—	$217
Current maturities of long-term debt	122	624	4,442
Accounts payable	212,973	217,898	237,302
Employee compensation and benefits	71,674	90,210	98,640
Current pension and post-retirement benefits	8,890	8,890	8,557
Accrued product claims and warranties	36,780	41,559	47,155
Income taxes	14,668	5,451	19,246
Accrued rebates and sales incentives	26,286	28,897	36,578
Other current liabilities	84,491	104,975	129,775
Current liabilities of discontinued operations	—	—	771

Total current liabilities	462,027	498,504	582,683

Other liabilities
Long-term debt	883,281	953,468	1,024,160
Pension and other retirement compensation	270,588	270,139	171,923
Post-retirement medical and other benefits	32,847	34,723	35,094
Long-term income taxes payable	26,906	28,139	24,442
Deferred tax liabilities	150,167	146,559	188,498
Other non-current liabilities	96,016	101,612	95,544
Non-current liabilities of discontinued operations	—	—	1,483

Total liabilities	1,921,832	2,033,144	2,123,827

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,315,830, 98,276,919 and 98,898,606 shares issued and outstanding, respectively	16,386	16,379	16,483
Additional paid-in capital	458,257	451,241	465,141
Retained earnings	1,471,436	1,457,676	1,445,504
Accumulated other comprehensive income	(3,892)	(26,615)	170,107
Noncontrolling interest	113,226	121,388	122,960

Total shareholders’ equity	2,055,413	2,020,069	2,220,195

Total liabilities and shareholders’ equity	$3,977,245	$4,053,213	$4,344,022

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 27	June 28
In thousands	2009	2008

Operating activities
Net income before noncontrolling interest	$50,080	$183,025
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	—	2,138
Loss on disposal of discontinued operations	68	7,137
Equity losses of unconsolidated subsidiary	556	1,764
Depreciation	29,634	30,335
Amortization	14,601	13,101
Deferred income taxes	464	21,037
Stock compensation	9,087	11,932
Excess tax benefits from stock-based compensation	(582)	(776)
Gain on sale of assets	(286)	(443)
Gain on sale of interest in subsidiaries	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,556	(83,345)
Inventories	55,703	(20,776)
Prepaid expenses and other current assets	13,532	(7,854)
Accounts payable	(3,436)	11,869
Employee compensation and benefits	(21,821)	(18,265)
Accrued product claims and warranties	(4,792)	(2,366)
Income taxes	9,066	3,182
Other current liabilities	(23,234)	31,084
Pension and post-retirement benefits	(1,433)	3,320
Other assets and liabilities	(2,205)	4,986

Net cash provided by (used for) continuing operations	126,558	81,437
Net cash provided by (used for) operating activities of discontinued operations	(1,408)	(5,963)

Net cash provided by (used for) operating activities	125,150	75,474

Investing activities
Capital expenditures	(28,850)	(26,191)
Proceeds from sale of property and equipment	563	3,802
Acquisitions, net of cash acquired	—	6,237
Divestitures	920	29,959
Other	(10)	—

Net cash provided by (used for) investing activities	(27,377)	13,807

Financing activities
Net short-term borrowings (repayments)	6,024	(13,965)
Proceeds from long-term debt	400,000	279,405
Repayment of long-term debt	(470,187)	(297,740)
Debt issuance costs	(50)	(50)
Excess tax benefits from stock-based compensation	582	776
Proceeds from exercise of stock options	996	2,175
Repurchases of common stock	—	(21,721)
Dividends paid	(35,433)	(33,747)

Net cash provided by (used for) financing activities	(98,068)	(84,867)

Effect of exchange rate changes on cash and cash equivalents	(931)	(593)

Change in cash and cash equivalents	(1,226)	3,821
Cash and cash equivalents, beginning of period	39,344	70,795

Cash and cash equivalents, end of period	$38,118	$74,616

See accompanying notes to condensed consolidated financial statements.

Pentair Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		other				Comprehensive
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		income attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069

Net income				49,193		49,193	887	50,080	$49,193
Change in cumulative translation adjustment					19,376	19,376	(9,049)	10,327	19,376
Changes in market value of derivative financial instruments					3,347	3,347		3,347	3,347

Comprehensive income									$71,916

Cash dividends — $0.36 per common share				(35,433)		(35,433)		(35,433)
Exercise of stock options, net of 104,554 shares tendered for payment	70,686	12	601			613		613
Issuance of restricted shares, net of cancellations	36,782	7	475			482		482
Amortization of restricted shares			3,746			3,746		3,746
Shares surrendered by employees to pay taxes	(68,557)	(12)	(1,568)			(1,580)		(1,580)
Stock compensation			3,762			3,762		3,762

Balance — June 27, 2009	98,315,830	$16,386	$458,257	$1,471,436	$(3,892)	$1,942,187	$113,226	$2,055,413

					Accumulated
			Additional		other				Comprehensive
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		income attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$121,866	$1,910,871	$—	$1,910,871

Net income				183,025		183,025		183,025	$183,025
Change in cumulative translation adjustment					46,887	46,887		46,887	46,887
Changes in market value of derivative financial instruments					1,354	1,354		1,354	1,354

Comprehensive income									$231,266

Cash dividends — $0.34 per common share				(33,747)		(33,747)		(33,747)
Share repurchases	(654,118)	(109)	(22,312)			(22,421)		(22,421)
Exercise of stock options, net of 61,612 shares tendered for payment	132,166	22	1,685			1,707		1,707
Issuance of restricted shares, net of cancellations	272,702	45	392			437		437
Amortization of restricted shares			5,232			5,232		5,232
Shares surrendered by employees to pay taxes	(73,975)	(12)	(2,476)			(2,488)		(2,488)
Stock compensation			6,378			6,378		6,378
PRF acquisition							122,960	122,960

Balance — June 28, 2008	98,898,606	$16,483	$465,141	$1,445,504	$170,107	$2,097,235	$122,960	$2,220,195

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
2. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact it will have on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009.  We are evaluating the impact it will have on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. We adopted these FSPs effective June 15, 2009. The adoption of these FSP’s did not have a material impact on our consolidated financial position or results of operations.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
3. Stock-based Compensation
Total stock-based compensation expense was $4.4 million and $5.5 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was $9.1 million and $11.9 million for the six months ended June 27, 2009 and June 28, 2008, respectively.
During the first half of 2009, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of two to five years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards was $2.6 million and $2.4 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was $5.3 million and $5.5 million for the six months ended June 27, 2009 and June 28, 2008, respectively.
During the first half of 2009, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the effective date of grant and are typically expensed over the vesting period. Total compensation expense for stock option awards was $1.8 million and $3.1 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was $3.8 million and $6.4 million for the six months ended June 27, 2009 and June 28, 2008, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	June 27	June 28
	2009	2008

Expected stock price volatility	32.5%	27.0%
Expected life	5.2 yrs	4.8 yrs
Risk-free interest rate	2.24%	3.16%
Dividend yield	2.82%	1.91%
There were no options granted during the second quarter of 2009. The weighted-average fair value of options granted during the second quarter of 2008 was $7.38 per share.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008
Weighted average common shares outstanding — basic	97,507	98,062	97,445	98,172
Dilutive impact of stock options and restricted stock	915	1,447	700	1,290

Weighted average common shares outstanding — diluted	98,422	99,509	98,145	99,462

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	6,386	2,177	7,157	3,719
5. Restructuring
During 2008 and the first six months of 2009, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the reduction in hourly and salaried headcount of approximately 2,100 employees, of which 1,600 were in the Water Group and 500 were in the Technical Products Group. We expect these restructuring actions to generally be completed by the end of 2009.
Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits of $3.2 million and $2.7 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was $6.0 million and $2.7 million for the six months ended June 27, 2009 and June 28, 2008, respectively.
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows:

In thousands

Balance at December 31, 2008	$34,174

Costs incurred	6,048
Cash payments and other	(22,016)

Balance at June 27, 2009	$18,206

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
With the formation of Pentair Residential Filtration, we believe we are better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole-house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.
The fair value of the 80.1% interest in the global water softener and residential water filtration business of GE Water & Process Technologies acquired was determined using both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based on certain key assumptions including a discount rate based on a computed weighted average cost of capital and expected long-term revenue and expense growth rates. The market approach indicates the fair value of a business based on a comparison of the business to guideline publicly traded companies and transactions in its industry.
The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was approximately $137.6 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $66.5 million, including definite-lived intangibles, such as customer relationships, proprietary technology and trade names with a weighted average amortization period of approximately 15 years.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The following pro forma condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of the first quarter of 2008.

	Three months ended	Six months ended
	June 28	June 28
In thousands, except share and per-share data	2008	2008

Pro forma net sales from continuing operations	$927,962	$1,782,997
Pro forma net income from continuing operations	139,837	192,300
Income (loss) from discontinued operations, net of tax	(1,102)	(9,275)
Pro forma net income	138,735	183,025
Pro forma earnings per common share — continuing operations
Basic	$1.43	$1.96
Diluted	$1.41	$1.93

Weighted average common shares outstanding
Basic	98,062	98,172
Diluted	99,509	99,462

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
7. Discontinued Operations
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction for $8.3 million including certain price adjustments based on working capital at closing.  On June 15, 2009 we received $0.9 million for the final purchase price adjustment, resulting in an incremental pre-tax gain on disposal of discontinued operations of $0.9 million or $0.6 million net of tax.  The results of Spa/Bath have been reported as discontinued operations for all periods presented.  The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.  Goodwill of $5.6 million was included in the assets of Spa/Bath.
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
In 2004, we completed the sale of our former Tools Group to The Black & Decker Corporation. In the second quarter of 2009, we reported an additional loss from discontinued operations of $0.6 million related to a prior year tax item for the Tools Group.
Operating results of the discontinued operations for the three and six months ended June 27, 2009 and June 28, 2008, respectively, are summarized below:

	Three months ended		Six months ended
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008

Net sales	$—	$11,379	$—	$28,722
Loss from discontinued operations before income taxes	—	(1,545)	—	(4,016)
Income tax benefit on operations	—	443	—	1,878

Loss from discontinued operations, net of income taxes	—	(1,102)	—	(2,138)
Gain (loss) on disposal of discontinued operations, before taxes	921	—	929	(6,588)
Income tax expense on gain	(999)	—	(997)	(549)

Loss on disposal of discontinued operations, net of tax	$(78)	$—	$(68)	$(7,137)

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Net assets and liabilities of discontinued operations consist of the following:

June 28
In thousands	2008

Accounts and notes receivable, net	$7,275
Inventories	13,144
Other current assets	108

Current assets of discontinued operations	20,527

Property, plant and equipment, net	4,017
Goodwill	5,601
Other non-current assets	4,235

Non-current assets of discontinued operations	13,853

Total assets	$34,380

Accounts payable	$1,354
Other current liabilities	(583)

Current liabilities of discontinued operations	771

Deferred income tax	716
Other non-current liabilities	767

Non-current liabilities of discontinued operations	1,483

Total liabilities	2,254

Net assets of discontinued operations	$32,126

8. Inventories
Inventories were comprised of:

	June 27	December 31	June 28
In thousands	2009	2008	2008

Raw materials and supplies	$196,224	$212,792	$211,904
Work-in-process	45,013	53,241	52,199
Finished goods	121,506	151,254	160,174

Total inventories	$362,743	$417,287	$424,277

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 27, 2009 and June 28, 2008 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2008	Acquisitions/Other	Translation	June 27, 2009

Water Group	$1,818,470	$(1,078)	$4,174	$1,821,566
Technical Products Group	283,381	—	1,079	284,460

Consolidated Total	$2,101,851	$(1,078)	$5,253	$2,106,026

			Foreign Currency
In thousands	December 31, 2007	Acquisitions/Other	Translation	June 28, 2008
Water Group	$1,706,626	$130,210	$21,824	$1,858,660
Technical Products Group	292,493	(46)	1,521	293,968

Consolidated Total	$1,999,119	$130,164	$23,345	$2,152,628

In 2008, goodwill allocated to divested businesses was $5.6 million.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Intangible assets, other than goodwill, were comprised of:

	June 27, 2009			December 31, 2008			June 28, 2008
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,441	$(10,729)	$4,712	$15,427	$(9,774)	$5,653	$15,478	$(8,863)	$6,615
Non-compete agreements	4,522	(4,522)	—	4,722	(4,566)	156	4,722	(4,316)	406
Proprietary technology	72,792	(20,719)	52,073	72,375	(17,652)	54,723	73,996	(15,052)	58,944
Customer relationships	284,397	(56,233)	228,164	283,015	(46,841)	236,174	296,372	(39,015)	257,357
Brand names	1,536	(154)	1,382	961	(77)	884	1,602	—	1,602

Total finite-life intangibles	$378,688	$(92,357)	$286,331	$376,500	$(78,910)	$297,590	$392,170	$(67,246)	$324,924

Indefinite-life intangibles
Brand names	218,343	—	218,343	217,918	—	217,918	229,292	—	229,292

Total intangibles, net	$597,031	$(92,357)	$504,674	$594,418	$(78,910)	$515,508	$621,462	$(67,246)	$554,216

Intangible asset amortization expense was approximately $7.3 million and $5.9 million for the three months ended June 27, 2009 and June 28, 2008, respectively, and was approximately $13.4 million and $12.4 million for the six months ended June 27, 2009 and June 28, 2008, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2009 and the next five years is as follows:

In thousands	2009 Q3-Q4	2010	2011	2012	2013	2014

Estimated amortization expense	$12,916	$25,388	$25,384	$24,271	$24,111	$23,787
10. Debt
Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	June 27	December 31	June 28
In thousands	June 27, 2009	(Year)	2009	2008	2008

Commercial paper	—	—	$—	$249	$49,383
Revolving credit facilities	0.95%	2012	278,200	214,200	116,500
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	1.52%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	—	133,900	250,000
Other	2.80%	2009-2016	6,346	275	6,478

Total contractual debt obligations			889,546	953,624	1,027,361
Deferred income related to swaps			—	468	1,458

Total debt, including current portion per balance sheet			889,546	954,092	1,028,819
Less: Current maturities			(122)	(624)	(4,442)
Short-term borrowings			(6,143)	—	(217)

Long-term debt			$883,281	$953,468	$1,024,160

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
Total availability under our existing Credit Facility was $521.8 million as of June 27, 2009.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of June 27, 2009, we had no commercial paper outstanding.

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The commercial paper and Notes, (as defined below) were classified as long-term as we had the intent and have since refinanced such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $6.1 million of borrowings as of June 27, 2009.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants in our debt agreements as of June 27, 2009.
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
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of Notes. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Debt outstanding at June 27, 2009 matures on a calendar year basis as follows:

In thousands	2009 Q3-Q4	2010	2011	2012	2013	2014	Thereafter	Total

Contractual debt obligation maturities	$6,211	$88	$11	$383,206	$200,007	$8	$300,015	$889,546
11. Derivatives and Financial Instruments
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
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the 0.50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $8.5 million, $10.7 million and $3.4 million at June 27, 2009, December 31, 2008 and June 28, 2008, respectively, and was recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the 0.60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $8.3 million, $11.6 million and $2.3 million at June 27, 2009, December 31, 2008 and June 28, 2008, respectively, and was recorded in Other non-current liabilities.
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

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Failure of one or more of our swap counterparties would result in the loss of any benefit to us of the swap agreement. In this case, we would continue to be obligated to pay the variable interest payments per the underlying debt agreements which are at variable interest rates of 3 month LIBOR plus 0.50% for $105 million of debt and 3 month LIBOR plus 0.60% for $100 million of debt. Additionally, failure of one or all of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.
At June 27, 2009, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by SFAS 157.
12. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended June 27, 2009 was 32.0% compared to 28.7% for the six months ended June 28, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at June 27, 2009 is estimated to be approximately $28.3 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.
13. Benefit Plans
Components of net periodic benefit cost for the three months ended June 27, 2009 and June 28, 2008 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008

Service cost	$3,066	$3,529	$53	$65
Interest cost	8,116	8,174	595	634
Expected return on plan assets	(7,563)	(7,475)	—	—
Amortization of transition obligation	14	12	—	—
Amortization of prior year service cost (benefit)	5	44	(11)	(34)
Recognized net actuarial loss (gains)	17	68	(831)	(825)

Net periodic benefit cost	$3,655	$4,352	$(194)	$(160)

	Six months ended
	Pension benefits		Post-retirement
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008

Service cost	$6,133	$7,058	$107	$130
Interest cost	16,231	16,348	1,189	1,268
Expected return on plan assets	(15,126)	(14,950)	—	—
Amortization of transition obligation	28	24	—	—
Amortization of prior year service cost (benefit)	11	88	(21)	(68)
Recognized net actuarial loss (gains)	35	136	(1,663)	(1,650)

Net periodic benefit cost	$7,312	$8,704	$(388)	$(320)

Pentair, Inc. and subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Business Segments
Financial information by reportable segment for the three and six months ended June 27, 2009 and June 28, 2008 is shown below:

	Three months ended		Six months ended
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008

Net sales to external customers
Water Group	$486,990	$594,118	$910,922	$1,138,804
Technical Products Group	206,722	304,260	416,630	589,720

Consolidated	$693,712	$898,378	$1,327,552	$1,728,524

Intersegment sales
Water Group	$198	$139	$487	$511
Technical Products Group	600	1,034	833	2,172
Other	(798)	(1,173)	(1,320)	(2,683)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$49,781	$59,475	$76,757	$124,510
Technical Products Group	23,578	49,732	44,040	95,069
Other	(9,799)	(12,660)	(20,023)	(25,705)

Consolidated	$63,560	$96,547	$100,774	$193,874

Other sales and operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranties for the six months ended June 27, 2009 and June 28, 2008 were as follows:

	June 27	December 31	June 28
In thousands	2009	2008	2008

Balance at beginning of the year	$31,559	$39,077	$39,077
Service and product warranty provision	28,041	62,655	33,248
Payments	(32,833)	(70,373)	(35,614)
Acquired	—	599	184
Translation	13	(399)	260

Balance at end of the period	$26,780	$31,559	$37,155

16. Commitments and Contingencies
Environmental and Litigation
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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2008 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, inflation or deflation, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	continued deterioration in or stabilization of the global economy;

•	continued deterioration in or stabilization of the North America housing market;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, inventory risks due to shifts in market demand and costs associated with moving production overseas;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring and other cost reduction actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
With the formation of Pentair Residential Filtration, we believe we are better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to improve our revenue growth by selling GE’s existing residential conditioning products through our sales channels.
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
Key Trends and Uncertainties
The following trends and uncertainties affected the first six months of our financial performance in 2009 and will likely impact our results in the future:
•	Many markets we serve have slowed dramatically as a result of the tumultuous credit markets and the resulting recession. We have identified specific product and geographic markets we serve that we believe will stagnate, contract or continue contracting in 2009, as noted below. We expect to continue restructuring our operations serving those markets in order to reduce or relocate capacity, to reduce labor and material costs, to optimize our manufacturing footprint and to simplify our business structure until our capacity is aligned with our anticipated volume prospects in these markets. We have also identified specific markets in which we participate that we believe will continue to grow over this period and are selectively reinforcing our businesses in these markets. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operations for 2009 and beyond.

•	New home building and new pool starts have contracted for each of the past three years in the United States and have slowed significantly in Europe as well. We believe that construction of new homes and new pool starts in North America affect approximately 10% - 15% of sales of our water businesses, while repair, replacement and refurbishment account for approximately 15% - 20% of sales in these businesses. We expect the current recession to continue to adversely impact our sales in our Water Group for all or a significant portion of 2009. As sales of products into these domestic residential end-markets continued to slow appreciably, we have reduced our investments in businesses in those markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly during the fourth quarter of 2008, and this weakness has continued throughout the first half of 2009. We have a high level of uncertainty over the course of the economy and hence the strength of many of our significant markets both in the United States and around the world for the balance of 2009 and beyond. We have reduced our investments in businesses in these markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.

•	We experienced material cost and other inflation in a number of our businesses during 2008. To offset this inflation, we implemented productivity improvements and selective increases in selling prices to help mitigate inflationary cost increases we experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs. We expect the current economic environment will result in price volatility for many of our raw materials; material costs have declined in the fourth quarter of 2008 and the first half of 2009, and we believe they will continue to decline so long as general economic conditions remain weak. We believe that these cost decreases have begun to be realized in our results of operations in the second quarter of 2009. Our ability to fully realize the benefit of raw material cost reductions may be tempered by market pressure to lower pricing to our customers as a result of lower material cost.

•	As a result of the dramatic fall in securities and other investment markets over 2008, our unfunded pension liabilities increased from fiscal year end 2007 to fiscal year end 2008 from $147 million to $257 million, or an increase of $110 million primarily reflecting our reduced investment return and significantly lower asset values in our US defined benefit plans through the end of 2008. This will increase our 2009 contributions to the plans to approximately $20-$25 million, an increase of over $10 million from the year earlier. These amounts differ from the expected contribution amounts described in our 2008 Form 10-K due to regulatory changes enacted during the first quarter of 2009 that had the effect of reducing our required contributions.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. In the current economic climate, we have focused in particular upon maximizing free cash flow by reducing working capital in order to maximize our repayment of indebtedness and maintain our investment grade credit rating. Free cash flow for the first half of 2009 exceeded $98 million, or conversion of 199% of net income, compared to $59 million, or 31% conversion, in the first half of 2008, and $164 million, or 72% conversion of our net income for full year 2008. Our target for free cash flow in 2009 continues to be $225 million. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. While we believe that this seasonality will continue in the third quarter of 2009, due to the unknown impact of the current economic situation, we are uncertain of the size and impact of the seasonal spike for the year. While we experienced a seasonal increase in sales in the pool equipment business in the second quarter of 2009, the increase has not matched that of prior pool seasons. In addition, our primary geographic markets did not have unusual weather, which further limited seasonal impact in our residential and agricultural water systems.

•	We experienced year over year favorable foreign currency effects on net sales and operating results in the first nine months of 2008, due to the weakening of the U.S. dollar in relation to other foreign currencies, which reversed in the fourth quarter of 2008 and first half of 2009. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	On June 28, 2008, we formed Pentair Residential Filtration in order to expand our product lines, accelerate opportunities to provide our customers complete water filtration systems, increase revenue growth and exploit cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008. Integration and inventory step-up costs arising out of the formation of the PRF business amounted to approximately $7 million in 2008. We believe we will continue to incur integration costs and manufacturing inefficiencies as we combine facilities. We anticipate substantially all facility closures and related integration expenses to be completed by the end of the third quarter of 2009.

•	The effective income tax rate for the six months ended June 27, 2009 was 32.0% compared to 28.7% for the six months ended June 28, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2009, our operating objectives include the following:
•	Continuing to restructure our operations in challenging markets while investing in more favorable markets and geographies;

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Stressing proactive talent development, particularly in international management and other key functional areas; and

•	Completing integration of the PRF business and prior acquisitions, and realizing identified synergistic opportunities.
Our sales revenue for the second quarter of 2009 was approximately $694 million, at the lower end of our earlier estimates, decreasing 22.8% in revenue from sales in the second quarter of 2008. Sales revenue for the first half of 2009 dropped from approximately $1.73 billion in 2008 to $1.33 billion in 2009, or 23.2%. Water Group sales declines moderated from 22% in the first quarter of 2009 to 18% in the second quarter, compared to the same periods in 2008, reflecting some stabilization of order rates toward the end of the second quarter 2009. Our Technical Products Group saw a bigger decline in sales from 26% in the first quarter of 2009 to 32% in the second quarter, compared to the same periods in 2008, largely attributable to record second quarter sales in the prior year and modest sequential deterioration in quarterly orders in the second quarter. Sequentially, the Technical Products Group’s sales declined approximately $3 million, and some stabilization in order rates was observed in June 2009.
In December 2008, we initiated earnings guidance for the year 2009 that anticipated our earnings to be $1.70 to $2.00 per share on a diluted basis. On April 21, 2009, we revised our full year guidance for 2009 to equal or exceed $1.40 per share on a diluted basis, due to the significantly lower volume of sales and order activity we saw in the first quarter, as well as the continued uncertainty about the economic performance trajectory for the calendar year both in the United States and globally. On July 21, 2009, we reiterated our full year adjusted earnings per share guidance of at least $1.40, on a fully-diluted basis. As noted above, significant deterioration in general economic conditions in our primary markets and geographies beyond what we have seen in the first half would adversely impact our revenues and financial performance.

This outlook is based on several variables. First, our guidance anticipates revenue declines in our businesses throughout 2009 of approximately 20% as a result of overall market conditions, bringing our total revenue to approximately $2.6-$2.7 billion for the full year. Second, we expect to benefit in the second half of 2009 from restructuring and other market-related expense reduction efforts taken during 2008 and early in 2009. Third, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and commodity deflation.
We believe that sales for the third quarter of 2009 will range from approximately $675 to $695 million, compared to $856 million achieved in 2008, or a decrease of approximately 18-20% from the year-earlier third quarter. This drop would be a sequential improvement over the reduction in revenues realized in the first and second quarters, as compared with the prior year quarter, due to the continuing impact of the global recession. While we have seen some improvements in certain markets and regions in the second quarter, the order rates in most of our markets have only begun to stabilize somewhat in June. We do not expect any significant strengthening of our end markets generally until sometime in 2010.
We have heightened our focus on increasing the conversion of our net income into free cash flow from that achieved in 2008. In addition, in response to continuing turbulence in the credit markets, we are taking actions we believe will help maintain our liquidity, increase our capital resources, and repay indebtedness at a faster rate than would otherwise be the case. We did not implement our stock buyback program for 2009, as we have in the past, nor do we currently intend to make any significant cash acquisitions until credit markets and business conditions stabilize.
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
RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 27	June 28			June 27	June 28
In thousands	2009	2008	$ change	% change	2009	2008	$ change	% change

Net sales	$693,712	$898,378	$(204,666)	(22.8%)	$1,327,552	$1,728,524	$(400,972)	(23.2%)

The components of the net sales change in 2009 from 2008 were as follows:

	% Change from 2008
Percentages	Three months	Six months

Volume	(21.7)	(22.6)
Price	1.6	2.4
Currency	(2.7)	(3.0)

Total	(22.8)	(23.2)

Consolidated net sales
The 22.8 percent and 23.2 percent decreases in consolidated net sales in the second quarter and first half, respectively, of 2009 from 2008 were primarily driven by:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets;

•	lower Technical Products Group sales in both the Electrical and Electronics businesses; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume due to the formation of PRF.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Six months ended
	June 27	June 28			June 27	June 28
In thousands	2009	2008	$ change	% change	2009	2008	$ change	% change

Water Group	$486,990	$594,118	$(107,128)	(18.0%)	$910,922	$1,138,804	$(227,882)	(20.0%)
Technical Products Group	206,722	304,260	(97,538)	(32.1%)	416,630	589,720	(173,090)	(29.4%)

Total	$693,712	$898,378	$(204,666)	(22.8%)	$1,327,552	$1,728,524	$(400,972)	(23.2%)

Water Group
The 18.0 percent and 20.0 percent decreases in Water Group net sales in the second quarter and first half, respectively, of 2009 from 2008 were primarily driven by:
•	organic sales decline (excluding acquisitions and foreign currency exchange) primarily due to lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume due to the formation of PRF.
Technical Products Group
The 32.1 percent and 29.4 percent decreases in Technical Product Group net sales in the second quarter and first half, respectively, of 2009 from 2008 were primarily driven by:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales to electronics markets that was largely attributable to reduced spending in the data communication, general electronics, and telecommunication vertical markets; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases.
Gross profit

	Three months ended					Six months ended
	June 27	% of		June 28	% of	June 27	% of		June 28	% of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

Gross Profit	$196,479	28.3%		$278,410	31.0%	$365,711	27.6%		$529,104	30.6%

Percentage point change		(2.7	)pts				(3.0	)pts

The 2.7 percent and 3.0 percent decreases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2009 from 2008 were primarily the result of:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns;

•	lower sales volume in our Technical Products Group and lower fixed cost absorption resulting from that volume decline; and

•	inflationary increases related to raw materials and labor costs.
These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives, including lean and supply management practices.
Selling, general and administrative (SG&A)

	Three months ended					Six months ended
	June 27	% of		June 28	% of	June 27	% of		June 28	% of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

*SG&A	$119,104	17.1%		$166,045	18.5%	$236,379	17.8%		$304,148	17.6%

Percentage point change		(1.4	)pts				0.2	pts

*	Includes Legal settlement of $20.4 million, which is presented on a separate line in the Condensed Consolidated Statements of Income
The 1.4 percentage point decrease in SG&A expense as a percentage of sales in the second quarter of 2009 from 2008 was primarily due to:
•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009; and

•	reduced costs related to productivity actions taken throughout 2008 and the first half of 2009 to consolidate facilities and streamline general and administrative costs.
These decreases were partially offset by
•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;

•	expense associated with restructuring actions in both our Water and Technical Products Groups during the second quarter of 2009;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
The 0.2 percentage point increase in SG&A expense as a percentage of sales in the first half of 2009 from 2008 was primarily due to:
•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;

•	expense associated with restructuring actions in both our Water and Technical Products Groups during the first half of 2009;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
These increases were offset by:

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009; and

•	reduced costs related to productivity actions taken throughout 2008 and the first half of 2009 to consolidate facilities and streamline general and administrative costs.
Research and development (R&D)

	Three months ended				Six months ended
	June 27	% of	June 28	% of	June 27	% of	June 28	% of
In thousands	2009	sales	2008	sales	2009	sales	2008	sales

R&D	$13,815	2.0%	$15,818	1.8%	$28,558	2.2%	$31,082	1.8%

Percentage point change		0.2 pts				0.4 pts
The 0.2 percentage point and 0.4 percentage point increases in R&D expense as a percentage of sales in the second quarter and first half, respectively, of 2009 were primarily due to:
•	lower sales volume and the resultant loss of leverage on the R&D expense spending.
Operating income
Water Group

	Three months ended				Six months ended
	June 27	% of	June 28	% of	June 27	% of	June 28	% of
In thousands	2009	sales	2008	sales	2009	sales	2008	sales

Operating income	$49,781	10.2%	$59,475	10.0%	$76,757	8.4%	$124,510	10.9%

Percentage point change		0.2 pts				(2.5) pts
The 0.2 percentage point increase in Water Group operating income as a percentage of net sales in the second quarter of 2009 as compared to 2008 was primarily the result of:
•	selective increases in selling prices to mitigate inflationary cost increases;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were offset by:
•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;

•	restructuring actions taken in the first half of 2009; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
The 2.5 percentage point decrease in Water Group operating income as a percentage of net sales in the first half of 2009 as compared to 2008 was primarily the result of:
•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;

•	restructuring actions taken in the first half of 2009; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
Technical Products Group

	Three months ended				Six months ended
	June 27	% of	June 28	% of	June 27	% of	June 28	% of
In thousands	2009	sales	2008	sales	2009	sales	2008	sales

Operating income	$23,578	11.4%	$49,732	16.3%	$44,040	10.6%	$95,069	16.1%

Percentage point change		(4.9) pts				(5.5) pts
The 4.9 percentage point and 5.5 percentage point decreases in Technical Products Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2009 from 2008 were primarily the result of:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales into electronics markets that was largely attributable to reduced spending in the general electronics, data communication and telecommunication vertical markets; and

•	inflationary increases related to raw materials, such as carbon steel, and labor costs.
These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Net interest expense

	Three months ended				Six months ended
	June 27	June 28			June 27	June 28
In thousands	2009	2008	Difference	% change	2009	2008	Difference	% change

Net interest expense	$9,833	$15,862	$(6,029)	(38.0%)	$21,617	$31,951	$(10,334)	(32.3%)

The 38.0 percentage point and 32.3 percentage point decreases in interest expense in the second quarter and first half, respectively, of 2009 from 2008 were primarily the result of:
•	favorable impact of lower variable interest rates and lower debt levels in the first half of 2009 in part attributable to the redemption on April 15, 2009 of our 7.85% Senior Notes due 2009 (the Notes”), and

•	higher mix of variable rate debt in the first half of 2009.
Provision for income taxes

	Three months ended		Six months ended
	June 27	June 28	June 27	June 28
In thousands	2009	2008	2009	2008

Income before income taxes	$48,644	$189,486	$73,797	$269,807
Provision for income taxes	16,217	49,649	23,649	77,507
Effective tax rate	33.3%	26.2%	32.0%	28.7%

The 7.1 percentage point and 3.3 percentage point increases in the effective tax rate in the second quarter and first half, respectively, of 2009 from 2008 were primarily the result of:
•	a portion of the gain on the 2008 GE transaction was taxed at a rate of 0%.
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
In light of the current global economic situation and the state of credit markets generally, we do not currently plan to make any significant acquisitions in 2009, and we have not continued the annual share repurchase programs in 2009 that we have undertaken over the past few years. We are focusing on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.
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
Operating activities
Cash provided by operating activities was $125.2 million in the first six months of 2009 compared with cash provided by operating activities of $75.5 million in the prior year comparable period. The increase in cash provided by operating activities was primarily due to cash generated from working capital reductions in the first six months of 2009, offset by a decrease in net income after adjusting for the $109.6 million gain in 2008, versus the same period of last year. In the future, we expect our working capital ratios to improve as we are able to capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first six months of 2009 were $28.9 million compared with $26.2 million in the prior year period. We currently anticipate capital expenditures for fiscal 2009 will be approximately $45 million to $50 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement equipment.
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
Financing activities
Net cash used for financing activities was $98.1 million in the first six months of 2009 compared with $84.9 million used for financing activities in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase company stock in 2008, cash received from stock option exercises, and tax benefits related to stock-based compensation.
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) was entered into in the second quarter of 2007 and does not expire until June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We had borrowing capacity of $521.8 million at June 27, 2009.
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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of June 27, 2009, we had no commercial paper outstanding. We classify any outstanding commercial paper as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of June 27, 2009.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had $6.1 million of borrowings as of June 27, 2009.
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
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principle of Notes to take advantage of lower interest rates available under the Credit Facility. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon utilizing funds on hand and drawings under our Credit Facility. No other significant debt obligations mature until 2012. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Our current credit ratings are as follows:

Rating Agency	Credit Rating	Current Rating Outlook
Standard & Poor’s	BBB-	Stable
Moody’s	Baa3	Negative
On March 6, 2009, Standard & Poor’s (“S&P”) lowered our credit rating from BBB to BBB- and changed the outlook from negative to stable. S&P’s rating action reflects their expectation that the difficult global economic environment will likely delay improvement in our credit metrics, resulting in metrics that are more consistent with a BBB- rating. On May 1, 2009, Moody’s Investors Service affirmed its Baa3 rating and changed the outlook from stable to negative. Our credit rating continues to be an investment grade rating, which is a credit rating of BBB- or higher by S&P and Baa3 or higher by Moody’s.
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
Dividends paid in the first six months of 2009 were $35.4 million, or $0.18 per common share, compared with $33.7 million, or $0.17 per common share, in the prior year period. We have increased dividends every year for the last 33 years and expect to continue paying dividends on a quarterly basis.
The total gross liability for uncertain tax positions under FASB Interpretation No. 48 at June 27, 2009 is approximately $28.3 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
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

	Six months ended
	June 27	June 28
In thousands	2009	2008

Net cash provided by (used for) continuing operations	$126,558	$81,437
Capital expenditures	(28,850)	(26,191)
Proceeds from sale of property and equipment	563	3,802

Free cash flow	98,271	59,048
Net income from continuing operations attributable to Pentair, Inc.	49,261	192,300

Conversion of net income from continuing operations attributable to Pentair, Inc.	199%	31%

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 27, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 27, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 27, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of June 27, 2009 and June 28, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 27, 2009 and June 28, 2008, and of cash flows and shareholders’ equity for the six-month periods ended June 27, 2009 and June 28, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pentair, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of FASB Statement No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, (not presented herein); and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to reclassify the December 31, 2008 consolidated balance sheet of Pentair, Inc. and subsidiaries (not presented herein) for the adoption. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
DELOITTE & TOUCHE LLP
Minneapolis, MN
July 20, 2009

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2008 Annual Report on Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2008 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the second quarter of 2009:

			(c)	(d)
	(a)		Total Number of Shares	Dollar Value of Shares
	Total Number	(b)	Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

March 29 - April 25, 2009	54,961	$24.99	—	$0
April 26 - May 23, 2009	51,043	$28.03	—	$0
May 24 - June 27, 2009	—	—	—	$0

Total	106,004		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column relects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	Our board of directors has not authorized a share repurchase plan for 2009.

(d)	Our board of directors has not authorized a share repurchase plan for 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s annual meeting of shareholders was held on April 30, 2009. There were 98,255,202 shares of Common Stock entitled to vote at the meeting and a total of 84,674,359 shares (86.18%) were represented at the meeting.
Proposal 1. — Election of Directors
To elect three directors of the Company to terms expiring in 2012. Each nominee for director was elected by a vote of the shareholders as follows:

Nominees	Votes For	Votes Against	Abstain
Charles A. Haggerty	77,078,558	7,185,521	410,280
Randall J. Hogan	78,226,440	6,110,152	337,767
David A. Jones	78,820,552	5,096,272	757,535
The Company’s other directors who were in office prior to the annual meeting of shareholders and with terms of office that continue after the annual meeting of shareholders are Leslie Abi-Karam, Glynis A. Bryan, Jerry W. Burris. T. Michael Glenn, David H. Y. Ho, Ronald L. Merriman and William T. Monahan.
Proposal 2. — Proposal to Approve our Executive Officer Performance Plan
To approve our Executive Officer Performance Plan for purposes of the Internal Revenue Code 162(m). The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
79,213,159	4,610,943	850,257	—
Proposal 3. — Ratification of Appointment of Deloitte & Touche LLP as our Independent Registered Public Accounting Firm for 2009
To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The proposal was approved by a vote of the shareholders as follows:

Votes For	Votes Against	Abstain	Broker Non-Vote
81,245,159	2,874,447	554,753	—

ITEM 6. Exhibits
(a)	Exhibits

10.1	Pentair, Inc. Executive Officer Performance Plan (incorporated by reference to Appendix B to Pentair, Inc.’s proxy statement for its 2009 annual meeting of shareholders filed on March 17, 2009).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2009.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended June 27, 2009

10.1	Pentair, Inc. Executive Officer Performance Plan (incorporated by reference to Appendix B to Pentair, Inc.’s proxy statement for its 2009 annual meeting of shareholders filed on March 17, 2009).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.