Form 10-Q
period 2009-09-26
PENTAIR INC
filed 2009-10-20
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 26, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 26, 2009, 98,340,837 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

		Page(s)
PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2009 and September 27, 2008	3

	Condensed Consolidated Balance Sheets as of September 26, 2009, December 31, 2008 and September 27, 2008	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2009 and September 27, 2008	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 26, 2009 and September 27, 2008	6

	Notes to Condensed Consolidated Financial Statements	7 - 14

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 25

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	25

ITEM 4.	Controls and Procedures	25

	Report of Independent Registered Public Accounting Firm	26

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	27

ITEM 1A.	Risk Factors	27

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 6.	Exhibits	29

	Signature	30

PART I FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands, except per-share data	2009	2008	2009	2008

Net sales	$662,665	$855,815	$1,990,217	$2,584,339
Cost of goods sold	455,698	599,862	1,417,539	1,799,282

Gross profit	206,967	255,953	572,678	785,057
Selling, general and administrative	125,578	154,118	361,957	437,831
Research and development	14,707	16,221	43,265	47,303
Legal settlement	—	—	—	20,435

Operating income	66,682	85,614	167,456	279,488
Other (income) expense:
Gain on sale of interest in subsidiaries	—	—	—	(109,648)
Equity losses of unconsolidated subsidiary	135	669	691	2,433
Loss on early extinguishment of debt	—	4,611	4,804	4,611
Net interest expense	9,711	13,740	31,328	45,691

Income from continuing operations before income taxes and noncontrolling interest	56,836	66,594	130,633	336,401
Provision for income taxes	18,159	21,592	41,808	99,099

Income from continuing operations	38,677	45,002	88,825	237,302
Loss from discontinued operations, net of tax	—	(1,514)	—	(3,652)
Loss on disposal of discontinued operations, net of tax	(85)	(268)	(153)	(7,405)

Net income before noncontrolling interest	38,592	43,220	88,672	226,245
Noncontrolling interest	1,644	2,100	2,531	2,100

Net income attributable to Pentair, Inc.	$36,948	$41,120	$86,141	$224,145

Net income from continuing operations attributable to Pentair, Inc.	$37,033	$42,902	$86,294	$235,202

Earnings (loss) per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.38	$0.44	$0.89	$2.40
Discontinued operations	—	(0.02)	—	(0.11)

Basic earnings per common share	$0.38	$0.42	$0.89	$2.29

Diluted
Continuing operations	$0.38	$0.43	$0.88	$2.37
Discontinued operations	—	(0.02)	—	(0.11)

Diluted earnings per common share	$0.38	$0.41	$0.88	$2.26

Weighted average common shares outstanding
Basic	97,496	97,827	97,495	98,049
Diluted	98,641	99,319	98,329	99,372

Cash dividends declared per common share	$0.18	$0.17	$0.54	$0.51
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 26	December 31	September 27
In thousands, except share and per-share data	2009	2008	2008

Assets
Current assets
Cash and cash equivalents	$50,214	$39,344	$93,544
Accounts and notes receivable, net	423,125	461,081	511,779
Inventories	366,416	417,287	417,525
Deferred tax assets	52,997	51,354	50,061
Prepaid expenses and other current assets	48,446	63,113	53,383
Current assets of discontinued operations	—	—	18,443

Total current assets	941,198	1,032,179	1,144,735

Property, plant and equipment, net	339,412	343,881	359,543

Other assets
Goodwill	2,127,082	2,101,851	2,128,430
Intangibles, net	506,837	515,508	534,898
Other	67,723	59,794	69,873
Non-current assets of discontinued operations	—	—	13,646

Total other assets	2,701,642	2,677,153	2,746,847

Total assets	$3,982,252	$4,053,213	$4,251,125

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$16	$—	$—
Current maturities of long-term debt	98	624	3,913
Accounts payable	199,002	217,898	224,646
Employee compensation and benefits	78,225	90,210	106,939
Current pension and post-retirement benefits	8,890	8,890	8,557
Accrued product claims and warranties	33,179	41,559	42,618
Income taxes	24,302	5,451	9,454
Accrued rebates and sales incentives	27,989	28,897	35,748
Other current liabilities	95,367	104,975	100,890
Current liabilities of discontinued operations	—	—	252

Total current liabilities	467,068	498,504	533,017

Other liabilities
Long-term debt	814,857	953,468	1,035,150
Pension and other retirement compensation	264,472	270,139	164,776
Post-retirement medical and other benefits	32,019	34,723	34,218
Long-term income taxes payable	27,792	28,139	25,356
Deferred tax liabilities	153,984	146,559	183,780
Other non-current liabilities	102,924	101,612	96,941
Non-current liabilities of discontinued operations	—	—	1,665

Total liabilities	1,863,116	2,033,144	2,074,903

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,340,837, 98,276,919 and 98,626,687 shares issued and outstanding, respectively	16,389	16,379	16,438
Additional paid-in capital	462,069	451,241	456,144
Retained earnings	1,490,655	1,457,676	1,469,830
Accumulated other comprehensive income (loss)	31,700	(26,615)	113,581
Noncontrolling interest	118,323	121,388	120,229

Total shareholders’ equity	2,119,136	2,020,069	2,176,222

Total liabilities and shareholders’ equity	$3,982,252	$4,053,213	$4,251,125

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 26	September 27
In thousands	2009	2008

Operating activities
Net income before noncontrolling interest	$88,672	$226,245
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	—	3,652
Loss on disposal of discontinued operations	153	7,405
Equity losses of unconsolidated subsidiary	691	2,433
Depreciation	44,186	44,929
Amortization	22,054	20,220
Deferred income taxes	170	25,905
Stock compensation	13,092	15,948
Excess tax benefits from stock-based compensation	(754)	(1,617)
(Gain) loss on sale of assets	(177)	87
Gain on sale of interest in subsidiaries	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	46,718	(55,449)
Inventories	56,459	(27,109)
Prepaid expenses and other current assets	16,061	(15,785)
Accounts payable	(18,659)	2,230
Employee compensation and benefits	(17,883)	(7,303)
Accrued product claims and warranties	(8,565)	(6,572)
Income taxes	19,166	(6,224)
Other current liabilities	(9,699)	9,040
Pension and post-retirement benefits	(12,251)	592
Other assets and liabilities	747	13,143

Net cash provided by (used for) continuing operations	240,181	142,122
Net cash provided by (used for) operating activities of discontinued operations	(1,531)	(5,243)

Net cash provided by (used for) operating activities	238,650	136,879

Investing activities
Capital expenditures	(39,306)	(39,769)
Proceeds from sale of property and equipment	817	4,304
Acquisitions, net of cash acquired	—	(1,609)
Divestitures	1,506	29,526
Other	(3,272)	(7)

Net cash provided by (used for) investing activities	(40,255)	(7,555)

Financing activities
Net short-term borrowings (repayments)	(16)	(14,180)
Proceeds from long-term debt	490,000	479,405
Repayment of long-term debt	(628,776)	(486,492)
Debt issuance costs	(50)	(114)
Excess tax benefits from stock-based compensation	754	1,617
Proceeds from exercise of stock options	1,729	5,140
Repurchases of common stock	—	(37,342)
Dividends paid	(53,162)	(50,541)

Net cash provided by (used for) financing activities	(189,521)	(102,507)

Effect of exchange rate changes on cash and cash equivalents	1,996	(4,068)

Change in cash and cash equivalents	10,870	22,749
Cash and cash equivalents, beginning of period	39,344	70,795

Cash and cash equivalents, end of period	$50,214	$93,544

See accompanying notes to condensed consolidated financial statements.

Pentair Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		other				Comprehensive
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		income attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069
Net income				86,141		86,141	2,531	88,672	$86,141
Change in cumulative translation adjustment					55,883	55,883	(5,596)	50,287	55,883
Changes in market value of derivative financial instruments					2,432	2,432		2,432	2,432

Comprehensive income									$144,456

Cash dividends — $0.54 per common share				(53,162)		(53,162)		(53,162)
Exercise of stock options, net of 104,554 shares tendered for payment	110,612	18	1,295			1,313		1,313
Issuance of restricted shares, net of cancellations	28,987	4	509			513		513
Amortization of restricted shares			5,385			5,385		5,385
Shares surrendered by employees to pay taxes	(75,681)	(12)	(1,751)			(1,763)		(1,763)
Stock compensation			5,390			5,390		5,390

Balance — September 26, 2009	98,340,837	$16,389	$462,069	$1,490,655	$31,700	$2,000,813	$118,323	$2,119,136

					Accumulated
			Additional		other				Comprehensive
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		income attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$121,866	$1,910,871	$—	$1,910,871
Net income				224,145		224,145	2,100	226,245	$224,145
Change in cumulative translation adjustment					(8,708)	(8,708)	(4,831)	(13,539)	(8,708)
Changes in market value of derivative financial instruments					423	423		423	423

Comprehensive income									$215,860

Cash dividends — $0.51 per common share				(50,541)		(50,541)		(50,541)
Share repurchases	(1,094,059)	(182)	(37,910)			(38,092)		(38,092)
Exercise of stock options, net of 109,451 shares tendered for payment	298,375	50	4,502			4,552		4,552
Issuance of restricted shares, net of cancellations	276,661	46	391			437		437
Amortization of restricted shares			6,892			6,892		6,892
Shares surrendered by employees to pay taxes	(76,121)	(13)	(2,553)			(2,566)		(2,566)
Stock compensation			8,580			8,580		8,580
PRF acquisition							122,960	122,960

Balance — September 27, 2008	98,626,687	$16,438	$456,144	$1,469,830	$113,581	$2,055,993	$120,229	$2,176,222

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
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
In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended September 26, 2009, we have evaluated subsequent events for potential recognition and disclosure through October 20, 2009.
2. New Accounting Standards
On January 1, 2009 we adopted new accounting guidance that changes the accounting and reporting for minority interests. Minority interests have been recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.
No other new accounting pronouncements issued or effective during the first nine months of 2009 has had or is expected to have a material impact on the Consolidated Financial Statements.
3. Stock-based Compensation
Total stock-based compensation expense was $4.0 million and $4.1 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and was $13.1 million and $16.0 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.
During the first nine months of 2009, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of two to five years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards was $2.4 million and $2.0 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and was $7.7 million and $7.5 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.
During the first nine months of 2009, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the effective date of grant and are typically expensed over the vesting period. Total compensation expense for stock option awards was $1.6 million and $2.1 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and was $5.4 million and $8.5 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	September 26	September 27
	2009	2008

Expected stock price volatility	32.5%	27.0%
Expected life	5.2 yrs	4.8 yrs
Risk-free interest rate	2.47%	3.11%
Dividend yield	2.60%	1.90%

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
There were no options granted during the third quarter of 2009. The weighted-average fair value of options granted during the third quarter of 2008 was $8.35 per share.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under the accounting guidance could have been affected.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Weighted average common shares outstanding — basic	97,496	97,827	97,495	98,049
Dilutive impact of stock options and restricted stock	1,145	1,492	834	1,323

Weighted average common shares outstanding — diluted	98,641	99,319	98,329	99,372

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	6,424	3,503	6,188	4,594
5. Restructuring
During 2008 and the first nine months of 2009, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the reduction in hourly and salaried headcount of approximately 2,400 employees, of which 1,700 were in the Water Group and 700 were in the Technical Products Group. We expect these restructuring actions to generally be completed by the end of 2009.
Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits, asset impairment charges, and other restructuring costs as follows:

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Severance and related benefits	$4,595	$10,607	$10,363	$13,193
Asset impairment	2,700	4,600	2,700	4,600

Total restructuring costs	$7,295	$15,207	$13,063	$17,793

Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 26, 2009 and September 27, 2008:

	September 26	September 27
In thousands	2009	2008

Beginning balance	$34,174	$—

Costs incurred	10,363	13,193
Cash payments and other	(27,808)	(4,061)

Ending balance	$16,729	$9,132

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
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

Nine months ended
September 27
In thousands, except share and per-share data	2008

Pro forma net sales from continuing operations	$2,638,812
Pro forma net income from continuing operations	235,202
Income (loss) from discontinued operations, net of tax	(11,057)
Pro forma net income	224,145
Pro forma earnings per common share — continuing operations
Basic	$2.40
Diluted	$2.37

Weighted average common shares outstanding
Basic	98,049
Diluted	99,372
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
7. Discontinued Operations
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction for $8.3 million including certain price adjustments based on working capital at closing. In the second and third quarters of 2009 we reported purchase price and tax adjustments relating to the disposal of Spa/Bath. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented. Goodwill of $5.6 million was included in the assets of Spa/Bath.
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
Operating results of the discontinued operations for the three and nine months ended September 26, 2009 and September 27, 2008, respectively, are summarized below:

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Net sales	$—	$8,352	$—	$37,075
Loss from discontinued operations before income taxes	—	(1,960)	—	(5,977)
Income tax benefit on operations	—	446	—	2,325

Loss from discontinued operations, net of income taxes	—	(1,514)	—	(3,652)

Gain (loss) on disposal of discontinued operations, before taxes	(894)	(433)	35	(7,021)
Income tax (expense) benefit on gain	809	165	(188)	(384)

Loss on disposal of discontinued operations, net of tax	$(85)	$(268)	$(153)	$(7,405)

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
Net assets and liabilities of discontinued operations consist of the following:

September 27
In thousands	2008

Accounts and notes receivable, net	$5,461
Inventories	12,861
Other current assets	121

Current assets of discontinued operations	18,443

Property, plant and equipment, net	3,810
Goodwill	5,601
Other non-current assets	4,235

Non-current assets of discontinued operations	13,646

Total assets	$32,089

Accounts payable	$1,282
Other current liabilities	(1,030)

Current liabilities of discontinued operations	252

Deferred income tax	735
Other non-current liabilities	930

Non-current liabilities of discontinued operations	1,665

Total liabilities	1,917

Net assets of discontinued operations	$30,172

8. Inventories
Inventories were comprised of:

	September 26	December 31	September 27
In thousands	2009	2008	2008

Raw materials and supplies	$188,741	$212,792	$212,508
Work-in-process	42,380	53,241	50,434
Finished goods	135,295	151,254	154,583

Total inventories	$366,416	$417,287	$417,525

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 26, 2009 and September 27, 2008 by segment were as follows:

			Foreign Currency
In thousands	December 31, 2008	Acquisitions/Other	Translation	September 26, 2009

Water Group	$1,818,470	$890	$19,437	$1,838,797
Technical Products Group	283,381	—	4,904	288,285

Consolidated Total	$2,101,851	$890	$24,341	$2,127,082

			Foreign Currency
In thousands	December 31, 2007	Acquisitions/Other	Translation	September 27, 2008

Water Group	$1,706,626	$132,485	$1,270	$1,840,381
Technical Products Group	292,493	(46)	(4,398)	288,049

Consolidated Total	$1,999,119	$132,439	$(3,128)	$2,128,430

In 2008, goodwill allocated to divested businesses was $22.4 million.

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
Intangible assets, other than goodwill, were comprised of:

	September 26, 2009			December 31, 2008			September 27, 2008
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,457	$(11,205)	$4,252	$15,427	$(9,774)	$5,653	$15,451	$(9,319)	$6,132
Non-compete agreements	4,522	(4,522)	—	4,722	(4,566)	156	4,722	(4,454)	268
Proprietary technology	73,325	(22,382)	50,943	72,375	(17,652)	54,723	73,462	(16,371)	57,091
Customer relationships	289,490	(61,749)	227,741	283,015	(46,841)	236,174	289,872	(42,973)	246,899
Brand names	1,574	(197)	1,377	961	(77)	884	1,602	(40)	1,562

Total finite-life intangibles	$384,368	$(100,055)	$284,313	$376,500	$(78,910)	$297,590	$385,109	$(73,157)	$311,952

Indefinite-life intangibles
Brand names	222,524	—	222,524	217,918	—	217,918	222,946	—	222,946

Total intangibles, net	$606,892	$(100,055)	$506,837	$594,418	$(78,910)	$515,508	$608,055	$(73,157)	$534,898

Intangible asset amortization expense was approximately $7.7 million and $5.9 million for the three months ended September 26, 2009 and September 27, 2008, respectively, and was approximately $21.1 million and $18.3 million for the nine months ended September 26, 2009 and September 27, 2008, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2009 and the next five years is as follows:

In thousands	2009 Q4	2010	2011	2012	2013	2014

Estimated amortization expense	$6,310	$25,040	$24,949	$24,036	$23,763	$23,439
10. Debt
Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	September 26	December 31	September 27
In thousands	September 26, 2009	(Year)	2009	2008	2008

Commercial paper	0.73%	—	$1,999	$249	$25,392
Revolving credit facilities	0.88%	2012	207,800	214,200	267,900
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	1.02%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	—	133,900	133,900
Other	4.24%	2009-2016	172	275	6,246

Total contractual debt obligations			814,971	953,624	1,038,438
Deferred income related to swaps			—	468	625

Total debt, including current portion per balance sheet			814,971	954,092	1,039,063
Less: Current maturities			(98)	(624)	(3,913)
Short-term borrowings			(16)	—	—

Long-term debt			$814,857	$953,468	$1,035,150

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
Total availability under our existing Credit Facility was $590.2 million as of September 26, 2009.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of September 26, 2009, we had $2.0 million of commercial paper outstanding.

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
The commercial paper and Notes (as defined below) were classified as long-term as we had the intent to refinance and have as a practice refinanced such obligations on a long-term basis under the Credit Facility.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of September 26, 2009.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants in our debt agreements as of September 26, 2009.
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in the third quarter of 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of Notes. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Debt outstanding at September 26, 2009 matures on a calendar year basis as follows:

In thousands	2009 Q4	2010	2011	2012	2013	2014	Thereafter	Total

Contractual debt obligation maturities	$42	$88	$6	$314,805	$200,007	$8	$300,015	$814,971
11. Derivatives and Financial Instruments
Fair Value of Financial Instruments
On January 1, 2008, we adopted new accounting guidance on fair value measurements. The new guidance defines fair value, established a framework for measuring fair value under U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. The new guidance was effective for us beginning January 1, 2008 for certain financial assets and liabilities. The new guidance is effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning January 1, 2009.
The accounting guidance establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based upon our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures on our private placement debt. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the 0.50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $9.0 million, $10.7 million and $4.0 million at September 26, 2009, December 31, 2008 and September 27, 2008, respectively, and was recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures on our private placement debt. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the 0.60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $9.3 million, $11.6 million and $3.1 million at September 26, 2009, December 31, 2008 and September 27, 2008, respectively, and was recorded in Other non-current liabilities.
The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheets, with changes in their fair value included in Accumulated other comprehensive

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
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
At September 26, 2009, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.
12. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the nine months ended September 26, 2009 was 32.0% compared to 29.5% for the nine months ended September 27, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions at September 26, 2009 is estimated to be approximately $29.1 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.
13. Benefit Plans
Components of net periodic benefit cost for the three months and nine months ended September 26, 2009 and September 27, 2008 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Service cost	$3,067	$3,527	$54	$65
Interest cost	8,115	8,175	594	634
Expected return on plan assets	(7,563)	(7,475)	—	—
Amortization of transition obligation	14	12	—	—
Amortization of prior year service cost (benefit)	6	45	(10)	(34)
Recognized net actuarial loss (gains)	18	68	(832)	(825)

Net periodic benefit cost	$3,657	$4,352	$(194)	$(160)

	Nine months ended
	Pension benefits		Post-retirement
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Service cost	$9,200	$10,585	$161	$195
Interest cost	24,346	24,523	1,783	1,902
Expected return on plan assets	(22,689)	(22,425)	—	—
Amortization of transition obligation	42	36	—	—
Amortization of prior year service cost (benefit)	17	133	(31)	(102)
Recognized net actuarial loss (gains)	53	204	(2,494)	(2,475)

Net periodic benefit cost	$10,969	$13,056	$(581)	$(480)

Pentair, Inc. and Subsidiaries
Notes to consolidated financial statements (unaudited)
14. Business Segments
Financial information by reportable segment for the three and nine months ended September 26, 2009 and September 27, 2008 is shown below:

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Net sales to external customers
Water Group	$461,570	$557,976	$1,372,492	$1,696,780
Technical Products Group	201,095	297,839	617,725	887,559

Consolidated	$662,665	$855,815	$1,990,217	$2,584,339

Intersegment sales
Water Group	$284	$305	$771	$816
Technical Products Group	544	765	1,377	2,937
Other	(828)	(1,070)	(2,148)	(3,753)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$53,085	$49,684	$129,842	$174,194
Technical Products Group	24,356	47,585	68,396	142,654
Other	(10,759)	(11,655)	(30,782)	(37,360)

Consolidated	$66,682	$85,614	$167,456	$279,488

Other sales and operating loss is primarily composed of unallocated corporate expenses, costs related to our captive insurance subsidiary and our intermediate finance companies, and intercompany eliminations.
15. Warranty
The changes in the carrying amount of service and product warranties for the nine months ended September 26, 2009 and September 27, 2008 and the year December 31, 2008 were as follows:

	September 26	December 31	September 27
In thousands	2009	2008	2008

Balance at beginning of the year	$31,559	$39,077	$39,077
Service and product warranty provision	43,625	62,655	47,516
Payments	(52,190)	(70,373)	(54,088)
Acquired	—	599	184
Translation	185	(399)	(71)

Balance at end of the period	$23,179	$31,559	$32,618

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
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make could be materially different from actual results. They can be affected by assumptions we might make or by known or unknown risks or uncertainties. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. Investors should also understand that it is not possible to predict or identify all risk factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2008 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as credit market uncertainty, inflation or deflation, the rate of economic growth or decline in our principal geographic or product markets, fluctuations in exchange rates or political instability;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	continued deterioration in or stabilization of the global economy;

•	continued deterioration in or stabilization of the North American and Western European housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	changes in statutory or regulatory matters, including proposed changes in tax, environmental and health-care mandates;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as manufacturing activities and the achievement of related efficiencies, inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring and other cost reduction actions;

•	our ability to commercialize new product introductions and enhancements successfully;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
With the formation of Pentair Residential Filtration, we believe we are better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to improve our revenue growth by selling GE’s existing residential water treatment products through our sales channels.
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
Key Trends and Uncertainties
The following trends and uncertainties affected the first nine months of our financial performance in 2009 and will likely impact our results in the future:
•	Many markets we serve have slowed dramatically as a result of rapidly deteriorating economic conditions. We have identified specific product and geographic markets we serve that we believe will stagnate, contract or continue contracting in 2009, as noted below. We have restructured our operations serving those markets in order to reduce or relocate capacity, to reduce labor and material costs, to optimize our manufacturing footprint and to simplify our business structure until our capacity is aligned with our anticipated volume prospects in these markets. If these markets continue to stagnate or shrink further, we may undertake additional restructuring activities. We have also identified specific markets in which we participate that we believe will continue to grow over this period and are selectively reinforcing our businesses in these markets. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operations for 2009 and beyond.
•	New home building and new pool starts have contracted for each of the past three years in the United States and have slowed significantly in Europe as well. Overall, we believe approximately 55% of sales by our water businesses (flow, filtration and pool equipment), are used in residential applications — for new construction, remodeling and repair, replacement and refurbishment. We expect the current recession to continue to adversely impact our sales in our Water Group for the balance of 2009. We have seen some stabilization of order rates in the third quarter of 2009 and anticipate continuing stability, but not significant volume increases, for the balance of 2009. If sales of products into these domestic residential end-markets were to slow appreciably, we would again be in a position to need to reduce our investments in businesses in those markets, and further restructure our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.
•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly over the past year. We are uncertain about the course of the economy and hence the strength of many of these markets both in the United States and around the world for the balance of 2009 and beyond. Order rates over the second and third quarters in most of our businesses participating in these markets continued to decrease significantly on a year-over-year basis. Sales in these markets marginally decreased sequentially from the second to the third quarter. We believe that our commercial and industrial markets in most of our businesses will continue to be weak in the fourth quarter, reflecting the uncertainty in these markets. We have reduced investments in businesses in these markets, and further restructured our operations by closing or downsizing facilities, reducing headcount and taking other market-related actions.
•	We experienced material cost and other inflation in a number of our businesses during 2008. To offset this inflation, we implemented productivity improvements and selective increases in selling prices to help mitigate inflationary cost increases we experienced in base materials such as carbon steel, copper and resins and other costs such as health care and other employee benefit costs. We expect the current economic environment will result in continued price volatility for many of our raw materials. Material costs have declined over the past year; and we are unsure whether and to what extent commodity prices and employment costs will increase as the economy recovers and employment mandates come into effect. We believe that we were realizing these cost decreases in our results of operations in the second and third quarters of 2009. We believe that the impact of lower commodity prices will continue to positively impact our results into 2010, although these benefits will likely be reduced somewhat by increasing costs as the economy recovers.

•	As a result of the dramatic fall in securities and other investment markets over 2008, our unfunded pension liabilities increased from fiscal year end 2007 to fiscal year end 2008 from $147 million to $257 million, or an increase of $110 million, primarily reflecting our reduced investment return and significantly lower asset values in our U.S. defined benefit plans through the end of 2008. This will increase our 2009 contributions to the plans to approximately $20-$25 million, an increase of over $10 million from 2008. These amounts differ from the expected contribution amounts described in our 2008 Form 10-K due to regulatory changes enacted during the first quarter of 2009 that had the effect of reducing our required contributions.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. In the current economic climate, we have focused in particular upon maximizing free cash flow by reducing working capital in order to maximize our repayment of indebtedness and maintain our investment grade credit rating. Free cash flow for the first nine months of 2009 approximated $202 million, or conversion of 234% of net income, compared to $106 million, or 45% conversion, in the first nine months of 2008, and $164 million, or 72% conversion of our net income for full year 2008. Our target for free cash flow in 2009 continues to be greater than $225 million. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. While we believe that this seasonality will continue in future years, due to the unknown impact of the current economic situation, this seasonality spike in 2009 was smaller than in prior years. While we experienced a seasonal increase in sales in the pool equipment business in the second and third quarters of 2009, the increase has not matched that of prior pool seasons. In addition, our primary geographic markets did not have unusual weather, which further limited seasonal impact in our residential and agricultural water systems.
•	We experienced year over year favorable foreign currency effects on net sales and operating results in the first nine months of 2008, due to the weakening of the U.S. dollar in relation to other foreign currencies, which reversed in the fourth quarter of 2008 and first nine months of 2009. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	On June 28, 2008, we formed Pentair Residential Filtration in order to expand our product lines, accelerate opportunities to provide our customers complete water filtration systems, increase revenue growth and exploit cost synergy opportunities. The one-time gain on the transaction increased diluted earnings per share, on an after tax basis, by 86 cents in the second quarter of 2008. Integration and inventory step-up costs arising out of the formation of the PRF business amounted to approximately $7 million in 2008. We anticipate substantially all facility closures and related integration expenses to be completed by the end of the fourth quarter of 2009.
•	The effective income tax rate for the nine months ended September 26, 2009 was 32.0% compared to 29.5% for the nine months ended September 27, 2008. We expect the effective tax rate for the remainder of 2009 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2009, our operating objectives include the following:
•	Completing the restructuring of operations we started in late 2008 and 2009, while investing in more favorable markets and geographies;

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations;

•	Stressing proactive talent development, particularly in international management and other key functional areas; and

•	Completing integration of the PRF business and prior acquisitions, and realizing identified synergistic opportunities.
Our sales revenue for the third quarter of 2009 was approximately $663 million, a decrease of 22.6% compared to sales revenue in the third quarter of 2008, and below our earlier estimates. Sales revenue for the first nine months of 2009 dropped from approximately $2.58 billion in 2008 to $1.99 billion in 2009, or 23.0%. Water Group sales declines moderated from 22% in the first quarter of 2009 to 18% in the second quarter and 17% in the third quarter, compared to the same periods in 2008, reflecting some stabilization of order rates. Our Technical Products Group saw a bigger decline in sales from 26% in the first quarter of 2009 to 32% in each of the second quarter and third quarters, compared to the same periods in 2008.

In December 2008, we initiated earnings guidance for the year 2009 that anticipated our earnings to be $1.70 to $2.00 per share on a diluted basis. On April 21, 2009, we revised our full year guidance for 2009 to equal or exceed $1.40 per share on a diluted basis, due to the significantly lower volume of sales and order activity we saw in the first quarter, as well as the continued uncertainty about the economic performance trajectory for the calendar year both in the United States and globally. On October 20, 2009, we updated our full year adjusted earnings per share guidance to $1.40 to $1.44, on a fully-diluted basis. As noted above, significant deterioration in general economic conditions in our primary markets and geographies beyond what we have seen in the first nine months would adversely impact our revenues and financial performance.
This outlook is based on several variables. First, our guidance anticipates revenue declines in our businesses throughout 2009 of approximately 20% compared to 2008 as a result of overall market conditions, bringing our total revenue to approximately $2.6-$2.7 billion for the full year. Second, we expect to benefit in the second half of 2009 from restructuring and other market-related expense reduction efforts taken during 2008 and early in 2009. Third, we anticipate that our manufacturing productivity initiatives, in particular our materials sourcing programs, will improve through our lean enterprise initiatives and commodity price deflation for the next few quarters.
We believe that sales for the fourth quarter of 2009 will range from approximately $655 to $670 million, compared to $768 million achieved in the fourth quarter of 2008, or a decrease of approximately 14%. This drop would be a sequential improvement over the reduction in revenues realized in the first three quarters, as we expect our comparisons with prior year results will improve due to the impact of the global recession on our businesses beginning in the fourth quarter of 2008. While we have seen some improvements in certain markets and regions in the second and third quarters, we believe the order rates in most of our markets have only begun to stabilize somewhat in September 2009. We do not expect any significant strengthening of our end markets generally until sometime in 2010.
We have heightened our focus on increasing the conversion of our net income into free cash flow from that achieved in 2008. In addition, we are taking actions we believe will help maintain our liquidity, increase our capital resources, and repay indebtedness at a faster rate than would otherwise be the case. We did not implement our stock buyback program for 2009, as we have in the past, nor do we currently intend to make any significant cash acquisitions until business conditions stabilize.
We believe economic conditions will hold up in the fourth quarter of 2009 which would give us the flexibility to increase expenditures in our selling, marketing and R&D efforts to maximize organic sales growth in favorable markets in 2009 and to anticipate growth in 2010. Conversely, if economic conditions worsen in North America and Europe, then we expect that our sales, manufacturing productivity and cash flow would likely deteriorate from the current forecast. In that event, we would further reduce discretionary capital spending and selling, marketing and R&D costs as well as accelerate ongoing or undertake new restructuring actions in order to minimize the impact of these declines on our earnings per share.
Our guidance assumes an absence of significant acquisitions or divestitures in 2009. We are expanding our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture or closure of discrete business units to further focus our businesses on their most attractive markets.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2008 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 26	September 27			September 26	September 27
In thousands	2009	2008	$ change	%change	2009	2008	$ change	%change

Net sales	$662,665	$855,815	$(193,150)	(22.6%)	$1,990,217	$2,584,339	$(594,122)	(23.0%)

The components of the net sales change in 2009 from 2008 were as follows:

	% Change from 2008
Percentages	Three months	Nine months

Volume	(22.2)	(22.1)
Price	0.7	1.5
Currency	(1.1)	(2.4)

Total	(22.6)	(23.0)

Consolidated net sales
The 22.6 percent and 23.0 percent decreases in consolidated net sales in the third quarter and first nine months, respectively, of 2009 from 2008 were primarily driven by:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets;

•	lower Technical Products Group sales in both the Electrical and Electronics businesses; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases; and
•	an increase in sales volume due to the formation of PRF.
Net sales by segment and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	September 26	September 27			September 26	September 27
In thousands	2009	2008	$ change	% change	2009	2008	$ change	% change

Water Group	$461,570	$557,976	$(96,406)	(17.3%)	$1,372,492	$1,696,780	$(324,288)	(19.1%)
Technical Products Group	201,095	297,839	(96,744)	(32.5%)	617,725	887,559	(269,834)	(30.4%)

Total	$662,665	$855,815	$(193,150)	(22.6%)	$1,990,217	$2,584,339	$(594,122)	(23.0%)

Water Group
The 17.3 percent and 19.1 percent decreases in Water Group net sales in the third quarter and first nine months, respectively, of 2009 from 2008 were primarily driven by:
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
Technical Products Group
The 32.5 percent and 30.4 percent decreases in Technical Product Group net sales in the third quarter and first nine months, respectively, of 2009 from 2008 were primarily driven by:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;
•	a decrease in sales to electronics markets that was largely attributable to reduced spending in the data communication, general electronics, and telecommunication vertical markets; and
•	unfavorable foreign currency effects.
These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases which favorably impacted the first two quarters of 2009 as compared to 2008.

Gross profit

	Three months ended					Nine months ended
	September 26	%of		September 27	%of	September 26	%of		September 27	%of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

Gross Profit	$206,967	31.2%		$255,953	29.9%	$572,678	28.8%		$785,057	30.4%

Percentage point change		1.3	pts				(1.6	)pts
The 1.3 percent increase in gross profit as a percentage of sales in the third quarter of 2009 from 2008 was primarily the result of:
•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives, including lean and supply management practices;

•	lower material cost for key commodities such as carbon steel;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline; and

•	selective increases in selling prices in our Water Group to mitigate inflationary cost increases.
These increases were partially offset by:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns; and
•	lower sales volume in our Technical Products Group and lower fixed cost absorption resulting from that volume decline.
The 1.6 percent decrease in gross profit as a percentage of sales in the first nine months of 2009 from 2008 was primarily the result of:
•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns;

•	lower sales volume in our Technical Products Group and lower fixed cost absorption resulting from that volume decline; and

•	inflationary increases related to raw materials for the first two quarters of 2009 and labor costs.
These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
	September 26	%of		September 27	%of	September 26	%of		September 27	%of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

*SG&A	$125,578	19.0%		$154,118	18.0%	$361,957	18.2%		$458,266	17.7%

Percentage point change		1.0	pts				0.5	pts

*	Includes litigation settlement in the nine months ended September 27, 2008 of $20.4 million, which is presented on a separate line in the Condensed Consolidated Statements of Income
The 1.0 and 0.5 percentage point increases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2009 from 2008 was primarily due to:
•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;
•	expense associated with restructuring actions in both our Water and Technical Products Groups during the first nine months of 2009;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.
These increases were offset by:
•	2008 charges for the Horizon litigation settlement, which were non-recurring in 2009; and

•	reduced costs related to productivity actions taken throughout 2008 and the first nine months of 2009 to consolidate facilities and streamline general and administrative costs.
Research and development (R&D)

	Three months ended					Nine months ended
	September 26	%of		September 27	%of	September 26	%of		September 27	%of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

R&D	$14,707	2.2%		$16,221	1.9%	$43,265	2.2%		$47,303	1.8%

Percentage point change		0.3	pts				0.4	pts
The 0.3 and 0.4 percentage point increases in R&D expense as a percentage of sales in the third quarter and first nine months, respectively, of 2009 were primarily due to:
•	lower sales volume and the resultant loss of leverage on the R&D expense spending.
Operating income
Water Group

	Three months ended					Nine months ended
	September 26	%of		September 27	%of	September 26		%of	September 27	%of
In thousands	2009	sales		2008	sales	2009		sales	2008	sales

Operating income	$53,085	11.5%		$49,684	8.9%	$129,842		9.5%	$174,194	10.3%

Percentage point change		2.6	pts				(0.8	)pts
The 2.6 percentage point increase in Water Group operating income as a percentage of net sales in the third quarter of 2009 as compared to 2008 was primarily the result of:
•	selective increases in selling prices to mitigate inflationary cost increases;
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline; and
•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were offset by:
•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets; and
•	restructuring actions taken in the third quarter of 2009.
The 0.8 percentage point decrease in Water Group operating income as a percentage of net sales in the first nine months of 2009 as compared to 2008 was primarily the result of:
•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;

•	restructuring actions taken in the first nine months of 2009; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.

These decreases were partially offset by:
•	selective increases in selling prices to mitigate inflationary cost increases;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives including lean and supply management practices, and

•	2008 charges for the Horizon litigation settlement, which were non-recurring in 2009.
Technical Products Group

	Three months ended					Nine months ended
	September 26	%of		September 27	%of	September 26	%of		September 27	%of
In thousands	2009	sales		2008	sales	2009	sales		2008	sales

Operating income	$24,356	12.1%		$47,585	16.0%	$68,396	11.1%		$142,654	16.1%

Percentage point change		(3.9	)pts				(5.0	)pts
The 3.9 and 5.0 percentage point decreases in Technical Products Group operating income as a percentage of sales in the third quarter and first nine months, respectively, of 2009 from 2008 were primarily the result of:
•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;
•	a decrease in sales into electronics markets that was largely attributable to reduced spending in the general electronics, data communication and telecommunication vertical markets; and
•	lower fixed cost absorption resulting from the sales volume declines.
These decreases were partially offset by:
•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;
•	savings generated from our PIMS initiatives, including lean and supply management practices; and
•	lower material cost for key commodities such as carbon steel.
Net interest expense

	Three months ended				Nine months ended
	September 26	September 27			September 26	September 27
In thousands	2009	2008	Difference	%change	2009	2008	Difference	%change

Net interest expense	$9,711	$13,740	$(4,029)	(29.3%)	$31,328	$45,691	$(14,363)	(31.4%)

The 29.3 and 31.4 percentage point decreases in interest expense in the third quarter and first nine months, respectively, of 2009 from 2008 were primarily the result of:
•	favorable impact of lower interest rates and lower debt levels in part attributable to the redemption on April 15, 2009 of our 7.85% Senior Notes due 2009 (the “Notes”).
Provision for income taxes

	Three months ended		Nine months ended
	September 26	September 27	September 26	September 27
In thousands	2009	2008	2009	2008

Income before income taxes	$56,836	$66,594	$130,633	$336,401
Provision for income taxes	18,159	21,592	41,808	99,099
Effective tax rate	31.9%	32.4%	32.0%	29.5%

The 0.5 percentage point decrease in the third quarter of 2009 from 2008 was primarily the result of:
•	favorable adjustments in the third quarter of 2009 related to prior years’ tax returns.

The 2.5 percentage point increase in the effective tax rate in the first nine months of 2009 from 2008 was primarily the result of:
•	a portion of the gain on the formation of PRF in 2008 being taxed at a rate of 0%.
This increase was partially offset by:
•	favorable adjustments in 2009 related to prior years’ tax returns.
We estimate our effective income tax rate for the remaining quarters of this year will be between 32% and 33% resulting in a full year effective income tax rate of between 32% and 33%.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. We have grown our businesses in the past in significant part through acquisitions, financed by credit provided under our revolving credit facilities and, from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.
In light of the current global economic situation, we do not currently plan to make any significant acquisitions in 2009, and we have not continued the annual share repurchase programs in 2009 that we have undertaken over the past few years. We are focusing on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.
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
Cash contribution requirements for our pension plans are either based upon the applicable country regulation (principally the U.S.) or are funded on a pay-as-you-go basis. We expect that our 2009 contributions to the plans will be $20 million to $25 million, an increase of over $10 million from 2008. The increase in 2009 expected contributions relates primarily to the impact of reduced investment return and significantly lower asset values for our U.S. qualified pension plans. Contribution requirements in the U.S. are governed by the Pension Protection Act of 2006. Our contribution requirements could continue or increase in years subsequent to 2009 unless there is an improvement in the funded status of our U.S. qualified pension plans.
Operating activities
Cash provided by operating activities was $238.7 million in the first nine months of 2009 compared with cash provided by operating activities of $136.9 million in the prior year comparable period. The increase in cash provided by operating activities was primarily due to cash generated from working capital reductions, primarily due to increased management of receivables and inventory balances in the first nine months of 2009, offset by a decrease in net income after adjusting for the $109.6 million gain in 2008, versus the same period of last year. In the future, we expect our working capital ratios to improve as sales stabilize and as we are able to further capitalize on our PIMS initiatives.
Investing activities
Capital expenditures in the first nine months of 2009 were $39.3 million compared with $39.8 million in the prior year period. We currently anticipate capital expenditures for fiscal 2009 will be approximately $45 million to $50 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement equipment.
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
Financing activities
Net cash used for financing activities was $189.5 million in the first nine months of 2009 compared with $102.5 million used for financing activities in the prior year period. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase company stock in 2008, cash received from stock option exercises, and tax benefits related to stock-based compensation.

Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) was entered into in the second quarter of 2007 and does not expire until June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We had borrowing capacity of $590.2 million at September 26, 2009.
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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of September 26, 2009, we had $2.0 million of commercial paper outstanding. We classify any outstanding commercial paper as long-term as we have the intent to refinance and have as a practice refinanced such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of September 26, 2009.
In addition to the Credit Facility, we have $25.0 million of uncommitted credit facilities, under which we had no borrowings as of September 26, 2009.
On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in the third quarter of 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principle of Notes to take advantage of lower interest rates available under the Credit Facility. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon utilizing funds on hand and drawings under our Credit Facility. No other significant debt obligations mature until 2012. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
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
Dividends paid in the first nine months of 2009 were $53.2 million, or $0.54 per common share, compared with $50.5 million, or $0.51 per common share, in the prior year period. We have increased dividends every year for the last 33 years and expect to continue paying dividends on a quarterly basis.
The total gross liability for uncertain tax positions at September 26, 2009 was approximately $29.1 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

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

	Nine months ended
	September 26	September 27
In thousands	2009	2008

Net cash provided by (used for) continuing operations	$240,181	$142,122
Capital expenditures	(39,306)	(39,769)
Proceeds from sale of property and equipment	817	4,304

Free cash flow	201,692	106,657
Net income from continuing operations attributable to Pentair, Inc.	86,294	235,202

Conversion of net income from continuing operations attributable to Pentair, Inc.	234%	45%

Our free cash flow target for 2009 is greater than $225 million.
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
There have been no material changes in our market risk during the quarter ended September 26, 2009. For additional information, refer to Item 7A of our 2008 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 26, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 26, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of September 26, 2009 and September 27, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 26, 2009 and September 27, 2008, and of cash flows and shareholders’ equity for the nine-month periods ended September 26, 2009 and September 27, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pentair, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended prior to retrospective adjustment for the adoption of new guidance related to the accounting for noncontrolling interests; and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to reclassify the December 31, 2008 consolidated balance sheet of Pentair, Inc. and subsidiaries (not presented herein) for the adoption. In our opinion, such adjustments are appropriate and have been properly applied to the previously issued consolidated balance sheet in deriving the accompanying retrospectively adjusted condensed consolidated balance sheet as of December 31, 2008.
Deloitte & Touche LLP
Minneapolis, MN
October 20, 2009

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
Environmental and Litigation
There have been no further material developments from the disclosures contained in our 2008 Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the third quarter of 2009:

			(c)	(d)
	(a)		Total Number of Shares	Dollar Value of Shares
	Total Number	(b)	Purchased as Part of	that May Yet Be
	of Shares	Average Price	Publicly Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

June 28 — July 25, 2009	7,644	$25.82	—	$0
July 26 — August 22, 2009	434	$25.54	—	$0
August 23 — September 26, 2009	9,592	$28.70	—	$0

Total	17,670		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column relects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	Our board of directors has not authorized a share repurchase plan for 2009.

(d)	Our board of directors has not authorized a share repurchase plan for 2009.

ITEM 6.	Exhibits

(a)	Exhibits

	10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through July 28, 2009.

	10.2	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated through July 28, 2008.

	15	Letter Regarding Unaudited Interim Financial Information.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2009.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended September 26, 2009

10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through July 28, 2009.

10.2	Pentair, Inc. Non-Qualified Deferred Compensation Plan, as amended and restated through July 28, 2008.

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.