Form 10-K
period 2009-12-31
PENTAIR INC
filed 2010-02-23
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit to post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $25.34 per share as reported on the New York Stock Exchange on June 25, 2009 (the last business day of Registrant’s most recently completed second quarter): $2,372,363,058

The number of shares outstanding of Registrant’s only class of common stock on December 31, 2009 was 98,655,506.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on April 29, 2010, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2009

PART I

ITEM 1.	BUSINESS

GENERAL
Pentair, Inc. is a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment, and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components, and protect the people that use them.

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

Residential Flow Market
Our Residential Flow business is a leader in the global residential water pump market. Our primary markets are those serving residential well water installers, distributors and residential end users; waste water dealers and distributors and those participants in the agricultural irrigation and crop protection industries. We also have offerings into the RV / Marine and Mobile Fire markets. We address these markets with products ranging from light duty diaphragm pumps to submersible, sump and sewage pumps to pumps for agricultural irrigation and crop spraying. In addition to pumps, we offer pressure tanks for multiple residential applications. Application for our broad range of products includes pumps for fluid delivery, circulation, transfer, pressure boosting, and engine cooling.

Trade names for the Residential Flow markets include STA-RITE®, Myers®, Hydromatic®, Flotec®, Water Ace®, Berkeley®, Aermotortm, Simer®, Hypro®, FoamPro®, SHURflo®, Ongatm, Nocchitm, and JUNG®.

Residential Filtration Market
Our Residential Filtration business competes in residential and commercial water softening and filtration markets globally. We address the market with control valves, pressure tanks, membranes, carbon products, point of entry and point of use systems, and other filter cartridges. Residential Filtration products are used in the manufacture of water softeners; filtration and deionization systems; and commercial and residential water filtration applications.

Trade names for the Residential Filtration market include Fleck®, Autotrol®, Structuraltm, Aquamatic®, Pentek®, SIATAtm, WellMatetm, American Plumber®, GE®, OMNIFILTER®, and Fibredynetm.

Our Residential Filtration business was formed by a transaction between GE Water & Process Technologies (a unit of General Electric Company) (“GE”) and Pentair.

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

Trade names for the Pool market include Pentair Pool Products®, Pentair Water Pool and Spatm, STA-RITE®, Paragon Aquatics®, Kreepy Krauly®, WhisperFlo®, Rainbowtm, IntelliTouchtm, IntelliFlo®, IntelliBrite®, IntelliChlor®, EasyTouch®, SunTouch®, EQ Seriestm and Acu-Trol®.

Engineered Flow Market
Our Engineered Flow business is a global leader in municipal, commercial and industrial water and fluid handling markets. Our primary markets are those serving commercial end-users; waste water dealers and distributors; commercial and industrial operations; and municipal water treatment facilities. We address these markets with products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water, wastewater and a variety of industrial applications. Applications for our broad range of products include pumps for municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation, fire suppression and transfer.

Trade names for the Engineered Flow market include, Myers®, Aurora®, Hydromatic®, Fairbanks Morsetm, Layne/Verti-line®, FoamPro®, Edwards®, Aplex and Delta Environmental.

Filtration Solutions
Our Filtration Solutions business competes in selected commercial and industrial markets for both water and other fluid filtration, largely in the United States; and for desalination and reverse osmosis projects globally. We address these markets with filter systems, filter cartridges, pressure vessels, and specialty dispensing pumps providing flow solutions for specific end-user market applications including, commercial, foodservice, industrial, marine, and aviation. Filtration products are used in the manufacture of filtration, deionization, and desalination systems; industrial and commercial water filtration applications; and filtration and separation technologies for hydrocarbon, medical and hydraulic applications.

Trade names for the Filtration Solutions market include Everpure®, SHURflo®, CodeLine®, and Porous Mediatm.

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

Competition
Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources directed to the markets in which we compete. Consolidation, globalization, and outsourcing are continuing trends in the water industry. Competition in commercial and residential flow technologies markets focuses on trade names, product performance, quality, and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service, and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery, and price. For pool equipment, competition focuses on trade names, product performance, quality, and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing market penetration.

TECHNICAL PRODUCTS GROUP
Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified, and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. We have identified a target market of $11 billion. Our Technical Products Group focuses its business portfolio on eight primary vertical markets: Industrial (35% of group sales), Communications (25% of group sales), General Electronics (10% of group sales), Energy (10% of group sales), and Commercial, Security and Defense, Infrastructure and Medical (these four vertical combined represent approximately 20% of group sales). The primary trade names for the Technical Products Group are: Hoffman®, Schroff®, McLean®, Taunustm, Birtcher®, Calmark® and Aspen Motiontm. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes and associated thermal management systems. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics.

Customers
Our Technical Products Group distributes its products through electrical and data contractors, electrical and electronic components distributors, and original equipment manufacturers. Information regarding significant customers in our Technical Products Group is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
Our Technical Products Group is not significantly affected by seasonal demand fluctuations.

Competition
Competition in the technical products markets can be intense, particularly in the Communications market, where product design, prototyping, global supply, price competition, and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability. Recent sales decreases in the Technical Products Group are the result of market declines due to the global recession. The impact of these market declines has been partially offset by growth initiatives focused on product development, continued channel penetration, growth in targeted market segments, geographic expansion, and price increases. Consolidation, globalization, and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the global manufacturing capability and broad product portfolio to support the globalization and outsourcing trends.

RECENT DEVELOPMENTS
Growth of our business
We continually look at each of our businesses to determine whether they fit with our strategic vision. Our primary focus is on businesses with strong fundamentals and growth opportunities, including international markets. We seek growth through product and service innovation, market expansion, and acquisitions. Acquisitions have played an important part in the growth of our business, and we expect acquisitions to be an important part of our future growth. There were no material acquisitions or divestitures completed in 2009.

Also refer to ITEM 7, Management’s Discussion and Analysis, and ITEM 8, Note 3 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders as of December 31 by segment was:

In thousands	2009	2008	$ change	% change

Water Group	$304,449	$324,748	$(20,299)	(6.3)%
Technical Products Group	94,503	111,678	(17,175)	(15.4)%

Total	$398,952	$436,426	$(37,474)	(8.6)%

The $20.3 million decrease in Water Group backlog was primarily due to decreased backlog for the Filtration Solutions CodeLine product line, capacity constraints in 2008 led to above average backlogs, compounded by volume declines in Q4 2009. These decreases were partially offset by the timing of the early buy program shipments in residential pool markets. The $17.2 million decrease in the Technical Products Group backlog reflected declining market conditions, especially in our Electronics markets. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents less than 60 days of shipments, is not deemed to be material. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2009 will be filled in 2010.

Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications, and manufacturing processes. Research and development expenditures during 2009, 2008, and 2007 were $57.9 million, $62.5 million, and $56.8 million, respectively.

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

Intellectual property
Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks and trade names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trade mark and trade name.

Patents, patent applications, and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the termination of patents, patent applications, and license agreements to have a material adverse effect on our financial position, results of operations or cash flows.

Employees
As of December 31, 2009, we employed approximately 13,150 people worldwide. Total employees in the United States were approximately 6,600, of whom approximately 530 are represented by five different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

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

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial and commercial markets (for both the Water and Technical Products Groups) and residential markets (for the Water Group). The global recession adversely affected the robustness of our markets throughout 2009. Important factors that impact our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for residential housing and home improvement activity fell in each of the past three years, and particularly in 2009, which reduced revenue in each of the businesses within our Water Group over this period. We believe that weakness in the residential housing market and the recent dramatic slowdown in our industrial and commercial markets will likely continue to affect our revenues and margins into 2010. Any continuing weakness in these markets beyond 2009 will negatively affect our sales and financial performance in future periods.

Continuing market weakness is likely to limit recovery in our revenues and profitability from pre-recessionary levels.

Over the past four years, our organic growth has been generated in part from expanding international sales, entering new distribution channels, price increases and introducing new products. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products, and increase sales of existing products to our customer base. Difficult economic and competitive factors in late 2008 and throughout 2009 adversely affected our ability to grow our revenues over this period. These economic conditions materially and adversely impacted our financial performance in 2009; we did not meet our projected revenue growth or earnings targets for the year 2009. We believe that these market weaknesses have started to stabilize in many of our end markets, but we can not assure you that these markets will continue to improve nor that we will be able to increase revenues and profitability to match our earlier financial performance. Rather than focus our sales efforts primarily on broad-based revenue growth, we have chosen to limit our growth initiatives to specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

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

In previous years, we have experienced material cost and other inflation in a number of our businesses. We are striving for greater productivity improvements and implementing selective increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. While these inflationary pressures dramatically weakened in late 2008 and early 2009 as a result of general economic conditions, the recent reversal of material cost inflation may not be sustainable once the economy begins to strengthen. We also are continuing to implement our excellence in operations initiatives in order to continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

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

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks and trade names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products, and increased costs may hinder our product development and marketing.

Our results of operations may be negatively impacted by litigation.

Our business exposes us to potential litigation, such as product liability claims relating to the design, manufacture, and sale of our products. While we have an active product safety program, and we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us for significant amounts could materially and adversely affect our product reputation, financial condition, results of operations, and cash flows.

Reductions in our acquisition activity will likely slow our revenue growth or otherwise adversely affect our financial performance.

Over the past four years, much of our growth has resulted from acquisitions of businesses within our current business segments. While we intend to continue to evaluate acquisitions in these segments, given the current financial and economic environment, we are uncertain whether we will be able to make major acquisitions until business conditions improve further. We cannot assure you that we would be able to continue to grow our revenue or to limit revenue declines without making acquisitions. Acquisitions we may undertake could have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisitions, while we attempt to integrate operations of the acquired businesses into our operations. Once integrated, acquired operations may not achieve the levels of profitability originally anticipated.

The availability and cost of capital could have a negative impact on our financial performance.

Our plans to vigorously compete in our chosen markets will require additional capital for future acquisitions, capital expenditures, growth of working capital, and continued international and regional expansion. In the past, we have financed growth of our businesses primarily through cash from operations and debt financing. While we refinanced our primary credit agreements in the second quarter of 2007 on what we believe to be favorable terms, future acquisitions or other uses of funds may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if new financing is not available on favorable terms or if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future share issuances could be dilutive to your equity investment if we sell shares into the market or issue additional stock as consideration in any acquisition. We cannot assure you that we will be able to issue equity securities or obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our targeted growth strategy, and our acquisition program, which will limit our revenue growth and future financial performance.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 34% of our net sales in 2009, down from 35% in 2008. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the possibility of terrorist action against us or our operations;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax laws or rulings could have an adverse impact on our effective tax rate;

•	the difficulty of protecting intellectual property in foreign countries; and

•	required compliance with a variety of foreign laws and regulations.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our international operations are subject to foreign market and currency fluctuation risks.

We expect the percentage of our sales outside of North America to increase in the future. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany; each market area is currently experiencing similar economic difficulties to those in the United States, and sales in those markets slowed significantly through 2009. In addition, we have a significant and growing business in the Asia-Pacific area, but the economic conditions in countries in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in these regions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results. In 2009, the weakness of the US dollar slightly benefited our financial results in foreign jurisdictions. We are uncertain whether weakness in the US dollar will continue, and if so, the extent to which it may hurt our financial results on a comparative basis. In addition, we source certain products, components and raw materials throughout the world, the import of which into the United States has raised the cost of these goods in US dollars and has impacted the results of our domestic businesses as well.

We have significant goodwill and intangible assets, and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis as required by the accounting guidance, by comparing the estimated fair value of each of our reporting units to their respective carrying values on our balance sheet. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually as of the first day of our third quarter using management’s operating budget and internal five-year forecast to estimate expected future cash flows. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. The projections also take into account several factors including current and estimated economic trends and outlook, costs of raw materials, and consideration of our market capitalization in comparison to the estimated fair values of our reporting units. During the fourth quarter of 2009, we completed our annual impairment test for goodwill and indefinite-lived intangible assets and recorded an impairment charge of $11.3 million to write-down certain trade name intangible assets to their current estimated fair value.

At December 31, 2009 our goodwill and intangible assets were approximately $2,575.2 million, and represented approximately 65.8% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses, or significant declines in our stock price could be indicators of impairment losses. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

We may be exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol, and this and other international initiatives under consideration could affect our international operations. These actions could increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water Group manufacturing operations at 27 plants located throughout the United States and at 14 plants located in 10 other countries. In addition, our Water Group has 22 distribution facilities and 40 sales offices located in numerous countries throughout the world. We carry out our Technical Products Group manufacturing operations at 7 plants located throughout the United States and 10 plants located in 8 other countries. In addition, our Technical Products Group has 8 distribution facilities and 25 sales offices located in numerous countries throughout the world.

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

We accrue for potential environmental losses in a manner consistent with accounting principles generally accepted in the United States; that is, we record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel, and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

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

Environmental
We have been named as defendants, targets, or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in the past years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites relating to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability. We have also made claims against third parties for indemnification against potential liabilities for environmental remediations or other obligations. We cannot assure you that we will be successful in obtaining indemnity or reimbursement for such costs.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2009 and 2008, our undiscounted reserves for such environmental liabilities were approximately $2.3 million and $3.1 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position, and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	54	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Michael V. Schrock	57	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005--September 2006; President and Chief Operating Officer of Enclosures, October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 -- October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
John L. Stauch	45	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.
Louis L. Ainsworth	62	Senior Vice President, Legal Affairs and Assistant Secretary since February 2010; Senior Vice President and General Counsel, July 1997 — February 2010 and Secretary, January 2002 — February 2010; Shareholder and Officer of the law firm of Henson & Efron, P. A., November 1985 — June 1997.
Frederick S. Koury	49	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources at Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.
Michael G. Meyer	51	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.
Mark C. Borin	42	Corporate Controller and Chief Accounting Officer since March 2008; Partner in the audit practice of the public accounting firm KPMG LLP, June 2000 — March 2008; Various positions in the audit practice of KPMG LLP, September 1989 — June 2000.
Angela D. Lageson	41	Senior Vice President, General Counsel and Secretary since February 2010; Assistant General Counsel, November 2002 — February 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., January 2000-2002; Associate Attorney in the law firm of Henson & Efron, October 1996 — January 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2009, there were 3,860 shareholders of record.

The high, low, and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2009 and 2008 were as follows:

	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$26.38	$29.07	$31.69	$34.27	$34.98	$38.76	$41.00	$38.50
Low	$17.23	$20.91	$23.20	$28.18	$26.02	$31.14	$31.72	$18.42
Close	$22.05	$25.54	$29.26	$32.30	$31.48	$33.87	$38.52	$23.67
Dividends declared	$0.18	$0.18	$0.18	$0.18	$0.17	$0.17	$0.17	$0.17

Pentair has paid 136 consecutive quarterly dividends and has increased dividends each year for 33 consecutive years.

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

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2004 and the reinvestment of all dividends since that date to December 31, 2009. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

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

	Base Period	INDEXED RETURNS
	December	Years Ending December 31:
Company/Index	2004	2005	2006	2007	2008	2009

PENTAIR INC	100	80.32	74.27	83.82	58.20	81.62
S&P 500 INDEX	100	104.91	121.48	128.16	80.74	102.11
S&P MIDCAP 400 INDEX	100	112.56	124.17	134.08	85.50	117.46

Purchases of Equity Securities

The following table provides information with respect to purchases made by Pentair of common stock during the fourth quarter of 2009:

			(c)	(c)
			Total Number of	Dollar Value of
	(a)		Shares Purchased	Shares that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

September 27 — October 24, 2009	10,476	$28.61	—	$0
October 25 — November 21, 2009	2,024	$30.07	—	$0
November 22 — December 31, 2009	1,362	$32.05	—	$0

Total	13,862		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column reflects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	Our board of directors has not authorized a share repurchase plan for 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2009.

	Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data:
Net sales	$2,692,468	$3,351,976	$3,280,903	$3,022,602	$2,801,715
Operating income	219,948	324,685	379,049	312,943	313,320
Income from continuing operations	115,512	256,363	212,118	186,251	179,183
Per Share Data:
Basic:
EPS from continuing operations	$1.19	$2.62	$2.15	$1.87	$1.78
Weighted average shares	97,415	97,887	98,762	99,784	100,665
Diluted
EPS from continuing operations	$1.17	$2.59	$2.12	$1.84	$1.75
Weighted average shares	98,522	99,068	100,205	101,371	102,618
Cash dividends declared per common share	$0.72	$0.68	$0.60	$0.56	$0.52
Balance Sheet Data:
Total assets	$3,911,334	$4,053,213	$4,000,614	$3,364,979	$3,253,755
Total debt	805,637	954,092	1,060,586	743,552	752,614
Total shareholders equity	2,126,340	2,020,069	1,910,871	1,669,999	1,555,610

In December 2005, we acquired as part of our Technical Products Group the McLean Thermal Management, Aspen Motion Technologies and Electronic Solutions businesses. In February and April 2007, we acquired the outstanding shares of capital stock of Jung Pump and all of the capital interests of Porous Media, respectively, as part of our Water Group. In May 2007, we acquired as part of our Technical Products Group the assets of Calmark. In June 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business.

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

The following factors and those discussed in ITEM 1A, Risk Factors, of this Form 10-K may impact the achievement of forward-looking statements:

•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:

•	continued deterioration in or stabilization of the global economy;

•	continued deterioration in or stabilization of the North American and Western European housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation, and disclaim any duty, to update the forward-looking statements in this report.

Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. In 2010, we expect our Water Group and Technical Products Group to generate approximately 2/3 and 1/3 of our total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $1.8 billion in 2009. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.

On February 28, 2008, we sold our NPT business to Pool Corporation in a cash transaction. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.

On June 28, 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The acquisition was effected through the formation of two new entities, a U.S. entity and an international entity, (collectively “Pentair Residential Filtration” or “PRF”) into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner.

With the formation of PRF, we believe we are better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house filtration, point of use water management and water sustainability and expect to accelerate revenue growth by selling GE’s existing residential conditioning products through our sales channels.

On December 15, 2008, we sold our Spa/Bath business to Balboa Water Group in a cash transaction. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as energy, medical and security and defense. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the data communication and telecommunication markets. From 2004 through 2008, sales volumes increased due to the addition of new distributors, new products, price increases and higher demand in targeted markets. In 2009, sales revenues in our Technical Products Group declined significantly due to the impact of the global recession.

Key Trends and Uncertainties

Our sales revenue for the full year of 2009 was approximately $2.7 billion, decreasing 20% from sales in the prior year. Our Water Group sales declined 16% in the year to approximately $1.8 billion, compared to the same period in 2008. Our Technical Products Group sales decreased 26% to approximately $0.8 billion in 2009 compared to the same period in 2008.

The following trends and uncertainties affected our financial performance in 2009 and will likely impact our results in 2010 and beyond:

•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. These markets are showing signs of stabilizing, although at lower levels than we expected would be the case twelve months ago. In response to market conditions over the past year, we significantly restructured our operations to both reduce cost and reduce or relocate capacity. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operation for 2010 and beyond.

•	We have also identified specific market opportunities that we have been and are pursuing that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited due to continuing stagnation or slower growth in other markets.

•	New home building and new pool starts have contracted for each of the past four years in the United States and have slowed significantly in Europe as well. Overall, we believe approximately 55% of sales by our water businesses (flow, filtration and pool equipment) are used in residential applications — for new construction, remodeling and repair, replacement and refurbishment. We saw some stabilization of order rates in the second half of 2009 and anticipate continuing stability, but not significant volume increases, in 2010. We do believe that housing construction will improve in 2010 from historically low levels in 2009, and we anticipate a slightly stronger market will have a favorable impact on these businesses, but our participation in trends appears to lag approximately six months from inception.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly over the past year. Order rates and sales stabilized in our industrial and communications businesses somewhat in the fourth quarter, although commercial and industrial construction markets are still shrinking. We believe that the outlook for most of these markets is mixed, and we expect that construction will continue to decline over 10% year over year in 2010.

•	We experienced material cost and other deflation in a number of our businesses during 2009. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of lower commodity prices will continue to impact us favorably in the first half of 2010, but we are uncertain on the timing and impact of a return of cost inflation as the economy improves over the next year.

•	Our unfunded pension liability increased in 2008 from $147 million to $257 million, primarily reflecting our reduced investment return and significantly lower asset values in our U.S. defined benefit plans at the end of that year. Primarily as a result of better investment returns and higher contributions in 2009, our unfunded pension liabilities declined to approximately $223 million as of the end of 2009. The contributions included a discretionary contribution of $25 million in December to improve plan balances and reduce future contributions. We anticipate that our future pension expense will increase over 2009 levels.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2009 was approximately $207 million, or 179% of our net income; this amount was below our target of $225 million. The shortfall reflects the discretionary contribution to our pension plan of $25 million in December 2009, which we undertook in large part because of our somewhat higher than anticipated free cash flow for the fourth quarter and full year. In addition, we did not sell customer receivables in 2009 as we have in prior years. Our target for free cash flow in 2010 continues to be greater than or equal to 100% conversion of our net income for the year. Last year, we instituted several measures internally to maintain our strong collection experience and to decrease working capital. We are continuing to target reductions in working capital, and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. We believe that this seasonality will continue in the second and third quarters of 2010, as it did modestly in 2009, but are uncertain of the size and impact of the seasonal spike for the year, and contemplate that any seasonal impact will likely be less than we have historically seen.

•	We experienced year over year unfavorable foreign currency effects on net sales and operating results in 2008 and 2009, as a result of the weakening of the U.S. dollar in relation to other foreign currencies. Due to recent strength in the US dollar, we anticipate some modest unfavorable foreign exchange impact, but believe longer-term that foreign exchange will be favorable. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective income tax rate for 2009 was 32.7%. We estimate our effective tax rate for the full year 2010 to be between 32% and 34%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Outlook

In 2010, our operating objectives include the following:

•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Leveraging our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations; and

•	Stressing proactive talent development, particularly in international management and other key functional areas.

On February 2, 2010, we announced our results of operations for fiscal year 2009 and our earnings guidance for the first quarter of 2010 of a range of $0.32 to $0.35 per share on a diluted basis for the full year 2010 of a range of $1.75 to $1.90 per share on a diluted basis. Prior full year guidance was to equal $1.70 per share or higher on a fully-diluted basis. We are uncertain of the trajectory of the economic recovery, both in the United States and globally, for the balance of the year and on into 2011. As noted above, significant deterioration in general economic conditions in our primary markets and geographies would adversely impact our anticipated annual revenues and financial performance.

This outlook is based on several variables. First, our guidance anticipates modest organic revenue gains in our businesses as a whole in the low-to-mid single digit range as a result of overall market conditions, which we expect to bring our total revenue to approximately $2.8 billion for the full year. Second, based upon that revenue expectation, we project net earnings of $1.75 to $1.90 per share as a result of higher operating margins due to carryover of productivity gains from our restructuring projects in 2009 and favorable commodities pricing in the first half of 2010, offset somewhat by reinstatement of certain employee benefits and wage increases and higher spending on research and development, and sales and marketing resources. Third, we believe our tax rate and pension expense will be slightly higher than in 2009, with some reduction in interest expense as a result of lower borrowing levels and continuing low interest rates. We also believe that should we experience volume gains in excess of those we are projecting, we will be able to convert those extra revenues into operating income at an approximate 40% rate, consistent with our productivity assumptions.

Our guidance assumes an absence of significant acquisitions or divestitures in 2010. We continue to look for smaller acquisitions to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture or closure of discrete business units to further focus our businesses on their most attractive markets.

The ability to achieve our operating objectives and 2010 guidance will depend, to a certain extent, on factors outside our control. See “Risk Factors” under Part I of this report.

RESULTS OF OPERATIONS
Net sales

The components of the net sales change were:

Percentages	2009 vs. 2008	2008 vs. 2007

Volume	(19.7)	(1.6)
Price	1.2	2.3
Currency	(1.2)	1.5

Total	(19.7)	2.2

The 19.7 percent decrease in consolidated net sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets;

•	lower Technical Products Group sales in both the Electrical and Electronics businesses; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume related to the formation of PRF.

The 2.2 percent increase in consolidated net sales in 2008 from 2007 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales volume due to the formation of PRF and our February 2, 2007 acquisition of Jung Pump and our April 30, 2007 acquisition of Porous Media;

•	favorable foreign currency effects; and

•	higher Technical Products Group sales.

These increases were partially offset by:

•	lower sales of certain pump, pool and filtration products related to the downturn in the North American residential housing market throughout 2008 and other global markets starting in the fourth quarter of 2008.

Sales by segment and the year-over-year changes were as follows:

				2009 vs. 2008		2008 vs. 2007
In thousands	2009	2008	2007	$ change	% change	$ change	% change

Water	$1,847,764	$2,206,142	$2,230,770	$(358,378)	(16.2)%	$(24,628)	(1.1)%
Technical Products	844,704	1,145,834	1,050,133	(301,130)	(26.3)%	95,701	9.1%

Total	$2,692,468	$3,351,976	$3,280,903	$(659,508)	(19.7)%	$71,073	2.2%

Water

The 16.2 percent decrease in Water Group sales in 2009 from 2008 was primarily the result of:

•	organic sales decline (excluding acquisitions and foreign currency exchange) of 16.1% primarily due to lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume due to the formation of PRF.

The 1.1 percent decrease in Water Group sales in 2008 from 2007 was primarily the result of:

•	organic sales decline (excluding acquisitions and foreign currency exchange) of 5.1% for the full year 2008, which included:

•	lower sales of certain pump, pool and filtration products into North American and Western European residential housing markets; and

•	second quarter 2007 sales of municipal pumps related to a large flood control project that did not recur in 2008.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	continued growth in China and in other markets in Asia-Pacific as well as continued success in penetrating markets in Europe and the Middle East.

These decreases were further offset by:

•	an increase in sales volume driven by the formation of PRF and our 2007 acquisitions of Jung Pump and Porous Media; and

•	favorable foreign currency effects.

Technical Products

The 26.3 percent decrease in Technical Products Group sales in 2009 from 2008 was primarily the result of:

•	organic sales decline (excluding foreign currency exchange) of 25.4% primarily related to:

•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales to electronics markets that was largely attributable to reduced spending in the communications and general electronics vertical markets; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.

The 9.1 percent increase in Technical Products Group sales in 2008 from 2007 was primarily the result of:

•	an increase in sales into electrical markets, which includes new products and selective increases in selling prices to mitigate inflationary cost increases;

•	an increase in sales into electronics markets as sales to our datacommunication and telecommunications customers rebounded and we expanded into other vertical markets;

•	strong sales performance in Asia and Europe; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	an organic sales decline in our North American electronics markets.

Gross profit

In thousands	2009	% of sales		2008	% of sales		2007	% of sales

Gross profit	$785,135	29.2%		$1,014,550	30.3%		$1,012,698	30.9%

Percentage point change		(1.1	) pts		(0.6	) pts

The 1.1 percentage point decrease in gross profit as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns;

•	lower sales volume in our Technical Products Group and lower fixed cost absorption resulting from that volume decline;

•	inflationary increases related to raw materials and labor costs; and

•	period restructuring costs and write-offs of inventory associated with the consolidation of facilities.

These decreases were partially offset by:

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	higher cost of goods sold in 2008 as a result of a fair market value inventory step-up related to the formation of PRF.

The 0.6 percentage point decrease in gross profit as a percent of sales in 2008 from 2007 was primarily the result of:

•	inflationary increases related to raw materials and labor costs;

•	lower sales of certain, pump, pool and filtration products primarily related to the downturn in the North American residential housing market and the slowing of residential markets in Western Europe;

•	higher cost of goods sold in 2008 as a result of a fair market value inventory step-up related to the formation of PRF; and

•	operating inefficiencies related to product moves and plant consolidations.

These decreases were partially offset by:

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	the gross margin impact from increased sales volume in our Technical Products Group and the resulting improved fixed cost leverage;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	lower comparative cost in 2008 for our Jung Pump and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.

Selling, general and administrative (SG&A)

In thousands	2009	% of sales	2008	% of sales	2007	% of sales

*SG&A	$507,303	18.8%	$627,415	18.7%	$576,828	17.6%

Percentage point change		0.1 pts		1.1 pts

*	Includes Legal settlement in 2008 of $20.4 million, which is presented on a separate line in the Consolidated Statements of Income

The 0.1 percentage point increase in SG&A expense as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;

•	expense associated with incremental restructuring actions in both our Water and Technical Products Groups in 2009;

•	impairment charge of $11.3 million for selected trade names resulting from significant volume declines;

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF; and

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

These increases were offset by:

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009; and

•	reduced costs related to productivity actions taken throughout 2008 and 2009 to consolidate facilities and streamline general and administrative costs.

The 1.1 percentage point increase in SG&A expense as a percent of sales in 2008 from 2007 was primarily the result of:

•	restructuring actions in both our Water and Technical Products Groups during the second half of 2008;

•	higher selling and general expense to fund investments in future growth with emphasis on growth in the international markets, including personnel and business infrastructure investments; and

•	expenses related to the settlement of the Horizon litigation.

These increases were partially offset by:

•	reduced costs related to productivity actions taken in the second half of 2007 and throughout 2008; and

•	reduced costs related to the completion of the European SAP implementation in 2007.

Research and development (R&D)

In thousands	2009	% of sales	2008	% of sales	2007	% of sales

R&D	$57,884	2.2%	$62,450	1.9%	$56,821	1.7%

Percentage point change		0.3 pts		0.2 pts

The 0.3 percentage point increase in R&D expense as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales volume and the resultant loss of leverage on the R&D expense spending.

The 0.2 percentage point increase in R&D expense as a percent of sales in 2008 from 2007 was primarily the result of:

•	increased R&D spending with emphasis on new product development and value engineering.

Operating income

Water

In thousands	2009	% of sales		2008	% of sales		2007	% of sales

Operating income	$163,745	8.9%		$206,357	9.4%		$273,677	12.3%

Percentage point change		(0.5	) pts		(2.9	) pts

The 0.5 percentage point decrease in Water Group operating income as a percent of net sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;

•	incremental restructuring actions taken in 2009;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments;

•	impairment charge of $11.3 million for selected trade names resulting from significant volume declines; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009.

The 2.9 percentage point decrease in Water Group operating income as a percent of net sales in 2008 from 2007 was primarily the result of:

•	inflationary increases related to raw materials and labor;

•	a decline in sales of certain pump, pool and filtration products resulting from the downturn in North American and Western European markets;

•	restructuring actions taken throughout 2008;

•	expenses related to the settlement of the Horizon litigation;

•	second quarter 2007 sales of municipal pumps related to a large flood control project, which did not recur in 2008; and

•	higher cost in 2008 as a result of a fair market value inventory step-up and intangible amortization related to the June 2008 formation of PRF.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	an increase in sales volume driven by our February 2, 2007 acquisition of Jung Pump, our April 30, 2007 acquisition of Porous Media, and the June 2008 formation of PRF;

•	the curtailment of long-term defined benefit pension and retiree medical plans in 2007; and

•	lower comparative cost in 2008 for our Jung Pump and Porous Media businesses due to the absence of a fair market value inventory step-up that was recorded in connection with those acquisitions.

Technical Products

In thousands	2009	% of sales		2008	% of sales	2007	% of sales

Operating income	$100,355	11.9%		$169,315	14.8%	$153,586	14.6%

Percentage point change		(2.9	) pts		0.2 pts

The 2.9 percentage point decrease in Technical Products Group operating income as a percent of net sales in 2009 from 2008 was primarily the result of:

•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales into electronics markets that was largely attributable to reduced spending in the communications and general electronics vertical markets;

•	lower fixed cost absorption resulting from the sales volume decline; and

•	incremental restructuring actions taken in 2009 and the associated period costs related to the closure of certain facilities.

These decreases were partially offset by:

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	lower material cost for key commodities such as carbon steel.

The 0.2 percentage point increase in Technical Products Group operating income as a percent of net sales in 2008 from 2007 was primarily the result of:

•	an increase in sales to electrical and electronics markets, which includes selective increases in selling prices to mitigate inflationary cost increases; and

•	savings realized from the continued success of PIMS, including lean and supply management activities.

These increases were partially offset by:

•	inflationary increases related to raw materials such as carbon steel and labor costs; and

•	expenses associated with restructuring actions taken during the second half of 2008.

Net interest expense

In thousands	2009	2008	Difference	% change	2008	2007	Difference	% change

Net interest expense	$41,118	$59,435	$(18,317)	(30.8)%	$59,435	$68,393	$(8,958)	(13.1%)

The 30.8 percent decrease in interest expense from continuing operations in 2009 from 2008 was primarily the result of:

•	favorable impact of lower variable interest rates and lower debt levels in part attributable to the redemption on April 15, 2009 of our 7.85% Senior Notes due 2009.

The 13.1 percent decrease in interest expense from continuing operations in 2008 from 2007 was primarily the result of:

•	a decrease in outstanding debt; and

•	favorable impact of lower interest rates.

Gain on sale of interest in subsidiaries

On June 28, 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The acquisition was effected through the formation of two new entities, a U.S. entity and an international entity into which we and GE contributed certain assets, properties, liabilities and operations representing our respective global water softener and residential water filtration businesses. We are an 80.1 percent owner of the new entities and GE is a 19.9 percent owner. The acquisition and related sale of our 19.9 percent interest resulted in a gain of $109.6 million representing the difference between the carrying amount and the fair value of the 19.9 percent interest sold.

Loss on early extinguishment of debt

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

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

Provision for income taxes from continuing operations

In thousands	2009	2008	2007

Income from continuing operations before income taxes and minority interest	$172,647	$367,140	$306,561
Provision for income taxes	56,428	108,344	94,443
Effective tax rate	32.7%	29.5%	30.8%

The 3.2 percentage point increase in the tax rate in 2009 from 2008 was primarily the result of:

•	a portion of the gain on the formation of PRF in 2008 being taxed at a rate of 0%.

This increase was partially offset by:

•	favorable adjustments in 2009 related to prior years’ tax returns.

The 1.3 percentage point decrease in the tax rate in 2008 from 2007 was primarily the result of:

•	higher earnings in lower-tax rate jurisdictions during 2008; and

•	a portion of the gain on the formation of PRF taxed at a rate of 0%.

These decreases were partially offset by:

•	the impact in 2007 of a favorable adjustment related to the measurement of deferred tax assets and liabilities to account for changes in German tax law enacted on August 17, 2007.

We expect our full year effective tax rate in 2010 to be between 32% and 34%. We will continue to pursue tax rate reduction opportunities.

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

In light of the current uncertain economic situation, we do not currently plan to make any significant acquisitions in 2010, although we may undertake smaller acquisitions. For the second year in a row, our Board did not authorize our annual share repurchase program that we had undertaken prior to 2009. We continue to focus on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.

Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) was entered into in the second quarter of 2007 and does not expire until June 4, 2012. The agent banks under the Credit Facility are J.P. Morgan, Bank of America, Wells Fargo, U.S. Bank and Bank of Tokyo-Mitsubishi. We have ample borrowing capacity for our currently projected needs ($601.7 million at December 31, 2009 which would be limited to $390.2 million based on the credit agreement’s leverage ratio covenant).

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

Operating activities
Cash provided by operating activities was $258.4 million in 2009, or $54.2 million higher than in 2008. The increase in cash provided by operating activities was due primarily to a reduction in working capital, offset by a discretionary pension contribution of $25 million and lower income from continuing operations.

Cash provided by operating activities was $204.2 million in 2008, or $137.1 million lower than in 2007. The decrease in cash provided by operating activities was due primarily to an increase in working capital, higher prepaid expenses (particularly prepaid taxes) and lower income from continuing operations, excluding the gain from the formation of PRF.

In December 2008 and 2007, we sold approximately $44 million and $50 million, respectively, of a customer’s account receivable to a third-party financial institution to mitigate accounts receivable concentration risk. Sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008 and 2007, a loss in the amount of $0.5 million and $1.2 million, respectively, related to the sale of accounts receivable and is included in the line item Other in our Consolidated Statements of Income. We did not undertake a similar sale of customer receivables in 2009, in part because of lower receivable balances and higher transactions costs.

Investing activities
Capital expenditures in 2009, 2008, and 2007 were $54.1 million, $53.1 million and $61.5 million, respectively. We anticipate capital expenditures for fiscal 2010 to be approximately $55 to $65 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and general maintenance capital.

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

On December 15, 2008, we sold our Spa/Bath business to Balboa Water Group in a cash transaction for $9.2 million. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented.

On February 28, 2008, we sold our NPT business to Pool Corporation in a cash transaction for $29.8 million. The results of NPT have been reported as discontinued operations for all periods presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented.

Cash proceeds from the sale of property and equipment of $1.2 million in 2009 was related to various asset dispositions. Cash proceeds from the sale of property and equipment of $4.7 million in 2008 was primarily related to the sale of a facility in our Water Group. Cash proceeds from the sale of property and equipment of $5.2 million in 2007 was primarily related to the sale of a facility used by our Technical Products Group.

Financing activities
Net cash used for financing activities was $209.1 million in 2009 and $217.2 in 2008 versus net cash provided by financing activities of $222.7 in 2007. The difference in cash usage between 2009 and 2008 was primarily the result of debt repayments in 2008. The difference in cash usage between 2008 and 2007 was primarily attributable to three acquisitions in 2007. Other financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash used to repurchase Company stock, cash received from stock option exercises, and tax benefits related to stock-based compensation.

The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on June 4, 2012. Borrowings under the Credit Facility bear interest at the rate of LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases (if and when authorized) and debt maturities over the life of the Credit Facility.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2009, we had no outstanding commercial paper. As of December 31, 2008 we had $0.2 million of commercial paper outstanding. All of the commercial paper at December 31, 2008 was classified as long-term as we had the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

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

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

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

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of December 31, 2009.

In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $2.1 million of borrowings as of December 31, 2009.

Our current credit ratings are as follows:

	Long-Term Debt	Current Rating
Rating Agency	Rating	Outlook

Standard & Poor’s	BBB-	Stable
Moody’s	Baa3	Negative

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

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders annually. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2009 of $70.9 million, compared with $67.3 million in 2008 and $59.9 million in 2007. We recently announced an increase in our dividend rate for 2010 from $0.72 per share in 2009 to $0.76 per share in 2010, which is the 34th consecutive year in which we have increased our dividend.

In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50 million pursuant to this authorization. This authorization expired on December 31, 2008. No authorization for the repurchase of shares of our common stock was sought from or granted by our Board for 2009 or 2010.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
In thousands	2010	2011	2012	2013	2014	5 Years	Total

Long-term debt obligations	$2,286	$15	$303,306	$200,007	$8	$300,015	$805,637
Interest obligations on fixed-rate debt , including effects of derivative financial instruments	33,524	33,524	30,697	26,550	17,610	44,025	185,930
Operating lease obligations, net of sublease rentals	21,791	17,804	14,425	9,574	7,663	11,153	82,410
Pension and post retirement plan contributions	11,300	36,500	34,600	35,700	35,000	102,200	255,300
Other long-term liabilities	552	235	118	—	—	—	905

Total contractual cash obligations, net	$69,453	$88,078	$383,146	$271,831	$60,281	$457,393	$1,330,182

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2009, variable interest rate debt, including the effects of derivative financial instruments, was $200.5 million at a weighted average interest rate of 0.90%.

The estimated annual pension plan contribution amounts are intended to achieve fully funded status of our domestic qualified pension plan in accordance with the Pension Protection Act of 2006.

Pension and post retirement plan contributions are based on an assumed discount rate of 6.0% for all periods and an expected rate of return on plan assets ranging from 6.0% to 8.5%. In December 2009, we made a discretionary contribution of $25 million to our defined benefit pension plan.

The total gross liability for uncertain tax positions at December 31, 2009 is estimated to be approximately $30.0 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2009, we had recorded approximately $0.6 million for the possible payment of penalties and $5.5 million related to the possible payment of interest.

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

	Twelve Months Ended December 31
In thousands	2009	2008	2007

Net cash provided by (used for) continuing operations	$259,900	$212,612	$336,990
Capital expenditures	(54,137)	(53,089)	(61,516)
Proceeds from sale of property and equipment	1,208	4,741	5,198

Free cash flow	206,971	164,264	280,672
Net income from continuing operations attributable to Pentair, Inc.	115,512	256,363	212,118

Conversion of net income from continuing operations attributable to Pentair, Inc.	179%	64%	132%

In 2010, our objective is to generate free cash flow that equals or exceeds 100% conversion of net income.

Off-balance sheet arrangements
At December 31, 2009, we had no off-balance sheet financing arrangements.

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

In addition, there are ongoing environmental issues at a limited number of sites relating to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with GAAP in the United States. As of December 31, 2009 and 2008, our undiscounted reserves for such environmental liabilities were approximately $2.3 million and $3.1 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2009 and 2008, the outstanding value of these instruments totaled $51.2 million and $64.5 million, respectively.

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

Impairment of Goodwill and Indefinite-Lived Intangibles
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable tangible net assets and identifiable intangible assets purchased.

Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures, and changes in working capital are based on our annual operating plan and long term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices, and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2016 are projected to grow at a 3% perpetual growth rate for all reporting units.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 12% to 13% in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each operating segment that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

Indefinite-Lived Intangibles
Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology, and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. During the fourth quarter of 2009 and 2008, we completed our annual impairment test for those identifiable assets not subject to amortization and recorded impairment charges of $11.3 million and $1.0 million, respectively. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The impairment charge was the result of significant declines in sales volume.

At December 31, 2009 our goodwill and intangible assets were approximately $2,575.2 million, and represented approximately 65.8% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses, or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

We recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our balance sheet, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.00% in 2009 and 6.50% in 2008 and 2007. The discount rates on our foreign plans ranged from 2.00% to 6.0% in 2009, 2.00% to 6.25% in 2008 and 2.00% to 5.25% in 2007. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2010.

Expected rate of return
Our expected rate of return on plan assets in 2009 equaled 8.5%, which remained unchanged from 2008 and 2007. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.

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

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. We use derivative financial instruments to manage or reduce the impact of changes in interest rates. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.

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

Interest rate risk
Our debt portfolio, excluding impact of swap agreements, as of December 31, 2009 was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 50% fixed-rate debt and 50%

variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed rate swap agreements we entered with an effective date of April 2006 and August 2007, our debt portfolio is comprised of 75% fixed-rate debt and 25% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2009, a 100 basis point increase or decrease in interest rates would result in a $20.0 million increase or decrease in fair value.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2009, a 100 basis point increase or decrease in interest rates would result in a $2.0 million increase or decrease in interest incurred.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of year ended December 31, 2009. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.:

We have audited the internal control over financial reporting of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2009, of the Company and our report dated February 23, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Minneapolis, Minnesota
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.:

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting and reporting for noncontrolling interests for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 23, 2010

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
In thousands, except per-share data	2009	2008	2007

Net sales	$2,692,468	$3,351,976	$3,280,903
Cost of goods sold	1,907,333	2,337,426	2,268,205

Gross profit	785,135	1,014,550	1,012,698
Selling, general and administrative	507,303	606,980	576,828
Research and development	57,884	62,450	56,821
Legal settlement	—	20,435	—

Operating income	219,948	324,685	379,049
Other (income) expense:
Gain on sale of interest in subsidiaries	—	(109,648)	—
Equity losses of unconsolidated subsidiary	1,379	3,041	2,865
Loss on early extinguishment of debt	4,804	4,611	—
Interest income	(999)	(2,029)	(1,510)
Interest expense	42,117	61,464	69,903
Other	—	106	1,230

Income from continuing operations before income taxes and noncontrolling interest	172,647	367,140	306,561
Provision for income taxes	56,428	108,344	94,443

Income from continuing operations	116,219	258,796	212,118
Loss from discontinued operations, net of tax	—	(5,783)	(1,629)
Gain (loss) on disposal of discontinued operations, net of tax	(19)	(21,846)	438

Net income before noncontrolling interest	116,200	231,167	210,927
Noncontrolling interest	707	2,433	—

Net income attributable to Pentair, Inc.	$115,493	$228,734	$210,927

Net income from continuing operations attributable to Pentair, Inc.	$115,512	$256,363	$212,118

Earnings (loss) per common share attributable to Pentair, Inc.
Basic
Continuing operations	$1.19	$2.62	$2.15
Discontinued operations	—	(0.28)	(0.01)

Basic earnings per common share	$1.19	$2.34	$2.14

Diluted
Continuing operations	$1.17	$2.59	$2.12
Discontinued operations	—	(0.28)	(0.01)

Diluted earnings per common share	$1.17	$2.31	$2.11

Weighted average common shares outstanding
Basic	97,415	97,887	98,762
Diluted	98,522	99,068	100,205

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31	December 31
In thousands, except share and per-share data	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$33,396	$39,344
Accounts and notes receivable, net of allowances of $27,081 and $25,156, respectively	455,090	461,081
Inventories	360,627	417,287
Deferred tax assets	49,609	51,354
Prepaid expenses and other current assets	47,576	63,113

Total current assets	946,298	1,032,179
Property, plant and equipment, net	333,688	343,881
Other assets
Goodwill	2,088,797	2,101,851
Intangibles, net	486,407	515,508
Other	56,144	59,794

Total other assets	2,631,348	2,677,153

Total assets	$3,911,334	$4,053,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$2,205	$—
Current maturities of long-term debt	81	624
Accounts payable	207,661	217,898
Employee compensation and benefits	74,254	90,210
Current pension and post-retirement benefits	8,948	8,890
Accrued product claims and warranties	34,288	41,559
Income taxes	5,659	5,451
Accrued rebates and sales incentives	27,554	28,897
Other current liabilities	85,629	104,975

Total current liabilities	446,279	498,504
Other liabilities
Long-term debt	803,351	953,468
Pension and other retirement compensation	234,948	270,139
Post-retirement medical and other benefits	31,790	34,723
Long-term income taxes payable	26,936	28,139
Deferred tax liabilities	146,630	146,559
Other non-current liabilities	95,060	101,612

Total liabilities	1,784,994	2,033,144
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 98,655,506 and 98,276,919 shares issued and outstanding, respectively	16,442	16,379
Additional paid-in capital	472,807	451,241
Retained earnings	1,502,242	1,457,676
Accumulated other comprehensive income (loss)	20,597	(26,615)
Noncontrolling interest	114,252	121,388

Total shareholders’ equity	2,126,340	2,020,069

Total liabilities and shareholders’ equity	$3,911,334	$4,053,213

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31	December 31	December 31
In thousands	2009	2008	2007

Operating activities
Net income before noncontrolling interest	$116,200	$231,167	$210,927
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	—	5,783	1,629
(Gain) loss on disposal of discontinued operations	19	21,846	(438)
Equity losses of unconsolidated subsidiary	1,379	3,041	2,865
Depreciation	64,823	59,673	57,603
Amortization	40,657	27,608	25,561
Deferred income taxes	30,616	40,754	(16,652)
Stock compensation	17,324	20,572	22,913
Excess tax benefits from stock-based compensation	(1,746)	(1,617)	(4,204)
(Gain) loss on sale of assets	985	510	(1,929)
Gain on sale of interest in subsidiaries	—	(109,648)	—
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	11,307	(18,247)	(19,068)
Inventories	66,684	(33,311)	14,714
Prepaid expenses and other current assets	16,202	(27,394)	2,175
Accounts payable	(13,822)	(1,973)	19,482
Employee compensation and benefits	(22,431)	(21,919)	3,995
Accrued product claims and warranties	(7,440)	(7,286)	4,763
Income taxes	1,972	(4,409)	2,849
Other current liabilities	(21,081)	8,987	(3,218)
Pension and post-retirement benefits	(39,607)	301	6
Other assets and liabilities	(2,141)	18,174	13,017

Net cash provided by (used for) continuing operations	259,900	212,612	336,990
Net cash provided by (used for) operating activities of discontinued operations	(1,531)	(8,397)	4,288

Net cash provided by (used for) operating activities	258,369	204,215	341,278
Investing activities
Capital expenditures	(54,137)	(53,089)	(61,516)
Proceeds from sale of property and equipment	1,208	4,741	5,198
Acquisitions, net of cash acquired	—	(2,027)	(487,561)
Divestitures	1,567	37,907	—
Other	(3,224)	(12)	(5,544)

Net cash provided by (used for) investing activities	(54,586)	(12,480)	(549,423)
Financing activities
Net short-term borrowings	2,205	(16,994)	(1,830)
Proceeds from long-term debt	580,000	715,000	1,269,428
Repayment of long-term debt	(730,304)	(805,016)	(954,077)
Debt issuance costs	(50)	(114)	(1,876)
Excess tax benefits from stock-based compensation	1,746	1,617	4,204
Proceeds from exercise of stock options	8,247	5,590	7,388
Repurchases of common stock	—	(50,000)	(40,641)
Dividends paid	(70,927)	(67,284)	(59,910)

Net cash provided by (used for) financing activities	(209,083)	(217,201)	222,686
Effect of exchange rate changes on cash and cash equivalents	(648)	(5,985)	1,434

Change in cash and cash equivalents	(5,948)	(31,451)	15,975
Cash and cash equivalents, beginning of period	39,344	70,795	54,820

Cash and cash equivalents, end of period	$33,396	$39,344	$70,795

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
			Additional		other
	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		Comprehensive
In thousands, except share and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	Interest	Total	income

Balance — December 31, 2006	99,777,165	$16,629	$488,540	$1,148,126	$16,704	$1,669,999	$—	$1,669,999

Net income				210,927		210,927		210,927	$210,927
Change in cumulative translation adjustment					72,901	72,901		72,901	72,901
Adjustment in retirement liability, net of $23,784 tax					37,201	37,201		37,201	37,201
Changes in market value of derivative financial instruments, net of ($3,158) tax					(4,940)	(4,940)		(4,940)	(4,940)

Comprehensive income									$316,089

Adjustment to initially apply tax guidance				(2,917)		(2,917)		(2,917)
Tax benefit of stock compensation			5,654			5,654		5,654
Cash dividends — $0.60 per common share				(59,910)		(59,910)		(59,910)
Share repurchases	(1,209,257)	(202)	(40,439)			(40,641)		(40,641)
Exercise of stock options, net of 342,870 shares tendered for payment	491,618	83	4,348			4,431		4,431
Issuance of restricted shares, net of cancellations	313,160	52	530			582		582
Amortization of restricted shares			9,256			9,256		9,256
Shares surrendered by employees to pay taxes	(150,855)	(25)	(4,820)			(4,845)		(4,845)
Stock compensation			13,173			13,173		13,173

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$121,866	$1,910,871	$—	$1,910,871

Net income				228,734		228,734		228,734	$228,734
Change in cumulative translation adjustment					(72,117)	(72,117)		(72,117)	(72,117)
Adjustment in retirement liability, net of 42,793 tax					(66,933)	(66,933)		(66,933)	(66,933)
Changes in market value of derivative financial instruments, net of ($6,284) tax					(9,431)	(9,431)		(9,431)	(9,431)

Comprehensive income									$80,253

Tax benefit of stock compensation			2,247			2,247		2,247
Cash dividends — $0.68 per common share				(67,284)		(67,284)		(67,284)
Share repurchases	(1,549,893)	(258)	(49,742)			(50,000)		(50,000)
Exercise of stock options, net of 121,638 shares tendered for payment	322,574	53	4,948			5,001		5,001
Issuance of restricted shares, net of cancellations	366,005	61	388			449		449
Amortization of restricted shares			9,378			9,378		9,378
Shares surrendered by employees to pay taxes	(83,598)	(14)	(2,730)			(2,744)		(2,744)
Stock compensation			10,510			10,510		10,510
PRF Acquisition							121,388	121,388

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069

Net income				115,493		115,493	707	116,200	$115,493
Change in cumulative translation adjustment					43,371	43,371	(7,843)	35,528	43,371
Adjustment in retirement liability, net of $164 tax					256	256		256	256
Changes in market value of derivative financial instruments, net of $2,3,23 tax					3,585	3,585		3,585	3,585

Comprehensive income									$162,705

Tax benefit of stock compensation			1,025			1,025		1,025
Cash dividends — $0.72 per common share				(70,927)		(70,927)		(70,927)
Exercise of stock options, net of 124,613 shares tendered for payment	433,533	72	7,639			7,711		7,711
Issuance of restricted shares, net of cancellations	24,531	4	516			520		520
Amortization of restricted shares			7,190			7,190		7,190
Shares surrendered by employees to pay taxes	(79,477)	(13)	(1,867)			(1,880)		(1,880)
Stock compensation			7,063			7,063		7,063

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340

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

Use of estimates
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that could differ from those estimates. The critical accounting policies that require our most significant estimates and judgments include:

•	the assessment of recoverability of long-lived assets, including goodwill and indefinite-life intangibles; and

•	accounting for pension benefits, because of the importance in making the estimates necessary to apply these policies.

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

Volume-based incentives
These incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer, and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts; reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. One customer had a receivable balance of approximately 10% of the total net receivable balance as of December 31, 2009. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2008.

In December 2008 and 2007, we sold approximately $44 million and $50 million, respectively, of one customer’s accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk. Sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008 and 2007, a loss in the amount of $0.5 million and $1.2 million related to the sale of accounts receivable is included in the line item Other in our Consolidated Statements of Income. We did not undertake a similar sale of customer receivables in 2009.

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

Goodwill is tested at least annually for impairment, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures, and changes in working capital, are based on our annual operating plan and long term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices, and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2016 are projected to grow at a 3% perpetual growth rate for all reporting units.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 12% to 13% in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each operating segment that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.

Identifiable intangible assets
Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology, and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. During the fourth quarter of 2009 and 2008, we completed our annual impairment test for those identifiable assets not subject to amortization and recorded impairment charges of $11.3 million and $1.0 million, respectively, related to trade names. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. This non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below. The impairment charge was the result of significant declines in sales volume. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

At December 31, 2009 our goodwill and intangible assets were approximately $2,575.2 million, and represented approximately 65.8% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses, or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Equity method investments
We have investments that are accounted using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Income. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

Income taxes
We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Environmental
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

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation, and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2009 and 2008, reserves for policy claims were $56.3 million ($10.0 million included in Accrued product claims and warranties and $46.3 million included in Other non-current liabilities) and $59.2 million ($10.0 million included in Accrued product claims and warranties and $49.2 million included in Other non-current liabilities), respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Stock-based compensation
We account for stock-based compensation awards on a fair value basis. The estimated grant date fair value of each stock-based award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Income. Restricted share awards and units are recorded as compensation cost over the requisite service periods based on the market value on the date of grant.

Earnings per common share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding including the dilutive effects of common stock equivalents. The dilutive effects of stock options and restricted share awards and units increased weighted average common shares outstanding by 1,107 thousand, 1,181 thousand and 1,443 thousand in 2009, 2008 and 2007, respectively.

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares were 5,283 thousand, 5,268 thousand, and 2,841 thousand in 2009, 2008 and 2007, respectively.

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

Fair value measurements
The accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1:  Valuation is based on observable inputs such as quoted market prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Valuation is based on inputs such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Level 3:  Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

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

New accounting standards
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. We are evaluating the impact the new guidance will have on our consolidated financial statements.

On January 1, 2009, we adopted new accounting guidance that changes the accounting and reporting for minority interests. Minority interests have been recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Income Statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.

In December 2008, we adopted new accounting guidance that requires more detailed disclosures about employers’ pension plan assets. New disclosures include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard required new disclosures only, and had no impact on our consolidated financial position, results of operations or cash flows. These new disclosures are included in Note 12 to the Consolidated Financial Statements.

Subsequent events
In connection with preparing the audited consolidated financial statements for the year ended December 31, 2009, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

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

The following pro forma consolidated condensed financial results of operations for the year ended December 31, 2008 is presented as if the acquisition had been completed at the beginning of the period presented:

In thousands, except per-share data

Pro forma net sales from continuing operations	$3,406,449
Pro forma net income from continuing operations	256,363
Pro forma net income	228,734
Pro forma earnings per common share — continuing operations
Basic	$2.62
Diluted	$2.59
Weighted average common shares outstanding
Basic	97,887
Diluted	99,068

These pro forma consolidated condensed financial results have been prepared for comparative purposes only and include certain adjustments. The adjustments do not reflect the effect of synergies that would have been expected to result from the integration of this acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred on January 1, or of future results of the consolidated entities.

3. Discontinued Operations/Divestitures
On December 15, 2008, we sold our Spa and Bath (“Spa/Bath”) business to Balboa Water Group in a cash transaction for $9.2 million. The results of Spa/Bath have been reported as discontinued operations for all periods presented. The assets and liabilities of Spa/Bath have been reclassified as discontinued operations for all periods presented. Goodwill of $5.6 million was included in the assets of Spa/Bath.

On February 28, 2008, we sold our National Pool Tile (“NPT”) business to Pool Corporation in a cash transaction for $29.8 million. The results of NPT have been reported as discontinued operations for all periods

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

presented. The assets and liabilities of NPT have been reclassified as discontinued operations for all periods presented. Goodwill of $16.8 million was included in the assets of NPT.

Operating results of the discontinued operations are summarized below.

In thousands	2009	2008	2007

Net sales	$—	$43,346	$117,795
Loss from discontinued operations before income taxes	—	(9,392)	(2,917)
Income tax benefit	—	3,609	1,288

Loss from discontinued operations, net of income taxes	—	(5,783)	(1,629)
Gain (loss) on disposal of discontinued operations, before taxes	221	(28,692)	762
Income tax (expense) benefit	(240)	6,846	(324)

Gain (loss) on disposal of discontinued operations, net of tax	$(19)	$(21,846)	$438

4.	Restructuring
During 2009 and 2008, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the announcement of the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount of approximately 800 and 1700 employees in 2009 and 2008, respectively, which included 350 and 1,300 in the Water Group and 450 and 400 in the Technical Products Group. These actions were generally completed by the end of 2009.

Restructuring related costs included in Selling, general and administrative expenses on the Consolidated Statements of Income include costs for severance and related benefits, asset impairment charges and other restructuring costs as follows:

	Years Ended December 31
In thousands	2009	2008

Severance and related costs	$11,160	$34,615
Asset impairment	4,050	5,282
Contract termination costs	2,030	5,309

Total restructuring costs	$17,240	$45,206

Total restructuring costs related to the Water Group and the Technical Products Group were $7.7 million and $9.5 million, respectively, for year ended December 31, 2009. Total restructuring costs related to the Water Group and the Technical Products Group were $36.3 million and $8.9 million, respectively, for year ended December 31, 2008.

Restructuring accrual activity recorded on the Consolidated Balance Sheets is summarized as follows:

	Years Ended December 31
In thousands	2009	2008

Beginning balance	$34,174	$—
Costs incurred	13,190	39,924
Cash payments and other	(32,855)	(5,750)

Ending balance	$14,509	$34,174

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 by segment are as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2008	Divestitures	Translation/Other	December 31, 2009

Water Group	$1,818,470	$895	$(16,452)	$1,802,913
Technical Products Group	283,381	—	2,503	285,884

Consolidated Total	$2,101,851	$895	$(13,949)	$2,088,797

Included in “foreign currency translation/other” is the correction of an immaterial error related to the previous accounting treatment for certain acquisitions. The correction resulted in a decrease in goodwill and a decrease of deferred tax liabilities of $28.5 million ($27.5 million in the Water Group and $1.0 million in the Technical Products Group).

		Acquisitions/	Foreign Currency
In thousands	December 31, 2007	Divestitures	Translation/Other	December 31, 2008

Water Group	$1,706,626	$132,720	$(20,876)	$1,818,470
Technical Products Group	292,493	106	(9,218)	283,381

Consolidated Total	$1,999,119	$132,826	$(30,094)	$2,101,851

In 2008, the acquired goodwill in the Water Group is related primarily to the formation of PRF and the 2007 acquisition of Jung Pump. In 2008, goodwill allocated to divested businesses was $22.4 million.

The detail of acquired intangible assets consisted of the following:

	2009			2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net

Finite-life intangible assets
Patents	$15,458	$(11,502)	$3,956	$15,427	$(9,774)	$5,653
Non-compete agreements	4,522	(4,522)	—	4,722	(4,566)	156
Proprietary technology	73,244	(23,855)	49,389	72,375	(17,652)	54,723
Customer relationships	288,122	(66,091)	222,031	283,015	(46,841)	236,174
Trade names	1,562	(235)	1,327	961	(77)	884

Total finite-life intangible assets	$382,908	$(106,205)	$276,703	$376,500	$(78,910)	$297,590
Indefinite-life intangible assets
Trade names	$209,704	$—	$209,704	$217,918	$—	$217,918

Total intangibles, net	$592,612	$(106,205)	$486,407	$594,418	$(78,910)	$515,508

Intangible asset amortization expense in 2009, 2008, and 2007 was $27.3 million, $24.0 million, and $21.8 million, respectively.

In 2009 we recorded an impairment charge to write down trade name intangible assets of $11.3 million in the Water Group. Additionally, in 2008 we recorded an impairment change to write-off a trade name intangible asset of $1.0 million in the Technical Products Group.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method which would be a “Level 3” measurement under the fair value hierarchy described in Note 1. This method assumes the trade name has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The impairment charge was the result of significant declines in sales volume. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2010	2011	2012	2013	2014

Estimated amortization expense	$25,134	$25,042	$24,205	$23,857	$23,534

6.	Supplemental Balance Sheet Information

In thousands	2009	2008

Inventories
Raw materials and supplies	$200,931	$212,792
Work-in-process	38,338	53,241
Finished goods	121,358	151,254

Total inventories	$360,627	$417,287

Property, plant and equipment
Land and land improvements	$36,635	$32,949
Buildings and leasehold improvements	213,453	204,757
Machinery and equipment	586,764	580,632
Construction in progress	28,408	24,376

Total property, plant and equipment	865,260	842,714
Less accumulated depreciation and amortization	531,572	498,833

Property, plant and equipment, net	$333,688	$343,881

Equity method investments
We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with ITT Water Technologies, Inc. that began design, development, and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our consolidated financial statements as we do not have a controlling interest over the investment. There were investments in and loans to FARADYNE of $4.5 million and $5.0 million at December 31, 2009 and December 31, 2008, respectively, which is net of our proportionate share of the results of their operations.

7.	Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

In thousands	2009	2008	2007

Interest payments	$43,010	$63,851	$66,044
Income tax payments	8,719	80,765	98,798

On June 28, 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The transaction is more fully described in Note 2. Acquisitions.

8.	Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) consists of the following:

In thousands	2009	2008

Retirement liability adjustments, net of tax	$(58,448)	$(58,704)
Cumulative translation adjustments	88,671	45,300
Market value of derivative financial instruments, net of tax	(9,626)	(13,211)

Accumulated other comprehensive income (loss)	$20,597	$(26,615)

9.	Debt
Debt and the average interest rates on debt outstanding as of December 31 are summarized as follows:

	Average
	interest rate
	December 31,	Maturity	December 31	December 31
In thousands	2009	(Year)	2009	2008

Commercial paper	0.00%	2012	$—	$249
Revolving credit facilities	0.86%	2012	198,300	214,200
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000
Private placement — floating rate	0.83%	2012-2013	205,000	205,000
Senior notes	7.85%	2009	—	133,900
Other	4.64%	2010-2016	2,337	275

Total contractual debt obligations			805,637	953,624
Deferred income related to swaps			—	468

Total debt, including current portion per balance sheet			805,637	954,092
Less: Current maturities			(81)	(624)
Short-term borrowings			(2,205)	—

Long-term debt			$803,351	$953,468

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2009, we had no outstanding commercial paper. As of December 31, 2008 we had $0.2 million of commercial paper outstanding.

All of the commercial paper and $133.9 million aggregate principle 7.85% Senior Notes due 2009 (the “Notes”) at December 31, 2008 were classified as long-term as we had the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $2.1 of borrowings as of December 31, 2009.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of December 31, 2009.

Total availability under our existing Credit Facility was $601.7 million at December 31, 2009, which would be limited to $390.2 million based on the credit agreement’s leverage ratio covenant.

On July 8, 2008, we commenced a cash tender offer for all of our outstanding Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees and $0.6 million in previously unrecognized swap gains, and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

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

Debt outstanding at December 31, 2009, matures on a calendar year basis as follows:

In thousands	2010	2011	2012	2013	2014	Thereafter	Total

Contractual debt obligation maturities	$2,286	$15	$303,306	$200,007	$8	$300,015	$805,637

10.	Derivative and Financial Instruments
Cash-flow hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $8.1 million and $10.7 million at December 31, 2009 and December 31, 2008, respectively, and was recorded in Other non-current liabilities.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $8.3 million and $11.6 million at December 31, 2009 and December 31, 2008, respectively, and was recorded in Other non-current liabilities.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheet. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense, amounts due to/from swap

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

counterparties, are included in earnings. We realized incremental interest expense resulting from the swaps of $7.9 million and $3.4 million at December 31, 2009 and December 31, 2008, respectively.

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

At December 31, 2009 and 2008, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

Fair value of financial instruments
The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments, and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2009		2008
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$405,505	$405,505	$419,449	$419,449
Fixed rate	400,132	390,930	534,175	482,148

Total	$805,637	$796,435	$953,624	$901,597

Derivative financial instruments
Market value of variable to fixed interest rate swap (liability) asset	$(16,354)	$(16,354)	$(22,309)	$(22,309)

The following methods were used to estimate the fair values of each class of financial instrument measured on a recurring basis:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable, and variable rate debt) — recorded amount approximates fair value because of the short maturity period;

•	long-term fixed rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•	interest rate swap agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

11.	Income Taxes
Income from continuing operations before income taxes and noncontrolling interest consisted of the following:

In thousands	2009	2008	2007

United States	$111,530	$220,294	$229,012
International	61,117	146,846	77,549

Income from continuing operations before taxes and noncontrolling interest	$172,647	$367,140	$306,561

The provision for income taxes for continuing operations consisted of the following:

In thousands	2009	2008	2007

Currently payable
Federal	$10,502	$41,985	$70,610
State	2,456	5,140	9,851
International	13,947	25,735	19,250

Total current taxes	26,905	72,860	99,711
Deferred
Federal and state	26,733	35,535	3,405
International	2,790	(51)	(8,673)

Total deferred taxes	29,523	35,484	(5,268)

Total provision for income taxes	$56,428	$108,344	$94,443

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2009	2008	2007

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.6	1.6	2.6
Tax effect of stock-based compensation	0.2	0.2	0.3
Tax effect of international operations	(3.5)	(6.1)	(5.1)
Tax credits	(1.4)	(1.0)	(0.8)
Domestic manufacturing deduction	(0.4)	(0.7)	(1.3)
ESOP dividend benefit	(0.4)	(0.2)	(0.2)
All other, net	0.6	0.7	0.3

Effective tax rate on continuing operations	32.7	29.5	30.8

Reconciliation of the beginning and ending gross unrecognized tax benefits follows:

In thousands	2009	2008

Gross unrecognized tax benefits — beginning balance	$28,139	$23,879
Gross increases for tax positions in prior periods	3,191	3,526
Gross decreases for tax positions in prior periods	(2,433)	(411)
Gross increases based on tax positions related to the current year	1,789	2,666
Gross decreases related to settlements with taxing authorities	(209)	—
Reductions due to statute expiration	(515)	(1,521)

Gross unrecognized tax benefits at December 31	$29,962	$28,139

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Included in the $30.0 million of total gross unrecognized tax benefits as of December 31, 2009 was $26.8 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2009 may decrease by a range of $0 to $22.8 million during the next twelve months primarily as a result of the resolution of federal, state and foreign examinations and the expiration of various statutes of limitations.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns through 2003 with no material adjustments. The IRS has also completed a survey of our 2004 U.S. federal income tax return with no material findings. The IRS is currently examining our 2005 and 2006 federal tax returns. No material adjustments have been proposed; however, actual settlements may differ from amounts accrued.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2009, we had recorded approximately $0.6 million for the possible payment of penalties and $5.5 million related to the possible payment of interest.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2009, approximately $173.0 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

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

Deferred taxes were classified in the consolidated balance sheet as follows:

	December 31,
In thousands	2009	2008

Deferred tax assets	$49,609	$51,354
Other noncurrent assets	5,132	8,085
Other noncurrent liabilities	(149)	—
Deferred tax liabilities	(146,630)	(146,559)

Net deferred tax liability	$(92,038)	$(87,120)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2009 Deferred tax		2008 Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$4,073	$—	$2,684	$—
Inventory valuation	11,005	—	7,064	—
Accelerated depreciation/amortization	—	12,893	—	13,190
Accrued product claims and warranties	24,558	—	30,779	—
Employee benefit accruals	119,357	—	131,493	—
Goodwill and other intangibles	—	172,675	—	191,313
Other, net	—	65,463	—	54,637

Total deferred taxes	$158,993	$251,031	$172,020	$259,140

Net deferred tax liability		$(92,038)		$(87,120)

Included in Other, net in the table above are deferred tax assets of $4.7 million and $8.1 million as of December 31, 2009 and December 31, 2008, respectively, related to a foreign tax credit carryover from the tax period ended December 31, 2006 and related to state net operating losses. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2016.

Non-U.S. tax losses of $49.1 million and $19.8 million were available for carryforward at December 31, 2009 and 2008, respectively. A valuation allowance reflected above in other, net of $7.5 million and $3.3 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available as of December 31, 2009 and 2008, respectively that may not be realized. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. The non-U.S. operating losses are subject to varying expiration periods and will begin to expire in 2010. State tax losses of $73.0 million and $73.0 million were available for carryforward at December 31, 2009 and 2008, respectively. A valuation allowance reflected above in other, net of $2.6 million and $2.0 million exists for deferred income tax benefits related to the carryforwards available at December 31, 2009 and December 31, 2008, respectively. Certain state tax losses will expire in 2010, while others are subject to carryforward periods of up to twenty years.

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

We recognized a pension curtailment gain in December 2007, of $5.5 million related to the announcement that we will be freezing certain pension plans as of December 31, 2017. Also, we recognized a curtailment gain of $4.1 million related to the termination of certain post-retirement health care benefits.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Obligations and Funded Status
The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans, and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation beginning of year	$521,698	$534,648	$38,417	$40,836
Service cost	12,334	14,104	214	263
Interest cost	32,612	32,383	2,377	2,534
Amendments	3	(207)	(1,303)	—
Actuarial (gain) loss	13,309	(26,978)	(1,517)	(1,624)
Translation (gain) loss	2,469	(5,446)	—	—
Benefits paid	(30,116)	(26,806)	(2,887)	(3,592)

Benefit obligation end of year	$552,309	$521,698	$35,301	$38,417

Change in plan assets
Fair value of plan assets beginning of year	$265,112	$388,037	$—	$—
Actual gain (loss) return on plan assets	44,521	(106,546)	—	—
Company contributions	49,044	12,815	2,887	3,592
Translation gain (loss)	627	(2,388)	—	—
Benefits paid	(30,116)	(26,806)	(2,887)	(3,592)

Fair value of plan assets end of year	$329,188	$265,112	$—	$—

Funded status
Plan assets less than benefit obligation	$(223,121)	$(256,586)	$(35,301)	$(38,417)

Net amount recognized	$(223,121)	$(256,586)	$(35,301)	$(38,417)

Of the $223.1 million underfunding at December 31, 2009, $115.9 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits		Post-retirement
In thousands	2009	2008	2009	2008

Current liabilities	$(5,437)	$(5,197)	$(3,511)	$(3,693)
Noncurrent liabilities	(217,684)	(251,389)	(31,790)	(34,724)

Net amount recognized	$(223,121)	$(256,586)	$(35,301)	$(38,417)

The accumulated benefit obligation for all defined benefit plans was $534.9 million and $489.3 million at December 31, 2009, and 2008, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2009	2008

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$329,188	$265,112
Accumulated benefit obligation	534,936	489,258
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$329,188	$265,112
Accumulated benefit obligation	552,309	521,698

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2009	2008	2007	2009	2008	2007

Service cost	$12,334	$14,104	$17,457	$214	$263	$585
Interest cost	32,612	32,383	31,584	2,377	2,534	2,983
Expected return on plan assets	(30,286)	(29,762)	(28,539)	—	—	—
Amortization of transition
obligation	25	25	20	—	—	—
Amortization of prior year
service cost (benefit)	23	179	160	(41)	(136)	(245)
Recognized net actuarial (gain) loss	82	121	3,195	(3,326)	(3,301)	(1,423)
Settlement gain	(9)	—	—	—	—	—
Curtailment gain	—	—	(5,533)	—	—	(4,126)

Net periodic benefit cost	$14,781	$17,050	$18,344	$(776)	$(640)	$(2,226)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits		Post-retirement
In thousands	2009	2008	2009	2008

Net transition obligation	$11	$37	$—	$—
Prior service cost (benefit)	118	170	(905)	357
Net actuarial (gain) loss	120,022	120,910	(23,429)	(25,238)

Accumulated other comprehensive (income) loss	$120,151	$121,117	$(24,334)	$(24,881)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Net transition obligation	$11	$—
Prior service cost (benefit)	24	(27)
Net actuarial (gain) loss	1,672	(3,356)

Total estimated 2010 amortization	$1,707	$(3,383)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Additional Information
Change in accumulated other comprehensive income, net of tax:

In thousands	2009	2008

Beginning of the year	$(58,704)	$8,229
Additional prior service cost incurred during the year	794	126
Actuarial gains (losses) incurred during the year	1,500	(65,755)
Translation gains (losses) incurred during the year	(63)	594
Amortization during the year:
Transition obligation	15	15
Unrecognized prior service cost (benefit)	(11)	27
Actuarial gains	(1,979)	(1,940)

End of the year	$(58,448)	$(58,704)

Assumptions
Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2009	2008	2007	2009	2008	2007

Discount rate	6.00	6.50	6.50	6.00	6.50	6.50
Rate of compensation increase	4.00	4.00	5.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2009	2008	2007	2009	2008	2007

Discount rate	6.50	6.50	6.00	6.50	6.50	6.00
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.00	5.00	5.00

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 6.00% in 2009, 6.50% in 2008 and 2007. The discount rates on our foreign plans ranged from 2.00% to 6.00% in 2009, 2.00% to 6.25% in 2008 and 2.00% to 5.25% in 2007. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2009.

Expected rate of return
Our expected rate of return on plan assets in 2009 equaled 8.5%, which remained unchanged from 2008 and 2007. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2009, the pension plan assets yielded returns of 19.5%, compared to a loss of 28.8% in 2008 and returns of 7.8% in 2007.

We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five-

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Unrecognized pension and post-retirement losses
As of our December 31, 2009 measurement date, our plans have $96.6 million of cumulative unrecognized losses. To the extent the unrecognized losses, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years).

The assumed health care cost trend rates at December 31 are as follows:

	2009	2008

Health care cost trend rate assumed for next year	7.70%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2027	2018

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
In thousands	Increase	Decrease

Effect on total annual service and interest cost	$31	$(28)
Effect on post-retirement benefit obligation	842	(748)

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

Asset allocation
Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

	Plan Assets		Target Allocation
Asset Class	2009	2008	2009	2008

Equity Securities	53%	59%	60%	60%
Fixed Income Investments	22%	10%	30%	30%
Alternative Investments	14%	24%	10%	10%
Cash	11%	7%	0%	0%

While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow. In 2009, as a result of our year end decision to make a $25 million discretionary pension plan contribution, a higher percentage of assets were held in cash equivalents. This contribution was

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

directed to be invested in fixed income investments and was invested shortly after year end. After taking this into consideration, our fixed income investment percentage would have been 30% and our cash percentage would have been 3%.

As part of our strategy to reduce U.S. pension plan funded status volatility, we plan to increase the allocation to long duration fixed income securities in future years as the funded status of our U.S. pension plans improve. In 2009 we increased our fixed income investments from 10% to 30%.

Fair Value Measurement
The following table presents our plan assets using the fair value hierarchy as of December 31, 2009.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Cash Equivalents	$—	$35,575	$—	$35,575
Fixed Income:
Fixed Income Securities	—	58,389	—	58,389
Fixed Income Commingled Funds	—	12,556	2,739	15,295
Global Equity Securities:
Equity Securities	37,281	—	—	37,281
Pentair Company Stock	21,742	—	—	21,742
Global Equity Commingled Funds	—	113,606	—	113,606
Other Investments	—	32,873	14,427	47,300

Total	$59,023	$252,999	$17,166	$329,188

Valuation methodologies used for investments measured at fair value are as follows:

•	Cash Equivalents: Consist of investments in commingled funds valued based on observable market data. Such investments are classified as Level 2.

•	Fixed Income: Investments in corporate bonds, government securities, mortgages and asset backed securities are value based upon quoted market prices for identical or similar securities and other observable market data. Investments in commingled funds are generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments are classified as Level 2. Certain investments in commingled funds are valued based on unobservable inputs due to liquidation restrictions. These investments are classified as Level 3.

•	Global Equity Securities: Equity securities and Pentair common stock are valued based on the closing market price in an active market and are classified as Level 1. Investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments are classified as Level 2.

•	Other Investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service are classified as Level 2. Investments in commingled funds that are valued based on unobservable inputs due to liquidation restrictions are classified as Level 3.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

		Net realized	Net purchases,	Net
	Balance	and unrealized	issuances and	transfers into	Balance
	January 1, 2009	gains (losses)	settlements	(out of) level 3	December 31, 2009

Other Investments	$32,083	$(774)	$—	$(16,882)	$14,427
Fixed Income Commingled Funds	25,640	1,027	—	(23,928)	2,739

	$57,723	$253	$—	$(40,810)	$17,166

Cash Flows
Contributions
Pension contributions totaled $49.0 million and $12.8 million in 2009 and 2008, respectively. Our 2010 required pension contributions are expected to be in the range of $10 million to $15 million. The decrease in the 2010 expected contribution is primarily a result of the December 2009 discretionary contribution of $25 million to our defined benefit pension plan. The 2010 expected contributions will equal or exceed our minimum funding requirements.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement

2010	$32.9	$3.5
2011	30.4	3.4
2012	31.6	3.3
2013	33.5	3.3
2014	33.8	3.2
2015-2019	201.3	14.0

Savings plan
We have a 401(k) plan (“the plan”) with an employee stock ownership (“ESOP”) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. The company matches contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation, and 50% of the next 5% of eligible compensation. In June 2009, we temporarily suspended the company match of the plan and ESOP.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Our combined expense for the plan and ESOP was approximately $6.7 million, $17.0 million, and $11.9 million, in 2009, 2008, and 2007, respectively.

Other retirement compensation
Total other accrued retirement compensation was $17.3 million and $13.6 million in 2009 and 2008, respectively, and is included in the pension and other retirement compensation line of our Consolidated Balance Sheet.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

13.	Shareholders’ Equity
Authorized shares

We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock with authorization to issue up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2009 or December 31, 2008.

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

Share repurchases
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50.0 million pursuant to this authorization. This authorization expired on December 31, 2008. There were no share repurchase authorizations for 2009.

14.	Stock Plans
Total stock-based compensation expense in 2009, 2008, and 2007 was $17.3 million, $20.6 million, and $22.9 million, respectively.

Omnibus stock incentive plans
In May 2008, the 2008 Omnibus Stock Incentive Plan as Amended and Restated (the “2008 Plan” or the “Plan”) was approved by shareholders. The 2008 Plan authorizes the issuance of additional shares of our common stock and extends through February 2018. The 2008 Plan allows for the granting of:

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

Non-qualified and incentive stock options
Under the Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Prior to 2006, option grants typically had a reload feature when shares are retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the 2004 Plan and under the 2008 Plan do not have a reload feature attached to the option. Annual expense for the value of stock options was $7.1 million in 2009, $10.5 million in 2008 and $13.6 million in 2007.

Restricted shares and restricted stock units
Under the Plan, eligible employees are awarded restricted shares or restricted stock units (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the value of restricted shares and restricted stock units was $10.2 million in 2009, $10.1 million in 2008, and $9.3 million in 2007.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Stock options
The following table summarizes stock option activity under all plans:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options Outstanding	Shares	Exercise Price	Contractual Life	Intrinsic Value

Balance January 1, 2009	7,729,047	$31.54
Granted	1,269,219	22.85
Exercised	(558,146)	19.82
Forfeited	(132,053)	31.02
Expired	(345,548)	38.32

Balance December 31, 2009	7,962,519	$30.70	6.0	$30,904,688

Options exercisable December 31, 2009	5,415,765	$31.98	4.4	$18,544,323
Options expected to vest December 31, 2009	2,497,856	$27.97	8.4	$12,360,365
Shares available for grant December 31, 2009	4,491,331

The weighted-average grant date fair value of options granted in 2009, 2008, and 2007 was estimated to be $5.09, $7.41, and $8.44 per share, respectively. The total intrinsic value of options that were exercised during 2009, 2008, and 2007 was $5.2 million, $6.3 million, and $12.6 million, respectively. At December 31, 2009, the total unrecognized compensation cost related to stock options was $3.5 million. This cost is expected to be recognized over a weighted average period of 1.3 years.

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2009	2008	2007

Risk-free interest rate	1.77%	2.78%	4.58%
Expected dividend yield	3.20%	2.12%	1.92%
Expected stock price volatility	32.50%	27.00%	28.50%
Expected lives	5.2 yrs	4.8 yrs	4.8 yrs

Cash received from option exercises for the years ended December 31, 2009, 2008, and 2007 was $8.2 million, $5.6 million, and $7.4 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.9 million, $2.0 million, and $4.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Restricted Share Awards
The following table summarizes restricted share award activity under all plans:

		Weighted Average
		Grant Date
Restricted Shares Outstanding	Shares	Fair Value

Balance January 1	1,130,347	$33.49
Granted	428,965	21.57
Vested	(232,693)	37.58
Forfeited	(48,565)	31.89

Balance December 31	1,278,054	$28.81

As of December 31, 2009, there was $13.6 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2004 Plan and the 2008 Plan. That cost is expected to be recognized over a weighted average period of 2.2 years. The total fair value of shares vested during the years

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

ended December 31, 2009, 2008 and 2007, was $5.5 million, $7.7 million, and $13.5 million, respectively. The actual tax benefit realized for the tax deductions from restricted share compensation arrangements totaled $2.2 million, $3.0 million, and $4.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.

During 2007, we increased the contractual term of options for certain individuals resulting in additional compensation expense of $0.9 million.

15.	Business Segments

We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•	Water — manufactures and markets essential products and systems used in the movement, storage, treatment, and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — designs, manufactures, and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense, and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes, and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, divested operations, and intercompany eliminations.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Financial information by reportable business segment is included in the following summary:

In thousands	2009	2008	2007	2009	2008	2007

	Net sales to external customers			Operating income (loss)

Water Group	$1,847,764	$2,206,142	$2,230,770	$163,745	$206,357	$273,677
Technical Products Group	844,704	1,145,834	1,050,133	100,355	169,315	153,586
Other	—	—	—	(44,152)	(50,987)	(48,214)

Consolidated	$2,692,468	$3,351,976	$3,280,903	$219,948	$324,685	$379,049

	Identifiable assets(1)			Depreciation

Water Group	$3,205,774	$3,271,039	$3,191,830	$44,063	$39,237	$36,711
Technical Products Group	716,092	697,577	724,466	19,035	19,131	19,696
Other(1)	(10,532)	84,597	84,318	1,725	1,305	1,196

Consolidated	$3,911,334	$4,053,213	$4,000,614	$64,823	$59,673	$57,603

	Amortization			Capital expenditures

Water Group	$34,919	$22,062	$18,877	$36,513	$32,916	$35,984
Technical Products Group	2,687	2,980	2,515	15,388	15,995	23,956
Other	3,051	2,566	4,169	2,236	4,178	1,576

Consolidated	$40,657	$27,608	$25,561	$54,137	$53,089	$61,516

The following table presents certain geographic information:

In thousands	2009	2008	2008	2009	2008	2008

	Net sales to external customers			Long-lived assets

U.S.	$1,964,138	$2,467,698	$2,484,758	$203,206	$219,013	$220,191
Europe	439,312	571,164	527,375	87,880	89,300	104,226
Asia and other	289,018	313,114	268,770	42,602	35,568	37,273

Consolidated	$2,692,468	$3,351,976	$3,280,903	$333,688	$343,881	$361,690

(1)	All cash and cash equivalents are included in Other

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

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers, and home centers. In our Water segment, no single customer accounted for more than 10% of segment sales in 2009, one customer accounted for just over 10% of segment sales in 2008 and one customer accounted for just over 11% of segment sales in 2007. In our Technical Products segment, no single customer accounted for more than 10% of segment sales in 2009, 2008, or 2007.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

16.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases follows:

In thousands	2009	2008	2007

Gross rental expense	$32,799	$37,519	$34,690
Sublease rental income	(74)	(172)	(78)

Net rental expense	$32,725	$37,347	$34,612

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2010	2011	2012	2013	2014	Thereafter	Total

Minimum lease payments	$22,437	$18,336	$14,498	$9,574	$7,663	$11,153	$83,661
Minimum sublease rentals	(646)	(532)	(73)	—	—	—	(1,251)

Net future minimum lease commitments	$21,791	$17,804	$14,425	$9,574	$7,663	$11,153	$82,410

Environmental
We have been named as defendants, targets, or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in the past and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001, and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2009 and 2008, our undiscounted reserves for such environmental liabilities were approximately $2.3 million and $3.1 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Litigation
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement, and employment matters.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

We record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel, and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The changes in the carrying amount of service and product warranties for the year ended December 31, 2009 and 2008 are as follows:

In thousands	2009	2008

Balance at beginning of the year	$31,559	$39,077
Service and product warranty provision	55,232	62,655
Payments	(62,672)	(70,373)
Acquired	23	599
Foreign currency translation	146	(399)

Balance at end of the year	$24,288	$31,559

Stand-by letters of credit
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2009 and December 31, 2008, the outstanding value of these instruments totaled $51.2 million and $64.5 million, respectively.

17.	Selected Quarterly Financial Data (Unaudited)

The following table represents the 2009 quarterly financial information:

	2009
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$633,840	$693,712	$662,665	$702,251	$2,692,468
Gross profit	169,232	196,479	206,967	212,457	785,135
Operating income	37,214	63,560	66,682	52,492	219,948
Income from continuing operations	17,721	32,427	38,677	27,394	116,219
Gain (loss) on disposal of discontinued operations, net of tax	10	(78)	(85)	134	(19)
Net income from continuing operations attributable to Pentair, Inc.	17,255	32,006	37,033	29,218	115,512
Earnings per common share attributable to Pentair, Inc.(1)
Basic
Continuing operations	$0.18	$0.33	$0.38	$0.30	$1.19
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.18	$0.33	$0.38	$0.30	$1.19

Diluted
Continuing operations	$0.18	$0.33	$0.38	$0.29	$1.17
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.18	$0.33	$0.38	$0.29	$1.17

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table represents the 2008 quarterly financial information:

	2008
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$830,146	$898,378	$855,815	$767,637	$3,351,976
Gross profit	250,694	278,410	255,953	229,493	1,014,550
Operating income	97,327	96,547	85,614	45,197	324,685
Income from continuing operations	52,463	139,837	45,002	21,494	258,796
Loss from discontinued operations, net of tax	(1,036)	(1,102)	(1,514)	(2,131)	(5,783)
Loss on disposal of discontinued operations, net of tax	(7,137)	—	(268)	(14,441)	(21,846)
Net income from continuing operations attributable to Pentair, Inc.	52,463	139,837	42,902	21,161	256,363
Earnings per common share attributable to Pentair, Inc.(1)
Basic
Continuing operations	$0.53	$1.43	$0.44	$0.22	$2.62
Discontinued operations	(0.08)	(0.01)	(0.02)	(0.17)	(0.28)

Basic earnings per common share	$0.45	$1.42	$0.42	$0.05	$2.34

Diluted
Continuing operations	$0.53	$1.41	$0.43	$0.22	$2.59
Discontinued operations	(0.08)	(0.01)	(0.02)	(0.17)	(0.28)

Diluted earnings per common share	$0.45	$1.40	$0.41	$0.05	$2.31

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2009, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2009 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Louis L. Ainsworth, the Company’s Senior Vice President, General Counsel and Secretary informed the Company’s Board of Directors on February 23, 2010 that he intends to retire from the Company effective August 1, 2010. Mr. Ainsworth was appointed as the Company’s Senior Vice President, Legal Affairs and Assistant Secretary.

On February 23, 2010, the Board of Directors appointed Angela D. Lageson to the position of Senior Vice President, General Counsel and Secretary, effective immediately. Ms. Lageson has served as Assistant General Counsel for the Company since November 2002.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors is contained in our Proxy Statement for our 2010 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Proposal 1 Election of Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Information required under this item is contained in our Proxy Statement for our 2010 annual meeting of shareholders under the captions “Corporate Governance Matters — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2009 annual meeting of shareholders under the captions “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2009, information about compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan category	(a)	( b)	(c)

Equity compensation plans approved by security holders:
2008 Omnibus Stock Incentive Plan	1,295,192	$23.26	4,491,331 (1)
2004 Omnibus Stock Incentive Plan	6,054,403	$32.26	— (2)
Outside Directors Non-qualified Stock Option Plan	580,924	$32.01	— (2)
Equity compensation plans not approved by security holders	32,000	$11.38	— (3)

Total	7,962,519	$30.70	4,491,331

(1)	Represents securities remaining available for issuance under the 2008 Omnibus Plan.
(2)	The 2004 Omnibus Plan and the Directors Plan were terminated in 2008. Options previously granted remain outstanding under these plans, but no further options or shares may be granted or issued under either plan.
(3)	Represents ten-year options to purchase common stock granted January 2, 2001, to Randall J. Hogan, our Chairman and Chief Executive Officer, at an exercise price of $11.375 per share, which was the closing price of our common stock on the date of grant.

All share numbers and per share amounts described in this section have been adjusted to reflect our 2-for-1 stock split in 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2010 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2010 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1)  Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2010.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 23, 2010.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ John L. Stauch John L. Stauch		Executive Vice President and Chief Financial Officer

/s/ Mark C. Borin Mark C. Borin		Corporate Controller and Chief Accounting Officer

* Leslie Abi-Karam		Director

* Glynis A. Bryan		Director

* Jerry W. Burris		Director

* T. Michael Glenn		Director

* Charles A. Haggerty		Director

* David H. Y. Ho		Director

* David A. Jones		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

*By	/s/ Louis L. Ainsworth Louis L. Ainsworth Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc and subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End
in thousands	in Period	Expenses	Deductions		Add (deduct)		of Period

Allowances for doubtful accounts
Year ended December 31, 2009	$8,925	$6,832	$2,449	(1)	$846	(2)	$14,154
Year ended December 31, 2008	$8,073	$3,044	$1,629	(1)	$(563	)(2)	$8,925
Year ended December 31, 2007	$13,941	$(5,049)	$2,906	(1)	$2,087	(2)	$8,073

(1)	Uncollectible accounts written off, net of expense

(2)	Result of acquisitions and foreign currency effects

Exhibit Index

Exhibit
Number	Exhibit

3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013, and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.3	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated June 4, 2007).
4.4	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
4.5	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017, and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).
10.1	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Pentair’s Restoration Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.4 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as Amended and Restated Through July 29, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Quarterly Report on Form 10-Q for the year ended September 26, 2009).*

Exhibit
Number	Exhibit

10.9	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2009 (Incorporated by reference to Appendix B contained in Pentair’s Proxy Statement for its 2009 annual meeting of shareholders).*
10.10	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.11	Form of Key Executive Employment and Severance Agreement for Louis Ainsworth, Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.12	Form of Key Executive Employment and Severance Agreement for John L. Stauch and Mark C. Borin (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.13	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.14	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated Through December 16, 2009.*
10.15	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.16	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.17	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.18	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.19	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as Amended and Restated Through July 29, 2009 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2009).*
10.20	Form of award letter for executive officers under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).*
10.21	Form of award letter for directors under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended.*
10.22	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory contract.