Form 10-Q
period 2010-04-03
PENTAIR INC
filed 2010-04-27
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-04689
Pentair,Inc.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 3, 2010, 98,650,967 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	April 3,	March 28,
In thousands, except per-share data	2010	2009

Net sales	$707,013	$633,840
Cost of goods sold	493,311	464,608

Gross profit	213,702	169,232
Selling, general and administrative	132,890	117,275
Research and development	17,211	14,743

Operating income	63,601	37,214
Other (income) expense:
Equity (income) losses of unconsolidated subsidiary	(84)	277
Net interest expense	9,527	11,784

Income from continuing operations before income taxes and noncontrolling interest	54,158	25,153
Provision for income taxes	18,129	7,432

Income from continuing operations	36,029	17,721
Gain on disposal of discontinued operations, net of tax	524	10

Net income before noncontrolling interest	36,553	17,731
Noncontrolling interest	1,232	466

Net income attributable to Pentair, Inc.	$35,321	$17,265

Net income from continuing operations attributable to Pentair, Inc.	$34,797	$17,255

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.35	$0.18
Discontinued operations	0.01	—

Basic earnings per common share	$0.36	$0.18

Diluted
Continuing operations	$0.35	$0.18
Discontinued operations	0.01	—

Diluted earnings per common share	$0.36	$0.18

Weighted average common shares outstanding
Basic	98,030	97,375
Diluted	99,568	97,966

Cash dividends declared per common share	$0.19	$0.18
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	April 3,	December 31,	March 28,
In thousands, except share and per-share data	2010	2009	2009

Assets
Current assets
Cash and cash equivalents	$46,783	$33,396	$34,708
Accounts and notes receivable, net	550,830	455,090	505,196
Inventories	363,667	360,627	393,201
Deferred tax assets	49,665	49,609	51,268
Prepaid expenses and other current assets	43,580	47,576	47,848

Total current assets	1,054,525	946,298	1,032,221

Property, plant and equipment, net	330,201	333,688	337,898

Other assets
Goodwill	2,067,836	2,088,797	2,092,825
Intangibles, net	472,398	486,407	504,921
Other	56,224	56,144	56,964

Total other assets	2,596,458	2,631,348	2,654,710

Total assets	$3,981,184	$3,911,334	$4,024,829

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$3,731	$2,205	$7,404
Current maturities of long-term debt	51	81	630
Accounts payable	229,502	207,661	196,767
Employee compensation and benefits	77,496	74,254	75,664
Current pension and post-retirement benefits	8,948	8,948	8,890
Accrued product claims and warranties	37,803	34,288	38,639
Income taxes	8,571	5,659	4,312
Accrued rebates and sales incentives	24,653	27,554	20,754
Other current liabilities	86,763	85,629	98,919

Total current liabilities	477,518	446,279	451,979

Other liabilities
Long-term debt	862,351	803,351	991,807
Pension and other retirement compensation	231,733	234,948	270,443
Post-retirement medical and other benefits	30,630	31,790	34,299
Long-term income taxes payable	25,720	26,936	28,076
Deferred tax liabilities	145,777	146,630	145,565
Other non-current liabilities	95,399	95,060	97,260

Total liabilities	1,869,128	1,784,994	2,019,429

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,650,967, 98,655,506 and 98,280,976 shares issued and outstanding, respectively	16,441	16,442	16,380
Additional paid-in capital	475,135	472,807	454,736
Retained earnings	1,518,726	1,502,242	1,457,231
Accumulated other comprehensive income (loss)	(11,801)	20,597	(44,835)
Noncontrolling interest	113,555	114,252	121,888

Total shareholders’ equity	2,112,056	2,126,340	2,005,400

Total liabilities and shareholders’ equity	$3,981,184	$3,911,334	$4,024,829

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Operating activities
Net income before noncontrolling interest	$36,553	$17,731
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	(524)	(10)
Equity (income) losses of unconsolidated subsidiary	(84)	277
Depreciation	14,564	15,170
Amortization	6,746	7,233
Deferred income taxes	1,617	7
Stock compensation	6,802	4,720
Excess tax benefits from stock-based compensation	(980)	(64)
(Gain) loss on sale of assets	(147)	19
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(99,054)	(47,021)
Inventories	(5,525)	21,069
Prepaid expenses and other current assets	2,826	15,008
Accounts payable	22,479	(18,052)
Employee compensation and benefits	1,694	(15,470)
Accrued product claims and warranties	3,647	(2,797)
Income taxes	3,446	(922)
Other current liabilities	(1,584)	(13,337)
Pension and post-retirement benefits	(426)	1,801
Other assets and liabilities	(2,363)	(2,415)

Net cash provided by (used for) continuing operations	(10,313)	(17,053)

Investing activities
Capital expenditures	(12,059)	(15,979)
Proceeds from sale of property and equipment	127	280
Other	292	(40)

Net cash provided by (used for) investing activities	(11,640)	(15,739)

Financing activities
Net short-term borrowings	1,526	7,494
Proceeds from long-term debt	200,000	135,000
Repayment of long-term debt	(141,025)	(96,679)
Excess tax benefits from stock-based compensation	980	64
Stock issued to employees, net of shares withheld	(1,938)	680
Dividends paid	(18,837)	(17,710)

Net cash provided by (used for) financing activities	40,706	28,849

Effect of exchange rate changes on cash and cash equivalents	(5,366)	(693)

Change in cash and cash equivalents	13,387	(4,636)
Cash and cash equivalents, beginning of period	33,396	39,344

Cash and cash equivalents, end of period	$46,783	$34,708

See accompanying notes to condensed consolidated financial statements.

Pentair Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated				Comprehensive
			Additional		other				income
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				35,321		35,321	1,232	36,553	$35,321
Change in cumulative translation adjustment					(31,827)	(31,827)	(1,929)	(33,756)	(31,827)
Changes in market value of derivative financial instruments, net of ($357) tax					(571)	(571)		(571)	(571)

Comprehensive income									$2,923

Cash dividends — $0.19 per common share				(18,837)		(18,837)		(18,837)
Share repurchases
Exercise of stock options, net of 19,141 shares tendered for payment	107,672	18	1,523			1,541		1,541
Issuance of restricted shares, net of cancellations	6,648	1	508			509		509
Amortization of restricted shares			1,171			1,171		1,171
Shares surrendered by employees to pay taxes	(118,859)	(20)	(3,970)			(3,990)		(3,990)
Stock compensation			3,096			3,096		3,096

Balance — April 3, 2010	98,650,967	$16,441	$475,135	$1,518,726	$(11,801)	$1,998,501	$113,555	$2,112,056

					Accumulated				Comprehensive
			Additional		other				income
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069
Net income				17,265		17,265	466	17,731	$17,265
Change in cumulative translation adjustment					(18,600)	(18,600)	34	(18,566)	(18,600)
Changes in market value of derivative financial instruments, net of ($250) tax					380	380		380	380

Comprehensive income									$(955)

Cash dividends — $0.18 per common share				(17,710)		(17,710)		(17,710)
Exercise of stock options	29,178	5	675			680		680
Issuance of restricted shares, net of cancellations	41,884	6	456			462		462
Amortization of restricted shares			1,903			1,903		1,903
Shares surrendered by employees to pay taxes	(67,005)	(10)	(1,527)			(1,537)		(1,537)
Stock compensation			1,988			1,988		1,988

Balance — March 28, 2009	98,280,976	$16,380	$454,736	$1,457,231	$(44,835)	$1,883,512	$121,888	$2,005,400

Pentair, Inc and Subsidiaries
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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2009 Annual Report on Form 10-K for the year ended December 31, 2009.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
In connection with preparing the unaudited condensed consolidated financial statements for the three months ended April 3, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
2. New Accounting Standards
In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. We adopted the new guidance as of January 1, 2010, which did not have a material effect on our condensed consolidated financial statements.
No other new accounting pronouncements issued or effective during the first three months of 2010 have had or are expected to have a material impact on the Consolidated Financial Statements.
3. Stock-based Compensation
Total stock-based compensation expense was $6.8 million and $4.7 million for the first quarter of 2010 and 2009, respectively.
During the first quarter of 2010, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units during the first quarter of 2010 and 2009 was $3.7 million and $2.7 million, respectively.
During the first quarter of 2010, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $3.1 million and $2.0 million for the first quarter of 2010 and 2009, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	April 3,	March 28,
	2010	2009

Expected stock price volatility	35.0%	32.5%
Expected life	5.5 yrs	5.2 yrs
Risk-free interest rate	2.47%	1.77%
Dividend yield	2.30%	3.20%
The weighted-average fair value of options granted during the first quarter of 2010 and 2009 was $7.84 and $5.09 per share, respectively.
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

Pentair, Inc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
4. Earnings Per Common Share
Basic and diluted earnings per share was calculated using the following:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Weighted average common shares outstanding — basic	98,030	97,375
Dilutive impact of stock options and restricted stock	1,538	591

Weighted average common shares outstanding — diluted	99,568	97,966

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	4,821	8,601
5. Restructuring
During 2009 and 2008, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount. These actions were generally completed by the end of 2009.
Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits of $2.8 million in the first three months of 2009.
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended April 3, 2010 and March 28, 2009:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Beginning balance	$14,509	$34,174

Costs incurred	—	2,820
Cash payments and other	(5,286)	(14,274)

Ending balance	$9,223	$22,720

6. Inventories
     Inventories were comprised of:

	April 3,	December 31,	March 28,
In thousands	2010	2009	2009

Raw materials and supplies	$198,737	$200,931	$206,348
Work-in-process	39,985	38,338	50,088
Finished goods	124,945	121,358	136,765

Total inventories	$363,667	$360,627	$393,201

7. Goodwill and Other Identifiable Intangible Assets
     The changes in the carrying amount of goodwill for the three months ended April 3, 2010 and March 28, 2009 by segment were as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2009	Divestitures	Translation/Other	April 3, 2010

Water Group	$1,802,913	$—	$(17,388)	$1,785,525
Technical Products Group	285,884	—	(3,573)	282,311

Consolidated Total	$2,088,797	$—	$(20,961)	$2,067,836

Pentair, Inc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

		Acquisitions/	Foreign Currency
In thousands	December 31, 2008	Divestitures	Translation/Other	March 28, 2009

Water Group	$1,818,470	$(227)	$(7,312)	$1,810,931
Technical Products Group	283,381	—	(1,487)	281,894

Consolidated Total	$2,101,851	$(227)	$(8,799)	$2,092,825

The detail of acquired intangible assets consisted of the following:

	April 3, 2010			December 31, 2009			March 28, 2009
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,455	$(11,796)	$3,659	$15,458	$(11,502)	$3,956	$15,424	$(10,256)	$5,168
Non-compete agreements	—	—	—	4,522	(4,522)	—	4,522	(4,479)	43
Proprietary technology	72,965	(25,255)	47,710	73,244	(23,855)	49,389	72,199	(19,097)	53,102
Customer relationships	283,577	(69,910)	213,667	288,122	(66,091)	222,031	280,723	(51,132)	229,591
Trade names	1,537	(269)	1,268	1,562	(235)	1,327	1,520	(113)	1,407

Total finite-life intangibles	$373,534	$(107,230)	$266,304	$382,908	$(106,205)	$276,703	$374,388	$(85,077)	$289,311

Indefinite-life intangibles
Trade names	$206,094	$—	$206,094	$209,704	$—	$209,704	$215,610	$—	$215,610

Total intangibles, net	$579,628	$(107,230)	$472,398	$592,612	$(106,205)	$486,407	$589,998	$(85,077)	$504,921

Intangible asset amortization expense was approximately $5.5 million and $7.2 million for the three months ended April 3, 2010 and March 28, 2009, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2010 and the next five years is as follows:

In thousands	2010 Q2-Q4	2011	2012	2013	2014	2015

Estimated amortization expense	$18,773	$25,040	$24,228	$23,856	$23,531	$23,233
8. Debt
     Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	April 3,	December 31,	March 28,
In thousands	April 3, 2010	(Year)	2010	2009	2009

Revolving credit facilities	0.87%	2012	$257,300	$198,300	$252,800
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	0.80%	2012-2013	205,000	205,000	205,000
Senior notes	7.85%	2009	—	—	133,900
Other	4.34%	2010-2016	3,833	2,337	7,829

Total contractual debt obligations			866,133	805,637	999,529
Deferred income related to swaps			—	—	312

Pentair, Inc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	Average
	interest rate	Maturity	April 3,	December 31,	March 28,
In thousands	April 3, 2010	(Year)	2010	2009	2009

Total debt, including current portion per balance sheet			866,133	805,637	999,841
Less: Current maturities			(51)	(81)	(630)
Short-term borrowings			(3,731)	(2,205)	(7,404)

Long-term debt			$862,351	$803,351	$991,807

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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of April 3, 2010, we had no commercial paper outstanding.
Total availability under our existing Credit Facility was $542.7 million as of April 3, 2010, which would have been limited to $424.1 million based on the credit agreement’s leverage ratio covenant.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $3.7 million of borrowings as of April 3, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of April 3, 2010.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Debt outstanding at April 3, 2010 matures on a calendar year basis as follows:

In thousands	2010 Q2 -Q4	2011	2012	2013	2014	2015	Thereafter	Total

Contractual debt
obligation maturities	$3,782	$15	$362,306	$200,007	$8	$8	$300,007	$866,133

9. Derivatives and Financial Instruments
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

Pentair, Inc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $8.2 million, $8.1 million and $10.4 million at April 3, 2010, December 31, 2009 and March 28, 2009, respectively, and was recorded in Other non-current liabilities.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $9.0 million, $8.3 million and $11.3 million at April 3, 2010, December 31, 2009 and March 28, 2009, respectively, and was recorded in Other non-current liabilities.
The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties, are included in earnings. We realized incremental expense resulting from the swaps of $2.3 million and $1.5 million for the three months ended April 3, 2010 and March 28, 2009, respectively.
The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets, with changes in their fair value included in OCI. Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.
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
At April 3, 2010, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.
10. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended April 3, 2010 was 33.5% compared to 29.5% for the three months ended March 28, 2009. We expect the effective tax rate for the remainder of 2010 to be between 33% and 34%, resulting in a full year effective income tax rate of between 33% and 34%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The total gross liability for uncertain tax positions at April 3, 2010 was $28.7 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices.
11. Benefit Plans
Components of net periodic benefit cost for the three months ended April 3, 2010 and March 28, 2009 were as follows:

Pentair, Inc and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

	Three months ended
	Pension benefits		Post-retirement
	April 3,	March 28,	April 3,	March 28,
In thousands	2010	2009	2010	2009

Service cost	$2,886	$3,067	$50	$54
Interest cost	7,887	8,115	503	594
Expected return on plan assets	(7,710)	(7,563)	—	—
Amortization of transition obligation	6	14	—	—
Amortization of prior year service cost (benefit)	8	6	(7)	(10)
Recognized net actuarial loss (gains)	406	18	(823)	(832)

Net periodic benefit cost	$3,483	$3,657	$(277)	$(194)

12. Business Segments
Financial information by reportable segment for the three months ended April 3, 2010 and March 28, 2009 is shown below:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Net sales to external customers
Water Group	$478,038	$423,932
Technical Products Group	228,975	209,908

Consolidated	$707,013	$633,840

Intersegment sales
Water Group	$517	$289
Technical Products Group	703	233
Intercompany sales eliminations	(1,220)	(522)

Consolidated	$—	$—

Operating income (loss)
Water Group	$42,138	$26,976
Technical Products Group	33,098	20,462
Unallocated corporate expenses and intercompany eliminations	(11,635)	(10,224)

Consolidated	$63,601	$37,214

13. Warranty
The changes in the carrying amount of service and product warranties for the three months ended April 3, 2010 and March 28, 2009 and the year ended December 31, 2009 were as follows:

	April 3,	December 31,	March 28,
In thousands	2010	2009	2009

Balance at beginning of the year	$24,288	$31,559	$31,559
Service and product warranty provision	14,924	55,232	11,644
Payments	(11,276)	(62,672)	(14,441)
Acquired	—	23	—
Translation	(133)	146	(123)

Balance at end of the period	$27,803	$24,288	$28,639

14. Commitments and Contingencies
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2009 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	magnitude, timing and scope of global economic recovery;

•	continued deterioration in or stabilization of the North American and Western European housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate benefits from our restructuring and other cost actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2009 and the first quarter of 2010 and will likely impact our results in the future:
•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. We believe these markets are stabilizing and we saw signs of a recovery during the first quarter of 2010 from first half 2009 levels. In response to market conditions over the past 18 months, we significantly restructured our operations to both reduce cost and reduce or relocate capacity. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operations for 2010 and beyond.

•	We have also identified specific market opportunities that we have been and are pursuing that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited due to continuing stagnation or slower growth in other markets.

•	New home building and new pool starts have contracted for each of the past four years in the United States and have slowed significantly in Europe as well. Overall, we believe approximately 55% of sales by our water businesses (flow, filtration and pool equipment) are used in residential applications — for new construction, remodeling and repair, replacement and refurbishment. We saw stabilization of order rates at the end of 2009 and anticipate continuing stability, with volume increases in many markets, in 2010. We believe that housing construction will improve in 2010 from historically low levels in 2009, and we anticipate a stronger market will have a favorable impact on these businesses, but our participation in these trends appears to lag approximately six months from inception.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly over the past year. Order rates and sales stabilized in our industrial and communications businesses somewhat in the fourth quarter of 2009 and first quarter of 2010, although commercial and industrial construction markets are still shrinking. We believe that the outlook for most of these markets is mixed, and we expect that commercial and industrial construction will continue to decline over 10% year-over-year in 2010.

•	We experienced material cost and other deflation in a number of our businesses during the second half of 2009. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will impact us unfavorably for the remainder of 2010, but we are uncertain on the timing and impact of a return of cost inflation as the economy improves over the next year.

•	Our unfunded pension liability increased from $147 million at year end 2007 to $257 million at year end 2008, primarily reflecting our reduced investment return and significantly lower asset values in our U.S. defined benefit plans at the end of that year. Primarily as a result of better investment returns and higher contributions in 2009, our unfunded pension liabilities declined to approximately $223 million as of the end of 2009. The contributions included a discretionary contribution of $25 million in December 2009 to improve plan balances and reduce future contributions.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Our target for free cash flow in 2010 is $225 million. We are continuing to target reductions in working capital, and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. We believe that this seasonality will continue in the second and third quarters of 2010, as it did modestly in 2009, but are uncertain of the size and impact of the seasonal spike for the year, and contemplate that any seasonal impact will likely be less than we have historically seen.

•	We experienced year over year unfavorable foreign currency effects on net sales and operating results in 2009 and the first three months of 2010, as a result of the strengthening of the U.S. dollar in relation to other foreign currencies. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective income tax rate for the three months ended April 3, 2010 was 33.5% compared to 29.5% for the three months ended March 28, 2009. We expect the effective tax rate for the remainder of 2010 to be between 33% and 34%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Outlook
In 2010, our operating objectives include the following:
•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;

•	Leveraging our technological capabilities to increasingly generate innovative new products;

•	Driving operations excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations; and

•	Stressing proactive talent development, particularly in international management and other key functional areas.
On April 27, 2010, we announced our earnings for the first quarter of 2010 of $0.35 per share from continuing operations on a diluted basis. As further noted below, our revenue increased 12% in the quarter from the year-earlier period, with slightly higher growth in our water segment.
At the same time, we provided earnings guidance for the second quarter of 2010. We anticipate that sales growth will be approximately 10% to 13% and reported earnings per share on a diluted basis will range from $0.52 to $0.55 in the quarter.
On February 2, 2010, we initiated earnings guidance for the full year 2010 of a range of $1.75 to $1.90 per share on a diluted basis, which we affirmed on April 27, 2010. We are cautiously optimistic about our end markets both in the United States and in the Asia Pacific region, for the balance of 2010. As noted above, however, a deterioration in general economic conditions in our primary markets and geographies would adversely impact our anticipated annual revenues and financial performance.
Our full year 2010 outlook is based on several variables. First, our guidance anticipates modest organic revenue gains in our businesses as a whole of between 8-9% as a result of overall market conditions, which we expect to bring our total revenue to approximately $2.9 billion for the full year. Second, based upon that revenue expectation, we project net earnings of $1.75 to $1.90 per share as a result of higher operating margins due to carryover of productivity gains from our restructuring projects in 2009 and favorable commodities pricing in the first half of 2010, offset somewhat by higher costs for certain raw materials, reinstatement of certain employee benefits and wage increases and higher spending on research and development, and sales and marketing resources. Third, we believe our tax rate and pension expense will be slightly higher than in 2009, with some reduction in interest expense as a result of lower borrowing levels and continuing low interest rates. We also believe that should we experience volume gains in excess of those we are projecting, we will be able to convert those extra revenues into operating income at a rate of from 30% to 40%, consistent with our productivity and other factors. Our water businesses achieved the bottom of that range of expected conversion rates for extra volume in the first quarter of 2010 due to unfavorable mix and the timing of expenses for investments for growth initiatives and pay-as-you-go restructuring.
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
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2009 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009	$ change	% change

Net sales	$707,013	$633,840	$73,173	11.5%

The components of the net sales change in 2010 from 2009 were as follows:

% Change from 2009
Percentages	First quarter

Volume	9.6
Price	(0.6)
Currency	2.5

Total	11.5

Consolidated net sales
The 11.5 percent increase in consolidated net sales in the first quarter of 2010 from 2009 was primarily driven by:
•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;

•	higher sales volumes in the Technical Products Group; and

•	favorable foreign currency effects.
These increases were partially offset by:
•	selective decreases in selling prices.
Net sales by segment and the change from prior year period were as follows:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009	$ change	% change

Water Group	$478,038	$423,932	$54,106	12.8%
Technical Product Group	228,975	209,908	19,067	9.1%

Net sales	$707,013	$633,840	$73,173	11.5%

Water Group
The 12.8 percent increase in Water Group net sales in the first quarter of 2010 from 2009 was primarily driven by:
•	organic sales growth of approximately 10 percent (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;

•	continued growth in India, China and in other emerging markets in the Asia-Pacific region as well as Eastern Europe; and

•	favorable foreign currency effects.
These increases were partially offset by:
•	selective decreases in selling prices.
Technical Products Group
The 9.1 percent increase in Technical Product Group net sales in the first quarter 2010 from 2009 was primarily driven by:
•	an increase in sales in industrial, general electronics, infrastructure and energy vertical markets;

•	favorable foreign currency effects; and

•	selective increases in selling prices.
Gross Profit

	Three months ended
	April 3,	%of	March 28,	%of
In thousands	2010	sales	2009	sales

Gross Profit	$213,702	30.2%	$169,232	26.7%

Percentage point change		3.5 pts
The 3.5 percent increase in gross profit as a percentage of sales in the first quarter of 2010 from 2009 was primarily the result of:

•	the effect of certain fixed costs spread over higher sales volumes;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009; and

•	material cost deflation and savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices.
These increases were partially offset by:
•	selective decreases in selling prices primarily in our residential and commercial water businesses.
Selling, general and administrative (SG&A)

	Three months ended
	April 3,	%of	March 28,	%of
In thousands	2010	sales	2009	sales

SG&A	$132,890	18.8%	$117,275	18.5%

Percentage point change		0.3 pts
The 0.3 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2010 from 2009 was primarily due to:
•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.
These increases were partially offset by:
•	reduced costs related to restructuring actions taken throughout 2009 to consolidate facilities and streamline general and administrative costs.
Research and development (R&D)

	Three months ended
	April 3,	% of	March 28,	% of
In thousands	2010	sales	2009	sales

R&D	$17,211	2.4%	$14,743	2.3%

Percentage point change		0.1 pts
The 0.1 percentage point increase in R&D expense as a percentage of sales in the first quarter of 2010 from the first quarter of 2009 was primarily due to:
•	continued investments in the development of new products to generate growth.
Operating income
Water Group

	Three months ended
	April 3,	%of	March 28,	%of
In thousands	2010	sales	2009	sales

Operating Income	$42,138	8.8%	$26,976	6.4%

Percentage point change		2.4 pts
The 2.4 percentage point increase in Water segment operating income as a percentage of net sales in the first quarter of 2010 as compared to 2009 was primarily the result of:
•	higher gross margin due to increased sales into residential housing markets and other global markets following the global recession in 2009;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were offset by:
•	selective decreases in selling prices primarily in our residential and commercial water businesses;

•	period expenses associated with the completion of restructuring of certain manufacturing operations; and

•	cost increases for certain raw materials.
Technical Products Group

	Three months ended
	April 3,	%of	March 28,	%of
In thousands	2010	sales	2009	sales

Operating Income	$33,098	14.5%	$20,462	9.7%

Percentage point change		4.8 pts
The 4.8 percentage point increase in Technical Products Group operating income as a percentage of sales in the first quarter of 2010 from 2009 was primarily the result of:
•	higher gross margins due to higher sales volumes in the Technical Products Group;

•	deflationary decreases related to certain raw materials, such as carbon steel;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	period expenses associated with the consolidation of two manufacturing facilities; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.
Net interest expense

	Three months ended
	April 3,	March 28,
In thousands	2010	2009	Difference	%change

Net interest expense	$9,527	$11,784	$(2,257)	(19.2%)

The 19.2 percentage point decrease in interest expense in the first quarter of 2010 from 2009 was primarily the result of:
•	favorable impact of lower debt levels in the first quarter of 2010.

Provision for income taxes

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Income from continuing operations before income taxes and noncontrolling interest	$54,158	$25,153
Provision for income taxes	18,129	7,432
Effective tax rate	33.5%	29.5%
The 4.0 percentage point increase in the effective tax rate in the first quarter of 2010 from 2009 was primarily the result of:
•	certain discrete items in the first quarter of 2009 that did not recur in 2010; and

•	the mix of global revenues.
We estimate our effective income tax rate for the remaining quarters of this year will be between 33% and 34% resulting in a full year effective income tax rate of between 33% and 34%.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part over the past few years through acquisitions financed by credit provided under our revolving credit facilities and, from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.
In light of the current economic situation, we do not currently plan to make any significant acquisitions in 2010, although we may undertake smaller acquisitions. For the second year in a row in 2010, we did not adopt an annual share repurchase program similar to those that we had undertaken prior to 2009. We continue to focus on increasing our cash flow and maximizing debt repayment for the foreseeable future. Our intent is to maintain investment grade ratings and a solid liquidity position.
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) does not expire until June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We have ample borrowing capacity for our currently projected needs (our capacity was $542.7 million at April 3, 2010, which would have been limited to $424.1 million based on the credit agreement’s leverage ratio covenant).
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within our Water Group. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
Operating activities
Cash used for operating activities was $10.3 million in the first three months of 2010 compared to $17.1 million in the same period of 2009. The decrease in cash used for operating activities was due primarily to an increase in net income in 2010, partially offset by an increase in working capital.
Investing activities
Capital expenditures in the first three months of 2010 were $12.1 million compared with $16.0 million in the prior year period. We currently anticipate capital expenditures for fiscal 2010 will be approximately $55 million to $65 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development, and replacement equipment.
Financing activities
Net cash provided by financing activities was $40.7 million in the first three months of 2010 compared with $28.8 million in the prior year period. The increase primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, and tax benefits related to stock-based compensation.
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
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $3.7 million of borrowings as of April 3, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of April 3, 2010.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of the 7.85% Senior Notes due 2009 (the” Notes”) to take advantage of lower interest rates available under the Credit Facility. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon utilizing funds on hand and drawings under our Credit Facility. No other significant debt obligations mature until 2012. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Our current credit ratings are as follows:

Rating Agency	Long-Term Debt Rating	Current Rating Outlook
Standard & Poor’s	BBB-	Stable
Moody’s	Baa3	Stable
Our long-term debt rating is an investment grade rating. Investment grade is a credit rating of BBB- or higher by Standard & Poor’s or Baa3 or higher by Moody’s.
On March 28, 2010, Standard & Poor’s (“S&P”) affirmed our BBB- rating with a stable outlook. On April 6, 2010, Moody’s affirmed our Baa3 rating and changed our current rating outlook from negative to stable.
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
From time to time, we issue short-term commercial paper notes that have not been rated by S&P or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our long-term debt rating could have a negative impact on our ability to issue unrated commercial paper in the future.
We do not expect that a one rating downgrade of our long-term debt by either S&P or Moody’s would substantially affect our ability to access the long-term debt capital markets. However, depending upon market conditions, the amount, timing and pricing of new borrowings could be adversely affected. If both of our long-term debt ratings were downgraded to below BBB-/Baa3, our flexibility to access the term debt capital markets would be reduced.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders annually. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2010 were $18.8 million, or $0.19 per common share, compared with $17.7 million, or $0.18 per common share, in the prior year period. We have increased dividends every year for the last 34 years and expect to continue paying dividends on a quarterly basis.
The total gross liability for uncertain tax positions at April 3, 2010 was $28.7 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow and our conversion of net income. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income. Free cash flow and conversion of net income are non-Generally Accepted Accounting Principles financial measures that we use to assess our cash flow performance. We believe free cash flow and conversion of net income are important measures of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends and repay debt. In addition, free cash flow and conversion of net income are used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow and conversion of net income may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow and a calculation of the conversion of net income with cash flows from continuing operations:

	Three months ended
	April 3,	March 28,
In thousands	2010	2009

Net cash provided by (used for) operating activities	$(10,313)	$(17,053)
Capital expenditures	(12,059)	(15,979)
Proceeds from sale of property and equipment	127	280

Free cash flow	(22,245)	(32,752)
Net income from continuing operations attributable to Pentair, Inc.	34,797	17,255

Conversion of net income from continuing operations attributable to Pentair, Inc.	-64%	-190%

NEW ACCOUNTING STANDARDS
See Note 2 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our 2009 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended April 3, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 3, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended April 3, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(a)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
Golden Valley, Minnesota
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of April 3, 2010 and March 28, 2009, and the related condensed consolidated statements of income, cash flows, and shareholders’ equity for the three-month periods ended April 3, 2010 and March 28, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pentair, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it is derived.

Minneapolis, Minnesota
April 27, 2010

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the first quarter of 2010:

			(c)	(c)
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1 — January 30, 2010	84,351	$33.22	—	$0
January 31 — February 27, 2010	4,436	$31.92	—	$0
February 28 — April 3, 2010	49,820	$34.17	—	$0

Total	138,607		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and non-vested shares.

(b)	The average price paid in this column reflects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	We have not adopted a share repurchase plan for 2010.

ITEM 6. Exhibits
(a) Exhibits

10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to the Appendix A contained in Pentair’s proxy statement for its 2010 annual meeting of shareholders).*

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2010.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended April 3, 2010

10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through February 23, 2010 (Incorporated by reference to Appendix A contained in Pentair’s Proxy Statement for its 2010 annual meeting of shareholders).*

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan