Form 10-Q
period 2010-07-03
PENTAIR INC
filed 2010-07-29
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 3, 2010, 98,701,186 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

Page(s)
PART I FINANCIAL INFORMATION
ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Income for the three and six months ended July 3, 2010 and June 27, 2009	3

Condensed Consolidated Balance Sheets as of July 3, 2010, December 31, 2009 and June 27, 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and June 27, 2009	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 3, 2010 and June 27, 2009	6

Notes to Condensed Consolidated Financial Statements	7 - 13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 22

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4. Controls and Procedures	22

Report of Independent Registered Public Accounting Firm	24

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 6. Exhibits	26

Signatures	27
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
In thousands, except per-share data	2010	2009	2010	2009

Net sales	$796,167	$693,712	$1,503,180	$1,327,552
Cost of goods sold	547,999	497,233	1,041,310	961,841

Gross profit	248,168	196,479	461,870	365,711
Selling, general and administrative	131,043	119,104	263,933	236,379
Research and development	16,999	13,815	34,210	28,558

Operating income	100,126	63,560	163,727	100,774
Other (income) expense:
Equity (income) losses of unconsolidated subsidiaries	(1,375)	279	(1,459)	556
Loss on early extinguishment of debt	—	4,804	—	4,804
Net interest expense	8,569	9,833	18,096	21,617

Income from continuing operations before income taxes and noncontrolling interest	92,932	48,644	147,090	73,797
Provision for income taxes	31,320	16,217	49,449	23,649

Income from continuing operations	61,612	32,427	97,641	50,148
Gain (loss) on disposal of discontinued operations, net of tax	593	(78)	1,117	(68)

Net income before noncontrolling interest	62,205	32,349	98,758	50,080
Noncontrolling interest	1,124	421	2,356	887

Net income attributable to Pentair, Inc.	$61,081	$31,928	$96,402	$49,193

Net income from continuing operations attributable to Pentair, Inc.	$60,488	$32,006	$95,285	$49,261

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.61	$0.33	$0.96	$0.51
Discontinued operations	0.01	—	0.01	—

Basic earnings per common share	$0.62	$0.33	$0.97	$0.51

Diluted
Continuing operations	$0.61	$0.33	$0.96	$0.50
Discontinued operations	—	—	0.01	—

Diluted earnings per common share	$0.61	$0.33	$0.97	$0.50

Weighted average common shares outstanding
Basic	98,208	97,507	98,081	97,445
Diluted	99,638	98,422	99,435	98,145

Cash dividends declared per common share	$0.19	$0.18	$0.38	$0.36
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	July 3,	December 31,	June 27,
In thousands, except share and per-share data	2010	2009	2009

Assets
Current assets
Cash and cash equivalents	$38,580	$33,396	$38,118
Accounts and notes receivable, net	475,679	455,090	462,106
Inventories	389,428	360,627	362,743
Deferred tax assets	49,058	49,609	51,465
Prepaid expenses and other current assets	42,878	47,576	50,111

Total current assets	995,623	946,298	964,543

Property, plant and equipment, net	318,124	333,688	340,884

Other assets
Goodwill	2,033,064	2,088,797	2,106,026
Intangibles, net	451,806	486,407	504,674
Other	54,083	56,144	61,118

Total other assets	2,538,953	2,631,348	2,671,818

Total assets	$3,852,700	$3,911,334	$3,977,245

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$2,320	$2,205	$6,143
Current maturities of long-term debt	163	81	122
Accounts payable	248,679	207,661	212,973
Employee compensation and benefits	86,471	74,254	71,674
Current pension and post-retirement benefits	8,948	8,948	8,890
Accrued product claims and warranties	42,981	34,288	36,780
Income taxes	23,252	5,659	14,668
Accrued rebates and sales incentives	34,418	27,554	26,286
Other current liabilities	78,496	85,629	84,491

Total current liabilities	525,728	446,279	462,027

Other liabilities
Long-term debt	734,472	803,351	883,281
Pension and other retirement compensation	213,142	234,948	270,588
Post-retirement medical and other benefits	29,819	31,790	32,847
Long-term income taxes payable	24,821	26,936	26,906
Deferred tax liabilities	139,977	146,630	150,167
Other non-current liabilities	92,926	95,060	96,016

Total liabilities	1,760,885	1,784,994	1,921,832

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,701,186, 98,655,506 and 98,315,830 shares issued and outstanding, respectively	16,449	16,442	16,386
Additional paid-in capital	480,125	472,807	458,257
Retained earnings	1,560,944	1,502,242	1,471,436
Accumulated other comprehensive income (loss)	(77,013)	20,597	(3,892)
Noncontrolling interest	111,310	114,252	113,226

Total shareholders’ equity	2,091,815	2,126,340	2,055,413

Total liabilities and shareholders’ equity	$3,852,700	$3,911,334	$3,977,245

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	July 3,	June 27,
In thousands	2010	2009

Operating activities
Net income before noncontrolling interest	$98,758	$50,080
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain (loss) on disposal of discontinued operations	(1,117)	68
Equity (income) losses of unconsolidated subsidiaries	(1,459)	556
Depreciation	28,876	29,634
Amortization	13,357	14,601
Deferred income taxes	2,396	464
Stock compensation	12,365	9,087
Excess tax benefits from stock-based compensation	(1,322)	(582)
Gain on sale of assets	(57)	(286)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(33,438)	1,556
Inventories	(38,651)	55,703
Prepaid expenses and other current assets	1,877	13,532
Accounts payable	46,938	(3,436)
Employee compensation and benefits	11,275	(21,821)
Accrued product claims and warranties	9,196	(4,792)
Income taxes	18,872	9,066
Other current liabilities	1,043	(23,234)
Pension and post-retirement benefits	(12,943)	(1,433)
Other assets and liabilities	448	(2,205)

Net cash provided by (used for) continuing operations	156,414	126,558
Net cash provided by (used for) operating activities of discontinued operations	—	(1,408)

Net cash provided by (used for) operating activities	156,414	125,150

Investing activities
Capital expenditures	(28,937)	(28,850)
Proceeds from sale of property and equipment	243	563
Divestitures	—	920
Other	(1,286)	(10)

Net cash provided by (used for) investing activities	(29,980)	(27,377)

Financing activities
Net short-term borrowings	115	6,024
Proceeds from long-term debt	335,021	400,000
Repayment of long-term debt	(403,742)	(470,187)
Debt issuance costs	(50)	(50)
Excess tax benefits from stock-based compensation	1,322	582
Stock issued to employees, net of shares withheld	(817)	996
Dividends paid	(37,700)	(35,433)

Net cash provided by (used for) financing activities	(105,851)	(98,068)

Effect of exchange rate changes on cash and cash equivalents	(15,399)	(931)

Change in cash and cash equivalents	5,184	(1,226)
Cash and cash equivalents, beginning of period	33,396	39,344

Cash and cash equivalents, end of period	$38,580	$38,118

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				96,402		96,402	2,356	98,758	$96,402
Change in cumulative translation adjustment					(96,534)	(96,534)	(5,298)	(101,832)	(96,534)
Changes in market value of derivative financial instruments, net of ($673) tax					(1,076)	(1,076)		(1,076)	(1,076)

Comprehensive income (loss)									$(1,208)

Cash dividends — $0.38 per common share				(37,700)		(37,700)		(37,700)
Exercise of stock options, net of 23,548 shares tendered for payment	172,383	28	2,946			2,974		2,974
Issuance of restricted shares, net of cancellations	3,981	1	607			608		608
Amortization of restricted shares			2,258			2,258		2,258
Shares surrendered by employees to pay taxes	(130,684)	(22)	(4,378)			(4,400)		(4,400)
Stock compensation			5,885			5,885		5,885

Balance — July 3, 2010	98,701,186	$16,449	$480,125	$1,560,944	$(77,013)	$1,980,505	$111,310	$2,091,815

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069
Net income				49,193		49,193	887	50,080	$49,193
Change in cumulative translation adjustment					19,376	19,376	(9,049)	10,327	19,376
Changes in market value of derivative financial instruments, net of $2,155 tax					3,347	3,347		3,347	3,347

Comprehensive income									$71,916

Cash dividends — $0.36 per common share				(35,433)		(35,433)		(35,433)
Exercise of stock options, net of 104,554 shares tendered for payment	70,686	12	601			613		613
Issuance of restricted shares, net of cancellations	36,782	7	475			482		482
Amortization of restricted shares			3,746			3,746		3,746
Shares surrendered by employees to pay taxes	(68,557)	(12)	(1,568)			(1,580)		(1,580)
Stock compensation			3,762			3,762		3,762

Balance — June 27, 2009	98,315,830	$16,386	$458,257	$1,471,436	$(3,892)	$1,942,187	$113,226	$2,055,413

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
In connection with preparing the unaudited condensed consolidated financial statements for the six months ended July 3, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
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
No other new accounting pronouncements issued or effective during the first six months of 2010 have had or are expected to have a material impact on the Condensed Consolidated Financial Statements.
3. Stock-based Compensation
Total stock-based compensation expense was $5.6 million and $4.4 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and was $12.4 million and $9.1 million for the six months ended July 3, 2010 and June 27, 2009, respectively.
During the first half of 2010, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $2.8 million and $2.6 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and was $6.5 million and $5.3 million for the six months ended July 3, 2010 and June 27, 2009, respectively.
During the first half of 2010, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.8 million and $1.8 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and $5.9 million and $3.8 million for the six months ended July 3, 2010 and June 27, 2009, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	July 3,	June 27,
	2010	2009

Expected stock price volatility	35.0%	32.5%
Expected life	5.5 yrs	5.2 yrs
Risk-free interest rate	2.25%	2.24%
Dividend yield	2.20%	2.82%
The weighted-average fair value of options granted during the second quarter of 2010 and 2009 were $9.80 and $7.38 per share, respectively.
These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under the accounting guidance could have been affected.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
In thousands	2010	2009	2010	2009

Weighted average common shares outstanding — basic	98,208	97,507	98,081	97,445
Dilutive impact of stock options and restricted stock	1,430	915	1,354	700

Weighted average common shares outstanding — diluted	99,638	98,422	99,435	98,145

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,886	6,386	4,056	7,157
5. Restructuring
During 2009 and 2008, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount. These actions were generally completed by the end of 2009.
Restructuring-related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits of $6.0 million in the six months ended June 27, 2009.
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended July 3, 2010 and June 27, 2009:

	Six months ended
	July 3,	June 27,
In thousands	2010	2009

Beginning balance	$14,509	$34,174

Costs incurred	—	6,048
Cash payments and other	(7,524)	(22,016)

Ending balance	$6,985	$18,206

6. Inventories
     Inventories were comprised of:

	July 3,	December 31,	June 27,
In thousands	2010	2009	2009

Raw materials and supplies	$211,254	$200,931	$196,224
Work-in-process	39,532	38,338	45,013
Finished goods	138,642	121,358	121,506

Total inventories	$389,428	$360,627	$362,743

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7. Goodwill and Other Identifiable Intangible Assets
     The changes in the carrying amount of goodwill for the six months ended July 3, 2010 and June 27, 2009 by segment were as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2009	Divestitures	Translation/Other	July 3, 2010

Water Group	$1,802,913	$—	$(46,050)	$1,756,863
Technical Products Group	285,884	—	(9,683)	276,201

Consolidated Total	$2,088,797	$—	$(55,733)	$2,033,064

		Acquisitions/	Foreign Currency
In thousands	December 31, 2008	Divestitures	Translation/Other	June 27, 2009

Water Group	$1,818,470	$(1,078)	$4,174	$1,821,566
Technical Products Group	283,381	—	1,079	284,460

Consolidated Total	$2,101,851	$(1,078)	$5,253	$2,106,026

The detail of acquired intangible assets consisted of the following:

	July 3, 2010			December 31, 2009			June 27, 2009
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles

Patents	$15,434	$(12,081)	$3,353	$15,458	$(11,502)	$3,956	$15,441	$(10,729)	$4,712

Proprietary technology	72,163	(26,426)	45,737	73,244	(23,855)	49,389	72,792	(20,719)	52,073

Customer relationships	274,077	(71,807)	202,270	288,122	(66,091)	222,031	284,397	(56,233)	228,164

Trade names	1,494	(299)	1,195	1,562	(235)	1,327	1,536	(154)	1,382

Total finite-life intangibles	$363,168	$(110,613)	$252,555	$378,386	$(101,683)	$276,703	$374,166	$(87,835)	$286,331

Indefinite-life intangibles

Trade names	199,251	—	199,251	209,704	—	209,704	218,343	—	218,343

Total intangibles, net	$562,419	$(110,613)	$451,806	$588,090	$(101,683)	$486,407	$592,509	$(87,835)	$504,674

Intangible asset amortization expense was approximately $6.3 million and $7.3 million for the three months ended July 3, 2010 and June 27, 2009, respectively, and was approximately $11.8 million and $13.4 million for the six months ended July 3, 2010 and June 27, 2009, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2010 and the next five years is as follows:

In thousands	2010 Q3-Q4	2011	2012	2013	2014	2015

Estimated amortization expense	$12,425	$25,040	$24,254	$23,856	$23,530	$23,233

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8. Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	July 3,	December 31,	June 27,
In thousands	July 3, 2010	(Year)	2010	2009	2009

Revolving credit facilities	0.97%	2012	$129,400	$198,300	$278,200
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	0.92%	2012-2013	205,000	205,000	205,000
Other	2.60%	2010-2016	2,555	2,337	6,346

Total contractual debt obligations			736,955	805,637	889,546

Total debt, including current portion per balance sheet			736,955	805,637	889,546
Less: Current maturities			(163)	(81)	(122)
Short-term borrowings			(2,320)	(2,205)	(6,143)

Long-term debt			$734,472	$803,351	$883,281

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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of July 3, 2010, we had no commercial paper outstanding.
Total availability under our existing Credit Facility was $670.6 million as of July 3, 2010, which was not limited by the credit agreement’s leverage ratio covenant as of that date.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $2.3 million of borrowings as of July 3, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of July 3, 2010.
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
Debt outstanding at July 3, 2010 matures on a calendar year basis as follows:

In thousands	2010 Q3 -Q4	2011	2012	2013	2014	2015	Thereafter	Total

Contractual debt obligation maturities	$2,474	$32	$234,419	$200,007	$8	$8	$300,007	$736,955

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
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
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $7.9 million, $8.1 million and $8.5 million at July 3, 2010, December 31, 2009 and June 27, 2009, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $10.2 million, $8.3 million and $8.3 million at July 3, 2010, December 31, 2009 and June 27, 2009, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties, are included in earnings. We realized incremental expense resulting from the swaps of $4.7 million and $3.4 million for the six months ended July 3, 2010 and June 27, 2009, respectively.
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
At July 3, 2010, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.
10. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended July 3, 2010 was 33.6% compared to 32.0% for the six months ended June 27, 2009. We expect the effective tax rate for the remainder of 2010 to be between 33% and 34%, resulting in a full year effective income tax rate of between 33% and 34%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The total gross liability for uncertain tax positions at July 3, 2010 was $27.9 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income, which is consistent with our past practices.
11. Benefit Plans
Components of net periodic benefit cost for the three and six months ended July 3, 2010 and June 27, 2009 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	July 3,	June 27,	July 3,	June 27,
In thousands	2010	2009	2010	2009

Service cost	$2,886	$3,066	$50	$53
Interest cost	7,887	8,116	503	595
Expected return on plan assets	(7,710)	(7,563)	—	—
Amortization of transition obligation	6	14	—	—
Amortization of prior year service cost (benefit)	8	5	(7)	(11)
Recognized net actuarial loss (gains)	406	17	(823)	(831)

Net periodic benefit cost	$3,483	$3,655	$(277)	$(194)

		Six months ended
	Pension benefits		Post-retirement
	July 3,	June 27,	July 3,	June 27,
In thousands	2010	2009	2010	2009

Service cost	$5,772	$6,133	$100	$107
Interest cost	15,774	16,231	1,006	1,189
Expected return on plan assets	(15,420)	(15,126)	—	—
Amortization of transition obligation	12	28	—	—
Amortization of prior year service cost (benefit)	16	11	(14)	(21)
Recognized net actuarial loss (gains)	812	35	(1,646)	(1,663)

Net periodic benefit cost	$6,966	$7,312	$(554)	$(388)

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12. Business Segments
Financial information by reportable segment for the three and six months ended July 3, 2010 and June 27, 2009 is shown below:

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
In thousands	2010	2009	2010	2009

Net sales to external customers
Water Group	$549,318	$486,990	$1,027,356	$910,922
Technical Products Group	246,849	206,722	475,824	416,630

Consolidated	$796,167	$693,712	$1,503,180	$1,327,552

Intersegment sales
Water Group	$427	$198	$944	$487
Technical Products Group	1,047	600	1,750	833
Intercompany sales eliminations	(1,474)	(798)	(2,694)	(1,320)

Consolidated	$--	$—	$--	$—

Operating income (loss)
Water Group	$75,954	$49,781	$118,092	$76,757
Technical Products Group	37,990	23,578	71,088	44,040
Unallocated corporate expenses and intercompany eliminations	(13,818)	(9,799)	(25,453)	(20,023)

Consolidated	$100,126	$63,560	$163,727	$100,774

13. Warranty
The changes in the carrying amount of service and product warranties as of July 3, 2010, December 31, 2009 and June 27, 2009 were as follows:

	July 3,	December 31,	June 27,
In thousands	2010	2009	2009

Balance at beginning of the year	$24,288	$31,559	$31,559
Service and product warranty provision	34,296	55,232	28,041
Payments	(25,099)	(62,672)	(32,833)
Acquired	—	23	—
Translation	(504)	146	13

Balance at end of the period	$32,981	$24,288	$26,780

14. Commitments and Contingencies
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2009 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	magnitude, timing and scope of global economic recovery;

•	continued instability of the North American and Western European housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate benefits from our restructuring and other cost actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as energy, medical and security and defense. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America. From mid-2001 through 2003, the Technical Products Group experienced significantly lower sales volumes as a result of severely reduced capital spending in the industrial and commercial markets and over-capacity and weak demand in the data communication and telecommunication markets. From 2004 through 2008, sales volumes increased due to the addition of new distributors, new products, price increases and higher demand in targeted markets. In 2009, sales revenues in our Technical Products Group declined significantly due to the impact of the global recession. We have seen some improvement in the Technical Products Group markets in 2010.
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2009 and the first half of 2010 and will likely impact our results in the future:
•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. We believe these markets are stabilizing and we saw signs of a recovery in some markets during the first half of 2010 from first half 2009 levels. In response to market conditions during the recession, we significantly restructured our operations to both reduce cost and reduce or relocate capacity. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operations for 2010 and beyond.
•	We have also identified specific market opportunities that we have been and are pursuing that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited due to continuing stagnation or slower growth in other markets.
•	New home building and new pool starts have contracted for each of the past four years in the United States and have slowed significantly in Europe as well. Overall, we believe approximately 60% of sales by our water businesses (flow, filtration and pool equipment) are used in residential applications — for new construction, remodeling and repair, replacement and refurbishment. We have seen stabilization of order rates since the end of 2009 and anticipate continuing stability, with volume increases in many markets, for the remainder of 2010. We have seen housing construction improvement in the first half of 2010 from historically low levels in 2009, but anticipate some leveling off in that market. Our participation in these trends appears to lag approximately six months from inception.
•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly in 2009. Order rates and sales stabilized in our industrial and communications businesses somewhat in the fourth quarter of 2009 and first half of 2010, although commercial and industrial construction markets are still shrinking. We believe that the outlook for most of these markets is mixed, and we expect that overall commercial and industrial construction will continue to decline over 10% year-over-year in 2010.
•	We experienced material cost and other deflation in a number of our businesses during the second half of 2009. In the first half of 2010, we began to see material and other cost inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will impact us unfavorably for the remainder of 2010, but we are uncertain on the timing and impact of this cost inflation.
•	Our unfunded pension liability increased from $147 million at year end 2007 to $257 million at year end 2008, primarily reflecting our reduced investment return and significantly lower asset values in our U.S. defined benefit plans at the end of that year. Primarily as a result of better investment returns and higher contributions in 2009, our unfunded pension liabilities declined to approximately $223 million as of the end of 2009. The contributions included a discretionary contribution of $25 million in December 2009 to improve plan balances and reduce future contributions. Additionally, in the second quarter of 2010 we made a discretionary contribution of $10 million.
•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Our target for free cash flow in 2010 is $225 million. We are continuing to target reductions in working capital, and particularly inventory, as a percentage of sales. Free cash flow for the first half of 2010 was approximately $128 million, or conversion of 134% of net income compared to $98 million in the first half of 2009. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.
•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts. We believe that this seasonality will continue in the third quarter of 2010, as it did modestly in 2009, but are uncertain of the size and impact of the seasonal spike for the remainder of this period.
•	We experienced year over year unfavorable foreign currency effects on net sales and operating results in 2009 and the second quarter of 2010, as a result of the strengthening of the U.S. dollar in relation to other foreign currencies. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.
•	The effective income tax rate for the six months ended July 3, 2010 was 33.6% compared to 32.0% for the six months ended June 27, 2009. We expect the effective tax rate for the remainder of 2010 to be between 33% and 34%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Outlook
In 2010, our operating objectives include the following:
•	Increasing our vertical market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages;
•	Leveraging our technological capabilities to increasingly generate innovative new products;
•	Driving operations excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management, and lean operations; and
•	Stressing proactive talent development, particularly in international management and other key functional areas.
On July 29, 2010, we announced our earnings for the second quarter of 2010 of $0.61 per share from continuing operations on a diluted basis. As further noted below, our revenue increased 15% in the quarter from the year-earlier period, with slightly higher growth in our Technical Products segment.
At the same time, we provided earnings guidance for the third quarter and full year 2010. We anticipate that third quarter sales growth will be greater than 10%, compared to the prior year quarter and reported earnings per share on a diluted basis will range from $0.49 to $0.52 in the third quarter.
On February 2, 2010, we initiated earnings guidance for the full year 2010 of a range of $1.75 to $1.90 per share on a diluted basis, which we adjusted on July 29, 2010 to $1.86 to $1.96 per share on a diluted basis. We are cautiously optimistic about our end markets both in the United States and in the Asia Pacific region, for the balance of 2010. As noted above, however, a deterioration in general economic conditions in our primary markets and geographies would adversely impact our anticipated annual revenues and financial performance.
Our full year 2010 outlook is based on several variables. First, our guidance anticipates revenue gains in our businesses as a whole of approximately 10% as a result of improvements in overall market conditions, as well as the benefit from our growth initiatives, which we expect to bring our total revenue to approximately $2.95 billion for the full year. Second, based upon that revenue expectation, we project net earnings of $1.86 to $1.96 per share as a result of higher operating margins due to carryover of productivity gains from our restructuring projects in 2009 and ongoing productivity, offset somewhat by higher costs for certain raw materials, reinstatement of certain employee benefits and wage increases and higher spending on research and development, and sales and marketing resources. Third, we believe we should experience some reduction in interest expense as a result of lower borrowing levels and continuing low interest rates.
Our guidance assumes an absence of significant acquisitions or divestitures in 2010. We continue to look for acquisitions to expand our geographic reach internationally, expand our presence in our various channels to market and acquire technologies and products to broaden our businesses’ capabilities to serve additional markets. We may also consider the divestiture or closure of discrete business units to further focus our businesses on their most attractive markets.
The ability to achieve our operating objectives will depend, to a certain extent, on factors outside our control. See “Forward-looking statements” in this report and “Risk Factors” under ITEM 1A in our 2009 Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
	July 3,	June 27,			July 3,	June 27,
In thousands	2010	2009	$ change	% change	2010	2009	$ change	% change

Net sales	$796,167	$693,712	$102,455	14.8%	$1,503,180	$1,327,552	$175,628	13.2%

The components of the net sales change in 2010 from 2009 were as follows:

	% Change from 2009
Percentages	Three months ended	Six months ended

Volume	14.6	12.2
Price	0.6	—
Currency	(0.4)	1.0

Total	14.8	13.2

Consolidated net sales
The14.8 and 13.2 percentage point increases in consolidated net sales in the second quarter and first half, respectively, of 2010 from 2009 were primarily driven by:
•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;
•	higher sales volumes in the Technical Products Group;
•	favorable foreign currency effects in the first quarter of 2010; and
•	selective increases in selling prices put in place in the second quarter of 2010 to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second quarter of 2010 primarily related to the euro.
Net sales by segment and the change from prior year period were as follows:

	Three months ended				Six months ended
	July 3,	June 27,			July 3,	June 27,
In thousands	2010	2009	$ change	% change	2010	2009	$ change	% change

Water Group	$549,318	$486,990	$62,328	12.8%	$1,027,356	$910,922	$116,434	12.8%
Technical Product Group	246,849	206,722	40,127	19.4%	475,824	416,630	59,194	14.2%

Net sales	$796,167	$693,712	$102,455	14.8%	$1,503,180	$1,327,552	$175,628	13.2%

Water Group
The 12.8 percentage point increase in Water Group net sales in each of the second quarter and first half of 2010 from 2009 was primarily driven by:
•	organic sales growth of approximately 13.1 percent and 11.7 percent, for the second quarter and first half, respectively, of 2010 (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;
•	continued sales growth in India, China and in other emerging markets in the Asia-Pacific region as well as Eastern Europe;
•	favorable foreign currency effects in the first quarter of 2010; and
•	selective increases in selling prices put in place in the second quarter of 2010 to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second quarter of 2010 primarily related to the euro.
Technical Products Group
The 19.4 and 14.2 percentage point increases in Technical Product Group net sales in the second quarter and first half, respectively, of 2010 from 2009 were primarily driven by:
•	an increase in sales in industrial, general electronics, infrastructure and energy vertical markets;
•	favorable foreign currency effects in the first quarter of 2010; and
•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second quarter of 2010 primarily related to the euro.

Gross Profit

	Three months ended				Six months ended
	July 3,	%of	June 27,	%of	July 3,	%of	June 27,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

Gross Profit	$248,168	31.2%	$196,479	28.3%	$461,870	30.7%	$365,711	27.6%

Percentage point change	2.9 pts				3.1 pts
The 2.9 and 3.1 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2010 from 2009 were primarily the result of:
•	the effect of certain fixed costs spread over higher sales volumes;
•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;
•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices across both the Water and Technical Products Groups; and
•	selective increases in selling prices primarily in our residential and commercial Water businesses and in Technical Products in the second quarter of 2010 to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to certain raw materials and labor and related costs.
Selling, general and administrative (SG&A)

	Three months ended				Six months ended
	July 3,	%of	June 27,	%of	July 3,	%of	June 27,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

SG&A	$131,043	16.5%	$119,104	17.1%	$263,933	17.6%	$236,379	17.8%

Percentage point change	(0.6) pts				(0.2) pts
The 0.6 and 0.2 percentage point decreases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2010 from 2009 were primarily due to:
•	reduced costs related to restructuring actions taken throughout 2009 to consolidate facilities and streamline general and administrative costs;
•	higher sales volumes which resulted in leverage on the fixed operating expenses; and
•	insurance proceeds related to the Horizon litigation received in the second quarter of 2010.
These decreases were partially offset by:
•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.
Research and development (R&D)

	Three months ended				Six months ended
	July 3,	%of	June 27,	%of	July 3,	%of	June 27,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

R&D	$16,999	2.1%	$13,815	2.0%	$34,210	2.2%	$28,558	2.2%

Percentage point change	0.1 pts				0.0 pts
The 0.1 percentage point increase in R&D expense as a percentage of sales in the second quarter of 2010 from 2009 was primarily due to:
•	continued investments in the development of new products to generate growth.

R&D expense as a percentage of sales in the first half of 2010 was flat compared to 2009.
Operating income
Water Group

	Three months ended				Six months ended
	July 3,	%of	June 27,	%of	July 3,	%of	June 27,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

Operating Income	$75,954	13.8%	$49,781	10.2%	$118,092	11.5%	$76,757	8.4%

Percentage point change	3.6 pts				3.1 pts
The 3.6 and 3.1 percentage point increases in Water segment operating income as a percentage of net sales in the second quarter and first half, respectively, of 2010 as compared to 2009 were primarily the result of:
•	higher gross margins due to increased sales into residential housing markets and other global markets following the global recession in 2009;
•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;
•	savings generated from our PIMS initiatives including lean and supply management practices;
•	insurance proceeds related to the Horizon litigation received in the second quarter of 2010; and
•	selective increases in selling prices in the second quarter of 2010 to mitigate inflationary cost increases.
These increases were offset by:
•	cost increases for certain raw materials and labor as well as reinstatement of certain employee benefits; and
•	continued investment in future growth with emphasis on growth in international markets.
Technical Products Group

	Three months ended				Six months ended
	July 3,	%of	June 27,	%of	July 3,	%of	June 27,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

Operating Income	$37,990	15.4%	$23,578	11.4%	$71,088	14.9%	$44,040	10.6%

Percentage point change	4.0 pts				4.3 pts
The 4.0 and 4.3 percentage point increases in Technical Products Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2010 from 2009 were primarily the result of:
•	higher gross margins due to higher sales volumes in the Technical Products Group;
•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;
•	savings generated from our PIMS initiatives including lean and supply management practices; and
•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	cost increases for labor as well as reinstatement of certain employee benefits;
•	period expenses associated with the consolidation of two manufacturing facilities in the first quarter of 2010; and
•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

Net interest expense

	Three months ended				Six months ended
	July 3,	June 27,			July 3,	June 27,
In thousands	2010	2009	$change	%change	2010	2009	$change	%change

Net interest expense	$8,569	$9,833	$(1,264)	-12.9%	$18,096	$21,617	$(3,521)	-16.3%

The 12.9 and 16.3 percentage point decreases in interest expense in the second quarter and first half, respectively, of 2010 from 2009 were primarily the result of:
•	the favorable impact of lower debt levels in the second quarter and first half, respectively, of 2010.
Provision for income taxes

	Three months ended		Six months ended
	July 3,	June 27,	July 3,	June 27,
In thousands	2010	2009	2010	2009

Income from continuing operations before income taxes and noncontrolling interest	$92,932	$48,644	$147,090	$73,797
Provision for income taxes	31,320	16,217	49,449	23,649
Effective tax rate	33.7%	33.3%	33.6%	32.0%
The 0.4 and 1.6 percentage point increases in the effective tax rate in the second quarter and first half, respectively, of 2010 from 2009 were primarily the result of:
•	certain discrete items in the first half of 2009 that did not recur in 2010; and
•	the mix of global earnings.
We estimate our effective income tax rate for the remaining quarters of this year will be between 33% and 34% resulting in a full year effective income tax rate of between 33% and 34%.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities, and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions financed by credit provided under our revolving credit facilities and, from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.
We are focusing on increasing our cash flow and repaying existing debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade ratings and a solid liquidity position.
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) expires on June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We have ample borrowing capacity for our currently projected needs (our capacity was $670.6 million at July 3, 2010, which was not limited by the credit agreement’s leverage ratio covenant as of that date).
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
Operating activities
Cash provided by operating activities was $156.4 million in the first six months of 2010 compared to $125.2 million in the prior year comparable period. The increase in cash provided by operating activities was due primarily to an increase in net income in 2010, partially offset by an increase in working capital.

Investing activities
Capital expenditures in the first six months for each of 2010 and 2009 were $28.9 million. We currently anticipate capital expenditures for fiscal 2010 will be approximately $55 million to $65 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development and replacement equipment.
Financing activities
Net cash used for financing activities was $105.9 million in the first six months of 2010 compared with $98.1 million in the prior year period. The increase primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees and tax benefits related to stock-based compensation.
The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. Borrowings under the Credit Facility bear interest at the rate of LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases and debt maturities over the life of the Credit Facility. As of July 3, 2010, we had no commercial paper outstanding.
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $2.3 million of borrowings as of July 3, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of July 3, 2010.
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
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders annually and to repurchase shares of our common stock. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders annually and to repurchase shares of common stock. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first six months of 2010 were $37.7 million, or $0.19 per common share, compared with $35.4 million, or $0.18 per common share, in the prior year period. We have increased dividends every year for the last 34 years and expect to continue paying dividends on a quarterly basis.
On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. The authorization expires in July 2011.
The total gross liability for uncertain tax positions at July 3, 2010 was $27.9 million. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
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

	Six months ended
	July 3,	June 27,
In thousands	2010	2009

Net cash provided by (used for) operating activities	$156,414	$126,558
Capital expenditures	(28,937)	(28,850)
Proceeds from sale of property and equipment	243	563

Free cash flow	127,720	98,271
Net income from continuing operations attributable to Pentair, Inc.	95,285	49,261

Conversion of net income from continuing operations attributable to Pentair, Inc.	134%	199%

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended July 3, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 3, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 3, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the

Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended July 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
Golden Valley, Minnesota
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of July 3, 2010 and June 27, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended July 3, 2010 and June 27, 2009, and of cash flows and changes in shareholders’ equity for the six-month periods ended July 3, 2010 and June 27, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pentair, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2010, we expressed an unqualified opinion, and included an explanatory paragraph related to the Company’s change in its method of accounting for noncontrolling interest, on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Minneapolis, Minnesota
July 29, 2010

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the second quarter of 2010:

			(c)
			Total Number of	(c)
			Shares	Dollar Value of
	(a)		Purchased as Part of	Shares that
	Total Number of	(b)	Publicly Announced	May Yet Be Purchased
	Shares	Average Price	Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

April 4 — May 1, 2010	8,998	$33.21	—	$0
May 2 — May 29, 2010	2,863	$34.40	—	$0
May 30 — July 3, 2010	3,893	$36.75	—	$0

Total	15,754		—

(a)	The purchases in this column reflect shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column reflects the per share value of shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. The authorization expires in July 2011.

ITEM 6. Exhibits
(a) Exhibits

10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to the Appendix A contained in Pentair’s proxy statement for its 2010 annual meeting of shareholders).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 3, 2010 and June 27, 2009, (ii) the Condensed Consolidated Balance Sheets as July 3, 2010, December 31, 2009 and June 27, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and June 27, 2009, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 3, 2010 and June 27, 2009, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2010.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended July 3, 2010

10.1	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to the Appendix A contained in Pentair’s proxy statement for its 2010 annual meeting of shareholders).

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 3, 2010 and June 27, 2009, (ii) the Condensed Consolidated Balance Sheets as July 3, 2010, December 31, 2009 and June 27, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 2010 and June 27, 2009, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 3, 2010 and June 27, 2009, and (v) Notes to Condensed Consolidated Financial Statements.