Form 10-Q
period 2010-10-02
PENTAIR INC
filed 2010-10-26
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 2, 2010, 98,690,604 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

Page(s)
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2010 and September 26, 2009	3

Condensed Consolidated Balance Sheets as of October 2, 2010, December 31, 2009 and September 26, 2009	4

Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 2, 2010 and September 26, 2009	6

Notes to Condensed Consolidated Financial Statements	7 - 13

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 24

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4. Controls and Procedures	24

Report of Independent Registered Public Accounting Firm	25

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	26

ITEM 1A. Risk Factors	26

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 6. Exhibits	27

Signatures	28
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
In thousands, except per-share data	2010	2009	2010	2009

Net sales	$773,735	$662,665	$2,276,915	$1,990,217
Cost of goods sold	537,193	455,698	1,578,503	1,417,539

Gross profit	236,542	206,967	698,412	572,678
Selling, general and administrative	128,854	125,578	392,787	361,957
Research and development	16,865	14,707	51,075	43,265

Operating income	90,823	66,682	254,550	167,456
Other (income) expense:
Equity (income) losses of unconsolidated subsidiaries	(347)	135	(1,806)	691
Loss on early extinguishment of debt	—	—	—	4,804
Net interest expense	8,953	9,711	27,049	31,328

Income from continuing operations before income taxes and noncontrolling interest	82,217	56,836	229,307	130,633
Provision for income taxes	26,488	18,159	75,937	41,808

Income from continuing operations	55,729	38,677	153,370	88,825
Gain (loss) on disposal of discontinued operations, net of tax	549	(85)	1,666	(153)

Net income before noncontrolling interest	56,278	38,592	155,036	88,672
Noncontrolling interest	1,228	1,644	3,584	2,531

Net income attributable to Pentair, Inc.	$55,050	$36,948	$151,452	$86,141

Net income from continuing operations attributable to Pentair, Inc.	$54,501	$37,033	$149,786	$86,294

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.55	$0.38	$1.53	$0.89
Discontinued operations	0.01	—	0.01	—

Basic earnings per common share	$0.56	$0.38	$1.54	$0.89

Diluted
Continuing operations	$0.55	$0.38	$1.51	$0.88
Discontinued operations	—	—	0.01	—

Diluted earnings per common share	$0.55	$0.38	$1.52	$0.88

Weighted average common shares outstanding
Basic	98,298	97,496	98,105	97,495
Diluted	99,514	98,641	99,326	98,329

Cash dividends declared per common share	$0.19	$0.18	$0.57	$0.54
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	October 2,	December 31,	September 26,
In thousands, except share and per-share data	2010	2009	2009

Assets
Current assets
Cash and cash equivalents	$56,995	$33,396	$50,214
Accounts and notes receivable, net	490,221	455,090	423,125
Inventories	410,072	360,627	366,416
Deferred tax assets	50,991	49,609	52,997
Prepaid expenses and other current assets	48,555	47,576	48,446

Total current assets	1,056,834	946,298	941,198

Property, plant and equipment, net	327,602	333,688	339,412

Other assets
Goodwill	2,070,911	2,088,797	2,127,082
Intangibles, net	461,378	486,407	506,837
Other	56,033	56,144	67,723

Total other assets	2,588,322	2,631,348	2,701,642

Total assets	$3,972,758	$3,911,334	$3,982,252

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$4,180	$2,205	$16
Current maturities of long-term debt	37	81	98
Accounts payable	266,416	207,661	199,002
Employee compensation and benefits	100,626	74,254	78,225
Current pension and post-retirement benefits	8,948	8,948	8,890
Accrued product claims and warranties	40,783	34,288	33,179
Income taxes	22,202	5,659	24,302
Accrued rebates and sales incentives	39,066	27,554	27,989
Other current liabilities	90,286	85,629	95,367

Total current liabilities	572,544	446,279	467,068

Other liabilities
Long-term debt	673,265	803,351	814,857
Pension and other retirement compensation	219,463	234,948	264,472
Post-retirement medical and other benefits	28,506	31,790	32,019
Long-term income taxes payable	23,857	26,936	27,792
Deferred tax liabilities	147,772	146,630	153,984
Other non-current liabilities	93,681	95,060	102,924

Total liabilities	1,759,088	1,784,994	1,863,116

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,960,604, 98,655,506 and 98,340,837 shares issued and outstanding, respectively	16,493	16,442	16,389
Additional paid-in capital	489,028	472,807	462,069
Retained earnings	1,597,110	1,502,242	1,490,655
Accumulated other comprehensive income (loss)	(4,955)	20,597	31,700
Noncontrolling interest	115,994	114,252	118,323

Total shareholders’ equity	2,213,670	2,126,340	2,119,136

Total liabilities and shareholders’ equity	$3,972,758	$3,911,334	$3,982,252

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	October 2,	September 26,
In thousands	2010	2009

Operating activities
Net income before noncontrolling interest	$155,036	$88,672
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain (loss) on disposal of discontinued operations	(1,666)	153
Equity (income) losses of unconsolidated subsidiaries	(1,806)	691
Depreciation	43,141	44,186
Amortization	19,742	22,054
Deferred income taxes	4,866	170
Stock compensation	16,598	13,092
Excess tax benefits from stock-based compensation	(2,193)	(754)
Gain on sale of assets	166	(177)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(36,216)	46,718
Inventories	(49,822)	56,459
Prepaid expenses and other current assets	(1,476)	16,061
Accounts payable	60,162	(18,659)
Employee compensation and benefits	21,600	(17,883)
Accrued product claims and warranties	6,556	(8,565)
Income taxes	18,013	19,166
Other current liabilities	15,493	(9,699)
Pension and post-retirement benefits	(15,197)	(12,251)
Other assets and liabilities	(3,754)	747

Net cash provided by (used for) continuing operations	249,243	240,181
Net cash provided by (used for) operating activities of discontinued operations	—	(1,531)

Net cash provided by (used for) operating activities	249,243	238,650
Investing activities
Capital expenditures	(42,981)	(39,306)
Proceeds from sale of property and equipment	340	817
Divestitures	—	1,506
Other	(1,232)	(3,272)

Net cash provided by (used for) investing activities	(43,873)	(40,255)
Financing activities
Net short-term borrowings	1,975	(16)
Proceeds from long-term debt	493,821	490,000
Repayment of long-term debt	(624,007)	(628,776)
Debt issuance costs	(50)	(50)
Excess tax benefits from stock-based compensation	2,193	754
Stock issued to employees, net of shares withheld	7,861	1,729
Repurchases of common stock	(2,786)	—
Dividends paid	(56,584)	(53,162)

Net cash provided by (used for) financing activities	(177,577)	(189,521)
Effect of exchange rate changes on cash and cash equivalents	(4,194)	1,996

Change in cash and cash equivalents	23,599	10,870
Cash and cash equivalents, beginning of period	33,396	39,344

Cash and cash equivalents, end of period	$56,995	$50,214

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				151,452		151,452	3,584	155,036	$151,452
Change in cumulative translation adjustment					(24,185)	(24,185)	(1,842)	(26,027)	(24,185)
Changes in market value of derivative financial instruments, net of ($851) tax					(1,367)	(1,367)		(1,367)	(1,367)

Comprehensive income (loss)									$125,900

Cash dividends — $0.57 per common share				(56,584)		(56,584)		(56,584)
Share repurchase	(84,500)	(14)	(2,772)			(2,786)		(2,786)
Exercise of stock options, net of 27,177 shares tendered for payment	535,767	89	11,811			11,900		11,900
Issuance of restricted shares, net of cancellations	(7,689)	(1)	625			624		624
Amortization of restricted shares			2,878			2,878		2,878
Shares surrendered by employees to pay taxes	(138,480)	(23)	(4,639)			(4,662)		(4,662)
Stock compensation			8,318			8,318		8,318

Balance — October 2, 2010	98,960,604	$16,493	$489,028	$1,597,110	$(4,955)	$2,097,676	$115,994	$2,213,670

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069
Net income				86,141		86,141	2,531	88,672	$86,141
Change in cumulative translation adjustment					55,883	55,883	(5,596)	50,287	55,883
Changes in market value of derivative financial instruments, net of $(578) tax					2,432	2,432		2,432	2,432

Comprehensive income									$144,456

Cash dividends — $0.54 per common share				(53,162)		(53,162)		(53,162)
Exercise of stock options, net of 104,554 shares tendered for payment	110,612	18	1,295			1,313		1,313
Issuance of restricted shares, net of cancellations	28,987	4	509			513		513
Amortization of restricted shares			5,385			5,385		5,385
Shares surrendered by employees to pay taxes	(75,681)	(12)	(1,751)			(1,763)		(1,763)
Stock compensation			5,390			5,390		5,390

Balance — September 26, 2009	98,340,837	$16,389	$462,069	$1,490,655	$31,700	$2,000,813	$118,323	$2,119,136

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
In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended October 2, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
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
No other new accounting pronouncements issued or effective during the first nine months of 2010 have had or are expected to have a material impact on the Condensed Consolidated Financial Statements.
3. Stock-based Compensation
Total stock-based compensation expense was $4.2 million and $4.0 million for the three months ended October 2, 2010 and September 26, 2009, respectively, and was $16.6 million and $13.1 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.
During the first nine months of 2010, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $1.8 million and $2.4 million for the three months ended October 2, 2010 and September 26, 2009, respectively, and was $8.3 million and $7.7 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.
During the first nine months of 2010, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.4 million and $1.6 million for the three months ended October 2, 2010 and September 26, 2009, respectively, and $8.3 million and $5.4 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	October 2,		September 26,
	2010		2009
Expected stock price volatility	35.0%		32.5%
Expected life	5.5	yrs	5.2	yrs
Risk-free interest rate	1.54%		2.47%
Dividend yield	2.33%		2.60%
The weighted-average fair value of options granted during the third quarter of 2010 was $8.74. There were no options granted during third quarter of 2009.
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
4. Earnings Per Common Share
Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
In thousands	2010	2009	2010	2009
Weighted average common shares outstanding — basic	98,298	97,496	98,105	97,495
Dilutive impact of stock options and restricted stock	1,216	1,145	1,221	834

Weighted average common shares outstanding — diluted	99,514	98,641	99,326	98,329

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	4,088	6,424	3,761	6,188
5. Restructuring
During 2009 and 2008, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and rationalizing our manufacturing footprint. These initiatives included the closure of certain manufacturing facilities as well as the reduction in hourly and salaried headcount. These actions were generally completed by the end of 2009.
Restructuring-related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income include costs for severance and related benefits of $10.4 million and $2.7 million for asset impairment charges in the nine months ended September 26, 2009 and $13.2 million of costs for severance and related benefits for the period ending December 31, 2009.
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the periods ended October 2, 2010, December 31, 2009 and September 26, 2009.

	October 2,	December 31,	September 26,
In thousands	2010	2009	2009

Beginning balance	$14,509	$34,174	$34,174
Costs incurred	—	13,190	10,363
Cash payments and other	(7,524)	(32,855)	(27,808)

Ending balance	$6,985	$14,509	$16,729

6. Inventories
Inventories were comprised of:

	October 2,	December 31,	September 26,
In thousands	2010	2009	2009

Raw materials and supplies	$222,964	$200,931	$188,741
Work-in-process	42,780	38,338	42,380
Finished goods	144,328	121,358	135,295

Total inventories	$410,072	$360,627	$366,416

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended October 2, 2010 and September 26, 2009 by segment were as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2009	Divestitures	Translation/Other	October 2, 2010

Water Group	$1,802,913	$—	$(14,754)	$1,788,159
Technical Products Group	285,884	—	(3,132)	282,752

Consolidated Total	$2,088,797	$—	$(17,886)	$2,070,911

		Acquisitions/	Foreign Currency
In thousands	December 31, 2008	Divestitures	Translation/Other	September 26, 2009

Water Group	$1,818,470	$890	$19,437	$1,838,797
Technical Products Group	283,381	—	4,904	288,285

Consolidated Total	$2,101,851	$890	$24,341	$2,127,082

The detail of acquired intangible assets consisted of the following:

	October 2, 2010			December 31, 2009			September 26, 2009
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,462	$(12,400)	$3,062	$15,458	$(11,502)	$3,956	$15,457	$(11,205)	$4,252
Proprietary technology	74,102	(28,306)	45,796	73,244	(23,855)	49,389	73,325	(22,382)	50,943
Customer relationships	283,313	(78,461)	204,852	288,122	(66,091)	222,031	289,490	(61,749)	227,741
Trade names	1,538	(345)	1,193	1,562	(235)	1,327	1,574	(197)	1,377

Total finite-life intangibles	$374,415	$(119,512)	$254,903	$378,386	$(101,683)	$276,703	$379,846	$(95,533)	$284,313

Indefinite-life intangibles

Trade names	206,475	—	206,475	209,704	—	209,704	222,524	—	222,524

Total intangibles, net	$580,890	$(119,512)	$461,378	$588,090	$(101,683)	$486,407	$602,370	$(95,533)	$506,837

Intangible asset amortization expense was approximately $6.3 million and $7.7 million for the three months ended October 2, 2010 and September 26, 2009, respectively, and was approximately $18.1 million and $21.1 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.
The estimated future amortization expense for identifiable intangible assets during the remainder of 2010 and the next five years is as follows:

In thousands	2010 Q4	2011	2012	2013	2014	2015

Estimated amortization expense	$6,157	$25,140	$24,379	$23,956	$23,630	$23,333

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
8. Debt
Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	October 2,	December 31,	September 26,
In thousands	October 2, 2010	(Year)	2010	2009	2009

Commercial paper			$—	$—	$$1,999
Revolving credit facilities	0.88%	2012	68,200	198,300	207,800
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	0.98%	2012-2013	205,000	205,000	205,000
Other	1.88%	2010-2016	4,282	2,337	172

Total contractual debt obligations			677,482	805,637	814,971

Total debt, including current portion per balance sheet			677,482	805,637	814,971
Less: Current maturities			(37)	(81)	(98)
Short-term borrowings			(4,180)	(2,205)	(16)

Long-term debt			$673,265	$803,351	$814,857

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
We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of October 2, 2010, we had no commercial paper outstanding.
Total availability under our existing Credit Facility was $731.8 million as of October 2, 2010, which was not limited by the credit agreement’s leverage ratio covenant as of that date.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $4.2 million of borrowings as of October 2, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of October 2, 2010.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal 7.85% Senior Notes due 2009 (the “Notes”). The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
Debt outstanding at October 2, 2010 matures on a calendar year basis as follows:

In thousands	2010 Q4	2011	2012	2013	2014	2015	Thereafter	Total

Contractual debt obligation maturities	$4,200	$27	$173,225	$200,007	$8	$8	$300,007	$677,482

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
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $7.6 million, $8.1 million and $9.0 million at October 2, 2010, December 31, 2009 and September 26, 2009, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $11.0 million, $8.3 million and $9.3 million at October 2, 2010, December 31, 2009 and September 26, 2009, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties, are included in earnings. We realized incremental expense resulting from the swaps of $6.9 million and $5.5 million for the nine months ended October 2, 2010 and September 26, 2009, respectively.
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
At October 2, 2010, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.
10. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the nine months ended October 2, 2010 was 33.1% compared to 32.0% for the nine months ended September 26, 2009. We expect the effective tax rate for the remainder of 2010 to be between 32% and 33%, resulting in a full year effective income tax rate of between 32.5% and 33.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The total gross liability for uncertain tax positions was $24.6 million, $30.0 million and $29.1 million at October 2, 2010, December 31, 2009 and September 26, 2009, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income, which is consistent with our past practices.
11. Benefit Plans
Components of net periodic benefit cost for the three and nine months ended October 2, 2010 and September 26, 2009 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	October 2,	September 26,	October 2,	September 26,
In thousands	2010	2009	2010	2009

Service cost	$2,886	$3,067	$50	$54
Interest cost	7,887	8,115	503	594
Expected return on plan assets	(7,710)	(7,563)	—	—
Amortization of transition obligation	6	14	—	—
Amortization of prior year service cost (benefit)	8	6	(7)	(10)
Recognized net actuarial loss (gains)	406	18	(823)	(832)

Net periodic benefit cost	$3,483	$3,657	$(277)	$(194)

	Nine months ended
	Pension benefits		Post-retirement
	October 2,	September 26,	October 2,	September 26,
In thousands	2010	2009	2010	2009

Service cost	$8,658	$9,200	$150	$161
Interest cost	23,661	24,346	1,509	1,783
Expected return on plan assets	(23,130)	(22,689)	—	—
Amortization of transition obligation	18	42	—	—
Amortization of prior year service cost (benefit)	24	17	(21)	(31)
Recognized net actuarial loss (gains)	1,218	53	(2,469)	(2,494)

Net periodic benefit cost	$10,449	$10,969	$(831)	$(581)

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
12. Business Segments
Financial information by reportable segment for the three and nine months ended October 2, 2010 and September 26, 2009 is shown below:

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
In thousands	2010	2009	2010	2009

Net sales to external customers
Water Group	$512,587	$461,570	$1,539,943	$1,372,492
Technical Products Group	261,148	201,095	736,972	617,725

Consolidated	$773,735	$662,665	$2,276,915	$1,990,217

Intersegment sales
Water Group	$442	$284	$1,386	$771
Technical Products Group	1,154	544	2,904	1,377
Intercompany sales eliminations	(1,596)	(828)	(4,290)	(2,148)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$58,457	$53,085	$176,549	$129,842
Technical Products Group	42,605	24,356	113,693	68,396
Unallocated corporate expenses and intercompany eliminations	(10,239)	(10,759)	(35,692)	(30,782)

Consolidated	$90,823	$66,682	$254,550	$167,456

13. Warranty
The changes in the carrying amount of service and product warranties as of October 2, 2010, December 31, 2009 and September 26, 2009 were as follows:

	October 2,	December 31,	September 26,
In thousands	2010	2009	2009

Balance at beginning of the year	$24,288	$31,559	$31,559
Service and product warranty provision	46,401	55,232	43,625
Payments	(39,843)	(62,672)	(52,190)
Acquired	—	23	—
Translation	(63)	146	185

Balance at end of the period	$30,783	$24,288	$23,179

14. Commitments and Contingencies
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking-Statements
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
The following factors and those discussed in ITEM 1A, Risk Factors, included in our 2009 Annual Report on Form 10-K, may impact the achievement of forward-looking statements:
•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	magnitude, timing and scope of global economic recovery;

•	further instability of the North American and Western European housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate benefits from our restructuring and other cost actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.
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
Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $1.8 billion in 2009. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size (of which we have identified a target market totaling $60 billion). Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water. In the later part of 2008 and in 2009, sales revenues in water significantly declined due to the impact of the global recession. We have seen some improvement in the Water Group markets in 2010.
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
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2009 and the first nine months of 2010 and will likely impact our results in the future:
•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. We believe these markets are stabilizing and we saw signs of a recovery in some markets during the first nine months of 2010 from the first nine months of 2009. In response to market conditions during the recession, we significantly restructured our operations to both reduce cost and reduce or relocate capacity.

Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets described below would likely have an adverse impact on our results of operations for 2010 and beyond.
•	We have also identified specific market opportunities that we have been and are pursuing that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited.

•	New home building and new pool starts have contracted for each of the past four years in the United States and have slowed significantly in Europe as well. Overall, we believe approximately 55% of sales by our water businesses (flow, filtration and pool equipment) are used in residential applications — for replacement and refurbishment, new construction, remodeling and repair. We have seen stabilization of order rates for residential applications since the end of 2009 and anticipate continuing stability for the remainder of 2010. We saw modest improvement in the first nine months of 2010 from historically low levels in 2009. We believe our participation in these trends lags approximately six months from inception.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly in 2009. Order rates and sales stabilized in our industrial and communications businesses somewhat in the fourth quarter of 2009 and first nine months of 2010, although commercial and industrial construction markets are still shrinking. We believe that the outlook for most of these markets is mixed, and we expect that overall commercial and industrial construction will continue to decline over 10% year-over-year in 2010.

•	We experienced material cost and other deflation in a number of our businesses during the second half of 2009. In the first nine months of 2010, we have seen material and other cost inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will impact us unfavorably for the remainder of 2010, but we are uncertain on the timing and impact of this cost inflation.

•	Our unfunded pension liability increased from $147 million at year end 2007 to $257 million at year end 2008, primarily reflecting our reduced investment return and significantly lower asset values in our U.S. defined benefit plans at the end of that year. Primarily as a result of better investment returns and higher contributions in 2009, our unfunded pension liabilities declined to approximately $223 million as of the end of 2009. The contributions included a discretionary contribution of $25 million in December 2009 to improve plan balances and reduce future contributions. Additionally, in the second quarter of 2010 we made a discretionary contribution of $10 million.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Our target for free cash flow in 2010 is $225 million. Free cash flow for the first nine months of 2010 was approximately $207 million, or conversion of 138% of net income compared to $202 million in the first nine months of 2009. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report.

•	We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is normally at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by economic conditions and weather patterns, particularly by heavy flooding and droughts.

•	We experienced year over year unfavorable foreign currency effects on net sales and operating results in 2009 and the second and third quarters of 2010, as a result of the strengthening of the U.S. dollar in relation to other foreign currencies. Our currency effect is primarily for the U.S. dollar against the euro, which may or may not trend favorably in the future.

•	The effective income tax rate for the nine months ended October 2, 2010 was 33.1% compared to 32.0% for the nine months ended September 26, 2009. We expect the effective tax rate for the remainder of 2010 to be between 32% and 33%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
Outlook
In 2010, our operating objectives include the following:
•	Increasing our vertical market and emerging market focus within each of our Global Business Units to grow in those markets in which we have competitive advantages and market growth opportunities;

•	Leveraging our technological capabilities to increasingly generate innovative new products;

•	Driving operations excellence through lean enterprise initiatives, with special focus on sourcing and supply management, cash flow management and lean operations; and

•	Focusing on proactive talent development, particularly in international management and key functional areas.

On October 26, 2010, we announced our earnings for the third quarter of 2010 of $0.55 per share from continuing operations on a diluted basis. As further noted below, our revenue increased 17% in the quarter from the year-earlier period, with higher growth in our Technical Products segment.
At the same time, we provided earnings guidance for the fourth quarter and full year 2010. We anticipate that fourth quarter sales growth will be in the mid-single digits, compared to the prior year quarter and reported earnings per share on a diluted basis will range from $0.42 to $0.47 in the fourth quarter.
On February 2, 2010, we initiated earnings guidance for the full year 2010 of a range of $1.75 to $1.90 per share from continuing operations on a diluted basis, which we adjusted on July 29, 2010 to $1.86 to $1.96 per share from continuing operations on a diluted basis and further adjusted on October 26, 2010 to $1.93 to $1.98 per share from continuing operations on a diluted basis.
Our full year 2010 outlook is based on several variables. First, our guidance anticipates revenue growth of approximately 12 percent as a result of improvements in overall market conditions, as well as the benefit from our growth initiatives, which we expect to bring our total revenue to approximately $3 billion for the full year. Second, based upon that revenue expectation, we project net earnings of $1.93 to $1.98 per share as a result of higher operating margins due to carryover of productivity gains from our restructuring projects in 2009 and ongoing productivity, offset partly by higher costs for certain raw materials, reinstatement of certain employee benefits and wage increases and increased investments on research and development and sales and marketing resources. Third, we expect a reduction in interest expense as a result of lower borrowing levels and lower interest rates. As noted previously, however, deterioration in general economic conditions in our primary markets and geographies would adversely impact our anticipated annual revenues and financial performance.
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
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	October 2,	September 26,			October 2,	September 26,
In thousands	2010	2009	$ change	% change	2010	2009	$ change	% change

Net sales	$773,735	$662,665	$111,070	16.8%	$2,276,915	$1,990,217	$286,698	14.4%

The components of the net sales change in 2010 from 2009 were as follows:

	% Change from 2009
Percentages	Three months ended	Nine months ended

Volume	18.5	14.3
Price	(0.4)	(0.1)
Currency	(1.3)	0.2

Total	16.8	14.4

Consolidated net sales
The 16.8 and 14.4 percentage point increases in consolidated net sales in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily driven by:
•	higher sales volumes in the Technical Products Group;

•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;

•	increased sales resulting from the Gulf Intracoastal Waterway Project;

•	favorable foreign currency effects in the first quarter of 2010; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second and third quarters of 2010 primarily related to the euro; and

•	lower prices due in part to growth rebates.
Net sales by segment and the change from prior year period were as follows:

	Three months ended				Nine months ended
	October 2,	September 26,			October 2,	September 26,
In thousands	2010	2009	$ change	% change	2010	2009	$ change	% change

Water Group	$512,587	$461,570	$51,017	11.1%	$1,539,943	$1,372,492	$167,451	12.2%
Technical Product Group	261,148	201,095	60,053	29.9%	736,972	617,725	119,247	19.3%

Net sales	$773,735	$662,665	$111,070	16.8%	$2,276,915	$1,990,217	$286,698	14.4%

Water Group
The 11.1 and 12.2 percentage point increase in Water Group net sales in each of the third quarter and first nine months of 2010 from 2009 was primarily driven by:
•	organic sales growth of approximately 11.9 percent and 12.8 percent for the third quarter and first nine months, respectively, of 2010 (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets following the global recession in 2009;

•	increased sales resulting from the Gulf Intracoastal Waterway Project; and

•	continued sales growth in India, China and other emerging markets in the Asia-Pacific region as well as Eastern Europe.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second and third quarters of 2010 primarily related to the euro; and

•	lower prices due in part to growth rebates.
Technical Products Group
The 29.9 and 19.3 percentage point increases in Technical Product Group net sales in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily driven by:
•	an increase in sales in industrial, communications, general electronics, infrastructure and energy vertical markets; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	unfavorable foreign currency effects in the second and third quarters of 2010 primarily related to the euro.

Gross Profit

	Three months ended					Nine months ended
	October 2,	%of		September 26,	%of	October 2,	%of		September 26,	%of
In thousands	2010	sales		2009	sales	2010	sales		2009	sales

Gross Profit	$236,542	30.6%		$206,967	31.2%	$698,412	30.7%		$572,678	28.8%

Percentage point change		(0.6	) pts				1.9	pts
The 0.6 percentage point decrease in gross profit as a percentage of sales in the third quarter of 2010 from 2009 was primarily the result of:
•	inflationary increases related to certain raw materials and labor and related costs; and

•	lower prices due in part to growth rebates.
These decreases were partially offset by:
•	the effect of certain fixed costs spread over higher sales volumes;

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices across both the Water and Technical Products Groups; and

•	selective increases in selling prices primarily in the Technical Products Group to mitigate inflationary cost increases.
The 1.9 percentage point increase in gross profit as a percentage of sales in the first nine months of 2010 from 2009 was primarily the result of:
•	the effect of certain fixed costs spread over higher sales volumes;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices across both the Water and Technical Products Groups; and

•	selective increases in selling prices primarily in the Technical Products Group to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to certain raw materials and labor and related costs; and

•	lower prices due in part to growth rebates.
Selling, general and administrative (SG&A)

	Three months ended					Nine months ended
	October 2,	%of		September 26,	%of	October 2,	%of		September 26,	%of
In thousands	2010	sales		2009	sales	2010	sales		2009	sales

SG&A	$128,854	16.7%		$125,578	19.0%	$392,787	17.3%		$361,957	18.2%

Percentage point change		(2.3	) pts				(0.9	) pts
The 2.3 and 0.9 percentage point decreases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily due to:
•	reduced costs related to restructuring actions taken throughout 2009 to consolidate facilities and streamline general and administrative costs;

•	higher sales volumes which resulted in increased leverage on the fixed operating expenses; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in the second and third quarters of 2010.
These decreases were partially offset by:
•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	increases for labor and related costs.
Research and development (R&D)

	Three months ended				Nine months ended
	October 2,	%of	September 26,	%of	October 2,	%of	September 26,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

R&D	$16,865	2.2%	$14,707	2.2%	$51,075	2.2%	$43,265	2.2%

R&D expense as a percentage of sales in the third quarter and first nine months, respectively, of 2010 was flat compared to 2009 due to:
•	higher sales volume and the resultant leverage on the R&D expense spending offset by continued investments in the development of new products to generate growth.
Operating income
Water Group

	Three months ended					Nine months ended
	October 2,	%of		September 26,	%of	October 2,	%of		September 26,	%of
In thousands	2010	sales		2009	sales	2010	sales		2009	sales

Operating Income	$58,457	11.4%		$53,085	11.5%	$176,549	11.5%		$129,842	9.5%

Percentage point change		(0.1	) pts				2.0	pts
The 0.1 percentage point decrease in Water segment operating income as a percentage of net sales in the third quarter of 2010 as compared to 2009 was primarily the result of:
•	cost increases for certain raw materials and labor and related costs;

•	continued investment in future growth with emphasis on international markets; and

•	lower prices due in part to growth rebates.
These decreases were offset by:
•	leveraging the fixed cost base over increased sales into global markets following the global recession in 2009;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in the second and third quarters of 2010.
The 2.0 percentage point increase in Water segment operating income as a percentage of net sales in the first nine months of 2010 as compared to 2009 was primarily the result of:
•	leveraging the fixed cost base over increased sales to increased sales into global markets following the global recession in 2009;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in the second and third quarters of 2010.
These increases were offset by:
•	cost increases for certain raw materials and labor and related costs;

•	continued investment in future growth with emphasis on growth in international markets; and

•	lower prices due in part to growth rebates.
Technical Products Group

	Three months ended				Nine months ended
	October 2,	%of	September 26,	%of	October 2,	%of	September 26,	%of
In thousands	2010	sales	2009	sales	2010	sales	2009	sales

Operating Income	$42,605	16.3%	$24,356	12.1%	$113,693	15.4%	$68,396	11.1%

Percentage point change		4.2 pts				4.3 pts
The 4.2 and 4.3 percentage point increases in Technical Products Group operating income as a percentage of sales in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily the result of:
•	higher gross margins due to higher sales volumes in the Technical Products Group;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	cost increases for labor and related costs;

•	period expenses associated with the consolidation of two manufacturing facilities in the first quarter of 2010; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.
Net interest expense

	Three months ended				Nine months ended
	October 2,	September 26,			October 2,	September 26,
In thousands	2010	2009	$change	%change	2010	2009	$change	%change

Net interest expense	$8,953	$9,711	$(758)	-7.8%	$27,049	$31,328	$(4,279)	-13.7%

The 7.8 and 13.7 percentage point decreases in interest expense in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily the result of:
•	the favorable impact of lower debt levels in the third quarter and first nine months, respectively, of 2010.

Provision for income taxes

	Three months ended		Nine months ended
	October 2,	September 26,	October 2,	September 26,
In thousands	2010	2009	2010	2009

Income from continuing operations before income taxes and noncontrolling interest	$82,217	$56,836	$229,307	$130,633

Provision for income taxes	26,488	18,159	75,937	41,808

Effective tax rate	32.2%	31.9%	33.1%	32.0%
The 0.3 and 1.1 percentage point increases in the effective tax rate in the third quarter and first nine months, respectively, of 2010 from 2009 were primarily the result of:
•	certain discrete items in the first nine months of 2009 that did not recur in 2010; and

•	the mix of global earnings.
We estimate our effective income tax rate for the remaining quarters of this year will be between 32% and 33% resulting in a full year effective income tax rate of between 32.5% and 33.5%.
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
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) expires on June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We have ample borrowing capacity for our currently projected operating needs (our capacity was $731.8 million at October 2, 2010, which was not limited by the credit agreement’s leverage ratio covenant as of that date).
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
Operating activities
Cash provided by operating activities was $249.2 million in the first nine months of 2010 compared to $238.7 million in the prior year comparable period. The increase in cash provided by operating activities was due primarily to an increase in net income in 2010, partially offset by an increase in working capital.
Investing activities
Capital expenditures in the first nine months of 2010 were $43.0 million compared with $39.3 million in the prior year period. We currently anticipate capital expenditures for fiscal 2010 will be approximately $55 million to $65 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development and replacement equipment.
Financing activities
Net cash used for financing activities was $177.6 million in the first nine months of 2010 compared with $189.5 million in the prior year period. The decrease primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, repurchase of common stock and tax benefits related to stock-based compensation.
The Credit Facility creates an unsecured, committed revolving credit facility of up to $800 million, with multi-currency sub facilities to support investments outside the U.S. Borrowings under the Credit Facility bear interest at the rate of LIBOR plus 0.625%. Interest rates and fees on the Credit Facility vary based on our credit ratings. We believe that internally generated funds and funds available under our Credit Facility will be sufficient to support our normal operations, dividend payments, stock repurchases and debt maturities over the life of the Credit Facility. As of October 2, 2010, we had no commercial paper outstanding.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $4.2 million of borrowings as of October 2, 2010.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of October 2, 2010.
On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of the 7.85% Senior Notes due 2009 (the” Notes”) to take advantage of lower interest rates available under the Credit Facility. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon utilizing funds on hand and drawings under our Credit Facility. No other significant debt obligations mature until 2012. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains, and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.
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
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, and to pay dividends to shareholders annually and to repurchase shares of our common stock. We have the ability and sufficient capacity to meet these cash requirements for at least 12 months, by using available cash and internally generated funds, and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first nine months of 2010 were $56.6 million, or $0.57 per common share, compared with $53.2 million, or $0.54 per common share, in the prior year period. We have increased dividends every year for the last 34 years and expect to continue paying dividends on a quarterly basis.
On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of October 2, 2010 we had repurchased 84,500 shares for $2.8 million pursuant to this plan and accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $22.2 million for the remainder of the authorization period which expires in July 2011.

The total gross liability for uncertain tax positions was $24.6 million, $30.0 million and $29.1 million at October 2, 2010, December 31, 2009 and September 26, 2009, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
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

	Nine months ended
	October 2,	September 26,
In thousands	2010	2009

Net cash provided by (used for) continuing operations	$249,243	$240,181
Capital expenditures	(42,981)	(39,306)
Proceeds from sale of property and equipment	340	817

Free cash flow	206,602	201,692
Net income from continuing operations attributable to Pentair, Inc.	149,786	86,294

Conversion of net income from continuing operations attributable to Pentair, Inc.	138%	234%

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended October 2, 2010. For additional information, refer to Item 7A of our 2009 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended October 2, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 2, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair, Inc.:
Golden Valley, Minnesota
We have reviewed the accompanying condensed consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of October 2, 2010 and September 26, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended October 2, 2010 and September 26, 2009, and of cash flows and changes in shareholders’ equity for the nine-month periods ended October 2, 2010 and September 26, 2009. These interim condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 26, 2010

PART II OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no further material developments from the disclosures contained in our 2009 Annual Report on Form 10-K.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2009 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the third quarter of 2010:

			(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a)	(b)	Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

July 4 — July 31, 2010	1,128	$33.02	—	$0
August 1 — August 28, 2010	8,766	$33.17	—	$0
August 29 — October 2, 2010	85,583	$32.96	84,500	$22,214,383

Total	95,477		84,500

(a)	Includes 1,128 shares for the period July 3 – July 31, 2010, 8,766 shares for the period August 1 – August 28, 2010 and 1,083 shares for the period August 29 – October 2, 2010 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced plan and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of October 2, 2010, we had repurchased 84,500 shares for $2.8 million pursuant to this plan and accordingly, we have the authority to repurchase additional shares up to a maximum dollar limit of $22.2 million for the remainder of the authorization period which expires in July 2011.

ITEM 6. Exhibits
(a) Exhibits

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2010 and September 26, 2009, (ii) the Condensed Consolidated Balance Sheets as October 2, 2010, December 31, 2009 and September 26, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 2, 2010 and September 26, 2009, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2010.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended October 2, 2010

15	Letter Regarding Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 2, 2010 and September 26, 2009, (ii) the Condensed Consolidated Balance Sheets as October 2, 2010, December 31, 2009 and September 26, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 2010 and September 26, 2009, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 2, 2010 and September 26, 2009, and (v) Notes to Condensed Consolidated Financial Statements.