Form 10-K
period 2010-12-31
PENTAIR INC
filed 2011-02-23
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit to post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $31.57 per share as reported on the New York Stock Exchange on July 3, 2010 (the last business day of Registrant’s most recently completed second quarter): $2,970,142,821

The number of shares outstanding of Registrant’s only class of common stock on December 31, 2010 was 98,409,192.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on April 28, 2011, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

Pentair Strategy
Our strategy is to drive sustainable, profitable growth and Return on Invested Capital (“ROIC”) improvements through:

•	building operational excellence through the Pentair Integrated Management System (“PIMS”) consisting of strategy deployment, lean enterprise and Rapid Growth Process, which is our process to drive organic growth;

•	driving long-term growth in sales, operating income and cash flows, through growth and productivity initiatives along with acquisitions;

•	developing new products and enhancing existing products;

•	penetrating attractive growth markets, particularly international;

•	expanding multi-channel distribution; and

•	proactively managing our business portfolio for optimal value creation, including consideration of new business platforms.

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

WATER GROUP
Our Water Group is a global leader in providing innovative products and systems used worldwide in the safe, energy-efficient movement, storage, treatment and enjoyment of water. Our Water Group offers a broad array of products and systems to multiple markets and customers. The core competencies of our Water Group center around flow and filtration. Our Water Group focuses its business portfolio in these primary vertical markets: Residential (55% of Group sales), Municipal and Desalination (14% of Group sales), Commercial (13% of Group sales), Industrial (13% of Group sales) and Agriculture (5% of Group sales). We are organized around the following global business units:

Residential Flow
Our Residential Flow business is a leader in global residential water pumps. We primarily serve residential well water installers and residential end-users, waste water dealers and distributors. We manufacture and sell products ranging from light duty diaphragm pumps to solid handling pumps designed for water and wastewater applications and agricultural spraying, as well as pressure tanks for residential applications. Applications for our broad range of products include pumps for residential wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation and transfer.

Brand names for the Residential Flow business include STA-RITE®, Myers®, Hydromatic®, Flotec®, Hypro®, Berkeley®, Aermotor®, Simer®, Verti-line®, FoamPro®, Ongatm, Nocchitm, SHURflo®, Edwardstm, JUNG PUMPEN® and JUNGtm.

Residential Filtration
Our Residential Filtration business competes in residential and commercial water softening and filtration markets globally. We manufacture and sell control valves, pressure tanks, membranes, carbon products, point of entry and point of use systems and other filter cartridges. Residential Filtration products are used in the manufacture of water softeners; filtration and deionization systems; and commercial and residential water filtration applications.

Brand names for the Residential Filtration business include Fleck®, Autotrol®, Structuraltm, Aquamatic®, Pentek®, SIATAtm, WellMatetm, American Plumber®, GE®, OMNIFILTER® and Fibredynetm.

Our Residential Filtration business was formed by a transaction between GE Water & Process Technologies (a unit of General Electric Company) (“GE”) and Pentair.

Pool
Our Pool business manufactures and sells a complete line of commercial and residential pool equipment and accessories including pumps, filters, heaters and heat pumps, lights, automatic controls, automatic pool cleaners, commercial deck equipment, maintenance equipment and pool accessories. Applications for our pool products include commercial and residential pool maintenance, repair and renovation as well as service and construction. Our Pool business predominantly serves the North American market.

Brand names for the Pool business include Pentair Pool Products®, Pentair Water Pool and Spa®, STA-RITE®, Paragon Aquatics®, Kreepy Krauly®, Compool®, WhisperFlo®, PoolShark®, Legend®, Rainbowtm, FIBERworks®, IntelliTouch®, IntelliFlo®, IntelliChlor®, Ongatm and Pentair Piscinestm.

Engineered Flow
Our Engineered Flow business is a global leader in municipal, commercial and industrial water and fluid handling markets. We primarily serve commercial end-users; waste water dealers and distributors; commercial and industrial operations; and municipal water treatment facilities. We manufacture and sell products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps designed for water, wastewater and a variety of industrial applications. Applications for our broad range of products include pumps for municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation, fire suppression and transfer.

Brand names for the Engineered Flow business include Myers®, Aurora®, Hydromatic®, Fairbanks Morsetm, Layne/Verti-line®, FoamPro®, Edwards®, Aplex and Delta Environmental.

Filtration Solutions
Our Filtration Solutions business competes in selected commercial and industrial markets for both water and other fluid filtration as well as in desalination and reverse osmosis projects globally. We manufacture and sell filter systems, filter cartridges, pressure vessels and specialty dispensing pumps providing flow solutions for specific end-user market applications including, commercial, foodservice, industrial, marine and aviation. Filtration Solutions products are used in the manufacture of filtration, deionization and desalination systems; industrial and commercial water filtration applications; and filtration and separation technologies for hydrocarbon, medical and hydraulic applications.

Brand names for the Filtration Solutions business include Everpure®, SHURflo®, Porous Mediatm and CodeLine®.

Customers
Our Water Group distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, home centers and home and pool builders. Information regarding significant customers in our

Water Group is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Competition
Our Water Group faces numerous domestic and international competitors, some of which have substantially greater resources directed to the markets in which we compete. Consolidation and globalization are continuing trends in the water industry. Competition in commercial and residential flow technologies markets focuses on brand names, product performance (including energy-efficient offerings), quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service and price. Competition in water treatment and filtration components focuses on product performance and design, quality, delivery and price. For pool equipment, competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing market penetration.

TECHNICAL PRODUCTS GROUP
Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. Our Technical Products Group focuses its business portfolio on the following primary vertical markets: Industrial (35% of Group sales), Communications (25% of Group sales), General Electronics (10% of Group sales), Energy (10% of Group sales) and Commercial, Security and Defense, Infrastructure and Medical (these four vertical markets combined represent approximately 20% of Group sales). Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes and associated thermal management systems. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense and general electronics.

Brand names for the Technical Products Group business include Hoffman®, Schroff®, McLean®, Taunustm, Birtcher®, Calmark® and Aspen Motiontm.

Customers
Our Technical Products Group distributes its products through electrical and data contractors, electrical and electronic components distributors and original equipment manufacturers. Information regarding significant customers in our Technical Products Group is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality
Our Technical Products Group is not significantly affected by seasonal demand fluctuations.

Competition
Competition in the technical products markets can be intense, particularly in the Communications market, where product design, prototyping, global supply, price competition and customer service are significant factors. Our Technical Products Group has continued to focus on cost control and improving profitability. Recent sales increases in the Technical Products Group are the result of market recovery following the global recession in 2009. The growth derived from the market recovery was complemented by growth from initiatives focused on product development, continued channel penetration, growth in targeted market segments, geographic expansion and price increases. Consolidation, globalization and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe our Technical Products Group has the global manufacturing capability and broad product portfolio to support the globalization and outsourcing trends.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders as of December 31 by segment was:

In thousands	2010	2009	$ change	% change

Water Group	$212,929	$304,449	$(91,520)	(30.0)%
Technical Products Group	127,658	94,503	33,155	35.1%

Total	$340,587	$398,952	$(58,365)	(14.6)%

The $91.5 million decrease in Water Group backlog was primarily due to reduced backlog related to the Gulf Intracoastal Waterway project and other large municipal projects for the Engineered Flow global business unit at December 31, 2010. The $33.2 million increase in the Technical Products Group backlog reflected growth across our vertical markets served. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents less than 60 days of shipments, is not deemed to be a significant item. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2010 will be filled in 2011.

Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2010, 2009 and 2008 were $67.2 million, $57.9 million and $62.5 million, respectively.

Environmental
Environmental matters are discussed in ITEM 3, ITEM 7 and in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials
The principal materials used in the manufacturing of our products are electric motors, mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.

The materials used in the various manufacturing processes are purchased on the open market and the majority are available through multiple sources and are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist and we believe that the termination of any of these commitments would not have a material adverse effect on operations.

Certain commodities, such as metals and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with price adjustment clauses for significant commodity market movements in certain circumstances. Prices for raw materials, such as metals and resins, may trend higher in the future.

Intellectual property
Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, trade names and brand names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trade mark, trade name or brand name.

Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the termination of patents, patent applications or license agreements to have a material adverse effect on our financial position, results of operations or cash flows.

Employees
As of December 31, 2010, we employed approximately 14,300 people worldwide. Total employees in the United States were approximately 6,900, of whom approximately 475 are represented by four different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

Captive Insurance Subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain foreign operations are established.

Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements — Insurance Subsidiary, included in this Form 10-K.

Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Securities Exchange Act of 1934 are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.

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

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial markets (for both the Technical Products and Water Groups) and residential markets (for the Water Group). Important factors for our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for residential housing and home improvement activity fell in 2007, 2008 and 2009, which reduced revenue growth in the residential businesses within our Water Group. While we saw some stabilization in 2010, we believe that weakness in this market could negatively impact our revenues and margins in future periods. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

Our inability to sustain organic growth could adversely affect our financial performance.

Over the past five years, our organic growth has been generated in part from expanding international sales, entering new distribution channels, introducing new products and price increases. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products and increase sales of existing products to our customer base. Difficult economic and competitive factors materially and adversely impacted our financial performance in 2009. These conditions started to improve in many of our end markets in 2010, but we cannot assure you that these markets will continue to improve nor that we will be able to increase revenues and profitability to match our earlier financial performance. We have chosen to focus our growth initiatives in specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

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

In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. We continue to implement our excellence in operations initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water Group. End-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

Intellectual property challenges may hinder product development and marketing.

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products.

Our results of operations may be negatively impacted by litigation.

Our businesses expose us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential liabilities. In addition, we self-insure a portion of product liability claims. A series of successful claims against us for significant amounts could materially and adversely affect our product reputation, financial condition, results of operations and cash flows.

We may not be able to expand through acquisitions and acquisitions we complete may adversely affect our financial performance.

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

Acquisitions we may undertake could have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisitions, while we attempt to integrate operations of the acquired businesses into our operations. Once integrated, acquired operations may not achieve the levels of financial performance originally anticipated.

The availability and cost of capital could have a negative impact on our financial performance.

Our plans to vigorously compete in our chosen markets will require additional capital for future acquisitions, capital expenditures, growth of working capital and continued international and regional expansion. In the past, we have financed growth of our businesses primarily through cash from operations and debt financing. While we refinanced our primary credit agreements in 2007 on what we believe to be favorable terms, future acquisitions or other uses of funds may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if new financing is not available on favorable terms or if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future share issuances could be dilutive to your equity investment if we sell shares into the market or issue additional stock as consideration in any acquisition. We cannot assure you that we will be able to issue equity securities or obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our targeted growth strategy and our acquisition program, which may limit our revenue growth and future financial performance.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 34% of our net sales in both 2010 and 2009. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

We expect the percentage of our sales outside of the United States to increase in the future. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany. In addition, we have a significant and growing business in the Asia-Pacific region, but the economic conditions in countries in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in these regions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results as we manufacture and source certain products, components and raw materials throughout the world.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At December 31, 2010 our goodwill and intangible assets were approximately $2,519.6 million and represented approximately 63.4% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

We are exposed to potential environmental and other laws, liabilities and litigation.

We are subject to federal, state, local and foreign laws and regulations governing our environmental practices, public and worker health and safety and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require.

We have been named as defendants, targets or potentially responsible parties (“PRP”) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses.

We cannot ensure you that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

We are exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress and federal and state regulatory agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and this and other international initiatives under consideration could affect our international operations. These actions could increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future consolidated financial condition, results of operations or cash flows.

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

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water Group manufacturing operations at 26 plants located throughout the United States and at 14 plants located in 10 other countries. In addition, our Water Group has 19 distribution facilities and 35 sales offices located in numerous countries throughout the world. We carry out our Technical Products Group manufacturing operations at 6 plants located throughout the United States and 10 plants located in 8 other countries. In addition, our Technical Products Group has 9 distribution facilities and 26 sales offices located in numerous countries throughout the world.

We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3.	LEGAL PROCEEDINGS

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material adverse impact on our consolidated financial position, results of operations or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in “Legal Proceedings” could change in the future.

Environmental
We have been named as defendants, targets or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in the past years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001 and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2010 and 2009, our undiscounted reserves for such environmental liabilities were approximately $1.3 million and $2.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. See discussion in ITEM 1 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements — Insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. In 2004, we disposed of the Tools Group and we retained responsibility for certain product claims. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	55	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.
Michael V. Schrock	58	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005 — September 2006; President and Chief Operating Officer of Enclosures, October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.
John L. Stauch	46	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.
Frederick S. Koury	50	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources at Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.
Angela D. Lageson	42	Senior Vice President, General Counsel and Secretary since February 2010; Assistant General Counsel, November 2002 — February 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., January 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. October 1996 — January 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A. 1992 — 1996.
Michael G. Meyer	52	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.
Mark C. Borin	43	Corporate Controller and Chief Accounting Officer since March 2008; Partner in the audit practice of the public accounting firm KPMG LLP, June 2000 — March 2008; Various positions in the audit practice of KPMG LLP, September 1989 — June 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2010, there were 3,735 shareholders of record.

The high, low and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2010 and 2009 were as follows:

	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth

High	$36.40	$39.32	$35.68	$37.22	$26.38	$29.07	$31.69	$34.27
Low	$29.55	$30.62	$29.41	$31.89	$17.23	$20.91	$23.20	$28.18
Close	$36.08	$31.57	$33.57	$36.51	$22.05	$25.54	$29.26	$32.30
Dividends declared	$0.19	$0.19	$0.19	$0.19	$0.18	$0.18	$0.18	$0.18

Pentair has paid 140 consecutive quarterly dividends and has increased dividends each year for 34 consecutive years.

Stock Performance Graph

The following information under the caption “Stock Performance Graph” in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2005 and the reinvestment of all dividends since that date to December 31, 2010. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

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

	Base Period	INDEXED RETURNS
	December	Years Ending December 31:
Company/Index	2005	2006	2007	2008	2009	2010

PENTAIR INC	100	92.47	104.35	72.46	101.62	117.51
S&P 500 INDEX	100	115.79	122.16	76.96	97.33	111.99
S&P MIDCAP 400 INDEX	100	110.32	119.12	75.96	104.36	132.16

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2010:

			(c)	(d)
			Total Number of	Dollar Value of
	(a)		Shares Purchased	Shares that
	Total Number	(b)	as Part of Publicly	May Yet Be
	of Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased	Paid per Share	or Programs	Plans or Programs

October 3 — October 30, 2010	205,137	$34.32	202,800	$15,253,293
October 31 — November 27, 2010	201,029	$32.96	200,800	$8,634,761
November 28 — December 31, 2010	273,209	$35.17	246,503	$0

Total	679,375		650,103

(a)	The purchases in this column include shares repurchased as part of our publicly announced programs and in addition, 2,337 shares for the period October 3 — October 30, 2010, 229 shares for the period October 31 — November 27, 2010 and 26,706 shares for the period November 28 — December 31, 2010 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced plan and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2010, we had repurchased 734,603 shares for $25 million pursuant to this plan. In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2010.

	Years Ended December 31,
	2010	2009	2008	2007	2006

Statement of Operations Data:
Net sales	$3,030,773	$2,692,468	$3,351,976	$3,280,903	$3,022,602
Operating income	334,155	219,948	324,685	379,049	312,943
Income from continuing operations attributable to Pentair, Inc.	198,454	115,512	256,363	212,118	186,251
Per Share Data:
Basic:
EPS from continuing operations attributable to Pentair, Inc.	$2.02	$1.19	$2.62	$2.15	$1.87
Weighted average shares	98,037	97,415	97,887	98,762	99,784
Diluted:
EPS from continuing operations attributable to Pentair, Inc.	$2.00	$1.17	$2.59	$2.12	$1.84
Weighted average shares	99,294	98,522	99,068	100,205	101,371
Cash dividends declared per common share	$0.76	$0.72	$0.68	$0.60	$0.56
Balance Sheet Data:
Total assets	$3,973,533	$3,911,334	$4,053,213	$4,000,614	$3,364,979
Total debt	707,472	805,637	954,092	1,060,586	743,552
Total shareholders equity	2,202,032	2,126,340	2,020,069	1,910,871	1,669,999

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

The following factors and those discussed in ITEM 1A, Risk Factors, of this Form 10-K may impact the achievement of forward-looking statements:

•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:

•	magnitude, timing and scope of the global economic recovery;

•	stabilization or strength of the North American housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition, divestiture and restructuring activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations and faster growth;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	our ability to generate savings from our restructuring actions;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters; and

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims.

The foregoing factors are not exhaustive and new factors may emerge or changes to the foregoing factors may occur that would impact our business. We assume no obligation and disclaim any duty, to update the forward-looking statements in this report.

Overview
We are a focused diversified industrial manufacturing company comprised of two operating segments: Water and Technical Products. Our Water Group is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Our Technical Products Group is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. In 2010, our Water Group and Technical Products Group accounted for approximately 2/3 and 1/3 of total revenues, respectively.

Our Water Group has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.0 billion in 2010. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size. Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.

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

With the formation of Pentair Residential Filtration, we believe we are better positioned to serve residential customers with industry-leading technical applications in the areas of water conditioning, whole house and point of use filtration.

Our Technical Products Group operates in a large global market with significant potential for growth in industry segments such as data communications, industrial, infrastructure and energy. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America.

Key Trends and Uncertainties

Our sales revenue for the full year of 2010 was approximately $3.0 billion, increasing 13% from sales in the prior year. Our Water Group sales increased 10% in the year to approximately $2.0 billion, compared to the same period in 2009. Our Technical Products Group sales increased 17% to approximately $1.0 billion as compared to the same period in 2009.

The following trends and uncertainties affected our financial performance in 2010 and will likely impact our results in the future:

•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. In 2010, most markets showed signs of improvement. Because our businesses are significantly affected by general economic trends, further deterioration in our most important markets addressed below would likely have an adverse impact on our results of operation for 2011 and beyond.

•	We have also identified specific market opportunities that we have been and are pursuing that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited.

•	After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010. Overall, we believe approximately 40% of Pentair sales are used in global residential applications — for replacement and refurbishment, remodeling and repair and new construction. We expect this stabilization, along with new product introductions and expanded distribution and channel penetration, to result in volume increases in 2011. We believe that housing construction will modestly improve in 2011, which we expect will have a favorable impact on these businesses, but our participation in this trend historically has lagged approximately six months from inception.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly in 2009. Order rates and sales improved in our industrial and communications businesses in 2010 as business spending returned, while non-residential construction markets still declined. We believe that the outlook for most of these markets is mixed and we currently expect that non-residential construction declines will moderate to approximately down 5% year over year in 2011, compared to a decline of approximately 10% in 2010.

•	Through 2010, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will continue to impact us in 2011, but we are uncertain on the timing and impact of this cost inflation.

•	Despite higher interest expense and lower discount rates, our unfunded pension liabilities declined to approximately $201 million as of the end of 2010 due to investment performance and plan contributions. The contributions included accelerated contributions of $25 million in December 2009 and 2010, respectively, to improve plan balances and reduce future contributions. We anticipate that our pension expense will increase over 2010 levels.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2010 was approximately $211 million, or 106% of our net income; which included an accelerated contribution to our pension plan of $25 million in December 2010. We continue to expect to generate free cash flow in excess of net income from continuing operations in 2011. We are continuing to target reductions in working capital and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

In 2011, our operating objectives include the following:

•	Increasing our presence in fast growth regions and vertical market focus to grow in those markets in which we have competitive advantages;

•	Leveraging our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations; and

•	Focusing on proactive talent development, particularly in international management and other key functional areas.

We may seek to meet our objectives of expanding our geographic reach internationally, expanding our presence in our various channels to market and acquiring technologies and products to broaden our businesses’ capabilities to serve additional markets though acquisitions. We may also consider the divestiture of discrete business units to further focus our businesses on their most attractive markets.

RESULTS OF OPERATIONS
Net Sales

The components of the net sales change were:

Percentages	2010 vs. 2009	2009 vs. 2008

Volume	12.6	(19.7)
Price	—	1.2
Currency	—	(1.2)

Net sales	12.6	(19.7)

Consolidated net sales
The 12.6 percentage point increase in consolidated net sales in 2010 from 2009 was primarily driven by:

•	higher sales volume in the Technical Products Group;

•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American residential housing markets and other global markets following the global recession in 2009; and

•	increased sales resulting from the Gulf Intracoastal Waterway Project.

The 19.7 percentage point decrease in consolidated net sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets;

•	lower Technical Products Group sales in both the Electrical and Electronics businesses; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume related to the formation of PRF.

Sales by segment and year-over-year changes were as follows:

				2010 vs. 2009		2009 vs. 2008
In thousands	2010	2009	2008	$ change	% change	$ change	% change

Water Group	$2,041,281	$1,847,764	$2,206,142	$193,517	10.5%	$(358,378)	(16.2)%
Technical Product Group	989,492	844,704	1,145,834	144,788	17.1%	(301,130)	(26.3)%

Total	$3,030,773	$2,692,468	$3,351,976	$338,305	12.6%	$(659,508)	(19.7)%

Water Group

The 10.5 percentage point increase in Water Group net sales in 2010 from 2009 was primarily driven by:

•	organic sales growth of approximately 10.3 percent in 2010 (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American residential housing markets and other global markets following the global recession in 2009 primarily related to:

• increased sales resulting from the Gulf Intracoastal Waterway Project;

•	continued sales growth in India, China and in other emerging markets in the Asia-Pacific region as well as Latin America; and

• selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	price concessions in the form of growth rebates.

The 16.2 percentage point decrease in Water Group sales in 2009 from 2008 was primarily the result of:

•	organic sales decline (excluding acquisitions and foreign currency exchange) of 16.1 percent primarily due to lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global markets; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	an increase in sales volume due to the formation of PRF.

Technical Products Group

The 17.1 percentage point increase in Technical Products Group net sales in 2010 from 2009 was primarily driven by:

•	organic sales growth of approximately 17.7 percent in 2010 (excluding foreign currency exchange) primarily related to:

•	an increase in sales in industrial, general electronics, communications, energy and infrastructure vertical markets; and

• selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects in 2010 primarily related to the euro.

The 26.3 percentage point decrease in Technical Products Group sales in 2009 from 2008 was primarily the result of:

•	organic sales decline (excluding foreign currency exchange) of 25.4 percent primarily related to:

•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales to electronics markets that was largely attributable to reduced spending in the communications and general electronics vertical markets; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross Profit

In thousands	2010	% of sales		2009	% of sales		2008	% of sales

Gross Profit	$930,640	30.7%		$785,135	29.2%		$1,014,550	30.3%

Percentage point change		1.5	pts		(1.1	) pts

The 1.5 percentage point increase in gross profit as a percentage of sales in 2010 from 2009 was primarily the result of:

•	higher sales volumes in our Water and Technical Products Groups and higher fixed cost absorption resulting from that volume;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009; and

•	savings generated from our PIMS initiatives including lean and supply management practices across both the Water and Technical Products Groups.

These increases were partially offset by:

•	inflationary increases related to certain raw materials and labor and related costs.

The 1.1 percentage point decrease in gross profit as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products primarily related to the downturn in the North American and Western European residential housing markets and other global market downturns;

•	lower sales volume in our Technical Products Group and lower fixed cost absorption resulting from that volume decline;

•	inflationary increases related to raw materials and labor costs; and

•	period restructuring costs and write-offs of inventory associated with the consolidation of facilities.

These decreases were partially offset by:

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	higher cost of goods sold in 2008 as a result of a fair market value inventory step-up related to the formation of PRF.

Selling, general and administrative (SG&A)

In thousands	2010	% of sales		2009	% of sales	2008	% of sales

*SG&A	$529,329	17.5%		$507,303	18.8%	$627,415	18.7%

Percentage point change		(1.3	) pts		0.1 pts

*	Includes Legal settlement in 2008 of $20.4 million, which is presented on a separate line in the Consolidated Statements of Income

The 1.3 percentage point decrease in SG&A expense as a percentage of sales in 2010 from 2009 was primarily due to:

•	higher sales volume in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses;

•	reduced costs related to restructuring actions taken throughout 2009 to consolidate facilities and streamline general and administrative costs;

•	impairment charge of $11.3 million in 2009 for selected trade names resulting from volume declines; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010.

These decreases were partially offset by:

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs as well as reinstatement of certain employee benefits.

The 0.1 percentage point increase in SG&A expense as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales volume and the resultant loss of leverage on the SG&A expense spending;

•	expense associated with incremental restructuring actions in both our Water and Technical Products Groups in 2009;

•	impairment charge of $11.3 million for selected trade names resulting from significant volume declines;

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF; and

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

These increases were offset by:

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009; and

•	reduced costs related to productivity actions taken throughout 2008 and 2009 to consolidate facilities and streamline general and administrative costs.

Research and development (R&D)

In thousands	2010	% of sales	2009	% of sales	2008	% of sales

R&D	$67,156	2.2%	$57,884	2.2%	$62,450	1.9%

Percentage point change		— pts		0.3 pts

R&D expense as a percentage of sales in 2010 was flat compared to 2009 primarily as a result of:

•	Continued investments in the development of new products to generate growth in line with higher sales volume.

The 0.3 percentage point increase in R&D expense as a percent of sales in 2009 from 2008 was primarily the result of:

•	lower sales volume and the resultant loss of leverage on the R&D expense spending.

Operating income

Water Group

In thousands	2010	% of sales	2009	% of sales		2008	% of sales

Operating income	$231,588	11.3%	$163,745	8.9%		$206,357	9.4%

Percentage point change		2.4 pts		(0.5	) pts

The 2.4 percentage point increase in Water segment operating income as a percentage of net sales in 2010 as compared to 2009 was primarily the result of:

•	higher sales volume in our Water Group, which resulted in increased leverage of the fixed cost base;

•	cost savings from restructuring actions and other personnel reductions taken throughout 2009 to consolidate and streamline operations;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	impairment change of $11.3 million in 2009 for selected trade names resulting from volume declines; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010.

These increases were offset by:

•	cost increases for certain raw materials and labor as well as reinstatement of certain employee benefits; and

•	continued investment in future growth with emphasis on growth in international markets.

The 0.5 percentage point decrease in Water Group operating income as a percent of net sales in 2009 from 2008 was primarily the result of:

•	lower sales of certain pump, pool and filtration products resulting from the downturn in the North American and Western European residential housing markets;

•	inflationary increases related to raw materials and labor;

•	incremental restructuring actions taken in 2009;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments;

•	impairment charge of $11.3 million for selected trade names resulting from significant volume declines; and

•	higher costs associated with the integration of and intangible amortization related to the June 2008 formation of PRF.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	2008 charges for the Horizon legal settlement, which were non-recurring in 2009.

Operating income

Technical Products Group

In thousands	2010	% of sales	2009	% of sales		2008	% of sales

Operating income	$151,533	15.3%	$100,355	11.9%		$169,315	14.8%

Percentage point change		3.4 pts		(2.9	) pts

The 3.4 percentage point increase in Technical Products Group operating income as a percentage of sales in 2010 from 2009 was primarily the result of:

•	higher gross margins due to higher sales volumes in the Technical Products Group;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases for certain raw materials and labor as well as reinstatement of certain employee benefits; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

The 2.9 percentage point decrease in Technical Products Group operating income as a percent of net sales in 2009 from 2008 was primarily the result of:

•	a decrease in sales to electrical markets resulting from lower capital spending by customers in the industrial vertical market;

•	a decrease in sales into electronics markets that was largely attributable to reduced spending in the communications and general electronics vertical markets;

•	lower fixed cost absorption resulting from the sales volume decline; and

•	incremental restructuring actions taken in 2009 and associated period costs related to the closure of certain facilities.

These decreases were partially offset by:

•	cost savings from restructuring actions and other personnel reductions taken in response to the current economic downturn and resulting volume decline;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	lower material cost for key commodities such as carbon steel.

Net interest expense

In thousands	2010	2009	$ change	% change	2009	2008	$ change	% change

Net interest expense	$36,116	$41,118	$(5,002)	(12.2)%	$41,118	$59,435	$(18,317)	(30.8)%

The 12.2 percentage point decrease in interest expense from 2010 from 2009 was primarily the result of:

•	the favorable impact of lower debt levels in 2010 as compared to 2009 in addition to the redemption on April 15, 2009 of our 7.85% Senior Notes due 2009 (the “Notes”).

The 30.8 percentage point decrease in interest expense in 2009 from 2008 was primarily the result of:

•	favorable impact of lower variable interest rates and lower debt levels in part attributable to the redemption on April 15, 2009 of the Notes.

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

Loss on early extinguishment of debt

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of the Notes. Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of Notes. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.

Provision for income taxes

In thousands	2010	2009	2008

Income from continuing operations before income taxes and noncontrolling interest	$300,147	$172,647	$367,140
Provision for income taxes	97,200	56,428	108,344
Effective tax rate	32.4%	32.7%	29.5%

The 0.3 percentage point decrease in the effective tax rate in 2010 from 2009 was primarily the result of:

•	the mix of global earnings.

The 3.2 percentage point increase in the tax rate in 2009 from 2008 was primarily the result of:

•	a portion of the gain on the formation of PRF in 2008 being taxed at a rate of 0%.

This increase was partially offset by:

•	favorable adjustments in 2009 related to prior years’ tax returns.

We expect our full year effective tax rate in 2011 to be between 32% and 32.5%. We will continue to pursue tax rate reduction opportunities.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions financed by credit provided under our revolving credit facilities and from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions; these are temporary loans that have in the past been repaid within less than a year.

We are focusing on increasing our cash flow and repaying existing debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade ratings and a solid liquidity position.

Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) expires on June 4, 2012. The agent banks under the Credit Facility are J.P. Morgan, Bank of America, Wells Fargo, U.S. Bank and Bank of Tokyo-Mitsubishi. We believe we have ample borrowing capacity for our currently projected operating needs. Our availability under the Credit Facility was $702.5 million at December 31, 2010, which was not limited by any of the credit agreement’s financial covenants as of that date.

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

Operating activities
Cash provided by operating activities was $270.4 million in 2010 or $12.0 million higher than in 2009. The increase in cash provided by operating activities was due primarily to higher income from continuing operations offset by increased working capital necessary to support revenue growth.

Cash provided by operating activities was $258.4 million in 2009 or $54.2 million higher than in 2008. The increase in cash provided by operating activities was due primarily to a reduction in working capital, offset by an accelerated pension contribution of $25 million and lower income from continuing operations.

In December 2008, we sold approximately $44 million of a customer’s account receivable to a third-party financial institution to mitigate accounts receivable concentration risk. Sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008 we incurred a loss in the amount of $0.5 million related to the sale of accounts receivable which is included in the line item Other in our Consolidated Statements of Income. We did not undertake a similar sale of customer receivables in 2009 or 2010.

Investing activities
Capital expenditures in 2010, 2009 and 2008 were $59.5 million, $54.1 million and $53.1 million, respectively. We anticipate capital expenditures for fiscal 2011 to be approximately $60 to $65 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development and general maintenance capital.

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

Cash proceeds from the sale of property and equipment of $0.4 million in 2010 and $1.2 million in 2009 was primarily related to various asset dispositions. Cash proceeds from the sale of property and equipment of $4.7 million in 2008 was primarily related to the sale of a facility in our Water Group.

Financing activities
Net cash used for financing activities was $190.6 in 2010, $209.1 million in 2009 and $217.2 in 2008. The decrease primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, repurchase of common stock and tax benefits related to stock-based compensation.

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2010 and 2009 we had no outstanding commercial paper.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined) that may not exceed 3.5 to 1.0. We were in compliance with all covenants under our debt agreements as of December 31, 2010.

In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $4.8 million of borrowings as of December 31, 2010.

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

A credit rating is a current opinion of the creditworthiness of an obligor with respect to a specific financial obligation, a specific class of financial obligations or a specific financial program. The credit rating takes into consideration the creditworthiness of guarantors, insurers or other forms of credit enhancement on the obligation and takes into account the currency in which the obligation is denominated. The ratings outlook also highlights the potential direction of a short or long-term rating. It focuses on identifiable events and short-term trends that cause ratings to be placed under observation by the respective rating agencies. A change in rating outlook does not mean a rating change is inevitable. Prior changes in our ratings outlook have had no immediate impact on our liquidity exposure or on our cost of debt. We believe the potential impact of a downgrade in our financial outlook is currently not material to our liquidity exposure or cost of debt.

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

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders annually. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

We paid dividends in 2010 of $75.5 million, compared with $70.9 million in 2009 and $67.3 million in 2008. We recently announced an increase in our dividend rate for 2011 from $0.76 per share in 2010 to $0.80 per share in 2011, which is the 35th consecutive year in which we have increased our dividend.

In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50 million pursuant to this authorization. This authorization expired on December 31, 2008. No authorization for the repurchase of shares of our common stock was sought from or granted by our Board for 2009. On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2010 we had repurchased 734,603 shares for $25 million pursuant to this plan. In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. The authorization expires December 2011.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
						More than
In thousands	2011	2012	2013	2014	2015	5 Years	Total

Long-term debt obligations	$4,951	$202,517	$200,003	$1	$—	$300,000	$707,472
Interest obligations on fixed-rate debt , including effects of derivative financial instruments	33,524	30,697	26,550	17,610	17,610	26,415	152,406
Operating lease obligations, net of sublease rentals	21,088	17,521	12,250	9,337	7,458	11,865	79,519
Pension and post retirement plan contributions	36,100	34,500	32,900	9,800	10,700	108,200	232,200
Other long-term liabilities	235	118	—	—	—	—	353

Total contractual cash obligations, net	$95,898	$285,353	$271,703	$36,748	$35,768	$446,480	$1,171,950

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2010, variable interest rate debt, including the effects of derivative financial instruments, was $102.4 million at a weighted average interest rate of 1.05%.

The estimated annual pension plan contribution amounts are intended to achieve fully funded status of our domestic qualified pension plan in accordance with the Pension Protection Act of 2006.

Pension and post retirement plan contributions are based on an assumed discount rate of 5.9% for all periods and an expected rate of return on plan assets ranging from 6.0% to 8.0%. In December 2010 and 2009 we made accelerated contributions of $25 million to our defined benefit pension plan.

The total gross liability for uncertain tax positions at December 31, 2010 is estimated to be approximately $24.3 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2010, we had recorded approximately $0.8 million for the possible payment of penalties and $4.8 million related to the possible payment of interest.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income from continuing operations. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because they provide us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Twelve Months Ended December 31
In thousands	2010	2009	2008

Net cash provided by (used for) continuing operations	$270,376	$259,900	$212,612
Capital expenditures	(59,523)	(54,137)	(53,089)
Proceeds from sale of property and equipment	358	1,208	4,741

Free cash flow	$211,211	$206,971	$164,264

Off-balance sheet arrangements
At December 31, 2010, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
Environmental
We have been named as defendants, targets or PRP in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in recent years and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001 and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites relating to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States (“GAAP”). As of December 31, 2010 and 2009, our undiscounted reserves for such environmental liabilities were approximately $1.3 million and $2.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit and bonds
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2010 and 2009, the outstanding value of these instruments totaled $116.5 million and $51.2 million, respectively.

NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

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

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2017 are projected to grow at a 3% perpetual growth rate for all reporting units.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 13% to 15% in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each operating segment that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of EBITDA. We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required.

In connection with our annual impairment test, we determined that the fair value of one of our reporting units did not exceed its carrying value by a significant amount. Goodwill for this reporting unit was $436.6 million at December 31, 2010. If cash flow projections decreased by 2.7% or if the discount rate increased by 50 basis points (the discount rate used in the impairment analysis was 13.5%), this reporting unit would have failed the step one test and a step two analysis would have been required.

Indefinite-Lived Intangibles
Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. During the fourth quarter of 2010 and 2009, we completed our annual impairment test for those identifiable assets not subject to amortization. There were no impairment charges recorded in 2010. We recorded impairment charges of $11.3 million in 2009. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The impairment charge recorded in 2009 was the result of significant declines in sales volume.

At December 31, 2010 our goodwill and intangible assets were approximately $2,519.6 million and represented approximately 63.4% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

Pension
We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions including expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 12 to the Notes to Consolidated Financial Statements. Changes to these assumptions will affect pension expense, pension contributions and the funded status of our pension plans.

We recognize the overfunded or underfunded status of our defined benefit and retiree medical plans as an asset or liability in our Consolidated Balance Sheets, with changes in the funded status recognized through comprehensive income in the year in which they occur.

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 5.90% in 2010, 6.00% in 2009 and 6.50% in 2008. The discount rates on our foreign plans ranged from 0.75% to 5.40% in 2010, 2.00% to 6.00% in 2009 and 2.00% to 6.25% in 2008. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2011.

Expected rate of return
Our expected rate of return on plan assets was 8.5% for 2010, 2009 and 2008. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.

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

Interest rate risk
Our debt portfolio, excluding impact of swap agreements, as of December 31, 2010, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 56% fixed-rate debt and 44% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed-rate swap agreements we entered into with an effective date of April 2006 and August 2007, our debt portfolio is comprised of 85% fixed-rate debt and 15% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2010, a 100 basis point increase or decrease in interest rates would result in a $20.0 million increase or decrease in fair value.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2010, a 100 basis point increase or decrease in interest rates would result in a $1.0 million increase or decrease in interest incurred.

Foreign currency risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We generally do not use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. From time to time, we may enter in to short duration foreign currency contracts to hedge foreign currency risk on intercompany transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pentair, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of year ended December 31, 2010. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.

We have audited the internal control over financial reporting of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2010 of the Company and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Minneapolis, Minnesota
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 22, 2011

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
In thousands, except per-share data	2010	2009	2008

Net sales	$3,030,773	$2,692,468	$3,351,976
Cost of goods sold	2,100,133	1,907,333	2,337,426

Gross profit	930,640	785,135	1,014,550
Selling, general and administrative	529,329	507,303	606,980
Research and development	67,156	57,884	62,450
Legal settlement	—	—	20,435

Operating income	334,155	219,948	324,685
Other (income) expense:
Gain on sale of interest in subsidiaries	—	—	(109,648)
Equity (income) losses of unconsolidated subsidiaries	(2,108)	1,379	3,041
Loss on early extinguishment of debt	—	4,804	4,611
Interest income	(1,263)	(999)	(2,029)
Interest expense	37,379	42,117	61,464
Other	—	—	106

Income from continuing operations before income taxes and noncontrolling interest	300,147	172,647	367,140
Provision for income taxes	97,200	56,428	108,344

Income from continuing operations	202,947	116,219	258,796
Loss from discontinued operations, net of tax	—	—	(5,783)
Loss on disposal of discontinued operations, net of tax	(626)	(19)	(21,846)

Net income before noncontrolling interest	202,321	116,200	231,167
Noncontrolling interest	4,493	707	2,433

Net income attributable to Pentair, Inc.	$197,828	$115,493	$228,734

Net income from continuing operations attributable to Pentair, Inc.	$198,454	$115,512	$256,363

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$2.02	$1.19	$2.62
Discontinued operations	(0.01)	—	(0.28)

Basic earnings per common share	$2.01	$1.19	$2.34

Diluted
Continuing operations	$2.00	$1.17	$2.59
Discontinued operations	(0.01)	—	(0.28)

Diluted earnings per common share	$1.99	$1.17	$2.31

Weighted average common shares outstanding
Basic	98,037	97,415	97,887
Diluted	99,294	98,522	99,068

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
In thousands, except share and per-share data	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$46,056	$33,396
Accounts and notes receivable, net of allowances of $36,343 and $27,081, respectively	516,905	455,090
Inventories	405,356	360,627
Deferred tax assets	56,349	49,609
Prepaid expenses and other current assets	44,631	47,576

Total current assets	1,069,297	946,298
Property, plant and equipment, net	329,435	333,688
Other assets
Goodwill	2,066,044	2,088,797
Intangibles, net	453,570	486,407
Other	55,187	56,144

Total other assets	2,574,801	2,631,348

Total assets	$3,973,533	$3,911,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$4,933	$2,205
Current maturities of long-term debt	18	81
Accounts payable	262,357	207,661
Employee compensation and benefits	107,995	74,254
Current pension and post-retirement benefits	8,733	8,948
Accrued product claims and warranties	42,295	34,288
Income taxes	5,964	5,659
Accrued rebates and sales incentives	33,559	27,554
Other current liabilities	80,942	85,629

Total current liabilities	546,796	446,279
Other liabilities
Long-term debt	702,521	803,351
Pension and other retirement compensation	209,859	234,948
Post-retirement medical and other benefits	30,325	31,790
Long-term income taxes payable	23,507	26,936
Deferred tax liabilities	169,198	146,630
Other non-current liabilities	86,295	95,060

Total liabilities	1,768,501	1,784,994
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 98,409,192 and 98,655,506 shares issued and
outstanding, respectively	16,401	16,442
Additional paid-in capital	474,489	472,807
Retained earnings	1,624,605	1,502,242
Accumulated other comprehensive income (loss)	(22,342)	20,597
Noncontrolling interest	111,879	114,252

Total shareholders’ equity	2,205,032	2,126,340

Total liabilities and shareholders’ equity	$3,973,533	$3,911,334

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	December 31,	December 31,	December 31,
In thousands	2010	2009	2008

Operating activities
Net income before noncontrolling interest	$202,321	$116,200	$231,167
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss from discontinued operations	—	—	5,783
Loss on disposal of discontinued operations	626	19	21,846
Equity (income) losses of unconsolidated subsidiaries	(2,108)	1,379	3,041
Depreciation	57,995	64,823	59,673
Amortization	26,184	40,657	27,608
Deferred income taxes	29,453	30,616	40,754
Stock compensation	21,468	17,324	20,572
Excess tax benefits from stock-based compensation	(2,686)	(1,746)	(1,617)
Loss on sale of assets	466	985	510
Gain on sale of interest in subsidiaries	—	—	(109,648)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(62,344)	11,307	(18,247)
Inventories	(44,495)	66,684	(33,311)
Prepaid expenses and other current assets	2,777	16,202	(27,394)
Accounts payable	55,321	(13,822)	(1,973)
Employee compensation and benefits	27,252	(22,431)	(21,919)
Accrued product claims and warranties	8,068	(7,440)	(7,286)
Income taxes	1,791	1,972	(4,409)
Other current liabilities	561	(21,081)	8,987
Pension and post-retirement benefits	(43,024)	(39,607)	301
Other assets and liabilities	(9,250)	(2,141)	18,174

Net cash provided by (used for) continuing operations	270,376	259,900	212,612
Net cash provided by (used for) operating activities of discontinued operations	—	(1,531)	(8,397)

Net cash provided by (used for) operating activities	270,376	258,369	204,215
Investing activities
Capital expenditures	(59,523)	(54,137)	(53,089)
Proceeds from sale of property and equipment	358	1,208	4,741
Acquisitions, net of cash acquired	—	—	(2,027)
Divestitures	—	1,567	37,907
Other	(1,148)	(3,224)	(12)

Net cash provided by (used for) investing activities	(60,313)	(54,586)	(12,480)
Financing activities
Net short-term borrowings	2,728	2,205	(16,994)
Proceeds from long-term debt	703,641	580,000	715,000
Repayment of long-term debt	(804,713)	(730,304)	(805,016)
Debt issuance costs	(50)	(50)	(114)
Excess tax benefits from stock-based compensation	2,686	1,746	1,617
Stock issued to employees, net of shares withheld	9,941	8,247	5,590
Repurchases of common stock	(24,712)	—	(50,000)
Dividends paid	(75,465)	(70,927)	(67,284)
Distribution to noncontrolling interest	(4,647)	—	—

Net cash provided by (used for) financing activities	(190,591)	(209,083)	(217,201)
Effect of exchange rate changes on cash and cash equivalents	(6,812)	(648)	(5,985)

Change in cash and cash equivalents	12,660	(5,948)	(31,451)
Cash and cash equivalents, beginning of period	33,396	39,344	70,795

Cash and cash equivalents, end of period	$46,056	$33,396	$39,344

See accompanying notes to consolidated financial statements.

Pentair, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated				Comprehensive
			Additional		other				income (loss)
	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
In thousands, except share and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	Interest	Total	to Pentair, Inc.

Balance — December 31, 2007	99,221,831	$16,537	$476,242	$1,296,226	$121,866	$1,910,871	$—	$1,910,871

Net income				228,734		228,734		228,734	$228,734
Change in cumulative translation adjustment					(72,117)	(72,117)		(72,117)	(72,117)
Adjustment in retirement liability, net of $42,793 tax					(66,933)	(66,933)		(66,933)	(66,933)
Changes in market value of derivative financial instruments, net of ($6,284) tax					(9,431)	(9,431)		(9,431)	(9,431)

Comprehensive income (loss)									$80,253

Cash dividends — $0.68 per common share				(67,284)		(67,284)		(67,284)
Tax benefit of stock compensation			2,247			2,247		2,247
Share repurchase	(1,549,893)	(258)	(49,742)			(50,000)		(50,000)
Exercise of stock options, net of 121,638 shares tendered for payment	322,574	53	4,948			5,001		5,001
Issuance of restricted shares, net of cancellations	366,005	61	388			449		449
Amortization of restricted shares			9,378			9,378		9,378
Shares surrendered by employees to pay taxes	(83,598)	(14)	(2,730)			(2,744)		(2,744)
Stock compensation			10,510			10,510		10,510
PRF Acquisition							121,388	121,388

Balance — December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069

Net income				115,493		115,493	707	116,200	$115,493
Change in cumulative translation adjustment					43,371	43,371	(7,843)	35,528	43,371
Adjustment in retirement liability, net of $164 tax					256	256		256	256
Changes in market value of derivative financial instruments, net of ($2,323) tax					3,585	3,585		3,585	3,585

Comprehensive income (loss)									$162,705

Cash dividends — $0.72 per common share				(70,927)		(70,927)		(70,927)
Tax benefit of stock compensation			1,025			1,025		1,025
Exercise of stock options, net of 124,613 shares tendered for payment	433,533	72	7,639			7,711		7,711
Issuance of restricted shares, net of cancellations	24,531	4	516			520		520
Amortization of restricted shares			7,190			7,190		7,190
Shares surrendered by employees to pay taxes	(79,477)	(13)	(1,867)			(1,880)		(1,880)
Stock compensation			7,063			7,063		7,063

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340

Net income				197,828		197,828	4,493	202,321	$197,828
Change in cumulative translation adjustment					(30,487)	(30,487)	(2,219)	(32,706)	(30,487)
Adjustment in retirement liability, net of ($8,159) tax					(12,762)	(12,762)		(12,762)	(12,762)
Changes in market value of derivative financial instruments, net of $229 tax					310	310		310	310

Comprehensive income (loss)									$154,889

Tax benefit of stock compensation			2,171			2,171		2,171
Cash dividends — $0.76 per common share				(75,465)		(75,465)		(75,465)
Distribution to noncontrolling interest							(4,647)	(4,647)
Share repurchase	(726,777)	(121)	(24,591)			(24,712)		(24,712)
Exercise of stock options, net of 27,177 shares tendered for payment	651,331	109	14,817			14,926		14,926
Issuance of restricted shares, net of cancellations	(4,122)	(1)	707			706		706
Amortization of restricted shares			3,538			3,538		3,538
Shares surrendered by employees to pay taxes	(166,746)	(28)	(5,663)			(5,691)		(5,691)
Stock compensation			10,703			10,703		10,703

Balance — December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

1. Summary of Significant Accounting Policies
Fiscal year
Our fiscal year ends on December 31.  We report our interim quarterly periods on a 13-week basis ending on a Saturday.

Principles of consolidation
The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both U.S. and non-U.S., that we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and as a result, our share of the earnings or losses of such equity affiliates is included in the Consolidated Statements of Income.

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

Revenue recognition
We recognize revenue when it is realized or realizable and has been earned. Revenue is recognized when persuasive evidence of an arrangement exists; shipment or delivery has occurred (depending on the terms of the sale); the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until substantially all obligations were satisfied.

Sales returns
The right of return may exist explicitly or implicitly with our customers. Our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. Returns of custom or modified goods are normally not allowed. At the time of sale, we reduce revenue for the estimated effect of returns. Estimated sales returns include consideration of historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future.

Pricing and sales incentives
We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the later of the date revenue is recognized or the incentive is offered. Sales incentives given to our customers are recorded as a reduction of revenue unless we (1) receive an identifiable benefit for the goods or services in exchange for the consideration and (2) we

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

can reasonably estimate the fair value of the benefit received. The following represents a description of our pricing arrangements, promotions and other volume-based incentives:

Pricing arrangements
Pricing is established up front with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying OEM customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.

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

Volume-based incentives
These incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

Shipping and handling costs
Amounts billed to customers for shipping and handling are recorded in Net sales in the accompanying Consolidated Statements of Income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are included in Cost of goods sold in the accompanying Consolidated Statements of Income.

Research and development
We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2010, 2009 and 2008 were $67.2 million, $57.9 million and $62.5 million, respectively.

Cash equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts; reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2010. One customer had a receivable balance of approximately 10% of the total net receivable balance as of December 31, 2009.

In December 2008 we sold approximately $44 million of one customer’s accounts receivable to a third-party financial institution to mitigate accounts receivable concentration risk. Sales of accounts receivable are reflected as a reduction of accounts receivable in our Consolidated Balance Sheets and the proceeds are

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

included in the cash flows from operating activities in our Consolidated Statements of Cash Flows. In 2008, a loss in the amount of $0.5 million related to the sale of accounts receivable is included in the line item Other in our Consolidated Statements of Income. We did not undertake a similar sale of customer receivables in 2010 or 2009.

Inventories
Inventories are stated at the lower of cost or market with substantially all costed using the first-in, first-out (“FIFO”) method and with an insignificant amount of inventories located outside the United States costed using a moving average method which approximates FIFO.

Property, plant and equipment
Property, plant and equipment is stated at historical cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

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

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit, an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2017 are projected to grow at a 3% perpetual growth rate for all reporting units.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 13% to 15% in determining the discounted cash flows in our fair value analysis.

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

Identifiable intangible assets
Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. During the fourth quarter of 2010 and 2009, we completed our annual impairment test for those identifiable assets not subject to amortization and recorded impairment charges in 2009 of $11.3 million, related to trade names. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income. There was no impairment charge required in 2010.

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

At December 31, 2010 our goodwill and intangible assets were approximately $2,519.6 million and represented approximately 63.4% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with ITT Water Technologies, Inc. that began design, development and manufacturing of submersible pump motors in 2005. We do not consolidate the investment in our consolidated financial statements as we do not have a controlling interest over the investment. There were investments in and loans to FARADYNE of $6.1 million and $4.5 million at December 31, 2010 and December 31, 2009, respectively, which is net of our proportionate share of the results of their operations.

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

Environmental
We recognize environmental clean-up liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties (“PRPs”) will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental clean-up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in clean-up technologies and additional information about the ultimate clean-up remedy that is used could significantly change our estimates. Accruals for environmental liabilities are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2010 and 2009, reserves for policy claims were $49.0 million ($12.0 million included in Accrued product claims and warranties and $37.0 million included in Other non-current liabilities) and $56.3 million ($10.0 million included in Accrued product claims and warranties and $46.3 million included in Other non-current liabilities), respectively.

Stock-based compensation
We account for stock-based compensation awards on a fair value basis. The estimated grant date fair value of each option award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Income. Restricted share awards and units are recorded as compensation cost on a straight-line basis over the requisite service periods based on the market value on the date of grant.

Earnings per common share
Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding including the dilutive effects of common stock equivalents. The dilutive effects of stock options and restricted stock awards and units increased weighted average common shares outstanding by 1,257 thousand, 1,107 thousand and 1,181 thousand in 2010, 2009 and 2008, respectively.

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares were 3,711 thousand, 5,283 thousand and 5,268 thousand in 2010, 2009 and 2008, respectively.

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

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of and have been designated as, normal purchases or sales. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales. From time to time, we may enter in to short duration foreign currency contracts to hedge foreign currency risks on intercompany transactions.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

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

Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in Accumulated other comprehensive income (loss) (“AOCI”), a separate component of shareholders’ equity.

New accounting standards
On January 1, 2009, we adopted new accounting guidance that changes the accounting and reporting for minority interests. Minority interests have been recharacterized as noncontrolling interests and are reported as a component of equity separate from the parent’s equity. Purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the Consolidated Income Statements and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. We have classified noncontrolling interest (previously minority interest) as a component of equity for all periods presented.

In June 2009, the Financial Accounting Standards Board issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. We adopted the new guidance as of January 1, 2010, which did not have any effect on our consolidated financial statements.

Subsequent events
In connection with preparing the audited consolidated financial statements for the year ended December 31, 2010, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

2. Acquisitions
On June 28, 2008, we entered into a transaction with GE Water & Process Technologies (a unit of General Electric Company) (“GE”) that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

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

The fair value of the 80.1 percent interest in the global water softener and residential water filtration business of GE acquired was determined using both an income approach and a market approach. The income approach utilizes a discounted cash flow analysis based on certain key assumptions including a discount rate based on a computed weighted average cost of capital and expected long-term revenue and expense growth rates. The market approach indicates the fair value of a business based on a comparison of the business to guideline publicly traded companies and transactions in its industry.

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

In thousands, except share and per-share data

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

3. Discontinued Operations
In 2010 we were notified of a product recall required by our former Tools Group (which was sold to Black and Decker Corporation in 2004 and treated as a discontinued operation). Under the terms of the sale agreement we are liable for a portion of the product recall costs for products sold prior to the date of sale of the Tools Group. We recorded a liability of $3.2 million ($2.0 million net of tax) in 2010 representing our estimate of the potential cost associated with this recall. In addition, we received the remaining escrow balances from our sale of Lincoln Industrial of approximately $0.5 million, and we reversed tax reserves of approximately $1.0 million due to the expiration of various statues of limitations.

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

Operating results of the discontinued operations are summarized below:

In thousands	2010	2009	2008

Net Sales	$—	$—	$43,346
Loss from discontinued operations before income taxes	—	—	(9,392)
Income tax benefit on operations	—	—	3,609

Loss from discontinued operations, net of tax	—	—	(5,783)

Gain (loss) on disposal of discontinued operations, before taxes	(2,743)	221	(28,692)
Income tax (expense) benefit on (loss)	2,117	(240)	6,846

Loss on disposal of discontinued operations, net of tax	$(626)	$(19)	$(21,846)

4.	Restructuring
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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Total restructuring costs related to the Water Group and the Technical Products Group were $7.7 million and $9.5 million, respectively, for year ended December 31, 2009. Total restructuring costs related to the Water Group and the Technical Products Group were $36.3 million and $8.9 million, respectively, for year ended December 31, 2008.

Restructuring accrual activity recorded on the Consolidated Balance Sheets is summarized as follows:

	Years Ended December 31
In thousands	2010	2009

Beginning balance	$14,509	$34,174
Costs incurred	—	13,190
Cash payments and other	(10,515)	(32,855)

Ending balance	$3,994	$14,509

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2010 and December 31, 2009 by segment were as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2009	Divestitures	Translation/Other	December 31, 2010

Water Group	$1,802,913	$—	$(18,813)	$1,784,100
Technical Products Group	285,884	—	(3,940)	281,944

Consolidated Total	$2,088,797	$—	$(22,753)	$2,066,044

		Acquisitions/	Foreign Currency
In thousands	December 31, 2008	Divestitures	Translation/Other	December 31, 2009

Water Group	$1,818,470	$895	$(16,452)	$1,802,913
Technical Products Group	283,381	—	2,503	285,884

Consolidated Total	$2,101,851	$895	$(13,949)	$2,088,797

Included in “Foreign Currency Translation/Other” in 2009 is the effect of an immaterial error corrected in 2009 related to the previous accounting treatment for certain acquisitions. The correction resulted in a decrease in goodwill and a decrease of deferred tax liabilities of $28.5 million ($27.5 million in the Water Group and $1.0 million in the Technical Products Group).

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The detail of acquired intangible assets consisted of the following:

	2010			2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
In thousands	Amount	Amortization	Net	Amount	Amortization	Net

Finite-life intangibles
Patents	$15,469	$(12,695)	$2,774	$15,458	$(11,502)	$3,956
Non-compete agreements	—	—	—	4,522	(4,522)	—
Proprietary technology	74,176	(29,862)	44,314	73,244	(23,855)	49,389
Customer relationships	282,479	(82,901)	199,578	288,122	(66,091)	222,031
Trade names	1,532	(383)	1,149	1,562	(235)	1,327

Total finite-life intangibles	$373,656	$(125,841)	$247,815	$382,908	$(106,205)	$276,703
Indefinite-life intangibles
Trade names	205,755	—	205,755	209,704	—	209,704

Total intangibles, net	$579,411	$(125,841)	$453,570	$592,612	$(106,205)	$486,407

Intangible asset amortization expense in 2010, 2009 and 2008 was approximately $24.5 million, $27.3 million and $24.0 million, respectively.

In 2009 we recorded an impairment charge to write down trade name intangible assets of $11.3 million in the Water Group. Additionally, in 2008 we recorded an impairment charge to write-off a trade name intangible asset of $1.0 million in the Technical Products Group.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2011	2012	2013	2014	2015

Estimated amortization expense	$25,140	$24,405	$23,956	$23,631	$23,333

6.	Supplemental Balance Sheet Information

In thousands	2010	2009

Inventories
Raw materials and supplies	$223,482	$200,931
Work-in-process	37,748	38,338
Finished goods	144,126	121,358

Total inventories	$405,356	$360,627

Property, plant and equipment
Land and land improvements	$36,484	$36,635
Buildings and leasehold improvements	212,168	213,453
Machinery and equipment	598,554	586,764
Construction in progress	33,841	28,408

Total property, plant and equipment	881,047	865,260
Less accumulated depreciation and amortization	551,612	531,572

Property, plant and equipment, net	$329,435	$333,688

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

7.	Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

In thousands	2010	2009	2008

Interest payments	$37,083	$43,010	$63,851
Income tax payments	55,991	8,719	80,765

On June 28, 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. The transaction is more fully described in Note 2. Acquisitions.

8.	Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) consists of the following:

In thousands	2010	2009

Retirement liability adjustments, net of tax	$(71,210)	$(58,448)
Cumulative translation adjustments	58,184	88,671
Market value of derivative financial instruments, net of tax	(9,316)	(9,626)

Accumulated other comprehensive income (loss)	$(22,342)	$20,597

9.	Debt
Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate
	December 31,	Maturity	December 31,	December 31,
In thousands	2010	(Year)	2010	2009

Revolving credit facilities	0.89%	2012	$97,500	$198,300
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000
Private placement — floating rate	0.84%	2012-2013	205,000	205,000
Other	4.36%	2012-2016	4,972	2,337

Total debt, including current portion per balance sheet			707,472	805,637
Less: Current maturities			(18)	(81)
Short-term borrowings			(4,933)	(2,205)

Long-term debt			$702,521	$803,351

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2010 and December 31, 2009 we had no outstanding commercial paper.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Total availability under our existing Credit Facility was $702.5 million as of December 31, 2010, which was not limited by any of the credit agreement’s financial covenants as of that date.

In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $4.8 million of borrowings as of December 31, 2010.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated EBITDA, as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of December 31, 2010.

On July 8, 2008, we commenced a cash tender offer for all of our outstanding $250 million aggregate principal of 7.85% Senior Notes due 2009 (the “Notes”). Upon expiration of the tender offer on August 4, 2008, we purchased $116.1 million aggregate principal amount of the Notes. As a result of this transaction, we recognized a loss of $4.6 million on early extinguishment of debt in 2008. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.6 million in previously unrecognized swap gains and cash paid of $5.1 million related to the tender premium and other costs associated with the purchase.

On March 16, 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of Notes. The Notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.

Debt outstanding at December 31, 2010 matures on a calendar year basis as follows:

In thousands	2011	2012	2013	2014	2015	Thereafter	Total

Contractual debt obligation maturities	$4,951	$202,517	$200,003	$1	$—	$300,000	$707,472

10.	Derivatives and Financial Instruments
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $6.4 million and $8.1 million at December 31, 2010 and December 31, 2009, respectively and was recorded in AOCI on the Consolidated Balance Sheets.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable-rate interest payment obligations for fixed-rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed-rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $9.4 million and $8.3 million at December 31, 2010 and December 31, 2009, respectively and was recorded in AOCI on the Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheets. Unrealized income/expense is included in

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

AOCI and realized income/expense and amounts due to/from swap counterparties, are included in earnings. We realized incremental interest expense resulting from the swaps of $9.2 million and $7.9 million at December 31, 2010 and December 31, 2009, respectively.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheets, with changes in their fair value included in OCI. Derivative gains and losses included in OCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs.

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

At December 31, 2010 and 2009, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Foreign currency hedges
At December 31, 2010 we had a euro to U.S. dollar contract that expired on January 7, 2011 with a notional amount of $132.5 million. The fair value of the contract was an asset of $1.2 million.

Fair value of financial instruments
The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2010		2009
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$307,433	$307,433	$405,505	$405,505
Fixed rate	400,039	438,492	400,132	390,930

Total	$707,472	$745,925	$805,637	$796,435

Derivative financial instruments
Market value of interest rate swaps and foreign currency contracts, net	$(14,585)	$(14,585)	$(16,354)	$(16,354)

The following methods were used to estimate the fair values of each class of financial instrument measured on a recurring basis:

•	short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;

•	long-term fixed-rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

•	interest rate swaps and foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

11.	Income Taxes
Income from continuing operations before income taxes and noncontrolling interest consisted of the following:

In thousands	2010	2009	2008

U.S.	$217,213	$111,530	$220,294
International	82,934	61,117	146,846

Income from continuing operations before taxes and noncontrolling interest	$300,147	$172,647	$367,140

The provision for income taxes for continuing operations consisted of the following:

In thousands	2010	2009	2008

Currently payable
Federal	$44,766	$10,502	$41,985
State	6,591	2,456	5,140
International	17,877	13,947	25,735

Total current taxes	69,234	26,905	72,860
Deferred
Federal and state	26,445	26,733	35,535
International	1,521	2,790	(51)

Total deferred taxes	27,966	29,523	35,484

Total provision for income taxes	$97,200	$56,428	$108,344

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2010	2009	2008

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	2.1	2.6	1.6
Tax effect of stock-based compensation	0.2	0.2	0.2
Tax effect of international operations	(3.8)	(3.5)	(6.1)
Tax credits	(0.3)	(1.4)	(1.0)
Domestic manufacturing deduction	(1.4)	(0.4)	(0.7)
ESOP dividend benefit	(0.2)	(0.4)	(0.2)
All other, net	0.8	0.6	0.7

Effective tax rate on continuing operations	32.4	32.7	29.5

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Reconciliation of the beginning and ending gross unrecognized tax benefits follows:

In thousands	2010	2009	2008

Gross unrecognized tax benefits — beginning balance	$29,962	$28,139	$23,879
Gross increases for tax positions in prior periods	286	3,191	3,526
Gross decreases for tax positions in prior periods	(2,490)	(2,433)	(411)
Gross increases based on tax positions related to the current year	1,431	1,789	2,666
Gross decreases related to settlements with taxing authorities	(4,182)	(209)	—
Reductions due to statute expiration	(747)	(515)	(1,521)

Gross unrecognized tax benefits at December 31	$24,260	$29,962	$28,139

Included in the $24.3 million of total gross unrecognized tax benefits as of December 31, 2010 was $22.4 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2010 may decrease by a range of $0 to $17.5 million during the next twelve months primarily as a result of the resolution of federal, state and foreign examinations and the expiration of various statutes of limitations.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined our U.S. federal income tax returns through 2003 with no material adjustments. The IRS has also completed a survey of our 2004 U.S. federal income tax return with no material findings. The IRS is currently examining our federal tax returns for years 2005 through 2009. No material adjustments have been proposed, however, actual settlements may differ from amounts accrued.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2010, we had recorded approximately $0.8 million for the possible payment of penalties and $4.8 million related to the possible payment of interest expense.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2010, approximately $223.7 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

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

Deferred taxes were classified in the Consolidated Balance Sheets as follows:

In thousands	2010	2009

Deferred tax assets	$56,349	$49,609
Other noncurrent assets	1,647	5,132
Other current liabilities	(547)	(149)
Deferred tax liabilities	(169,198)	(146,630)

Net deferred tax liability	$(111,749)	$(92,038)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2010		2009
	Deferred tax		Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$4,490	$—	$4,073	$—
Inventory valuation	17,381	—	11,005	—
Accelerated depreciation/amortization	—	11,436	—	12,893
Accrued product claims and warranties	25,753	—	24,558	—
Employee benefit accruals	110,547	—	119,357	—
Goodwill and other intangibles	—	187,103	—	172,675
Other, net	—	71,381	—	65,463

Total deferred taxes	$158,171	$269,920	$158,993	$251,031

Net deferred tax liability		$(111,749)		$(92,038)

Included in Other, net in the table above are deferred tax assets of $2.3 million and $4.7 million as of December 31, 2010 and 2009, respectively, related to a foreign tax credit carryover from the tax period ended December 31, 2006 and related to state net operating losses. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2016.

Non-U.S. tax losses of $49.6 million and $49.1 million were available for carryforward at December 31, 2010 and 2009, respectively. A valuation allowance reflected above in Other, net of $9.4 million and $7.5 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available as of December 31, 2010 and 2009, respectively that may not be realized. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. The non-U.S. operating losses are subject to varying expiration periods and will begin to expire in 2011. State tax losses of $69.3 million and $73.0 million were available for carryforward at December 31, 2010 and 2009, respectively. A valuation allowance reflected above in Other, net of $2.4 million and $2.6 million exists for deferred income tax benefits related to the carryforwards available at December 31, 2010 and 2009, respectively. Certain state tax losses will expire in 2011, while others are subject to carryforward periods of up to twenty years.

12.	Benefit Plans
Pension and post-retirement benefits

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we also provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. We use a December 31 measurement date each year. In December 2007, we announced that we will be freezing certain pension plans as of December 31, 2017.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Obligations and Funded Status
The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation beginning of year	$552,309	$521,698	$35,301	$38,417
Service cost	11,588	12,334	200	214
Interest cost	31,671	32,612	2,013	2,377
Amendments	(281)	3	—	(1,303)
Settlements	(104)	—	—	—
Actuarial (gain) loss	24,677	13,309	(647)	(1,517)
Translation (gain) loss	(4,208)	2,469	—	—
Benefits paid	(28,844)	(30,116)	(3,152)	(2,887)

Benefit obligation end of year	$586,808	$552,309	$33,715	$35,301

Change in plan assets
Fair value of plan assets beginning of year	$329,188	$265,112	$—	$—
Actual gain (loss) return on plan assets	35,495	44,521	—	—
Company contributions	49,840	49,044	3,152	2,887
Settlements	(104)	—	—	—
Translation gain (loss)	(92)	627	—	—
Benefits paid	(28,844)	(30,116)	(3,152)	(2,887)

Fair value of plan assets end of year	$385,483	$329,188	$—	$—

Funded status
Plan assets less than benefit obligation	$(201,325)	$(223,121)	$(33,715)	$(35,301)

Net amount recognized	$(201,325)	$(223,121)	$(33,715)	$(35,301)

Of the $201.3 million underfunding at December 31, 2010, $123.6 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits		Post-retirement
In thousands	2010	2009	2010	2009

Current liabilities	$(5,343)	$(5,437)	$(3,390)	$(3,511)
Noncurrent liabilities	(195,982)	(217,684)	(30,325)	(31,790)

Net amount recognized	$(201,325)	$(223,121)	$(33,715)	$(35,301)

The accumulated benefit obligation for all defined benefit plans was $557.7 million and $534.9 million at December 31, 2010 and 2009, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2010	2009

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$385,483	$329,188
Accumulated benefit obligation	557,712	534,936
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$385,483	$329,188
Accumulated benefit obligation	586,808	552,309

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2010	2009	2008	2010	2009	2008

Service cost	$11,588	$12,334	$14,104	$200	$214	$263
Interest cost	31,671	32,612	32,383	2,013	2,377	2,534
Expected return on plan assets	(30,910)	(30,286)	(29,762)	—	—	—
Amortization of transition
obligation	13	25	25	—	—	—
Amortization of prior year
service cost (benefit)	7	23	179	(27)	(41)	(136)
Recognized net actuarial (gain) loss	1,674	82	121	(3,295)	(3,326)	(3,301)
Settlement gain	(8)	(9)	—	—	—	—

Net periodic benefit cost	$14,035	$14,781	$17,050	$(1,109)	$(776)	$(640)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits		Post-retirement
In thousands	2010	2009	2010	2009

Net transition obligation	$—	$11	$—	$—
Prior service cost (benefit)	(162)	118	(878)	(905)
Net actuarial (gain) loss	138,558	120,022	(20,781)	(23,429)

Accumulated other comprehensive (income) loss	$138,396	$120,151	$(21,659)	$(24,334)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2011 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Prior service cost (benefit)	$1	$(27)
Net actuarial (gain) loss	3,898	(3,306)

Total estimated 2011 amortization	$3,899	$(3,333)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Additional Information
Change in accumulated other comprehensive income, net of tax:

In thousands	2010	2009

Beginning of the year	$(58,448)	$(58,704)
Additional prior service cost incurred during the year	171	794
Actuarial gains (losses) incurred during the year	(11,861)	1,500
Translation gains (losses) incurred during the year	(75)	(63)
Amortization during the year:
Transition obligation	8	15
Unrecognized prior service cost (benefit)	(12)	(11)
Actuarial gains	(993)	(1,979)

End of the year	$(71,210)	$(58,448)

Assumptions
Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2010	2009	2008	2010	2009	2008

Discount rate	5.90	6.00	6.50	5.90	6.00	6.50
Rate of compensation increase	4.00	4.00	4.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2010	2009	2008	2010	2009	2008

Discount rate	6.00	6.50	6.50	6.00	6.50	6.50
Expected long-term return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.00	4.00	5.00

Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 5.90% in 2010, 6.00% in 2009 and 6.50% in 2008. The discount rates on our foreign plans ranged from 0.75% to 5.40% in 2010, 2.00% to 6.00% in 2009 and 2.00% to 6.25% in 2008. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2011.

Expected rate of return
Our expected rate of return on plan assets was 8.5% for 2010, 2009 and 2008. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2010, the pension plan assets yielded returns of 11.2% and returns of 19.5% in 2009 and a loss of 28.8% in 2008. Our expected rate of return on plan assets assumption is 8.0% for 2011.

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

Unrecognized pension and post-retirement losses
As of our December 31, 2010 measurement date, our plans have $117.8 million of cumulative unrecognized losses. To the extent the unrecognized losses, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years).

The assumed health care cost trend rates at December 31 are as follows:

	2010	2009

Health care cost trend rate assumed for next year	7.50%	7.70%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage-Point	1-Percentage-Point
In thousands	Increase	Decrease

Effect on total annual service and interest cost	$51	$(45)
Effect on post-retirement benefit obligation	750	(667)

Plan Assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested. The plans will therefore be actively invested to achieve real growth of capital over inflation through appreciation of securities held and through the accumulation and reinvestment of dividend and interest income.

Asset allocation
Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

	Plan Assets		Target Allocation
Asset Class	2010	2009	2010	2009

Equity Securities	47%	53%	50%	60%
Fixed Income Investments	37%	22%	40%	30%
Alternative Investments	12%	14%	10%	10%
Cash	4%	11%	0%	0%

While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements. In 2009, as a result of our year end decision to make a $25 million

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

accelerated pension plan contribution, a higher percentage of assets were held in cash equivalents. This contribution was directed to be invested in fixed income investments and was invested shortly after year end. After taking this into consideration, our fixed income investment percentage would have been 30% and our cash percentage would have been 3%.

As part of our strategy to reduce U.S. pension plan funded status volatility, we plan to increase the allocation to long duration fixed income securities in future years as the funded status of our U.S. pension plans improve. In 2010 we increased our fixed income investments from 30% to 40% and from 10% to 30% in 2009.

Fair Value Measurement
The following table presents our plan assets using the fair value hierarchy as of December 31, 2010 and December 31, 2009.

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total

Cash Equivalents	$—	$13,803	$—	$13,803
Fixed Income:
Corporate and Non U.S. Government	—	42,544	284	42,828
U.S. Treasuries	—	60,710	—	60,710
Mortgage-Backed Securities	—	30,052	1,368	31,420
Other	—	6,818	125	6,943
Global Equity Securities:
Small Cap Equity	7,982	—	—	7,982
Mid Cap Equity	8,811	—	—	8,811
Large Cap Equity	—	45,700	—	45,700
International Equity	23,964	21,895	—	45,859
Long/short Equity	—	56,639	—	56,639
Pentair Company Stock	18,255	—	—	18,255
Other Investments	—	33,542	12,991	46,533

Total as of December 31, 2010	$59,012	$311,703	$14,768	$385,483

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
In thousands	(Level 1)	(Level 2)	(Level 3)	Total

Cash Equivalents	$—	$35,575	$—	$35,575
Fixed Income:
Corporate and Non U.S. Government	—	16,682	438	17,120
U.S. Treasuries	—	28,675	—	28,675
Mortgage-Backed Securities	—	21,636	2,109	23,745
Other	—	3,952	192	4,144
Global Equity Securities:
Small Cap Equity	7,227	—	—	7,227
Mid Cap Equity	8,389	—	—	8,389
Large Cap Equity	—	39,569	—	39,569
International Equity	21,665	19,955	—	41,620
Long/short Equity	—	54,082	—	54,082
Pentair Company Stock	21,742	—	—	21,742
Other Investments	—	32,873	14,427	47,300

Total as of December 31, 2009	$59,023	$252,999	$17,166	$329,188

Valuation methodologies used for investments measured at fair value are as follows:

•	Cash Equivalents: Consist of investments in commingled funds valued based on observable market data. Such investments are classified as Level 2.

•	Fixed Income: Investments in corporate bonds, government securities, mortgages and asset backed securities are value based upon quoted market prices for identical or similar securities and other observable market data. Investments in commingled funds are generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments are classified as Level 2. Certain investments in commingled funds are valued based on unobservable inputs due to liquidation restrictions. These investments are classified as Level 3.

•	Global Equity Securities: Equity securities and Pentair common stock are valued based on the closing market price in an active market and are classified as Level 1. Investments in commingled funds are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments are classified as Level 2.

•	Other Investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that are valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service are classified as Level 2. Investments in commingled funds that are valued based on unobservable inputs due to liquidation restrictions are classified as Level 3.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2010 and December 31, 2009, respectively.

		Net realized	Net purchases,	Net
	Balance	and unrealized	issuances and	transfers into	Balance
	January 1, 2010	gains (losses)	settlements	(out of) level 3	December 31, 2010

Other Investments	$14,427	$678	$(2,113)	$—	$12,992
Fixed Income Investments	2,739	334	(1,296)	—	1,777

	$17,166	$1,012	$(3,409)	$—	$14,769

		Net realized	Net purchases,	Net
	Balance	and unrealized	issuances and	transfers into	Balance
	January 1, 2009	gains (losses)	settlements	(out of) level 3	December 31, 2009

Other Investments	$32,083	$(774)	$—	$(16,882)	$14,427
Fixed Income Investments	25,640	1,027	—	(23,928)	2,739

	$57,723	$253	$—	$(40,810)	$17,166

Cash Flows
Contributions
Pension contributions totaled $49.8 million and $49.0 million in 2010 and 2009, respectively. Our 2011 required pension contributions are expected to be in the range of $25 million to $30 million. The decrease in the 2011 expected contribution is primarily a result of the December 2010 accelerated contribution of $25 million to our defined benefit pension plan. The 2011 expected contributions will equal or exceed our minimum funding requirements.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement

2011	$34.2	$3.4
2012	31.8	3.3
2013	32.8	3.2
2014	33.7	3.1
2015	35.8	3.0
2016-2020	212.7	13.4

Savings plan
We have a 401(k) plan (“the plan”) with an employee stock ownership (“ESOP”) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation. In June 2009, we temporarily suspended the company match of the plan and ESOP. We reinstated the company match in 2010.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Our combined expense for the plan and ESOP was approximately $11.0 million, $6.7 million and $17.0 million, in 2010, 2009 and 2008, respectively.

Other retirement compensation
Total other accrued retirement compensation was $13.9 million and $17.3 million in 2010 and 2009, respectively and is included in the pension and other retirement compensation line of our Consolidated Balance Sheet.

13.	Shareholders’ Equity
Authorized shares
We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock with authorization to issue up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2010 or December 31, 2009.

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

Share repurchases
In December 2007, the Board of Directors authorized the repurchase of shares of our common stock during 2008 up to a maximum dollar limit of $50 million. As of December 31, 2008, we had purchased 1,549,893 shares for $50.0 million pursuant to this authorization. This authorization expired on December 31, 2008. There were no share repurchase authorizations for 2009. On July 27, 2010 the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2010 we had repurchased 734,603 shares for $25 million pursuant to this plan. In December 2010, the Board of Directors authorized the repurchase of shares of our common stock during 2011 up to a maximum dollar limit of $25 million. The authorization expires December 2011.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

14.	Stock Plans
Total stock-based compensation expense in 2010, 2009 and 2008 was $21.5 million, $17.3 million and $20.6 million, respectively.

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

The Plan is administered by our Compensation Committee (the “Committee”), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the Plan are managerial, administrative or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of Pentair. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants and take certain other actions as permitted under the Plan. The Plan restricts the Committee’s authority to reprice awards or to cancel and reissue awards at lower prices.

The Omnibus Stock Incentive Plan approved by the shareholders in 2004 (the “2004 Plan”) expired upon approval of the 2008 Plan by shareholders. Prior grants made under the 2004 Plan and earlier stock incentive plans remained outstanding on the terms in effect at the time of grant.

Non-qualified and incentive stock options
Under the Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Prior to 2006, option grants typically had a reload feature when shares are retired to pay the exercise price, allowing individuals to receive additional options upon exercise equal to the number of shares retired. Option awards granted after 2005 under the 2004 Plan and under the 2008 Plan do not have a reload feature attached to the option. Annual expense for the fair value of stock options was $10.7 million in 2010, $7.1 million in 2009 and $10.5 million in 2008.

Restricted shares and restricted stock units
Under the Plan, eligible employees are awarded restricted shares or restricted stock units (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the fair value of restricted shares and restricted stock units was $10.8 million in 2010, $10.2 million in 2009 and $10.1 million in 2008.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Stock appreciation rights, performance shares and performance units
Under the Plan, the Committee is permitted to issue these awards; however, there have been no issuances of these awards.

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

Stock options
The following table summarizes stock option activity under all plans:

			Weighted Average
		Weighted Average	Remaining	Aggregate
Options Outstanding	Shares	Exercise Price	Contractual Life	Intrinsic Value

Balance January 1, 2010	7,962,519	$30.70
Granted	1,478,660	33.54
Exercised	(678,627)	23.32
Forfeited	(112,528)	28.38
Expired	(682,608)	37.08

Balance December 31, 2010	7,967,416	$31.34	6.0	$46,776,147

Options exercisable as of December 31, 2010	5,313,225	$31.80	4.6	$30,599,073
Options expected to vest as of December 31, 2010	2,608,273	$30.42	8.3	$16,177,074
Shares available for grant as of December 31, 2010	5,773,901

The weighted-average grant date fair value of options granted in 2010, 2009 and 2008 was estimated to be $9.47, $5.09 and $7.41 per share, respectively. The total intrinsic value of options that were exercised during 2010, 2009 and 2008 was $7.4 million, $5.2 million and $6.3 million, respectively. At December 31, 2010, the total unrecognized compensation cost related to stock options was $6.5 million. This cost is expected to be recognized over a weighted average period of 1.5 years.

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2010	2009	2008

Risk-free interest rate	2.45%	1.77%	2.78%
Expected dividend yield	2.30%	3.20%	2.12%
Expected stock price volatility	35.00%	32.50%	27.00%
Expected lives	5.5 yrs	5.2 yrs	4.8 yrs

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $14.9 million, $8.2 million and $5.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.8 million, $1.9 million and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Restricted Share Awards
The following table summarizes restricted share award activity under all plans:

		Weighted Average
		Grant Date
Restricted Shares Outstanding	Shares	Fair Value

Balance January 1, 2010	1,278,054	$28.81
Granted	476,840	33.66
Vested	(376,219)	33.39
Forfeited	(69,272)	27.49

Balance December 31, 2010	1,309,403	$29.33

As of December 31, 2010, there was $17.1 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2004 Plan and the 2008 Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008, was $12.7 million, $5.5 million and $7.7 million, respectively. The actual tax benefit realized for the tax deductions from restricted share compensation arrangements totaled $3.4 million, $2.2 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15.	Business Segments

We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•	Water — manufactures and markets essential products and systems used in the movement, storage, treatment and enjoyment of water. Water segment products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•	Technical Products — designs, manufactures and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense and general electronics. Products include metallic and composite enclosures, cabinets, cases, subracks, backplanes and associated thermal management systems.

•	Other — is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies and divested operations.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

Financial information by reportable business segment is included in the following summary:

In thousands	2010	2009	2008	2010	2009	2008

	Net sales to external customers			Operating income (loss)

Water Group	$2,041,281	$1,847,764	$2,206,142	$231,588	$163,745	$206,357
Technical Products Group	989,492	844,704	1,145,834	151,533	100,355	169,315
Other	—	—	—	(48,966)	(44,152)	(50,987)

Consolidated	$3,030,773	$2,692,468	$3,351,976	$334,155	$219,948	$324,685

	Identifiable assets(1)			Depreciation

Water Group	$3,409,556	$3,205,774	$3,271,039	$37,449	$44,063	$39,237
Technical Products Group	728,969	716,092	697,577	17,544	19,035	19,131
Other(1)	(164,992)	(10,532)	84,597	3,002	1,725	1,305

Consolidated	$3,973,533	$3,911,334	$4,053,213	$57,995	$64,823	$59,673

	Amortization			Capital expenditures

Water Group	$22,981	$34,919	$22,062	$39,631	$36,513	$32,916
Technical Products Group	2,610	2,687	2,980	8,336	15,388	15,995
Other	593	3,051	2,566	11,556	2,236	4,178

Consolidated	$26,184	$40,657	$27,608	$59,523	$54,137	$53,089

The following table presents certain geographic information:

In thousands	2010	2009	2008	2010	2009	2008

	Net sales to external customers			Long-lived assets

U.S.	$2,222,856	$1,964,138	$2,467,698	$196,440	$203,206	$219,013
Europe	470,879	439,312	571,164	77,000	87,880	89,300
Asia and other	337,038	289,018	313,114	55,995	42,602	35,568

Consolidated	$3,030,773	$2,692,468	$3,351,976	$329,435	$333,688	$343,881

(1)	All cash and cash equivalents are included in Other

Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant and equipment, net of related depreciation.

We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category.

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. In our Water segment, one customer accounted for approximately 10% of segment sales in 2010, no single customer accounted for more than 10% of segment sales in 2009 and one customer accounted for just over 10% of segment sales in 2008. In our Technical Products segment, no single customer accounted for more than 10% of segment sales in 2010, 2009 or 2008.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

16.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases follows:

In thousands	2010	2009	2008

Gross rental expense	$32,662	$32,799	$37,519
Sublease rental income	(225)	(74)	(172)

Net rental expense	$32,437	$32,725	$37,347

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2011	2012	2013	2014	2015	Thereafter	Total

Minimum lease payments	$21,697	$17,673	$12,404	$9,421	$7,465	$11,865	$80,525
Minimum sublease rentals	(609)	(152)	(154)	(84)	(7)	—	(1,006)

Net future minimum lease commitments	$21,088	$17,521	$12,250	$9,337	$7,458	$11,865	$79,519

Environmental
We have been named as defendants, targets, or PRPs in a small number of environmental clean-ups, in which our current or former business units have generally been given de minimis status. To date, none of these claims have resulted in clean-up costs, fines, penalties, or damages in an amount material to our financial position or results of operations. We have disposed of a number of businesses in the past and in certain cases, such as the disposition of the Cross Pointe Paper Corporation uncoated paper business in 1995, the disposition of the Federal Cartridge Company ammunition business in 1997, the disposition of Lincoln Industrial in 2001 and the disposition of the Tools Group in 2004, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from purchasers of these businesses and have established what we believe to be adequate accruals for potential liabilities arising out of retained responsibilities. We settled some of the claims in prior years; to date our recorded accruals have been adequate.

In addition, there are ongoing environmental issues at a limited number of sites, including one site acquired in the acquisition of Essef Corporation in 1999, which relates to operations no longer carried out at the sites. We have established what we believe to be adequate accruals for remediation costs at these sites. We do not believe that projected response costs will result in a material liability.

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with GAAP. As of December 31, 2010 and 2009, our undiscounted reserves for such environmental liabilities were approximately $1.3 million and $2.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Litigation
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement and employment matters.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

We record liabilities for an estimated loss from a loss contingency where the outcome of the matter is probable and can be reasonably estimated. Factors that are considered when determining whether the conditions for accrual have been met include the (a) nature of the litigation, claim, or assessment, (b) progress of the case, including progress after the date of the financial statements but before the issuance date of the financial statements, (c) opinions of legal counsel and (d) management’s intended response to the litigation, claim, or assessment. Where the reasonable estimate of the probable loss is a range, we record the most likely estimate of the loss. When no amount within the range is a better estimate than any other amount, however, the minimum amount in the range is accrued. Gain contingencies are not recorded until realized.

While we believe that a material adverse impact on our consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims could change in the future.

Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. In 2004, we disposed of the Tools Group and we retained responsibility for certain product claims. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

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

Warranties and guarantees
In connection with the disposition of our businesses or product lines, we may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction. Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial condition or results of operations.

We recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The changes in the carrying amount of service and product warranties for the years ended December 31, 2010 and 2009 were as follows:

In thousands	2010	2009

Balance at beginning of the year	$24,288	$31,559
Service and product warranty provision	56,553	55,232
Payments	(50,729)	(62,672)
Acquired	—	23
Translation	(62)	146

Balance at end of the period	$30,050	$24,288

Stand-by letters of credit and bonds
In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of December 31, 2010 and December 31, 2009, the outstanding value of these instruments totaled $116.5 million and $51.2 million, respectively.

17.	Selected Quarterly Financial Data (Unaudited)

The following table represents the 2010 quarterly financial information:

	2010
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$707,013	$796,167	$773,735	$753,858	$3,030,773
Gross profit	213,702	248,168	236,542	232,228	930,640
Operating income	63,601	100,126	90,823	79,605	334,155
Income from continuing operations	36,029	61,612	55,729	49,577	202,947
Gain (loss) on disposal of discontinued operations, net of tax	524	593	549	(2,292)	(626)
Net income from continuing operations attributable to Pentair, Inc.	34,797	60,488	54,501	48,668	198,454
Earnings per common share attributable to Pentair, Inc.(1)
Basic
Continuing operations	$0.35	$0.61	$0.55	$0.50	$2.02
Discontinued operations	0.01	0.01	0.01	(0.02)	(0.01)

Basic earnings per common share	$0.36	$0.62	$0.56	$0.48	$2.01

Diluted
Continuing operations	$0.35	$0.61	$0.55	$0.49	$2.00
Discontinued operations	0.01	—	—	(0.02)	(0.01)

Diluted earnings per common share	$0.36	$0.61	$0.55	$0.47	$1.99

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements — (continued)

The following table represents the 2009 quarterly financial information:

	2009
In thousands, except per-share data	First	Second	Third	Fourth	Year

Net sales	$633,840	$693,712	$662,665	$702,251	$2,692,468
Gross profit	169,232	196,479	206,967	212,457	785,135
Operating income	37,214	63,560	66,682	52,492	219,948
Income from continuing operations	17,721	32,427	38,677	27,394	116,219
Gain (loss) on disposal of discontinued operations, net of tax	10	(78)	(85)	134	(19)
Net income from continuing operations attributable to to Pentair, Inc.	17,255	32,006	37,033	29,218	115,512
Earnings per common share attributable to Pentair, Inc.(1)
Basic
Continuing operations	$0.18	$0.33	$0.38	$0.30	$1.19
Discontinued operations	—	—	—	—	—

Basic earnings per common share	$0.18	$0.33	$0.38	$0.30	$1.19

Diluted
Continuing operations	$0.18	$0.33	$0.38	$0.29	$1.17
Discontinued operations	—	—	—	—	—

Diluted earnings per common share	$0.18	$0.33	$0.38	$0.29	$1.17

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2010, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2010 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2011 annual meeting of shareholders under the captions “Corporate Governance Matters”, “Proposal 1 Election of Certain Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/code.html. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/code.html.

We are not including the information contained on our website as part of or incorporating it by reference into, this report.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2011 annual meeting of shareholders under the captions “Corporate Governance Matters — Committees of the Board — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2011 annual meeting of shareholders under the captions “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2010, information about compensation plans under which our equity securities are authorized for issuance:

	Number of
	Securities to be		Number of Securities
	Issued Upon	Weighted-average	Remaining Available for
	Exercise of	Exercise Price	Future Issuance Under
	Outstanding	of Outstanding	Equity Compensation Plans
	Options, Warrants	Options, Warrants	(Excluding Securities
	and Rights	and Rights	Reflected in Column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
2008 Omnibus Stock Incentive Plan	2,654,797	$29.00	5,773,901	(1)
2004 Omnibus Stock Incentive Plan	4,804,131	$32.46	—	(2)
Outside Directors Non-qualified Stock Option Plan	508,488	$33.01	—	(2)

Total	7,967,416	$31.34	5,773,901

(1)	Represents securities remaining available for issuance under the 2008 Omnibus Plan.
(2)	The 2004 Omnibus Plan and the Directors Plan were terminated in 2008. Options previously granted remain outstanding under these plans, but no further options or shares may be granted or issued under either plan.

All share numbers and per share amounts described in this section have been adjusted to reflect our 2-for-1 stock split in 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2011 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2011 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) List of documents filed as part of this report:

(1)  Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2011.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 22, 2011.

Signature		Title

/s/ Randall J. Hogan Randall J. Hogan		Chairman and Chief Executive Officer

/s/ John L. Stauch John L. Stauch		Executive Vice President and Chief Financial Officer

/s/ Mark C. Borin Mark C. Borin		Corporate Controller and Chief Accounting Officer

* Leslie Abi-Karam		Director

* Glynis A. Bryan		Director

* Jerry W. Burris		Director

* T. Michael Glenn		Director

* Charles A. Haggerty		Director

* David H. Y. Ho		Director

* David A. Jones		Director

* Ronald L. Merriman		Director

* William T. Monahan		Director

*By	/s/ Angela D. Lageson Angela D. Lageson Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc and subsidiaries

		Additions
	Balance	Charged to			Other		Balance
	Beginning	Costs and			Changes		End
in thousands	in Period	Expenses	Deductions		Add (deduct)		of Period

Allowances for doubtful accounts
Year ended December 31, 2010	$14,154	$4,300	$1,152	(1)	$(183	)(2)	$17,119
Year ended December 31, 2009	$8,925	$6,832	$2,449	(1)	$846	(2)	$14,154
Year ended December 31, 2008	$8,073	$3,044	$1,629	(1)	$(563	)(2)	$8,925

(1)	Uncollectible accounts written off, net of expense

(2)	Result of acquisitions and foreign currency effects

Exhibit Index

Exhibit
Number	Exhibit

3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).
3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).
4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).
4.2	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013 and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).
4.3	Third Amended and Restated Credit Agreement dated June 4, 2007 by and among Pentair, Inc. and a consortium of financial institutions including Bank of America, N.A., as Administrative Agent and Issuing Bank, JPMorgan Chase Bank, N.A., as Syndication Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated June 4, 2007).
4.4	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).
4.5	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017 and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).
10.1	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.4	Pentair’s Restoration Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.4 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2005).*
10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*
10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*
10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as Amended and Restated Through July 29, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Quarterly Report on Form 10-Q for the year ended September 26, 2009).*

Exhibit
Number	Exhibit

10.9	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2009 (Incorporated by reference to Appendix B contained in Pentair’s Proxy Statement for its 2009 annual meeting of shareholders).*
10.10	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.11	Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.12	Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*
10.13	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.14	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated Through December 16, 2009 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.15	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*
10.16	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*
10.17	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.18	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*
10.19	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as Amended and Restated (Incorporated by reference to Appendix A contained in Pentair’s Proxy Statement for its 2010 annual meeting of shareholders filed on March 18, 2010).*
10.20	Form of award letter for executive officers under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).*
10.21	Form of award letter for directors under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*
10.22	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*
21	List of Pentair subsidiaries.
23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.
24	Power of Attorney.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Exhibit

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Pentair, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008 and (v) the Notes to the Consolidated Financial Statements.

*	A management contract or compensatory contract.