Form 10-Q
period 2011-04-02
PENTAIR INC
filed 2011-04-26
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 2, 2011, 98,419,314 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

Page(s)
PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Condensed Consolidated Statements of Income for the three months ended April 2, 2011 and April 3, 2010	3

Condensed Consolidated Balance Sheets as of April 2, 2011, December 31, 2010 and April 3, 2010	4

Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010	5

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 2, 2011 and April 3, 2010	6

Notes to Condensed Consolidated Financial Statements	7 - 14

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15 - 23

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	23

ITEM 4. Controls and Procedures	23

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 6. Exhibits	30

Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Income (Unaudited)

	Three months ended
	April 2,	April 3,
In thousands, except per-share data	2011	2010

Net sales	$790,273	$707,013
Cost of goods sold	541,214	493,311

Gross profit	249,059	213,702
Selling, general and administrative	144,760	132,890
Research and development	18,122	17,211

Operating income	86,177	63,601
Other (income) expense:
Equity income of unconsolidated subsidiaries	(235)	(84)
Net interest expense	9,325	9,527

Income from continuing operations before income taxes and noncontrolling interest	77,087	54,158
Provision for income taxes	25,053	18,129

Income from continuing operations	52,034	36,029
Gain on disposal of discontinued operations, net of tax	—	524

Net income before noncontrolling interest	52,034	36,553
Noncontrolling interest	1,493	1,232

Net income attributable to Pentair, Inc.	$50,541	$35,321

Net income from continuing operations attributable to Pentair, Inc.	$50,541	$34,797

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.52	$0.35
Discontinued operations	—	0.01

Basic earnings per common share	$0.52	$0.36

Diluted
Continuing operations	$0.51	$0.35
Discontinued operations	—	0.01

Diluted earnings per common share	$0.51	$0.36

Weighted average common shares outstanding
Basic	98,098	98,030
Diluted	99,670	99,568

Cash dividends declared per common share	$0.20	$0.19
See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	April 2,	December 31,	April 3,
In thousands, except share and per-share data	2011	2010	2010

Assets
Current assets
Cash and cash equivalents	$57,134	$46,056	$46,783
Accounts and notes receivable, net	625,856	516,905	550,830
Inventories	411,767	405,356	363,667
Deferred tax assets	56,370	56,349	49,665
Prepaid expenses and other current assets	57,950	44,631	43,580

Total current assets	1,209,077	1,069,297	1,054,525

Property, plant and equipment, net	338,610	329,435	330,201

Other assets
Goodwill	2,097,428	2,066,044	2,067,836
Intangibles, net	461,244	453,570	472,398
Other	56,328	55,187	56,224

Total other assets	2,615,000	2,574,801	2,596,458

Total assets	$4,162,687	$3,973,533	$3,981,184

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$6,093	$4,933	$3,731
Current maturities of long-term debt	13	18	51
Accounts payable	256,492	262,357	229,502
Employee compensation and benefits	84,043	107,995	77,496
Current pension and post-retirement benefits	8,733	8,733	8,948
Accrued product claims and warranties	43,418	42,295	37,803
Income taxes	20,492	5,964	8,571
Accrued rebates and sales incentives	29,546	33,559	24,653
Other current liabilities	97,531	80,942	86,763

Total current liabilities	546,361	546,796	477,518

Other liabilities
Long-term debt	802,321	702,521	862,351
Pension and other retirement compensation	216,592	209,859	231,733
Post-retirement medical and other benefits	29,459	30,325	30,630
Long-term income taxes payable	23,548	23,507	25,720
Deferred tax liabilities	175,877	169,198	145,777
Other non-current liabilities	86,085	86,295	95,399

Total liabilities	1,880,243	1,768,501	1,869,128

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,419,314, 98,409,192 and 98,650,967 shares issued and outstanding, respectively	16,403	16,401	16,441
Additional paid-in capital	476,930	474,489	475,135
Retained earnings	1,655,302	1,624,605	1,518,726
Accumulated other comprehensive income (loss)	18,525	(22,342)	(11,801)
Noncontrolling interest	115,284	111,879	113,555

Total shareholders’ equity	2,282,444	2,205,032	2,112,056

Total liabilities and shareholders’ equity	$4,162,687	$3,973,533	$3,981,184

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	April 2,	April 3,
In thousands	2011	2010

Operating activities
Net income before noncontrolling interest	$52,034	$36,553
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	—	(524)
Equity income of unconsolidated subsidiaries	(235)	(84)
Depreciation	15,224	14,564
Amortization	6,401	6,746
Deferred income taxes	3,845	1,617
Stock compensation	5,725	6,802
Excess tax benefits from stock-based compensation	(557)	(980)
Loss (gain) on sale of assets	7	(147)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(101,505)	(99,054)
Inventories	(708)	(5,525)
Prepaid expenses and other current assets	(8,946)	2,826
Accounts payable	(11,992)	22,479
Employee compensation and benefits	(28,759)	1,694
Accrued product claims and warranties	883	3,647
Income taxes	14,506	3,446
Other current liabilities	8,248	(1,584)
Pension and post-retirement benefits	1,619	(426)
Other assets and liabilities	(3,970)	(2,363)

Net cash provided by (used for) operating activities	(48,180)	(10,313)

Investing activities
Capital expenditures	(13,268)	(12,059)
Proceeds from sale of property and equipment	42	127
Acquisitions, net of cash acquired	(14,856)	—
Other	58	292

Net cash provided by (used for) investing activities	(28,024)	(11,640)
Financing activities
Net short-term borrowings	1,160	1,526
Proceeds from long-term debt	249,366	200,000
Repayment of long-term debt	(150,000)	(141,025)
Excess tax benefits from stock-based compensation	557	980
Stock issued to employees, net of shares withheld	(37)	(1,938)
Repurchases of common stock	(287)	—
Dividends paid	(19,844)	(18,837)

Net cash provided by (used for) financing activities	80,915	40,706
Effect of exchange rate changes on cash and cash equivalents	6,367	(5,366)

Change in cash and cash equivalents	11,078	13,387
Cash and cash equivalents, beginning of period	46,056	33,396

Cash and cash equivalents, end of period	$57,134	$46,783

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

					Accumulated				Comprehensive
			Additional		other				income
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income				50,541		50,541	1,493	52,034	$50,541
Change in cumulative translation adjustment					39,410	39,410	1,912	41,322	39,410
Changes in market value of derivative financial instruments, net of $758 tax					1,457	1,457		1,457	1,457

Comprehensive income									$91,408

Cash dividends — $0.20 per common share				(19,844)		(19,844)		(19,844)
Share repurchase	(7,826)	(1)	(286)			(287)		(287)
Exercise of stock options, net of 1,825 shares tendered for payment	48,587	8	1,112			1,120		1,120
Issuance of restricted shares, net of cancellations	37,638	6	1,367			1,373		1,373
Amortization of restricted shares			330			330		330
Shares surrendered by employees to pay taxes	(68,277)	(11)	(2,520)			(2,531)		(2,531)
Stock compensation			2,438			2,438		2,438

Balance — April 2, 2011	98,419,314	$16,403	$476,930	$1,655,302	$18,525	$2,167,160	$115,284	$2,282,444

					Accumulated				Comprehensive
			Additional		other				income
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.

Balance — December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				35,321		35,321	1,232	36,553	$35,321
Change in cumulative translation adjustment					(31,827)	(31,827)	(1,929)	(33,756)	(31,827)
Changes in market value of derivative financial instruments, net of ($357) tax					(571)	(571)		(571)	(571)

Comprehensive income									$2,923

Cash dividends — $0.19 per common share				(18,837)		(18,837)		(18,837)
Share repurchases
Exercise of stock options, net of 19,141 shares tendered for payment	107,672	18	1,523			1,541		1,541
Issuance of restricted shares, net of cancellations	6,648	1	508			509		509
Amortization of restricted shares			1,171			1,171		1,171
Shares surrendered by employees to pay taxes	(118,859)	(20)	(3,970)			(3,990)		(3,990)
Stock compensation			3,096			3,096		3,096

Balance — April 3, 2010	98,650,967	$16,441	$475,135	$1,518,726	$(11,801)	$1,998,501	$113,555	$2,112,056

See accompanying notes to condensed consolidated financial statements

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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
In connection with preparing the unaudited condensed consolidated financial statements for the three months ended April 2, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.
2. New Accounting Standards
There were no new accounting pronouncements issued or effective during the first three months of 2011 which have had or are expected to have a material impact on the Consolidated Financial Statements.
3. Stock-based Compensation
Total stock-based compensation expense was $5.7 million and $6.8 million for the first quarter of 2011 and 2010, respectively.
During the first quarter of 2011, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units during the first quarter of 2011 and 2010 was $3.3 million and $3.7 million, respectively.
During the first quarter of 2011, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.4 million and $3.1 million for the first quarter of 2011 and 2010, respectively.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	April 2,	April 3,
	2011	2010

Expected stock price volatility	35.5%	35.0%
Expected life	5.5 yrs	5.5 yrs
Risk-free interest rate	1.49%	2.47%
Dividend yield	2.33%	2.30%
The weighted-average fair value of options granted during the first quarter of 2011 and 2010 was $8.04 and $7.84 per share, respectively.
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

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected stock price volatility, we considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk-free interest rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.
4. Earnings Per Common Share
Basic and diluted earnings per share was calculated using the following:

	Three months ended
	April 2,	April 3,
In thousands	2011	2010

Weighted average common shares outstanding — basic	98,098	98,030
Dilutive impact of stock options and restricted stock	1,572	1,538

Weighted average common shares outstanding — diluted	99,670	99,568

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,191	4,821
5. Restructuring
Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the periods ended April 2, 2011, December 31, 2010 and April 3, 2010:

	April 2,	December 31,	April 3,
In thousands	2011	2010	2010

Beginning balance	$3,994	$14,509	$14,509
Cash payments and other	(866)	(10,515)	(5,286)

Ending balance	$3,128	$3,994	$9,223

6. Acquisitions
On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for $17.0 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships, of $5.5 million with an estimated life of 13 years. The proforma impact of this acquisition was deemed to be not material.
On April 2, 2011, we entered into a definitive agreement to acquire as part of our Water Group the Clean Process Technologies (“CPT”) division, from privately held Norit Holding, B.V. The purchase price is €503 million (approximately $700 million based on the exchange rate on such date), plus an amount, which we expect to be minimal, equal to third party debt of CPT at closing less cash of CPT available to pay off such bank debt. We intend to fund the CPT acquisition with a combination of cash, funds available under our revolving credit facility and new debt.
CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. Supported by more than a century of innovation and expertise and backed by its own proprietary technology, CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific.
The CPT acquisition is expected to close in the second quarter of 2011, subject to satisfaction of customary conditions and applicable regulatory approval.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
7. Inventories
Inventories were comprised of:

	April 2,	December 31,	April 3,
In thousands	2011	2010	2010

Raw materials and supplies	$217,855	$223,482	$198,737
Work-in-process	45,553	37,748	39,985
Finished goods	148,359	144,126	124,945

Total inventories	$411,767	$405,356	$363,667

8. Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the three months ended April 2, 2011 and April 3, 2010 by segment were as follows:

		Acquisitions/	Foreign Currency
In thousands	December 31, 2010	Divestitures	Translation/Other	April 2, 2011

Water Group	$1,784,100	$10,078	$17,589	$1,811,767
Technical Products Group	281,944	—	3,717	285,661

Consolidated Total	$2,066,044	$10,078	$21,306	$2,097,428

		Acquisitions/	Foreign Currency
In thousands	December 31, 2009	Divestitures	Translation/Other	April 3, 2010

Water Group	$1,802,913	$—	$(17,388)	$1,785,525
Technical Products Group	285,884	—	(3,573)	282,311

Consolidated Total	$2,088,797	$—	$(20,961)	$2,067,836

The detail of acquired intangible assets consisted of the following:

	April 2, 2011			December 31, 2010			April 3, 2010
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net

Finite-life intangibles
Patents	$15,476	$(13,003)	$2,473	$15,469	$(12,695)	$2,774	$15,455	$(11,796)	$3,659
Proprietary technology	74,169	(31,110)	43,059	74,176	(29,862)	44,314	72,965	(25,255)	47,710
Customer relationships	292,920	(88,830)	204,090	282,479	(82,901)	199,578	283,577	(69,910)	213,667
Trade names	1,557	(430)	1,127	1,532	(383)	1,149	1,537	(269)	1,268

Total finite-life intangibles	$384,122	$(133,373)	$250,749	$373,656	$(125,841)	$247,815	$373,534	$(107,230)	$266,304

Indefinite-life intangibles
Trade names	210,495	—	210,495	205,755	—	205,755	206,094	—	206,094

Total intangibles, net	$594,617	$(133,373)	$461,244	$579,411	$(125,841)	$453,570	$579,628	$(107,230)	$472,398

Intangible asset amortization expense was approximately $6.4 million and $5.5 million for the three months ended April 2, 2011 and April 3, 2010, respectively.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The estimated future amortization expense for identifiable intangible assets during the remainder of 2011 and the next five years is as follows:

	Q2-Q4
In thousands	2011	2012	2013	2014	2015	2016

Estimated amortization expense	$19,193	$24,849	$24,376	$24,052	$23,753	$23,636
9. Debt
Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	April 2,	December 31,	April 3,
In thousands	April 2, 2011	(Year)	2011	2010	2010

Revolving credit facilities	0.88%	2012	$197,300	$97,500	$257,300
Private placement — fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement — floating rate	0.86%	2012-2013	205,000	205,000	205,000
Other	3.01%	2011-2016	6,127	4,972	3,833

Total debt, including current portion per balance sheet			808,427	707,472	866,133
Less: Current maturities			(13)	(18)	(51)
Short-term borrowings			(6,093)	(4,933)	(3,731)

Long-term debt			$802,321	$702,521	$862,351

The fair value of total debt excluding the deferred gain on interest rate swaps was $838.9 million, $745.9 million and $872.4 million as of April 2, 2011, December 31, 2010 and April 3, 2010, respectively.
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
Total availability under our existing Credit Facility was $602.7 million as of April 2, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $6.0 million of borrowings as of April 2, 2011.
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants in our debt agreements as of April 2, 2011.
Debt outstanding at April 2, 2011 matures on a calendar year basis as follows:

	Q2 -Q4
In thousands	2011	2012	2013	2014	2015	2016	Thereafter	Total

Contractual debt obligation maturities	$6,106	$302,317	$200,003	$1	$—	$—	$300,000	$808,427

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
10. Derivatives and Financial Instruments
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
Cash-flow Hedges
In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $5.3 million, $6.4 million and $8.2 million at April 2, 2011, December 31, 2010 and April 3, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $8.3 million, $9.4 million and $9.0 million at April 2, 2011, December 31, 2010 and April 3, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.
The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties, are recorded in Net interest expense in our Condensed Consolidated Statements of Income. We realized incremental expense resulting from the swaps of $2.4 million and $2.3 million for the three months ended April 2, 2011 and April 3, 2010, respectively.
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

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
Our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.
In April 2011 as part of our planned debt issuance to fund the CPT acquisition, we have entered into interest rate swap contracts to hedge interest rates for a portion of the expected debt offering. The swaps have a notional amount of $400 million, an average interest rate of 3.65% with an effective date of May 13, 2011.
Foreign currency contract
In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to our €503 million acquisition of CPT. The contract has a notional amount of €286.0 million, a strike price of 1.4375 and a maturity date of May 13, 2011. The fair value of the contract was an asset of $2.8 million at April 2, 2011 and was recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates.
Fair value of financial information
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair Value
In thousands	April 2, 2011	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$13,540	$—	$13,540	$—
Foreign currency contract	2,817	—	2,817	—
Deferred compensation plan (1)	24,580	24,580	—	—

	Fair Value
In thousands	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$15,768	$—	$15,768	$—
Foreign currency contract	1,183	—	1,183	—
Deferred compensation plan (1)	24,126	24,126	—	—

	Fair Value
In thousands	April 3, 2010	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$17,270	$—	$17,270	$—
Deferred compensation plan (1)	23,229	23,229	—	—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.
11. Income Taxes
The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended April 2, 2011 was 32.5% compared to 33.5% for the three months ended April 3, 2010. We expect the effective tax rate for the remainder of 2011 to be between 32% and 32.5%, resulting in a full year effective income tax rate of between 32% and 32.5%. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
The total gross liability for uncertain tax positions was $24.5 million, $24.3 million and $28.7 million at April 2, 2011, December 31, 2010 and April 3, 2010, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income, which is consistent with our past practices.
12. Benefit Plans
Components of net periodic benefit cost (income) for the three months ended April 2, 2011 and April 3, 2010 were as follows:

	Three months ended
	Pension benefits		Post-retirement
	April 2,	April 3,	April 2,	April 3,
In thousands	2011	2010	2011	2010

Service cost	$3,130	$2,886	$45	$50
Interest cost	8,225	7,887	472	503
Expected return on plan assets	(7,963)	(7,710)	—	—
Amortization of transition obligation	—	6	—	—
Amortization of prior year service cost (benefit)	—	8	(7)	(7)
Recognized net actuarial loss (gains)	971	406	(826)	(823)

Net periodic benefit cost (income)	$4,363	$3,483	$(316)	$(277)

13. Business Segments
Financial information by reportable segment for the three months ended April 2, 2011 and April 3, 2010 is shown below:

	Three months ended
	April 2,	April 3,
In thousands	2011	2010

Net sales to external customers
Water Group	$515,368	$478,038
Technical Products Group	274,905	228,975

Consolidated	$790,273	$707,013

Intersegment sales
Water Group	$455	$517
Technical Products Group	999	703
Other	(1,454)	(1,220)

Consolidated	$—	$—

Operating income (loss)
Water Group	$56,528	$42,138
Technical Products Group	48,087	33,098
Other	(18,438)	(11,635)

Consolidated	$86,177	$63,601

Pentair, Inc. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)
14. Warranty
The changes in the carrying amount of service and product warranties for the three months ended April 2, 2011 and April 3, 2010 and the year ended December 31, 2010 were as follows:

	April 2,	December 31,	April 3,
In thousands	2011	2010	2010

Balance at beginning of the year	$30,050	$24,288	$24,288
Service and product warranty provision	11,769	56,553	14,924
Payments	(10,886)	(50,729)	(11,276)
Acquired	40	—	—
Translation	197	(62)	(133)

Balance at end of the period	$31,170	$30,050	$27,803

15. Commitments and Contingencies
There have been no further material developments from the disclosures contained in our 2010 Annual Report on Form 10-K.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof or variations thereon. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. The risks and uncertainties that may impact achievement of forward-looking statements include, but are not limited to:
•	our ability to close the Clean Process Technologies (“CPT”) acquisition on anticipated terms and schedule, including the ability to obtain regulatory approval of the acquisition;

•	our ability to integrate the CPT acquisition successfully;

•	increased risks associated with operating foreign businesses, particularly as a result of the CPT acquisition;

•	general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

•	changes in general economic and industry conditions in markets in which we participate, such as:
•	magnitude, timing and scope of the global economic recovery;

•	stabilization or strength of the North American housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;
•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition and divestiture activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

•	changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations and faster growth;

•	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

•	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

•	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims; and

•	those we identify under “Risk Factors” in Item 1A of this report.

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
On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for $17.0 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships, of $5.5 million with an estimated life of 13 years.
On April 2, 2011, we entered into a definitive agreement to acquire as part of our Water Group the CPT division, from privately held Norit Holding, B.V. The purchase price is €503 million (approximately $700 million based on the exchange rate on such date), plus an amount, which we expect to be minimal, equal to third party debt of CPT at closing less cash of CPT available to pay off such bank debt. We intend to fund the CPT acquisition with a combination of cash, funds available under our revolving credit facility and new debt.
CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. Supported by more than a century of innovation and expertise and backed by its own proprietary technology, CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific.
The CPT acquisition is expected to close in the second quarter of 2011, subject to satisfaction of customary conditions and applicable regulatory approval.
Key Trends and Uncertainties
The following trends and uncertainties affected our financial performance in 2010 and the first quarter of 2011and will likely impact our results in the future:
•	Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. In 2010 and the first quarter of 2011, most markets showed signs of improvement. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operation for the remainder of 2011 and beyond.
•	We have also identified specific market opportunities that we continue to pursue that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth will be limited.

•	After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010 and the first quarter of 2011. Overall, we believe approximately 40% of Pentair sales are used in global residential applications — for replacement and refurbishment, remodeling and repair and new construction. We expect this stabilization, along with new product introductions, expanded distribution and channel penetration, to result in volume increases for the remainder of 2011. We believe that housing construction will modestly improve in 2011, which we expect will have a favorable impact on these businesses, but our participation in this trend historically has lagged approximately six months from inception.

•	Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly in 2009. Order rates and sales improved in our industrial and communications businesses in 2010 and the first quarter of 2011 as business spending returned, while non-residential construction markets still declined. We believe that the outlook for most of these markets is mixed and we currently expect that non-residential construction declines will moderate compared to 2010.

•	Through 2010 and the first quarter of 2011, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will continue to impact us in 2011, but we are uncertain on the timing and impact of this cost inflation.

•	Despite higher interest expense and lower discount rates, our unfunded pension liabilities declined to approximately $201 million as of the end of 2010 due to investment performance and plan contributions. The contributions included accelerated contributions of $25 million in December 2009 and 2010, respectively, to improve plan balances and reduce future contributions.

•	We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2010 was approximately $211 million, or 106% of our net income. We continue to expect to generate free cash flow in excess of net income from continuing operations in 2011. We are continuing to target reductions in working capital and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.
In 2011, our operating objectives include the following:
•	Increasing our presence in fast growth regions and vertical market focus to grow in those markets in which we have competitive advantages;

•	Leveraging our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations; and

•	Focusing on proactive talent development, particularly in international management and other key functional areas.
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
RESULTS OF OPERATIONS
Net Sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
	April 2,	April 3,
In thousands	2011	2010	$ change	% change

Net sales	$790,273	$707,013	$83,260	11.8%

The components of the net sales change in 2011 from 2010 were as follows:

% Change from 2010
Percentages	First quarter

Volume	10.8
Price	0.4
Currency	0.6

Total	11.8

Consolidated net sales
The 11.8 percentage point increase in consolidated net sales in the first quarter of 2011 from 2010 was primarily driven by:
•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets;

•	higher sales volumes in the Technical Products Group;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Net sales by segment and the change from prior year period were as follows:

	Three months ended
	April 2,	April 3,
In thousands	2011	2010	$ change	% change

Water Group	$515,368	$478,038	$37,330	7.8%
Technical Product Group	274,905	228,975	45,930	20.1%

Net sales	$790,273	$707,013	$83,260	11.8%

Water Group
The 7.8 percentage point increase in Water Group net sales in the first quarter of 2011 from 2010 was primarily driven by:
•	organic sales growth of approximately 7 percent (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American residential housing markets and other global markets;

•	continued growth in fast growth regions led by strength in Southeast Asia and India;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary costs increases.
Technical Products Group
The 20.1 percentage point increase in Technical Products Group net sales in the first quarter 2011 from 2010 was primarily driven by:
•	an increase in sales in industrial, energy and general electronics vertical markets;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

Gross Profit

	Three months ended
	April 2,	% of		April 3,	% of
In thousands	2011	sales		2010	sales

Gross Profit	$249,059	31.5%		$213,702	30.2%

Percentage point change		1.3	pts
The 1.3 percentage point increase in gross profit as a percentage of sales in the first quarter of 2011 from 2010 was primarily the result of:
•	higher sales volumes in our Water and Technical Products Groups and higher fixed cost absorption resulting from that volume;

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative (SG&A)

	Three months ended
	April 2,	% of		April 3,	% of
In thousands	2011	sales		2010	sales

SG&A	$144,760	18.3%		$132,890	18.8%

Percentage point change		(0.5	) pts
The 0.5 percentage point decrease in SG&A expense as a percentage of sales in the first quarter of 2011 from 2010 was primarily due to:
•	higher sales volume in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses; and

•	continued focus on streamlining general and administrative costs.
These decreases were partially offset by:
•	certain increases for labor and related costs; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.
Research and development (R&D)

	Three months ended
	April 2,	% of		April 3,	% of
In thousands	2011	sales		2010	sales

R&D	$18,122	2.3%		$17,211	2.4%

Percentage point change		(0.1	) pts
The 0.1 percentage point decrease in R&D expense as a percentage of sales in the first quarter of 2011 from the first quarter of 2010 was primarily due to:

•	higher sales volume in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses.
The decrease was partially offset by:
•	continued investments in the development of new products to generate growth.
Operating income
Water Group

	Three months ended
	April 2,	% of		April 3,	% of
In thousands	2011	sales		2010	sales

Operating Income	$56,528	11.0%		$42,138	8.8%

Percentage point change		2.2	pts
The 2.2 percentage point increase in Water Group operating income as a percentage of net sales in the first quarter of 2011 as compared to 2010 was primarily the result of:
•	higher sales volume in our Water Group, which resulted in increased leverage of the fixed cost base;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were offset by:
•	cost increases for certain raw materials and labor; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.
Technical Products Group

	Three months ended
	April 2,	% of		April 3,	% of
In thousands	2011	sales		2010	sales

Operating Income	$48,087	17.5%		$33,098	14.5%

Percentage point change		3.0	pts
The 3.0 percentage point increase in Technical Products Group operating income as a percentage of sales in the first quarter of 2011 from 2010 was primarily the result of:
•	higher sales volumes in our Technical Products Group, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:
•	inflationary increases related to certain raw materials, such as carbon steel; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.
Net interest expense

	Three months ended
	April 2,	April 3,
In thousands	2011	2010	Difference	% change

Net interest expense	$9,325	$9,527	$(202)	(2.1%)

The 2.1 percentage point decrease in interest expense in the first quarter of 2011 from 2010 was primarily the result of:
•	favorable impact of lower debt levels in the first quarter of 2011.
Provision for income taxes

	Three months ended
	April 2,	April 3,
In thousands	2011	2010

Income from continuing operations before income taxes and noncontrolling interest	$77,087	$54,158
Provision for income taxes	25,053	18,129
Effective tax rate	32.5%	33.5%
The 1.0 percentage point decrease in the effective tax rate in the first quarter of 2011 from 2010 was primarily the result of:
•	the mix of global income.
We estimate our effective income tax rate for the remaining quarters of this year will be between 32% and 32.5% resulting in a full year effective income tax rate of between 32% and 32.5%.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions financed by credit provided under our revolving credit facilities and from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions. We intend to fund the CPT acquisition with a combination of available cash, cash funds available under our revolving credit facility and new debt.
We are focusing on increasing our cash flow and repaying existing debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade ratings and a solid liquidity position.
Our current $800 million multi-currency revolving credit facility (the “Credit Facility”) expires on June 4, 2012. The agent banks under the Credit Facility are J. P. Morgan, Bank of America, Wells Fargo, U. S. Bank and Bank of Tokyo-Mitsubishi. We believe we have ample borrowing capacity for our currently projected operating needs. Our availability under the Credit Facility was $602.7 million at April 2, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.
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

Operating activities
Cash used for operating activities was $48.2 million in the first three months of 2011 compared to $10.3 million in the same period of 2010. The increase in cash used for operating activities was due primarily to an increase in working capital, partially offset by an increase in income from continuing operations.
Investing activities
Capital expenditures in the first three months of 2011 were $13.3 million compared with $12.1 million in the prior year period. We currently anticipate capital expenditures for fiscal 2011 will be approximately $60 million to $65 million, primarily for capacity expansions in our key growth markets, new product development, and replacement equipment.
On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.
Financing activities
Net cash provided by financing activities was $80.9 million in the first three months of 2011 compared with $40.7 million in the prior year period. The increase primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, repurchase of common stock and tax benefits related to stock-based compensation.
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
Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined) that may not exceed 3.5 to 1.0. We were in compliance with all financial covenants under our debt agreements as of April 2, 2011.
In addition to the Credit Facility, we have $40.0 million of uncommitted credit facilities, under which we had $6.0 million of borrowings as of April 2, 2011.
Our Moody’s issuer rating and Standard & Poor’s (“S&P”) corporate rating are investment grade ratings. Investment grade is a credit rating of BBB- or higher by S&P or Baa3 or higher by Moody’s.
On March 28, 2010, S&P affirmed our BBB- corporate rating with a stable outlook. On April 4, 2011, Moody’s placed our Baa3 issuer rating under review for possible downgrade.
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
We issue short-term commercial paper notes that are currently not rated by S&P or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our credit rating could have a negative impact on our ability to continue to issue unrated commercial paper.
We do not expect that a one rating downgrade of our credit rating by either S&P or Moody’s would substantially affect our ability to access the long-term debt capital markets. However, depending upon market conditions, the amount, timing and pricing of new borrowings could be adversely affected. If both of our credit ratings were downgraded to below BBB-/Baa3, our flexibility to access the term debt capital markets would be reduced.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders annually. We have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends paid in the first three months of 2011 were $19.8 million, or $0.20 per common share, compared with $18.8 million, or $0.19 per common share, in the prior year period. We have increased dividends every year for the last 35 years and expect to continue paying dividends on a quarterly basis.
The total gross liability for uncertain tax positions was $24.5 million, $24.3 million and $28.7 million at April 2, 2011, December 31, 2010 and April 3, 2010, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income from continuing operations. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Three months ended
	April 2,	April 3,
In thousands	2011	2010

Net cash provided by (used for) operating activities	$(48,180)	$(10,313)
Capital expenditures	(13,268)	(12,059)
Proceeds from sale of property and equipment	42	127

Free cash flow	$(61,406)	$(22,245)

NEW ACCOUNTING STANDARDS
See Note 2 (New Accounting Standards) of ITEM 1.
CRITICAL ACCOUNTING POLICIES
In our 2010 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended April 2, 2011. For additional information, refer to Item 7A of our 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended April 2, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of the end of the quarter ended April 2, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(a)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings
There have been no further material developments from the disclosures contained in our 2010 Annual Report on Form 10-K.

ITEM 1A.	Risk Factors
The following risk factors amend and supersede the risk factors previously disclosed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010.
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
We may not realize the anticipated benefits of the CPT acquisition and any benefit may take longer to realize than we expect.
The CPT acquisition involves the integration of CPT’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating CPT’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate CPT’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may have not discovered during the due diligence process, and we may not discover prior to closing, all known and unknown factors regarding CPT that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the CPT acquisition within our desired time frames, if at all.
Increased leverage may harm our financial condition and results of operations.
As of April 2, 2011, we had approximately $808 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with our acquisition of CPT. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:
•	we will have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and

•	our flexibility to make acquisitions and develop technology may be limited.
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness;

•	to sell selected assets or businesses; or

•	to reduce or delay planned capital or operating expenditures.

Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
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
Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 34% of our net sales in both 2010 and 2009. If we complete the CPT acquisition, our sales outside of the United States will increase materially. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:
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
As a result of our international operations and sales, we are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. In addition, CPT has previously conducted business in countries that are subject to economic sanctions by the U.S. government. To the extent these sanctions prohibit CPT from selling its products in such countries after we acquire CPT, CPT may have reduced revenues and we could be subject to liability for not being able to fulfill contracts CPT entered into prior to its acquisition by us.
Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Our international operations are subject to foreign market and currency fluctuation risks.
We expect the percentage of our sales outside of the United States to increase in the future, including due to the completion of the CPT acquisition. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany, and we expect it to continue to do so after the completion of the CPT acquisition. In addition, we have a significant and growing business in the Asia-Pacific region, but the economic conditions in countries in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in these regions will impact our financial results.
We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results as we manufacture and source certain products, components and raw materials throughout the world.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At April 2, 2011 our goodwill and intangible assets were approximately $2,558.7 million and represented approximately 61.5% of our total assets. As a result of the CPT acquisition our goodwill and intangible assets will increase. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
We intend to continue to evaluate strategic acquisitions primarily in our current business segments, though we may consider acquisitions outside of these segments as well. Our ability to expand through acquisitions is subject to various risks, including the following:
•	Limitations on pursuing acquisitions due to increased leverage as a result of the CPT acquisition;

•	Higher acquisition prices;

•	Lack of suitable acquisition candidates in targeted product or market areas;

•	Increased competition for acquisitions, especially in the water industry;

•	Inability to integrate acquired businesses effectively or profitably; and

•	Inability to achieve anticipated synergies or other benefits from acquisitions.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common stock during the first quarter of 2011:

	(a)	(b)	(c)	(d)
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

January 1 — January 29, 2011	14,238	$36.99	—	$25,000,000
January 30 — February 26, 2011	12,521	$36.91	—	$25,000,000
February 27 — April 2, 2011	42,937	$36.94	—	$25,000,000

Total	69,696		—

(a)	The purchases in this column represent 14,238 shares for the period January 1 — January 29, 2011, 12,521 shares for the period January 30 — February 26, 2011 and 42,937 shares for the period February 27 — April 2, 2011 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2011.

ITEM 6. Exhibits
(a) Exhibits

2.1	Agreement dated April 2, 2011, among Norit Holding B.V., Norit Process Technologie Holdings B.V., Pentair Netherlands B.V., and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 2, 2011).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended April 2, 2011 and April 3, 2010, (ii) the Condensed Consolidated Balance Sheets as of April 2, 2011, December 31, 2010 and April 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 2, 2011 and April 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2011.

PENTAIR, INC. Registrant
By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended April 2, 2011

2.1	Agreement dated April 2, 2011, among Norit Holding B.V., Norit Process Technologie Holdings B.V., Pentair Netherlands B.V., and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 2, 2011).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three months ended April 2, 2011 and April 3, 2010, (ii) the Condensed Consolidated Balance Sheets as of April 2, 2011, December 31, 2010 and April 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended April 2, 2011 and April 3, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended April 2, 2011 and April 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.