Form 10-Q
period 2011-07-02
PENTAIR INC
filed 2011-07-26
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2011

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

On July 2, 2011, 98,766,335 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended
In thousands, except per-share data	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$910,175	$796,167	$1,700,448	$1,503,180
Cost of goods sold	622,439	547,999	1,163,653	1,041,310

Gross profit	287,736	248,168	536,795	461,870
Selling, general and administrative	158,432	131,043	303,192	263,933
Research and development	19,882	16,999	38,004	34,210

Operating income	109,422	100,126	195,599	163,727
Other (income) expense:
Equity income of unconsolidated subsidiaries	(672)	(1,375)	(907)	(1,459)
Net interest expense	14,613	8,569	23,938	18,096

Income from continuing operations before income taxes and noncontrolling interest	95,481	92,932	172,568	147,090
Provision for income taxes	27,344	31,320	52,397	49,449

Income from continuing operations	68,137	61,612	120,171	97,641
Gain on disposal of discontinued operations, net of tax	—	593	—	1,117

Net income before noncontrolling interest	68,137	62,205	120,171	98,758
Noncontrolling interest	1,425	1,124	2,918	2,356

Net income attributable to Pentair, Inc.	$66,712	$61,081	$117,253	$96,402

Net income from continuing operations attributable to Pentair, Inc.	$66,712	$60,488	$117,253	$95,285

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.68	$0.61	$1.19	$0.96
Discontinued operations	—	0.01	—	0.01

Basic earnings per common share	$0.68	$0.62	$1.19	$0.97

Diluted
Continuing operations	$0.67	$0.61	$1.17	$0.96
Discontinued operations	—	—	—	0.01

Diluted earnings per common share	$0.67	$0.61	$1.17	$0.97

Weighted average common shares outstanding
Basic	98,333	98,208	98,190	98,081
Diluted	100,065	99,638	99,825	99,435
Cash dividends declared per common share	$0.20	$0.19	$0.40	$0.38

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	July 2, 2011	December 31, 2010	July 3, 2010
Assets
Current assets
Cash and cash equivalents	$68,972	$46,056	$38,580
Accounts and notes receivable, net	595,407	516,905	475,679
Inventories	484,795	405,356	389,428
Deferred tax assets	60,833	56,349	49,058
Prepaid expenses and other current assets	124,632	44,631	42,878

Total current assets	1,334,639	1,069,297	995,623
Property, plant and equipment, net	410,547	329,435	318,124
Other assets
Goodwill	2,573,430	2,066,044	2,033,064
Intangibles, net	654,908	453,570	451,806
Other	78,788	55,187	54,083

Total other assets	3,307,126	2,574,801	2,538,953

Total assets	$5,052,312	$3,973,533	$3,852,700

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$21,451	$4,933	$2,320
Current maturities of long-term debt	1,289	18	163
Accounts payable	315,403	262,357	248,679
Employee compensation and benefits	108,836	107,995	86,471
Current pension and post-retirement benefits	8,733	8,733	8,948
Accrued product claims and warranties	47,259	42,295	42,981
Income taxes	21,498	5,964	23,252
Accrued rebates and sales incentives	42,567	33,559	34,418
Other current liabilities	144,366	80,942	78,496

Total current liabilities	711,402	546,796	525,728
Other liabilities
Long-term debt	1,384,167	702,521	734,472
Pension and other retirement compensation	217,021	209,859	213,142
Post-retirement medical and other benefits	27,954	30,325	29,819
Long-term income taxes payable	23,832	23,507	24,821
Deferred tax liabilities	235,422	169,198	139,977
Other non-current liabilities	85,660	86,295	92,926

Total liabilities	2,685,458	1,768,501	1,760,885
Commitments and contingencies
Shareholders’ equity
Common shares par value $0.16 2/3; 98,766,335, 98,409,192 and 98,701,186 shares issued and outstanding, respectively	16,460	16,401	16,449
Additional paid-in capital	488,873	474,489	480,125
Retained earnings	1,702,119	1,624,605	1,560,944
Accumulated other comprehensive income (loss)	41,902	(22,342)	(77,013)
Noncontrolling interest	117,500	111,879	111,310

Total shareholders’ equity	2,366,854	2,205,032	2,091,815

Total liabilities and shareholders’ equity	$5,052,312	$3,973,533	$3,852,700

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In thousands	July 2, 2011	July 3, 2010
Operating activities
Net income before noncontrolling interest	$120,171	$98,758
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	—	(1,117)
Equity income of unconsolidated subsidiaries	(907)	(1,459)
Depreciation	32,685	28,876
Amortization	17,180	13,357
Deferred income taxes	3,012	2,396
Stock compensation	10,527	12,365
Excess tax benefits from stock-based compensation	(1,465)	(1,322)
Loss (gain) on sale of assets	229	(57)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,111)	(33,438)
Inventories	2,425	(38,651)
Prepaid expenses and other current assets	(2,696)	1,877
Accounts payable	(22,878)	46,938
Employee compensation and benefits	(22,675)	11,275
Accrued product claims and warranties	2,901	9,196
Income taxes	12,780	18,872
Other current liabilities	25,481	1,043
Pension and post-retirement benefits	(853)	(12,943)
Other assets and liabilities	(22,195)	448

Net cash provided by (used for) operating activities	152,611	156,414
Investing activities
Capital expenditures	(35,221)	(28,937)
Proceeds from sale of property and equipment	89	243
Acquisitions, net of cash acquired	(733,105)	—
Other	119	(1,286)

Net cash provided by (used for) investing activities	(768,118)	(29,980)
Financing activities
Net short-term borrowings	16,518	115
Proceeds from long-term debt	1,320,957	335,021
Repayment of long-term debt	(661,422)	(403,742)
Debt issuance costs	(8,721)	(50)
Excess tax benefits from stock-based compensation	1,465	1,322
Stock issued to employees, net of shares withheld	9,551	(817)
Repurchases of common stock	(287)	—
Dividends paid	(39,739)	(37,700)

Net cash provided by (used for) financing activities	638,322	(105,851)
Effect of exchange rate changes on cash and cash equivalents	101	(15,399)

Change in cash and cash equivalents	22,916	5,184
Cash and cash equivalents, beginning of period	46,056	33,396

Cash and cash equivalents, end of period	$68,972	$38,580

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

					Accumulated other comprehensive				Comprehensive income attributable
			Additional paid-in
In thousands, except share	Common shares			Retained		Total	Noncontrolling
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.
Balance - December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income				117,253		117,253	2,918	120,171	$117,253
Change in cumulative translation adjustment					62,456	62,456	2,703	65,159	62,456
Changes in market value of derivative financial instruments, net of $1,249 tax					1,788	1,788		1,788	1,788

Comprehensive income									$181,497

Cash dividends - $0.40 per common share				(39,739)		(39,739)		(39,739)
Share repurchase	(7,826)	(1)	(286)			(287)		(287)
Exercise of stock options, net of 3,266 shares tendered for payment	408,637	68	10,741			10,809		10,809
Issuance of restricted shares, net of cancellations	29,131	5	1,432			1,437		1,437
Amortization of restricted shares			480			480		480
Shares surrendered by employees to pay taxes	(72,799)	(13)	(2,683)			(2,696)		(2,696)
Stock compensation			4,700			4,700		4,700

Balance - July 2, 2011	98,766,335	$16,460	$488,873	$1,702,119	$41,902	$2,249,354	$117,500	$2,366,854

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.
Balance - December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				96,402		96,402	2,356	98,758	$96,402
Change in cumulative translation adjustment					(96,534)	(96,534)	(5,298)	(101,832)	(96,534)
Changes in market value of derivative financial instruments, net of ($673) tax					(1,076)	(1,076)		(1,076)	(1,076)

Comprehensive income (loss)									$(1,208)

Cash dividends - $0.38 per common share				(37,700)		(37,700)		(37,700)
Share repurchases
Exercise of stock options, net of 23,548 shares tendered for payment	172,383	28	2,946			2,974		2,974
Issuance of restricted shares, net of cancellations	3,981	1	607			608		608
Amortization of restricted shares			2,258			2,258		2,258
Shares surrendered by employees to pay taxes	(130,684)	(22)	(4,378)			(4,400)		(4,400)
Stock compensation			5,885			5,885		5,885

Balance - July 3, 2010	98,701,186	$16,449	$480,125	$1,560,944	$(77,013)	$1,980,505	$111,310	$2,091,815

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto for the year ended December 31, 2010, which are included in our Current Report on Form 8-K dated May 2, 2011.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

In connection with preparing the unaudited condensed consolidated financial statements for the six months ended July 2, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

2. New Accounting Standards

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

There were no other new accounting pronouncements issued or effective during the first six months of 2011 that have had or are expected to have a material impact on the Condensed Consolidated Financial Statements.

3. Stock-based Compensation

Total stock-based compensation expense was $4.8 million and $5.6 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and was $10.5 million and $12.4 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

During the first half of 2011, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $2.5 million and $2.8 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and was $5.8 million and $6.5 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

During the first half of 2011, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.3 million and $2.8 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and $4.7 million and $5.9 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	July 2, 2011	July 3, 2010
Expected stock price volatility	35.5%	35.0%
Expected life	5.5 yrs	5.5 yrs
Risk-free interest rate	2.12%	2.25%
Dividend yield	2.16%	2.20%

The weighted-average fair value of options granted during the second quarter of 2011 and 2010 were $10.89 and $9.80 per share, respectively.

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

4. Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Weighted average common shares outstanding — basic	98,333	98,208	98,190	98,081
Dilutive impact of stock options and restricted stock	1,732	1,430	1,635	1,354

Weighted average common shares outstanding — diluted	100,065	99,638	99,825	99,435

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	—	2,886	—	4,056

5. Restructuring

Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended July 2, 2011 and July 3, 2010 and year ended December 31, 2010:

In thousands	July 2, 2011	December 31, 2010	July 3, 2010
Beginning balance	$3,994	$14,509	$14,509
Cash payments and other	(909)	(10,515)	(7,524)

Ending balance	$3,085	$3,994	$6,985

6. Acquisitions

On May 12, 2011, we acquired as part of our Water Group the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies and significantly expands our position in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships, proprietary technology and trade names with a weighted average amortization period of approximately 10 years.

The CPT business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. We record costs and earnings in excess of billings on uncompleted contracts within Prepaid expenses and other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Condensed Consolidated Balance Sheets. Amounts included in Prepaid expenses and other current assets related to these contracts were $40.4 million at July 2, 2011. Amounts included in Other current liabilities related to these contracts were $11.3 million at July 2, 2011.

The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

(in thousands)
Accounts and notes receivable	$70,038
Inventories	60,382
Deferred tax assets	4,926
Prepaid expenses and other current assets	40,252
Property, plant and equipment	69,010
Goodwill	451,809
Intangibles	197,231
Accounts payable	(41,061)
Income taxes	(3,937)
Other current liabilities	(59,229)
Long-term debt	(17,041)
Deferred tax liabilities	(57,069)

Purchase Price	$715,311

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months ended		Six months ended
In thousands, except share and per-share data	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Pro forma net sales from continuing operations	$953,375	$866,193	$1,822,224	$1,646,945
Pro forma income from continuing operations	$66,075	$59,536	115,517	92,977
Income (loss) from discontinued operations, net of tax	—	593	—	1,117
Pro forma net income from continuing operations attributable to Pentair, Inc.	64,650	58,412	112,599	90,621
Pro forma earnings per common share - continuing operations
Basic	$0.66	$0.59	$1.15	$0.92
Diluted	$0.65	$0.59	$1.13	$0.91
Weighted average common shares outstanding
Basic	98,333	98,208	98,190	98,081
Diluted	100,065	99,638	99,825	99,435

These pro forma condensed consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships, of $5.5 million with an estimated life of 13 years. The proforma impact of this acquisition was deemed to be not material.

Additionally, during the first six months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible. The proforma impact of these acquisitions was deemed to be not material.

Total transaction costs related to acquisition activities for the six months ended July 2, 2011 were $7.8 million, which were expensed as incurred and recorded in Selling, general and administrative in our Condensed Consolidated Statements of Income.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

7. Inventories

Inventories were comprised of:

In thousands	July 2, 2011	December 31, 2010	July 3, 2010
Raw materials and supplies	$246,414	$223,482	$211,254
Work-in-process	49,515	37,748	39,532
Finished goods	188,866	144,126	138,642

Total inventories	$484,795	$405,356	$389,428

8. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In thousands	December 31, 2010	Acquisitions/ Divestitures	Foreign Currency Translation/Other	July 2, 2011
Water Group	$1,784,100	$466,182	$35,686	$2,285,968
Technical Products Group	281,944	—	5,518	287,462

Consolidated Total	$2,066,044	$466,182	$41,204	$2,573,430

In thousands	December 31, 2009	Acquisitions/ Divestitures	Foreign Currency Translation/Other	July 3, 2010
Water Group	$1,802,913	$—	$(46,050)	$1,756,863
Technical Products Group	285,884	—	(9,683)	276,201

Consolidated Total	$2,088,797	$—	$(55,733)	$2,033,064

The detail of acquired intangible assets consisted of the following:

	July 2, 2011			December 31, 2010			July 3, 2010
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Finite-life intangibles
Patents	$15,485	$(13,306)	$2,179	$15,469	$(12,695)	$2,774	$15,434	$(12,081)	$3,353
Proprietary technology	136,737	(34,423)	102,314	74,176	(29,862)	44,314	72,163	(26,426)	45,737
Customer relationships	380,263	(97,232)	283,031	282,479	(82,901)	199,578	274,077	(71,807)	202,270
Trade names	1,569	(467)	1,102	1,532	(383)	1,149	1,494	(299)	1,195

Total finite-life intangibles	$534,054	$(145,428)	$388,626	$373,656	$(125,841)	$247,815	$363,168	$(110,613)	$252,555

Indefinite-life intangibles
Trade names	266,282	—	266,282	205,755	—	205,755	199,251	—	199,251

Total intangibles, net	$800,336	$(145,428)	$654,908	$579,411	$(125,841)	$453,570	$562,419	$(110,613)	$451,806

Intangible asset amortization expense was approximately $10.8 million and $6.3 million for the three months ended July 2, 2011 and July 3, 2010, respectively, and was approximately $17.2 million and $11.8 million for the six months ended July 2, 2011 and July 3, 2010, respectively.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The estimated future amortization expense for identifiable intangible assets during the remainder of 2011 and the next five years is as follows:

In thousands	2011 Q3-Q4	2012	2013	2014	2015	2016
Estimated amortization expense	$25,583	$40,725	$40,226	$39,902	$39,603	$38,539

9. Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

In thousands	Average interest rate July 2, 2011	Maturity (Year)	July 2, 2011	December 31, 2010	July 3, 2010
Revolving credit facilities - USD	1.94%	2016	$160,400	$97,500	$129,400
Revolving credit facilities - EUR	2.94%	2016	101,664	—	—
Private placement - fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement - floating rate	0.86%	2012-2013	205,000	205,000	205,000
Public - fixed rate	5.00%	2021	500,000	—	—
Other	3.75%	2011-2016	39,843	4,972	2,555

Total debt, including current portion			1,406,907	707,472	736,955
Less: Current maturities			(1,289)	(18)	(163)
Short-term borrowings			(21,451)	(4,933)	(2,320)

Long-term debt			$1,384,167	$702,521	$734,472

The fair value of total debt excluding the deferred gain on interest rate swaps, was $1,440.1 million, $745.9 million and $772.6 million as of July 2, 2011, December 31, 2010 and July 3, 2010, respectively.

On May 9, 2011, we completed a public offering of $500 million aggregate principal amount of our 5.000% Senior Notes due 2021 (the “Notes”). The Notes are guaranteed by each of our wholly-owned domestic subsidiaries. These wholly-owned domestic subsidiaries may also be a guarantor under our primary bank credit facility. We used the net proceeds from the offering of the Notes to finance in part the CPT acquisition.

On April 28, 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility replaced our previous $800 million revolving credit facility. The Credit Facility creates an unsecured, committed credit facility of up to $700 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on April 28, 2016. Borrowings under the Credit Facility currently bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%. Interest rates and fees on the Credit Facility will vary based on our credit ratings. We used borrowings under the Credit Facility to fund a portion of the CPT acquisition and to fund ongoing operations.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of July 2, 2011, we had no commercial paper outstanding.

Total availability under our existing Credit Facility was $437.9 million as of July 2, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense (“EBITDA”), as defined) that may not exceed 4.0 to 1.0 as of July 2, 2011, 3.75 to 1.0 as of October 1, 2011, and 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter. We were in compliance with all financial covenants in our debt agreements as of July 2, 2011.

In addition to the Credit Facility, we have $40.0 million and $39.2 million (€27.0 million translated at the July 2, 2011 exchange rate) of other credit facilities, of which $21.8 (€15.0 million translated at the July 2, 2011 exchange rate) is committed until April 2016. Borrowings under these credit facilities bear interest at the rates of Euro Interbank Offered Rate (“Euribor”) plus 1.5% to 1.75%. We had $3.4 million and $18.0 million (€12.4 million translated at the July 2, 2011 exchange rate) of borrowings under these credit facilities as of July 2, 2011. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $18.3 million at July 2, 2011.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of July 2, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

Debt outstanding at July 2, 2011 matures on a calendar year basis as follows:

In thousands	2011 Q3 - Q4	2012	2013	2014	2015	2016	Thereafter	Total
Contractual debt obligation maturities	$22,095	$1,285	$201,272	$1,271	$1,270	$368,334	$811,380	$1,406,907

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

Cash-flow Hedges

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $8.3 million, $9.4 million and $10.2 million at July 2, 2011, December 31, 2010 and July 3, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $4.2 million, $6.4 million and $7.9 million at July 2, 2011, December 31, 2010 and July 3, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties, are recorded in Net interest expense in our Condensed Consolidated Statements of Income. We realized incremental expense resulting from the swaps of $4.7 million for each of the six months ended July 2, 2011 and July 3, 2010.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets, with changes in their fair value included in OCI.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

In April 2011 as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this amount is recorded in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and will be amortized as interest exposure over the 10 year life of the Notes.

We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates.

Foreign currency contract

In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to the planned CPT acquisition. The contract had a notional amount of €286.0 million, a strike price of 1.4375 and a maturity date of May 13, 2011. The fair value of the contract was an asset of $2.8 million at April 2, 2011 and was recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million is recorded in Selling, general and administrative on the Condensed Consolidated Statements on Income.

Fair value of financial information

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

In thousands	Fair Value July 2, 2011	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$12,486	$—	$12,486	$—
Deferred compensation plan (1)	24,967	24,967	—	—

In thousands	Fair Value December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$15,768	$—	$15,768	$—
Foreign currency contract	1,183	—	1,183	—
Deferred compensation plan (1)	24,126	24,126	—	—

In thousands	Fair Value July 3, 2010	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$18,079	$—	$18,079	$—
Deferred compensation plan (1)	21,601	21,601	—	—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The effective income tax rate for the six months ended July 2, 2011 was 30.4% compared to 33.6% for the six months ended July 3, 2010. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The total gross liability for uncertain tax positions was $24.8 million, $24.3 million and $27.9 million at July 2, 2011, December 31, 2010 and July 3, 2010, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income, which is consistent with our past practices.

12. Benefit Plans

Components of net periodic benefit cost were as follows:

	Three months ended
	Pension benefits		Post-retirement
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$3,131	$2,886	$45	$50
Interest cost	8,225	7,887	472	503
Expected return on plan assets	(7,964)	(7,710)	—	—
Amortization of transition obligation	—	6	—	—
Amortization of prior year service cost (benefit)	—	8	(7)	(7)
Recognized net actuarial loss (gains)	972	406	(827)	(823)

Net periodic benefit cost (income)	$4,364	$3,483	$(317)	$(277)

	Six months ended
	Pension benefits		Post-retirement
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$6,261	$5,772	$90	$100
Interest cost	16,450	15,774	944	1,006
Expected return on plan assets	(15,927)	(15,420)	—	—
Amortization of transition obligation	—	12	—	—
Amortization of prior year service cost (benefit)	—	16	(14)	(14)
Recognized net actuarial loss (gains)	1,943	812	(1,653)	(1,646)

Net periodic benefit cost (income)	$8,727	$6,966	$(633)	$(554)

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

13. Business Segments

Financial information by reportable segment is shown below:

	Three months ended		Six months ended
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales to external customers
Water Group	$631,994	$549,318	$1,147,362	$1,027,356
Technical Products Group	278,181	246,849	553,086	475,824

Consolidated	$910,175	$796,167	$1,700,448	$1,503,180

Intersegment sales
Water Group	$316	$427	$771	$944
Technical Products Group	1,559	1,047	2,558	1,750
Other	(1,875)	(1,474)	(3,329)	(2,694)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$84,521	$75,954	$141,049	$118,092
Technical Products Group	48,261	37,990	96,348	71,088
Other	(23,360)	(13,818)	(41,798)	(25,453)

Consolidated	$109,422	$100,126	$195,599	$163,727

In thousands	July 2, 2011	December 31, 2010	July 3, 2010
	Identifiable assets (1)

Water Group	$4,925,614	$3,409,556	$3,271,694
Technical Products Group	777,373	728,969	729,173
Other (1)	(650,675)	(164,992)	(148,167)

Consolidated	$5,052,312	$3,973,533	$3,852,700

(1)	All cash and cash equivalents are included in Other

14. Warranty

The changes in the carrying amount of service and product warranties as were as follows:

In thousands	July 2, 2011	December 31, 2010	July 3, 2010
Balance at beginning of the year	$30,050	$24,288	$24,288
Service and product warranty provision	26,035	56,553	34,296
Payments	(25,040)	(50,729)	(25,099)
Acquired	3,623	—	—
Translation	343	(62)	(504)

Balance at end of the period	$35,011	$30,050	$32,981

15. Commitments and Contingencies

There have been no further material developments from the disclosures contained in our 2010 Annual Report on Form 10-K.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

16. Financial Statements of Subsidiary Guarantors

Certain of the domestic subsidiaries (the “Guarantor Subsidiaries”) of Pentair, Inc. (the “Parent Company”), each of which is directly or indirectly wholly-owned by the Parent Company, jointly and severally, and fully and unconditionally, guarantee the Parent Company’s indebtedness under the Notes and the Credit Facility. The following supplemental financial information sets forth the Condensed Consolidated Statements of Income, the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows for the Parent Company, the Guarantor Subsidiaries, the non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the three months ended July 2, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$586,395	$398,634	$(74,854)	$910,175
Cost of goods sold	—	399,270	297,830	(74,661)	622,439

Gross profit	—	187,125	100,804	(193)	287,736
Selling, general and administrative	6,664	83,632	68,329	(193)	158,432
Research and development	435	10,509	8,938	—	19,882

Operating (loss) income	(7,099)	92,984	23,537	—	109,422
Earnings from investment in subsidiaries	(53,988)	—	—	53,988	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(607)	—	(65)	—	(672)
Net interest (income) expense	(26,636)	38,107	3,142	—	14,613

Income (loss) from continuing operations before income taxes and noncontrolling interest	74,132	54,877	20,460	(53,988)	95,481
Provision for income taxes	7,420	18,301	1,623	—	27,344

Income from continuing operations	66,712	36,576	18,837	(53,988)	68,137

Net income before noncontrolling interest	66,712	36,576	18,837	(53,988)	68,137
Noncontrolling interest	—	—	1,425	—	1,425

Net income attributable to Pentair, Inc.	$66,712	$36,576	$17,412	$(53,988)	$66,712

Net income from continuing operations attributable to Pentair, Inc.	$66,712	$36,576	$17,412	$(53,988)	$66,712

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the six months ended July 2, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,101,449	$740,212	$(141,213)	$1,700,448
Cost of goods sold	—	754,831	549,560	(140,738)	1,163,653

Gross profit	—	346,618	190,652	(475)	536,795
Selling, general and administrative	13,272	168,751	121,644	(475)	303,192
Research and development	605	21,355	16,044	—	38,004

Operating (loss) income	(13,877)	156,512	52,964	—	195,599
Earnings from investment in subsidiaries	(91,295)	—	—	91,295	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(783)	—	(124)	—	(907)
Net interest (income) expense	(54,016)	76,593	1,361	—	23,938

Income (loss) from continuing operations before income taxes and noncontrolling interest	132,217	79,919	51,727	(91,295)	172,568
Provision for income taxes	14,964	26,782	10,651	—	52,397

Income from continuing operations	117,253	53,137	41,076	(91,295)	120,171

Net income before noncontrolling interest	117,253	53,137	41,076	(91,295)	120,171
Noncontrolling interest	—	—	2,918	—	2,918

Net income attributable to Pentair, Inc.	$117,253	$53,137	$38,158	$(91,295)	$117,253

Net income from continuing operations attributable to Pentair, Inc.	$117,253	$53,137	$38,158	$(91,295)	$117,253

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

July 2, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,836	$4,651	$59,485	$—	$68,972
Accounts and notes receivable, net	796	317,365	375,242	(97,996)	595,407
Inventories	—	203,998	280,797	—	484,795
Deferred tax assets	113,205	40,363	13,247	(105,982)	60,833
Prepaid expenses and other current assets	8,958	14,973	118,638	(17,937)	124,632

Total current assets	127,795	581,350	847,409	(221,915)	1,334,639
Property, plant and equipment, net	20,172	110,551	279,824	—	410,547
Other assets
Investments in/advances to subsidiaries	2,856,562	599,056	686,070	(4,141,688)	—
Goodwill	—	1,471,582	1,101,848	—	2,573,430
Intangibles, net	—	217,311	437,597	—	654,908
Other	75,538	4,821	23,477	(25,048)	78,788

Total other assets	2,932,100	2,292,770	2,248,992	(4,166,736)	3,307,126

Total assets	$3,080,067	$2,984,671	$3,376,225	$(4,388,651)	$5,052,312

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$21,451	$—	$21,451
Current maturities of long-term debt	2,905	—	29,220	(30,836)	1,289
Accounts payable	5,781	160,537	247,182	(98,097)	315,403
Employee compensation and benefits	32,294	22,791	53,751	—	108,836
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,248	22,574	12,437	—	47,259
Income taxes	9,106	5,720	6,672	—	21,498
Accrued rebates and sales incentives	—	32,219	10,348	—	42,567
Other current liabilities	14,874	37,558	110,149	(18,215)	144,366

Total current liabilities	85,941	281,399	491,210	(147,148)	711,402
Other liabilities
Long-term debt	1,265,400	2,417,890	1,033,600	(3,332,723)	1,384,167
Pension and other retirement compensation	136,901	38	80,082	—	217,021
Post-retirement medical and other benefits	17,679	35,323	—	(25,048)	27,954
Long-term income taxes payable	23,832	—	—	—	23,832
Deferred tax liabilities	10	213,201	128,192	(105,981)	235,422
Due to/ (from) affiliates	(743,661)	(261,361)	1,024,935	(19,913)	—
Other non-current liabilities	44,611	1,701	39,348	—	85,660

Total liabilities	830,713	2,688,191	2,797,367	(3,630,813)	2,685,458
Noncontrolling interest	—	—	117,500	—	117,500
Shareholders’ equity attributable to Pentair, Inc.	2,249,354	296,480	461,358	(757,838)	2,249,354

Total liabilities and shareholders’ equity	$3,080,067	$2,984,671	$3,376,225	$(4,388,651)	$5,052,312

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended July 2, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$117,253	$53,137	$41,076	$(91,295)	$120,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity (income) losses of unconsolidated subsidiaries	(783)	—	(124)	—	(907)
Depreciation	2,527	13,919	16,239	—	32,685
Amortization	(24)	7,747	9,457	—	17,180
Earnings from investments in subsidiaries	(91,295)	—	—	91,295	—
Deferred income taxes	4,807	(334)	(1,461)	—	3,012
Stock compensation	10,527	—	—	—	10,527
Excess tax benefits from stock-based compensation	(1,465)	—	—	—	(1,465)
Loss on sale of assets	229	—	—	—	229
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(67,732)	45,404	(12,957)	34,174	(1,111)
Inventories	—	35,209	(32,784)	—	2,425
Prepaid expenses and other current assets	44,133	(4,716)	(34,808)	(7,305)	(2,696)
Accounts payable	68,734	(18,837)	(38,493)	(34,282)	(22,878)
Employee compensation and benefits	(11,566)	(10,631)	(478)	—	(22,675)
Accrued product claims and warranties	—	894	2,007	—	2,901
Income taxes	14,705	886	(2,811)	—	12,780
Other current liabilities	(43,090)	11,449	49,709	7,413	25,481
Pension and post-retirement benefits	(557)	(1,998)	1,702	—	(853)
Other assets and liabilities	(58,657)	58,032	(21,570)	—	(22,195)

Net cash provided by (used for) operating activities	(12,254)	190,161	(25,296)	—	152,611
Investing activities
Capital expenditures	(5,368)	(13,584)	(16,269)	—	(35,221)
Proceeds from sale of property and equipment	—	42	47	—	89
Acquisitions, net of cash acquired	—	—	(733,105)	—	(733,105)
Other	902	(783)	—	—	119

Net cash provided by (used for) investing activities	(4,466)	(14,325)	(749,327)	—	(768,118)
Financing activities
Net short-term borrowings	16,518	(29)	29	—	16,518
Proceeds from long-term debt	1,320,957	—	—	—	1,320,957
Repayment of long-term debt	(661,422)	—	—	—	(661,422)
Debt issuance costs	(8,721)	—	—	—	(8,721)
Net change in advances to subsidiaries	(588,170)	(256,912)	845,082	—	—
Excess tax benefits from stock-based compensation	1,465	—	—	—	1,465
Stock issued to employees, net of shares withheld	9,551	—	—	—	9,551
Repurchases of common stock	(287)	—	—	—	(287)
Dividends paid	(39,730)	—	(9)	—	(39,739)

Net cash provided by (used for) financing activities	50,161	(256,941)	845,102	—	638,322
Effect of exchange rate changes on cash and cash equivalents	(31,806)	82,352	(50,445)	—	101

Change in cash and cash equivalents	1,635	1,247	20,034	—	22,916
Cash and cash equivalents, beginning of period	3,201	3,404	39,451	—	46,056

Cash and cash equivalents, end of period	$4,836	$4,651	$59,485	$—	$68,972

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the three months ended July 3, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$567,505	$295,232	$(66,570)	$796,167
Cost of goods sold	—	391,677	222,775	(66,453)	547,999

Gross profit	—	175,828	72,457	(117)	248,168
Selling, general and administrative	1,243	84,171	45,746	(117)	131,043
Research and development	136	10,874	5,989	—	16,999

Operating income	(1,379)	80,783	20,722	—	100,126
Earnings from investment in subsidiaries	(43,799)	—	—	43,799	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(938)	(437)	—	(1,375)
Net interest (income) expense	(28,227)	38,484	(1,688)	—	8,569

Income (loss) from continuing operations before income taxes and noncontrolling interest	70,647	43,237	22,847	(43,799)	92,932
Provision for income taxes	10,159	16,155	5,006	—	31,320

Income from continuing operations	60,488	27,082	17,841	(43,799)	61,612
Gain on disposal of discontinued operations, net of tax	593	—	—	—	593

Net income before noncontrolling interest	61,081	27,082	17,841	(43,799)	62,205
Noncontrolling interest	—	—	1,124	—	1,124

Net income attributable to Pentair, Inc.	$61,081	$27,082	$16,717	$(43,799)	$61,081

Net income from continuing operations attributable to Pentair, Inc.	$60,488	$27,082	$16,717	$(43,799)	$60,488

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the six months ended July 3, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,043,860	$585,662	$(126,342)	$1,503,180
Cost of goods sold	—	723,400	443,924	(126,014)	1,041,310

Gross profit	—	320,460	141,738	(328)	461,870
Selling, general and administrative	251	164,699	99,311	(328)	263,933
Research and development	272	21,718	12,220	—	34,210

Operating income	(523)	134,043	30,207	—	163,727
Earnings from investment in subsidiaries	(60,959)	—	—	60,959	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(1,022)	(437)	—	(1,459)
Net interest (income) expense	(55,508)	76,978	(3,374)	—	18,096

Income (loss) from continuing operations before income taxes and noncontrolling interest	115,944	58,087	34,018	(60,959)	147,090
Provision for income taxes	20,659	21,419	7,371	—	49,449

Income from continuing operations	95,285	36,688	26,647	(60,959)	97,641
Gain on disposal of discontinued operations, net of tax	1,117	—	—	—	1,117

Net income before noncontrolling interest	96,402	36,668	26,647	(60,959)	98,758
Noncontrolling interest	—	—	2,356	—	2,356

Net income attributable to Pentair, Inc.	$96,402	$36,668	$24,291	$(60,959)	$96,402

Net income from continuing operations attributable to Pentair, Inc.	$95,285	$36,668	$24,291	$(60,959)	$95,285

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

July 3, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$2,851	$3,647	$32,082	$—	$38,580
Accounts and notes receivable, net	1,430	319,943	218,654	(64,348)	475,679
Inventories	—	239,255	150,173	—	389,428
Deferred tax assets	121,551	35,218	6,220	(113,931)	49,058
Prepaid expenses and other current assets	4,937	12,048	35,213	(9,320)	42,878

Total current assets	130,769	610,111	442,342	(187,599)	995,623
Property, plant and equipment, net	14,504	146,412	157,208	—	318,124
Other assets
Investments in/advances to subsidiaries	2,330,701	89,758	662,849	(3,083,308)	—
Goodwill	—	1,549,537	483,527	—	2,033,064
Intangibles, net	—	273,786	178,020	—	451,806
Other	59,385	3,857	18,686	(27,845)	54,083

Total other assets	2,390,086	1,916,938	1,343,082	(3,111,153)	2,538,953

Total assets	$2,535,359	$2,673,461	$1,942,632	$(3,298,752)	$3,852,700

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$2,320	$—	$2,320
Current maturities of long-term debt	93,000	35	20,392	(113,264)	163
Accounts payable	3,532	178,314	131,222	(64,389)	248,679
Employee compensation and benefits	26,002	29,135	31,334	—	86,471
Current pension and post-retirement benefits	8,948	—	—	—	8,948
Accrued product claims and warranties	—	26,478	16,503	—	42,981
Income taxes	13,331	7,790	2,131	—	23,252
Accrued rebates and sales incentives	—	26,814	7,604	—	34,418
Other current liabilities	17,051	35,112	35,611	(9,278)	78,496

Total current liabilities	161,864	303,678	247,117	(186,931)	525,728
Other liabilities
Long-term debt	734,400	1,947,442	345,975	(2,293,345)	734,472
Pension and other retirement compensation	141,190	6,293	65,659	—	213,142
Post-retirement medical and other benefits	19,029	38,635	—	(27,845)	29,819
Long-term income taxes payable	24,821	—	—	—	24,821
Deferred tax liabilities	484	198,892	54,532	(113,931)	139,977
Due to/ (from) affiliates	(571,185)	(90,379)	714,628	(53,064)	—
Other non-current liabilities	44,251	4,205	44,470	—	92,926

Total liabilities	554,854	2,408,766	1,472,381	(2,675,116)	1,760,885
Noncontrolling interest	—	—	111,310	—	111,310
Shareholders’ equity attributable to Pentair, Inc.	1,980,505	264,695	358,941	(623,636)	1,980,505

Total liabilities and shareholders’ equity	$2,535,359	$2,673,461	$1,942,632	$(3,298,752)	$3,852,700

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the six months ended July 3, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$96,402	$36,668	$26,647	$(60,959)	$98,758
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	(1,117)	—	—	—	(1,117)
Equity (income) losses of unconsolidated subsidiaries	—	(1,022)	(437)	—	(1,459)
Depreciation	832	15,388	12,656	—	28,876
Amortization	582	7,798	4,977	—	13,357
Earnings from investments in subsidiaries	(60,959)	—	—	60,959	—
Deferred income taxes	1,530	32	834	—	2,396
Stock compensation	12,365	—	—	—	12,365
Excess tax benefits from stock-based compensation	(1,322)	—	—	—	(1,322)
Gain on sale of assets	(57)	—	—	—	(57)
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	8,779	(23,252)	(30,650)	11,685	(33,438)
Inventories	—	(17,568)	(21,083)	—	(38,651)
Prepaid expenses and other current assets	34,528	(4,986)	(19,081)	(8,584)	1,877
Accounts payable	(12,099)	51,983	18,702	(11,648)	46,938
Employee compensation and benefits	5,125	1,808	4,342	—	11,275
Accrued product claims and warranties	—	8,763	433	—	9,196
Income taxes	(4,444)	26,669	(3,353)	—	18,872
Other current liabilities	(24,383)	(59)	16,938	8,547	1,043
Pension and post-retirement benefits	(10,341)	(3,968)	1,366	—	(12,943)
Other assets and liabilities	(1,400)	(7,063)	8,911	—	448

Net cash provided by (used for) operating activities	44,021	91,191	21,202	—	156,414
Investing activities
Capital expenditures	(6,141)	(12,091)	(10,705)	—	(28,937)
Proceeds from sale of property and equipment	—	193	50	—	243
Other	387	—	(1,673)	—	(1,286)

Net cash provided by (used for) investing activities	(5,754)	(11,898)	(12,328)	—	(29,980)
Financing activities
Net short-term borrowings	115	24	(24)	—	115
Proceeds from long-term debt	335,021	—	—	—	335,021
Repayment of long-term debt	(403,742)	—	—	—	(403,742)
Debt issuance costs	(50)	—	—	—	(50)
Net change in advances to subsidiaries	66,259	(65,455)	(804)	—	—
Excess tax benefits from stock-based compensation	1,322	—	—	—	1,322
Stock issued to employees, net of shares withheld	(817)	—	—	—	(817)
Dividends paid	(37,699)	142	(143)	—	(37,700)

Net cash provided by (used for) financing activities	(39,591)	(65,289)	(971)	—	(105,851)
Effect of exchange rate changes on cash and cash equivalents	2,143	(12,170)	(5,372)	—	(15,399)

Change in cash and cash equivalents	819	1,834	2,531	—	5,184
Cash and cash equivalents, beginning of period	2,032	1,813	29,551	—	33,396

Cash and cash equivalents, end of period	$2,851	$3,647	$32,082	$—	$38,580

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

December 31, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,201	$3,404	$39,451	$—	$46,056
Accounts and notes receivable, net	678	357,730	222,319	(63,822)	516,905
Inventories	—	232,369	172,987	—	405,356
Deferred tax assets	115,722	40,064	7,928	(107,365)	56,349
Prepaid expenses and other current assets	8,278	10,098	51,497	(25,242)	44,631

Total current assets	127,879	643,665	494,182	(196,429)	1,069,297
Property, plant and equipment, net	17,392	144,332	167,711	—	329,435
Other assets
Investments in/advances to subsidiaries	2,355,343	89,659	748,181	(3,193,183)	—
Goodwill	—	1,549,537	516,507	—	2,066,044
Intangibles, net	—	265,987	187,583	—	453,570
Other	56,052	4,045	20,139	(25,049)	55,187

Total other assets	2,411,395	1,909,228	1,472,410	(3,218,232)	2,574,801

Total assets	$2,556,666	$2,697,225	$2,134,303	$(3,414,661)	$3,973,533

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$4,933	$—	$4,933
Current maturities of long-term debt	135,678	—	18,154	(153,814)	18
Accounts payable	4,908	170,747	150,517	(63,815)	262,357
Employee compensation and benefits	38,513	32,167	37,315	—	107,995
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,245	23,410	6,640	—	42,295
Income taxes	4,788	633	543	—	5,964
Accrued rebates and sales incentives	—	23,500	10,059	—	33,559
Other current liabilities	9,772	33,227	63,185	(25,242)	80,942

Total current liabilities	214,637	283,684	291,346	(242,871)	546,796
Other liabilities
Long-term debt	702,500	1,947,400	377,539	(2,324,918)	702,521
Pension and other retirement compensation	136,750	112	72,997	—	209,859
Post-retirement medical and other benefits	18,388	36,986	—	(25,049)	30,325
Long-term income taxes payable	23,507	—	—	—	23,507
Deferred tax liabilities	5	213,385	63,173	(107,365)	169,198
Due to/ (from) affiliates	(678,966)	(80,779)	810,652	(50,907)	—
Other non-current liabilities	46,692	1,892	37,711	—	86,295

Total liabilities	463,513	2,402,680	1,653,418	(2,751,110)	1,768,501
Noncontrolling interest	—	—	111,879	—	111,879
Shareholders’ equity attributable to Pentair, Inc.	2,093,153	294,545	369,006	(663,551)	2,093,153

Total liabilities and shareholders’ equity	$2,556,666	$2,697,225	$2,134,303	$(3,414,661)	$3,973,533

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or similar words or the negative thereof or variations thereon. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this report and in any public statements we make are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Consequently, we cannot guarantee any forward-looking statements. Investors are cautioned not to place undue reliance on any forward-looking statements. The risks and uncertainties that may impact achievement of forward-looking statements include, but are not limited to:

•	our ability to integrate the Clean Process Technologies (“CPT”) acquisition successfully;

•	increased leverage as a result of the CPT acquisition;

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

On May 12, 2011, we acquired as part of our Water Group the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships, proprietary technology and trade names with a weighted average amortization period of approximately 10 years.

On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships, of $5.5 million with an estimated life of 13 years.

Additionally, during the first six months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2010 and the first six months of 2011 and will likely impact our results in the future:

•

Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. In 2010 and the first six months of 2011, most markets showed signs of improvement. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operation for the remainder of 2011 and beyond.

•

We have also identified specific market opportunities that we continue to pursue that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth would likely be limited.

•

After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010 and the first six months of 2011. Overall, we believe approximately 40% of Pentair sales are used in global residential applications – for replacement and refurbishment, remodeling and repair and new construction. We expect this stabilization, along with new product introductions, expanded distribution and channel penetration, to result in volume increases for the remainder of 2011. We believe that housing construction and new pool starts will modestly lag in 2011, but our participation in this trend historically has lagged approximately six months from inception.

•

Industrial, communications and commercial markets for all of our businesses, including commercial and industrial construction, also slowed significantly in 2009. Order rates and sales improved in our industrial and communications businesses in 2010 and the first six months of 2011 as business spending returned, while non-residential construction markets still declined. We believe that the outlook for most of these markets is mixed and we expect that non-residential construction declines will moderate compared to 2010.

•

Through 2010 and the first six months of 2011, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. We believe that the impact of higher commodity prices will continue to impact us for the remainder of 2011, but we are uncertain on the timing and impact of this cost inflation.

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

We may seek to meet our objectives of expanding our geographic reach internationally, expanding our presence in our various channels to market and acquiring technologies and products to broaden our businesses’ capabilities to serve additional markets through acquisitions. We may also consider the divestiture of discrete business units to further focus our businesses on their most attractive markets.

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 2, 2011	July 3, 2010	$ change	% change	July 2, 2011	July 3, 2010	$ change	% change
Net sales	$910,175	$796,167	$114,008	14.3%	$1,700,448	$1,503,180	$197,268	13.1%

The components of the net sales change in 2011 from 2010 were as follows:

	% Change from 2010
	Three months ended			Six months ended
Percentages	Water Group	Technical Products Group	Total	Water Group	Technical Products Group	Total
Volume	2.4	6.3	3.6	4.4	12.5	6.9
Acquisition	9.8	—	6.7	5.2	—	3.6
Price	0.4	2.3	1.0	0.4	1.4	0.7
Currency	2.5	4.1	3.0	1.7	2.3	1.9

Total	15.1	12.7	14.3	11.7	16.2	13.1

Consolidated net sales

The 14.3 and 13.1 percentage point increases in consolidated net sales in the second quarter and first half, respectively, of 2011 from 2010 were primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•	favorable foreign currency effects;

•	higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets;

•	higher sales volumes in the Technical Products Group; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Net sales by segment and the change from prior year period were as follows:

	Three months ended				Six months ended
In thousands	July 2, 2011	July 3, 2010	$ change	% change	July 2, 2011	July 3, 2010	$ change	% change
Water Group	$631,994	$549,318	$82,676	15.1%	$1,147,362	$1,027,356	$120,006	11.7%
Technical Product Group	278,181	246,849	31,332	12.7%	553,086	475,824	77,262	16.2%

Net sales	$910,175	$796,167	$114,008	14.3%	$1,700,448	$1,503,180	$197,268	13.1%

Water Group

The 15.1 and 11.7 percentage point increase in Water Group net sales in the second quarter and first half, respectively of 2011 from 2010 was primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth for the second quarter and first half of 2011 primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American and Western European residential housing markets and other global markets;

•	continued sales growth in emerging markets particularly in the Middle East, Latin America and China;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Technical Products Group

The 12.7 and 16.2 percentage point increases in Technical Product Group net sales in the second quarter and first half, respectively, of 2011 from 2010 were primarily driven by:

•	an increase in sales volume in industrial, general electronics and energy vertical markets;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross Profit

	Three months ended				Six months ended
In thousands	July 2, 2011	% of sales	July 3, 2010	% of sales	July 2, 2011	% of sales	July 3, 2010	% of sales
Gross Profit	$287,736	31.6%	$248,168	31.2%	$536,795	31.6%	$461,870	30.7%

Percentage point change		0.4 pts				0.9 pts

The 0.4 and 0.9 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2011 from 2010 were primarily the result of:

•	higher sales volumes in our Water and Technical Products Groups and higher fixed cost absorption resulting from that volume;

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting.

Selling, general and administrative (SG&A)

	Three months ended				Six months ended
In thousands	July 2, 2011	% of sales	July 3, 2010	% of sales	July 2, 2011	% of sales	July 3, 2010	% of sales
SG&A	$158,432	17.4%	$131,043	16.5%	$303,192	17.8%	$263,933	17.6%

Percentage point change		0.9 pts				0.2 pts

The 0.9 and 0.2 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2011 from 2010 were primarily due to:

•	higher costs associated with the integration and intangible amortization related to the May 2011 acquisition of CPT;

•	insurance proceeds related to the Horizon litigation received in the second quarter of 2010;

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs.

These increases were partially offset by:

•	higher sales volumes in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses.

Research and development (R&D)

	Three months ended				Six months ended
In thousands	July 2, 2011	% of sales	July 3, 2010	% of sales	July 2, 2011	% of sales	July 3, 2010	% of sales
R&D	$19,882	2.2%	$16,999	2.1%	$38,004	2.3%	$34,210	2.2%

Percentage point change		0.1 pts				0.1 pts

The 0.1 percentage point increase in R&D expense as a percentage of sales in each of the second quarter and first half of 2011 from 2010 was primarily due to:

•	higher costs associated with the May 2011 acquisition of CPT; and

•	continued investments in the development of new products to generate growth.

These increases were partially offset by:

•	higher sales volumes in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed cost operating expenses.

Operating income

Water Group

	Three months ended					Six months ended
	July 2,	% of		July 3,	% of	July 2,	% of	July 3,	% of
In thousands	2011	sales		2010	sales	2011	sales	2010	sales
Operating Income	$84,521	13.4%		$75,954	13.8%	$141,049	12.3%	$118,092	11.5%

Percentage point change		(0.4	) pts				0.8 pts

The 0.4 percentage point decrease in Water segment operating income as a percentage of net sales in the second quarter of 2011 as compared to 2010 was primarily the result of:

•	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting;

•	higher costs associated with the integration and intangible amortization related to the May 2011 acquisition of CPT;

•	cost increases for certain raw materials and labor;

•	insurance proceeds related to the Horizon litigation received in the second quarter of 2010; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

These decreases were offset by:

•	higher sales volume in our Water Group, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 0.8 percentage point increase in Water segment operating income as a percentage of net sales in the first half of 2011 as compared to 2010 was primarily the result of:

•	higher sales volume in our Water Group, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were offset by:

•	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting;

•	higher costs associated with the integration and intangible amortization related to the May 2011 acquisition of CPT;

•	cost increases for certain raw materials and labor;

•	insurance proceeds related to the Horizon litigation received in the second quarter of 2010; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

Technical Products Group

	Three months ended				Six months ended
In thousands	July 2, 2011	% of sales	July 3, 2010	% of sales	July 2, 2011	% of sales	July 3, 2010	% of sales
Operating Income	$48,261	17.3%	$37,990	15.4%	$96,348	17.4%	$71,088	14.9%

Percentage point change		1.9 pts				2.5 pts

The 1.9 and 2.5 percentage point increases in Technical Products Group operating income as a percentage of sales in the second quarter and first half, respectively, of 2011 from 2010 were primarily the result of:

•	higher sales volume which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases related to certain raw materials, such as carbon steel, as well as labor; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

Net interest expense

	Three months ended				Six months ended
In thousands	July 2, 2011	July 3, 2010	$change	%change	July 2, 2011	July 3, 2010	$change	%change
Net interest expense	$14,613	$8,569	$6,044	70.5%	$23,938	$18,096	$5,842	32.3%

The 70.5 and 32.3 percentage point increases in interest expense in the second quarter and first half, respectively, of 2011 from 2010 were primarily the result of:

•	the impact of higher debt levels in the second quarter of 2011 following the May 2011 acquisition of CPT.

Provision for income taxes

	Three months ended		Six months ended
In thousands	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Income from continuing operations before income taxes and noncontrolling interest	$95,481	$92,932	$172,568	$147,090
Provision for income taxes	27,344	31,320	52,397	49,449
Effective tax rate	28.6%	33.7%	30.4%	33.6%

The 5.1 and 3.2 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2011 from 2010 were primarily the result of:

•	certain discrete items in the first half of 2011 that did not occur in 2010; and

•	the mix of global earnings, including the impact of the CPT acquisition.

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

Operating activities

Cash provided by operating activities was $152.6 million in the first six months of 2011 compared to $156.4 million in the prior year comparable period 2010. The decrease in cash provided by operating activities was due primarily to an increase in working capital, partially offset by an increase in income from continuing operations.

Investing activities

Capital expenditures in the first six months of 2011 were $35.2 million compared with $28.9 million in the prior year period. We currently anticipate capital expenditures for fiscal 2011 will be approximately $60 million to $70 million, primarily for capacity expansions in our key growth markets, new product development, and replacement equipment.

On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.

On May 12, 2011, we acquired as part of our Water Group the CPT division, from privately held Norit Holding for $715.3 million.

Additionally, during the first six months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group.

Financing activities

Net cash provided by financing activities was $638.3 million in the first six months of 2011 compared with cash used for financing activities of $105.9 million in the prior year period. The increase primarily relates to borrowing utilized to fund the CPT acquisition. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees and tax benefits related to stock-based compensation.

On April 28, 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility replaced our previous $800 million revolving credit facility. The Credit Facility creates an unsecured, committed credit facility of up to $700 million, with multi-currency sub-facilities to support investments outside the U.S. The Credit Facility expires on April 28, 2016. Borrowings under the Credit Facility currently bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%. Interest rates and fees on the Credit Facility will vary based on our credit ratings. We used borrowings under the Credit Facility to fund a portion of the CPT acquisition and to fund ongoing operations.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of July 2, 2011, we had no commercial paper outstanding.

Total availability under our existing Credit Facility was $437.9 million as of July 2, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense (“EBITDA”), as defined) that may not exceed 4.0 to 1.0 as of July 2, 2011, 3.75 to 1.0 as of October 1, 2011, and 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter.

We were in compliance with all financial covenants in our debt agreements as of July 2, 2011.

In addition to the Credit Facility, we have $40.0 million and $39.2 million (€27.0 million translated at the July 2, 2011 exchange rate) of other credit facilities, of which $21.8 (€15.0 million translated at the July 2, 2011 exchange rate) is committed until April 2016. Borrowings under these credit facilities bear interest at the rates of Euro Interbank Offered Rate (“Euribor”) plus 1.5% to 1.75%. We had $3.4 million and $18.0 million (€12.4 million translated at the July 2, 2011 exchange rate) of borrowings under these credit facilities as of July 2, 2011. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $18.3 million at July 2, 2011.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of July 2, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

Our cost of and ability to obtain debt financing may be impacted by our credit ratings. Our long-term debt is rated at BBB- by Standard & Poor’s (“S&P”) with stable outlook and Baa3 by Moody’s with stable outlook.

We issue short-term commercial paper notes that are currently not rated by S&P or Moody’s. Even though our short-term commercial paper is unrated, we believe a downgrade in our credit rating could have a negative impact on our ability to continue to issue unrated commercial paper.

We do not expect that a one rating downgrade of our credit rating by either S&P or Moody’s would substantially affect our ability to access the long-term debt capital markets. However, depending upon market conditions, the amount, timing and pricing of new borrowings and interest rates under our Credit Facility could be adversely affected. If both of our credit ratings were downgraded to below BBB-/Baa3, our flexibility to access the term debt capital markets would be reduced.

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

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders annually. We believe we have the ability and sufficient capacity to meet these cash requirements, by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first six months of 2011 were $39.7 million, or $0.20 per common share, compared with $37.7 million, or $0.19 per common share, in the prior year period. We have increased dividends every year for the last 35 years and expect to continue paying dividends on a quarterly basis.

The total gross liability for uncertain tax positions was $24.8 million, $24.3 million and $27.9 million at July 2, 2011, December 31, 2010 and July 3, 2010, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

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

	Six months ended
In thousands	July 2, 2011	July 3, 2010
Net cash provided by (used for) operating activities	$152,611	$156,414
Capital expenditures	(35,221)	(28,937)
Proceeds from sale of property and equipment	89	243

Free cash flow	$117,479	$127,720

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

There have been no material changes in our market risk during the quarter ended July 2, 2011. For additional information, refer to Item 7A of our 2010 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended July 2, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended July 2, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(a)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended July 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The CPT acquisition involves the integration of CPT’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating CPT’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate CPT’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may have not discovered during the due diligence process all known and unknown factors regarding CPT that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the CPT acquisition within our desired time frames, if at all.

Increased leverage may harm our financial condition and results of operations.

As of July 2, 2011, we had $1,406.9 million of total debt on a consolidated basis. We increased our indebtedness materially in connection with our acquisition of CPT. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial markets (for both the Technical Products and Water Groups) and residential markets (for the Water Group). Important factors for our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for residential housing and home improvement activity fell in 2007, 2008 and 2009, which reduced revenue growth in the residential businesses within our Water Group. While we saw some stabilization in 2010 and the first half of 2011, we believe that weakness in this market could negatively impact our revenues and margins in future periods. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

Our inability to sustain organic growth could adversely affect our financial performance.

Over the past five years, our organic growth has been generated in part from expanding international sales, entering new distribution channels, introducing new products and price increases. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products and increase sales of existing products to our customer base. Difficult economic and competitive factors materially and adversely impacted our financial performance in 2009. These conditions started to improve in many of our end markets in 2010 and the first half of 2011, but we cannot assure you that these markets will continue to improve nor that we will be able to increase revenues and profitability to match our earlier financial performance. We have chosen to focus our growth initiatives in specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

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

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 34% of our net sales in both 2010 and 2009. Our sales outside of the United States will increase materially as a result of the CPT acquisition. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

As a result of our international operations and sales, we are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. Any violations of the FCPA could result in significant fines, criminal sanctions against us or our employees, and prohibitions on the conduct of our business, including our business with the U.S. government. In addition, prior to our acquisition of CPT, CPT previously conducted business in countries that are subject to economic sanctions by the U.S. government. To the extent these sanctions prohibit CPT from selling its products in such countries after our acquisition of CPT, CPT may have reduced revenues and we could be subject to liability for not being able to fulfill contracts CPT entered into prior to its acquisition by us.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our international operations are subject to foreign market and currency fluctuation risks.

We expect the percentage of our sales outside of the United States to increase in the future, including due to the completion of the CPT acquisition. Over the past few years, the economies of some of the foreign countries in which we do business have had slower growth than the U.S. economy. The European Union currently accounts for the majority of our foreign sales and income, in which our most significant European market is Germany, and we expect it to continue to do so after our acquisition of CPT. In addition, we have a significant and growing business in the Asia-Pacific region, but the economic conditions in countries in this region are subject to different growth expectations, market weaknesses and business practices. We cannot predict how changing market conditions in these regions will impact our financial results.

We are also exposed to the risk of fluctuation of foreign currency exchange rates which may affect our financial results as we manufacture and source certain products, components and raw materials throughout the world.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At July 2, 2011 our goodwill and intangible assets were approximately $3,228.3 million and represented approximately 63.9% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

Our plans to vigorously compete in our chosen markets will require additional capital for future acquisitions, capital expenditures, growth of working capital and continued international and regional expansion. In the past, we have financed growth of our businesses primarily through cash from operations and debt financing. While we refinanced our primary credit agreements in 2011 on what we believe to be favorable terms, future acquisitions or other uses of funds may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if new financing is not available on favorable terms or if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future share issuances could be dilutive to your equity investment if we sell shares into the market or issue additional stock as consideration in any acquisition. We cannot assure you that we will be able to issue equity securities or obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our targeted growth strategy and our acquisition program, which may limit our revenue growth and future financial performance.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the second quarter of 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 — April 30, 2011	1,225	$37.84	—	$25,000,000
May 1 — May 28, 2011	1,731	$38.65	—	$25,000,000
May 29 — July 2, 2011	2,329	$38.10	—	$25,000,000

Total	5,285		—

(a)	The purchases in this column represent 1,225 shares for the period April 3 – April 30, 2011, 1,731 shares for the period May 1 – May 28, 2011 and 2,329 shares for the period May 29 – July 2, 2011 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2011.

ITEM 6. Exhibits

(a) Exhibits

2.1	Agreement dated April 2, 2011, among Norit Holding B.V., Norit Process Technologie Holdings B.V., Pentair Netherlands B.V., and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 2, 2011).

4.1	Fourth Amended and Restated Credit Agreement, dated as of April 28, 2011, among the Company, certain of its subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 to the company’s Current Report on Form 8-K dated April 28, 2011).

4.2	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (Registration No. 333-173829)).

4.3	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated May 9, 2011).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2011 and July 3, 2010, (ii) the Condensed Consolidated Balance Sheets as of July 2, 2011, December 31, 2010 and July 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 2, 2011 and July 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2011.

PENTAIR, INC.
Registrant

By	/s/ JOHN L. STAUCH
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ MARK C. BORIN
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended July 2, 2011

2.1	Agreement dated April 2, 2011, among Norit Holding B.V., Norit Process Technologie Holdings B.V., Pentair Netherlands B.V., and Pentair, Inc. (incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K dated April 2, 2011).

4.1

Fourth Amended and Restated Credit Agreement, dated as of April 28, 2011, among the Company, certain of its subsidiaries and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 to the company’s Current

Report on Form 8-K dated April 28, 2011).

4.2	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the company’s Registration Statement on Form S-3 (Registration No. 333-173829)).

4.3	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated May 9, 2011).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and six months ended July 2, 2011 and July 3, 2010, (ii) the Condensed Consolidated Balance Sheets as of July 2, 2011, December 31, 2010 and July 3, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended July 2, 2011 and July 3, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended July 2, 2011 and July 3, 2010, and (v) Notes to Condensed Consolidated Financial Statements.