Form 10-Q
period 2011-10-01
PENTAIR INC
filed 2011-10-26
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On October 1, 2011, 98,566,023 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Nine months ended
In thousands, except per-share data	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$890,546	$773,735	$2,590,994	$2,276,915
Cost of goods sold	618,484	537,193	1,782,137	1,578,503

Gross profit	272,062	236,542	808,857	698,412
Selling, general and administrative	159,068	128,854	462,260	392,787
Research and development	20,091	16,865	58,095	51,075

Operating income	92,903	90,823	288,502	254,550
Other (income) expense:
Equity income of unconsolidated subsidiaries	(574)	(347)	(1,481)	(1,806)
Net interest expense	17,373	8,953	41,311	27,049

Income from continuing operations before income taxes and noncontrolling interest	76,104	82,217	248,672	229,307
Provision for income taxes	24,050	26,488	76,447	75,937

Income from continuing operations	52,054	55,729	172,225	153,370
Gain on disposal of discontinued operations, net of tax	—	549	—	1,666

Net income before noncontrolling interest	52,054	56,278	172,225	155,036
Noncontrolling interest	962	1,228	3,880	3,584

Net income attributable to Pentair, Inc.	$51,092	$55,050	$168,345	$151,452

Net income from continuing operations attributable to Pentair, Inc.	$51,092	$54,501	$168,345	$149,786

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.52	$0.55	$1.71	$1.53
Discontinued operations	—	0.01	—	0.01

Basic earnings per common share	$0.52	$0.56	$1.71	$1.54

Diluted
Continuing operations	$0.51	$0.55	$1.69	$1.51
Discontinued operations	—	—	—	0.01

Diluted earnings per common share	$0.51	$0.55	$1.69	$1.52

Weighted average common shares outstanding
Basic	98,472	98,298	98,228	98,105
Diluted	99,802	99,514	99,759	99,326

Cash dividends declared per common share	$0.20	$0.19	$0.60	$0.57

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	October 1, 2011	December 31, 2010	October 2, 2010
Assets
Current assets
Cash and cash equivalents	$52,665	$46,056	$56,995
Accounts and notes receivable, net	556,688	516,905	490,221
Inventories	459,916	405,356	410,072
Deferred tax assets	61,411	56,349	50,991
Prepaid expenses and other current assets	147,568	44,631	48,555

Total current assets	1,278,248	1,069,297	1,056,834

Property, plant and equipment, net	394,922	329,435	327,602

Other assets
Goodwill	2,516,692	2,066,044	2,070,911
Intangibles, net	619,262	453,570	461,378
Other	73,319	55,187	56,033

Total other assets	3,209,273	2,574,801	2,588,322

Total assets	$4,882,443	$3,973,533	$3,972,758

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$29,705	$4,933	$4,180
Current maturities of long-term debt	1,194	18	37
Accounts payable	281,448	262,357	266,416
Employee compensation and benefits	117,538	107,995	100,626
Current pension and post-retirement benefits	8,733	8,733	8,948
Accrued product claims and warranties	43,920	42,295	40,783
Income taxes	26,283	5,964	22,202
Accrued rebates and sales incentives	45,231	33,559	39,066
Other current liabilities	163,550	80,942	90,286

Total current liabilities	717,602	546,796	572,544

Other liabilities
Long-term debt	1,317,454	702,521	673,265
Pension and other retirement compensation	190,221	209,859	219,463
Post-retirement medical and other benefits	26,933	30,325	28,506
Long-term income taxes payable	23,891	23,507	23,857
Deferred tax liabilities	228,737	169,198	147,772
Other non-current liabilities	79,489	86,295	93,681

Total liabilities	2,584,327	1,768,501	1,759,088

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,566,023, 98,409,192 and 98,960,604 shares issued and outstanding, respectively	16,427	16,401	16,493
Additional paid-in capital	481,028	474,489	489,028
Retained earnings	1,733,281	1,624,605	1,597,110
Accumulated other comprehensive loss	(48,039)	(22,342)	(4,955)
Noncontrolling interest	115,419	111,879	115,994

Total shareholders’ equity	2,298,116	2,205,032	2,213,670

Total liabilities and shareholders’ equity	$4,882,443	$3,973,533	$3,972,758

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In thousands	October 1, 2011	October 2, 2010
Operating activities
Net income before noncontrolling interest	$172,225	$155,036
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	—	(1,666)
Equity income of unconsolidated subsidiaries	(1,481)	(1,806)
Depreciation	49,079	43,141
Amortization	29,807	19,742
Deferred income taxes	4,445	4,866
Stock compensation	14,695	16,598
Excess tax benefits from stock-based compensation	(3,137)	(2,193)
Loss on sale of assets	702	166
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	22,657	(36,216)
Inventories	15,633	(49,822)
Prepaid expenses and other current assets	(26,380)	(1,476)
Accounts payable	(45,759)	60,162
Employee compensation and benefits	(12,334)	21,600
Accrued product claims and warranties	115	6,556
Income taxes	18,045	18,013
Other current liabilities	46,924	15,493
Pension and post-retirement benefits	(23,636)	(15,197)
Other assets and liabilities	(21,041)	(3,754)

Net cash provided by (used for) operating activities	240,559	249,243

Investing activities
Capital expenditures	(53,063)	(42,981)
Proceeds from sale of property and equipment	139	340
Acquisitions, net of cash acquired	(733,105)	—
Other	(441)	(1,232)

Net cash provided by (used for) investing activities	(786,470)	(43,873)

Financing activities
Net short-term borrowings	24,772	1,975
Proceeds from long-term debt	1,370,423	493,821
Repayment of long-term debt	(771,793)	(624,007)
Debt issuance costs	(8,973)	(50)
Excess tax benefits from stock-based compensation	3,137	2,193
Stock issued to employees, net of shares withheld	11,788	7,861
Repurchases of common stock	(12,785)	(2,786)
Dividends paid	(59,669)	(56,584)

Net cash provided by (used for) financing activities	556,900	(177,577)
Effect of exchange rate changes on cash and cash equivalents	(4,380)	(4,194)

Change in cash and cash equivalents	6,609	23,599
Cash and cash equivalents, beginning of period	46,056	33,396

Cash and cash equivalents, end of period	$52,665	$56,995

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

					Accumulated				Comprehensive
			Additional		other				income
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.
Balance - December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income				168,345		168,345	3,880	172,225	$168,345
Change in cumulative translation adjustment					(29,263)	(29,263)	(340)	(29,603)	(29,263)
Changes in market value of derivative financial instruments, net of $2,303 tax					3,566	3,566		3,566	3,566

Comprehensive income									$142,648

Cash dividends - $0.60 per common share				(59,669)		(59,669)		(59,669)
Share repurchase	(397,126)	(66)	(12,719)			(12,785)		(12,785)
Exercise of stock options, net of 181,648 shares tendered for payment	601,207	100	13,091			13,191		13,191
Issuance of restricted shares, net of cancellations	27,532	5	1,417			1,422		1,422
Amortization of restricted shares			743			743		743
Shares surrendered by employees to pay taxes	(74,782)	(13)	(2,752)			(2,765)		(2,765)
Stock compensation			6,759			6,759		6,759

Balance - October 1, 2011	98,566,023	$16,427	$481,028	$1,733,281	$(48,039)	$2,182,697	$115,419	$2,298,116

					Accumulated				Comprehensive
			Additional		other				income (loss)
In thousands, except share	Common shares		paid-in	Retained	comprehensive	Total	Noncontrolling		attributable
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total	to Pentair, Inc.
Balance - December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340
Net income				151,452		151,452	3,584	155,036	$151,452
Change in cumulative translation adjustment					(24,185)	(24,185)	(1,842)	(26,027)	(24,185)
Changes in market value of derivative financial instruments, net of ($851) tax					(1,367)	(1,367)		(1,367)	(1,367)

Comprehensive income (loss)									$125,900

Cash dividends - $0.57 per common share				(56,584)		(56,584)		(56,584)
Share repurchases	(84,500)	(14)	(2,772)			(2,786)		(2,786)
Exercise of stock options, net of 27,177 shares tendered for payment	535,767	89	11,811			11,900		11,900
Issuance of restricted shares, net of cancellations	(7,689)	(1)	625			624		624
Amortization of restricted shares			2,878			2,878		2,878
Shares surrendered by employees to pay taxes	(138,480)	(23)	(4,639)			(4,662)		(4,662)
Stock compensation			8,318			8,318		8,318

Balance - October 2, 2010	98,960,604	$16,493	$489,028	$1,597,110	$(4,955)	$2,097,676	$115,994	$2,213,670

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

In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended October 1, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

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

There were no other new accounting pronouncements issued or effective during the nine months ended of 2011 that have had or are expected to have a material impact on the Condensed Consolidated Financial Statements.

3. Stock-based Compensation

Total stock-based compensation expense was $4.2 million for each of the three months ended October 1, 2011 and October 2, 2010, and was $14.7 million and $16.6 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

During the first nine months of 2011, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $2.2 million and $1.8 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and was $8.0 million and $8.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

During the first nine months of 2011, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.0 million and $2.4 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and $6.7 million and $8.3 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	October 1,	October 2,
	2011	2010
Expected stock price volatility	35.5%	35.0%
Expected life	5.5yrs	5.5yrs
Risk-free interest rate	1.84%	1.54%
Dividend yield	2.06%	2.33%

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The weighted-average fair value of options granted during the third quarter of 2011 and 2010 were $10.00 and $8.74 per share, respectively.

These estimates require us to make assumptions based on historical results, observance of trends in our stock price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, stock-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

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

4. Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended
In thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Weighted average common shares outstanding — basic	98,472	98,298	98,228	98,105
Dilutive impact of stock options and restricted stock	1,330	1,216	1,531	1,221

Weighted average common shares outstanding — diluted	99,802	99,514	99,759	99,326

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	3,078	4,088	2,143	3,761

5. Restructuring

Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended October 1, 2011 and October 2, 2010 and year ended December 31, 2010:

	October 1,	December 31,	October 2,
In thousands	2011	2010	2010
Beginning balance	$3,994	$14,509	$14,509
Cash payments and other	(1,274)	(10,515)	(7,524)

Ending balance	$2,720	$3,994	$6,985

6. Acquisitions

On May 12, 2011, we acquired as part of our Water Group the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific region.

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

The CPT business records certain long term contracts under the percentage-of-completion method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. We record costs and earnings in excess of billings on uncompleted contracts within Prepaid expenses and other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Condensed Consolidated Balance Sheets. Amounts included in Prepaid expenses and other current assets related to these contracts were $55.6 million at October 1, 2011. Amounts included in Other current liabilities related to these contracts were $16.9 million at October 1, 2011.

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

CPT’s net sales and loss from continuing operations for the period from the acquisition date to October 1, 2011 were $142.2 million and $2.9 million, respectively, and include $11.1 million of non-recurring expenses for acquisition date fair value adjustments related to inventory and customer backlog.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of each period presented:

	Three months ended		Nine months ended
In thousands, except share and per-share data	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pro forma net sales	$890,546	$838,968	$2,712,770	$2,485,913
Pro forma income from continuing operations	56,287	48,404	181,366	133,122
Gain on disposal of discontinued operations, net of tax	—	549	—	1,666
Pro forma net income from continuing operations attributable to Pentair, Inc.	55,325	47,176	177,486	129,528
Pro forma earnings per common share - continuing operations
Basic	$0.56	$0.48	$1.81	$1.32
Diluted	$0.55	$0.47	$1.78	$1.30

Weighted average common shares outstanding
Basic	98,472	98,298	98,228	98,105
Diluted	99,802	99,514	99,759	99,326

The 2010 unaudited pro forma net income was adjusted to include the impact of approximately $7.4 million and $12.9 million for the three and nine months ended October 2, 2010, respectively, in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog. The 2011 unaudited pro forma net income was adjusted to exclude the impact of these items.

Acquisition-related transaction costs of approximately $7.8 million associated with the CPT acquisition were excluded from the pro forma net income in each of the 2011 and 2010 periods presented.

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships of $5.5 million, with an estimated life of 13 years. The proforma impact of this acquisition was deemed to be not material.

Additionally, during the first nine months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible. The proforma impact of these acquisitions was deemed to be not material.

Total transaction costs related to acquisition activities for the nine months ended October 1, 2011 were $7.8 million, which were expensed as incurred and recorded in Selling, general and administrative in our Condensed Consolidated Statements of Income.

7. Inventories

Inventories were comprised of:

	October 1,	December 31,	October 2,
In thousands	2011	2010	2010
Raw materials and supplies	$236,159	$223,482	$222,964
Work-in-process	49,393	37,748	42,780
Finished goods	174,364	144,126	144,328

Total inventories	$459,916	$405,356	$410,072

8. Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In thousands	December 31, 2010	Acquisitions/ Divestitures	Foreign Currency Translation/Other	October 1, 2011
Water Group	$1,784,100	$466,182	$(15,961)	$2,234,321
Technical Products Group	281,944	—	427	282,371

Consolidated Total	$2,066,044	$466,182	$(15,534)	$2,516,692

In thousands	December 31, 2009	Acquisitions/ Divestitures	Foreign Currency Translation/Other	October 2, 2010
Water Group	$1,802,913	$—	$(14,754)	$1,788,159
Technical Products Group	285,884	—	(3,132)	282,752

Consolidated Total	$2,088,797	$—	$(17,886)	$2,070,911

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The detail of acquired intangible assets consisted of the following:

	October 1, 2011			December 31, 2010			October 2, 2010
	Gross			Gross			Gross
	carrying	Accumulated		carrying	Accumulated		carrying	Accumulated
In thousands	amount	amortization	Net	amount	amortization	Net	amount	amortization	Net
Finite-life intangibles
Patents	$5,893	$(3,908)	$1,985	$15,469	$(12,695)	$2,774	$15,462	$(12,400)	$3,062
Proprietary technology	131,972	(37,094)	94,878	74,176	(29,862)	44,314	74,102	(28,306)	45,796
Customer relationships	366,540	(102,919)	263,621	282,479	(82,901)	199,578	283,313	(78,461)	204,852
Trade names	1,537	(500)	1,037	1,532	(383)	1,149	1,538	(345)	1,193

Total finite-life intangibles	$505,942	$(144,421)	$361,521	$373,656	$(125,841)	$247,815	$374,415	$(119,512)	$254,903

Indefinite-life intangibles
Trade names	257,741	—	257,741	205,755	—	205,755	206,475	—	206,475

Total intangibles, net	$763,683	$(144,421)	$619,262	$579,411	$(125,841)	$453,570	$580,890	$(119,512)	$461,378

Intangible asset amortization expense was approximately $12.6 million and $6.3 million for the three months ended October 1, 2011 and October 2, 2010, respectively, and was approximately $29.8 million and $18.1 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2011 and the next five years is as follows:

In thousands	2011 Q4	2012	2013	2014	2015	2016
Estimated amortization expense	$12,183	$39,853	$39,688	$39,314	$39,032	$38,050

9. Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

In thousands	Average interest rate October 1, 2011	Maturity (Year)	October 1, 2011	December 31, 2010	October 2, 2010
Revolving credit facilities - USD	1.98%	2016	$127,600	$97,500	$68,200
Revolving credit facilities - EUR	2.94%	2016	54,385	—	—
Private placement - fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement - floating rate	0.82%	2012-2013	205,000	205,000	205,000
Public - fixed rate	5.00%	2021	500,000	—	—
Other	3.58%	2011-2016	61,368	4,972	4,282

Total debt, including current portion			1,348,353	707,472	677,482
Less: Current maturities			(1,194)	(18)	(37)
Short-term borrowings			(29,705)	(4,933)	(4,180)

Long-term debt			$1,317,454	$702,521	$673,265

The fair value of total debt excluding the deferred gain on interest rate swaps was $1,400.1 million, $745.9 million and $712.4 million as of October 1, 2011, December 31, 2010 and October 2, 2010, respectively.

On May 9, 2011, we completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries that are also guarantors under our primary bank credit facility. We used the net proceeds from the offering of the Notes to finance in part the CPT acquisition.

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

Total availability under our existing Credit Facility was $518.0 million as of October 1, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.75 to 1.0 as of October 1, 2011 and 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter. We were in compliance with all financial covenants in our debt agreements as of October 1, 2011.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $76.0 million, of which $40.0 million was outstanding at October 1, 2011. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $18.1 million at October 1, 2011.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of October 1, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

Debt outstanding at October 1, 2011 matures on a calendar year basis as follows:

In thousands	2011 Q4	2012	2013	2014	2015	2016	Thereafter	Total
Contractual debt obligation maturities	$29,016	$2,344	$201,838	$1,354	$1,192	$300,774	$811,835	$1,348,353

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Cash-flow Hedges

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $7.6 million, $9.4 million and $7.6 million at October 1, 2011, December 31, 2010 and October 2, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $2.9 million, $6.4 million and $11.0 million at October 1, 2011, December 31, 2010 and October 2, 2010, respectively, and was recorded in Other non-current liabilities on the Condensed Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in Accumulated other comprehensive income (“OCI”) and realized income/expense and amounts due to/from swap counterparties are recorded in Net interest expense in our Condensed Consolidated Statements of Income. We realized incremental expense resulting from the swaps of $7.0 million and $6.9 million for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this amount is recorded in Prepaid expenses and other current assets within the Condensed Consolidated Balance Sheets and will be amortized as interest exposure over the life of the Notes.

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million is recorded in Selling, general and administrative on the Condensed Consolidated Statements on Income.

Fair value of financial information

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

In thousands	Fair Value October 1, 2011	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$10,504	$—	$10,504	$—
Deferred compensation plan (1)	21,684	21,684	—	—

In thousands	Fair Value December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$15,768	$—	$15,768	$—
Foreign currency contract	1,183	—	1,183	—
Deferred compensation plan (1)	24,126	24,126	—	—

In thousands	Fair Value October 2, 2010	(Level 1)	(Level 2)	(Level 3)
Cash-flow hedges	$18,535	$—	$18,535	$—
Deferred compensation plan (1)	22,699	22,699	—	—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

11. Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the nine months ended October 1, 2011 was 30.7% compared to 33.1% for the nine months ended October 2, 2010. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The total gross liability for uncertain tax positions was $24.6 million, $24.3 million and $24.6 million at October 1, 2011,

December 31, 2010 and October 2, 2010, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income, which is consistent with our past practices.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

12. Benefit Plans

Components of net periodic benefit cost were as follows:

	Three months ended
	Pension benefits		Post-retirement
In thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$3,131	$2,886	$45	$50
Interest cost	8,225	7,887	472	503
Expected return on plan assets	(7,963)	(7,710)	—	—
Amortization of transition obligation	—	6	—	—
Amortization of prior year service cost (benefit)	—	8	(7)	(7)
Recognized net actuarial loss (gains)	971	406	(826)	(823)

Net periodic benefit cost (income)	$4,364	$3,483	$(316)	$(277)

	Nine months ended
	Pension benefits		Post-retirement
In thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$9,392	$8,658	$135	$150
Interest cost	24,675	23,661	1,416	1,509
Expected return on plan assets	(23,890)	(23,130)	—	—
Amortization of transition obligation	—	18	—	—
Amortization of prior year service cost (benefit)	—	24	(21)	(21)
Recognized net actuarial loss (gains)	2,914	1,218	(2,479)	(2,469)

Net periodic benefit cost (income)	$13,091	$10,449	$(949)	$(831)

13. Business Segments

Financial information by reportable segment is shown below:

	Three months ended		Nine months ended
In thousands	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales to external customers
Water Group	$614,557	$512,587	$1,761,919	$1,539,943
Technical Products Group	275,989	261,148	829,075	736,972

Consolidated	$890,546	$773,735	$2,590,994	$2,276,915

Intersegment sales
Water Group	$426	$442	$1,197	$1,386
Technical Products Group	1,755	1,154	4,313	2,904
Other	(2,181)	(1,596)	(5,510)	(4,290)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water Group	$59,608	$58,457	$200,657	$176,549
Technical Products Group	48,611	42,605	144,959	113,693
Other	(15,316)	(10,239)	(57,114)	(35,692)

Consolidated	$92,903	$90,823	$288,502	$254,550

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In thousands	October 1, 2011	December 31, 2010	October 2, 2010
	Identifiable assets (1)
Water Group	$4,767,632	$3,409,556	$3,370,351
Technical Products Group	743,021	728,969	761,225
Other (1)	(628,210)	(164,992)	(158,818)

Consolidated	$4,882,443	$3,973,533	$3,972,758

(1)	All cash and cash equivalents are included in Other

14. Warranty

The changes in the carrying amount of service and product warranties as were as follows:

In thousands	October 1, 2011	December 31, 2010	October 2, 2010
Balance at beginning of the year	$30,050	$24,288	$24,288
Service and product warranty provision	38,892	56,553	46,401
Payments	(40,611)	(50,729)	(39,843)
Acquired	3,551	—	—
Translation	(197)	(62)	(63)

Balance at end of the period	$31,685	$30,050	$30,783

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

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the three months ended October 1, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$549,306	$416,131	$(74,891)	$890,546
Cost of goods sold	—	383,206	310,011	(74,733)	618,484

Gross profit	—	166,100	106,120	(158)	272,062
Selling, general and administrative	2,671	81,150	75,405	(158)	159,068
Research and development	218	10,093	9,780	—	20,091

Operating (loss) income	(2,889)	74,857	20,935	—	92,903
Earnings from investment in subsidiaries	(35,644)	1,686	(718)	34,676	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(512)	—	(62)	—	(574)
Net interest (income) expense	(26,822)	37,676	6,519	—	17,373

Income (loss) from continuing operations before income taxes and noncontrolling interest	60,089	35,495	15,196	(34,676)	76,104
Provision for income taxes	8,997	13,150	1,903	—	24,050

Income from continuing operations	51,092	22,345	13,293	(34,676)	52,054

Net income before noncontrolling interest	51,092	22,345	13,293	(34,676)	52,054
Noncontrolling interest	—	—	962	—	962

Net income attributable to Pentair, Inc.	$51,092	$22,345	$12,331	$(34,676)	$51,092

Net income from continuing operations attributable to Pentair, Inc.	$51,092	$22,345	$12,331	$(34,676)	$51,092

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the nine months ended October 1, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,650,755	$1,156,342	$(216,103)	$2,590,994
Cost of goods sold	—	1,138,037	859,570	(215,470)	1,782,137

Gross profit	—	512,718	296,772	(633)	808,857
Selling, general and administrative	15,942	249,902	197,049	(633)	462,260
Research and development	823	31,448	25,824	—	58,095

Operating (loss) income	(16,765)	231,368	73,899	—	288,502
Earnings from investment in subsidiaries	(126,938)	1,686	(718)	125,970	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(1,295)	—	(186)	—	(1,481)
Net interest (income) expense	(80,838)	114,269	7,880	—	41,311

Income (loss) from continuing operations before income taxes and noncontrolling interest	192,306	115,413	66,923	(125,970)	248,672
Provision for income taxes	23,961	39,932	12,554	—	76,447

Income from continuing operations	168,345	75,481	54,369	(125,970)	172,225

Net income before noncontrolling interest	168,345	75,481	54,369	(125,970)	172,225
Noncontrolling interest	—	—	3,880	—	3,880

Net income attributable to Pentair, Inc.	$168,345	$75,481	$50,489	$(125,970)	$168,345

Net income from continuing operations attributable to Pentair, Inc.	$168,345	$75,481	$50,489	$(125,970)	$168,345

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

October 1, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$4,816	$5,010	$42,839	$—	$52,665
Accounts and notes receivable, net	366	298,043	344,320	(86,041)	556,688
Inventories	—	201,372	258,544	—	459,916
Deferred tax assets	112,022	40,565	13,877	(105,053)	61,411
Prepaid expenses and other current assets	17,095	21,762	145,412	(36,701)	147,568

Total current assets	134,299	566,752	804,992	(227,795)	1,278,248
Property, plant and equipment, net	19,520	109,876	265,526	—	394,922
Other assets
Investments in/advances to subsidiaries	2,834,569	563,756	649,722	(4,048,047)	—
Goodwill	—	1,471,582	1,045,110	—	2,516,692
Intangibles, net	—	214,406	404,856	—	619,262
Other	69,916	5,452	23,000	(25,049)	73,319

Total other assets	2,904,485	2,255,196	2,122,688	(4,073,096)	3,209,273

Total assets	$3,058,304	$2,931,824	$3,193,206	$(4,300,891)	$4,882,443

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$29,705	$—	$29,705
Current maturities of long-term debt	2,719	(2)	26,865	(28,388)	1,194
Accounts payable	4,669	152,721	210,316	(86,258)	281,448
Employee compensation and benefits	39,319	25,149	53,070	—	117,538
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,235	20,431	11,254	—	43,920
Income taxes	26,011	1,531	(1,259)	—	26,283
Accrued rebates and sales incentives	—	33,855	11,376	—	45,231
Other current liabilities	25,831	42,854	131,604	(36,739)	163,550

Total current liabilities	119,517	276,539	472,931	(151,385)	717,602
Other liabilities
Long-term debt	1,232,600	2,417,895	941,979	(3,275,020)	1,317,454
Pension and other retirement compensation	121,148	(7,107)	76,180	—	190,221
Post-retirement medical and other benefits	17,332	34,651	—	(25,050)	26,933
Long-term income taxes payable	23,891	—	—	—	23,891
Deferred tax liabilities	(79)	213,201	120,668	(105,053)	228,737
Due to/ (from) affiliates	(678,340)	(283,366)	896,497	65,209	—
Other non-current liabilities	39,537	1,604	38,348	—	79,489

Total liabilities	875,606	2,653,417	2,546,603	(3,491,299)	2,584,327
Noncontrolling interest	—	—	115,419	—	115,419
Shareholders’ equity attributable to Pentair, Inc.	2,182,698	278,407	531,184	(809,592)	2,182,697

Total liabilities and shareholders’ equity	$3,058,304	$2,931,824	$3,193,206	$(4,300,891)	$4,882,443

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended October 1, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$168,345	$75,481	$54,369	$(125,970)	$172,225
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1,295)	—	(186)	—	(1,481)
Depreciation	4,232	20,780	24,067	—	49,079
Amortization	—	11,494	18,313	—	29,807
Earnings from investments in subsidiaries	(126,938)	1,686	(718)	125,970	—
Deferred income taxes	6,890	(536)	(1,909)	—	4,445
Stock compensation	14,695	—	—	—	14,695
Excess tax benefits from stock-based compensation	(3,137)	—	—	—	(3,137)
Loss on sale of assets	702	—	—	—	702
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(58,643)	67,192	(8,111)	22,219	22,657
Inventories	—	38,199	(22,566)	—	15,633
Prepaid expenses and other current assets	38,033	(11,493)	(64,380)	11,460	(26,380)
Accounts payable	61,962	(28,241)	(57,037)	(22,443)	(45,759)
Employee compensation and benefits	(6,326)	(8,160)	2,152	—	(12,334)
Accrued product claims and warranties	—	(1,299)	1,414	—	115
Income taxes	30,411	(2,429)	(9,937)	—	18,045
Other current liabilities	(34,504)	19,029	73,635	(11,236)	46,924
Pension and post-retirement benefits	(16,658)	(9,816)	2,838	—	(23,636)
Other assets and liabilities	(60,635)	57,799	(18,205)	—	(21,041)

Net cash provided by (used for) operating activities	17,134	229,686	(6,261)	—	240,559
Investing activities
Capital expenditures	(6,509)	(20,837)	(25,717)	—	(53,063)
Proceeds from sale of property and equipment	—	82	57	—	139
Acquisitions, net of cash acquired	—	—	(733,105)	—	(733,105)
Other	1,533	(1,295)	(679)	—	(441)

Net cash provided by (used for) investing activities	(4,976)	(22,050)	(759,444)	—	(786,470)
Financing activities
Net short-term borrowings	24,772	—	—	—	24,772
Proceeds from long-term debt	1,370,423	—	—	—	1,370,423
Repayment of long-term debt	(771,793)	—	—	—	(771,793)
Debt issuance costs	(8,973)	—	—	—	(8,973)
Net change in advances to subsidiaries	(568,347)	(249,605)	817,952	—	—
Excess tax benefits from stock-based compensation	3,137	—	—	—	3,137
Stock issued to employees, net of shares withheld	11,788	—	—	—	11,788
Repurchases of common stock	(12,785)	—	—	—	(12,785)
Dividends paid	(59,660)	—	(9)	—	(59,669)

Net cash provided by (used for) financing activities	(11,438)	(249,605)	817,943	—	556,900
Effect of exchange rate changes on cash and cash equivalents	895	43,575	(48,850)	—	(4,380)

Change in cash and cash equivalents	1,615	1,606	3,388	—	6,609
Cash and cash equivalents, beginning of period	3,201	3,404	39,451	—	46,056

Cash and cash equivalents, end of period	$4,816	$5,010	$42,839	$—	$52,665

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the three months ended October 2, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$533,704	$305,030	$(64,999)	$773,735
Cost of goods sold	—	371,926	230,085	(64,818)	537,193

Gross profit	—	161,778	74,945	(181)	236,542
Selling, general and administrative	(2,260)	84,655	46,640	(181)	128,854
Research and development	108	10,430	6,327	—	16,865

Operating income	2,152	66,693	21,978	—	90,823
Earnings from investment in subsidiaries	(35,774)	—	—	35,774	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(347)	—	—	(347)
Net interest (income) expense	(27,834)	38,462	(1,675)	—	8,953

Income (loss) from continuing operations before income taxes and noncontrolling interest	65,760	28,578	23,653	(35,774)	82,217
Provision for income taxes	11,259	8,907	6,322	—	26,488

Income from continuing operations	54,501	19,671	17,331	(35,774)	55,729
Gain on disposal of discontinued operations, net of tax	549	—	—	—	549

Net income before noncontrolling interest	55,050	19,671	17,331	(35,774)	56,278
Noncontrolling interest	—	—	1,228	—	1,228

Net income attributable to Pentair, Inc.	$55,050	$19,671	$16,103	$(35,774)	$55,050

Net income from continuing operations attributable to Pentair, Inc.	$54,501	$19,671	$16,103	$(35,774)	$54,501

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the nine months ended October 2, 2010

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,577,215	$890,692	$(190,992)	$2,276,915
Cost of goods sold	—	1,094,977	674,009	(190,483)	1,578,503

Gross profit	—	482,238	216,683	(509)	698,412
Selling, general and administrative	(2,006)	249,353	145,949	(509)	392,787
Research and development	380	32,148	18,547	—	51,075

Operating income	1,626	200,737	52,187	—	254,550
Earnings from investment in subsidiaries	(96,737)	—	—	96,737	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(1,370)	(436)	—	(1,806)
Net interest (income) expense	(83,341)	115,440	(5,050)	—	27,049

Income (loss) from continuing operations before income taxes and noncontrolling interest	181,704	86,667	57,673	(96,737)	229,307
Provision for income taxes	31,918	30,326	13,693	—	75,937

Income from continuing operations	149,786	56,341	43,980	(96,737)	153,370
Gain on disposal of discontinued operations, net of tax	1,666	—	—	—	1,666

Net income before noncontrolling interest	151,452	56,341	43,980	(96,737)	155,036
Noncontrolling interest	—	—	3,584	—	3,584

Net income attributable to Pentair, Inc.	$151,452	$56,341	$40,396	$(96,737)	$151,452

Net income from continuing operations attributable to Pentair, Inc.	$149,786	$56,341	$40,396	$(96,737)	$149,786

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

October 2, 2010

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$9,326	$4,059	$43,610	$—	$56,995
Accounts and notes receivable, net	1,289	312,378	235,591	(59,037)	490,221
Inventories	—	242,716	167,356	—	410,072
Deferred tax assets	120,973	35,211	8,351	(113,544)	50,991
Prepaid expenses and other current assets	3,277	11,141	51,155	(17,018)	48,555

Total current assets	134,865	605,505	506,063	(189,599)	1,056,834
Property, plant and equipment, net	16,311	145,260	166,031		327,602
Investments in/advances to subsidiaries	2,365,958	94,241	734,158	(3,194,357)	—
Goodwill	—	1,549,537	521,374	—	2,070,911
Intangibles, net	—	269,886	191,492	—	461,378
Other	58,818	5,914	19,146	(27,845)	56,033

Total other assets	2,424,776	1,919,578	1,466,170	(3,222,202)	2,588,322

Total assets	$2,575,952	$2,670,343	$2,138,264	$(3,411,801)	$3,972,758

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$4,180	$—	$4,180
Current maturities of long-term debt	114,000	16	24,346	(138,325)	37
Accounts payable	5,173	178,350	141,932	(59,039)	266,416
Employee compensation and benefits	33,938	31,613	35,075	—	100,626
Current pension and post-retirement benefits	8,948	—	—	—	8,948
Accrued product claims and warranties	—	23,491	17,292	—	40,783
Income taxes	12,165	8,037	2,000	—	22,202
Accrued rebates and sales incentives	—	28,897	10,169	—	39,066
Other current liabilities	20,988	33,691	52,623	(17,016)	90,286

Total current liabilities	195,212	304,095	287,617	(214,380)	572,544
Other liabilities
Long-term debt	673,200	1,947,442	382,618	(2,329,995)	673,265
Pension and other retirement compensation	139,825	5,856	73,782	—	219,463
Post-retirement medical and other benefits	18,665	37,686	—	(27,845)	28,506
Long-term income taxes payable	23,857	—	—	—	23,857
Deferred tax liabilities	429	198,892	61,995	(113,544)	147,772
Due to/ (from) affiliates	(619,173)	(114,370)	767,246	(33,703)	—
Other non-current liabilities	46,261	4,108	43,312	—	93,681

Total liabilities	478,276	2,383,709	1,616,570	(2,719,467)	1,759,088
Noncontrolling interest	—	—	115,994	—	115,994
Shareholders’ equity attributable to Pentair, Inc.	2,097,676	286,634	405,700	(692,334)	2,097,676

Total liabilities and shareholders’ equity	$2,575,952	$2,670,343	$2,138,264	$(3,411,801)	$3,972,758

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the nine months ended October 2, 2010

	Parent	Guarantor	Non-Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$151,452	$56,341	$43,980	$(96,737)	$155,036
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Gain on disposal of discontinued operations	(1,666)	—	—	—	(1,666)
Equity income of unconsolidated subsidiaries	—	(1,370)	(436)	—	(1,806)
Depreciation	1,795	22,424	18,922	—	43,141
Amortization	604	11,698	7,440	—	19,742
Earnings from investments in subsidiaries	(96,737)	—	—	96,737	—
Deferred income taxes	4,391	39	436	—	4,866
Stock compensation	16,598	—	—	—	16,598
Excess tax benefits from stock-based compensation	(2,193)	—	—	—	(2,193)
Loss on sale of assets	166	—	—	—	166
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	656	(15,688)	(27,558)	6,374	(36,216)
Inventories	—	(21,029)	(28,793)	—	(49,822)
Prepaid expenses and other current assets	34,620	(4,078)	(31,132)	(886)	(1,476)
Accounts payable	(1,434)	51,884	16,010	(6,298)	60,162
Employee compensation and benefits	11,880	4,286	5,434	—	21,600
Accrued product claims and warranties	—	5,777	779	—	6,556
Income taxes	(4,526)	22,916	(377)	—	18,013
Other current liabilities	(18,820)	603	32,900	810	15,493
Pension and post-retirement benefits	(12,070)	(5,355)	2,228	—	(15,197)
Other assets and liabilities	(2,659)	(8,747)	7,652	—	(3,754)

Net cash provided by (used for) operating activities	82,057	119,701	47,485	—	249,243
Investing activities
Capital expenditures	(8,785)	(17,720)	(16,476)	—	(42,981)
Proceeds from sale of property and equipment	—	264	76	—	340
Other	441	—	(1,673)	—	(1,232)

Net cash provided by (used for) investing activities	(8,344)	(17,456)	(18,073)	—	(43,873)
Financing activities
Net short-term borrowings	1,975	27	(27)	—	1,975
Proceeds from long-term debt	493,821	—	—	—	493,821
Repayment of long-term debt	(624,007)	—	—	—	(624,007)
Debt issuance costs	(50)	—	—	—	(50)
Net change in advances to subsidiaries	106,817	(96,159)	(10,658)	—	—
Excess tax benefits from stock-based compensation	2,193	—	—	—	2,193
Stock issued to employees, net of shares withheld	7,861	—	—	—	7,861
Repurchases of common stock	(2,786)	—	—	—	(2,786)
Dividends paid	(55,370)	142	(1,356)	—	(56,584)

Net cash provided by (used for) financing activities	(69,546)	(95,990)	(12,041)	—	(177,577)
Effect of exchange rate changes on cash and cash equivalents	3,127	(4,009)	(3,312)	—	(4,194)

Change in cash and cash equivalents	7,294	2,246	14,059	—	23,599
Cash and cash equivalents, beginning of period	2,032	1,813	29,551	—	33,396

Cash and cash equivalents, end of period	$9,326	$4,059	$43,610	$—	$56,995

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

December 31, 2010

	Parent	Guarantor	Non- Guarantor
In thousands	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,201	$3,404	$39,451	$—	$46,056
Accounts and notes receivable, net	678	357,730	222,319	(63,822)	516,905
Inventories	—	232,369	172,987	—	405,356
Deferred tax assets	115,722	40,064	7,928	(107,365)	56,349
Prepaid expenses and other current assets	8,278	10,098	51,497	(25,242)	44,631

Total current assets	127,879	643,665	494,182	(196,429)	1,069,297
Property, plant and equipment, net	17,392	144,332	167,711	—	329,435
Other assets
Investments in/advances to subsidiaries	2,355,343	89,659	748,181	(3,193,183)	—
Goodwill	—	1,549,537	516,507	—	2,066,044
Intangibles, net	—	265,987	187,583	—	453,570
Other	56,052	4,045	20,139	(25,049)	55,187

Total other assets	2,411,395	1,909,228	1,472,410	(3,218,232)	2,574,801

Total assets	$2,556,666	$2,697,225	$2,134,303	$(3,414,661)	$3,973,533

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$4,933	$—	$4,933
Current maturities of long-term debt	135,678	—	18,154	(153,814)	18
Accounts payable	4,908	170,747	150,517	(63,815)	262,357
Employee compensation and benefits	38,513	32,167	37,315	—	107,995
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,245	23,410	6,640	—	42,295
Income taxes	4,788	633	543	—	5,964
Accrued rebates and sales incentives	—	23,500	10,059	—	33,559
Other current liabilities	9,772	33,227	63,185	(25,242)	80,942

Total current liabilities	214,637	283,684	291,346	(242,871)	546,796
Other liabilities
Long-term debt	702,500	1,947,400	377,539	(2,324,918)	702,521
Pension and other retirement compensation	136,750	112	72,997	—	209,859
Post-retirement medical and other benefits	18,388	36,986	—	(25,049)	30,325
Long-term income taxes payable	23,507	—	—	—	23,507
Deferred tax liabilities	5	213,385	63,173	(107,365)	169,198
Due to/ (from) affiliates	(678,966)	(80,779)	810,652	(50,907)	—
Other non-current liabilities	46,692	1,892	37,711	—	86,295

Total liabilities	463,513	2,402,680	1,653,418	(2,751,110)	1,768,501
Noncontrolling interest	—	—	111,879	—	111,879
Shareholders’ equity attributable to Pentair, Inc.	2,093,153	294,545	369,006	(663,551)	2,093,153

Total liabilities and shareholders’ equity	$2,556,666	$2,697,225	$2,134,303	$(3,414,661)	$3,973,533

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	changes in general economic and industry conditions in markets in which we participate, such as:

•	magnitude, timing and scope of the global economic recovery or any potential future downturn;

•	stabilization or strength of the North American housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

•	increased risks associated with operating foreign businesses, particularly as a result of the CPT acquisition;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	changes in our business strategies, including acquisition and divestiture activities;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

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

On May 12, 2011, we acquired as part of our Water Group the CPT division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2010 revenues generated in European Union countries and Asia-Pacific.

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

Additionally, during the first nine months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible.

Key Trends and Uncertainties

The following trends and uncertainties affected our financial performance in 2010 and the first nine months of 2011 and will likely impact our results in the future:

•

Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. In 2010 and the first nine months of 2011, most markets showed signs of improvement. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operation for the remainder of 2011 and beyond.

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

•

After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010 and the first nine months of 2011. Although stabilized, these end markets have not shown significant signs of improvement and continue at historically low levels. While we expect new product introductions, expanded distribution, and channel penetration to result in volume increases for the remainder of 2011, continued stagnation in new housing construction and new pool starts could negatively impact our ability to grow sales in the future. Overall, we believe approximately 35% of Pentair sales are used in global residential applications for replacement, refurbishment, remodeling, repair and new construction.

•

Industrial markets slowed significantly in 2009. Order rates and sales improved in our industrial business in 2010 and the first nine months of 2011. We believe that the outlook for industrial markets is mixed. Any significant reduction in global capital spending could adversely impact our results in the future.

•

Through 2010 and the first nine months of 2011, we experienced material and other cost inflation. We strive for productivity improvements and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
	October 1,	October 2,			October 1,	October 2,
In thousands	2011	2010	$ change	% change	2011	2010	$ change	% change
Net sales	$890,546	$773,735	$116,811	15.1%	$2,590,994	$2,276,915	$314,079	13.8%

Net sales by segment and the change from prior year period were as follows:

	Three months ended				Nine months ended
	October 1,	October 2,			October 1,	October 2,
In thousands	2011	2010	$ change	% change	2011	2010	$ change	% change
Water Group	$614,557	$512,587	$101,970	19.9%	$1,761,919	$1,539,943	$221,976	14.4%
Technical Product Group	275,989	261,148	14,841	5.7%	829,075	736,972	92,103	12.5%

Net sales	$890,546	$773,735	$116,811	15.1%	$2,590,994	$2,276,915	$314,079	13.8%

The components of the net sales change in 2011 from 2010 were as follows:

	% Change from 2010
	Three months ended			Nine months ended
Percentages	Water Group	Technical Products Group	Total	Water Group	Technical Products Group	Total
Volume	(0.9)	0.6	(0.5)	2.6	8.3	4.5
Acquisition	17.2	—	11.5	9.2	—	6.2
Price	1.9	2.4	2.1	0.9	1.8	1.2
Currency	1.7	2.7	2.0	1.7	2.4	1.9

Total	19.9	5.7	15.1	14.4	12.5	13.8

Consolidated net sales

The 15.1 and 13.8 percentage point increases in consolidated net sales in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•	higher sales of certain pump, pool and filtration products primarily serving the North American and Western European residential markets and other global markets;

•	higher sales within the industrial, general electronics and energy vertical markets of our Technical Products Group;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable foreign currency effects.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011;

•	lower sales within the communications vertical market of our Technical Products Group.

Water Group

The 19.9 and 14.4 percentage point increases in Water Group net sales in each of the third quarter and first nine months, respectively of 2011 from 2010 were primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth for the third quarter and first nine months, respectively, of 2011 primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American and Western European residential markets and other global markets;

•	continued sales growth in Latin America, India and emerging markets in the Asia-Pacific region;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011.

Technical Products Group

The 5.7 and 12.5 percentage point increases in Technical Product Group net sales in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily driven by:

•	an increase in sales in industrial, general electronics and energy vertical markets;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales within the communications vertical market.

Gross Profit

	Three months ended				Nine months ended
	October 1,	%of	October 2,	%of	October 1,	%of	October 2,	%of
In thousands	2011	sales	2010	sales	2011	sales	2010	sales
Gross Profit	$272,062	30.6%	$236,542	30.6%	$808,857	31.2%	$698,412	30.7%

Percentage point change	- pts				0.5 pts

Gross profit as a percentage of sales was flat in the third quarter of 2011 compared to 2010 and increased 0.5 percentage points in the first nine months of 2011 compared to 2010 primarily as a result of:

•	higher sales volumes in our Water and Technical Products Groups and higher fixed cost absorption resulting from that volume;

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices in our Water and Technical Products Groups to mitigate inflationary cost increases.

These increases were partially offset by:

•	inflationary increases related to certain raw materials and labor costs; and

•	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting.

Selling, general and administrative (SG&A)

	Three months ended				Nine months ended
	October 1,	%of	October 2,	%of	October 1,	%of	October 2,	%of
In thousands	2011	sales	2010	sales	2011	sales	2010	sales
SG&A	$159,068	17.9%	$128,854	16.7%	$462,260	17.8%	$392,787	17.3%

Percentage point change	1.2 pts				0.5 pts

The 1.2 and 0.5 percentage point increases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily due to:

•	higher costs associated with the integration and intangible amortization related to the May 2011 acquisition of CPT;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in the second and third quarters of 2010;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs.

These increases were partially offset by:

•	higher sales volumes in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses.

Research and development (R&D)

	Three months ended				Nine months ended
	October 1,	%of	October 2,	%of	October 1,	%of	October 2,	%of
In thousands	2011	sales	2010	sales	2011	sales	2010	sales
R&D	$20,091	2.3%	$16,865	2.2%	$58,095	2.3%	$51,075	2.2%

Percentage point change	0.1 pts				0.1 pts

The 0.1 percentage point increase in R&D expense as a percentage of sales in each of the third quarter and first nine months of 2011 from 2010 was primarily due to:

•	higher costs associated with the May 2011 acquisition of CPT; and

•	continued investments in the development of new products to generate growth.

These increases were partially offset by:

•	higher sales volumes in both our Water and Technical Products Groups, which resulted in increased leverage on the fixed operating expenses.

Operating income

Water Group

	Three months ended				Nine months ended
	October 1,	%of	October 2,	%of	October 1,	%of	October 2,	%of
In thousands	2011	sales	2010	sales	2011	sales	2010	sales
Operating Income	$59,608	9.7%	$58,457	11.4%	$200,657	11.4%	$176,549	11.5%

Percentage point change	(1.7) pts				(0.1) pts

The 1.7 and 0.1 percentage point decreases in Water segment operating income as a percentage of net sales in the third quarter and first nine months, respectively, of 2011 as compared to 2010 were primarily the result of:

•	lower margin associated with May 2011 acquisition of CPT, inclusive of the fair market value step-up, integration and intangible amortization;

•	cost increases for certain raw materials and labor;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in the second and third quarters of 2010; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.

These decreases were partially offset by:

•	higher sales volume in our Water Group, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Technical Products Group

	Three months ended				Nine months ended
	October 1,	%of	October 2,	%of	October 1,	%of	October 2,	%of
In thousands	2011	sales	2010	sales	2011	sales	2010	sales
Operating Income	$48,611	17.6%	$42,605	16.3%	$144,959	17.5%	$113,693	15.4%

Percentage point change	1.3 pts				2.1 pts

The 1.3 and 2.1 percentage point increases in Technical Products Group operating income as a percentage of sales in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily the result of:

•	higher sales volume, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases related to certain raw materials, such as carbon steel, as well as labor; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.

Net interest expense

	Three months ended				Nine months ended
	October 1,	October 2,			October 1,	October 2,
In thousands	2011	2010	$change	%change	2011	2010	$change	%change
Net interest expense	$17,373	$8,953	$8,420	94.0%	$41,311	$27,049	$14,262	52.7%

The 94.0 and 52.7 percentage point increases in interest expense in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily the result of:

•	the impact of higher debt levels in the third quarter and first nine months, respectively, of 2011 following the May 2011 acquisition of CPT.

Provision for income taxes

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
In thousands	2011	2010	2011	2010
Income from continuing operations before income taxes and noncontrolling interest	$76,104	$82,217	$248,672	$229,307
Provision for income taxes	24,050	26,488	76,447	75,937
Effective tax rate	31.6%	32.2%	30.7%	33.1%

The 0.6 and 2.4 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2011 from 2010 were primarily the result of:

•	certain discrete items in the first nine months of 2011 that did not occur in 2010;

•	the mix of global earnings; and

•	favorable tax benefits related to the acquisition of CPT in the second quarter of 2011.

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

Operating activities

Cash provided by operating activities was $240.6 million in the first nine months of 2011 compared to $249.2 million in the prior year period. The decrease in cash provided by operating activities was due primarily to an increase in working capital, partially offset by an increase in income from continuing operations.

Investing activities

Capital expenditures in the first nine months of 2011 were $53.1 million compared with $43.0 million in the prior year period. We currently anticipate capital expenditures for fiscal 2011 will be approximately $70 million, primarily for capacity expansions in our key growth markets, new product development and replacement equipment.

On January 31, 2011 we acquired as part of our Water Group all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.

On May 12, 2011, we acquired as part of our Water Group the CPT division from privately held Norit Holding for $715.3 million.

Additionally, during the first nine months of 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to our Water Group.

Financing activities

Net cash provided by financing activities was $556.9 million in the first nine months of 2011 compared with cash used for financing activities of $177.6 million in the prior year period. The increase primarily relates to borrowing utilized to fund the CPT acquisition. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees and tax benefits related to stock-based compensation.

On May 9, 2011, we completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries that are also guarantors under our primary bank credit facility. We used the net proceeds from the offering of the Notes to finance in part the CPT acquisition.

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of October 1, 2011, we had no commercial paper outstanding.

Total availability under our existing Credit Facility was $518.0 million as of October 1, 2011, which was not limited by any of the credit agreement’s financial covenants as of that date.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.75 to 1.0 as of October 1, 2011 and 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter. We were in compliance with all financial covenants in our debt agreements as of October 1, 2011.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $76.0 million, of which $40.0 million was outstanding at October 1, 2011. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $18.1 million at October 1, 2011.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of October 1, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

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

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders annually. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first nine months of 2011 were $59.7 million, or $0.60 per common share, compared with $56.6 million, or $0.57 per common share, in the prior year period. We have increased dividends every year for the last 35 years and expect to continue paying dividends on a quarterly basis.

The total gross liability for uncertain tax positions was $24.6 million, $24.3 million and $24.6 million at October 1, 2011, December 31, 2010 and October 2, 2010, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

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

	Nine months ended
	October 1,	October 2,
In thousands	2011	2010
Net cash provided by (used for) operating activities	$240,559	$249,243
Capital expenditures	(53,063)	(42,981)
Proceeds from sale of property and equipment	139	340

Free cash flow	$187,635	$206,602

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended October 1, 2011. For additional information, refer to Item 7A of our 2010 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended October 1, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended October 1, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of October 1, 2011, we had $1,348.4 million of total debt on a consolidated basis. We increased our indebtedness materially in connection with our acquisition of CPT. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial markets (for both the Technical Products and Water Groups) and residential markets (for the Water Group). Important factors for our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for residential housing and home improvement activity fell in 2007, 2008 and 2009, which reduced revenue growth in the residential businesses within our Water Group. While we saw some stabilization in 2010 and the first nine months of 2011, we believe that weakness in this market could negatively impact our revenues and margins in future periods. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

Our inability to sustain organic growth could adversely affect our financial performance.

Over the past five years, our organic growth has been generated in part from expanding international sales, entering new distribution channels, introducing new products and price increases. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products and increase sales of existing products to our customer base. Difficult economic and competitive factors materially and adversely impacted our financial performance in 2009. These conditions started to improve in many of our end markets in 2010 and the first nine months of 2011, but we cannot assure you that these markets will continue to improve nor that we will be able to increase revenues and profitability to match our earlier financial performance. We have chosen to focus our growth initiatives in specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

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

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At October 1, 2011 our goodwill and intangible assets were approximately $3,136.0 million and represented approximately 64.2% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the third quarter of 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 — July 30, 2011	628	$41.06	—	$25,000,000
July 31 — August 27, 2011	361,042	$31.94	359,300	$13,531,220
August 28 — October 1, 2011	209,079	$34.51	30,000	$12,501,935

Total	570,749		389,300

(a)	The purchases in this column includes 628 shares for the period July 3 – July 30, 2011, 1,742 shares for the period July 31 – August 27, 2011 and 179,079 shares for the period August 28 – October 1, 2011 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.
(b)	The average price paid in this column includes shares repurchased as part of our publicly announced plan and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.
(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.
(d)	In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of October 1, 2011, we had repurchased 389,300 shares for $12.5 million pursuant to this authorization. This authorization expires in December 2011.

ITEM 6. Exhibits

(a) Exhibits

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2011 and October 2, 2010, (ii) the Condensed Consolidated Balance Sheets as of October 1, 2011, December 31, 2010 and October 2, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 1, 2011 and October 2, 2010, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2011.

PENTAIR, INC. Registrant

By:	/s/ John L. Stauch
John L. Stauch Executive Vice President and Chief Financial Officer

By:	/s/ Mark C. Borin
Mark C. Borin Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended October 1, 2011

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income for the three and nine months ended October 1, 2011 and October 2, 2010, (ii) the Condensed Consolidated Balance Sheets as of October 1, 2011, December 31, 2010 and October 2, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended October 1, 2011 and October 2, 2010, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended October 1, 2011 and October 2, 2010, and (v) Notes to Condensed Consolidated Financial Statements.