Form 10-K
period 2011-12-31
PENTAIR INC
filed 2012-02-21
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $41.27 per share as reported on the New York Stock Exchange on July 2, 2011 (the last business day of Registrant’s most recently completed second quarter): $3,886,388,296

The number of shares outstanding of Registrant’s only class of common stock on December 31, 2011 was 98,622,564.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on April 25, 2012, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	BUSINESS

GENERAL

Pentair, Inc. is a focused diversified industrial manufacturing company comprised of two operating segments: Water & Fluid Solutions and Technical Products. Water & Fluid Solutions is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Technical Products is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them.

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

WATER & FLUID SOLUTIONS

Pentair Water & Fluid Solutions is a leading provider of innovative water management and fluid processing products and solutions. Our comprehensive product suite addresses a broad array of fluid handling needs, with products ranging from energy-efficient pumps and point-of-use filtration to engineered pumps and fluid processing systems. Water & Fluid Solutions’ products have a wide range of residential, industrial, commercial, municipal and agricultural applications.

Water & Fluid Solutions comprises the three platforms shown below:

Flow

In our Flow platform, we manufacture and sell products ranging from light duty diaphragm pumps to high-flow turbine pumps and solid handling pumps while serving the global residential, municipal, commercial, industrial and agricultural end-markets. Our pumps are used in a range of applications, including use in residential and municipal wells, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation and transfer, fire suppression, flood control, agricultural irrigation and crop spray. The Flow platform is a combination of the former Residential Flow and Engineered Flow global business units.

Brand names for Flow include Aurora®, Berkeley®, Fairbanks Morse™, Flotec®, Hydromatic®, Hypro®, JUNG PUMPEN®, Myers®, Nijhuis™, Onga™ and STA-RITE®.

Treatment & Process

In our Treatment & Process platform, we manufacture and sell water and fluid treatment products and systems, including pressure tanks and vessels, control valves, activated carbon products, conventional filtration products, point-of-entry and point-of-use systems, gas recovery solutions, membrane bioreactors, wastewater reuse systems and advanced membrane filtration and separation systems into the global residential, industrial, commercial, and municipal end-markets. These products are used in a range of applications, including use in fluid filtration, ion exchange, desalination, food and beverage, food service, separation technologies for the oil and gas industry, medical and hydraulic, marine and recreational vehicles. The Treatment & Process platform is a combination of the former Residential Filtration and Filtration Solutions global business units.

Brand names for Treatment & Process include Aquamatic®, Autotrol®, CodeLine®, Everpure®, Fleck®, Haffmans™, OMNIFILTER®, Pentair®, SHURflo®, Structural™ and X-Flow®.

Aquatic Systems

In our Aquatic Systems platform, we manufacture and sell a complete line of energy-efficient residential and commercial pool equipment and accessories including pumps, filters, heaters and heat pumps, lights, automatic controls, automatic cleaners, maintenance equipment and pool accessories. Applications for our Aquatic Systems products include residential and commercial pool maintenance, pool repair, renovation, service and construction and aquaculture solutions. The Aquatic Systems platform is the former Pool global business unit.

Brand names for Aquatic Systems include Kreepy Krauly®, Onga™, Pentair®, Pentair Pool Products®, Pentair Water Pool and Spa® and STA-RITE®.

Customers

Water & Fluid Solutions distributes its products through wholesale distributors, retail distributors, original equipment manufacturers, home centers, home and pool builders and directly to customers and end-users. Information regarding significant customers in Water & Fluid Solutions is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

We experience seasonal demand in a number of markets within Water & Fluid Solutions. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Competition

Water & Fluid Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the markets in which we compete. Consolidation and globalization are continuing trends in the water industry. Competition in commercial and residential flow technologies markets focuses on brand names, product performance (including energy-efficient offerings), quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service and price. Competition in fluid treatment, filtration and processing focuses on product performance and design, quality, delivery and price. For pool equipment, competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing market penetration.

TECHNICAL PRODUCTS

Pentair Technical Products is a leading provider of products that guard and protect some of the world’s most sensitive electronics and electronic equipment, ensuring their safe, secure and reliable performance. Our innovative product offering includes mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes and associated thermal management systems. Our products serve a range of end-markets, including use in industrial, communications (including telecommunications and data communications), networking, general electronics, energy, commercial infrastructure, security and defense and medical.

Brand names for Technical Products include Hoffman®, McLean® and Schroff®.

Customers

Technical Products distributes its products through electrical and data contractors, electrical and electronic components distributors and original equipment manufacturers. Information regarding significant customers in Technical Products is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Seasonality

Technical Products is not significantly affected by seasonal demand fluctuations.

Competition

Competition in the technical products markets can be intense, particularly in the Communications market, where product design, prototyping, global supply, price competition and customer service are significant factors. Technical Products has continued to focus on cost control and improving profitability. Recent sales increases in Technical Products are the result of growth from initiatives focused on product development, continued channel penetration, growth in targeted market segments, geographic expansion and price increases. Consolidation, globalization and outsourcing are visible trends in the technical products marketplace and typically play to the strengths of a large and globally positioned supplier. We believe Technical Products has the global manufacturing capability and broad product portfolio to support the globalization and outsourcing trends.

RECENT DEVELOPMENTS

On May 12, 2011, we acquired as part of Water & Fluid Solutions, the Clean Process Technologies (“CPT) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2011 and 2010 revenues generated in European Union and Asia-Pacific countries.

INFORMATION REGARDING ALL BUSINESS SEGMENTS

Backlog

Our backlog of orders as of December 31 by segment was:

In thousands	2011	2010	$ change	% change
Water & Fluid Solutions	$368,008	$212,929	$155,079	72.8%
Technical Products	109,757	127,658	(17,901)	(14.0)%

Total	$477,765	$340,587	$137,178	40.3%

The $155.1 million increase in Water & Fluid Solutions backlog was primarily due to increased backlog related to the May, 2011 acquisition of CPT. The $17.9 million decrease in Technical Products backlog reflected larger telecommunications project backlog at December 31, 2010. Due to the relatively short manufacturing cycle and general industry practice for the majority of our businesses, backlog, which typically represents less than 60 days of shipments, is not deemed to be a significant item. A substantial portion of our revenues result from orders received and product sold in the same month. We expect that most of our backlog at December 31, 2011 will be filled in 2012.

Research and development

We primarily conduct research and development activities in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2011, 2010 and 2009 were $78.2 million, $67.2 million and $57.9 million, respectively.

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

Employees

As of December 31, 2011, we employed approximately 15,300 people worldwide. Total employees in the United States were approximately 6,900, of whom approximately 440 are represented by four different trade unions having collective bargaining agreements. Generally, labor relations have been satisfactory.

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

Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements – Insurance Subsidiary, included in this Form 10-K.

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

You should carefully consider the following risk factors and warnings before making an investment decision. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment. You should also refer to other information set forth in this document. We assume no obligation, and disclaim any duty, to update risk factors in this report except as required by law.

General economic conditions, including difficult credit and residential construction markets, affect demand for our products.

We compete around the world in various geographic regions and product markets. Among these, the most significant are global industrial markets (for both Technical Products and Water & Fluid Solutions) and residential markets (for Water & Fluid Solutions). Important factors for our businesses include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing for our customers and end-users; and interest rates. New construction for housing and home improvement activity fell in 2007, 2008 and 2009, which reduced revenue growth in the residential business within Water & Fluid Solutions. While we saw some stabilization in 2010 and 2011, we believe that weakness in this market could negatively impact our revenues and margins in future periods. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.

Sales outside of the United States, including export sales from our domestic businesses, accounted for approximately 40% of our net sales in 2011. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax laws or rulings could have an adverse impact on our effective tax rate;

•	the difficulty of protecting intellectual property in foreign countries; and

•	changes in and required compliance with a variety of foreign laws and regulations.

As a result of our international operations and sales, we are subject to the Foreign Corrupt Practices Act, the United Kingdom Bribery Act and other laws that prohibit improper payments or offers of improper payments. Our international activities create risk under such laws because our employees, consultants, sales agents or distributors are not always subject to our direct control. Any violations or alleged violations of these laws could result in significant fines or settlements, criminal sanctions against us or our employees, reputational damage and prohibitions on the conduct of our business, including our business with the U.S. government.

Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our international operations are subject to foreign market and currency fluctuation risks and the European Union debt crisis could adversely affect our results.

We expect the percentage of our sales outside of the United States to continue to increase in the future. In some cases, foreign markets are susceptible to greater political, economic and social volatility than in our other markets. Furthermore, our increased foreign business operations expose us to currency fluctuations which could materially affect our financial results. The European Union currently accounts for the majority of our foreign sales and income. The current debt crisis in Europe could lead to the re-introduction of individual currencies in certain European Union countries or in the wholesale dissolution of the euro currency. The resulting impact on euro-denominated obligations and assets is impossible to predict, but it could adversely affect the value of such obligations and assets. Also, the effect of the debt crisis in Europe could have an adverse affect on the capital markets generally, specifically impacting the ability of our business and financial partners to finance their businesses on acceptable terms, if at all, the availability of materials and supplies and demand for our products.

Our inability to sustain organic growth could adversely affect our financial performance.

Over the past five years, our organic growth has been generated in part from expanding international sales, entering new distribution channels, introducing new products and price increases. To grow more rapidly than our end markets, we would have to continue to expand our geographic reach, further diversify our distribution channels, continue to introduce new products and increase sales of existing products to our customer base. Difficult economic and competitive factors may materially and adversely impact our financial performance. We have chosen to focus our growth initiatives in specific end markets and geographies. We cannot assure you that these growth initiatives will be sufficient to offset revenue declines in other markets.

We may not be able to expand through acquisitions and acquisitions we complete may adversely affect our financial performance.

We intend to continue to evaluate strategic acquisitions primarily in our current business segments, though we may consider acquisitions outside of these segments as well. Our ability to expand through acquisitions is subject to various risks, including the following:

•	Limitations on pursuing acquisitions due to increased leverage;

•	Higher acquisition prices;

•	Lack of suitable acquisition candidates in targeted product or market areas; and

•	Increased competition for acquisitions, especially in the water industry.

We may not realize the anticipated benefits of acquisitions, any benefits may take longer to realize than we expect and acquisitions we complete may adversely affect our financial performance.

Any acquisition involves the integration of acquired operations with our existing operations and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to such an integration and delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are successful in integrating acquired operations, we may not achieve the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or within the time we expect. Acquisitions we may undertake could have a material adverse effect on our operating results, particularly in the fiscal quarters immediately following the acquisitions, while we attempt to integrate operations of the acquired businesses into our operations. In addition, we may have not discovered during due diligence all facts and factors that could produce unintended or unexpected consequences for us, including financial liabilities, which could be material and result in us not achieving the expected benefits from the acquisition within our desired time frames, if at all.

As we continue our integration of CPT’s operations with our existing operations, uncertainties remain and we may not achieve the full expected benefits of that acquisition, including revenue synergies, cost savings and operational efficiencies, or within the time we expect.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2011, we had $1,309.1 million of total debt on a consolidated basis. Any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	cash requirements to support the payment of interest on our outstanding indebtedness may increase;

•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;

•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;

•	our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and

•	our flexibility to make acquisitions and develop technology may be limited.

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

Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

The availability and cost of capital could have a negative impact on our financial performance.

Our plans to vigorously compete in our chosen markets will require additional capital for future acquisitions, capital expenditures, growth of working capital and continued international and regional expansion. In the past, we have financed growth of our businesses primarily through cash from operations and debt financing. While we have availability under our primary credit agreements on what we believe to be favorable terms, future acquisitions or other uses of funds may require us to expand our debt financing resources or to issue equity securities. Our financial results may be adversely affected if new financing is not available on favorable terms or if interest costs under our debt financings are higher than the income generated by acquisitions or other internal growth. In addition, future share issuances could be dilutive to your equity investment if we sell shares into the market or issue additional stock as consideration in any acquisition. We cannot assure you that we will be able to issue equity securities or obtain future debt financing at favorable terms. Without sufficient financing, we will not be able to pursue our targeted growth strategy and our acquisition program, which may limit our revenue growth and future financial performance.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At December 31, 2011 our goodwill and intangible assets were approximately $2,866.2 million and represented approximately 62.5% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million in the fourth quarter of 2011. This represents impairment of goodwill in our Residential Filtration reporting unit, part of Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Material cost and other inflation have adversely affected and could continue to affect our results of operations.

In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. We cannot assure you, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

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

We experience seasonal demand in a number of markets within Water & Fluid Solutions. End-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. We cannot assure you that seasonality and weather conditions will not have a material adverse effect on our results of operations.

Intellectual property challenges may hinder product development and marketing.

Patents, non-compete agreements, proprietary technologies, customer relationships, trade marks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties

Our results of operations may be negatively impacted by litigation.

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

Our principal executive office is in leased premises located in Golden Valley, Minnesota. We carry out our Water & Fluid Solutions manufacturing operations at 26 plants located throughout the United States and at 21 plants located in 12 other countries. In addition, Water & Fluid Solutions has 35 distribution facilities and 53 sales offices located in numerous countries throughout the world. We carry out our Technical Products manufacturing operations at 6 plants located throughout the United States and 10 plants located in 8 other countries. In addition, Technical Products has 9 distribution facilities and 25 sales offices located in numerous countries throughout the world.

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

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in “Legal Proceedings” could change in the future.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States. As of December 31, 2011 and 2010, our undiscounted reserves for such environmental liabilities were approximately $1.5 million and $1.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	56	Chief Executive Officer since January 2001 and Chairman of the Board effective May 1, 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.

Michael V. Schrock	59	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Products, October 2005 — September 2006; President and Chief Operating Officer of Enclosures, October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell Inc., 1994 — 1998.

John L. Stauch	47	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.

Frederick S. Koury	51	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources at Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.

Angela D. Lageson	43	Senior Vice President, General Counsel and Secretary since February 2010; Assistant General Counsel, November 2002 — February 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., January 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. October 1996 — January 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A. 1992 — 1996.

Michael G. Meyer	53	Vice President of Treasury and Tax since April 2004; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.

Mark C. Borin	44	Corporate Controller and Chief Accounting Officer since March 2008; Partner in the audit practice of the public accounting firm KPMG LLP, June 2000 — March 2008; Various positions in the audit practice of KPMG LLP, September 1989 — June 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the New York Stock Exchange and trades under the symbol “PNR.” As of December 31, 2011, there were 3,631 shareholders of record.

The high, low and closing sales price for our common stock and the dividends declared for each of the quarterly periods for 2011 and 2010 were as follows:

	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$38.97	$41.38	$42.43	$38.62	$36.40	$39.32	$35.68	$37.22
Low	$34.85	$36.74	$29.73	$30.38	$29.55	$30.62	$29.41	$31.89
Close	$38.00	$41.27	$32.01	$33.29	$36.08	$31.57	$33.57	$36.51
Dividends declared	$0.20	$0.20	$0.20	$0.20	$0.19	$0.19	$0.19	$0.19

Pentair has paid 144 consecutive quarterly dividends and has increased dividends each year for 35 consecutive years.

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

The following graph sets forth the cumulative total shareholder return on our common stock for the last five years, assuming the investment of $100 on December 31, 2006 and the reinvestment of all dividends since that date to December 31, 2011. The graph also contains for comparison purposes the S&P 500 Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

By virtue of our market capitalization, we are a component of the S&P MidCap 400 Index. On the basis of our size and diversity of businesses, we have not found a readily identifiable peer group for purposes of the following graph. We believe the S&P MidCap 400 Index is an appropriate comparison. We have evaluated other published indices, but have determined that the results are skewed by significantly larger companies included in the indices. We believe such a comparison would not be meaningful.

	Base Period December	INDEXED RETURNS
		Years Ending December 31:
Company / Index	2006	2007	2008	2009	2010	2011
PENTAIR INC	100	112.85	78.36	109.90	127.08	118.39
S&P 500 INDEX	100	105.49	66.46	84.05	96.71	98.76
S&P MIDCAP 400 INDEX	100	107.98	68.86	94.60	119.80	117.72

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common stock during the fourth quarter of 2011:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 — October 29, 2011	—	$0.00	—	$12,501,935
October 30 — November 26, 2011	163	$36.69	—	$12,501,935
November 27 — December 31, 2011	1,398	$35.80	—	$12,501,935
Total	1,561		—

(a)	The purchases in this column includes 0 shares for the period October 2 – October 29, 2011, 163 shares for the period October 30 – November 26, 2011 and 1,398 shares for the period November 27 – December 31, 2011 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column if any, represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2011, we had repurchased 389,300 shares for $12.5 million pursuant to this authorization, which expired in December 2011. In December 2011, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2011.

	Years Ended December 31,
In thousands, except per-share data	2011	2010	2009	2008	2007
Statement of Operations Data:
Net sales	$3,456,686	$3,030,773	$2,692,468	$3,351,976	$3,280,903
Operating income	168,517	334,155	219,948	324,685	379,049
Net income from continuing operations attributable to
Pentair, Inc.	34,222	198,454	115,512	256,363	212,118
Per Share Data:
Basic:
EPS from continuing operations attributable to
Pentair, Inc.	$0.35	$2.02	$1.19	$2.62	$2.15
Weighted average shares	98,233	98,037	97,415	97,887	98,762
Diluted:
EPS from continuing operations attributable to
Pentair, Inc.	$0.34	$2.00	$1.17	$2.59	$2.12
Weighted average shares	99,753	99,294	98,522	99,068	100,205
Cash dividends declared per common share	$0.80	$0.76	$0.72	$0.68	$0.60
Balance Sheet Data:
Total assets	$4,586,313	$3,973,533	$3,911,334	$4,053,213	$4,000,614
Total debt	1,309,087	707,472	805,637	954,092	1,060,586
Total shareholders equity	2,047,392	2,205,032	2,126,340	2,020,069	1,910,871

In February and April 2007, we acquired the outstanding shares of capital stock of Jung Pump and all of the capital interests of Porous Media, respectively, as part of Water & Fluid Solutions. In May 2007, we acquired as part of Technical Products, the assets of Calmark. In June 2008, we entered into a transaction with GE that was accounted for as an acquisition of an 80.1 percent ownership interest in GE’s global water softener and residential water filtration business in exchange for a 19.9 percent interest in our global water softener and residential water filtration business. This transaction resulted in a pre-tax non-cash gain of $109.6 million. In May 2011, we acquired as part of Water & Fluid Solutions, the Clean Process Technologies division of privately held Norit Holding B.V. In the fourth quarter of 2011, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million.

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

•	changes in general economic and industry conditions in markets in which we participate, such as:

•	magnitude, timing and scope of the global economic recovery or any potential future downturn;

•	stabilization or strength of the North American housing markets;

•	the strength of product demand and the markets we serve;

•	the intensity of competition, including that from foreign competitors;

•	pricing pressures;

•	the financial condition of our customers;

•	market acceptance of our new product introductions and enhancements;

•	the introduction of new products and enhancements by competitors;

•	our ability to maintain and expand relationships with large customers;

•	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

•	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

•	increased risks associated with operating foreign businesses;

•	risks associated with our level of indebtedness and leverage and the potential need for additional financing in the future;

•	our ability to access capital markets and obtain anticipated financing under favorable terms;

•	changes in our business strategies, including acquisition and divestiture activities;

•	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

•	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

•	domestic and foreign governmental and regulatory policies;

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

Overview

We are a focused diversified industrial manufacturing company comprised of two operating segments: Water & Fluid Solutions and Technical Products. Water & Fluid Solutions is a global leader in providing innovative products and systems used worldwide in the movement, storage, treatment and enjoyment of water. Technical Products is a leader in the global enclosures and thermal management markets, designing and manufacturing standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. In 2011, Water & Fluid Solutions and Technical Products accounted for approximately 2/3 and 1/3 of total revenues, respectively.

Water & Fluid Solutions has progressively become a more important part of our business portfolio with sales increasing from approximately $125 million in 1995 to approximately $2.4 billion in 2011. We believe the water industry is structurally attractive as a result of a growing demand for clean water and the large global market size. Our vision is to be a leading global provider of innovative products and systems used in the movement, storage, treatment and enjoyment of water.

Technical Products operates in a large global market with significant potential for growth in industry segments such as industrial, energy, infrastructure and communications. We believe we have the largest industrial and commercial distribution network in North America for enclosures and the highest brand recognition in the industry in North America.

In May 2011, we acquired as part of Water & Fluid Solutions, the CPT division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2011 and 2010 revenues generated in European Union and Asia-Pacific countries.

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

In January 2011 we acquired as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships, of $5.5 million with an estimated life of 13 years.

Additionally, during 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to Water & Fluid Solutions. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible.

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million in the fourth quarter of 2011. This represents impairment of goodwill in our Residential Filtration reporting unit, part of Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Key Trends and Uncertainties

Our sales revenue for the full year of 2011 was approximately $3.5 billion, increasing 14% from sales in the prior year. Water & Fluid Solutions sales increased 16% in the year to approximately $2.4 billion, compared to the same period in 2010. Technical Products sales increased 10% to approximately $1.1 billion as compared to the same period in 2010.

The following trends and uncertainties affected our financial performance in 2011 and will likely impact our results in the future:

•

Most markets we serve slowed dramatically in late 2008 and throughout 2009 as a result of the global recession. In 2010 and 2011, most markets showed signs of improvement. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operation for 2012 and beyond.

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

•

After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010 and 2011. Although stabilized, these end markets have not shown significant signs of improvement and continue at historically low levels. While we expect new product introductions, expanded distribution and channel penetration to result in volume increases for 2012, continued stagnation in new housing construction and new pool starts could negatively impact our ability to grow sales in the future. Overall, we believe approximately 35% of Pentair sales are used in global residential applications for replacement, refurbishment, remodeling, repair and new construction.

•

Industrial markets slowed significantly in 2009. Order rates and sales improved in our industrial business in 2010 and 2011. We believe that the outlook for industrial markets is mixed. Any significant reduction in global capital spending could adversely impact our results in the future.

•

Through 2010 and 2011, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

Primarily due to lower discount rates, our unfunded pension liabilities increased by $41 million to approximately $242 million as of the end of 2011. We anticipate that our 2012 pension expense will increase over 2011 levels.

•

We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2011 was approximately $248 million, exceeding our goal of 100% net income conversion. We continue to expect to generate free cash flow in excess of net income from continuing operations in 2012. We are continuing to target reductions in working capital and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

In 2012, our operating objectives include the following:

•	Increasing our presence in fast growth regions and vertical market focus to grow in those markets in which we have competitive advantages;

•	Optimizing our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations; and

•	Focusing on developing global talent in light of our increased global presence (39% of our 2011 net sales were generated outside the United States).

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

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the year-over-year changes were as follows:

In thousands	2011	2010	$ change	% change	2010	2009	$ change	% change
Net sales	$3,456,686	$3,030,773	$425,913	14.1%	$3,030,773	$2,692,468	$338,305	12.6%

Sales by segment and year-over-year changes were as follows:

				2011 vs. 2010		2010 vs. 2009
In thousands	2011	2010	2009	$ change	% change	$ change	% change
Water & Fluid Solutions	$2,369,804	$2,041,281	$1,847,764	$328,523	16.1%	$193,517	10.5%
Technical Products	1,086,882	989,492	844,704	97,390	9.8%	144,788	17.1%
Total	$3,456,686	$3,030,773	$2,692,468	$425,913	14.1%	$338,305	12.6%

The components of the net sales change were as follows:

	2011 vs. 2010			2010 vs. 2009
Percentages	Water & Fluid Solutions	Technical Products	Total	Water & Fluid Solutions	Technical Products	Total
Volume	2.4	6.2	3.7	10.6	17.0	12.6
Acquisition	11.5	—	7.7	—	—	—
Price	1.0	1.9	1.3	(0.3)	0.7	—
Currency	1.2	1.7	1.4	0.2	(0.6)	—
Total	16.1	9.8	14.1	10.5	17.1	12.6

Consolidated net sales

The 14.1 percentage point increase in consolidated net sales in 2011 from 2010 was primarily the result of:

•	higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth primarily due to higher sales in Water & Fluid Solutions of certain pump, pool and filtration products primarily serving the North American residential housing market and other global markets;

•	higher sales within the industrial, energy and general electronics vertical markets of Technical Products;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011; and

•	lower sales within the communications vertical market of Technical Products.

The 12.6 percentage point increase in consolidated net sales in 2010 from 2009 was primarily driven by:

•	higher sales volume in Technical Products;

•

higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American residential housing markets and other global markets following the global recession in 2009; and

•	increased sales resulting from the Gulf Intracoastal Waterway Project.

Water & Fluid Solutions

The 16.1 percentage point increase in Water & Fluid Solutions sales in 2011 from 2010 was primarily the result of:

•	higher sales volume as a result of the May 2011 acquisition of CPT;

•	organic sales growth primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American residential housing market and other global markets;

•	continued sales growth in Latin America, India and emerging markets in the Asia Pacific region;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011.

The 10.5 percentage point increase in Water & Fluid Solutions net sales in 2010 from 2009 was primarily driven by:

•

organic sales growth of approximately 10.3 percent in 2010 (excluding foreign currency exchange) primarily due to higher sales of certain pump, pool and filtration products primarily related to the stabilization in the North American residential housing markets and other global markets following the global recession in 2009 primarily related to:

•	increased sales resulting from the Gulf Intracoastal Waterway Project;

•	continued sales growth in India, China and in other emerging markets in the Asia-Pacific region as well as Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	price concessions in the form of growth rebates.

Technical Products

The 9.8 percentage point increase in Technical Products sales in 2011 from 2010 was primarily the result of:

•	an increase in sales in industrial, energy and general electronics vertical markets;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales within the communications vertical market.

The 17.1 percentage point increase in Technical Products net sales in 2010 from 2009 was primarily driven by:

•	organic sales growth of approximately 17.7 percent in 2010 (excluding foreign currency exchange) primarily related to:

•	an increase in sales in industrial, general electronics, communications, energy and infrastructure vertical markets; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects in 2010 primarily related to the euro.

Gross profit

In thousands	2011	% of sales	2010	% of sales	2009	% of sales
Gross Profit	$1,073,722	31.1%	$930,640	30.7%	$785,135	29.2%

Percentage point change		0.4 pts		1.5 pts

The 0.4 percentage point increase in gross profit as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher sales volumes in Water & Fluid Solutions and Technical Products and higher fixed cost absorption resulting from that volume;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	selective increases in selling prices in Water & Fluid Solutions and Technical Products to mitigate inflationary cost increases.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	higher cost of goods sold in 2011 as a result of a fair market value inventory step-up and customer backlog recorded as a part of the CPT purchase accounting.

The 1.5 percentage point increase in gross profit as a percentage of sales in 2010 from 2009 was primarily the result of:

•	higher sales volumes in Water & Fluid Solutions and Technical Products and higher fixed cost absorption resulting from that volume;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009; and

•	savings generated from our PIMS initiatives including lean and supply management practices across both Water & Fluid Solutions and Technical Products.

These increases were partially offset by:

•	inflationary increases related to certain raw materials and labor and related costs.

Selling, general and administrative (SG&A)

In thousands	2011	% of sales	2010	% of sales		2009	% of sales
*SG&A	$827,047	23.9%	$529,329	17.5%		$507,303	18.8%

Percentage point change		6.4 pts		(1.3	) pts
*	Includes goodwill impairment charge

The 6.4 percentage point increase in SG&A expense as a percentage of sales in 2011 from 2010 was primarily the result of:

•	goodwill impairment charge of $200.5 million in Water & Fluid Solutions relating to our Residential Filtration reporting unit;

•	integration costs and intangible asset amortization costs related to the May 2011 acquisition of CPT;

•	incremental restructuring actions taken in 2011;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010 which did not reoccur at the same levels in 2011;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs.

These increases were partially offset by:

•	higher sales volumes in both Water & Fluid Solutions and Technical Products, which resulted in increased leverage on the fixed operating expenses.

The 1.3 percentage point decrease in SG&A expense as a percentage of sales in 2010 from 2009 was primarily due to:

•	higher sales volume in both Water & Fluid Solutions and Technical Products, which resulted in increased leverage on the fixed operating expenses;

•	reduced costs related to restructuring actions taken throughout 2009 to consolidate facilities and streamline general and administrative costs;

•	impairment charge of $11.3 million in 2009 for selected trade names resulting from volume declines; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010.

These decreases were partially offset by:

•	continued investments in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs as well as reinstatement of certain employee benefits.

Research and development (R&D)

In thousands	2011	% of sales	2010	% of sales	2009	% of sales
R&D	$78,158	2.3%	$67,156	2.2%	$57,884	2.2%

Percentage point change		0.1 pts		- pts

The 0.1 percentage point increase in R&D expense as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher costs associated with the May 2011 acquisition of CPT; and

•	continued investments in the development of new products to generate growth.

These increases were partially offset by:

•	higher sales volumes in both Water & Fluid Solutions and Technical Products, which resulted in increased leverage on the R&D expense spending.

R&D expense as a percentage of sales in 2010 was flat compared to 2009 primarily as a result of:

•	continued investments in the development of new products to generate growth in line with higher sales volume.

Operating income

Water & Fluid Solutions

In thousands	2011	% of sales		2010	% of sales		2009	% of sales
Operating income	$58,311	2.5%		$231,588	11.3%		$163,745	8.9%

Percentage point change		(8.8	) pts		2.4	pts

The 8.8 percentage point decrease in Water & Fluid Solutions operating income as a percentage of net sales in 2011 from 2010 was primarily the result of:

•	goodwill impairment charge of $200.5 million in Water & Fluid Solutions relating to our Residential Filtration reporting unit;

•	lower margin associated with the May 2011 acquisition of CPT, including the fair market value inventory step-up and customer backlog , intangible asset amortization and integration costs;

•	cost increases for certain raw materials and labor;

•	incremental restructuring actions taken in 2011;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010 which did not reoccur at the same levels in 2011; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.

These decreases were partially offset by:

•	higher sales volume in Water & Fluid Solutions, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 2.4 percentage point increase in Water & Fluid Solutions operating income as a percentage of net sales in 2010 as compared to 2009 was primarily the result of:

•	higher sales volume in Water & Fluid Solutions, which resulted in increased leverage of the fixed cost base;

•	cost savings from restructuring actions and other personnel reductions taken throughout 2009 to consolidate and streamline operations;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	impairment change of $11.3 million in 2009 for selected trade names resulting from volume declines; and

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010.

These increases were offset by:

•	cost increases for certain raw materials and labor as well as reinstatement of certain employee benefits; and

•	continued investment in future growth with emphasis on growth in international markets.

Operating income

Technical Products

In thousands	2011	% of sales		2010	% of sales		2009	% of sales
Operating income	$185,240	17.0%		$151,533	15.3%		$100,355	11.9%

Percentage point change		1.7	pts		3.4	pts

The 1.7 percentage point increase in Technical Products operating income as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher sales volume, which resulted in increased leverage of the fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases for certain raw materials, such as carbon steel, as well as labor; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.

The 3.4 percentage point increase in Technical Products operating income as a percentage of sales in 2010 from 2009 was primarily the result of:

•	higher gross margins due to higher sales volumes in Technical Products;

•	cost savings from restructuring actions and other personnel reductions taken in response to the economic downturn and resulting volume decline in 2009;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases for certain raw materials and labor as well as reinstatement of certain employee benefits; and

•	continued investment in future growth with emphasis on growth in international markets, including personnel and business infrastructure investments.

Net interest expense

In thousands	2011	2010	$ change	% change	2010	2009	$ change	% change
Net interest expense	$58,835	$36,116	$22,719	62.9%	$36,116	$41,118	$(5,002)	(12.2)%

The 62.9 percentage point increase in interest expense in 2011 from 2010 was primarily the result of:

•	the impact of higher debt levels following the May 2011 acquisition of CPT.

The 12.2 percentage point decrease in interest expense in 2010 from 2009 was primarily the result of:

•	the favorable impact of lower debt levels in 2010 as compared to 2009 in addition to the redemption on April 15, 2009 of our 7.85% Senior Notes due 2009 (the “Notes”).

Loss on early extinguishment of debt

In March 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of our 7.85% Senior Notes due 2009. These notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.

Provision for income taxes

In thousands	2011	2010	2009
Income from continuing operations before income taxes and noncontrolling interest	$111,580	$300,147	$172,647
Provision for income taxes	73,059	97,200	56,428
Effective tax rate	65.5%	32.4%	32.7%

The 33.1 percentage point increase in the tax rate in 2011 from 2010 was primarily the result of:

•

the unfavorable tax impact of the $200.5 million goodwill impairment charge in Water & Fluid Solutions relating to our Residential Filtration reporting unit. Excluding this item our tax rate would have been 29.6% in 2011.

The increases were partially offset by:

•	certain discrete items in 2011 that did not occur in 2010;

•	the mix of global earnings, and;

•	favorable benefits related to the May 2011 acquisition of CPT.

The 0.3 percentage point decrease in the effective tax rate in 2010 from 2009 was primarily the result of:

•	the mix of global earnings.

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

We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Water & Fluid Solutions. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Operating activities

Cash provided by operating activities was $320.2 million in 2011 or $49.8 million higher than in 2010. The increase in cash provided by operating activities was due primarily to an increase in net income before non-cash items, partially offset by increased working capital necessary to support revenue growth.

Cash provided by operating activities was $270.4 million in 2010 or $12.0 million higher than in 2009. The increase in cash provided by operating activities was due primarily to a reduction in working capital, partially offset by an accelerated pension contribution of $25 million and lower income from continuing operations.

Investing activities

Capital expenditures in 2011, 2010 and 2009 were $73.3 million, $59.5 million and $54.1 million, respectively. We anticipate capital expenditures for fiscal 2012 to be approximately $75 to $85 million, primarily for capacity expansions in our low cost country manufacturing facilities, new product development and general maintenance capital.

In January 2011, we acquired as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.

In May 2011, we acquired as part of Water & Fluid Solutions, the CPT division from privately held Norit Holding for $715.3 million.

Additionally, during 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to Water & Fluid Solutions.

Financing activities

Net cash provided by financing activities was $503.6 million in 2011 and net cash used for financing activities was $190.6 million in 2010 and $209.1 in 2009. The increase in 2011 primarily related to borrowing utilized to fund the CPT acquisition. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, repurchase of common stock and tax benefits related to stock-based compensation.

In May 2011, we completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries that are also guarantors under our primary bank credit facility. We used the net proceeds from the offering of the Notes to finance in part the CPT acquisition.

In April 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility replaced our previous $800 million revolving credit facility. The Credit Facility creates an unsecured, committed credit facility of up to $700 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on April 28, 2016. Borrowings under the Credit Facility currently bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%. Interest rates and fees on the Credit Facility will vary based on our credit ratings. We used borrowings under the Credit Facility to fund a portion of the CPT acquisition and to fund ongoing operations.

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of December 31, 2011, we had $3.5 million of commercial paper outstanding.

Total availability under our existing Credit Facility was $528.0 million as of December 31, 2011, which was limited to $480.3 million by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters. We were in compliance with all financial covenants in our debt agreements as of December 31, 2011.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $74.2 million, of which $14.1 million was outstanding at December 31, 2011. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $15.8 million at December 31, 2011.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of December 31, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

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

We paid dividends in 2011 of $79.5 million, compared with $75.5 million in 2010 and $70.9 million in 2009. We recently announced an increase in our dividend rate for 2012 from $0.80 per share in 2011 to $0.88 per share in 2012, which is the 36th consecutive year in which we have increased our dividend.

In July 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2010 we had repurchased 734,603 shares for $25 million pursuant to this plan. In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2011, we had repurchased 389,300 shares for $12.5 million pursuant to this authorization, which expired in December 2011. In December 2011, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2012.

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period
In thousands	2012	2013	2014	2015	2016	More than 5 Years	Total
Long-term debt obligations	$3,694	$200,620	$—	$—	$288,985	$800,000	$1,293,299
Capital lease obligations	1,168	1,168	1,168	1,168	1,168	9,948	15,788
Interest obligations on fixed-rate debt , including effects of derivative financial instruments	30,810	26,605	17,610	17,610	17,610	8,805	119,050
Operating lease obligations, net of sublease rentals	25,681	19,060	15,659	12,571	10,228	16,691	99,890
Pension and post retirement plan contributions	46,500	34,800	43,700	10,700	10,500	122,800	269,000

Total contractual cash obligations, net	$107,853	$282,253	$78,137	$42,049	$328,491	$958,244	$1,797,027

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2011, variable interest rate debt, including the effects of derivative financial instruments, was $202.0 million at a weighted average interest rate of 2.25%.

The estimated annual pension plan contribution amounts are intended to achieve fully funded status of our domestic qualified pension plan in accordance with the Pension Protection Act of 2006. Pension and post retirement plan contributions are based on an assumed discount rate of 5.05% for all periods and an expected rate of return on plan assets ranging from 5.05% to 7.50%.

The total gross liability for uncertain tax positions at December 31, 2011 is estimated to be approximately $26.5 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2011, we had recorded approximately $0.9 million for the possible payment of penalties and $5.9 million related to the possible payment of interest.

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

	Twelve Months Ended December 31
In thousands	2011	2010	2009
Net cash provided by (used for) continuing operations	$320,226	$270,376	$259,900
Capital expenditures	(73,348)	(59,523)	(54,137)
Proceeds from sale of property and equipment	1,310	358	1,208

Free cash flow	$248,188	$211,211	$206,971

Off-balance sheet arrangements

At December 31, 2011, we had no off-balance sheet financing arrangements.

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with generally accepted accounting principles in the United States (“GAAP”). As of December 31, 2011 and 2010, our undiscounted reserves for such environmental liabilities were approximately $1.5 million and $1.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

Stand-by letters of credit and bonds

In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs and certain legal matters. As of December 31, 2011 and 2010, the outstanding value of these instruments totaled $136.2 million and $116.5 million, respectively.

NEW ACCOUNTING STANDARDS

See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Our critical accounting estimates include the following:

Impairment of goodwill and indefinite-lived intangibles

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2018 are projected to grow at a perpetual growth rate between 3.0% and 3.5%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 12.6% to 14% in determining the discounted cash flows in our fair value analysis.

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

In connection with our annual impairment test, we determined that the fair value of one of our reporting units did not exceed its carrying value by a significant amount. Goodwill for this reporting unit was $799.9 million at December 31, 2011. If cash flow projections decreased by 6.7% or if the discount rate increased by 70 basis points (the discount rate used in the impairment analysis was 12.6%), this reporting unit would have failed the step one test and a step two analysis would have been required.

Impairment charge

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million. This represents impairment of goodwill in our Residential Filtration reporting unit, part of Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Identifiable intangible assets

Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization. There was no impairment charge recorded in 2011 or 2010 for identifiable intangible assets. An impairment charge of $11.3 million was recorded in 2009, related to trade names. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

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

At December 31, 2011 our goodwill and intangible assets were approximately $2,866.2 million and represented approximately 62.5% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Impairment of long-lived assets

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. There were no impairment charges recorded related to long-lived assets in 2011, 2010 or 2009.

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

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 5.05% in 2011, 5.90% in 2010 and 6.00% in 2009. The discount rates on our foreign plans ranged from 0.75% to 5.00% in 2011, 0.75% to 5.40% in 2010 and 2.00% to 6.00% in 2009. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2012.

Expected rate of return

Our expected rate of return on plan assets was 8.0% for 2011 and 8.5% in 2010 and 2009. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.

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

Failure of one or more of our swap counterparties would result in the loss of any benefit to us of the swap agreement. In this case, we would continue to be obligated to pay the variable interest payments per the underlying debt agreements which are at variable interest rates of 3 month LIBOR plus .50% for $105 million of debt and 3 month LIBOR plus ..60% for $100 million of debt. Additionally, failure of one or all of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

Interest rate risk

Our debt portfolio, excluding the impact of swap agreements, as of December 31, 2011, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 69% fixed-rate debt and 31% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed-rate swap agreements we entered into with an effective date of April 2006 and August 2007, our debt portfolio is comprised of 85% fixed-rate debt and 15% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2011, a 100 basis point increase or decrease in interest rates would result in a $53.0 million increase or $58.0 million decrease in fair value.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of December 31, 2011, a 100 basis point increase or decrease in interest rates would result in a $2.0 million increase or decrease in interest incurred.

Foreign currency risk

We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar. From time to time, we may enter in to short duration foreign currency contracts to hedge foreign currency risks.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Clean Process Technologies (“CPT”), which was acquired on May 12, 2011 and whose financial statements constitute approximately 19 percent of total assets and 7 percent of total revenues on the consolidated financial statements as of and for the year ended December 31, 2011.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of year ended December 31, 2011. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pentair, Inc.

We have audited the internal control over financial reporting of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clean Process Technologies (“CPT”), which was acquired on May 12, 2011 and whose financial statements constitute approximately 19 percent of total assets and 7 percent of total revenues on the consolidated financial statements as of and for the year ended December 31, 2011. Accordingly, our audit did not include the internal control over financial reporting at CPT. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2011 of the Company and our report dated February 21, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Minneapolis, Minnesota
February 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Pentair, Inc.

We have audited the accompanying consolidated balance sheets of Pentair, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

Minneapolis, Minnesota
February 21, 2012

Pentair, Inc. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
In thousands, except per-share data	2011	2010	2009
Net sales	$3,456,686	$3,030,773	$2,692,468
Cost of goods sold	2,382,964	2,100,133	1,907,333

Gross profit	1,073,722	930,640	785,135
Selling, general and administrative	626,527	529,329	507,303
Research and development	78,158	67,156	57,884
Goodwill impairment	200,520	—	—

Operating income	168,517	334,155	219,948
Other (income) expense:
Equity (income) losses of unconsolidated subsidiaries	(1,898)	(2,108)	1,379
Loss on early extinguishment of debt	—	—	4,804
Interest income	(1,432)	(1,263)	(999)
Interest expense	60,267	37,379	42,117

Income from continuing operations before income taxes and noncontrolling interest	111,580	300,147	172,647
Provision for income taxes	73,059	97,200	56,428

Income from continuing operations	38,521	202,947	116,219
Loss on disposal of discontinued operations, net of tax	—	(626)	(19)

Net income before noncontrolling interest	38,521	202,321	116,200
Noncontrolling interest	4,299	4,493	707

Net income attributable to Pentair, Inc.	$34,222	$197,828	$115,493

Net income from continuing operations attributable to Pentair, Inc.	$34,222	$198,454	$115,512

Earnings per common share attributable to Pentair, Inc.
Basic
Continuing operations	$0.35	$2.02	$1.19
Discontinued operations	—	(0.01)	—

Basic earnings per common share	$0.35	$2.01	$1.19

Diluted
Continuing operations	$0.34	$2.00	$1.17
Discontinued operations	—	(0.01)	—

Diluted earnings per common share	$0.34	$1.99	$1.17

Weighted average common shares outstanding
Basic	98,233	98,037	97,415
Diluted	99,753	99,294	98,522

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Balance Sheets

In thousands, except share and per-share data	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$50,077	$46,056
Accounts and notes receivable, net of allowances of $39,111 and $36,343, respectively	569,204	516,905
Inventories	449,863	405,356
Deferred tax assets	60,899	56,349
Prepaid expenses and other current assets	107,792	44,631

Total current assets	1,237,835	1,069,297

Property, plant and equipment, net	387,525	329,435

Other assets
Goodwill	2,273,918	2,066,044
Intangibles, net	592,285	453,570
Other	94,750	55,187

Total other assets	2,960,953	2,574,801

Total assets	$4,586,313	$3,973,533

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$3,694	$4,933
Current maturities of long-term debt	1,168	18
Accounts payable	294,858	262,357
Employee compensation and benefits	109,361	107,995
Current pension and post-retirement benefits	9,052	8,733
Accrued product claims and warranties	42,630	42,295
Income taxes	14,547	5,964
Accrued rebates and sales incentives	37,009	33,559
Other current liabilities	129,522	80,942

Total current liabilities	641,841	546,796

Other liabilities
Long-term debt	1,304,225	702,521
Pension and other retirement compensation	248,615	209,859
Post-retirement medical and other benefits	31,774	30,325
Long-term income taxes payable	26,470	23,507
Deferred tax liabilities	188,957	169,198
Other non-current liabilities	97,039	86,295

Total liabilities	2,538,921	1,768,501

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 98,622,564 and 98,409,192 shares issued and outstanding, respectively	16,437	16,401
Additional paid-in capital	488,843	474,489
Retained earnings	1,579,290	1,624,605
Accumulated other comprehensive income	(151,241)	(22,342)
Noncontrolling interest	114,063	111,879

Total shareholders’ equity	2,047,392	2,205,032

Total liabilities and shareholders’ equity	$4,586,313	$3,973,533

See accompanying notes to consolidated financial statements.

Pentair, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
In thousands	December 31, 2011	December 31, 2010	December 31, 2009
Operating activities
Net income before noncontrolling interest	$38,521	$202,321	$116,200
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of discontinued operations	—	626	19
Equity (income) losses of unconsolidated subsidiaries	(1,898)	(2,108)	1,379
Depreciation	66,235	57,995	64,823
Amortization	41,897	26,184	40,657
Deferred income taxes	(5,583)	29,453	30,616
Stock compensation	19,489	21,468	17,324
Goodwill impairment	200,520	—	—
Excess tax benefits from stock-based compensation	(3,310)	(2,686)	(1,746)
Loss on sale of assets	933	466	985
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,348	(62,344)	11,307
Inventories	18,263	(44,495)	66,684
Prepaid expenses and other current assets	10,032	2,777	16,202
Accounts payable	(24,330)	55,321	(13,822)
Employee compensation and benefits	(20,486)	27,252	(22,431)
Accrued product claims and warranties	(1,984)	8,068	(7,440)
Income taxes	10,084	1,791	1,972
Other current liabilities	10,921	561	(21,081)
Pension and post-retirement benefits	(24,596)	(43,024)	(39,607)
Other assets and liabilities	(15,830)	(9,250)	(2,141)

Net cash provided by (used for) continuing operations	320,226	270,376	259,900
Net cash provided by (used for) operating activities of discontinued operations	—	—	(1,531)

Net cash provided by (used for) operating activities	320,226	270,376	258,369
Investing activities
Capital expenditures	(73,348)	(59,523)	(54,137)
Proceeds from sale of property and equipment	1,310	358	1,208
Acquisitions, net of cash acquired	(733,105)	—	—
Divestitures	—	—	1,567
Other	(2,943)	(1,148)	(3,224)

Net cash provided by (used for) investing activities	(808,086)	(60,313)	(54,586)
Financing activities
Net short-term borrowings	(1,239)	2,728	2,205
Proceeds from long-term debt	1,421,602	703,641	580,000
Repayment of long-term debt	(832,147)	(804,713)	(730,304)
Debt issuance costs	(8,973)	(50)	(50)
Excess tax benefits from stock-based compensation	3,310	2,686	1,746
Stock issued to employees, net of shares withheld	13,322	9,941	8,247
Repurchases of common stock	(12,785)	(24,712)	—
Dividends paid	(79,537)	(75,465)	(70,927)
Distribution to noncontrolling interest	—	(4,647)	—

Net cash provided by (used for) financing activities	503,553	(190,591)	(209,083)
Effect of exchange rate changes on cash and cash equivalents	(11,672)	(6,812)	(648)

Change in cash and cash equivalents	4,021	12,660	(5,948)
Cash and cash equivalents, beginning of period	46,056	33,396	39,344

Cash and cash equivalents, end of period	$50,077	$46,056	$33,396

See accompanying notes to consolidated financial statements.

Pentair, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

In thousands, except share and per-share data	Common shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair, Inc.	Noncontrolling interest		Comprehensive income (loss) attributable to Pentair, Inc.
	Number	Amount						Total
Balance - December 31, 2008	98,276,919	$16,379	$451,241	$1,457,676	$(26,615)	$1,898,681	$121,388	$2,020,069

Net income				115,493		115,493	707	116,200	$115,493
Change in cumulative translation adjustment					43,371	43,371	(7,843)	35,528	43,371
Adjustment in retirement liability, net of $164 tax					256	256		256	256
Changes in market value of derivative financial instruments, net of ($2,323) tax					3,585	3,585		3,585	3,585

Comprehensive income (loss)									$162,705

Cash dividends - $0.72 per common share				(70,927)		(70,927)		(70,927)
Tax benefit of stock compensation			1,025			1,025		1,025
Exercise of stock options, net of 124613 shares tendered for payment	433,533	72	7,639			7,711		7,711
Issuance of restricted shares, net of cancellations	24,531	4	516			520		520
Amortization of restricted shares			7,190			7,190		7,190
Shares surrendered by employees to pay taxes	(79,477)	(13)	(1,867)			(1,880)		(1,880)
Stock compensation			7,063			7,063		7,063

Balance - December 31, 2009	98,655,506	$16,442	$472,807	$1,502,242	$20,597	$2,012,088	$114,252	$2,126,340

Net income				197,828		197,828	4,493	202,321	$197,828
Change in cumulative translation adjustment					(30,487)	(30,487)	(2,219)	(32,706)	(30,487)
Adjustment in retirement liability, net of $(8,159) tax					(12,762)	(12,762)		(12,762)	(12,762)
Changes in market value of derivative financial instruments, net of $229 tax					310	310		310	310

Comprehensive income (loss)									$154,889

Cash dividends - $0.76 per common share				(75,465)		(75,465)		(75,465)
Tax benefit of stock compensation			2,171			2,171		2,171
Distribution to noncontrolling interest							(4,647)	(4,647)
Share repurchase	(726,777)	(121)	(24,591)			(24,712)		(24,712)
Exercise of stock options, net of 27,177 shares tendered for payment	651,331	109	14,817			14,926		14,926
Issuance of restricted shares, net of cancellations	(4,122)	(1)	707			706		706
Amortization of restricted shares			3,538			3,538		3,538
Shares surrendered by employees to pay taxes	(166,746)	(28)	(5,663)			(5,691)		(5,691)
Stock compensation			10,703			10,703		10,703

Balance - December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032

Net income				34,222		34,222	4,299	38,521	$34,222
Change in cumulative translation adjustment					(91,591)	(91,591)	(2,115)	(93,706)	(91,591)
Adjustment in retirement liability, net of ($26,650) tax					(41,683)	(41,683)		(41,683)	(41,683)
Changes in market value of derivative financial instruments, net of $2,884 tax					4,375	4,375		4,375	4,375

Comprehensive income (loss)									$(94,677)

Tax benefit of stock compensation			3,868			3,868		3,868
Cash dividends - $0.80 per common share				(79,537)		(79,537)		(79,537)
Share repurchase	(397,126)	(66)	(12,719)			(12,785)		(12,785)
Exercise of stock options, net of 182,270 shares tendered for payment	657,616	110	14,598			14,708		14,708
Issuance of restricted shares, net of cancellations	28,603	5	1,470			1,475		1,475
Amortization of restricted shares			1,006			1,006		1,006
Shares surrendered by employees to pay taxes	(75,721)	(13)	(2,785)			(2,798)		(2,798)
Stock compensation			8,916			8,916		8,916

Balance - December 31, 2011	98,622,564	$16,437	$488,843	$1,579,290	$(151,241)	$1,933,329	$114,063	$2,047,392

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

Revenue recognition

Generally, we recognize revenue when it is realized or realizable and has been earned. Revenue is recognized when persuasive evidence of an arrangement exists; shipment or delivery has occurred (depending on the terms of the sale); our price to the buyer is fixed or determinable; and collectability is reasonably assured.

Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until substantially all obligations were satisfied.

Percentage of completion

Revenue from certain long-term contracts is recognized over the contractual period under the percentage-of-completion (POC) method of accounting. Under this method, sales and gross profit are recognized as work is performed based on the relationship between the actual costs incurred and the total estimated costs at completion. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. These reviews have not resulted in adjustments that were significant to our results of operations. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement.

We record costs and earnings in excess of billings on uncompleted contracts within Prepaid expenses and other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

liabilities in the Consolidated Balance Sheets. Amounts included in Prepaid expenses and other current assets related to these contracts were $54.7 million and $0 at December 31, 2011 and 2010, respectively. Amounts included in Other current liabilities related to these contracts were $17.7 million and $0 at December 31, 2011 and 2010, respectively.

Sales returns

The right of return may exist explicitly or implicitly with our customers. Generally, our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. Returns of custom or modified goods are normally not allowed. At the time of sale, we reduce revenue for the estimated effect of returns. Estimated sales returns include consideration of historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future.

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

Pricing arrangements

Pricing is established up front with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying original equipment manufacturer (“OEM”) customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Research and development

We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2011, 2010 and 2009 were $78.2 million, $67.2 million and $57.9 million, respectively.

Cash equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable and periodic credit evaluations of our customers’ financial condition. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2011 and December 31, 2010.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. There was no impairment charge recorded related to long-lived assets.

Goodwill and identifiable intangible assets

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2018 are projected to grow at a perpetual growth rate between 3.0% and 3.5%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 12.6% to 14% in determining the discounted cash flows in our fair value analysis.

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

Impairment charge

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5. This represents impairment of goodwill in our Residential Filtration reporting unit, part of Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Identifiable intangible assets

Our primary identifiable intangible assets include trade marks and trade names, patents, non-compete agreements, proprietary technology and customer relationships. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We completed our annual impairment test during the fourth quarter for those identifiable assets not subject to amortization. There was no impairment charge recorded in 2011 or 2010 for identifiable intangible assets. An impairment charge of $11.3 million was recorded in 2009, related to trade names. These charges were recorded in Selling, general and administrative in our Consolidated Statements of Income.

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

At December 31, 2011 our goodwill and intangible assets were approximately $2,866 million and represented approximately 62.5% of our total assets. If we experience further declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our stock price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Equity and cost method investments

We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Income. We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments.

We have a 50% investment in FARADYNE Motors LLC (“FARADYNE”), a joint venture with Xylem, Inc. (fka ITT Water Technologies, Inc) that designs, develops and manufactures submersible pump motors. We do not consolidate the investment in our consolidated financial statements as we do not have a controlling interest over the investment. There were investments in and loans to FARADYNE of $6.0 million and $6.1 million at December 31, 2011 and December 31, 2010, respectively, which is net of our proportionate share of the results of their operations.

Investments for which we do not have significant influence are accounted for under the cost method. At December 31, 2011 and 2010 the aggregate balance of these investments was $6.9 million and $3.8 million, respectively.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

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

Insurance subsidiary

We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2011 and 2010, reserves for policy claims were $44.3 million ($13.3 million included in Accrued product claims and warranties and $31.0 million included in Other non-current liabilities) and $49.0 million ($12.0 million included in Accrued product claims and warranties and $37.0 million included in Other non-current liabilities), respectively.

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

Earnings per common share

Basic earnings per share are computed by dividing net income attributable to Pentair, Inc., by the weighted-average number of common shares outstanding. Diluted earnings per share are computed by dividing net income attributable to Pentair, Inc., by the weighted-average number of common shares outstanding including the dilutive effects of common stock equivalents. The dilutive effects of stock options and restricted stock awards and units increased weighted average common shares outstanding by 1,519 thousand, 1,257 thousand and 1,107 thousand in 2011, 2010 and 2009, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares were 2,140 thousand, 3,711 thousand and 5,283 thousand in 2011, 2010 and 2009, respectively.

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

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements of and have been designated as, normal purchases or sales. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales. From time to time, we may enter in to short duration foreign currency contracts to hedge foreign currency risks.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

New accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, and the measurement of financial instruments held in a portfolio and instruments classified within shareholders' equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We are evaluating the potential impact of adoption.

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in OCI. This guidance provides entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, entities must present on the face of the financial statement, items reclassified from OCI to net income in the section of the financial statement where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

Subsequent events

In connection with preparing the audited consolidated financial statements for the year ended December 31, 2011, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

2.	Acquisitions

In May 2011, we acquired as part of Water & Fluid Solutions, the CPT division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2011 and 2010 revenues generated in European Union and Asia-Pacific countries.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships and proprietary technology with a weighted average amortization period of approximately 10 years.

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

CPT’s net sales and income from continuing operations for the period from the acquisition date to December 31, 2011 were $234.1 million and $2.4 million, respectively, and include $13.2 million of non-recurring expenses for acquisition date fair value adjustments related to inventory and customer backlog.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of the comparable period:

	Years ended December 31
In thousands, except share and per-share data	2011	2010
Pro forma net sales	$3,578,462	$3,329,812
Pro forma income from continuing operations	49,363	177,867
Loss on disposal of discontinued operations, net of tax	—	(626)
Pro forma net income from continuing operations attributable to Pentair, Inc.	45,064	173,375
Pro forma earnings per common share - continuing operations
Basic	$0.46	$1.77
Diluted	$0.45	$1.75

Weighted average common shares outstanding
Basic	98,233	98,037
Diluted	99,753	99,294

The 2010 unaudited pro forma net income was adjusted to include the impact of approximately $12.9 million in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog. The 2011 unaudited pro forma net income was adjusted to exclude the impact of these items. Acquisition-related transaction costs of approximately $8.0 million associated with the CPT acquisition were excluded from the pro forma net income in the 2011 period presented and included in the 2010 period presented.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

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

In January 2011 we acquired as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships of $5.5 million, with an estimated life of 13 years. The proforma impact of this acquisition was deemed to be not material.

Additionally, during 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to Water & Fluid Solutions. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible. The proforma impact of these acquisitions was deemed to be not material.

Total transaction costs related to acquisition activities for the year ended December 31, 2011 were $8.2 million, which were expensed as incurred and recorded in Selling, general and administrative in our Consolidated Statements of Income.

3.	Discontinued Operations

In 2010, we were notified of a product recall required by our former Tools Group (which was sold to Black and Decker Corporation in 2004 and treated as a discontinued operation). Under the terms of the sale agreement we are liable for a portion of the product recall costs. We recorded a liability of $3.2 million ($2.0 million net of tax) in 2010 representing our estimate of the potential cost for products sold prior to the date of sale of the Tools Group associated with this recall. In addition, we received the remaining escrow balances from our sale of Lincoln Industrial of approximately $0.5 million, and we reversed tax reserves of approximately $1.0 million due to the expiration of various statues of limitations.

4.	Restructuring

During 2011, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. These initiatives included the reduction in hourly and salaried headcount of approximately 210 employees, which included 160 in Water & Fluid Solutions and 50 in Technical Products.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Restructuring related costs included in Selling, general and administrative expenses on the Consolidated Statements of Income include costs for severance and other restructuring costs as follows:

	Years Ended December 31
In thousands	2011	2010	2009
Severance and related costs	$11,500	$—	$11,160
Contract termination costs	—	—	2,030
Asset impairment and other restructuring costs	1,500	—	4,050

Total restructuring costs	$13,000	$—	$17,240

Total restructuring costs related to Water & Fluid Solutions and Technical Products were $11.0 million and $2.0 million, respectively, for year ended December 31, 2011.

Restructuring accrual activity recorded on the Consolidated Balance Sheets is summarized as follows:

	Years Ended December 31
In thousands	2011	2010
Beginning balance	$3,994	$14,509
Costs incurred	11,500	—
Cash payments and other	(2,689)	(10,515)

Ending balance	$12,805	$3,994

5.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2011 and December 31, 2010 by segment were as follows:

In thousands	December 31, 2010	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2011
Water & Fluid Solutions	$1,784,100	$466,182	$(255,501)	$1,994,781
Technical Products	281,944	—	(2,807)	279,137

Consolidated Total	$2,066,044	$466,182	$(258,308)	$2,273,918

In thousands	December 31, 2009	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2010
Water & Fluid Solutions	$1,802,913	$—	$(18,813)	$1,784,100
Technical Products	285,884	—	(3,940)	281,944

Consolidated Total	$2,088,797	$—	$(22,753)	$2,066,044

In 2011, the acquired goodwill in Water & Fluid Solutions is primarily related to the acquisition of CPT. In 2011, we recorded an impairment charge of $200.5 million in Water & Fluid Solutions which is included in “Foreign Currency Translation/Other” above. Accumulated goodwill impairment losses were $200.5 million and $0 as of December 31, 2011 and December 31, 2010, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

The detail of intangible assets consisted of the following:

	2011			2010
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Finite-life intangibles
Patents	$5,896	$(4,038)	$1,858	$15,469	$(12,695)	$2,774
Proprietary technology	128,841	(39,956)	88,885	74,176	(29,862)	44,314
Customer relationships	358,410	(109,887)	248,523	282,479	(82,901)	199,578
Trade names	1,515	(530)	985	1,532	(383)	1,149

Total finite-life intangibles	$494,662	$(154,411)	$340,251	$373,656	$(125,841)	$247,815
Indefinite-life intangibles
Trade names	252,034	—	252,034	205,755	—	205,755

Total intangibles, net	$746,696	$(154,411)	$592,285	$579,411	$(125,841)	$453,570

Intangible asset amortization expense in 2011, 2010 and 2009 was approximately $41.9 million, $24.5 million and $27.3 million, respectively.

In 2009 we recorded an impairment charge to write down trade name intangible assets of $11.3 million in Water & Fluid Solutions.

The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2012	2013	2014	2015	2016
Estimated amortization expense	$38,828	$38,663	$38,296	$38,018	$37,079

6.	Supplemental Balance Sheet Information

In thousands	2011	2010
Inventories
Raw materials and supplies	$219,487	$223,482
Work-in-process	47,707	37,748
Finished goods	182,669	144,126

Total inventories	$449,863	$405,356

Property, plant and equipment
Land and land improvements	$41,111	$36,484
Buildings and leasehold improvements	244,246	212,168
Machinery and equipment	692,930	598,554
Construction in progress	40,251	33,841

Total property, plant and equipment	1,018,538	881,047
Less accumulated depreciation and amortization	631,013	551,612

Property, plant and equipment, net	$387,525	$329,435

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

7.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

In thousands	2011	2010	2009

Interest payments	$54,516	$37,083	$43,010
Income tax payments	64,389	55,991	8,719

8.	Accumulated Other Comprehensive Income (Loss)

Components of accumulated other comprehensive income (loss) consists of the following:

In thousands	2011	2010

Retirement liability adjustments, net of tax	$(112,893)	$(71,210)
Cumulative translation adjustments	(33,407)	58,184
Market value of derivative financial instruments, net of tax	(4,941)	(9,316)

Accumulated other comprehensive income (loss)	$(151,241)	$(22,342)

9.	Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

	Average
	interest rate	Maturity	December 31,	December 31,
In thousands	December 31, 2011	(Year)	2011	2010

Commercial paper	1.26%	2016	$3,497	$—
Revolving credit facilities	2.04%	2016	168,500	97,500
Private placement - fixed rate	5.65%	2013 - 2017	400,000	400,000
Private placement - floating rate	0.99%	2012 - 2016	205,000	205,000
Public - fixed rate	5.00%	2021	500,000	—
Capital lease obligations	3.72%	2025	15,788	—
Other	3.04%	2012 -2021	16,302	4,972

Total debt, including current portion			1,309,087	707,472
Less: Current maturities			(1,168)	(18)
Short-term borrowings			(3,694)	(4,933)

Long-term debt			$1,304,225	$702,521

In May 2011, we completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “Notes”). The Notes are guaranteed by certain of our wholly-owned domestic subsidiaries that are also guarantors under our primary bank credit facility. We used the net proceeds from the offering of the Notes to finance in part the CPT acquisition.

In April 2011, we entered into a Fourth Amended and Restated Credit Agreement (the “Credit Facility”). The Credit Facility replaced our previous $800 million revolving credit facility. The Credit Facility creates an unsecured, committed credit facility of up to $700 million, with multi-currency sub facilities to support investments outside the U.S. The Credit Facility expires on April 28, 2016. Borrowings under the Credit Facility currently bear interest at the rate of London Interbank Offered Rate (“LIBOR”) plus 1.75%. Interest rates and fees on the Credit Facility will vary based on our credit ratings. We used borrowings under the Credit Facility to fund a portion of the CPT acquisition and to fund ongoing operations.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Total availability under our existing Credit Facility was $528.0 million as of December 31, 2011, which was limited to $480.3 million by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter. We were in compliance with all financial covenants in our debt agreements as of December 31, 2011.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $74.2 million, of which $14.1 million was outstanding at December 31, 2011. Borrowings under these credit facilities bear interest at variable rates.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of December 31, 2011 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

In March 2009, we announced the redemption of all of our remaining outstanding $133.9 million aggregate principal of our 7.85% Senior Notes due 2009. These notes were redeemed on April 15, 2009 at a redemption price of $1,035.88 per $1,000 of principal outstanding plus accrued interest thereon. As a result of this transaction, we recognized a loss of $4.8 million on early extinguishment of debt in the second quarter of 2009. The loss included the write off of $0.1 million in unamortized deferred financing fees in addition to recognition of $0.3 million in previously unrecognized swap gains and cash paid of $5.0 million related to the redemption and other costs associated with the purchase.

Debt outstanding at December 31, 2011 matures on a calendar year basis as follows:

In thousands	2012	2013	2014	2015	2016	Thereafter	Total

Contractual debt obligation maturities	$3,694	$200,620	$—	$—	$288,985	$800,000	$1,293,299
Capital lease obligations	1,168	1,168	1,168	1,168	1,168	9,948	15,788

Total maturities	$4,862	$201,788	$1,168	$1,168	$290,153	$809,948	$1,309,087

As part of the CPT acquisition, we assumed a capital lease obligation related to land and buildings. As of December 31, 2011 we had a cost of $22.7 million, and accumulated amortization of $5.1 million, all of which are included in Property, plant and equipment on the Consolidated Balance Sheets.

The present value of future minimum lease payments is the total future minimum lease payments of $17.9 million less the imputed interest of $2.1 million.

10.	Derivatives and Financial Instruments

Cash-flow hedges

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $1.7 million and $6.4 million at December 31, 2011 and December 31, 2010, respectively and was recorded in AOCI on the Consolidated Balance Sheets.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable-rate interest payment obligations for fixed-rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed-rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $6.3 million and $9.4 million at December 31, 2011 and December 31, 2010, respectively and was recorded in AOCI on the Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Consolidated Balance Sheets. Unrealized income/expense is included in AOCI and realized income/expense and amounts due to/from swap counterparties, are included in earnings. We realized incremental interest expense resulting from the swaps of $9.3 million and $9.2 million at December 31, 2011 and December 31, 2010, respectively.

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

At December 31, 2011 and 2010, our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy.

Foreign currency contract

In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to the planned CPT acquisition. The contract had a notional amount of €286.0 million, a strike price of 1.4375 and a maturity date of May 13, 2011. In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million is recorded in Selling, general and administrative on the Consolidated Statements on Income.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Fair value of financial instruments

In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this amount is recorded in Prepaid expenses and other current assets within the Consolidated Balance Sheets and will be amortized as interest exposure over the life of the Notes.

The recorded amounts and estimated fair values of long-term debt, excluding the effects of derivative financial instruments and the recorded amounts and estimated fair value of those derivative financial instruments were as follows:

	2011		2010
	Recorded	Fair	Recorded	Fair
In thousands	amount	value	amount	value

Total debt, including current portion
Variable rate	$406,978	$406,978	$307,433	$307,433
Fixed rate	902,109	954,053	400,039	438,492

Total	$1,309,087	$1,361,031	$707,472	$745,925

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Fair value
In thousands	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(8,034)	$—	$(8,034)	$—
Foreign currency contract	(99)	—	(99)	—
Deferred compensation plan (1)	22,987	22,987	—	—

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

	Fair value
In thousands	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(15,768)	$—	$(15,768)	$—
Foreign currency contract	1,183	—	1,183	—
Deferred compensation plan (1)	24,126	24,126	—	—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices.

11.	Income Taxes

Income from continuing operations before income taxes and noncontrolling interest consisted of the following:

In thousands	2011	2010	2009

U.S.	$36,832	$217,213	$111,530
International	74,748	82,934	61,117

Income from continuing operations before taxes and noncontrolling interest	$111,580	$300,147	$172,647

The provision for income taxes for continuing operations consisted of the following:

In thousands	2011	2010	2009

Currently payable
Federal	$51,158	$44,766	$10,502
State	6,980	6,591	2,456
International	24,005	17,877	13,947

Total current taxes	82,143	69,234	26,905
Deferred
Federal and state	419	26,445	26,733
International	(9,503)	1,521	2,790

Total deferred taxes	(9,084)	27,966	29,523

Total provision for income taxes	$73,059	$97,200	$56,428

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations follows:

Percentages	2011	2010	2009

U.S. statutory income tax rate	35.0	35.0	35.0
State income taxes, net of federal tax benefit	3.3	2.1	2.6
Tax effect of stock-based compensation	0.4	0.2	0.2
Tax effect of international operations	(9.8)	(3.8)	(3.5)
Tax credits	(0.9)	(0.3)	(1.4)
Domestic manufacturing deduction	(3.3)	(1.4)	(0.4)
ESOP dividend benefit	(0.6)	(0.2)	(0.4)
Goodwill	40.4	—	—
All other, net	1.0	0.8	0.6

Effective tax rate on continuing operations	65.5	32.4	32.7

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Reconciliation of the beginning and ending gross unrecognized tax benefits follows:

In thousands	2011	2010	2009

Gross unrecognized tax benefits — beginning balance	$24,260	$29,962	$28,139
Gross increases for tax positions in prior periods	2,042	286	3,191
Gross decreases for tax positions in prior periods	(192)	(2,490)	(2,433)
Gross increases based on tax positions related to the current year	3,201	1,431	1,789
Gross decreases related to settlements with taxing authorities	(2,465)	(4,182)	(209)
Reductions due to statute expiration	(377)	(747)	(515)

Gross unrecognized tax benefits at December 31	$26,469	$24,260	$29,962

Included in the $26.5 million of total gross unrecognized tax benefits as of December 31, 2011 was $24.5 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2011 may decrease by a range of $0 to $18.7 million during the next twelve months primarily as a result of the resolution of federal, state and foreign examinations and the expiration of various statutes of limitations.

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

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2011, we had recorded approximately $0.9 million for the possible payment of penalties and $5.9 million related to the possible payment of interest expense.

U.S. income taxes have not been provided on undistributed earnings of international subsidiaries. It is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. As of December 31, 2011, approximately $261.1 million of unremitted earnings attributable to international subsidiaries were considered to be indefinitely invested. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

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

Deferred taxes were classified in the Consolidated Balance Sheets as follows:

In thousands	2011	2010

Deferred tax assets	$60,899	$56,349
Other noncurrent assets	—	1,647
Other current liabilities	—	(547)
Deferred tax liabilities	(188,957)	(169,198)

Net deferred tax liability	$(128,058)	$(111,749)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities are as follows:

	2011		2010
	Deferred tax		Deferred tax
In thousands	Assets	Liabilities	Assets	Liabilities

Accounts receivable allowances	$3,726	$—	$4,490	$—
Inventory valuation	18,891	—	17,381	—
Accelerated depreciation/amortization	—	13,270	—	11,436
Accrued product claims and warranties	22,430	—	25,753	—
Employee benefit accruals	129,642	—	110,547	—
Goodwill and other intangibles	—	191,067	—	187,103
Other, net	—	98,410	—	71,381

Total deferred taxes	$174,689	$302,747	$158,171	$269,920

Net deferred tax liability		$(128,058)		$(111,749)

Included in Other, net in the table above are deferred tax assets of $3.3 million and $2.3 million as of December 31, 2011 and 2010, respectively, related to a foreign tax credit carryover from the tax period ended December 31, 2006 and related to state net operating losses. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2016.

Non-U.S. tax losses of $82.3 million and $49.6 million were available for carryforward at December 31, 2011 and 2010, respectively. A valuation allowance reflected above in Other, net of $11.7 million and $9.4 million exists for deferred income tax benefits related to the non-U.S. loss carryforwards available as of December 31, 2011 and 2010, respectively that may not be realized. We believe that sufficient taxable income will be generated in the respective countries to allow us to fully recover the remainder of the tax losses. The non-U.S. operating losses are subject to varying expiration periods and will begin to expire in 2012. State tax losses of $69.2 million and $69.3 million were available for carryforward at December 31, 2011 and 2010, respectively. A valuation allowance reflected above in Other, net of $1.5 million and $2.4 million exists for deferred income tax benefits related to the carryforwards available at December 31, 2011 and 2010, respectively. Certain state tax losses will expire in 2012, while others are subject to carryforward periods of up to twenty years.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Obligations and funded status

The following tables present reconciliations of the benefit obligation of the plans, the plan assets of the pension plans and the funded status of the plans:

	Pension benefits		Post-retirement
In thousands	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation beginning of year	$586,808	$552,309	$33,715	$35,301
Service cost	12,466	11,588	180	200
Interest cost	32,768	31,671	1,889	2,013
Amendments	—	(281)	—	—
Settlements	(257)	(104)	—	—
Actuarial (gain) loss	62,751	24,677	2,494	(647)
Translation (gain) loss	(2,477)	(4,208)	—	—
Benefits paid	(30,488)	(28,844)	(3,197)	(3,152)

Benefit obligation end of year	$661,571	$586,808	$35,081	$33,715

Change in plan assets
Fair value of plan assets beginning of year	$385,483	$329,188	$—	$—
Actual gain (loss) return on plan assets	27,971	35,495	—	—
Company contributions	37,097	49,840	3,197	3,152
Settlements	(257)	(104)	—	—
Translation gain (loss)	(35)	(92)	—	—
Benefits paid	(30,488)	(28,844)	(3,197)	(3,152)

Fair value of plan assets end of year	$419,771	$385,483	$—	$—

Funded status
Plan assets less than benefit obligation	$(241,800)	$(201,325)	$(35,081)	$(33,715)

Net amount recognized	$(241,800)	$(201,325)	$(35,081)	$(33,715)

Of the $241.8 million under funding at December 31, 2011, $137.9 million relates to foreign pension plans and our supplemental executive retirement plans which are not commonly funded.

Amounts recognized in the Consolidated Balance Sheets are as follows:

	Pension benefits		Post-retirement
In thousands	2011	2010	2011	2010

Current liabilities	$(5,745)	$(5,343)	$(3,307)	$(3,390)
Noncurrent liabilities	(236,055)	(195,982)	(31,774)	(30,325)

Net amount recognized	$(241,800)	$(201,325)	$(35,081)	$(33,715)

The accumulated benefit obligation for all defined benefit plans was $625.9 million and $557.7 million at December 31, 2011 and 2010, respectively.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets are as follows:

In thousands	2011	2010

Pension plans with an accumulated benefit obligation in excess of plan assets:
Fair value of plan assets	$419,771	$385,483
Accumulated benefit obligation	625,884	557,712
Pension plans with a projected benefit obligation in excess of plan assets:
Fair value of plan assets	$419,771	$385,483
Accumulated benefit obligation	661,571	586,808

Components of net periodic benefit cost are as follows:

	Pension benefits			Post-retirement
In thousands	2011	2010	2009	2011	2010	2009

Service cost	$12,466	$11,588	$12,334	$180	$200	$214
Interest cost	32,768	31,671	32,612	1,889	2,013	2,377
Expected return on plan assets	(31,849)	(30,910)	(30,286)	—	—	—
Amortization of transition obligation	—	13	25	—	—	—
Amortization of prior year service cost (benefit)	—	7	23	(27)	(27)	(41)
Recognized net actuarial (gain) loss	3,887	1,674	82	(3,306)	(3,295)	(3,326)
Settlement gain	23	(8)	(9)	—	—	—

Net periodic benefit cost	$17,295	$14,035	$14,781	$(1,264)	$(1,109)	$(776)

Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax):

	Pension benefits		Post-retirement
In thousands	2011	2010	2011	2010

Prior service cost (benefit)	(171)	(162)	(850)	(878)
Net actuarial (gain) loss	201,093	138,558	(14,982)	(20,781)

Accumulated other comprehensive (income) loss	$200,922	$138,396	$(15,832)	$(21,659)

The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2012 is as follows:

	Pension	Post-
In thousands	benefits	retirement

Prior service cost (benefit)	$—	$(27)
Net actuarial (gain) loss	10,308	(3,306)

Total estimated 2012 amortization	$10,308	$(3,333)

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Additional information

Change in accumulated other comprehensive income, net of tax:

In thousands	2011	2010

Beginning of the year	$(71,210)	$(58,448)
Additional prior service cost incurred during the year	—	171
Actuarial gains (losses) incurred during the year	(42,139)	(11,861)
Translation gains (losses) incurred during the year	118	(75)
Amortization during the year:
Transition obligation	—	8
Unrecognized prior service cost (benefit)	(16)	(12)
Actuarial gains	354	(993)

End of the year	$(112,893)	$(71,210)

Assumptions

Weighted-average assumptions used to determine domestic benefit obligations at December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2011	2010	2009	2011	2010	2009

Discount rate	5.05	5.90	6.00	5.05	5.90	6.00
Rate of compensation increase	4.00	4.00	4.00

Weighted-average assumptions used to determine the domestic net periodic benefit cost for years ending December 31 are as follows:

	Pension benefits			Post-retirement
Percentages	2011	2010	2009	2011	2010	2009

Discount rate	5.90	6.00	6.50	5.90	6.00	6.50
Expected long-term return on plan assets	8.00	8.50	8.50
Rate of compensation increase	4.00	4.00	4.00

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of AA or higher bonds available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 5.05% in 2011, 5.90% in 2010 and 6.00% in 2009. The discount rates on our foreign plans ranged from 0.75% to 5.00% in 2011, 0.75% to 5.40% in 2010 and 2.00% to 6.00% in 2009. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2012.

Expected rate of return

Our expected rate of return on plan assets was 8.0% for 2011 and 8.5%, 2010 and 2009. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. In 2011, the pension plan assets yielded returns of 7.8% and returns of 11.2% and 19.5% in 2010 and 2009. Our expected rate of return on plan assets assumption is 7.5% for 2012.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

We base our determination of pension expense or income on a market-related valuation of assets which reduces year-to-year volatility. This market-related valuation recognizes investment gains or losses over a five- year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a five-year-period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

Unrecognized pension and post-retirement losses

As of our December 31, 2011 measurement date, our plans have $186.1 million of cumulative unrecognized losses. To the extent the unrecognized losses, when adjusted for the difference between market and market related values of assets, exceeds 10% of the projected benefit obligation, it will be amortized into expense each year on a straight-line basis over the remaining expected future-working lifetime of active participants (currently approximating 12 years).

The assumed health care cost trend rates at December 31 are as follows:

	2011	2010

Health care cost trend rate assumed for next year	7.50%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2027	2027

The assumed health care cost trend rates can have a significant effect on the amounts reported for health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

In thousands	1-Percentage- point increase	1-Percentage- point decrease

Effect on total annual service and interest cost	$45	$(40)
Effect on post-retirement benefit obligation	905	(801)

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

Asset allocation

Our actual overall asset allocation for the plans as compared to our investment policy goals is as follows:

	Plan assets		Target allocation
Asset class	2011	2010	2011	2010

Equity securities	42%	47%	40%	50%
Fixed income investments	50%	37%	50%	40%
Alternative investments	5%	12%	10%	10%
Cash	3%	4%	- %	- %

While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

As part of our strategy to reduce U.S. pension plan funded status volatility, we plan to increase the allocation to long duration fixed income securities in future years as the funded status of our U.S. pension plans improve. In 2011 we increased our fixed income investments from 40% to 50% and from 30% to 40% in 2010.

Fair value measurement

The following table presents our plan assets using the fair value hierarchy as of December 31, 2011 and December 31, 2010.

in thousands	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash equivalents	$—	$13,084	$—	$13,084
Fixed income:
Corporate and non U.S. government	—	76,046	150	76,196
U.S. treasuries	—	82,989	—	82,989
Mortgage-backed securities	—	40,286	629	40,915
Other	—	7,958	219	8,177
Global equity securities:
Small cap equity	7,094	—	—	7,094
Mid cap equity	7,528	4	—	7,532
Large cap equity	—	47,398	—	47,398
International equity	19,942	19,652	—	39,594
Long/short equity	—	56,575	—	56,575
Pentair company stock	16,645	—	—	16,645
Other investments	—	4,563	19,009	23,572

Total as of December 31, 2011	$51,209	$348,555	$20,007	$419,771

in thousands	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash equivalents	$—	$13,803	$—	$13,803
Fixed income:
Corporate and non U.S. government	—	42,544	284	42,828
U.S. treasuries	—	60,710	—	60,710
Mortgage-backed securities	—	30,052	1,368	31,420
Other	—	6,818	125	6,943
Global equity securities:
Small cap equity	7,982	—	—	7,982
Mid cap equity	8,811	—	—	8,811
Large cap equity	—	45,700	—	45,700
International equity	23,964	21,895	—	45,859
Long/short equity	—	56,639	—	56,639
Pentair company stock	18,255	—	—	18,255
Other investments	—	33,542	12,991	46,533

Total as of December 31, 2010	$59,012	$311,703	$14,768	$385,483

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Valuation methodologies used for investments measured at fair value are as follows:

•	Cash equivalents: Consist of investments in commingled funds valued based on observable market data. Such investments are classified as Level 2.

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

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2011 and December 31, 2010, respectively.

	Balance January 1, 2011	Net realized and unrealized gains (losses)	Net purchases, issuances and settlements	Net transfers into (out of) level 3	Balance December 31, 2011
Other investments	$12,991	$251	$5,767	$—	$19,009
Fixed income investments	1,777	87	(866)	—	998

	$14,768	$338	$4,901	$—	$20,007

	Balance January 1, 2010	Net realized and unrealized gains (losses)	Net purchases, issuances and settlements	Net transfers into (out of) level 3	Balance December 31, 2010
Other investments	$14,427	$678	$(2,114)	$—	$12,991
Fixed income investments	2,739	334	(1,296)	—	1,777

	$17,166	$1,012	$(3,410)	$—	$14,768

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Cash flows

Contributions

Pension contributions totaled $37.1 million and $49.8 million in 2011 and 2010, respectively. Our 2012 required pension contributions are expected to be in the range of $40 million to $45 million. The 2012 expected contributions will equal or exceed our minimum funding requirements.

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans as follows:

In millions	Pension benefits	Post-retirement
2012	$31.8	$3.3
2013	32.6	3.2
2014	33.5	3.1
2015	35.9	3.0
2016	38.7	2.9
2017-2021	221.4	13.1

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

Our combined expense for the plan and ESOP was approximately $15.8 million, $11.0 million and $6.7 million, in 2011, 2010 and 2009, respectively.

Other retirement compensation

Total other accrued retirement compensation was $12.6 million and $13.9 million in 2011 and 2010, respectively and is included in the Pension and other retirement compensation line of our Consolidated Balance Sheet.

13.	Shareholders’ Equity

Authorized shares

We may issue up to 250 million shares of common stock. Our Board of Directors may designate up to 15 million of those shares as preferred stock. On December 10, 2004, the Board of Directors designated a new series of preferred stock with authorization to issue up to 2.5 million shares, Series A Junior Participating Preferred Stock, par value $0.10 per share. No shares of preferred stock were issued or outstanding as of December 31, 2011 or December 31, 2010.

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

Share repurchases

In July 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2010 we had repurchased 734,603 shares for $25 million pursuant to this plan. In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2011, we had repurchased 389,300 shares for $12.5 million pursuant to this authorization, which expired in December 2011. In December 2011, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2012.

14.	Stock Plans

Total stock-based compensation expense in 2011, 2010 and 2009 was $19.5 million, $21.5 million and $17.3 million, respectively.

Omnibus stock incentive plans

In May 2008, the 2008 Omnibus Stock Incentive Plan as Amended and Restated (the “2008 Plan” or the “Plan”) was approved by shareholders. The 2008 Plan authorizes the issuance of additional shares of our common stock and extends through February 2018. The 2008 Plan allows for the granting of nonqualified stock options; incentive stock options; restricted shares; restricted stock units; dividend equivalent units; stock appreciation rights; performance shares; performance units; and other stock based awards.

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

Non-qualified and incentive stock options

Under the Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Annual expense for the fair value of stock options was $8.9 million in 2011, $10.7 million in 2010 and $7.1 million in 2009.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Restricted shares and restricted stock units

Under the Plan, eligible employees are awarded restricted shares or restricted stock units (awards) of our common stock. Share awards generally vest from two to five years after issuance, subject to continuous employment and certain other conditions. Restricted share awards are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the fair value of restricted shares and restricted stock units was $10.6 million in 2011, $10.8 million in 2010 and $10.2 million in 2009.

Stock appreciation rights, performance shares and performance units

Under the Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and are tied to specific financial metrics.

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

Stock options

The following table summarizes stock option activity under all plans:

Options outstanding	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Balance January 1, 2011	7,967,416	$31.34
Granted	817,707	36.73
Exercised	(839,886)	25.03
Forfeited	(45,203)	32.86
Expired	(62,338)	40.06

Balance December 31, 2011	7,837,696	$32.50	5.6	$20,161,647

Options exercisable as of December 31, 2011	5,694,049	$32.38	4.6	$16,052,331
Options expected to vest as of December 31, 2011	2,107,848	$32.82	8.2	$4,109,316

The weighted-average grant date fair value of options granted in 2011, 2010 and 2009 was estimated to be $9.98, $9.47 and $5.09 per share, respectively. The total intrinsic value of options that were exercised during 2011, 2010 and 2009 was $10.9 million, $7.4 million and $5.2 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to stock options was $5.3 million. This cost is expected to be recognized over a weighted average period of 1.4 years.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

We estimated the fair values using the Black-Scholes option-pricing model, modified for dividends and using the following assumptions:

	2011	2010	2009
Risk-free interest rate	1.51%	2.45%	1.77%
Expected dividend yield	2.32%	2.30%	3.20%
Expected stock price volatility	35.50%	35.00%	32.50%
Expected lives	5.5 yrs	5.5 yrs	5.2 yrs

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $14.7 million, $14.9 million and $8.2 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.1 million, $2.8 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restricted share awards

The following table summarizes restricted share award activity under all plans:

Restricted shares outstanding	Shares	Weighted average grant date fair value
Balance January 1, 2011	1,309,403	$29.33
Granted	278,418	36.60
Vested	(276,956)	31.63
Forfeited	(60,783)	28.32

Balance December 31, 2011	1,250,082	$30.49

As of December 31, 2011, there was $16.4 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2004 Plan and the 2008 Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009, was $10.2 million, $12.7 million and $5.5 million, respectively. The actual tax benefit realized for the tax deductions from restricted share compensation arrangements totaled $3.6 million, $3.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15.	Business Segments

We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•

Water & Fluid Solutions — manufactures and markets essential products and systems used in the movement, storage, treatment and enjoyment of water. Products include water and wastewater pumps; filtration and purification components and systems; storage tanks and pressure vessels; and pool and spa equipment and accessories.

•

Technical Products — designs, manufactures and markets standard, modified and custom enclosures that house and protect sensitive electronics and electrical components and protect the people that use them. Applications served include industrial machinery, data communications, networking, telecommunications, test and measurement, automotive, medical, security, defense and general electronics. Products include mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes and associated thermal management systems.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

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

Financial information by reportable business segment is included in the following summary:

In thousands	2011	2010	2009	2011	2010	2009
	Net sales to external customers			Operating income (loss)
Water & Fluid Solutions	$2,369,804	$2,041,281	$1,847,764	$58,311	$231,588	$163,745
Technical Products	1,086,882	989,492	844,704	185,240	151,533	100,355
Other	—	—	—	(75,034)	(48,966)	(44,152)

Consolidated	$3,456,686	$3,030,773	$2,692,468	$168,517	$334,155	$219,948

	Identifiable assets (1)			Depreciation
Water & Fluid Solutions	$3,792,188	$3,409,556	$3,205,774	$42,419	$37,449	$44,063
Technical Products	651,693	728,969	716,092	17,826	17,544	19,035
Other (1)	142,432	(164,992)	(10,532)	5,990	3,002	1,725

Consolidated	$4,586,313	$3,973,533	$3,911,334	$66,235	$57,995	$64,823

	Amortization			Capital expenditures
Water & Fluid Solutions	$39,451	$22,981	$34,919	$49,241	$39,631	$36,513
Technical Products	2,446	2,610	2,687	15,806	8,336	15,388
Other	—	593	3,051	8,301	11,556	2,236

Consolidated	$41,897	$26,184	$40,657	$73,348	$59,523	$54,137

The following table presents certain geographic information:

In thousands	2011	2010	2009	2011	2010	2009
	Net sales to external customers			Long-lived assets
U.S.	$2,336,845	$2,222,856	$1,964,138	$195,631	$196,440	$203,206
Europe	701,865	470,879	439,312	140,290	77,000	87,880
Asia and other	417,976	337,038	289,018	51,604	55,995	42,602

Consolidated	$3,456,686	$3,030,773	$2,692,468	$387,525	$329,435	$333,688

(1)All cash and cash equivalents are included in Other

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. In Water & Fluid Solutions, one customer accounted for approximately 10% of segment sales in 201l and 2010 and no single customer accounted for more than 10% of segment sales in 2009. In Technical Products, no single customer accounted for more than 10% of segment sales in 2011, 2010 or 2009.

16.	Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases follows:

In thousands	2011	2010	2009
Gross rental expense	$39,808	$32,662	$32,799
Sublease rental income	(455)	(225)	(74)

Net rental expense	$39,353	$32,437	$32,725

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, vehicles, and machinery and equipment are as follows:

In thousands	2012	2013	2014	2015	2016	Thereafter	Total
Minimum lease payments	$25,961	$19,343	$15,944	$12,689	$10,331	$16,794	$101,062
Minimum sublease rentals	(280)	(283)	(285)	(118)	(103)	(103)	(1,172)

Net future minimum lease commitments	$25,681	$19,060	$15,659	$12,571	$10,228	$16,691	$99,890

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

We may be named as a PRP at other sites in the future, for both divested and acquired businesses. When the outcome of the matter is probable and it is possible to provide reasonable estimates of our liability with respect to environmental sites, provisions have been made in accordance with GAAP. As of December 31, 2011 and 2010, our undiscounted reserves for such environmental liabilities were approximately $1.5 million and $1.3 million, respectively. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

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

While we believe that a material impact on our consolidated financial position, results of operations, or cash flows from any such future charges is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims could change in the future.

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

The changes in the carrying amount of service and product warranties for the years ended December 31, 2011 and 2010 were as follows:

In thousands	2011	2010
Balance at beginning of the year	$30,050	$24,288
Service and product warranty provision	50,096	56,553
Payments	(53,937)	(50,729)
Acquired	3,575	—
Translation	(429)	(62)

Balance at end of the period	$29,355	$30,050

Stand-by letters of credit and bonds

In the ordinary course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of December 31, 2011 and December 31, 2010, the outstanding value of these instruments totaled $136.2 million and $116.5 million, respectively.

17.	Selected Quarterly Financial Data (Unaudited)

The following table represents the 2011 quarterly financial information:

	2011
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$790,273	$910,175	$890,546	$865,692	$3,456,686
Gross profit	249,059	287,736	272,062	264,865	1,073,722
Operating income	86,177	109,422	92,903	(119,985)	168,517
Income from continuing operations	52,034	68,137	52,054	(133,704)	38,521
Net income from continuing operations attributable to Pentair, Inc.	50,541	66,712	51,092	(134,123)	34,222
Earnings per common share attributable to Pentair, Inc. (1)
Basic
Continuing operations	$0.52	$0.68	$0.52	$(1.36)	$0.35

Basic earnings per common share	$0.52	$0.68	$0.52	$(1.36)	$0.35

Diluted
Continuing operations	$0.51	$0.67	$0.51	$(1.36)	$0.34

Diluted earnings per common share	$0.51	$0.67	$0.51	$(1.36)	$0.34

(1)Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

The following table represents the 2010 quarterly financial information:

	2010
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$707,013	$796,167	$773,735	$753,858	$3,030,773
Gross profit	213,702	248,168	236,542	232,228	930,640
Operating income	63,601	100,126	90,823	79,605	334,155
Income from continuing operations	36,029	61,612	55,729	49,577	202,947
Gain (loss) on disposal of discontinued operations, net of tax	524	593	549	(2,292)	(626)
Net income from continuing operations attributable to to Pentair, Inc.	34,797	60,488	54,501	48,668	198,454
Earnings per common share attributable to Pentair, Inc. (1)
Basic
Continuing operations	$0.35	$0.61	$0.55	$0.50	$2.02
Discontinued operations	0.01	0.01	0.01	(0.02)	(0.01)

Basic earnings per common share	$0.36	$0.62	$0.56	$0.48	$2.01

Diluted
Continuing operations	$0.35	$0.61	$0.55	$0.49	$2.00
Discontinued operations	0.01	—	—	(0.02)	(0.01)

Diluted earnings per common share	$0.36	$0.61	$0.55	$0.47	$1.99

(1)Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

18. Financial Statements of Subsidiary Guarantors

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

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the year ended December 31, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,243,362	$1,437,242	$(223,918)	$3,456,686
Cost of goods sold	4,000	1,562,298	1,039,362	(222,696)	2,382,964

Gross profit	(4,000)	681,064	397,880	(1,222)	1,073,722
Selling, general and administrative	18,967	338,830	269,952	(1,222)	626,527
Research and development	1,032	41,860	35,266	—	78,158
Goodwill impairment	—	—	200,520	—	200,520

Operating (loss) income	(23,999)	300,374	(107,858)	—	168,517
Loss (earnings) from investment in subsidiaries	18,792	(27,419)	(1,321)	9,948	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(1,654)	(244)	—	(1,898)
Net interest (income) expense	(107,743)	152,264	14,314	—	58,835

Income (loss) from continuing operations before income taxes and noncontrolling interest	64,952	177,183	(120,607)	(9,948)	111,580
Provision for income taxes	30,730	45,156	(2,827)	—	73,059

Net income before noncontrolling interest	34,222	132,027	(117,780)	(9,948)	38,521

Noncontrolling interest	—	—	4,299	—	4,299

Net income attributable to Pentair, Inc.	$34,222	$132,027	$(122,079)	$(9,948)	$34,222

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the year ended December 31, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$2,092,487	$1,189,597	$(251,311)	$3,030,773
Cost of goods sold	3,167	1,453,786	893,570	(250,390)	2,100,133

Gross profit	(3,167)	638,701	296,027	(921)	930,640
Selling, general and administrative	(3,713)	337,408	196,555	(921)	529,329
Research and development	393	42,386	24,377	—	67,156

Operating income	153	258,907	75,095	—	334,155
Earnings from investment in subsidiaries	(129,872)	—	—	129,872	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(1,551)	(557)	—	(2,108)
Net interest (income) expense	(111,034)	153,904	(6,754)	—	36,116

Income (loss) from continuing operations before income taxes and noncontrolling interest	241,059	106,554	82,406	(129,872)	300,147
Provision for income taxes	42,605	36,447	18,148	—	97,200

Income from continuing operations	198,454	70,107	64,258	(129,872)	202,947
Loss on disposal of discontinued operations, net of tax	(626)	—	—	—	(626)

Net income before noncontrolling interest	197,828	70,107	64,258	(129,872)	202,321
Noncontrolling interest	—	—	4,493	—	4,493

Net income attributable to Pentair, Inc.	$197,828	$70,107	$59,765	$(129,872)	$197,828

Net income from continuing operations attributable to Pentair, Inc.	$198,454	$70,107	$59,765	$(129,872)	$198,454

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

For the year ended December 31, 2009

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$1,827,463	$1,050,381	$(185,376)	$2,692,468
Cost of goods sold	7,024	1,310,011	775,116	(184,818)	1,907,333

Gross profit	(7,024)	517,452	275,265	(558)	785,135
Selling, general and administrative	10,074	312,079	185,708	(558)	507,303
Research and development	306	34,844	22,734	—	57,884

Operating (loss) income	(17,404)	170,529	66,823	—	219,948
Earnings from investment in subsidiaries	(60,528)	—	—	60,528	—
Other (income) expense:
Equity losses of unconsolidated subsidiaries	—	1,379	—	—	1,379
Loss on early extinguishment of debt	4,804	—	—	—	4,804
Net interest (income) expense	(106,586)	153,672	(5,968)	—	41,118

Income (loss) from continuing operations before income taxes and noncontrolling interest	144,906	15,478	72,791	(60,528)	172,647
Provision for income taxes	29,270	6,063	21,095	—	56,428

Income from continuing operations	115,636	9,415	51,696	(60,528)	116,219
(Loss) gain on disposal of discontinued operations, net of tax	(143)	551	(427)	—	(19)

Net income before noncontrolling interest	115,493	9,966	51,269	(60,528)	116,200
Noncontrolling interest	—	—	707	—	707

Net income attributable to Pentair, Inc.	$115,493	$9,966	$50,562	$(60,528)	$115,493

Net income from continuing operations attributable to Pentair, Inc.	$115,636	$9,415	$50,989	$(60,528)	$115,512

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

December 31, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,097	$3,332	$43,648	$—	$50,077
Accounts and notes receivable, net	828	360,027	263,201	(54,852)	569,204
Inventories	—	227,472	222,391	—	449,863
Deferred tax assets	134,240	40,698	13,382	(127,421)	60,899
Prepaid expenses and other current assets	28,937	(6,886)	107,121	(21,380)	107,792

Total current assets	167,102	624,643	649,743	(203,653)	1,237,835
Property, plant and equipment, net	19,693	136,102	231,730	—	387,525
Other assets
Investments in/advances to subsidiaries	2,910,927	1,447,522	92,396	(4,450,845)	—
Goodwill	—	1,330,265	943,653	—	2,273,918
Intangibles, net	—	250,792	341,493	—	592,285
Other	63,508	27,337	23,045	(19,140)	94,750

Total other assets	2,974,435	3,055,916	1,400,587	(4,469,985)	2,960,953

Total assets	$3,161,230	$3,816,661	$2,282,060	$(4,673,638)	$4,586,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$3,694	$—	$3,694
Current maturities of long-term debt	2,585	—	1,168	(2,585)	1,168
Accounts payable	5,036	189,355	152,065	(51,598)	294,858
Employee compensation and benefits	24,466	30,015	54,880	—	109,361
Current pension and post-retirement benefits	9,052	—	—	—	9,052
Accrued product claims and warranties	165	22,037	20,428	—	42,630
Income taxes	40,999	(28,717)	2,265	—	14,547
Accrued rebates and sales incentives	—	25,612	11,397	—	37,009
Other current liabilities	25,050	53,960	71,890	(21,378)	129,522

Total current liabilities	107,353	292,262	317,787	(75,561)	641,841
Other liabilities
Long-term debt	1,312,053	2,417,922	542,411	(2,968,161)	1,304,225
Pension and other retirement compensation	182,556	(7,701)	73,760	—	248,615
Post-retirement medical and other benefits	17,024	33,890	—	(19,140)	31,774
Long-term income taxes payable	26,470	—	—	—	26,470
Deferred tax liabilities	—	229,962	86,416	(127,421)	188,957
Due to/ (from) affiliates	(479,943)	751,145	711,705	(982,907)	—
Other non-current liabilities	62,388	1,508	33,143	—	97,039

Total liabilities	1,227,901	3,718,988	1,765,222	(4,173,190)	2,538,921
Noncontrolling interest	—	—	114,063	—	114,063
Shareholders’ equity attributable to Pentair, Inc.	1,933,329	97,673	402,775	(500,448)	1,933,329

Total liabilities and shareholders’ equity	$3,161,230	$3,816,661	$2,282,060	$(4,673,638)	$4,586,313

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

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

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the year ended December 31, 2011

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$34,222	$132,027	$(117,780)	$(9,948)	$38,521
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	—	(1,654)	(244)	—	(1,898)
Depreciation	5,991	27,742	32,502	—	66,235
Amortization	—	15,195	26,702	—	41,897
Loss (earnings) from investments in subsidiaries	18,792	(27,419)	(1,321)	9,948	—
Deferred income taxes	6,889	18,084	(30,556)	—	(5,583)
Stock compensation	19,489	—	—	—	19,489
Goodwill impairment	—	—	200,520	—	200,520
Excess tax benefits from stock-based compensation	(3,310)	—	—	—	(3,310)
Loss on sale of assets	933	—	—	—	933
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(53,661)	20,574	32,870	1,565	1,348
Inventories	—	7,589	10,674	—	18,263
Prepaid expenses and other current assets	(19,728)	17,041	(5,601)	18,320	10,032
Accounts payable	60,209	5,320	(78,308)	(11,551)	(24,330)
Employee compensation and benefits	(23,553)	(2,193)	5,260	—	(20,486)
Accrued product claims and warranties	—	(1,533)	(451)	—	(1,984)
Income taxes	48,947	(33,965)	(4,898)	—	10,084
Other current liabilities	10,539	22,568	(3,867)	(18,319)	10,921
Pension and post-retirement benefits	(17,662)	(10,910)	3,976	—	(24,596)
Other assets and liabilities	502	(18,485)	(7,832)	9,985	(15,830)

Net cash provided by (used for) operating activities	88,599	169,981	61,646	—	320,226
Investing activities
Capital expenditures	(8,301)	(27,625)	(37,422)	—	(73,348)
Proceeds from sale of property and equipment	—	143	1,167	—	1,310
Acquisitions, net of cash acquired	—	—	(733,105)	—	(733,105)
Other	3,702	(4,604)	(2,041)	—	(2,943)

Net cash provided by (used for) investing activities	(4,599)	(32,086)	(771,401)	—	(808,086)
Financing activities
Net short-term borrowings	(1,239)	—	—	—	(1,239)
Proceeds from long-term debt	1,421,602	—	—	—	1,421,602
Repayment of long-term debt	(832,147)	—	—	—	(832,147)
Debt issuance costs	(8,973)	—	—	—	(8,973)
Net change in advances to subsidiaries	(579,126)	(137,767)	716,893	—	—
Excess tax benefits from stock-based compensation	3,310	—	—	—	3,310
Stock issued to employees, net of shares withheld	13,324	—	(2)	—	13,322
Repurchases of common stock	(12,785)	—	—	—	(12,785)
Dividends paid	(78,351)	(200)	(986)	—	(79,537)

Net cash provided by (used for) financing activities	(74,385)	(137,967)	715,905	—	503,553
Effect of exchange rate changes on cash and cash equivalents	(9,719)	—	(1,953)	—	(11,672)

Change in cash and cash equivalents	(104)	(72)	4,197	—	4,021
Cash and cash equivalents, beginning of period	3,201	3,404	39,451	—	46,056

Cash and cash equivalents, end of period	$3,097	$3,332	$43,648	$—	$50,077

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the year ended December 31, 2010

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$197,828	$70,107	$64,258	$(129,872)	$202,321
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of discontinued operations	626	—	—	—	626
Equity income of unconsolidated subsidiaries	—	(1,551)	(557)	—	(2,108)
Depreciation	3,002	29,902	25,091	—	57,995
Amortization	593	15,597	9,994	—	26,184
Earnings from investments in subsidiaries	(129,872)	—	—	129,872	—
Deferred income taxes	18,075	9,679	1,699	—	29,453
Stock compensation	21,468	—	—	—	21,468
Excess tax benefits from stock-based compensation	(2,686)	—	—	—	(2,686)
Loss on sale of assets	466	—	—	—	466
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	1,759	(61,042)	(14,222)	11,161	(62,344)
Inventories	—	(10,683)	(33,812)	—	(44,495)
Prepaid expenses and other current assets	(8,519)	(3,035)	6,993	7,338	2,777
Accounts payable	(1,431)	43,578	24,248	(11,074)	55,321
Employee compensation and benefits	14,630	4,840	7,782	—	27,252
Accrued product claims and warranties	12,245	5,695	(9,872)	—	8,068
Income taxes	(13,267)	15,813	(755)	—	1,791
Other current liabilities	3,314	(5,258)	9,921	(7,416)	561
Pension and post-retirement benefits	(33,762)	(11,798)	2,536	—	(43,024)
Other assets and liabilities	(2,191)	(12,731)	5,672	—	(9,250)

Net cash provided by (used for) operating activities	82,278	89,113	98,976	9	270,376
Investing activities
Capital expenditures	(11,557)	(22,954)	(25,012)	—	(59,523)
Proceeds from sale of property and equipment	—	284	74	—	358
Other	525	—	(1,673)	—	(1,148)

Net cash provided by (used for) investing activities	(11,032)	(22,670)	(26,611)	—	(60,313)
Financing activities
Net short-term borrowings	2,728	31	(31)	—	2,728
Proceeds from long-term debt	703,641	—	—	—	703,641
Repayment of long-term debt	(804,713)	—	—	—	(804,713)
Debt issuance costs	(50)	—	—	—	(50)
Net change in advances to subsidiaries	106,372	(59,269)	(47,090)	(13)	—
Excess tax benefits from stock-based compensation	2,686	—	—	—	2,686
Stock issued to employees, net of shares withheld	9,941	—	—	—	9,941
Repurchases of common stock	(24,712)	—	—	—	(24,712)
Dividends paid	(73,014)	142	(2,593)	—	(75,465)
Distribution to noncontrolling interest	—	—	(4,647)	—	(4,647)

Net cash provided by (used for) financing activities	(77,121)	(59,096)	(54,361)	(13)	(190,591)
Effect of exchange rate changes on cash and cash equivalents	7,044	(5,756)	(8,104)	4	(6,812)

Change in cash and cash equivalents	1,169	1,591	9,900	—	12,660
Cash and cash equivalents, beginning of period	2,032	1,813	29,551	—	33,396

Cash and cash equivalents, end of period	$3,201	$3,404	$39,451	$—	$46,056

Pentair, Inc. and Subsidiaries

Notes to consolidated financial statements

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the year end December 31, 2009

In thousands	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income before noncontrolling interest	$115,493	$9,966	$51,269	$(60,528)	$116,200
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss (gain) on disposal of discontinued operations	143	(551)	427	—	19
Equity losses of unconsolidated subsidiaries	—	1,379	—	—	1,379
Depreciation	8,166	30,506	26,151	—	64,823
Amortization	14,332	15,752	10,573	—	40,657
Earnings from investments in subsidiaries	(60,528)	—	—	60,528	—
Deferred income taxes	8,223	18,582	3,811	—	30,616
Stock compensation	17,324	—	—	—	17,324
Excess tax benefits from stock-based compensation	(1,746)	—	—	—	(1,746)
(Gain) loss on sale of assets	(1,389)	—	2,374	—	985
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(1,456)	10,492	7,484	(5,213)	11,307
Inventories	—	46,791	19,893	—	66,684
Prepaid expenses and other current assets	48,529	2,985	(37,221)	1,909	16,202
Accounts payable	5,615	(18,623)	(5,209)	4,395	(13,822)
Employee compensation and benefits	(1,385)	(13,968)	(7,078)	—	(22,431)
Accrued product claims and warranties	—	(7,645)	205	—	(7,440)
Income taxes	(10,921)	6,917	5,976	—	1,972
Other current liabilities	(29,030)	(15,312)	25,118	(1,857)	(21,081)
Pension and post-retirement benefits	(30,630)	(11,716)	2,739	—	(39,607)
Other assets and liabilities	(19,117)	39,226	(22,250)	—	(2,141)

Net cash provided by (used for) continuing operations	61,623	114,781	84,262	(766)	259,900
Net cash provided by (used for) operating activities of discontinued operations	(30)	(1,590)	89	—	(1,531)

Net cash provided by (used for) operating activities	61,593	113,191	84,351	(766)	258,369
Investing activities
Capital expenditures	(2,237)	(19,676)	(32,224)	—	(54,137)
Proceeds from sale of property and equipment	—	446	762	—	1,208
Divestitures	404	1,002	161	—	1,567
Other	7	—	(3,231)	—	(3,224)

Net cash provided by (used for) investing activities	(1,826)	(18,228)	(34,532)	—	(54,586)
Financing activities
Net short-term borrowings	2,205	115	(115)	—	2,205
Proceeds from long-term debt	580,000	—	—	—	580,000
Repayment of long-term debt	(730,304)	—	—	—	(730,304)
Debt issuance costs	(50)	—	—	—	(50)
Net change in advances to subsidiaries	152,482	(110,046)	(43,201)	765	—
Excess tax benefits from stock-based compensation	1,746	—	—	—	1,746
Stock issued to employees, net of shares withheld	8,247	—	—	—	8,247
Dividends paid	(63,686)	5,313	(12,554)	—	(70,927)

Net cash provided by (used for) financing activities	(49,360)	(104,618)	(55,870)	765	(209,083)
Effect of exchange rate changes on cash and cash equivalents	(11,095)	8,123	2,323	1	(648)

Change in cash and cash equivalents	(688)	(1,532)	(3,728)	—	(5,948)
Cash and cash equivalents, beginning of period	2,720	3,345	33,279	—	39,344

Cash and cash equivalents, end of period	$2,032	$1,813	$29,551	$—	$33,396

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2011, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2011 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at www.pentair.com/resources/images/2673.pdf. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at www.pentair.com/resources/images/2673.pdf.

We are not including the information contained on our website as part of or incorporating it by reference into, this report.

ITEM 11. EXECUTIVE	COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2012 annual meeting of shareholders under the captions “Corporate Governance Matters — Committees of the Board — Compensation Committee,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2012 annual meeting of shareholders under the captions “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2011, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ( b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Omnibus Stock Incentive Plan	3,313,980	$31.03	4,326,895	(1)
2004 Omnibus Stock Incentive Plan	4,060,835	$33.51	—	(2)
Outside Directors Non-qualified Stock Option Plan	462,881	$34.20	—	(2)

Total	7,837,696	$32.50	4,326,895

(1)	Represents securities remaining available for issuance under the 2008 Omnibus Plan.

(2)	The 2004 Omnibus Plan and the Directors Plan were terminated in 2008. Options previously granted remain outstanding under these plans, but no further options or shares may be granted or issued under either plan.

All share numbers and per share amounts described in this section have been adjusted to reflect our 2-for-1 stock split in 2004.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2012 annual meeting of shareholders under the captions “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2012 annual meeting of shareholders under the caption “Audit Committee Disclosure” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULE

(a) List of documents filed as part of this report:

(1)   Financial Statements

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2012.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2012.

Signature	Title

/s/ Randall J. Hogan	Chairman and Chief Executive Officer
Randall J. Hogan

/s/ John L. Stauch	Executive Vice President and Chief Financial Officer
John L. Stauch

/s/ Mark C. Borin	Corporate Controller and Chief Accounting Officer
Mark C. Borin

*	Director
Leslie Abi-Karam

*	Director
Glynis A. Bryan

*	Director
Jerry W. Burris

*	Director
T. Michael Glenn

*	Director
Charles A. Haggerty

*	Director
David H. Y. Ho

*	Director
David A. Jones

Signature	Title

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*By	/s/ Angela D. Lageson
Angela D. Lageson Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair, Inc and subsidiaries

in thousands	Balance beginning in period	Additions charged to costs and expenses	Deductions		Other changes add (deduct)		Balance end of period
Allowances for doubtful accounts
Year ended December 31, 2011	$17,119	$4,447	$4,724	(1)	$(842	)(2)	$16,000
Year ended December 31, 2010	$14,154	$4,300	$1,152	(1)	$(183	)(2)	$17,119
Year ended December 31, 2009	$8,925	$6,832	$2,449	(1)	$846	(2)	$14,154

(1) Uncollectible accounts written off, net of expense

(2) Result of acquisitions and foreign currency effects

Exhibit Index

Exhibit Number	Exhibit
3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).

4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).

4.2	Fourth Amended and Restated Credit Agreement dated April 28, 2011, among Pentair, Inc., certain of its subsidiaries and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated April 28, 2011).

4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013 and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).

4.4	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

4.5	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017 and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).

4.6	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.7	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 contained in Pentair’s Current Report on Form 8-K dated May 9, 2011).

10.1	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

Exhibit Number	Exhibit

10.4	Pentair’s Restoration Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.4 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as Amended and Restated Through July 29, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Quarterly Report on Form 10-Q for the year ended September 26, 2009).*

10.9	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2009 (Incorporated by reference to Appendix B contained in Pentair’s Proxy Statement for its 2009 annual meeting of shareholders).*

10.10	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.11	Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12	Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.14	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated Through December 16, 2009 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.15	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.16	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.17	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

Exhibit Number	Exhibit

10.18	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

10.19	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as Amended and Restated (Incorporated by reference to Appendix A contained in Pentair’s Proxy Statement for its 2010 annual meeting of shareholders filed on March 18, 2010).*

10.20	Form of award letter for executive officers under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).*

10.21	Form of award letter for directors under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.22	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

21	List of Pentair subsidiaries.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.