Form 10-K/A
period 2011-12-31
PENTAIR INC
filed 2012-04-13
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of Pentair, Inc. for the fiscal year ended December 31, 2011 (the “Form 10-K”), as filed with the Securities and Exchange Commission on February 21, 2012 to revise Item 8 of the original Form 10-K. The revision relates solely to Note 18 of the Notes to the Consolidated Financial Statements, which incorrectly included the word “Unaudited” in the header of each table. The word “Unaudited” has been removed from each table header in Note 18 in this Form 10-K/A.

Except as described above, no other changes have been made to the Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Form 10-K.

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

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts (Previously filed with the Annual Report on Form 10-K of Pentair, Inc. for the fiscal year ended December 31, 2011, as filed on February 21, 2012).

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)   Exhibits

The exhibits of this Annual Report on Form 10-K included herein are set forth on the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2012.

PENTAIR, INC.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit Number	Exhibit
3.1	Third Restated Articles of Incorporation as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.2	Fourth Amended and Superseding By-Laws as amended through May 3, 2007 (Incorporated by reference to Exhibit 3.2 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007).

3.3	Statement of Resolution of the Board of Directors Establishing the Series and Fixing the Relative Rights and Preferences of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 3.1 contained in Pentair’s Current Report on Form 8-K dated December 10, 2004).

4.1	Rights Agreement dated as of December 10, 2004 between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Registration Statement on Form 8-A, dated as of December 31, 2004).

4.2	Fourth Amended and Restated Credit Agreement dated April 28, 2011, among Pentair, Inc., certain of its subsidiaries and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated April 28, 2011).

4.3	Note Purchase Agreement dated as of July 25, 2003 for $50,000,000 4.93% Senior Notes, Series A, due July 25, 2013, $100,000,000 Floating Rate Senior Notes, Series B, due July 25, 2013 and $50,000,000 5.03% Senior Notes, Series C, due October 15, 2013 (Incorporated by reference to Exhibit 10.22 contained in Pentair’s Current Report on Form 8-K dated July 25, 2003).

4.4	First Amendment to Note Purchase agreement dated July 19, 2005 by and among Pentair, Inc. and the undersigned holders (Incorporated by reference to Exhibit 4 contained in Pentair’s Quarterly Report on Form 10-Q for the quarterly period ended July 2, 2005).

4.5	Form of Note Purchase Agreement, dated May 17, 2007, by and among Pentair, Inc. and various institutional investors, for the sale of $300 million aggregate principal amount of Pentair’s 5.87% Senior Notes, Series D, due May 17, 2017 and $105 million aggregate principal amount of Pentair’s Floating Rate Senior Notes, Series E, due May 17, 2012 (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated May 17, 2007).

4.6	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.7	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 contained in Pentair’s Current Report on Form 8-K dated May 9, 2011).

10.1	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.2	Pentair’s 1999 Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.3	Pentair’s Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

Exhibit Number	Exhibit

10.4	Pentair’s Restoration Plan as Amended and Restated effective January 1, 2009 (Incorporated by reference to Exhibit 10.4 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.5	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2005).*

10.6	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 1995).*

10.7	Amendment effective August 23, 2000 to Pentair’s Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 contained in Pentair’s Current Report on Form 8-K filed September 21, 2000).*

10.8	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as Amended and Restated Through July 29, 2009 (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Quarterly Report on Form 10-Q for the year ended September 26, 2009).*

10.9	Pentair, Inc. Executive Officer Performance Plan as Amended and Restated, effective January 1, 2009 (Incorporated by reference to Appendix B contained in Pentair’s Proxy Statement for its 2009 annual meeting of shareholders).*

10.10	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.11	Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.12	Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2008).*

10.13	Pentair, Inc. International Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix I contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.14	Pentair, Inc. Compensation Plan for Non-Employee Directors, as Amended and Restated Through December 16, 2009 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.15	Pentair, Inc. Omnibus Stock Incentive Plan, as Amended and Restated, effective December 12, 2007 (Incorporated by reference to Exhibit 10.14 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2007).*

10.16	Pentair, Inc. Employee Stock Purchase and Bonus Plan, as Amended and Restated, effective May 1, 2004 (Incorporated by reference to Appendix H contained in Pentair’s Proxy Statement for its 2004 annual meeting of shareholders).*

10.17	Letter Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

Exhibit Number	Exhibit

10.18	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 contained in Pentair’s Current Report on Form 8-K dated January 6, 2005).*

10.19	Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as Amended and Restated (Incorporated by reference to Appendix A contained in Pentair’s Proxy Statement for its 2010 annual meeting of shareholders filed on March 18, 2010).*

10.20	Form of award letter for executive officers under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K filed January 8, 2009).*

10.21	Form of award letter for directors under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.21 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2009).*

10.22	Amended and Restated Pentair, Inc. Outside Directors Nonqualified Stock Option Plan as amended through February 27, 2002 (Incorporated by reference to Exhibit 10.7 contained in Pentair’s Annual Report on Form 10-K for the year ended December 31, 2001).*

21	List of Pentair subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of Attorney.**

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Annual Report on Form 10-K/A for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income for the three years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009 and (v) the Notes to the Consolidated Financial Statements.

*	A management or compensatory contact.
**	Previously filed with the Annual Report on Form 10-K of Pentair, Inc. for the fiscal year ended December 31, 2011, as filed on February 21, 2012.