Form 10-Q
period 2012-03-31
PENTAIR INC
filed 2012-04-24
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

On March 31, 2012, 99,048,375 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended

In thousands, except per-share data	March 31, 2012	April 2, 2011

Net sales	$858,177	$790,273
Cost of goods sold	577,458	541,214

Gross profit	280,719	249,059
Selling, general and administrative	175,010	144,760
Research and development	20,757	18,122

Operating income	84,952	86,177
Other (income) expense:
Equity income of unconsolidated subsidiaries	(1,049)	(235)
Net interest expense	14,768	9,325

Income before income taxes and noncontrolling interest	71,233	77,087
Provision for income taxes	9,079	25,053

Net income before noncontrolling interest	62,154	52,034
Noncontrolling interest	1,340	1,493

Net income attributable to Pentair, Inc.	$60,814	$50,541

Comprehensive income	$104,238	$94,813

Earnings per common share attributable to Pentair, Inc.
Basic	$0.62	$0.52
Diluted	$0.61	$0.51

Weighted average common shares outstanding
Basic	98,633	98,098
Diluted	100,407	99,670

Cash dividends declared per common share	$0.22	$0.20

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

In thousands, except share and per-share data	March 31, 2012	December 31, 2011	April 2, 2011

Assets
Current assets
Cash and cash equivalents	$55,438	$50,077	$57,134
Accounts and notes receivable, net	680,260	569,204	625,856
Inventories	475,403	449,863	411,767
Deferred tax assets	62,405	60,899	56,370
Prepaid expenses and other current assets	115,701	107,792	57,950

Total current assets	1,389,207	1,237,835	1,209,077

Property, plant and equipment, net	393,335	387,525	338,610

Other assets
Goodwill	2,297,175	2,273,918	2,097,428
Intangibles, net	594,929	592,285	461,244
Other	103,560	94,750	56,328

Total other assets	2,995,664	2,960,953	2,615,000

Total assets	$4,778,206	$4,586,313	$4,162,687

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$19,190	$3,694	$6,093
Current maturities of long-term debt	1,207	1,168	13
Accounts payable	293,398	294,858	256,492
Employee compensation and benefits	86,774	109,361	84,043
Current pension and post-retirement benefits	9,052	9,052	8,733
Accrued product claims and warranties	42,684	42,630	43,418
Income taxes	25,153	14,547	20,492
Accrued rebates and sales incentives	31,730	37,009	29,546
Other current liabilities	150,135	129,522	97,531

Total current liabilities	659,323	641,841	546,361

Other liabilities
Long-term debt	1,395,093	1,304,225	802,321
Pension and other retirement compensation	251,551	248,615	216,592
Post-retirement medical and other benefits	30,918	31,774	29,459
Long-term income taxes payable	13,382	26,470	23,548
Deferred tax liabilities	194,469	188,957	175,877
Other non-current liabilities	89,863	97,039	86,085

Total liabilities	2,634,599	2,538,921	1,880,243

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,048,375, 98,622,564 and 98,419,314 shares issued and outstanding, respectively	16,507	16,437	16,403
Additional paid-in capital	502,855	488,843	476,930
Retained earnings	1,617,999	1,579,290	1,655,302
Accumulated other comprehensive income (loss)	(110,060)	(151,241)	18,525
Noncontrolling interest	116,306	114,063	115,284

Total shareholders’ equity	2,143,607	2,047,392	2,282,444

Total liabilities and shareholders’ equity	$4,778,206	$4,586,313	$4,162,687

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended

In thousands	March 31, 2012	April 2, 2011

Operating activities
Net income before noncontrolling interest	$62,154	$52,034
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1,049)	(235)
Depreciation	16,076	15,224
Amortization	9,842	6,401
Deferred income taxes	(167)	3,845
Stock compensation	5,249	5,725
Excess tax benefits from stock-based compensation	(1,384)	(557)
(Gain) loss on sale of assets	(506)	7
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(100,353)	(101,505)
Inventories	(20,028)	(708)
Prepaid expenses and other current assets	2,798	(8,946)
Accounts payable	(4,077)	(11,992)
Employee compensation and benefits	(24,400)	(28,759)
Accrued product claims and warranties	(117)	883
Income taxes	10,495	14,506
Other current liabilities	4,402	8,248
Pension and post-retirement benefits	(48)	1,619
Other assets and liabilities	(26,396)	(3,970)

Net cash provided by (used for) operating activities	(67,509)	(48,180)

Investing activities
Capital expenditures	(15,621)	(13,268)
Proceeds from sale of property and equipment	1,528	42
Acquisitions, net of cash acquired	—	(14,856)
Other	(3,076)	58

Net cash provided by (used for) investing activities	(17,169)	(28,024)
Financing activities
Net short-term borrowings	15,165	1,160
Proceeds from long-term debt	182,976	249,366
Repayments of long-term debt	(94,572)	(150,000)
Excess tax benefits from stock-based compensation	1,384	557
Stock issued to employees, net of shares withheld	7,200	(37)
Repurchases of common stock	—	(287)
Dividends paid	(22,105)	(19,844)

Net cash provided by (used for) financing activities	90,048	80,915
Effect of exchange rate changes on cash and cash equivalents	(9)	6,367

Change in cash and cash equivalents	5,361	11,078
Cash and cash equivalents, beginning of period	50,077	46,056

Cash and cash equivalents, end of period	$55,438	$57,134

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

In thousands, except share	Common shares		Additional paid-in	Retained	Accumulated other comprehensive	Total	Noncontrolling
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total

Balance - December 31, 2011	98,622,564	$16,437	$488,843	$1,579,290	$(151,241)	$1,933,329	$114,063	$2,047,392
Net income				60,814		60,814	1,340	62,154
Change in cumulative translation adjustment					39,388	39,388	903	40,291
Changes in market value of derivative financial instruments, net of $1,285 tax					1,793	1,793		1,793
Cash dividends - $0.22 per common share				(22,105)		(22,105)		(22,105)
Exercise of stock options, net of 29,346 shares tendered for payment	337,651	56	10,370			10,426		10,426
Issuance of restricted shares, net of cancellations	151,997	25	3,460			3,485		3,485
Amortization of restricted shares			213			213		213
Shares surrendered by employees to pay taxes	(63,837)	(11)	(2,354)			(2,365)		(2,365)
Stock compensation			2,323			2,323		2,323

Balance - March 31, 2012	99,048,375	$16,507	$502,855	$1,617,999	$(110,060)	$2,027,301	$116,306	$2,143,607

In thousands, except share	Common shares		Additional paid-in	Retained	Accumulated other comprehensive	Total	Noncontrolling
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total

Balance - December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income				50,541		50,541	1,493	52,034
Change in cumulative translation adjustment					39,410	39,410	1,912	41,322
Changes in market value of derivative financial instruments, net of $758 tax					1,457	1,457		1,457
Cash dividends - $0.20 per common share				(19,844)		(19,844)		(19,844)
Share repurchase	(7,826)	(1)	(286)			(287)		(287)
Exercise of stock options, net of 1,825 shares tendered for payment	48,587	8	1,112			1,120		1,120
Issuance of restricted shares, net of cancellations	37,638	6	1,367			1,373		1,373
Amortization of restricted shares			330			330		330
Shares surrendered by employees to pay taxes	(68,277)	(11)	(2,520)			(2,531)		(2,531)
Stock compensation			2,438			2,438		2,438

Balance - April 2, 2011	98,419,314	$16,403	$476,930	$1,655,302	$18,525	$2,167,160	$115,284	$2,282,444

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

In connection with preparing the unaudited condensed consolidated financial statements for the three months ended March 31, 2012, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

2.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US GAAP and International Financial Reporting Standards. The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, and the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances, and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”). This guidance provides entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, entities must present on the face of the financial statement, items reclassified from OCI to net income in the section of the financial statement where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. We have adopted this guidance as of January 1, 2012, and have presented total comprehensive income in our Condensed Consolidated Statements of Income and Comprehensive Income.

3.	Stock-based Compensation

Total stock-based compensation expense was $5.2 million and $5.7 million for the first quarter of 2012 and 2011, respectively.

During the first quarter of 2012, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units during the first quarter of 2012 and 2011 was $2.9 million and $3.3 million, respectively.

During the first quarter of 2012, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.3 million and $2.4 million for the first quarter of 2012 and 2011, respectively.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	March 31, 2012	April 2, 2011

Expected stock price volatility	36.5%	35.5%
Expected life	5.7 yrs	5.5 yrs
Risk-free interest rate	0.96%	1.49%
Dividend yield	2.48%	2.33%

The weighted-average fair value of options granted during the first quarter of 2012 and 2011 was $9.65 and $8.04 per share, respectively.

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

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended

In thousands	March 31, 2012	April 2, 2011

Weighted average common shares outstanding — basic	98,633	98,098
Dilutive impact of stock options and restricted stock	1,774	1,572

Weighted average common shares outstanding — diluted	100,407	99,670

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	2,481	2,191

5.	Restructuring

During 2011, we announced and initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. These initiatives included the reduction in hourly and salaried headcount of approximately 210 employees, which included 160 in Water & Fluid Solutions and 50 in Technical Products.

Restructuring accrual activity recorded on the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2012, and April 2, 2011, and for the year ended December 31, 2011.

In thousands	March 31, 2012	December 31, 2011	April 2, 2011

Beginning balance	$12,805	$3,994	$3,994
Costs incurred	—	11,500	—
Cash payments and other	(4,885)	(2,689)	(866)

Ending balance	$7,920	$12,805	$3,128

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

CPT’s net sales and income from continuing operations for the three month period ending March 31, 2012 were $68.2 million and $1.6 million, respectively.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of the comparable period:

In thousands, except share and per-share data	Three months ended April 2, 2011

Pro forma net sales	$868,849
Pro forma net income attributable to Pentair, Inc.	47,949
Pro forma earnings per common share attributable to Pentair, Inc.
Basic	$0.49
Diluted	$0.48

Weighted average common shares outstanding
Basic	98,098
Diluted	99,670

The 2011 unaudited pro forma net income was adjusted to exclude the impact of approximately $12.9 million in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog. Acquisition-related transaction costs of approximately $8.0 million associated with the CPT acquisition were excluded from the pro forma net income in the 2011 period presented. The impact of these items were included in pro forma net income as of January 1, 2010.

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

In January 2011 we acquired as part of Water & Fluid Solutions all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships of $5.5 million, with an estimated life of 13 years. The proforma impact of this acquisition was not material.

Additionally, during 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to Water & Fluid Solutions. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible. The proforma impact of these acquisitions was not material.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

7.	Inventories

   Inventories were comprised of:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011

Raw materials and supplies	$223,707	$219,487	$217,855
Work-in-process	50,894	47,707	45,553
Finished goods	200,802	182,669	148,359

Total inventories	$475,403	$449,863	$411,767

8.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In thousands	December 31, 2011	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2012

Water & Fluid Solutions	$1,994,781	$—	$21,233	$2,016,014
Technical Products	279,137	—	2,024	281,161

Consolidated Total	$2,273,918	$—	$23,257	$2,297,175

In thousands	December 31, 2010	Acquisitions/ divestitures	Foreign currency translation/other	April 2, 2011

Water & Fluid Solutions	$1,784,100	$10,078	$17,589	$1,811,767
Technical Products	281,944	—	3,717	285,661

Consolidated Total	$2,066,044	$10,078	$21,306	$2,097,428

Accumulated goodwill impairment losses were $200.5 million, $200.5 million and $0 as of March 31, 2012, December 31, 2011, and April 2, 2011, respectively.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The detail of intangible assets consisted of the following:

	March 31, 2012			December 31, 2011			April 2, 2011

In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangibles
Patents	$5,900	$(4,169)	$1,731	$5,896	$(4,038)	$1,858	$15,476	$(13,003)	$2,473
Proprietary technology	134,042	(43,531)	90,511	128,841	(39,956)	88,885	74,169	(31,110)	43,059
Customer relationships	363,077	(117,036)	246,041	358,410	(109,887)	248,523	292,920	(88,830)	204,090
Trade names	1,528	(573)	955	1,515	(530)	985	1,557	(430)	1,127

Total finite-life intangibles	$504,547	$(165,309)	$339,238	$494,662	$(154,411)	$340,251	$384,122	$(133,373)	$250,749

Indefinite-life intangibles
Trade names	255,691	—	255,691	252,034	—	252,034	210,495	—	210,495

Total intangibles, net	$760,238	$(165,309)	$594,929	$746,696	$(154,411)	$592,285	$594,617	$(133,373)	$461,244

Intangible asset amortization expense was approximately $9.8 million and $6.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2012 and the next five years is as follows:

	Q2-Q4
In thousands	2012	2013	2014	2015	2016	2017

Estimated amortization expense	$29,831	$39,628	$39,256	$38,976	$38,012	$36,378

9.	Debt

  Debt and the average interest rates on debt outstanding are summarized as follows:

In thousands	Average interest rate March 31, 2012	Maturity (Year)	March 31, 2012	December 31, 2011	April 2, 2011

Commercial paper	1.22%	2016	$6,645	$3,497	$ —
Revolving credit facilities	1.99%	2016	257,700	168,500	$197,300
Private placement - fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement - floating rate	1.08%	2012-2013	205,000	205,000	205,000
Public - fixed rate	5.00%	2021	500,000	500,000	—
Capital lease obligations	3.72%	2025	15,960	15,788	—
Other	2.24%	2012-2016	30,185	16,302	6,127

Total debt, including current portion per balance sheet			1,415,490	1,309,087	808,427
Less: Current maturities			(1,207)	(1,168)	(13)
Short-term borrowings			(19,190)	(3,694)	(6,093)

Long-term debt			$1,395,093	$1,304,225	$802,321

The fair value of total debt excluding the effect of the interest rate swaps was $1,482.5 million, $1,361.0 million and $838.9 million as of March 31, 2012, December 31, 2011 and April 2, 2011, respectively. This debt is classified as Level 2 in the valuation hierarchy as defined in Note 10, “Derivatives and Financial Instruments.”

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

Total availability under our existing Credit Facility was $435.7 million as of March 31, 2012, which was limited to $362.2 million by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters thereafter. We were in compliance with all financial covenants in our debt agreements as of March 31, 2012.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $75.3 million, of which $28.1 million was outstanding at March 31, 2012. Borrowings under these credit facilities bear interest at variable rates.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of March 31, 2012 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

Debt outstanding at March 31, 2012 matures on a calendar year basis as follows:

	Q2 -Q4
In thousands	2012	2013	2014	2015	2016	2017	Thereafter	Total

Contractual debt obligation maturities	$19,030	$200,638	$—	$—	$379,862	$300,000	$500,000	$1,399,530
Capital lease obligations	906	1,207	1,207	1,207	1,207	1,207	9,019	15,960

Total maturities	$19,936	$201,845	$1,207	$1,207	$381,069	$301,207	$509,019	$1,415,490

As part of the CPT acquisition, we assumed a capital lease obligation related to land and buildings. As of March 31, 2012 we had a cost of $23.4 million, and accumulated amortization of $5.3 million, all of which are included in Property, plant and equipment on the Consolidated Balance Sheets.

The present value of future minimum lease payments is the total future minimum lease payments of $18.0 million less the imputed interest of $2.0 million.

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

Cash-flow hedges

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement has a fixed interest rate of 4.89% and expires in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR results in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $0.6 million, $1.7 million and $5.3 million at March 31, 2012, December 31, 2011, and April 2, 2011, respectively, and was recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $5.5 million, $6.3 million and $8.3 million at March 31, 2012, December 31, 2011, and April 2, 2011, respectively, and was recorded in AOCI on the Condensed Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as cash-flow hedges. The fair value of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets. Unrealized income/expense is included in OCI and realized income/expense and amounts due to/from swap counterparties are recorded in Net interest expense in our Condensed Consolidated Statements of Income and Comprehensive Income. We realized incremental expense resulting from the swaps of $2.2 million and $2.4 million for the three months ended March 31, 2012 and April 2, 2011, respectively.

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

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Foreign currency contract

In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to our €503 million acquisition of CPT. The contract had a notional amount of €286.0 million, a strike price of 1.4375 and matured May 13, 2011. The fair value of the contract was an asset of $2.8 million at April 2, 2011, and was recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million was recorded in Selling, general and administrative on the Condensed Consolidated Statements of Income and Comprehensive Income.

We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates.

Fair value information

Assets and liabilities measured at fair value were as follows:

Recurring fair value measurements	As of March 31, 2012
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(6,151)	$—	$(6,151)	$—
Foreign currency contract	747	—	747	—
Deferred compensation plan (1)	27,267	27,267	—	—

Total recurring fair value measurements	21,863	27,267	(5,404)	—

Recurring fair value measurements	As of December 31, 2011
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(8,034)	$—	$(8,034)	$—
Foreign currency contract	(99)	—	(99)	—
Deferred compensation plan (1)	22,987	22,987	—	—

Total recurring fair value measurements	$14,854	$22,987	$(8,133)	$—

Nonrecurring fair value measurements

Goodwill (2)	$242,800	$—	$—	$242,800

Total nonrecurring fair value measurement	$242,800	$—	$—	$242,800

Recurring fair value measurements	As of April 2, 2011
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(13,540)	$—	$(13,540)	$—
Foreign currency contract	2,817	—	2,817	—
Deferred compensation plan (1)	24,580	24,580	—	—

Total recurring fair value measurements	$13,857	$24,580	$(10,723)	$—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)	In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million in our Residential Filtration reporting unit. The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

11. Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the three months ended March 31, 2012 was 12.7% compared to 32.5% for the three months ended April 2, 2011. Our effective tax rate was lower due to the resolution of U.S. federal and state tax audits, the mix of global earnings and favorable benefits related to the May 2011 acquisition of CPT.

We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The total gross liability for uncertain tax positions was $13.4 million, $26.5 million and $24.5 million at March 31, 2012, December 31, 2011 and April 2, 2011, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

12. Benefit Plans

Components of net periodic benefit cost (income) for the three months ended March 31, 2012 and April 2, 2011 were as follows:

	Three months ended

	Pension benefits		Post-retirement

In thousands	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011

Service cost	$3,761	$3,130	$55	$45
Interest cost	8,087	8,225	422	472
Expected return on plan assets	(7,844)	(7,963)	—	—
Amortization of prior year service cost (benefit)	—	—	(6)	(7)
Recognized net actuarial loss (gains)	2,577	971	(602)	(826)

Net periodic benefit cost (income)	$6,581	$4,363	$(131)	$(316)

13. Business Segments

Financial information by reportable segment for the three months ended March 31, 2012 and April 2, 2011 is shown below:

	Three months ended

In thousands	March 31, 2012	April 2, 2011

Net sales to external customers
Water & Fluid Solutions	$586,978	$515,368
Technical Products	271,199	274,905

Consolidated	$858,177	$790,273

Intersegment sales
Water & Fluid Solutions	$73	$455
Technical Products	1,359	999
Other	(1,432)	(1,454)

Consolidated	$—	$—

Operating income (loss)
Water & Fluid Solutions	$63,677	$56,528
Technical Products	50,459	48,087
Other	(29,184)	(18,438)

Consolidated	$84,952	$86,177

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

14. Warranty

The changes in the carrying amount of service and product warranties for the three months ended March 31, 2012 and April 2, 2011 and the year ended December 31, 2011 were as follows:

In thousands	March 31, 2012	December 31, 2011	April 2, 2011

Balance at beginning of the year	$29,355	$30,050	$30,050
Service and product warranty provision	11,395	50,096	11,769
Payments	(11,424)	(53,937)	(10,886)
Acquired	—	3,575	40
Translation	83	(429)	197

Balance at end of the period	$29,409	$29,355	$31,170

15. Commitments and Contingencies

There have been no further material developments from the disclosures contained in our 2011 Annual Report on Form 10-K.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

16. Financial Statements of Subsidiary Guarantors

Certain of the domestic subsidiaries (the “Guarantor Subsidiaries”) of Pentair, Inc. (the “Parent Company”), each of which is directly or indirectly wholly-owned by the Parent Company, jointly and severally, and fully and unconditionally, guarantee the Parent Company’s indebtedness under the Notes and the Credit Facility. The following supplemental financial information sets forth the Condensed Consolidated Statements of Income and Comprehensive Income, the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the three months ended March 31, 2012

In thousands	Parent company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated

Net sales	$—	$558,068	$386,177	$(86,068)	$858,177
Cost of goods sold	—	386,058	277,162	(85,762)	577,458

Gross profit	—	172,010	109,015	(306)	280,719
Selling, general and administrative	16,884	88,363	70,069	(306)	175,010
Research and development	223	10,610	9,924	—	20,757

Operating (loss) income	(17,107)	73,037	29,022	—	84,952
Earnings from investment in subsidiaries	(53,393)	(798)	(964)	55,155	—
Other (income) expense:
Equity (income) losses of unconsolidated subsidiaries	—	(908)	(141)	—	(1,049)
Net interest (income) expense	(29,034)	38,183	5,619	—	14,768

Income before income taxes and noncontrolling interest	65,320	36,560	24,508	(55,155)	71,233
Provision for income taxes	4,506	307	4,266	—	9,079

Net income before noncontrolling interest	60,814	36,253	20,242	(55,155)	62,154
Noncontrolling interest	—	—	1,340	—	1,340

Net income attributable to Pentair, Inc.	$60,814	$36,253	$18,902	$(55,155)	$60,814

Comprehensive income (loss)	$101,995	$67,292	$27,728	$ (92,777)	$104,238

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

March 31, 2012

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,730	$10,857	$40,851	$—	$55,438
Accounts and notes receivable, net	5,603	448,706	294,942	(68,991)	680,260
Inventories	—	246,245	229,158	—	475,403
Deferred tax assets	133,616	40,698	13,419	(125,328)	62,405
Prepaid expenses and other current assets	36,289	18,431	96,744	(35,763)	115,701

Total current assets	179,238	764,937	675,114	(230,082)	1,389,207
Property, plant and equipment, net	18,933	132,185	242,217	—	393,335
Other assets
Investments in/advances to subsidiaries	2,912,488	1,490,430	90,716	(4,493,634)	—
Goodwill	—	1,330,265	966,910	—	2,297,175
Intangibles, net	—	247,111	347,818	—	594,929
Other	68,237	7,839	46,624	(19,140)	103,560

Total other assets	2,980,725	3,075,645	1,452,068	(4,512,774)	2,995,664

Total assets	$3,178,896	$3,972,767	$2,369,399	$(4,742,856)	$4,778,206

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$19,190	$—	$19,190
Current maturities of long-term debt	2,665	—	1,207	(2,665)	1,207
Accounts payable	5,049	190,209	167,461	(69,321)	293,398
Employee compensation and benefits	12,470	17,052	57,252	—	86,774
Current pension and post-retirement benefits	9,052	—	—	—	9,052
Accrued product claims and warranties	165	22,305	20,214	—	42,684
Income taxes	23,536	(3,779)	5,396	—	25,153
Accrued rebates and sales incentives	—	23,201	8,529	—	31,730
Other current liabilities	45,408	56,153	84,343	(35,769)	150,135

Total current liabilities	98,345	305,141	363,592	(107,755)	659,323
Other liabilities
Long-term debt	1,414,113	2,417,922	543,760	(2,980,702)	1,395,093
Pension and other retirement compensation	185,334	(9,824)	76,041	—	251,551
Post-retirement medical and other benefits	17,677	32,381	—	(19,140)	30,918
Long-term income taxes payable	13,382	—	—	—	13,382
Deferred tax liabilities	—	229,962	89,835	(125,328)	194,469
Due to/ (from) affiliates	(634,296)	870,956	613,215	(849,875)	—
Other non-current liabilities	57,040	1,415	31,408	—	89,863

Total liabilities	1,151,595	3,847,953	1,717,851	(4,082,800)	2,634,599
Shareholders’ equity attributable to Pentair, Inc.	2,027,301	124,814	535,242	(660,056)	2,027,301
Noncontrolling interest	—	—	116,306	—	116,306

Total shareholders’ equity	2,027,301	124,814	651,548	(660,056)	2,143,607

Total liabilities and shareholders’ equity	$3,178,896	$3,972,767	$2,369,399	$(4,742,856)	$4,778,206

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2012

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	(8,291)	(79,455)	20,237	—	(67,509)
Investing activities
Capital expenditures	(1,059)	(8,090)	(6,472)	—	(15,621)
Proceeds from sale of property and equipment	—	(10)	1,538	—	1,528
Other	—	—	(3,076)	—	(3,076)

Net cash provided by (used for) investing activities	(1,059)	(8,100)	(8,010)	—	(17,169)
Financing activities
Net short-term borrowings	15,165	—	—	—	15,165
Proceeds from long-term debt	182,976	—	—	—	182,976
Repayment of long-term debt	(94,572)	—	—	—	(94,572)
Net change in advances to subsidiaries	(81,959)	95,080	(13,121)	—	—
Excess tax benefits from stock-based compensation	1,384	—	—	—	1,384
Stock issued to employees, net of shares withheld	7,200	—	—	—	7,200
Dividends paid	(22,105)	—	—	—	(22,105)

Net cash provided by (used for) financing activities	8,089	95,080	(13,121)	—	90,048
Effect of exchange rate changes on cash and cash equivalents	1,894	—	(1,903)	—	(9)

Change in cash and cash equivalents	633	7,525	(2,797)	—	5,361
Cash and cash equivalents, beginning of period	3,097	3,332	43,648	—	50,077

Cash and cash equivalents, end of period	$3,730	$10,857	$40,851	$—	$55,438

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

For the period ended April 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated

Net sales	$—	$515,054	$341,578	$(66,359)	$790,273
Cost of goods sold	—	355,561	251,730	(66,077)	541,214

Gross profit	—	159,493	89,848	(282)	249,059
Selling, general and administrative	6,606	85,119	53,317	(282)	144,760
Research and development	170	10,846	7,106	—	18,122

Operating (loss) income	(6,776)	63,528	29,425	—	86,177
Earnings from investment in subsidiaries	(37,306)	—	—	37,306	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(176)	—	(59)	—	(235)
Net interest (income) expense	(27,379)	38,485	(1,781)	—	9,325

Income (loss) before income taxes and noncontrolling interest	58,085	25,043	31,265	(37,306)	77,087
Provision for income taxes	7,544	8,481	9,028	—	25,053

Net income before noncontrolling interest	50,541	16,562	22,237	(37,306)	52,034
Noncontrolling interest	—	—	1,493	—	1,493

Net income attributable to Pentair, Inc.	$50,541	$16,562	$20,744	$(37,306)	$50,541

Comprehensive income (loss)	$91,408	$21,772	$38,017	$(56,384)	$94,813

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

April 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$4,685	$3,002	$49,447	$—	$57,134
Accounts and notes receivable, net	920	396,800	296,182	(68,046)	625,856
Inventories	—	199,662	212,105	—	411,767
Deferred tax assets	113,937	40,064	9,032	(106,663)	56,370
Prepaid expenses and other current assets	12,344	7,471	52,328	(14,193)	57,950

Total current assets	131,886	646,999	619,094	(188,902)	1,209,077
Property, plant and equipment, net	20,002	112,276	206,332	—	338,610
Other assets
Investments in/advances to subsidiaries	2,376,211	92,230	785,383	(3,253,824)	—
Goodwill	—	1,471,582	625,846	—	2,097,428
Intangibles, net	—	220,344	240,900	—	461,244
Other	55,588	4,167	21,622	(25,049)	56,328

Total other assets	2,431,799	1,788,323	1,673,751	(3,278,873)	2,615,000

Total assets	$2,583,687	$2,547,598	$2,499,177	$(3,467,775)	$4,162,687

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$6,093	$—	$6,093
Current maturities of long-term debt	118,836	(13)	29,684	(148,494)	13
Accounts payable	9,445	148,024	167,071	(68,048)	256,492
Employee compensation and benefits	24,218	19,759	40,066	—	84,043
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,248	22,121	9,049	—	43,418
Income taxes	2,318	7,524	10,650	—	20,492
Accrued rebates and sales incentives	—	21,560	7,986	—	29,546
Other current liabilities	15,551	31,461	64,710	(14,191)	97,531

Total current liabilities	191,349	250,436	335,309	(230,733)	546,361
Other liabilities
Long-term debt	802,300	1,947,379	399,205	(2,346,563)	802,321
Pension and other retirement compensation	138,135	501	77,956	—	216,592
Post-retirement medical and other benefits	18,135	36,373	—	(25,049)	29,459
Long-term income taxes payable	23,548	—	—	—	23,548
Deferred tax liabilities	25	213,385	69,130	(106,663)	175,877
Due to/ (from) affiliates	(802,224)	(160,911)	948,590	14,545	—
Other non-current liabilities	45,259	1,797	39,029	—	86,085

Total liabilities	416,527	2,288,960	1,869,219	(2,694,463)	1,880,243
Shareholders’ equity attributable to Pentair, Inc.	2,167,160	258,638	514,674	(773,312)	2,167,160
Noncontrolling interest	—	—	115,284	—	115,284
Total shareholders’ equity	2,167,160	258,638	629,958	(773,312)	2,282,444

Total liabilities and shareholders’ equity	$2,583,687	$2,547,598	$2,499,177	$(3,467,775)	$4,162,687

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the period ended April 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	(32,301)	17,385	(33,264)	—	(48,180)
Investing activities
Capital expenditures	(1,129)	(6,112)	(6,027)	—	(13,268)
Proceeds from sale of property and equipment	—	23	19	—	42
Acquisitions, net of cash acquired	—	—	(14,856)	—	(14,856)
Other	234	(176)	—	—	58

Net cash provided by (used for) investing activities	(895)	(6,265)	(20,864)	—	(28,024)
Financing activities
Net short-term borrowings	1,160	(33)	33	—	1,160
Proceeds from long-term debt	249,366	—	—	—	249,366
Repayment of long-term debt	(150,000)	—	—	—	(150,000)
Net change in advances to subsidiaries	(15,920)	(104,670)	120,590	—	—
Excess tax benefits from stock-based compensation	557	—	—	—	557
Stock issued to employees, net of shares withheld	(37)	—	—	—	(37)
Repurchases of common stock	(287)				(287)
Dividends paid	(19,835)	—	(9)	—	(19,844)

Net cash provided by (used for) financing activities	65,004	(104,703)	120,614	—	80,915
Effect of exchange rate changes on cash and cash equivalents	(30,324)	93,181	(56,490)	—	6,367

Change in cash and cash equivalents	1,484	(402)	9,996	—	11,078
Cash and cash equivalents, beginning of period	3,201	3,404	39,451	—	46,056

Cash and cash equivalents, end of period	$4,685	$3,002	$49,447	$—	$57,134

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,097	$3,332	$43,648	$—	$50,077
Accounts and notes receivable, net	828	360,027	263,201	(54,852)	569,204
Inventories	—	227,472	222,391	—	449,863
Deferred tax assets	134,240	40,698	13,382	(127,421)	60,899
Prepaid expenses and other current assets	28,937	(6,886)	107,121	(21,380)	107,792

Total current assets	167,102	624,643	649,743	(203,653)	1,237,835
Property, plant and equipment, net	19,693	136,102	231,730	—	387,525
Other assets
Investments in/advances to subsidiaries	2,910,927	1,447,522	92,396	(4,450,845)	—
Goodwill	—	1,330,265	943,653	—	2,273,918
Intangibles, net	—	250,792	341,493	—	592,285
Other	63,508	27,337	23,045	(19,140)	94,750

Total other assets	2,974,435	3,055,916	1,400,587	(4,469,985)	2,960,953

Total assets	$3,161,230	$3,816,661	$2,282,060	$(4,673,638)	$4,586,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$3,694	$—	$3,694
Current maturities of long-term debt	2,585	—	1,168	(2,585)	1,168
Accounts payable	5,036	189,355	152,065	(51,598)	294,858
Employee compensation and benefits	24,466	30,015	54,880	—	109,361
Current pension and post-retirement benefits	9,052	—	—	—	9,052
Accrued product claims and warranties	165	22,037	20,428	—	42,630
Income taxes	40,999	(28,717)	2,265	—	14,547
Accrued rebates and sales incentives	—	25,612	11,397	—	37,009
Other current liabilities	25,050	53,960	71,890	(21,378)	129,522

Total current liabilities	107,353	292,262	317,787	(75,561)	641,841
Other liabilities
Long-term debt	1,312,053	2,417,922	542,411	(2,968,161)	1,304,225
Pension and other retirement compensation	182,556	(7,701)	73,760	—	248,615
Post-retirement medical and other benefits	17,024	33,890	—	(19,140)	31,774
Long-term income taxes payable	26,470	—	—	—	26,470
Deferred tax liabilities	—	229,962	86,416	(127,421)	188,957
Due to/ (from) affiliates	(479,943)	751,145	711,705	(982,907)	—
Other non-current liabilities	62,388	1,508	33,143	—	97,039

Total liabilities	1,227,901	3,718,988	1,765,222	(4,173,190)	2,538,921
Shareholders’ equity attributable to Pentair, Inc.	1,933,329	97,673	402,775	(500,448)	1,933,329
Noncontrolling interest	—	—	114,063	—	114,063
Total shareholders’ equity	1,933,329	97,673	516,838	(500,448)	2,047,392

Total liabilities and shareholders’ equity	$3,161,230	$3,816,661	$2,282,060	$(4,673,638)	$4,586,313

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

17.	Proposed Merger

On March 27, 2012, we entered into a definitive agreement to merge with the flow control business of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). We expect the Merger will bring together complementary leaders in water and fluid solutions, valves and controls, and equipment protection products to create a premier industrial growth company. The Tyco flow control business had net revenue and operating income for its fiscal year ended September 30, 2011 of $3.6 billion and $296 million, respectively. The transaction values the Tyco flow control business at approximately $4.9 billion based on the March 26, 2012, Pentair stock price, including assumed net debt of $275 million and minority interest. If the Merger is not completed, depending on the reasons for the termination of the merger agreement, Pentair would be required to pay Tyco a termination fee of $145 million.

18.	Subsequent Event

On April 4, 2012, we announced the acquisition of Sibrape Indústria E Comércio de Artigos Para Lazer Ltda. and its subsidiary Hidrovachek Ltda. (“Sibrape”) for cash of approximately $21.5 million. Sibrape offers a complete line of pool products and is a market leader in pool liner sales throughout Brazil.

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

—

general economic and political conditions, such as political instability, credit market uncertainty, the rate of economic growth or decline in our principal geographic or product markets or fluctuations in exchange rates;

—	changes in general economic and industry conditions in markets in which we participate, such as:

—	magnitude, timing and scope of the global economic recovery or any potential future downturn;

—	stabilization or strength of the North American and Western European housing markets;

—	the strength of product demand and the markets we serve;

—	the intensity of competition, including that from foreign competitors;

—	pricing pressures;

—	the financial condition of our customers;

—	market acceptance of our new product introductions and enhancements;

—	the introduction of new products and enhancements by competitors;

—	our ability to maintain and expand relationships with large customers;

—	our ability to source raw material commodities from our suppliers without interruption and at reasonable prices; and

—	our ability to source components from third parties, in particular from foreign manufacturers, without interruption and at reasonable prices;

—	increased risks associated with operating foreign businesses;

—	risks associated with our level of indebtedness and leverage and the potential need for additional financing in the future;

—	our ability to access capital markets and obtain anticipated financing under favorable terms;

—	changes in our business strategies, including acquisition and divestiture activities;

—	our ability to identify, complete and integrate acquisitions successfully and to realize expected synergies on our anticipated timetable;

—	any impairment of goodwill and indefinite-lived intangible assets as a result of deterioration in our markets;

—	domestic and foreign governmental and regulatory policies;

—

changes in operating factors, such as continued improvement in manufacturing activities and the achievement of related efficiencies, cost reductions and inventory risks due to shifts in market demand and costs associated with moving production to lower-cost locations and faster growth;

—	our ability to generate savings from our excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices;

—	unanticipated developments that could occur with respect to contingencies such as litigation, intellectual property matters, product liability exposures and environmental matters;

—	our ability to accurately evaluate the effects of contingent liabilities such as tax, product liability, environmental and other claims; and

—	those we identify under “Risk Factors” in Item 1A of this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

On March 27, 2012, we entered into a definitive agreement to merge with the flow control business of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). We expect the Merger will bring together complementary leaders in water and fluid solutions, valves and controls, and equipment protection products to create a premier industrial growth company. The Tyco flow control business had net revenue and operating income for its fiscal year ended September 30, 2011 of $3.6 billion and $296 million, respectively. The transaction values the Tyco flow control business at approximately $4.9 billion based on the March 26, 2012 Pentair stock price, including assumed net debt of $275 million and minority interest.

The Merger is expected to occur immediately after Tyco distributes all of the shares of Tyco Flow Control International Ltd. (“Tyco Flow Control”), the entity that will hold the Tyco flow control business prior to the distribution, to its shareholders in a tax-free pro rata dividend (the “Distribution”). In connection with the Merger, Tyco Flow Control will be renamed Pentair Ltd. (“New Pentair”). In the Merger, a wholly-owned subsidiary of New Pentair will merge with and into us, with our company surviving as a wholly-owned subsidiary of New Pentair. At the effective time of the Merger, each of our outstanding common shares will be converted into the right to receive one New Pentair common share. Upon completion of the Distribution and the Merger, New Pentair common shares will be listed on the New York Stock Exchange with our shareholders owning approximately 47.5% of New Pentair and Tyco shareholders owning approximately 52.5% of New Pentair. Completion of the Distribution and the Merger is expected to occur at the end of September 2012, subject to the approval of the Distribution by Tyco shareholders, the approval of the Merger by our shareholders, regulatory approvals and customary closing conditions. Our executive officers will become the executive officers of New Pentair and our board of directors, together with up to two new directors selected by Tyco and reasonably acceptable to us, will be the board of directors of New Pentair. We will be treated as the accounting acquirer under generally accepted accounting principles in the United States. See ITEM 1A – Risk Factors of this Quarterly Report on Form 10-Q regarding risks posed to our shareholders as a result of the proposed Distribution and Merger.

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

Key Trends and Uncertainties Regarding Our Existing Business

The following trends and uncertainties affected our financial performance in 2011 and the first quarter of 2012 and will likely impact our results in the future:

•

Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operation for 2012 and beyond.

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

•

After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010. Although stabilized, these end markets have not shown significant signs of improvement and continue at historically low levels. In the fourth quarter of 2011, as a result of these current economic conditions and end market softness, we recorded a goodwill impairment charge of $200.5 million. While we expect new product introductions, expanded distribution and channel penetration to result in volume increases for 2012, continued stagnation in new housing construction and new pool starts could negatively impact our ability to grow sales in the future and could have a material adverse effect on our results of operations. Overall, we believe approximately 35% of Pentair sales are used in global residential applications for replacement, refurbishment, remodeling, repair and new construction.

•

Order rates and sales improved in our industrial business in 2010 and 2011 after slowing significantly in 2009. We believe that the outlook for industrial markets in 2012 is mixed. Any significant reduction in global capital spending could adversely impact our results in the future.

•

Through 2011 and the first three months of 2012, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

Primarily due to lower discount rates, our unfunded pension liabilities increased by $41 million to approximately $242 million as of the end of 2011. We anticipate that our 2012 pension expense will increase over 2011 levels.

•

We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from continuing operating activities less capital expenditures plus proceeds from sale of property and equipment. Free cash flow for the full year 2011 was approximately $248 million, exceeding our goal of 100% net income conversion. We continue to expect to generate free cash flow in excess of net income before noncontrolling interest in 2012. We are continuing to target reductions in working capital and particularly inventory, as a percentage of sales. See our discussion of Other financial measures under the caption “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended

In thousands	March 31, 2012	April 2, 2011	$ change	% change

Net sales	$858,177	$790,273	$67,904	8.6%

The components of the net sales change in 2012 from 2011 were as follows:

	% Change from First quarter 2011

Percentages	Water & Fluid Solutions	Technical Products	Total

Volume	(0.2)	(1.2)	(0.6)
Acquisition	13.2	—	8.6
Price	1.8	0.9	1.5
Currency	(0.9)	(1.0)	(0.9)

Total	13.9	(1.3)	8.6

Consolidated net sales

The 8.6 percentage point increase in consolidated net sales in the first quarter of 2012 from 2011 was primarily driven by:

—	higher sales volume related to the May 2011 acquisition of CPT;

—

organic sales growth related to higher sales in Water and Fluid Solutions of certain pool products primarily serving the North American residential housing market and filtration products in other global markets;

—	higher sales within the industrial, energy and infrastructure vertical markets of Technical Products; and

—	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

—	lower sales volume within the communications vertical market of Technical Products;

—	lower sales of pumps and filtration products into the residential markets within North America and Western Europe. Lower pump sales primarily related to moderate weather and reduced flooding; and

—	unfavorable foreign currency effects.

Net sales by segment and the change from prior year period were as follows:

	Three months ended

In thousands	March 31, 2012	April 2, 2011	$ change	% change

Water & Fluid Solutions	$586,978	$515,368	$71,610	13.9%
Technical Products	271,199	274,905	(3,706)	(1.3%)

Net sales	$858,177	$790,273	$67,904	8.6%

Water & Fluid Solutions

The 13.9 percentage point increase in Water & Fluid Solutions net sales in the first quarter of 2012 from 2011 was primarily driven by:

—	higher sales volume related to the May 2011 acquisition of CPT;

—	organic sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and filtration products in other global markets;

—	continued growth in fast growth regions led by strength in the Middle East and Latin America; and

—	selective increases in selling prices to mitigate inflationary costs increases.

These increases were partially offset by:

—	lower sales of pumps and filtration products into the residential markets within North America and Western Europe. Lower pump sales primarily related to moderate weather and reduced flooding; and

—	unfavorable foreign currency effects.

Technical Products

The 1.3 percentage point decrease in Technical Products net sales in the first quarter 2012 from 2011 was primarily driven by:

—	lower sales volume within the communications vertical market of Technical Products; and

—	unfavorable foreign currency effects.

These decreases were partially offset by:

—	an increase in sales in industrial, energy and infrastructure vertical markets; and

—	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit

	Three months ended

In thousands	March 31, 2012	% of sales	April 2, 2011		% of sales

Gross profit	$280,719	32.7%		$249,059	31.5%

Percentage point change		1.2	pts

The 1.2 percentage point increase in gross profit as a percentage of sales in the first quarter of 2012 from 2011 was primarily the result of:

—	higher gross margin from the sales volume related to the May 2011 acquisition of CPT;

—	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

—	selective increases in selling prices in Water & Fluid Solutions and Technical Products to mitigate inflationary cost increases.

These increases were partially offset by:

—	inflationary increases related to raw materials and labor costs.

Selling, general and administrative (SG&A)

	Three months ended

In thousands	March 31, 2012	% of sales	April 2, 2011		% of sales

SG&A	$175,010	20.4%		$144,760	18.3%

Percentage point change		2.1	pts

The 2.1 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2012 from 2011 was primarily due to:

—	costs associated with the proposed transaction with Tyco Flow Control;

—	higher costs related to the May 2011 acquisition of CPT, including integration costs and intangible asset amortization; and

—	certain increases for labor and related costs.

Research and development (R&D)

	Three months ended

In thousands	March 31, 2012	% of sales	April 2, 2011		% of sales

R&D	$20,757	2.4%		$18,122	2.3%

Percentage point change		0.1	pts

The 0.1 percentage point increase in R&D expense as a percentage of sales in the first quarter of 2012 from 2011 was primarily due to:

—	higher costs associated with the May 2011 acquisition of CPT.

Operating income

Water & Fluid Solutions

	Three months ended

In thousands	March 31, 2012	% of sales	April 2, 2011		% of sales

Operating income	$63,677	10.8%		$56,528	11.0%

Percentage point change		(0.2)	pts

The 0.2 percentage point decrease in Water & Fluid Solutions operating income as a percentage of net sales in the first quarter of 2012 as compared to 2011 was primarily the result of:

—	lower margin associated with the May 2011 acquisition of CPT, including intangible asset amortization and integration costs; and

—	cost increases for certain raw materials and labor.

These decreases were offset by:

—	selective increases in selling prices to mitigate inflationary cost increases; and

—	savings generated from our PIMS initiatives including lean and supply management practices.

Technical Products

	Three months ended

In thousands	March 31, 2012	% of sales		April 2, 2011	% of sales

Operating income	$50,459	18.6%	$	48,087	17.5%

Percentage point change		1.1	pts

The 1.1 percentage point increase in Technical Products operating income as a percentage of sales in the first quarter of 2012 from 2011 was primarily the result of:

—	savings generated from our PIMS initiatives including lean and supply management practices;

—	selective increases in selling prices to mitigate inflationary cost increases; and

—	favorable mix resulting from higher sales in the industrial, energy and infrastructure vertical markets.

These increases were partially offset by:

—	inflationary increases related to labor costs and certain raw materials, such as carbon steel; and

—	lower sales volume within the communications vertical market.

Net interest expense

	Three months ended

In thousands	March 31, 2012	April 2, 2011	Difference	% change

Net interest expense	$14,768	$9,325	$5,443	58.4%

The 58.4 percentage point increase in interest expense in the first quarter of 2012 from 2011 was primarily the result of:

—	the impact of higher debt levels following the May 2011 acquisition of CPT.

These increases were partially offset by:

—	the interest benefit related to tax adjustments in 2012.

Provision for income taxes

	Three months ended

In thousands	March 31, 2012	April 2, 2011

Income before income taxes and noncontrolling interest	$71,233	$77,087
Provision for income taxes	9,079	25,053
Effective tax rate	12.7%	32.5%

The 19.8 percentage point decrease in the effective tax rate in the first quarter of 2012 from 2011 was primarily the result of:

—	the resolution of U.S. federal and state tax audits in 2012, that did not occur in 2011;

—	the mix of global earnings; and

—	the favorable benefits related to the May 2011 acquisition of CPT.

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

Operating activities

Cash used for operating activities was $67.5 million in the first three months of 2012 compared to $48.2 million in the same period of 2011. The increase in cash used by operating activities was due primarily to an increase in working capital and other long-term assets and a decrease in long-term liabilities, partially offset by an increase in net income before noncontrolling interest.

Investing activities

Capital expenditures in the first three months of 2012 were $15.6 million compared with $13.3 million in the prior year period. We currently anticipate capital expenditures for fiscal 2012 will be approximately $75 million to $85 million, primarily for capacity expansions in our key growth markets, new product development, and replacement equipment.

In January 2011, we acquired as part of Water & Fluid Solutions all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.

Financing activities

Net cash provided by financing activities was $90.0 million in the first three months of 2012 compared with $80.9 million in the prior year period. The increase primarily relates to fluctuations in liquidity. Financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees, repurchase of common stock and tax benefits related to stock-based compensation.

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of March 31, 2012, we had $6.6 million of commercial paper outstanding.

Total availability under our existing Credit Facility was $435.7 million as of March 31, 2012, which was limited to $362.2 million by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters. We were in compliance with all financial covenants in our debt agreements as of March 31, 2012.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $75.3 million, of which $28.1 million was outstanding at March 31, 2012. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $16.0 million at March 31, 2012.

We have $105 million of outstanding private placement debt maturing in May 2012. We classified this debt as long-term as of March 31, 2012, as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.

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

Dividends paid in the first three months of 2012 were $22.1 million, or $0.22 per common share, compared with $19.8 million, or $0.20 per common share, in the prior year period. We have increased dividends every year for the last 36 years and expect to continue paying dividends on a quarterly basis.

The total gross liability for uncertain tax positions was $13.4 million, $26.5 million and $24.5 million at March 31, 2012, December 31, 2011, and April 2, 2011, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

Impact of Tyco Flow Control merger

In connection with the consummation of the Merger, we may refinance some or all of the indebtedness described above, subject to the terms of the merger agreement, which provides that we may not repay, incur or refinance any indebtedness to the extent such action would cause us not to be rated investment grade by any rating agency.

Prior to the Distribution, New Pentair will incur indebtedness in an amount not to exceed $500 million upon terms negotiated by us. A portion of the proceeds of the indebtedness will be transferred to Tyco. After accounting for the transfer of proceeds to Tyco, the payment of transaction expenses and transfer of excess cash to Tyco, New Pentair will have an additional net indebtedness upon consummation of the Distribution and the Merger of $275 million.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% conversion of net income before noncontrolling interest. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Three months ended

In thousands	March 31, 2012	April 2, 2011

Net cash provided by (used for) operating activities	$(67,509)	$(48,180)
Capital expenditures	(15,621)	(13,268)
Proceeds from sale of property and equipment	1,528	42

Free cash flow	$(81,602)	$(61,406)

NEW ACCOUNTING STANDARDS

See Note 2 (New Accounting Standards) of ITEM 1.

CRITICAL ACCOUNTING POLICIES

In our 2011 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended March 31, 2012. For additional information, refer to Item 7A of our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(a)	Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no further material developments from the disclosures contained in our 2011 Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2011 Annual Report on Form 10-K, except for the addition of the risks factors set forth below.

On March 27, 2012, Pentair, Inc. (“Pentair”) entered into a definitive agreement to merge with the flow control business (the “Tyco Flow Control Business”) of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). The Merger is expected to occur immediately after Tyco distributes all of the shares of Tyco Flow Control International Ltd. (“Tyco Flow Control”), the entity that will hold the Tyco Flow Control Business prior to the distribution, to its shareholders in a tax-free pro rata dividend (the “Distribution,” and together with the Merger, the “Transactions”). In connection with the Merger, Tyco Flow Control will be renamed Pentair Ltd. (“New Pentair”) and a wholly-owned subsidiary of New Pentair will merge with and into Pentair, with Pentair surviving as a wholly-owned subsidiary of New Pentair. Upon completion of the Distribution and the Merger, Pentair shareholders will own approximately 47.5% of New Pentair and Tyco shareholders will own approximately 52.5% of New Pentair. Completion of the Distribution and the Merger is subject to the approval of the Distribution by Tyco shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The following risk factors relate to risks posed to Pentair shareholders from the proposed Distribution and Merger. Additional risks exist that are related to the ownership of the combined flow control and Pentair businesses following the Distribution and Merger. These risks will be detailed in the documents filed by Pentair, Tyco and Tyco Flow Control with the Securities and Exchange Commission related to the Distribution and the Merger.

The calculation of the consideration payable pursuant to the Merger will not be adjusted based on the performance of Pentair or the Tyco Flow Control Business. Accordingly, the relative market value of the New Pentair common shares that Pentair shareholders receive in the Merger may not reflect the performance of Pentair and the Tyco Flow Control Business.

In the Merger, holders of Pentair common shares will receive one common share of New Pentair for every Pentair common share they own with the result that former Pentair shareholders will own approximately 47.5% of the outstanding New Pentair common shares and Tyco shareholders will own approximately 52.5% of the outstanding New Pentair common shares, measured on a fully-diluted basis after giving effect to the Merger. Tyco shareholders who receive New Pentair common shares in the Distribution will not receive any new shares in the Merger and will continue to hold their existing shares of Tyco and New Pentair. The one-to-one exchange ratio and overall allocation of New Pentair common shares will not be adjusted for changes in the economic performance of the Tyco Flow Control Business and Pentair or the market price of Pentair common shares. If the economic performance of the Tyco Flow Control Business relative to Pentair declines (or the economic performance of Pentair improves relative to the Tyco Flow Control Business) prior to completion of the Merger, Pentair shareholders will not receive any additional compensation or adjustment to account for the effective diminishment in the value of their New Pentair common shares received in the Merger.

New Pentair may not realize the anticipated growth opportunities and cost synergies from the Transactions.

The success of the Transactions will depend, in part, on the ability of New Pentair to realize the anticipated growth opportunities and cost synergies as a result of the Transactions. New Pentair’s success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Pentair and the Tyco Flow Control Business. Even if the Tyco Flow Control Business is able to integrate Pentair and the New Pentair Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that Pentair and New Pentair currently expect from this integration or that these benefits will be achieved within the anticipated time frame or at all. For example, New Pentair may not be able to eliminate duplicative costs, or the benefits from the Merger may be offset by costs incurred or delays in integrating Pentair and the Tyco Flow Control Business. While it is anticipated that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates.

The integration of Pentair and the Tyco Flow Control Business following the Merger may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of establishing New Pentair as an independent public company and integrating the Pentair and the Tyco Flow Control Business. These difficulties include:

•

the challenge of establishing New Pentair as a separately traded independent public company while integrating Pentair and the Tyco Flow Control Business and carrying on the ongoing operations of each entity;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of Pentair and the Tyco Flow Control Business, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of Pentair and the Tyco Flow Control Business; and

•	the potential difficulty in retaining key officers and personnel of Pentair and the Tyco Flow Control Business.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Pentair and the Tyco Flow Control Business. Members of New Pentair senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the combined company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, Pentair and the Tyco Flow Control Business could suffer. There can be no assurance that New Pentair will successfully or cost-effectively integrate Pentair and the Tyco Flow Control Business. The failure to do so could have a material adverse effect on New Pentair’s business, financial condition and results of operations.

Following the Distribution and the Merger, New Pentair’s share price may fluctuate significantly.

Pentair, Tyco and New Pentair cannot predict the prices at which New Pentair common shares may trade following the Distribution and the Merger. Such trading prices will be determined by the market and may be influenced by many factors, some of which may be beyond New Pentair’s control, including:

•

New Pentair’s business profile and market capitalization may not fit the investment objectives of some Pentair and Tyco shareholders and, as a result, these shareholders may sell New Pentair’s shares after the Transactions are completed;

•	actual or anticipated fluctuations in the operating results of New Pentair due to factors related to New Pentair’s business;

•	success or failure of New Pentair’s combined business strategy;

•	New Pentair’s quarterly or annual earnings, or those of other companies in New Pentair’s industry;

•	New Pentair’s ability to obtain third-party financing as needed;

•	announcements by New Pentair or New Pentair’s competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the failure of securities analysts to cover New Pentair’s common shares after the Transactions are completed;

•	changes in earnings estimates by securities analysts or New Pentair’s ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of New Pentair;

•	natural or other environmental disasters that investors believe may affect New Pentair;

•	overall market fluctuations;

•	results from any material litigation, including asbestos claims, government investigations or environmental liabilities;

•	changes in laws and regulations affecting New Pentair’s business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of New Pentair common shares. Until an orderly market develops, the trading prices for New Pentair common shares may fluctuate significantly.

Sales of New Pentair common shares after the Merger may negatively affect its market price.

The New Pentair common shares issued in the Transactions to the holders of Pentair common shares will generally be eligible for immediate resale. The market price of New Pentair common shares could decline as a result of sales of a large number of New Pentair common shares in the market after the completion of the Merger or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for New Pentair to obtain additional capital by selling equity securities in the future at a time and at a price that New Pentair deems appropriate.

Immediately after the Merger, Tyco shareholders will own approximately 52.5% of the New Pentair common shares and former Pentair shareholders will own approximately 47.5% of the New Pentair common shares, in each case on a fully-diluted basis. Although Pentair and Tyco have no actual knowledge of any plan or intention on the part of any significant shareholder to sell New Pentair common shares following the Transactions, it is likely that some Tyco shareholders and some Pentair shareholders, including some of their largest shareholders, will sell the New Pentair common shares received in the Transactions, respectively, for various reasons such as New Pentair’s business profile or market capitalization not fitting their investment objectives. Currently, Tyco and Pentair shareholders include institutional investors subject to various investing guidelines. Because New Pentair may not meet the investing guidelines of some of these institutional investors following the Merger, these institutional investors may decide to or may be required to sell the New Pentair common shares that they receive as a result of the Transactions. These sales may negatively affect the New Pentair common share price.

Regulatory agencies may delay or impose conditions on approval of the Distribution and the Merger, which may diminish the anticipated benefits of the Transactions.

Completion of the Distribution and the Merger is conditioned upon the receipt of required government consents and approvals, including required approvals from foreign regulatory agencies. While Pentair and Tyco intend to pursue vigorously all required governmental approvals and do not know of any reason why they would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before the Distribution and the Merger could delay the completion of the Distribution and the Merger, possibly for a significant period of time after Tyco shareholders have approved the Distribution and after Pentair shareholders have approved the Merger. In addition, these governmental agencies may attempt to condition their approval of the Merger on the imposition of conditions that could have a material adverse effect on New Pentair’s operating results or the value of New Pentair common shares after the Distribution and Merger are completed. Any delay in the completion of the Distribution and the Merger could diminish anticipated benefits of the Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions. Any uncertainty over the ability of Tyco and Pentair to complete the Distribution and the Merger could make it more difficult for Tyco and Pentair to retain key employees or to pursue business strategies. In addition, until the Distribution and the Merger are completed, the attention of Pentair and Tyco management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the Transactions, such as obtaining regulatory approvals.

The pendency of the Merger could potentially adversely affect the business and operations of Pentair and the Tyco Flow Control Business.

In connection with the pending Merger, some customers of Pentair and the Tyco Flow Control Business may delay or defer decisions or may end their relationships with Pentair and the Tyco Flow Control Business, which could negatively affect the revenues, earnings and cash flows of Pentair and the Tyco Flow Control Business, regardless of whether the Merger is completed. Similarly, it is possible that current and prospective employees of Pentair and the Tyco Flow Control Business could experience uncertainty about their future roles with the combined company following the Merger, which could materially adversely affect the ability of each of Pentair and the Tyco Flow Control Business to attract and retain key personnel during the pendency of the Merger.

Failure to complete the Merger could adversely impact the market price of Pentair as well as Pentair’s business and operating results.

If the Merger is not completed for any reason, the price of Pentair common shares may decline to the extent that the market price of Pentair common shares reflects positive market assumptions that the Distribution and the Merger will be completed and the related benefits will be realized. Pentair may also be subject to additional risks if the Merger is not completed, including:

•	depending on the reasons for termination of the Merger Agreement, the requirement that Pentair pay Tyco a termination fee of $145 million;

•	substantial costs related to the Merger, such as legal, accounting, filing, financial advisory and financial printing fees, must be paid regardless of whether the Merger is completed; and

•	potential disruption to Pentair’s business and distraction of its workforce and management team.

As a result of the Transactions, current Pentair shareholder’s ownership interest in Pentair will be diluted from 100% of Pentair to less than a majority of New Pentair.

Pentair shareholders immediately prior to the Merger will, in the aggregate, own a significantly smaller percentage of New Pentair after the Merger’s completion. Following completion of the Merger, Pentair shareholders immediately prior to the Merger collectively will own approximately 47.5% of New Pentair on a fully-diluted basis. Consequently, Pentair shareholders immediately prior to the Merger, collectively, will be able to exercise less influence over the management and policies of New Pentair than they could exercise over the management and policies of Pentair immediately prior to the Merger. The directors of Pentair prior to the Merger will comprise ten of the twelve members of the board of directors of New Pentair following the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the first quarter of 2012:

	(a)	(b)	(c)	(d)

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs

January 1 — January 28, 2012	20,635	$34.20	—	$25,000,000
January 29 — February 25, 2012	3,657	$37.79	—	$25,000,000
February 26 — March 31, 2012	68,777	$40.83	—	$25,000,000

Total	93,069		—

(a)

The purchases in this column represent 20,635 shares for the period January 1 – January 28, 2012, 3,657 shares for the period January 29 – February 25, 2012 and 68,777 shares for the period February 26 – March 31, 2012 deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)	In December 2011, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2012.

ITEM 5. OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31st. The retrospective application did not have a material impact on our financial condition or results of operations.

Pentair, Inc and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,

In thousands	2011	2010	2009

Net income before noncontrolling interest	$38,521	$202,321	$116,200

Other comprehensive income (loss), net of tax
Cumulative translation adjustment	(93,706)	(32,706)	35,528
Change in market value of derivative financial instruments, net of taxes of $2,884, $229 and ($2,323), respectively	4,375	310	3,585

Adjustment in retirement liability, net of taxes of ($26,650), ($8,159) and $164, respectively	(41,683)	(12,762)	256

Other comprehensive (loss) income, net of tax	(131,014)	(45,158)	39,369

Comprehensive (loss) income	(92,493)	157,163	155,569
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,184	2,274	(7,136)

Comprehensive (loss) income attributable to Pentair, Inc.	$(94,677)	$154,889	$162,705

The following will be added to the Condensed Consolidated Statements of Income (Loss) included in the financial statements of Subsidiary Guarantors Note to our annual financial statements:

Pentair, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Year Ended

(in thousands)

December 31, 2011	Parent company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated

Comprehensive (loss) income	$(94,677)	$57,225	$(141,403)	$86,362	$(92,493)
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,184	—	2,184

Comprehensive (loss) income attributable to Pentair, Inc.	$(94,677)	$57,225	$(143,587)	$86,362	$(94,677)

December 31, 2010

Comprehensive income (loss)	$154,889	$66,662	$60,202	$(124,590)	$157,163
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,274	—	2,274

Comprehensive income (loss) attributable to Pentair, Inc.	$154,889	$66,662	$57,928	$(124,590)	$154,889

December 31, 2009

Comprehensive income (loss)	$162,705	$12,384	$68,317	$(87,837)	$155,569
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(7,136)	—	(7,136)

Comprehensive income (loss) attributable to Pentair, Inc.	$162,705	$12,384	$75,453	$(87,837)	$162,705

ITEM 6. Exhibits

(a) Exhibits

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

2.2	Separation and Distribution Agreement, dated as of March 27, 2012, by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (Incorporated by reference to Exhibit 2.2 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

4.1	Amendment No. 1, dated as of March 27, 2012, to the Rights Agreement, dated December 10, 2004, between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

10.1	Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012, December 31, 2011 and April 2, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and April 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2012.

PENTAIR, INC.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended March 31, 2012

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

2.2	Separation and Distribution Agreement, dated as of March 27, 2012, by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (Incorporated by reference to Exhibit 2.2 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

4.1	Amendment No. 1, dated as of March 27, 2012, to the Rights Agreement, dated December 10, 2004, between Pentair, Inc. and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

10.1	Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and April 2, 2011, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2012, December 31, 2011 and April 2, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and April 2, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and April 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.