Form 10-Q
period 2012-06-30
PENTAIR INC
filed 2012-07-24
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

On June 30, 2012, 99,204,048 shares of Registrant’s common stock were outstanding.

Pentair, Inc. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended

In thousands, except per-share data	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales	$941,525	$910,175	$1,799,702	$1,700,448
Cost of goods sold	629,397	622,439	1,206,855	1,163,653

Gross profit	312,128	287,736	592,847	536,795
Selling, general and administrative	173,445	158,432	348,455	303,192
Research and development	20,891	19,882	41,648	38,004

Operating income	117,792	109,422	202,744	195,599
Other (income) expense:
Equity income of unconsolidated subsidiaries	(636)	(672)	(1,685)	(907)
Net interest expense	16,079	14,613	30,847	23,938

Income before income taxes and noncontrolling interest	102,349	95,481	173,582	172,568
Provision for income taxes	28,864	27,344	37,943	52,397

Net income before noncontrolling interest	73,485	68,137	135,639	120,171
Noncontrolling interest	1,655	1,425	2,995	2,918

Net income attributable to Pentair, Inc.	$71,830	$66,712	$132,644	$117,253

Comprehensive income (loss)	$(10,430)	$92,306	$93,808	$187,119
Less: Comprehensive income (loss) attributable to noncontrolling interest	(223)	2,216	2,020	5,621

Comprehensive income (loss) attributable to Pentair, Inc.	$(10,207)	$90,090	$91,788	$181,498

Earnings per common share attributable to Pentair, Inc.
Basic	$0.73	$0.68	$1.34	$1.19
Diluted	$0.71	$0.67	$1.32	$1.17

Weighted average common shares outstanding
Basic	99,047	98,333	98,856	98,190
Diluted	101,165	100,065	100,785	99,825

Cash dividends declared per common share	$0.22	$0.20	$0.44	$0.40

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,	July 2,
In thousands, except share and per-share data	2012	2011	2011

Assets
Current assets
Cash and cash equivalents	$60,598	$50,077	$68,972
Accounts and notes receivable, net of allowances of $32,958, $39,111 and $41,120, respectively	572,144	569,204	595,407
Inventories	460,039	449,863	484,795
Deferred tax assets	58,899	60,899	60,833
Prepaid expenses and other current assets	124,345	107,792	124,632

Total current assets	1,276,025	1,237,835	1,334,639

Property, plant and equipment, net	381,063	387,525	410,547

Other assets
Goodwill	2,255,134	2,273,918	2,573,430
Intangibles, net	570,503	592,285	654,908
Other	103,544	94,750	78,788

Total other assets	2,929,181	2,960,953	3,307,126

Total assets	$4,586,269	$4,586,313	$5,052,312

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$222	$3,694	$21,451
Current maturities of long-term debt	1,193	1,168	1,289
Accounts payable	288,265	294,858	315,403
Employee compensation and benefits	89,514	109,361	108,836
Current pension and post-retirement benefits	9,052	9,052	8,733
Accrued product claims and warranties	44,935	42,630	47,259
Income taxes	32,228	14,547	21,498
Accrued rebates and sales incentives	45,870	37,009	42,567
Other current liabilities	150,437	129,522	144,366

Total current liabilities	661,716	641,841	711,402

Other liabilities
Long-term debt	1,233,794	1,304,225	1,384,167
Pension and other retirement compensation	247,324	248,615	217,021
Post-retirement medical and other benefits	29,921	31,774	27,954
Long-term income taxes payable	13,294	26,470	23,832
Deferred tax liabilities	190,173	188,957	235,422
Other non-current liabilities	92,175	97,039	85,660

Total liabilities	2,468,397	2,538,921	2,685,458

Commitments and contingencies

Shareholders’ equity
Common shares par value $0.16 2/3; 99,204,048, 98,622,564 and 98,766,335 shares issued and outstanding, respectively	16,534	16,437	16,460
Additional paid-in capital	509,558	488,843	488,873
Retained earnings	1,667,794	1,579,290	1,702,119
Accumulated other comprehensive income (loss)	(192,097)	(151,241)	41,902
Noncontrolling interest	116,083	114,063	117,500

Total shareholders’ equity	2,117,872	2,047,392	2,366,854

Total liabilities and shareholders’ equity	$4,586,269	$4,586,313	$5,052,312

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,	July 2,
In thousands	2012	2011

Operating activities
Net income before noncontrolling interest	$135,639	$120,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1,685)	(907)
Depreciation	32,666	32,685
Amortization	19,677	17,180
Deferred income taxes	3,654	3,012
Stock compensation	10,075	10,527
Excess tax benefits from stock-based compensation	(1,740)	(1,465)
Loss (gain) on sale of assets	(3,106)	229
Changes in assets and liabilities, net of effects of business acquisitions and dispositions
Accounts and notes receivable	(5,531)	(1,111)
Inventories	(12,276)	2,425
Prepaid expenses and other current assets	(983)	(2,696)
Accounts payable	(4,271)	(22,878)
Employee compensation and benefits	(18,686)	(22,675)
Accrued product claims and warranties	2,466	2,901
Income taxes	17,709	12,780
Other current liabilities	10,209	25,481
Pension and post-retirement benefits	(553)	(853)
Other assets and liabilities	(16,503)	(22,195)

Net cash provided by (used for) operating activities	166,761	152,611

Investing activities
Capital expenditures	(31,312)	(35,221)
Proceeds from sale of property and equipment	4,868	89
Acquisitions, net of cash acquired	(19,905)	(733,105)
Other	(3,073)	119

Net cash provided by (used for) investing activities	(49,422)	(768,118)
Financing activities
Net short-term borrowings	(3,472)	16,518
Proceeds from long-term debt	352,463	1,320,957
Repayment of long-term debt	(420,810)	(661,422)
Debt issuance costs	—	(8,721)
Excess tax benefits from stock-based compensation	1,740	1,465
Stock issued to employees, net of shares withheld	16,163	9,551
Repurchases of common stock	—	(287)
Dividends paid	(44,140)	(39,739)

Net cash provided by (used for) financing activities	(98,056)	638,322
Effect of exchange rate changes on cash and cash equivalents	(8,762)	101

Change in cash and cash equivalents	10,521	22,916
Cash and cash equivalents, beginning of period	50,077	46,056

Cash and cash equivalents, end of period	$60,598	$68,972

See accompanying notes to condensed consolidated financial statements.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

In thousands, except share	Common shares		Additional paid-in	Retained	Accumulated other comprehensive	Total	Noncontrolling
and per-share data	Number	Amount	capital	earnings	income (loss)	Pentair, Inc.	interest	Total

Balance - December 31, 2011	98,622,564	$16,437	$488,843	$1,579,290	$(151,241)	$1,933,329	$114,063	$2,047,392
Net income				132,644		132,644	2,995	135,639
Change in cumulative translation adjustment					(44,006)	(44,006)	(975)	(44,981)
Changes in market value of derivative financial instruments, net of $1,436 tax					3,150	3,150		3,150
Cash dividends - $0.44 per common share				(44,140)		(44,140)		(44,140)
Exercise of stock options, net of 35,570 shares tendered for payment	492,777	82	14,973			15,055		15,055
Issuance of restricted shares, net of cancellations	154,536	26	3,532			3,558		3,558
Amortization of restricted shares			352			352		352
Shares surrendered by employees to pay taxes	(65,829)	(11)	(2,439)			(2,450)		(2,450)
Stock compensation			4,297			4,297		4,297

Balance - June 30, 2012	99,204,048	$16,534	$509,558	$1,667,794	$(192,097)	$2,001,789	$116,083	$2,117,872

			Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair, Inc.	Noncontrolling interest	Total

In thousands, except share	Common shares
and per-share data	Number	Amount

Balance - December 31, 2010	98,409,192	$16,401	$474,489	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income				117,253		117,253	2,918	120,171
Change in cumulative translation adjustment					62,456	62,456	2,703	65,159
Changes in market value of derivative financial instruments, net of $1,249 tax					1,788	1,788		1,788
Cash dividends - $0.40 per common share				(39,739)		(39,739)		(39,739)
Share repurchase	(7,826)	(1)	(286)			(287)		(287)
Exercise of stock options, net of 3,266 shares tendered for payment	408,637	68	10,741			10,809		10,809
Issuance of restricted shares, net of cancellations	29,131	5	1,432			1,437		1,437
Amortization of restricted shares			480			480		480
Shares surrendered by employees to pay taxes	(72,799)	(13)	(2,683)			(2,696)		(2,696)
Stock compensation			4,700			4,700		4,700

Balance - July 2, 2011	98,766,335	$16,460	$488,873	$1,702,119	$41,902	$2,249,354	$117,500	$2,366,854

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

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto for the year ended December 31, 2011, which are included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

In connection with preparing the unaudited condensed consolidated financial statements for the six months ended June 30, 2012, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

2.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between US Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards. The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, and the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances, and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in other comprehensive income (“OCI”). This guidance provides entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, entities must present on the face of the financial statement, items reclassified from OCI to net income in the section of the financial statement where the components of net income and OCI are presented, regardless of the option selected to present comprehensive income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The FASB subsequently deferred the effective date of certain provisions of this standard pertaining to the reclassification of items out of accumulated other comprehensive income, pending the issuance of further guidance on that matter. We have adopted this guidance as of January 1, 2012, and have presented total comprehensive income (loss) in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

3.	Stock-based Compensation

Total stock-based compensation expense was $4.8 million for each of the three months ended June 30, 2012 and July 2, 2011, and was $10.1 million and $10.5 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

During the first half of 2012, restricted shares and restricted stock units of our common stock were granted under the 2008 Omnibus Stock Incentive Plan to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $2.8 million and $2.5 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and was $5.8 million for each of the six months ended June 30, 2012 and July 2, 2011.

During the first half of 2012, option awards were granted under the 2008 Omnibus Stock Incentive Plan with an exercise price equal to the market price of our common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $2.0 million and $2.3 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and $4.3 million and $4.7 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	June 30, 2012	July 2, 2011

Expected stock price volatility	36.5%	35.5%
Expected life	5.7 yrs	5.5 yrs
Risk-free interest rate	0.90%	2.12%
Dividend yield	2.29%	2.16%

The weighted-average fair value of options granted during the second quarter of 2012 and 2011 were $11.74 and $10.89 per share, respectively.

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

4.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Six months ended

In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Weighted average common shares outstanding — basic	99,047	98,333	98,856	98,190
Dilutive impact of stock options and restricted stock	2,118	1,732	1,929	1,635

Weighted average common shares outstanding — diluted	101,165	100,065	100,785	99,825

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the average market price of the common shares	443	1,776	2,010	2,001

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

5.	Restructuring

During 2012 and 2011, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 140 employees, which included 85 in Water & Fluid Solutions and 55 in Technical Products. The 2011 initiatives included the reduction in hourly and salaried headcount of approximately 210 employees, which included 160 in Water & Fluid Solutions and 50 in Technical Products.

Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) include costs for severance and other restructuring costs as follows for the six months ended June 30, 2012, and July 2, 2011, and the year ended December 31, 2011:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011

Severance and related costs	$9,660	$11,500	$—
Asset impairment and other restructuring costs	710	1,500	—

Total restructuring costs	$10,370	$13,000	$—

Restructuring accrual activity recorded in Other current liabilities and Employee compensation and benefits on the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2012, and July 2, 2011, and the year ended December 31, 2011:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011

Beginning balance	$12,805	$3,994	$3,994
Costs incurred	9,660	11,500	—
Cash payments and other	(8,570)	(2,689)	(909)

Ending balance	$13,895	$12,805	$3,085

6.	Acquisitions

On April 4, 2012, we acquired, as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Sibrape Indústria E Comércio de Artigos Para Lazer Ltda. and its subsidiary Hidrovachek Ltda. (collectively “Sibrape”) for $19.9 million, net of cash acquired. The Sibrape results have been included in our consolidated financial statements since the date of acquisition. Sibrape offers a complete line of pool products and is a market leader in pool liner sales throughout Brazil. Goodwill recorded as part of the purchase price allocation was $8.8 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $4.8 million and were comprised entirely of customer lists, which have an estimated life of 11 years. The pro forma impact of this acquisition was not deemed material.

In May 2011, we acquired, as part of Water & Fluid Solutions, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2011 and 2010 revenues generated in European Union and Asia-Pacific countries.

The fair value of CPT was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships and proprietary technology with a weighted average amortization period of approximately 10 years.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following pro forma consolidated condensed financial results of operations are presented as if the CPT acquisition described above had been completed at the beginning of the comparable period:

	Three months ended	Six months ended
In thousands, except share and per-share data	July 2, 2011	July 2, 2011

Pro forma net sales	$953,375	$1,822,224
Pro forma income before noncontrolling interest	66,075	115,517
Pro forma net income attributable to Pentair, Inc.	64,650	112,599

Pro forma earnings per common share
Basic	$0.66	$1.15
Diluted	$0.65	$1.13

Weighted average common shares outstanding
Basic	98,333	98,190
Diluted	100,065	99,825

The 2011 unaudited pro forma net income was adjusted to exclude the impact of approximately $5.5 million in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog. Acquisition-related transaction costs of approximately $6.1 million and $7.8 million associated with the CPT acquisition were excluded from the pro forma net income for the three and six month periods ended July 2, 2011, respectively.

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

In January 2011 we acquired as part of Water & Fluid Solutions all of the outstanding shares of capital stock of Hidro Filtros do Brasil (“Hidro Filtros”) for cash of $14.9 million and a note payable of $2.1 million. The Hidro Filtros results of operations have been included in our consolidated financial statements since the date of acquisition. Hidro Filtros is a leading manufacturer of water filters and filtering elements for residential and industrial applications operating in Brazil and neighboring countries. Goodwill recorded as part of the purchase price allocation was $10.1 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $6.3 million including definite-lived intangibles, primarily customer relationships of $5.5 million, with an estimated life of 13 years. The pro forma impact of this acquisition was not material.

Additionally, during 2011, we completed other small acquisitions with purchase prices totaling $4.6 million, consisting of $2.9 million in cash and $1.7 million as a note payable, adding to Water & Fluid Solutions. Total goodwill recorded as part of the purchase price allocation was $4.3 million, none of which is tax deductible. The pro forma impact of these acquisitions was not material.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Disclosures

In thousands Inventories	June 30, 2012	December 31, 2011	July 2, 2011

Raw materials and supplies	$227,780	$219,487	$246,414
Work-in-process	50,860	47,707	49,515
Finished goods	181,399	182,669	188,866

Total inventories	$460,039	$449,863	$484,795

Property, plant and equipment
Land and land improvements	$40,519	$41,111	$43,322
Buildings and leasehold improvements	251,977	244,246	255,317
Machinery and equipment	713,819	692,930	697,802
Construction in progress	34,699	40,251	41,066

Total property, plant and equipment	1,041,014	1,018,538	1,037,507
Less accumulated depreciation and amortization	659,951	631,013	626,960

Property, plant and equipment, net	$381,063	$387,525	$410,547

8.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In thousands	December 31, 2011	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2012

Water & Fluid Solutions	$1,994,781	$8,768	$(25,034)	$1,978,515
Technical Products	279,137	—	(2,518)	276,619

Consolidated Total	$2,273,918	$8,768	$(27,552)	$2,255,134

In thousands	December 31, 2010	Acquisitions/ divestitures	Foreign currency translation/other	July 2, 2011

Water & Fluid Solutions	$1,784,100	$466,182	$35,686	$2,285,968
Technical Products	281,944	—	5,518	287,462

Consolidated Total	$2,066,044	$466,182	$41,204	$2,573,430

Accumulated goodwill impairment losses were $200.5 million, $200.5 million and $0 as of June 30, 2012, December 31, 2011, and July 2, 2011, respectively.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The detail of acquired intangible assets consisted of the following:

	June 30, 2012			December 31, 2011			July 2, 2011
In thousands	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net

Finite-life intangibles
Patents	$5,895	$(4,298)	$1,597	$5,896	$(4,038)	$1,858	$15,485	$(13,306)	$2,179
Proprietary technology	129,748	(45,994)	83,754	128,841	(39,956)	88,885	136,737	(34,423)	102,314
Customer relationships	356,814	(120,738)	236,076	358,410	(109,887)	248,523	380,263	(97,232)	283,031
Trade names	1,501	(600)	901	1,515	(530)	985	1,569	(467)	1,102

Total finite-life intangibles	$493,958	$(171,630)	$322,328	$494,662	$(154,411)	$340,251	$534,054	$(145,428)	$388,626

Indefinite-life intangibles
Trade names	248,175	—	248,175	252,034	—	252,034	266,282	—	266,282

Total intangibles, net	$742,133	$(171,630)	$570,503	$746,696	$(154,411)	$592,285	$800,336	$(145,428)	$654,908

Intangible asset amortization expense was approximately $9.9 million and $10.8 million for the three months ended June 30, 2012 and July 2, 2011, respectively, and was approximately $19.7 million and $17.2 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2012 and the next five years is as follows:

	Q3-Q4
In thousands	2012	2013	2014	2015	2016	2017

Estimated amortization expense	$19,253	$38,685	$38,331	$38,047	$37,137	$35,542

9.	Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

In thousands	Average interest rate June 30, 2012	Maturity (Year)	June 30, 2012	December 31, 2011	July 2, 2011

Commercial paper	1.22%	2016	$6,993	$3,497	$—
Revolving credit facilities	1.99%	2016	205,600	168,500	262,064
Private placement - fixed rate	5.65%	2013-2017	400,000	400,000	400,000
Private placement - floating rate	1.07%	2013	100,000	205,000	205,000
Public - fixed rate	5.00%	2021	500,000	500,000	500,000
Capital lease obligations	3.72%	2025	14,671	15,788	18,362
Other	3.10%	2012-2016	7,945	16,302	21,481

Total debt			1,235,209	1,309,087	1,406,907
Less: Current maturities			(1,193)	(1,168)	(1,289)
Short-term borrowings			(222)	(3,694)	(21,451)

Long-term debt			$1,233,794	$1,304,225	$1,384,167

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The fair value of total debt excluding the effect of the interest rate swaps was $1,299.2 million, $1,361.0 million and $1,440.1 million as of June 30, 2012, December 31, 2011 and July 2, 2011, respectively. This fair value measurement of debt is classified as Level 2 in the valuation hierarchy as defined in Note 10, “Derivatives and Financial Instruments”.

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of June 30, 2012, we had $7.0 million of commercial paper outstanding.

In May 2012, we repaid $105 million of matured private placement debt with borrowings under the Credit Facility.

All of the commercial paper and private placement – floating rate debt was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Total availability under our Credit Facility was $487.4 million as of June 30, 2012, which was not limited by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio in the Credit Facility (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters. As of June 30, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $73.1 million, of which $7.6 million was outstanding at June 30, 2012. Borrowings under these credit facilities bear interest at variable rates.

Debt outstanding at June 30, 2012 matures on a calendar year basis as follows:

	Q3 -Q4
In thousands	2012	2013	2014	2015	2016	2017	Thereafter	Total

Contractual debt obligation maturities	$246	$200,057	$17	$—	$220,218	$300,000	$500,000	$1,220,538
Capital lease obligations	585	1,169	1,169	1,169	1,169	1,170	8,240	14,671

Total maturities	$831	$201,226	$1,186	$1,169	$221,387	$301,170	$508,240	$1,235,209

As part of the CPT acquisition, we assumed two capital lease obligations related to land and buildings. As of June 30, 2012, December 31, 2011 and July 2, 2011, we recorded cost of $22.0 million, $22.7 million and $25.6 million and accumulated amortization of $5.2 million, $5.1 million and $5.3 million, respectively, all of which are included in Property, plant and equipment on the Condensed Consolidated Balance Sheets.

Capital lease obligations consist of total future minimum lease payments of $17.4 million less the imputed interest of $2.7 million as of June 30, 2012.

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

Cash-flow Hedges

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement had a fixed interest rate of 4.89% and expired in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR resulted in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $1.7 million and $4.2 million at December 31, 2011 and July 2, 2011, respectively, and was recorded in Accumulated other comprehensive income (loss) (“AOCI”) on the Condensed Consolidated Balance Sheets.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $4.5 million, $6.3 million and $8.3 million at June 30, 2012, December 31, 2011 and July 2, 2011, respectively, and was recorded in AOCI on the Condensed Consolidated Balance Sheets.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair values of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets, with changes in their fair value included in AOCI. Derivative gains and losses included in AOCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. Realized income/expense and amounts to/from swap counterparties are recorded in Net interest expense in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). We realized incremental expense resulting from the swaps of $1.7 million and $2.3 million for the three months ended and $3.9 million and $4.7 million for the six months ended June 30, 2012 and July 2, 2011, respectively.

Failure of one or more of our swap counterparties would result in the loss of any benefit to us of the swap agreement. In this case, we would continue to be obligated to pay the variable interest payments per the underlying debt agreements which are at a variable interest rate of 3 month LIBOR plus 0.60% for $100 million of debt. Additionally, failure of one or all of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

Our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, the short term and long term portions are recorded in Prepaid expenses and other current assets and Other, respectively, within the Condensed Consolidated Balance Sheets and will be amortized as interest exposure over the 10 year life of the Notes.

Foreign currency contract

We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative instruments. Our objective in holding derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates.

In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to our €503 million acquisition of CPT. The contract had a notional amount of €286.0 million, a strike price of 1.4375 and matured May 13, 2011. The fair value of the contract was an asset of $2.8 million at April 2, 2011, and was recorded in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million was recorded in Selling, general and administrative on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

Fair value of financial information

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	As of June 30, 2012
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(4,519)	$—	$(4,519)	$—
Foreign currency contract	(1,425)	—	(1,425)	—
Deferred compensation plan (1)	26,327	26,327	—	—

Total recurring fair value measurements	$20,383	$26,327	$(5,944)	$—

Recurring fair value measurements	As of December 31, 2011
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(8,034)	$—	$(8,034)	$—
Foreign currency contract	(99)	—	(99)	—
Deferred compensation plan (1)	22,987	22,987	—	—

Total recurring fair value measurements	$14,854	$22,987	$(8,133)	$—

Nonrecurring fair value measurements

Goodwill (2)	$242,800	$—	$—	$242,800

Total nonrecurring fair value measurement	$242,800	$—	$—	$242,800

Recurring fair value measurements	As of July 2, 2011
In thousands	Fair value	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(12,486)	$—	$(12,486)	$—
Foreign currency contract	—	—	—	—
Deferred compensation plan (1)	24,967	24,967	—	—

Total recurring fair value measurements	$12,481	$24,967	$(12,486)	$—

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)	In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million in our Residential Filtration reporting unit. The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

11. Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the six months ended June 30, 2012 was 21.9% compared to 30.4% for the six months ended July 2, 2011. Our effective tax rate was lower due to the resolution of U.S. federal and state tax audits, the mix of global earnings and favorable benefits related to the May 2011 acquisition of CPT.

We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The total gross liability for uncertain tax positions was $13.3 million, $26.5 million and $24.8 million at June 30, 2012, December 31, 2011 and July 2, 2011, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

12. Benefit Plans

Components of net periodic benefit cost were as follows:

	Three months ended

	Pension benefits		Post-retirement

In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$3,761	$3,131	$55	$45
Interest cost	8,087	8,225	422	472
Expected return on plan assets	(7,844)	(7,964)	—	—
Amortization of prior year service cost (benefit)	—	—	(6)	(7)
Recognized net actuarial loss (gains)	2,577	972	(602)	(827)

Net periodic benefit cost (income)	$6,581	$4,364	$(131)	$(317)

	Six months ended

	Pension benefits		Post-retirement

In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$7,522	$6,261	$110	$90
Interest cost	16,174	16,450	844	944
Expected return on plan assets	(15,688)	(15,927)	—	—
Amortization of prior year service cost (benefit)	—	—	(12)	(14)
Recognized net actuarial loss (gains)	5,154	1,943	(1,204)	(1,653)

Net periodic benefit cost (income)	$13,162	$8,727	$(262)	$(633)

13. Business Segments

Financial information by reportable segment is shown below:

	Three months ended		Six months ended

In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net sales to external customers
Water & Fluid Solutions	$675,522	$631,994	$1,262,500	$1,147,362
Technical Products	266,003	278,181	537,202	553,086

Consolidated	$941,525	$910,175	$1,799,702	$1,700,448

Intersegment sales
Water & Fluid Solutions	$(116)	$316	$(43)	$771
Technical Products	1,535	1,559	2,894	2,558
Other	(1,419)	(1,875)	(2,851)	(3,329)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water & Fluid Solutions	$91,989	$84,521	$155,666	$141,049
Technical Products	50,624	48,261	101,083	96,348
Other	(24,821)	(23,360)	(54,005)	(41,798)

Consolidated	$117,792	$109,422	$202,744	$195,599

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

14. Warranty

The changes in the carrying amount of service and product warranties for the six months ended June 30, 2012, and July 2, 2011, and the year ended December 31, 2011, were as follows:

In thousands	June 30, 2012	December 31, 2011	July 2, 2011

Balance at beginning of the year	$29,355	$30,050	$30,050
Service and product warranty provision	26,579	50,096	26,035
Payments	(24,025)	(53,937)	(25,040)
Acquired	156	3,575	3,623
Translation	(222)	(429)	343

Balance at end of the period	$31,843	$29,355	$35,011

15. Commitments and Contingencies

There have been no further material developments from the disclosures contained in our 2011 Annual Report on Form 10-K.

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

16. Financial Statements of Subsidiary Guarantors

Certain of the domestic subsidiaries (the “Guarantor Subsidiaries”) of Pentair, Inc. (the “Parent Company”), each of which is directly or indirectly wholly-owned by the Parent Company, jointly and severally, and fully and unconditionally, guarantee the Parent Company’s indebtedness under the Notes and the Credit Facility. The following supplemental financial information sets forth the Condensed Consolidated Statements of Income and Comprehensive Income (Loss), the Condensed Consolidated Balance Sheets, and the Condensed Consolidated Statements of Cash Flows for the Parent Company, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, and total consolidated Pentair and subsidiaries.

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three months ended June 30, 2012

	Parent	Guarantor	Non-guarantor
In thousands	company	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	$628,860	$392,347	$(79,682)	$941,525
Cost of goods sold	—	421,655	287,437	(79,695)	629,397

Gross profit	—	207,205	104,910	13	312,128
Selling, general and administrative	11,905	85,781	75,746	13	173,445
Research and development	245	10,958	9,688	—	20,891

Operating income (loss)	(12,150)	110,466	19,476	—	117,792
Earnings from investment in subsidiaries	(62,199)	(527)	600	62,126	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(636)	—	—	(636)
Net interest (income) expense	(27,676)	38,301	5,454	—	16,079

Income before income taxes and noncontrolling interest	77,725	73,328	13,422	(62,126)	102,349
Provision for income taxes	5,895	23,935	(966)	—	28,864

Net income before noncontrolling interest	71,830	49,393	14,388	(62,126)	73,485
Noncontrolling interest	—	—	1,655	—	1,655

Net income attributable to Pentair, Inc.	$71,830	$49,393	$12,733	$(62,126)	$71,830

Comprehensive income (loss)	$(10,207)	$22,945	$(42,332)	$19,164	$(10,430)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(223)	—	(223)

Comprehensive income (loss) attributable to Pentair, Inc.	$(10,207)	$22,945	$(42,109)	$19,164	$(10,207)

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the six months ended June 30, 2012

	Parent	Guarantor	Non-guarantor
In thousands	company	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,186,928	$778,524	$(165,750)	$1,799,702
Cost of goods sold	—	807,713	564,599	(165,457)	1,206,855

Gross profit	—	379,215	213,925	(293)	592,847
Selling, general and administrative	28,789	174,144	145,815	(293)	348,455
Research and development	468	21,568	19,612	—	41,648

Operating income (loss)	(29,257)	183,503	48,498	—	202,744
Earnings from investment in subsidiaries	(115,592)	(1,325)	(364)	117,281	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(1,544)	(141)	—	(1,685)
Net interest (income) expense	(56,710)	76,484	11,073	—	30,847

Income before income taxes and noncontrolling interest	143,045	109,888	37,930	(117,281)	173,582
Provision for income taxes	10,401	24,242	3,300	—	37,943

Net income before noncontrolling interest	132,644	85,646	34,630	(117,281)	135,639
Noncontrolling interest	—	—	2,995	—	2,995

Net income attributable to Pentair, Inc.	$132,644	$85,646	$31,635	$(117,281)	$132,644

Comprehensive income (loss)	$91,788	$59,198	$16,435	$(73,613)	$93,808
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,020	—	2,020

Comprehensive income (loss) attributable to Pentair, Inc.	$91,788	$59,198	$14,415	$(73,613)	$91,788

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2012

In thousands	Parent company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,135	$14,339	$40,124	$—	$60,598
Accounts and notes receivable, net	736	348,556	281,087	(58,235)	572,144
Inventories	—	241,629	218,410	—	460,039
Deferred tax assets	130,151	40,698	12,674	(124,624)	58,899
Prepaid expenses and other current assets	44,061	12,282	107,023	(39,021)	124,345

Total current assets	181,083	657,504	659,318	(221,880)	1,276,025
Property, plant and equipment, net	17,953	132,314	230,796	—	381,063
Other assets
Investments in/advances to subsidiaries	2,911,498	1,414,260	85,952	(4,411,710)	—
Goodwill	—	1,330,265	924,869	—	2,255,134
Intangibles, net	—	243,431	327,072	—	570,503
Other	65,638	8,931	48,115	(19,140)	103,544

Total other assets	2,977,136	2,996,887	1,386,008	(4,430,850)	2,929,181

Total assets	$3,176,172	$3,786,705	$2,276,122	$(4,652,730)	$4,586,269

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$222	$—	$222
Current maturities of long-term debt	—	—	1,193	—	1,193
Accounts payable	5,334	188,673	152,549	(58,291)	288,265
Employee compensation and benefits	15,771	19,855	53,888	—	89,514
Current pension and post-retirement benefits	9,052	—	—	—	9,052
Accrued product claims and warranties	165	24,385	20,385	—	44,935
Income taxes	35,498	(1,801)	(1,469)	—	32,228
Accrued rebates and sales incentives	—	36,212	9,658	—	45,870
Other current liabilities	30,824	64,436	94,191	(39,014)	150,437

Total current liabilities	96,644	331,760	330,617	(97,305)	661,716
Other liabilities
Long-term debt	1,245,055	2,417,922	520,265	(2,949,448)	1,233,794
Pension and other retirement compensation	185,513	(10,541)	72,352	—	247,324
Post-retirement medical and other benefits	17,512	31,549	—	(19,140)	29,921
Long-term income taxes payable	13,294	—	—	—	13,294
Deferred tax liabilities	—	229,962	84,835	(124,624)	190,173
Due to (from) affiliates	(442,406)	675,455	601,727	(834,776)	—
Other non-current liabilities	58,771	1,323	32,081	—	92,175

Total liabilities	1,174,383	3,677,430	1,641,877	(4,025,293)	2,468,397

Shareholders’ equity attributable to Pentair, Inc.	2,001,789	109,275	518,162	(627,437)	2,001,789
Noncontrolling interest	—	—	116,083	—	116,083

Total shareholders’ equity	2,001,789	109,275	634,245	(627,437)	2,117,872

Total liabilities and shareholders’ equity	$3,176,172	$3,786,705	$2,276,122	$(4,652,730)	$4,586,269

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012

	Parent	Guarantor	Non-guarantor
In thousands	company	subsidiaries	subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$10,612	$108,550	$47,599	$—	$166,761
Investing activities
Capital expenditures	(1,980)	(14,562)	(14,770)	—	(31,312)
Proceeds from sale of property and equipment	—	1,538	3,330	—	4,868
Acquisitions, net of cash acquired	—	—	(19,905)	—	(19,905)
Other	—	—	(3,073)	—	(3,073)

Net cash provided by (used for) investing activities	(1,980)	(13,024)	(34,418)	—	(49,422)
Financing activities
Net short-term borrowings	(3,472)	—	—	—	(3,472)
Proceeds from long-term debt	352,463	—	—	—	352,463
Repayment of long-term debt	(420,810)	—	—	—	(420,810)
Net change in advances to subsidiaries	98,720	(84,519)	(14,201)	—	—
Excess tax benefits from stock-based compensation	1,740	—	—	—	1,740
Stock issued to employees, net of shares withheld	16,163	—	—	—	16,163
Dividends paid	(43,628)	—	(512)	—	(44,140)

Net cash provided by (used for) financing activities	1,176	(84,519)	(14,713)	—	(98,056)
Effect of exchange rate changes on cash and cash equivalents	(6,770)	—	(1,992)	—	(8,762)

Change in cash and cash equivalents	3,038	11,007	(3,524)	—	10,521
Cash and cash equivalents, beginning of period	3,097	3,332	43,648	—	50,077

Cash and cash equivalents, end of period	$6,135	$14,339	$40,124	$—	$60,598

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the three months ended July 2, 2011

	Parent	Guarantor	Non-guarantor
In thousands	company	subsidiaries	subsidiaries	Eliminations	Consolidated

Net sales	$—	$586,395	$398,634	$(74,854)	$910,175
Cost of goods sold	—	399,270	297,830	(74,661)	622,439

Gross profit	—	187,125	100,804	(193)	287,736
Selling, general and administrative	6,664	83,632	68,329	(193)	158,432
Research and development	435	10,509	8,938	—	19,882

Operating (loss) income	(7,099)	92,984	23,537	—	109,422
Earnings from investment in subsidiaries	(53,988)	—	—	53,988	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(607)	—	(65)	—	(672)
Net interest (income) expense	(26,636)	38,107	3,142	—	14,613

Income before income taxes and noncontrolling interest	74,132	54,877	20,460	(53,988)	95,481
Provision for income taxes	7,420	18,301	1,623	—	27,344

Net income before noncontrolling interest	66,712	36,576	18,837	(53,988)	68,137
Noncontrolling interest	—	—	1,425	—	1,425

Net income attributable to Pentair, Inc.	$66,712	$36,576	$17,412	$(53,988)	$66,712

Comprehensive income (loss)	$90,090	$41,534	$29,491	$(68,809)	$92,306
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,216	—	2,216

Comprehensive income (loss) attributable to Pentair, Inc.	$90,090	$41,534	$27,275	$(68,809)	$90,090

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss)

For the six months ended July 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non-guarantor subsidiaries	Eliminations	Consolidated

Net sales	$—	$1,101,449	$740,212	$(141,213)	$1,700,448
Cost of goods sold	—	754,831	549,560	(140,738)	1,163,653

Gross profit	—	346,618	190,652	(475)	536,795
Selling, general and administrative	13,272	168,751	121,644	(475)	303,192
Research and development	605	21,355	16,044	—	38,004

Operating (loss) income	(13,877)	156,512	52,964	—	195,599
Earnings from investment in subsidiaries	(91,295)	—	—	91,295	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	(783)	—	(124)	—	(907)
Net interest (income) expense	(54,016)	76,593	1,361	—	23,938

Income before income taxes and noncontrolling interest	132,217	79,919	51,727	(91,295)	172,568
Provision for income taxes	14,964	26,782	10,651	—	52,397

Net income before noncontrolling interest	117,253	53,137	41,076	(91,295)	120,171
Noncontrolling interest	—	—	2,918	—	2,918

Net income attributable to Pentair, Inc.	$117,253	$53,137	$38,158	$(91,295)	$117,253

Comprehensive income (loss)	$181,498	$63,306	$67,508	$(125,193)	$187,119
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,621	—	5,621

Comprehensive income (loss) attributable to Pentair, Inc.	$181,498	$63,306	$61,887	$ (125,193)	$181,498

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

July 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$4,836	$4,651	$59,485	$—	$68,972
Accounts and notes receivable, net	796	317,365	375,242	(97,996)	595,407
Inventories	—	203,998	280,797	—	484,795
Deferred tax assets	113,205	40,363	13,247	(105,982)	60,833
Prepaid expenses and other current assets	8,958	14,973	118,638	(17,937)	124,632

Total current assets	127,795	581,350	847,409	(221,915)	1,334,639
Property, plant and equipment, net	20,172	110,551	279,824	—	410,547
Other assets
Investments in/advances to subsidiaries	2,856,562	599,056	686,070	(4,141,688)	—
Goodwill	—	1,471,582	1,101,848	—	2,573,430
Intangibles, net	—	217,311	437,597	—	654,908
Other	75,538	4,821	23,477	(25,048)	78,788

Total other assets	2,932,100	2,292,770	2,248,992	(4,166,736)	3,307,126

Total assets	$3,080,067	$2,984,671	$3,376,225	$(4,388,651)	$5,052,312

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$21,451	$—	$21,451
Current maturities of long-term debt	2,905	—	29,220	(30,836)	1,289
Accounts payable	5,781	160,537	247,182	(98,097)	315,403
Employee compensation and benefits	32,294	22,791	53,751	—	108,836
Current pension and post-retirement benefits	8,733	—	—	—	8,733
Accrued product claims and warranties	12,248	22,574	12,437	—	47,259
Income taxes	9,106	5,720	6,672	—	21,498
Accrued rebates and sales incentives	—	32,219	10,348	—	42,567
Other current liabilities	14,874	37,558	110,149	(18,215)	144,366

Total current liabilities	85,941	281,399	491,210	(147,148)	711,402
Other liabilities
Long-term debt	1,265,400	2,417,890	1,033,600	(3,332,723)	1,384,167
Pension and other retirement compensation	136,901	38	80,082	—	217,021
Post-retirement medical and other benefits	17,679	35,323	—	(25,048)	27,954
Long-term income taxes payable	23,832	—	—	—	23,832
Deferred tax liabilities	10	213,201	128,192	(105,981)	235,422
Due to (from) affiliates	(743,661)	(261,361)	1,024,935	(19,913)	—
Other non-current liabilities	44,611	1,701	39,348	—	85,660

Total liabilities	830,713	2,688,191	2,797,367	(3,630,813)	2,685,458

Shareholders’ equity attributable to Pentair, Inc.	2,249,354	296,480	461,358	(757,838)	2,249,354
Noncontrolling interest	—	—	117,500	—	117,500

Total shareholders’ equity	2,249,354	296,480	578,858	(757,838)	2,366,854

Total liabilities and shareholders’ equity	$3,080,067	$2,984,671	$3,376,225	$ (4,388,651)	$5,052,312

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended July 2, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Net cash provided by (used for) operating activities	$(12,254)	$190,161	$(25,296)	$—	$152,611
Investing activities
Capital expenditures	(5,368)	(13,584)	(16,269)	—	(35,221)
Proceeds from sale of property and equipment	—	42	47	—	89
Acquisitions, net of cash acquired	—	—	(733,105)	—	(733,105)
Other	902	(783)	—	—	119

Net cash provided by (used for) investing activities	(4,466)	(14,325)	(749,327)	—	(768,118)
Financing activities
Net short-term borrowings	16,518	(29)	29	—	16,518
Proceeds from long-term debt	1,320,957	—	—	—	1,320,957
Repayment of long-term debt	(661,422)	—	—	—	(661,422)
Debt issuance costs	(8,721)	—	—	—	(8,721)
Net change in advances to subsidiaries	(670,522)	(174,560)	845,082	—	—
Excess tax benefits from stock-based compensation	1,465	—	—	—	1,465
Stock issued to employees, net of shares withheld	9,551	—	—	—	9,551
Repurchases of common stock	(287)	—	—	—	(287)
Dividends paid	(39,730)	—	(9)	—	(39,739)

Net cash provided by (used for) financing activities	(32,191)	(174,589)	845,102	—	638,322
Effect of exchange rate changes on cash and cash equivalents	50,546	—	(50,445)	—	101

Change in cash and cash equivalents	1,635	1,247	20,034	—	22,916
Cash and cash equivalents, beginning of period	3,201	3,404	39,451	—	46,056

Cash and cash equivalents, end of period	$4,836	$4,651	$59,485	$—	$68,972

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2011

In thousands	Parent company	Guarantor subsidiaries	Non- guarantor subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,097	$3,332	$43,648	$—	$50,077
Accounts and notes receivable, net	828	360,027	263,201	(54,852)	569,204
Inventories	—	227,472	222,391	—	449,863
Deferred tax assets	134,240	40,698	13,382	(127,421)	60,899
Prepaid expenses and other current assets	28,937	(6,886)	107,121	(21,380)	107,792

Total current assets	167,102	624,643	649,743	(203,653)	1,237,835
Property, plant and equipment, net	19,693	136,102	231,730	—	387,525
Other assets
Investments in/advances to subsidiaries	2,910,927	1,447,522	92,396	(4,450,845)	—
Goodwill	—	1,330,265	943,653	—	2,273,918
Intangibles, net	—	250,792	341,493	—	592,285
Other	63,508	27,337	23,045	(19,140)	94,750

Total other assets	2,974,435	3,055,916	1,400,587	(4,469,985)	2,960,953

Total assets	$3,161,230	$3,816,661	$2,282,060	$(4,673,638)	$4,586,313

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$—	$—	$3,694	$—	$3,694
Current maturities of long-term debt	2,585	—	1,168	(2,585)	1,168
Accounts payable	5,036	189,355	152,065	(51,598)	294,858
Employee compensation and benefits	24,466	30,015	54,880	—	109,361
Current pension and post-retirement benefits	9,052	—	—	—	9,052
Accrued product claims and warranties	165	22,037	20,428	—	42,630
Income taxes	40,999	(28,717)	2,265	—	14,547
Accrued rebates and sales incentives	—	25,612	11,397	—	37,009
Other current liabilities	25,050	53,960	71,890	(21,378)	129,522

Total current liabilities	107,353	292,262	317,787	(75,561)	641,841
Other liabilities
Long-term debt	1,312,053	2,417,922	542,411	(2,968,161)	1,304,225
Pension and other retirement compensation	182,556	(7,701)	73,760	—	248,615
Post-retirement medical and other benefits	17,024	33,890	—	(19,140)	31,774
Long-term income taxes payable	26,470	—	—	—	26,470
Deferred tax liabilities	—	229,962	86,416	(127,421)	188,957
Due to (from) affiliates	(479,943)	751,145	711,705	(982,907)	—
Other non-current liabilities	62,388	1,508	33,143	—	97,039

Total liabilities	1,227,901	3,718,988	1,765,222	(4,173,190)	2,538,921

Shareholders’ equity attributable to Pentair, Inc.	1,933,329	97,673	402,775	(500,448)	1,933,329
Noncontrolling interest	—	—	114,063	—	114,063

Total shareholders’ equity	1,933,329	97,673	516,838	(500,448)	2,047,392

Total liabilities and shareholders’ equity	$3,161,230	$3,816,661	$2,282,060	$ (4,673,638)	$4,586,313

Pentair, Inc. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

17.	Proposed Merger

On March 27, 2012, we entered into a definitive agreement to merge with the flow control business of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). We expect the Merger will bring together complementary leaders in water and fluid solutions, valves and controls, and equipment protection products to create a premier industrial growth company. The Tyco flow control business had net revenue and operating income for its fiscal year ended September 30, 2011 of $3.6 billion and $296 million, respectively. The transaction values the Tyco flow control business at approximately $4.4 billion based on the June 13, 2012, Pentair stock price, including assumed net debt of $275 million and noncontrolling interest. If the Merger is not completed, depending on the reasons for the termination of the merger agreement, Pentair would be required to pay Tyco a termination fee of $145 million.

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

On March 27, 2012, we entered into a definitive agreement to merge with the flow control business of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). We expect the Merger will bring together complementary leaders in water and fluid solutions, valves and controls, and equipment protection products to create a premier industrial growth company. The Tyco flow control business had net revenue and operating income for its fiscal year ended September 30, 2011 of $3.6 billion and $296 million, respectively. The transaction values the Tyco flow control business at approximately $4.4 billion based on the June 13, 2012 Pentair stock price, including assumed net debt of $275 million and noncontrolling interest.

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

On April 4, 2012, we acquired, as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Sibrape Indústria E Comércio de Artigos Para Lazer Ltda. and its subsidiary Hidrovachek Ltda. (collectively “Sibrape”) for $19.9 million, net of cash acquired. The Sibrape results have been included in our consolidated financial statements since the date of acquisition. Sibrape offers a complete line of pool products and is a market leader in pool liner sales throughout Brazil. Goodwill recorded as part of the purchase price allocation was $8.8 million, none of which is tax deductible. Identified intangible assets acquired as part of the acquisition were $4.8 million and were comprised entirely of customer lists, which have an estimated life of 11 years.

In May 2011, we acquired as part of Water & Fluid Solutions, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2011 and 2010 revenues generated in European Union and Asia-Pacific countries.

The fair value of CPT was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships, proprietary technology and trade names with a weighted average amortization period of approximately 10 years.

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

Key Trends and Uncertainties Regarding Our Existing Business

The following trends and uncertainties affected our financial performance in 2011 and the first six months of 2012 and will likely impact our results in the future:

•

Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operations for 2012 and beyond.

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

•

After four years of new home building and new pool start contraction in the United States, these end markets stabilized in 2010. Although stabilized, these end markets have not shown significant signs of improvement and continue at historically low levels. In the fourth quarter of 2011, as a result of these current economic conditions and end market softness, we recorded a goodwill impairment charge of $200.5 million. While new product introductions, expanded distribution and channel penetration have resulted in volume increases for the first half of 2012, continued stagnation in new housing construction and new pool starts could negatively impact our ability to grow sales in the future and could have a material adverse effect on our results of operations. Overall, we believe approximately 35% of Pentair sales are used in global residential applications for replacement, refurbishment, remodeling, repair and new construction.

•

Order rates and sales improved in our industrial business in 2010 and 2011 after slowing significantly in 2009. During the first half of 2012, order rates have remained stable while sales have declined. We believe that the outlook for industrial markets in the second half of 2012 is mixed. Any significant reduction in global capital spending could adversely impact our results in the future.

•

Through 2011 and the first six months of 2012, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

Primarily due to lower discount rates, our unfunded pension liabilities increased by $41 million to approximately $242 million as of the end of 2011. In 2012, our pension expense continues to increase over 2011 levels.

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

RESULTS OF OPERATIONS

Net Sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
In thousands	June 30, 2012	July 2, 2011	$ change	% change	June 30, 2012	July 2, 2011	$ change	% change

Net sales	$941,525	$910,175	$31,350	3.4%	$1,799,702	$1,700,448	$99,254	5.8%

The components of the change in net sales from the prior year period were as follows:

	Three months ended June 30, 2012 over the prior year period			Six months ended June 30, 2012 over the prior year period
Percentage change in net sales	Water & Fluid Solutions	Technical Products	Total	Water & Fluid Solutions	Technical Products	Total

Volume	1.1	(3.9)	(0.4)	0.5	(2.6)	(0.5)
Acquisition	6.4	—	4.4	9.4	—	6.3
Price	2.4	2.4	2.4	2.1	1.7	2.0
Currency	(3.0)	(2.9)	(3.0)	(2.0)	(2.0)	(2.0)

Total	6.9	(4.4)	3.4	10.0	(2.9)	5.8

Consolidated net sales

The 3.4 and 5.8 percentage point increases in consolidated net sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•

organic Water & Fluid Solutions sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and filtration products in other global markets; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects; and

•	decreases in Technical Products sales volume in Western Europe and in the communications vertical market.

Net sales by segment and the change from prior year period were as follows:

	Three months ended				Six months ended
In thousands	June 30, 2012	July 2, 2011	$ change	% change	June 30, 2012	July 2, 2011	$ change	% change

Water & Fluid Solutions	$675,522	$631,994	$43,528	6.9%	$1,262,500	$1,147,362	$115,138	10.0%
Technical Products	266,003	278,181	(12,178)	(4.4%)	537,202	553,086	(15,884)	(2.9%)

Net sales	$941,525	$910,175	$31,350	3.4%	$1,799,702	$1,700,448	$99,254	5.8%

Water & Fluid Solutions

The 6.9 and 10.0 percentage point increases in Water & Fluid Solutions net sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•	organic sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and filtration products in other global markets;

•	continued sales growth in fast growth regions led by strength in Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects.

Technical Products

The 4.4 and 2.9 percentage point decreases in Technical Products net sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily driven by:

•	decreases in sales volume in Western Europe and in the communications vertical market; and

•	unfavorable foreign currency effects

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross Profit

	Three months ended				Six months ended

In thousands	June 30, 2012	%of sales	July 2, 2011	%of sales	June 30, 2012	%of sales	July 2, 2011	%of sales

Gross Profit	$312,128	33.2%	$287,736	31.6%	$592,847	32.9%	$536,795	31.6%

Percentage point change		1.6 pts				1.3 pts

The 1.6 and 1.3 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily the result of:

—	cost savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices;

—	selective increases in selling prices in Water & Fluid Solutions and Technical Products to mitigate inflationary cost increases; and

—	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting.

These increases were partially offset by:

—	inflationary increases related to raw materials and labor costs.

Selling, general and administrative (SG&A)

	Three months ended				Six months ended

In thousands	June 30, 2012	%of sales	July 2, 2011	%of sales	June 30, 2012	%of sales	July 2, 2011	%of sales

SG&A	$173,445	18.4%	$158,432	17.4%	$348,455	19.4%	$303,192	17.8%

Percentage point change		1.0 pts				1.6 pts

The 1.0 and 1.6 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily due to:

—	costs associated with the proposed transaction with Tyco Flow Control;

—	higher costs associated with the integration and intangible amortization related to the May 2011 acquisition of CPT;

—	restructuring actions taken in 2012; and

—	certain increases in labor and related costs.

Research and development (R&D)

	Three months ended				Six months ended

In thousands	June 30, 2012	%of sales	July 2, 2011	%of sales	June 30, 2012	%of sales	July 2, 2011	%of sales

R&D	$20,891	2.3%	$19,882	2.2%	$41,648	2.2%	$38,004	2.3%

Percentage point change		0.1 pts				(0.1)pts

R&D expense as a percentage of sales increased 0.1 percentage points and decreased 0.1 percentage points in the second quarter and first half, respectively, of 2012 from 2011.

Increases were primarily due to:

—	higher costs associated with the May 2011 acquisition of CPT; and

—	continued investments in the development of new products to generate growth.

Decreases were primarily due to:

—	higher sales volume in Water & Fluid Solutions, which resulted in increased leverage on the fixed operating expenses.

Operating income

Water & Fluid Solutions

	Three months ended				Six months ended

In thousands	June 30, 2012	%of sales	July 2, 2011	%of sales	June 30, 2012	%of sales	July 2, 2011	%of sales

Operating Income	$91,989	13.6%	$84,521	13.4%	$155,666	12.3%	$141,049	12.3%

Percentage point change		0.2 pts				— pts

Operating income in the Water & Fluid Solutions as a percentage of net sales in the first half of 2012 was unchanged from 2011. The 0.2 percentage point increase in Water & Fluid Solutions segment operating income as a percentage of net sales in the second quarter of 2012 from 2011 was primarily the result of:

—	savings generated from our PIMS initiatives including lean and supply management practices; and

—	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

—	restructuring actions taken in 2012.

Technical Products

	Three months ended				Six months ended

In thousands	June 30, 2012	%of sales	July 2, 2011	%of sales	June 30, 2012	%of sales	July 2, 2011	%of sales

Operating Income	$50,624	19.0%	$48,261	17.3%	$101,083	18.8%	$96,348	17.4%

Percentage point change		1.7 pts				1.4 pts

The 1.7 and 1.4 percentage point increases in Technical Products operating income as a percentage of sales in the second quarter and first half, respectively, of 2012 from 2011 were primarily the result of:

—	savings generated from our PIMS initiatives including lean and supply management practices; and

—	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

—	restructuring actions taken in 2012.

Net interest expense

	Three months ended				Six months ended

In thousands	June 30, 2012	July 2, 2011	$change	%change	June 30, 2012	July 2, 2011	$change	%change

Net interest expense	$16,079	$14,613	$1,466	10.0%	$30,847	$23,938	$6,909	28.9%

The 10.0 and 28.9 percentage point increases in interest expense in the second quarter and first half, respectively, of 2012 from 2011 were primarily the result of:

•	higher debt levels in the second quarter of 2012 following the May 2011 acquisition of CPT.

These increases were partially offset by:

•	interest benefits related to tax adjustments in 2012.

Provision for income taxes

	Three months ended		Six months ended

In thousands	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Income before income taxes and noncontrolling interest	$102,349	$95,481	$173,582	$172,568
Provision for income taxes	28,864	27,344	37,943	52,397
Effective tax rate	28.2%	28.6%	21.9%	30.4%

The 0.4 and 8.5 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2012 from 2011 were primarily the result of:

•	the resolution of U.S. federal and state tax audits in the first half of 2012 that did not occur in 2011; and

•	the mix of global earnings, including the impact of the CPT acquisition.

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

Operating activities

Cash provided by operating activities was $166.8 million in the first six months of 2012 compared with $152.6 million in the prior year period. The increase in cash provided from operating activities was due primarily to an increase in net income before noncontrolling interest, partially offset by an increase in working capital and other long-term assets and a decrease in long-term liabilities.

Investing activities

Cash used for investing activities was $49.4 million for the first six months of 2012 compared to $768.1 million in the prior year period. The current period activity relates mainly to cash used in acquisitions and capital expenditures. The decrease from the comparable prior year period was primarily due to a decrease in cash used in acquisitions.

Cash used in acquisitions, net of cash acquired, for the first six months of 2012 was $19.9 million compared with $733.1 million in the prior year period. In April 2012, we acquired, as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Sibrape for $19.9 million, net of cash acquired. In May 2011, we acquired as part of Water & Fluid Solutions, the CPT division of privately held Norit Holdings B.V. for $715.3 million. In January 2011, we acquired as part of Water & Fluid Solutions, all of the outstanding shares of capital stock of Hidro Filtros for cash of $14.9 million and a note payable of $2.1 million.

Capital expenditures in the first six months of 2012 were $31.3 million compared with $35.2 million in the prior year period. We currently anticipate capital expenditures for fiscal 2012 will be approximately $75 million to $85 million, primarily for capacity expansions in our key growth markets, new product development, and replacement equipment.

Financing activities

Net cash used for financing activities was $98.1 million in the first six months of 2012 compared with cash provided by financing activities of $638.3 million in the prior year period. The decrease primarily relates to borrowing utilized to fund the CPT acquisition in May 2011. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for stock issued to employees and tax benefits related to stock-based compensation.

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

We are authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. We use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for our commercial paper compared to the cost of borrowing under our Credit Facility. As of June 30, 2012, we had $7.0 million of commercial paper outstanding.

In May 2012, we repaid $105 million of matured private placement debt with borrowings under the Credit Facility.

All of the commercial paper and private placement – floating rate debt was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Total availability under our Credit Facility was $487.4 million as of June 30, 2012, which was not limited by the leverage ratio financial covenant in the credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which is a leverage ratio in the Credit Facility (total consolidated indebtedness, as defined, over consolidated net income before interest, taxes, depreciation, amortization and non-cash compensation expense, as defined) that may not exceed 3.5 to 1.0 as of the last date of each of our fiscal quarters. As of June 30, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $73.1 million, of which $7.6 million was outstanding at June 30, 2012. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the CPT acquisition we assumed certain capital leases with an outstanding balance of $14.7 million at June 30, 2012.

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

Dividends paid in the first six months of 2012 were $44.1 million, or $0.44 per common share, compared with $39.7 million, or $0.40 per common share, in the prior year period. We have increased dividends every year for the last 36 years and expect to continue paying dividends on a quarterly basis.

The total gross liability for uncertain tax positions was $13.3 million, $26.5 million and $24.8 million at June 30, 2012, December 31, 2011 and, July 2, 2011, respectively. We are not able to reasonably estimate the amount by which the estimate will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next twelve months.

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

	Six months ended
In thousands	June 30, 2012	July 2, 2011

Net cash provided by (used for) operating activities	$166,761	$152,611
Capital expenditures	(31,312)	(35,221)
Proceeds from sale of property and equipment	4,868	89

Free cash flow	$140,317	$117,479

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

There have been no material changes in our market risk during the quarter ended June 30, 2012. For additional information, refer to Item 7A of our 2011 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no further material developments from the disclosures contained in our 2011 Annual Report on Form 10-K.

ITEM 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2011 Annual Report on Form 10-K, except for the addition of the risk factors set forth below.

On March 27, 2012, Pentair, Inc. (“Pentair”) entered into a definitive agreement to merge with the flow control business (the “Tyco Flow Control Business”) of Tyco International Ltd. (“Tyco”) in a tax-free, all-stock merger (the “Merger”). The Merger is expected to occur immediately after Tyco distributes all of the shares of Tyco Flow Control International Ltd. (“Tyco Flow Control”), the entity that will hold the Tyco Flow Control Business prior to the distribution, to its shareholders in a tax-free pro rata dividend (the “Distribution,”) as part of a series of transactions necessary to consummate the separation of Tyco Flow Control from Tyco (the “Spin-off” and together with the Merger, the “Transactions”). In connection with the Merger, Tyco Flow Control will be renamed Pentair Ltd. (“New Pentair”) and a wholly-owned subsidiary of New Pentair will merge with and into Pentair, with Pentair surviving as a wholly-owned subsidiary of New Pentair. Upon completion of the Spin-off and the Merger, Pentair shareholders will own approximately 47.5% of New Pentair and Tyco shareholders will own approximately 52.5% of New Pentair. Completion of the Spin-off and the Merger is subject to the approval of the Distribution by Tyco shareholders, the approval of the Merger by Pentair shareholders, regulatory approvals and customary closing conditions. The following risk factors relate to risks posed to Pentair shareholders from the proposed Transactions. Additional risks exist that are related to the ownership of the combined flow control and Pentair businesses following the Transactions. These risks are detailed in the documents filed by Pentair, Tyco and Tyco Flow Control with the Securities and Exchange Commission related to the Transactions.

The calculation of the consideration payable pursuant to the Merger will not be adjusted based on the performance of Pentair or the Tyco Flow Control Business. Accordingly, the relative market value of the New Pentair common shares that Pentair shareholders receive in the Merger may not reflect the performance of Pentair and the Tyco Flow Control Business.

In the Merger, holders of Pentair common shares will receive one common share of New Pentair for every Pentair common share they hold at the time of the Merger with the result that former Pentair shareholders will own approximately 47.5% of New Pentair common shares and Tyco shareholders will own approximately 52.5% of New Pentair common shares, on a fully-diluted basis after giving effect to the Merger. Tyco shareholders who receive New Pentair common shares in the Distribution will not receive any new shares in the Merger and will continue to hold their existing shares of Tyco and New Pentair. The one-to-one exchange ratio and overall allocation of New Pentair common shares will not be adjusted for changes in the economic performance of the Tyco Flow Control Business and Pentair or the market price of Pentair common shares. If the economic performance of the Tyco Flow Control Business relative to Pentair declines (or the economic performance of Pentair relative to the Tyco Flow Control Business improves) prior to completion of the Merger, Pentair shareholders will not receive any additional compensation or adjustment to account for the effective diminishment in the value of their New Pentair common shares received in the Merger.

New Pentair may not realize the anticipated growth opportunities and cost synergies from the Merger.

The success of the Transactions will depend, in part, on the ability of New Pentair to realize the anticipated growth opportunities and cost synergies as a result of the Merger. New Pentair’s success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of Pentair and the Tyco Flow Control Business. Even if New Pentair is able to integrate Pentair and the Tyco Flow Control Business successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that Pentair and New Pentair currently expect from this integration or that these benefits will be achieved within the anticipated time frame or at all. For example, New Pentair may not be able to eliminate duplicative costs. Moreover, New Pentair may incur substantial expenses in connection with the integration of Pentair and the Tyco Flow Control Business. While it is anticipated that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Merger may be offset by costs incurred or delays in integrating the businesses.

The integration of Pentair and the Tyco Flow Control Business following the Merger may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of establishing New Pentair as an independent public company and integrating Pentair and the Tyco Flow Control Business. These difficulties include:

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

There is currently no public market for New Pentair common shares and New Pentair cannot be certain that an active trading market will develop or be sustained after the Spin-off and the Merger, and following the Spin-off and the Merger New Pentair’s share price may fluctuate significantly.

Although Pentair’s common shares trade on the New York Stock Exchange (the “NYSE”), there is currently no public market for New Pentair common shares. New Pentair intends to list its common shares on the NYSE under the symbol “PNR,” which is currently the trading symbol for Pentair. It is anticipated that on or shortly before the record date for the Distribution, trading of the New Pentair common shares will begin on a “when-issued” basis and such trading will continue up to and including the distribution date. However, there can be no assurance that an active trading market for New Pentair common shares will develop as a result of the Spin-off and the Merger or be sustained in the future. The lack of an active market may make it more difficult for New Pentair shareholders to sell their common shares and could lead to the price of New Pentair common shares being depressed or more volatile.

Pentair, Tyco and New Pentair cannot predict the prices at which New Pentair common shares may trade after the Spin-off and the Merger. The market price of New Pentair common shares may fluctuate widely, depending on many factors, some of which may be beyond New Pentair’s control, including:

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of New Pentair common shares. Until an orderly market develops, the trading prices for New Pentair common shares may fluctuate significantly. New Pentair common shares will be freely transferable, except for those shares received or held by affiliates of New Pentair as the term “affiliates” is defined under the Securities Act of 1933.

Substantial sales of New Pentair common shares may occur in connection with the Spin-off and the Merger, which could cause New Pentair stock price to decline.

The New Pentair common shares that Tyco distributes to its shareholders in the Distribution and that are issued to Pentair shareholders in the Merger generally may be sold immediately in the public market. Although Pentair and Tyco have no actual knowledge of any plan or intention on the part of any significant shareholder to sell New Pentair common shares following the Spin-off and the Merger, it is likely that some Tyco shareholders and some Pentair shareholders, including some large shareholders, will sell New Pentair common shares received in the Distribution and the Merger, respectively, for various reasons such as if New Pentair’s business profile or market capitalization as a combined company following the Transactions does not fit their investment objectives. In particular, Tyco is a member of the S&P 500 Index, while New Pentair may not be in the future. Accordingly, certain Tyco and Pentair shareholders may elect or be required to sell New Pentair shares following the Spin-off and the Merger due to investment guidelines or other reasons. The sales of significant amounts of New Pentair common shares or the perception in the market that this will occur may result in the lowering of the market price of New Pentair common shares.

Regulatory agencies may delay or impose conditions on approval of the Spin-off and the Merger, which may diminish the anticipated benefits of the Transactions.

Completion of the Spin-off and the Merger is conditioned upon the receipt of required government consents and approvals, including required approvals from foreign regulatory agencies. While Pentair and Tyco intend to pursue vigorously all required governmental approvals and do not know of any reason why they would not be able to obtain the necessary approvals in a timely manner, the requirement to receive these approvals before the Spin-off and the Merger could delay the completion of the Distribution and the Merger, possibly for a significant period of time after Tyco shareholders have approved the Distribution and after Pentair shareholders have approved the Merger. In addition, these governmental agencies may attempt to condition their approval of the Merger on the imposition of conditions that could have a material adverse effect on New Pentair’s operating results or the value of New Pentair common shares after the Spin-off and Merger are completed. Any delay in the completion of the Spin-off and the Merger could diminish anticipated benefits of the Transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the Transactions. Any uncertainty over the ability of Tyco and Pentair to complete the Spin-off and the Merger could make it more difficult for Tyco and Pentair to retain key employees or to pursue business strategies. In addition, until the Distribution and the Merger are completed, the attention of Pentair and Tyco management may be diverted from ongoing business concerns and regular business responsibilities to the extent management is focused on matters relating to the Transactions, such as obtaining regulatory approvals.

The pendency of the Merger could potentially adversely affect the business and operations of Pentair and the Tyco Flow Control Business.

In connection with the pending Merger, some customers of each of Pentair and the Tyco Flow Control Business may delay or defer decisions or may end their relationships with Pentair and the Tyco Flow Control Business, which could negatively affect the revenues, earnings and cash flows of Pentair and the Tyco Flow Control Business, regardless of whether the Merger is completed. Similarly, it is possible that current and prospective employees of Pentair and the Tyco Flow Control Business could experience uncertainty about their future roles with the combined company following the Merger, which could materially adversely affect the ability of each of Pentair and the Tyco Flow Control Business to attract and retain key personnel during the pendency of the Merger.

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

Pentair shareholders immediately prior to the Merger will, in the aggregate, own a significantly smaller percentage of New Pentair after the Merger’s completion. Following completion of the Merger, Pentair shareholders immediately prior to the Merger collectively will own approximately 47.5% of New Pentair on a fully-diluted basis. Consequently, Pentair shareholders immediately after the Merger, collectively, will be able to exercise less influence over the management and policies of New Pentair than they could exercise over the management and policies of Pentair immediately prior to the Merger. The directors of Pentair prior to the Merger will comprise ten of the up to twelve members of the board of directors of New Pentair following the Merger.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common stock during the second quarter of 2012:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 — April 28, 2012	2,191	$44.10	—	$25,000,000
April 29 — May 26, 2012	5,586	$41.73	—	$25,000,000
May 27 — June 30, 2012	439	$40.05	—	$25,000,000

Total	8,216		—

(a)	The purchases in this column represent shares deemed surrendered to us by participants in our Omnibus Stock Incentive Plan and the Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plan to repurchase shares of our common stock up to a maximum dollar limit of $25 million.

(d)	In December 2011, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. This authorization expires in December 2012.

ITEM 5.	OTHER INFORMATION

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

Pentair, Inc and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
In thousands	2011	2010	2009

Net income before noncontrolling interest	$38,521	$202,321	$116,200

Other comprehensive income (loss), net of tax
Cumulative translation adjustment	(93,706)	(32,706)	35,528
Change in market value of derivative financial instruments, net of taxes of $2,884, $229 and ($2,323), respectively	4,375	310	3,585
Adjustment in retirement liability, net of taxes of ($26,650), ($8,159) and $164, respectively	(41,683)	(12,762)	256

Other comprehensive income (loss), net of tax	(131,014)	(45,158)	39,369

Comprehensive income (loss)	(92,493)	157,163	155,569
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,184	2,274	(7,136)

Comprehensive income (loss) attributable to Pentair, Inc.	$(94,677)	$154,889	$162,705

The following will be added to the Condensed Consolidated Statements of Comprehensive Income (Loss) included in the Financial Statements of Subsidiary Guarantors Note to our annual financial statements:

Pentair, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

Year Ended

(in thousands)

	Parent	Guarantor	Non-guarantor
December 31, 2011	company	subsidiaries	subsidiaries	Eliminations	Consolidated

Comprehensive income (loss)	$(94,677)	$57,225	$(141,403)	$86,362	$(92,493)
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,184	—	2,184

Comprehensive income (loss) attributable to Pentair, Inc.	$(94,677)	$57,225	$(143,587)	$86,362	$(94,677)

December 31, 2010

Comprehensive income (loss)	$154,889	$66,662	$60,202	$(124,590)	$157,163
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,274	—	2,274

Comprehensive income (loss) attributable to Pentair, Inc.	$154,889	$66,662	$57,928	$(124,590)	$154,889

December 31, 2009

Comprehensive income (loss)	$162,705	$12,384	$68,317	$(87,837)	$155,569
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(7,136)	—	(7,136)

Comprehensive income (loss) attributable to Pentair, Inc.	$162,705	$12,384	$75,453	$(87,837)	$162,705

ITEM 6. Exhibits

(a) Exhibits

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

2.2	Separation and Distribution Agreement, dated as of March 27, 2012, by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (Incorporated by reference to Exhibit 2.2 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and July 2, 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and July 2, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and July 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2012.

PENTAIR, INC.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended June 30, 2012

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Tyco Flow Control International Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

2.2	Separation and Distribution Agreement, dated as of March 27, 2012, by and among Tyco International Ltd., Tyco Flow Control International Ltd. and The ADT Corporation. (Incorporated by reference to Exhibit 2.2 contained in Pentair’s Current Report on Form 8-K dated March 30, 2012).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2012 and July 2, 2011, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2012, December 31, 2011 and July 2, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and July 2, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and July 2, 2011, and (v) Notes to Condensed Consolidated Financial Statements.