Form 10-Q
period 2012-09-29
PENTAIR LTD
filed 2012-11-01
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11625

Pentair Ltd.

(Exact name of Registrant as specified in its charter)

Switzerland	98-1050812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

Freier Platz 10, CH-8200, Schaffhausen, Switzerland
(Address of principal executive offices)

Registrant’s telephone number, including area code: 41-52-630-48-00

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

On September 29, 2012, 210,292,400 shares of Registrant’s common stock were outstanding.

Pentair Ltd. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended

In thousands, except per-share data	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales	$865,512	$890,546	$2,665,214	$2,590,994
Cost of goods sold	587,435	618,484	1,794,290	1,782,137

Gross profit	278,077	272,062	870,924	808,857
Selling, general and administrative	204,665	159,068	553,120	462,260
Research and development	19,735	20,091	61,383	58,095

Operating income	53,677	92,903	256,421	288,502
Other (income) expense:
Equity income of unconsolidated subsidiaries	(616)	(574)	(2,301)	(1,481)
Net interest expense	18,620	17,373	49,467	41,311

Income before income taxes and noncontrolling interest	35,673	76,104	209,255	248,672
Provision for income taxes	4,023	24,050	41,966	76,447

Net income before noncontrolling interest	31,650	52,054	167,289	172,225
Noncontrolling interest	1,232	962	4,227	3,880

Net income attributable to Pentair Ltd.	$30,418	$51,092	$163,062	$168,345

Comprehensive income (loss)	$64,484	$(40,931)	$158,292	$146,188
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,103	(2,081)	4,123	3,540

Comprehensive income (loss) attributable to Pentair Ltd.	$62,381	$(38,850)	$154,169	$142,648

Earnings per common share attributable to Pentair Ltd.
Basic	$0.30	$0.52	$1.64	$1.71
Diluted	$0.30	$0.51	$1.60	$1.69

Weighted average common shares outstanding
Basic	100,445	98,472	99,484	98,228
Diluted	102,910	99,802	101,708	99,759

Cash dividends paid per common share	$0.22	$0.20	$0.66	$0.60

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	September 29,	December 31,	October 1,
In thousands, except share and per-share data	2012	2011	2011

Assets
Current assets
Cash and cash equivalents	$642,570	$50,077	$52,665
Accounts and notes receivable, net of allowances of $33,097, $39,111 and $42,436, respectively	1,319,561	569,204	556,688
Inventories	1,379,971	449,863	459,916
Deferred taxes	131,531	60,899	61,411
Prepaid expenses and other current assets	266,813	107,792	147,568

Total current assets	3,740,446	1,237,835	1,278,248

Property, plant and equipment, net	1,156,327	387,525	394,922

Other assets
Goodwill	4,766,519	2,273,918	2,516,692
Intangibles, net	1,954,512	592,285	619,262
Other	354,531	94,750	73,319

Total other assets	7,075,562	2,960,953	3,209,273

Total assets	$11,972,335	$4,586,313	$4,882,443

Liabilities and Shareholders’ Equity
Current liabilities
Short-term borrowings	$17	$3,694	$29,705
Current maturities of long-term debt	501,375	1,168	1,194
Accounts payable	602,707	294,858	281,448
Dividends payable	142,999	—	—
Employee compensation and benefits	304,029	109,361	117,538
Current pension and post-retirement benefits	14,790	9,052	8,733
Accrued product claims and warranties	64,498	42,630	43,920
Income taxes	—	14,547	26,283
Accrued rebates and sales incentives	153,645	37,009	45,231
Other current liabilities	347,889	129,522	163,550

Total current liabilities	2,131,949	641,841	717,602

Other liabilities
Long-term debt	1,495,369	1,304,225	1,317,454
Pension and other retirement compensation	382,181	248,615	190,221
Post-retirement medical and other benefits	28,963	31,774	26,933
Long-term income taxes	49,041	26,470	23,891
Deferred taxes	539,451	188,957	228,737
Other non-current liabilities	279,140	97,039	79,489

Total liabilities	4,906,094	2,538,921	2,584,327

Commitments and contingencies

Redeemable noncontrolling interest	100,000	—	—

Shareholders’ equity
Common shares CHF 0.50 par value, 213,000,000, authorized and issued at September 29, 2012; 250,000,0000 shares authorized at December 31, 2011 and October 1, 2011; and 98,622,564 and 98,566,023 shares issued and outstanding at December 31, 2011 and October 1, 2011, respectively	113,454	47,526	47,496
Common shares held in treasury 2,707,600 shares at September 29, 2012	(119,405)	—	—
Capital contribution reserve	5,337,941	457,754	449,959
Retained earnings	1,676,199	1,579,290	1,733,281
Accumulated other comprehensive loss	(160,134)	(151,241)	(48,039)
Noncontrolling interest	118,186	114,063	115,419

Total shareholders’ equity	6,966,241	2,047,392	2,298,116

Total liabilities and shareholders’ equity	$11,972,335	$4,586,313	$4,882,443

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 29,	October 1,
In thousands	2012	2011

Operating activities
Net income before noncontrolling interest	$167,289	$172,225
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(2,301)	(1,481)
Depreciation	48,590	49,079
Amortization	29,394	29,807
Deferred income taxes	4,039	4,445
Stock compensation	28,527	14,695
Excess tax benefits from stock-based compensation	(2,145)	(3,137)
Loss (gain) on sale of assets	(3,271)	702
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	27,301	22,657
Inventories	(600)	15,633
Prepaid expenses and other current assets	(4,478)	(26,380)
Accounts payable	(30,673)	(45,759)
Employee compensation and benefits	(14,944)	(12,334)
Accrued product claims and warranties	2,220	115
Income taxes	(12,686)	18,045
Other current liabilities	47,414	46,924
Pension and post-retirement benefits	(20,062)	(23,636)
Other assets and liabilities	(16,263)	(21,041)

Net cash provided by (used for) operating activities	247,351	240,559

Investing activities
Capital expenditures	(49,942)	(53,063)
Proceeds from sale of property and equipment	5,130	139
Acquisitions, net of cash acquired	671,797	(733,105)
Other	(3,074)	(441)

Net cash provided by (used for) investing activities	623,911	(786,470)
Financing activities
Net short-term borrowings	(3,683)	24,772
Proceeds from long-term debt	500,860	1,370,423
Repayment of long-term debt	(723,443)	(771,793)
Debt issuance costs	(3,122)	(8,973)
Excess tax benefits from stock-based compensation	2,145	3,137
Stock issued to employees, net of shares withheld	21,972	11,788
Repurchases of common stock	—	(12,785)
Dividends paid	(66,153)	(59,669)

Net cash provided by (used for) financing activities	(271,424)	556,900
Effect of exchange rate changes on cash and cash equivalents	(7,345)	(4,380)

Change in cash and cash equivalents	592,493	6,609
Cash and cash equivalents, beginning of period	50,077	46,056

Cash and cash equivalents, end of period	$642,570	$52,665

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

In thousands, except share and per-share data	Common shares		Treasury shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Noncontrolling
	Number	Amount	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total

Balance - December 31, 2011	98,622,564	$47,526	—	$—	$457,754	$1,579,290	$(151,241)	$1,933,329	$114,063	$2,047,392
Net income	—	—	—	—	—	163,062	—	163,062	4,227	167,289
Change in cumulative translation adjustment	—	—	—	—	—	—	(3,661)	(3,661)	(104)	(3,765)
Changes in market value of derivative financial instruments, net of $2,582 tax	—	—	—	—	—	—	(5,232)	(5,232)	—	(5,232)
Cash dividends - $0.66 per common share	—	—	—	—	—	(66,153)	—	(66,153)	—	(66,153)
Issuance of shares related to the Merger	113,611,537	65,521	(2,712,603)	(119,626)	4,958,359	—	—	4,904,254	—	4,904,254
Exercise of stock options, net of 39,751 shares tendered for payment	669,361	356	3,600	159	20,187	—	—	20,702	—	20,702
Issuance of restricted shares, net of cancellations	168,936	90	2,083	92	18,803	—	—	18,985	—	18,985
Amortization of restricted shares	—	—	—	—	18,633	—	—	18,633	—	18,633
Shares surrendered by employees to pay taxes	(72,398)	(39)	(680)	(30)	(2,690)	—	—	(2,759)	—	(2,759)
Stock compensation	—	—	—	—	9,894	—	—	9,894	—	9,894
Dividends declared - payable in November 2012, February 2013 and May 2013, for $0.22, $0.23 and $0.23 per common share, respectively	—	—	—	—	(142,999)	—	—	(142,999)	—	(142,999)

Balance - September 29, 2012	213,000,000	$113,454	(2,707,600)	$(119,405)	$5,337,941	$1,676,199	$(160,134)	$6,848,055	$118,186	$6,966,241

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

In thousands, except share and per-share data	Common shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Noncontrolling
	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total

Balance - December 31, 2010	98,409,192	$47,412	$443,478	$1,624,605	$(22,342)	$2,093,153	$111,879	$2,205,032
Net income	—	—	—	168,345	—	168,345	3,880	172,225
Change in cumulative translation adjustment	—	—	—	—	(29,263)	(29,263)	(340)	(29,603)
Changes in market value of derivative financial instruments, net of $2,303 tax	—	—	—	—	3,566	3,566	—	3,566
Cash dividends - $0.60 per common share	—	—	—	(59,669)	—	(59,669)	—	(59,669)
Share repurchase	(397,126)	(211)	(12,574)	—	—	(12,785)	—	(12,785)
Exercise of stock options, net of 181,648 shares tendered for payment	601,207	320	12,871	—	—	13,191	—	13,191
Issuance of restricted shares, net of cancellations	27,532	15	1,407	—	—	1,422	—	1,422
Amortization of restricted shares	—	—	743	—	—	743	—	743
Shares surrendered by employees to pay taxes	(74,782)	(40)	(2,725)	—	—	(2,765)	—	(2,765)
Stock compensation	—	—	6,759	—	—	6,759	—	6,759

Balance - October 1, 2011	98,566,023	$47,496	$449,959	$1,733,281	$(48,039)	$2,182,697	$115,419	$2,298,116

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

1.	Background and Nature of Operations

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger (as defined below), “Flow Control”), is a company organized under the laws of Switzerland. In these notes, the terms “us, “we” or “our” refer to Pentair Ltd. and its consolidated subsidiaries. Our business took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc.

Prior to the spin-off, Tyco engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger (as defined below), Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of 110,898,934 of our common shares to Tyco’s shareholders. Immediately following the Distribution, an indirect, wholly-owned subsidiary of ours merged with and into Pentair, Inc., with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). At the effective time of the Merger, each Pentair, Inc. common share was converted into the right to receive one of our common shares, resulting in 99,388,463 of our common shares being issued to Pentair, Inc. shareholders. The Merger is intended to be tax-free for U.S. federal income tax purposes. After the Merger, our common shares are traded on the New York Stock Exchange under the symbol PNR. Tyco equity-based awards held by Flow Control employees and certain Tyco employees and directors outstanding prior to the completion of the Distribution were converted in connection with the Distribution into equity-based awards with respect to our common shares and were assumed by us. Pentair, Inc. equity-based awards outstanding prior to the completion of the Merger were converted upon completion of the Merger into equity-based awards with respect to our common shares and were assumed by us.

The Merger is accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer, reflecting the control maintained by the executive management and board of directors of Pentair, Inc. after the Merger. As such, on the acquisition date of September 28, 2012, the assets and liabilities of Flow Control have been assessed at fair value and the assets and liabilities of Pentair, Inc. are carried over at the historical cost. For periods prior to September 28, 2012, the consolidated statements of income and consolidated statements of cash flows include the historical results of Pentair, Inc. For all reporting periods following the consummation of the Merger, the consolidated financial statements will include the results of Flow Control. The revenues and expenses of Flow Control for the period from the date of the Merger to September 29, 2012 were not material.

Our common share balances prior to the Merger have been adjusted to reflect the one-for-one conversion of the Pentair, Inc. shares to Pentair Ltd. shares, with the difference in par value being adjusted in Capital contribution reserve. Total stockholders’ equity in periods prior to the Merger was unchanged.

Based on the price of Pentair, Inc. common stock and our common shares issued on the date of the Merger, the purchase price was composed of the following:

(in thousands)

Value of common shares issued to Tyco shareholders (1)	$4,811,363
Cash paid to Tyco shareholders in lieu of fractional common shares (2)	542
Value of replacement equity-based awards to holders of Tyco equity-based awards (3)	92,349

Purchase Price	$4,904,254

(1)	Equals 110,886,444 Pentair Ltd. shares distributed to Tyco shareholders multiplied by the Merger date share price of $43.39.

(2)	Equals cash paid to Tyco shareholders in lieu of 12,490 Pentair Ltd. fractional shares multiplied by the Merger date share price of $43.39.

(3)	In accordance with applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the Merger, while the fair value of replacement equity-based awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of our equivalent stock options was estimated using the Black-Scholes valuation model utilizing various assumptions.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. We have retained third-party valuation advisors to conduct analyses of the assets acquired and liabilities assumed in order to assist in the determination of the purchase price allocation. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the fair value of tangible and intangible assets acquired and liabilities assumed. We expect the purchase price allocation to be completed in the second quarter of 2013. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Merger:

(in thousands)

Cash	$691,702
Accounts receivable	774,277
Inventories	926,699
Other current assets	120,448
Property, plant and equipment	766,948
Identifiable intangible assets	1,385,000
Other non-current assets	247,210
Goodwill	2,487,552
Current liabilities	(823,833)
Long-term debt	(914,530)
Deferred income taxes, including current	(272,265)
Other liabilities and redeemable noncontrolling interest	(484,954)

Purchase price	$4,904,254

The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $2.5 billion. Goodwill recognized from the Merger has not yet been allocated to reporting segments. Goodwill reflects the value of future income resulting from synergies of our combined operations. None of the goodwill recognized is expected to be deductible for income tax purposes.

Flow Control is a global leader in the industrial flow control market, specializing in the design, manufacture and servicing of highly engineered valves, actuation & controls, electric heat management solutions and water transmission and distribution products. Flow Control’s broad portfolio of products and services serves flow control needs primarily across the general process, oil & gas, water, power generation and mining industries. Sales are conducted through multiple channels based on local market conditions and demand. A global customer base is served through major manufacturing and after-market service centers around the world. Flow Control, through its valves & controls business, is one of the world’s largest manufacturers of valves, actuators and controls, with leading products, services and solutions to address many of the most challenging flow applications in the general process, oil & gas, power generation and mining industries. Through its thermal management business, Flow Control is a leading provider of complete electric heat management solutions, primarily for the oil & gas, general process and power generation industries. Additionally, Flow Control’s water & environmental systems business is a leading provider of large-scale water transmission and distribution products and water/wastewater systems in the Pacific and Southeast Asia regions.

We believe the Merger combines two complementary leaders in water and fluid solutions, valves and controls and technical solutions, providing us with the ability to achieve operational and tax synergies and increase global revenue. Following the Merger, we are a diversified industrial manufacturing company comprising three reporting segments: Water & Fluid Solutions, Valves & Controls and Technical Solutions. Water & Fluid Solutions designs, manufactures, installs and services products and systems used in the movement, storage and treatment of water. Valves & Controls designs, manufactures and markets valves, actuators and controls throughout the energy and process industries. Technical Solutions designs, manufactures and markets heat management solutions and enclosures that house and protect sensitive electronics and electrical components.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

2.	Basis of Presentation and Responsibility for Interim Financial Statements

We prepared the unaudited condensed consolidated financial statements following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States can be condensed or omitted.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read the consolidated financial statements and notes thereto of Pentair, Inc. included in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2011.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

In connection with preparing the unaudited condensed consolidated financial statements for the nine months ended September 29, 2012, we have evaluated subsequent events for potential recognition and disclosure through the date of this filing.

3.	New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, and the measurement of financial instruments held in a portfolio and instruments classified within shareholders’ equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances, and identification of the level in the fair value hierarchy used for assets and liabilities which are not recorded at fair value, but where fair value is disclosed. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

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

In July 2012, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

4.	Other Acquisitions

In May 2011, Pentair, Inc. acquired, as part of the Water & Fluid Solutions reporting segment, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of 2012 and 2011 revenues generated in European Union and Asia-Pacific countries.

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

The following pro forma condensed consolidated financial results of operations are presented as if the Merger described in Note 1 and the CPT acquisition described above had been completed at the beginning of the comparable annual reporting period from the date of the transaction. Specifically, the pro forma results give effect as though the Merger was consummated on January 1, 2011 and as though the CPT acquisition was consummated on January 1, 2010.

	Three months ended		Nine months ended

In thousands, except per-share data	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Pro forma net sales	$1,887,325	$1,973,995	$5,668,620	$5,534,956
Pro forma net income attributable to Pentair Ltd.	80,650	69,172	230,970	168,458
Diluted earnings per common share attributable to Pentair Ltd.	$0.38	$0.33	$1.09	$0.80

The 2011 unaudited pro forma net income for the three and nine months ended October 1, 2011 includes the impact of approximately $25.3 million and $75.8 million, respectively, in non-recurring items related to acquisition date fair value adjustments to inventory and $0 and $21.8 million, respectively, of change of control costs associated with the Merger. The 2011 unaudited pro forma net income for the three and nine months ended October 1, 2011 excludes the impact of approximately $5.8 million and $11.1 million, respectively, in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog and $0 and $7.8 million, respectively, of transaction costs associated with the CPT acquisition.

The 2012 unaudited pro forma net income for the three and nine months ended September 29, 2012 excludes the impact of $31.5 million and $49.4 million, respectively, of non-recurring items related to transaction related costs and $21.2 million and $21.8 million, respectively, of non-recurring items related to change of control costs.

The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred at the beginning of each period presented or of future results of the consolidated entities.

Additionally, during the nine months ended September 29, 2012, Pentair, Inc. completed other small acquisitions with purchase prices totaling $19.9 million in cash, net of cash acquired, adding to the Water & Fluid Solutions reporting segment. Total goodwill recorded as part of the purchase price allocation was $8.8 million, none of which is tax deductible. During 2011, Pentair, Inc. completed other small acquisitions with purchase prices totaling $21.6 million, consisting of $17.8 million in cash and $3.8 million as notes payable, adding to the Water & Fluid Solutions reporting segment. Total goodwill recorded as part of the purchase price allocation was $14.4 million, none of which is tax deductible. The pro forma impact of these acquisitions was not material.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Subsequent acquisitions

On October 4, 2012, we acquired, as part of the Valves & Controls reporting segment, the remaining 25% equity interest in Tyco Flow Control Luxembourg S.a.R.L. (“KEF”), a privately held company, for $100 million in cash. Prior to the acquisition, we held a 75% equity interest in KEF, a vertically integrated valve manufacturer in the Middle East. See Note 18 for additional information regarding our interest in KEF.

We made additional acquisitions subsequent to September 29, 2012, adding to the Water & Fluid Solutions reporting segment, for a total purchase price of $27.8 million in cash, net of cash acquired.

5.	Stock-based Compensation

Stock-based compensation expense

Total stock-based compensation expense was $18.4 million and $4.2 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $28.5 million and $14.7 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

The expense for the three and nine months ended September 29, 2012 included $13.5 million of expense due to the Merger triggering change of control provisions of Pentair, Inc. stock-based compensation plans resulting in immediate vesting of certain outstanding awards.

During the first nine months of 2012, restricted shares and restricted stock units of Pentair, Inc. common stock were granted under the Pentair, Inc. 2008 Omnibus Stock Incentive Plan (the “2008 Plan”) to eligible employees with a vesting period of three to four years after issuance. Restricted share awards and restricted stock units are valued at market value on the date of grant and are typically expensed over the vesting period. Total compensation expense for restricted share awards and restricted stock units was $12.8 million and $2.2 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and was $18.6 million and $8.0 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

During the first nine months of 2012, option awards were granted under the 2008 Plan with an exercise price equal to the market price of Pentair, Inc. common stock on the date of grant. Option awards are typically expensed over the vesting period. Total compensation expense for stock option awards was $5.6 million and $2.0 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $9.9 million and $6.7 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

2012 Stock and Incentive Plan

Prior to the Merger, our board of directors approved, and Tyco as our sole shareholder approved, the Pentair Ltd. 2012 Stock and Incentive Plan (the “2012 Plan”). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9,000,000 of our common shares. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of nonqualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.

The 2012 Plan is administered by our compensation committee (the “Committee”), which is made up of independent members of our board of directors. Employees eligible to receive awards under the 2012 Plan are managerial, administrative or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of our company. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants and take certain other actions as permitted under the 2012 Plan. The 2012 Plan prohibits the Committee from re-pricing awards or cancelling and reissuing awards at lower prices.

In connection with the Distribution, we issued a total of $108.9 million like-kind equity-based awards under the 2012 Plan to former Tyco equity-based award holders in replacement of a portion of their Tyco equity-based awards. Such awards do not deplete the 9,000,000 of our common shares reserved for issuance under the 2012 Plan. Of the total issued, $37.6 million in like-kind equity-based awards were issued to former holders who are active employees of our company, and $71.3 million like-kind equity-based awards were issued to former holders who are not employees of our company. As no change of control provisions related to Tyco equity-based awards were triggered by the Distribution or the Merger, the original vesting and exercise term provisions remain in effect for all such replacement equity-based awards.

The 2008 Plan terminated upon the completion of the Merger. Prior grants of restricted stock units and stock options made under the 2008 Plan and earlier stock incentive plans outstanding at completion of the Merger were converted into equity-based awards with respect to our common shares and were assumed by us on the terms in effect at the time of grant and are outstanding under the 2012 Plan.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Fair value of options granted

The weighted-average fair value of options granted during the third quarter of 2012 and 2011 were $13.18 and $10.00 per share, respectively. All options granted in the third quarter of 2012 were replacement equity-based awards issued in connection with the Merger; no options were granted in the ordinary course of business in the third quarter of 2012. We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	September 29, 2012	October 1, 2011

Expected stock price volatility	33.0%	35.5%
Expected life	0.10 - 5.10 yrs	5.5 yrs
Risk-free interest rate	0.02 - 0.68%	1.84%
Dividend yield	2.12%	2.06%

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

6.	Earnings Per Common Share

Basic and diluted earnings per share were calculated using the following:

	Three months ended		Nine months ended

In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Weighted average common shares outstanding — basic	100,445	98,472	99,484	98,228
Dilutive impact of stock options and restricted stock	2,465	1,330	2,224	1,531

Weighted average common shares outstanding — diluted	102,910	99,802	101,708	99,759

Stock options excluded from the calculation of diluted earnings per share because the exercise price was greater than the market price of the common shares	254	3,078	1,366	2,143

7.	Restructuring

During 2012 and 2011, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 153 employees, which included 98 in Water & Fluid Solutions and 55 in Technical Solutions. The 2011 initiatives, initiated in the fourth quarter, included the reduction in hourly and salaried headcount of approximately 210 employees, which included 160 in Water & Fluid Solutions and 50 in Technical Solutions.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Restructuring related costs included in Selling, general and administrative expenses on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) include costs for severance and other restructuring costs as follows for the three and nine months ended September 29, 2012, and October 1, 2011:

	Three months ended		Nine months ended

	September 29,	October 1,	September 29,	October 1,
In thousands	2012	2011	2012	2011

Severance and related costs	$830	$—	$10,490	$—
Asset impairment and other restructuring costs	—	—	710	—

Total restructuring costs	$830	$—	$11,200	$—

We assumed $17.1 million of restructuring accruals from restructuring actions initiated by Flow Control prior to the Merger relating to employee severance, facility exit, and other restructuring costs. Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits on the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 29, 2012, and October 1, 2011, and the year ended December 31, 2011:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011

Beginning balance	$12,805	$3,994	$3,994
Acquired	17,062	—	—
Costs incurred	10,490	11,500	—
Cash payments and other	(12,372)	(2,689)	(1,274)

Ending balance	$27,985	$12,805	$2,720

8.	Supplemental Balance Sheet Information

In thousands Inventories	September 29, 2012	December 31, 2011	October 1, 2011

Raw materials and supplies	$599,255	$219,487	$236,159
Work-in-process	221,153	47,707	49,393
Finished goods	559,563	182,669	174,364

Total inventories	$1,379,971	$449,863	$459,916

Property, plant and equipment
Land and land improvements	$159,119	$41,111	$41,808
Buildings and leasehold improvements	549,388	244,246	247,134
Machinery and equipment	994,346	692,930	690,617
Construction in progress	133,046	40,251	42,723

Total property, plant and equipment	1,835,899	1,018,538	1,022,282
Less accumulated depreciation and amortization	679,572	631,013	627,360

Property, plant and equipment, net	$1,156,327	$387,525	$394,922

9.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In thousands	December 31, 2011	Acquisitions	Foreign currency translation/other	September 29, 2012

Water & Fluid Solutions (1)	$1,994,781	$8,768	$(3,141)	$2,000,408
Technical Solutions	279,137	—	(578)	278,559
Other (2)	—	2,487,552	—	2,487,552

Consolidated Total	$2,273,918	$2,496,320	$(3,719)	$4,766,519

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In thousands	December 31, 2010	Acquisitions	Foreign currency translation/other	October 1, 2011

Water & Fluid Solutions	$1,784,100	$466,182	$(15,961)	$2,234,321
Technical Solutions	281,944	—	427	282,371

Consolidated Total	$2,066,044	$466,182	$(15,534)	$2,516,692

(1)	Accumulated goodwill impairment losses were $200.5 million, $200.5 million and $0 as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively.

(2)	The valuation of assets acquired and liabilities assumed in the Merger has not been completed. The final valuation of goodwill and the allocation of goodwill to our reporting segments will occur upon completion of the purchase price allocation.

Acquired intangible assets consisted of the following:

	September 29, 2012			December 31, 2011			October 1, 2011
In thousands	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net

Finite-life intangibles:
Patents	$5,900	$(4,428)	$1,472	$5,896	$(4,038)	$1,858	$5,893	$(3,908)	$1,985
Backlog (1)	120,000	—	120,000	—	—	—	—	—	—
Proprietary technology (1)	256,772	(49,587)	207,185	128,841	(39,956)	88,885	131,972	(37,094)	94,878
Customer relationships (1)	1,111,902	(128,610)	983,292	358,410	(109,887)	248,523	366,540	(102,919)	263,621
Trade names	1,513	(643)	870	1,515	(530)	985	1,537	(500)	1,037

Total finite-life intangibles	1,496,087	(183,268)	1,312,819	494,662	(154,411)	340,251	505,942	(144,421)	361,521
Indefinite-life intangibles:
Trade names (1)	641,693	—	641,693	252,034	—	252,034	257,741	—	257,741

Total intangibles	$2,137,780	$(183,268)	$1,954,512	$746,696	$(154,411)	$592,285	$763,683	$(144,421)	$619,262

(1)	Preliminary values of intangible assets acquired in the Merger include backlog of $120.0 million, proprietary technology of $125.0 million, customer relationships of $750.0 million and indefinite-life trade names $390.0 million.

Intangible asset amortization expense was approximately $9.7 million and $12.6 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and was approximately $29.4 million and $29.8 million for the nine months ended September 29, 2012 and October 1, 2011, respectively.

The estimated future amortization expense for identifiable intangible assets during the remainder of 2012 and the next five years is as follows:

	Q4
In thousands	2012	2013	2014	2015	2016	2017

Estimated amortization expense	$46,558	$186,821	$171,463	$126,176	$125,241	$123,630

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

10.	Debt

Debt and the average interest rates on debt outstanding are summarized as follows:

In thousands	Average interest rate September 29, 2012	Maturity Year	September 29, 2012	December 31, 2011	October 1, 2011

Commercial paper			$—	$3,497	$—
Revolving credit facilities	1.160%	2017	57,928	168,500	181,985
Senior notes - fixed rate	5.650%	2013-2017	400,000	400,000	400,000
Senior notes - floating rate	1.050%	2013	100,000	205,000	205,000
Senior notes - fixed rate	1.875%	2017	350,000	—	—
Senior notes - fixed rate	5.000%	2021	500,000	500,000	500,000
Senior notes - fixed rate	3.150%	2022	550,000	—	—
Other	2.140%	2012-2017	9,024	16,302	44,494
Capital lease obligations	3.274%	2013-2030	29,809	15,788	16,874

Total debt			1,996,761	1,309,087	1,348,353
Less: Current maturities			(501,375)	(1,168)	(1,194)
Short-term borrowings			(17)	(3,694)	(29,705)

Long-term debt			$1,495,369	$1,304,225	$1,317,454

The fair value of total debt excluding the effect of interest rate swaps was $2,105 million, $1,361 million and $1,400 million as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. This fair value measurement of debt is classified as Level 2 in the valuation hierarchy as defined in Note 10, “Derivatives and Financial Instruments”.

In September 2012, Tyco Flow Control International S.A., a subsidiary of Flow Control that was renamed Pentair Finance S.A. (“PFSA”), completed a private offering of $550 million aggregate principal amount of 3.15% Senior Notes due 2022 (the “2022 Notes”) and $350 million aggregate principal amount of 1.875% Senior Notes due 2017 (the “2017 Notes” and, collectively, the “2017/2022 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2017/2022 Notes. The 2017/2022 Notes remained outstanding after the Merger. Approximately $435 million of the net proceeds from the 2017/2022 Notes offering was used to repay obligations to Tyco in conjunction with the Distribution and the Merger.

In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450 million. The Credit Facility replaced Pentair, Inc.’s $700 million Former Credit Facility (as defined below). The Credit Facility matures in September 2017. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a specified margin based upon PFSA’s credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA’s credit ratings) on the amount of each lender’s commitment.

In September 2012, Pentair, Inc. gave irrevocable notice to redeem the remaining outstanding aggregate principal of its 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and its 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions occurred in October 2012, and included make-whole premiums of $65.8 million, which will be recorded as a loss on the early extinguishment of debt along with $0.5 million of unamortized deferred financing costs and other costs related to the redemption. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which will result in the reclassification of approximately $3.6 million of previously unrecognized variable to fixed swap losses from Accumulated other comprehensive income (loss) (“AOCI”) to earnings in October 2012.

In May 2011, Pentair, Inc. completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “2021 Notes”). Pentair, Inc. used the net proceeds from the offering of the 2021 Notes to finance in part the CPT acquisition in 2011. Effective October 1, 2012, the 2021 Notes were guaranteed as to payment by Pentair Ltd.

In April 2011, Pentair, Inc. entered into a Fourth Amended and Restated Credit Agreement that provided for an unsecured, committed revolving credit facility (the “Former Credit Facility”) of up to $700 million, with multi-currency sub-facilities to support investments outside the U.S. Borrowings under the Former Credit Facility bore interest at the rate of LIBOR plus 1.75%. We used borrowings

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

under the Former Credit Facility to fund a portion of the CPT acquisition in 2011 and to repay $105 million of matured senior notes in May 2012. The Former Credit Facility was terminated in September 2012 in connection with the Merger and replaced by the Credit Facility, at which time the subsidiary guarantees in place under the Former Credit Facility ceased to exist.

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA will use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for PFSA commercial paper compared to the cost of borrowing under our Credit Facility. As of September 29, 2012, PFSA had no commercial paper outstanding. In October 2012, PFSA commenced issuing commercial paper.

We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $1,392 million as of September 29, 2012, which was not limited by any covenants contained in the Credit Facility’s credit agreement. In October 2012, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in Note 17 and to purchase the remaining 25% interest in KEF for $100 million as discussed in Note 18.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 29, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $74.1 million, of which $9.0 million was outstanding at September 29, 2012. Borrowings under these credit facilities bear interest at variable rates.

Debt outstanding at September 29, 2012 matures on a calendar year basis as follows:

	Q4
In thousands	2012	2013	2014	2015	2016	2017	Thereafter	Total

Contractual debt obligation maturities	$500,017	$49	$17	$—	$8,941	$407,928	$1,050,000	$1,966,952
Capital lease obligations	301	3,330	3,366	2,669	4,268	1,203	14,672	29,809

Total maturities	$500,318	$3,379	$3,383	$2,669	$13,209	$409,131	$1,064,672	$1,996,761

As part of the Merger and CPT acquisition, we assumed capital lease obligations related primarily to land and buildings. As of September 29, 2012, December 31, 2011 and October 1, 2011, the recorded values of the assets acquired under those capital leases of $42.4 million, $22.7 million and $23.9 million, respectively, and the related accumulated amortization of $5.5 million, $5.1 million and $5.1 million, respectively, are included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

Capital lease obligations consist of total future minimum lease payments of $32.4 million less the imputed interest of $2.6 million as of September 29, 2012.

11.	Derivatives and Financial Instruments

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

Pentair Ltd. and Subsidiaries

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

Cash-flow Hedges

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement had a fixed interest rate of 4.89% and expired in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR resulted in an effective fixed interest rate of 5.39%. The fair value of the swap was a liability of $1.7 million and $2.9 million at December 31, 2011 and October 1, 2011, respectively, and was recorded in AOCI on the Condensed Consolidated Balance Sheets.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and expires in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. The fair value of the swap was a liability of $3.6 million, $6.3 million and $7.6 million at September 29, 2012, December 31, 2011 and October 1, 2011, respectively, and was recorded in AOCI on the Condensed Consolidated Balance Sheets. As described in Note 10, this swap was terminated in October 2012.

The variable to fixed interest rate swaps are designated as and are effective as cash-flow hedges. The fair values of these swaps are recorded as assets or liabilities on the Condensed Consolidated Balance Sheets, with changes in their fair value included in AOCI. Derivative gains and losses included in AOCI are reclassified into earnings at the time the related interest expense is recognized or the settlement of the related commitment occurs. Realized income/expense and amounts to/from swap counterparties are recorded in Net interest expense in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss). We realized incremental expense resulting from the swaps of $1.0 million and $2.3 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $4.9 million and $7.0 million for the nine months ended September 29, 2012 and October 1, 2011, respectively

Our interest rate swaps are carried at fair value measured on a recurring basis. Fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this is recorded in AOCI within the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes.

Foreign currency contracts

We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Fair value of financial information

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	As of September 29, 2012
In thousands	Total	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(3,599)	$—	$(3,599)	$—
Foreign currency contracts (3)	1,827	—	1,827	—
Deferred compensation plan (1) (3)	54,856	54,856	—	—

Total recurring fair value measurements	$53,084	$54,856	$(1,772)	$—

Recurring fair value measurements	As of December 31, 2011
In thousands	Total	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(8,034)	$—	$(8,034)	$—
Foreign currency contracts	(99)	—	(99)	—
Deferred compensation plan (1)	22,987	22,987	—	—

Total recurring fair value measurements	$14,854	$22,987	$(8,133)	$—

Nonrecurring fair value measurements
Goodwill (2)	$242,800	$—	$—	$242,800

Recurring fair value measurements	As of October 1, 2011
In thousands	Total	(Level 1)	(Level 2)	(Level 3)

Cash-flow hedges	$(10,504)	$—	$(10,504)	$—
Deferred compensation plan (1)	21,684	21,684	—	—

Total recurring fair value measurements	$11,180	$21,684	$(10,504)	$—

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)	In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million in our Residential Filtration reporting unit. The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

(3)	Includes a foreign currency contract valued at $0.3 million and deferred compensation plan assets valued on a preliminary basis at $27.2 million acquired in the Merger.

12.	Income Taxes

The provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with operations in various locations outside the U.S. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the nine months ended September 29, 2012 was 20.1% compared to 30.7% for the nine months ended October 1, 2011. The decrease was primarily due to the favorable resolution of U.S. federal and state tax audits, , and to the mix of global earnings, including the impact of the CPT acquisition and the Merger. The decrease was partially offset by nonrecurring impacts of the Merger including non-deductible transaction costs, loss of domestic manufacturing deduction tax benefits, and certain non-deductible compensation expenses.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The liability for uncertain tax positions was $49.1 million ($35.1 million of which was assumed in the Merger), $26.5 million and $24.6 million at September 29, 2012, December 31, 2011 and October 1, 2011, respectively, and was recorded in Income taxes and Long-term income taxes on the Condensed Consolidated Balance Sheets. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income (Loss), which is consistent with our past practices.

Tax sharing agreement and other income tax matters

In connection with the Distribution, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and The ADT Corporation (“ADT”), which governs the rights and obligations of Tyco, ADT and us for certain pre-Distribution tax liabilities, including Tyco’s obligations under a separate tax sharing agreement (the “2007 Tax Sharing Agreement”) that Tyco, Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) entered into in 2007. The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million.

In the event the Distribution, the spin-off of ADT, or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, ADT or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the spin-off of ADT, or any internal transaction is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distribution by us, ADT or Tyco, then we, ADT and Tyco would be responsible for any Distribution Taxes imposed on us, ADT or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT will have sole responsibility for any income tax liability arising as a result of Tyco’s acquisition of Brink’s Home Security Holdings, Inc. (“BHS”) in May 2010, including any liability of BHS under the tax sharing agreement between BHS and The Brink’s Company dated October 31, 2008 (collectively, the “BHS Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes and BHS Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco. We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and ADT are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formulae.

The 2012 Tax Sharing Agreement also provides that, if any party were to default in its obligation to another party to pay its share of the distribution taxes that arise as a result of no party’s fault, each non-defaulting party would be required to pay, equally with any other non-defaulting party, the amounts in default. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco’s and ADT’s tax liabilities.

With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. With respect to adjustments raised by the IRS, although Tyco has resolved a substantial number of these adjustments, a few significant items remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt issued during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which may occur as soon as within the next three months. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement. To the extent we are responsible for any Shared Tax Liability or Distribution Tax, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

13.	Benefit Plans

Components of net periodic benefit cost were as follows:

	Three months ended

	Pension benefits		Post-retirement

In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost	$3,761	$3,131	$55	$45
Interest cost	8,087	8,225	422	472
Expected return on plan assets	(7,844)	(7,963)	—	—
Amortization of prior year service benefit	—	—	(6)	(7)
Recognized net actuarial loss (gains)	2,577	971	(602)	(826)

Net periodic benefit cost (income)	$6,581	$4,364	$(131)	$(316)

	Nine months ended

	Pension benefits		Post-retirement

In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost	$11,283	$9,392	$165	$135
Interest cost	24,261	24,675	1,266	1,416
Expected return on plan assets	(23,532)	(23,890)	—	—
Amortization of prior year service benefit	—	—	(18)	(21)
Recognized net actuarial loss (gains)	7,731	2,914	(1,806)	(2,479)

Net periodic benefit cost (income)	$19,743	$13,091	$(393)	$(949)

As a result of the Merger, we acquired additional plan assets of $229.5 million and pension benefit obligations of $347.5 million.

14.	Segment Information

The revenues and expenses of Flow Control for the period from the date of the Merger to September 29, 2012 were not material. Financial information by reportable segment is shown below:

	Three months ended		Nine months ended

In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net sales to external customers
Water & Fluid Solutions	$605,390	$614,557	$1,867,890	$1,761,919
Technical Solutions	260,122	275,989	797,324	829,075

Consolidated	$865,512	$890,546	$2,665,214	$2,590,994

Intersegment sales
Water & Fluid Solutions	$60	$426	$17	$1,197
Technical Solutions	1,400	1,755	4,294	4,313
Other	(1,460)	(2,181)	(4,311)	(5,510)

Consolidated	$—	$—	$—	$—

Operating income (loss)
Water & Fluid Solutions	$69,228	$59,608	$224,894	$200,657
Technical Solutions	52,320	48,611	153,403	144,959
Other	(67,871)	(15,316)	(121,876)	(57,114)

Consolidated	$53,677	$92,903	$256,421	$288,502

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

In thousands	September 29, 2012	December 31, 2011	October 1, 2011

Identifiable assets
Water & Fluid Solutions	$3,805,311	$3,792,188	$4,043,441
Technical Solutions	650,773	651,693	696,204
Other (1)	7,516,251	142,432	142,798

Consolidated	$11,972,335	$4,586,313	$4,882,443

(1)	The purchase price allocation for the Merger is not complete and therefore acquired identifiable assets have not been allocated to reportable segments as of September 29, 2012.

15.	Warranties

The changes in the carrying amount of service and product warranties for the nine months ended September 29, 2012, and October 1, 2011, and the year ended December 31, 2011, were as follows:

In thousands	September 29, 2012	December 31, 2011	October 1, 2011

Balance at beginning of the year	$29,355	$30,050	$30,050
Service and product warranty provision	41,337	50,096	38,892
Payments	(39,029)	(53,937)	(40,611)
Acquired	18,591	3,575	3,551
Translation	(31)	(429)	(197)

Balance at end of the period	$50,223	$29,355	$31,685

16.	Commitments and Contingencies

Operating lease commitments

Future minimum lease commitments under non-cancelable operating lease, principally related to facilities, vehicles, and machinery and equipment are as follows:

	Payments Due by Period

In thousands	Q4 2012	2013	2014	2015	2016	2017	Thereafter	Total

Minimum lease payments	$14,251	$50,386	$40,547	$29,770	$21,845	$19,703	$29,740	$206,242
Minimum sub-lease rentals	(253)	(820)	(607)	(314)	(211)	(203)	(484)	(2,892)

Net future minimum lease commitments	$13,998	$49,566	$39,940	$29,456	$21,634	$19,500	$29,256	$203,350

Asbestos Matters

Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

As of September 29, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,400 claims outstanding as of September 29, 2012. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

Periodically, we perform an analysis with the assistance of outside counsel and other experts to update our estimated asbestos-related assets and liabilities. Our estimate of the liability and corresponding insurance recovery for pending and future claims and defense costs is based on our historical claim experience and estimates of the number and resolution cost of potential future claims that may be filed. Our legal strategy for resolving claims also impacts these estimates.

Our estimate of asbestos-related insurance recoveries represents estimated amounts due to us for previously paid and settled claims and the probable reimbursements relating to our estimated liability for pending and future claims. In determining the amount of insurance recoverable, we consider a number of factors, including available insurance, allocation methodologies and the solvency and creditworthiness of insurers.

Our estimated liability for asbestos-related claims was $68.2 million, $0.6 million, and $0.6 million as of September 29, 2012, December, 31, 2011, and October 1, 2011, respectively, and is recorded in “Other non-current liabilities” within our Condensed Consolidated Balance Sheet for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $50.3 million at September 29, 2012, all of which was acquired in the Merger, and is recorded in “Other” within our Condensed Consolidated Balance Sheet. We had no estimated receivable for insurance recoveries as of December 31, 2011 and October 1, 2011.

The amounts recorded by us for asbestos-related liabilities and insurance-related assets are based on our strategies for resolving our asbestos claims and currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, the amounts of insurance and the related solvency risk with respect to our insurance carriers, and the indemnifications we have provided to third parties. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the latter portion of the projection period. Other factors that may affect our liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results.

Environmental Matters

We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. We are responsible, or alleged to be responsible, for ongoing environmental investigation and/or remediation of sites in several countries. These sites are in various stages of investigation and/or remediation and at some of these sites our liability is considered de minimis. We received notification from the U.S. Environmental Protection Agency and from similar state and non-U.S. environmental agencies, that several sites formerly or currently owned and/or operated by us, and other properties or water supplies that may be or may have been impacted from those operations, contain disposed or recycled materials or waste and require environmental investigation and/or remediation. Those sites include instances where we have been identified as a potentially responsible party under U.S. federal, state and/or non-U.S. environmental laws and regulations. For several formerly owned businesses, we have also received claims for indemnification from purchasers of these businesses.

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $14.1 million ($12.9 million of which was assumed in the Merger), $1.5 million and $1.4 million as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Compliance Matters

Prior to the Merger, the Flow Control business was subject to investigations by the U.S. Department of Justice (“DOJ”) and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the Foreign Corrupt Practices Act. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco’s own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ, pursuant to which the Flow Control business is for a three year period subject to yearly reporting to the DOJ concerning its continuing compliance efforts.

Other Matters

In addition to the matters described above, from time to time, we are subject to disputes, administrative proceedings and other claims arising out of the normal conduct of our business. These matters generally relate to disputes arising out of the use or installation of our products, product liability litigation, personal injury claims, commercial and contract disputes and employment related matters. On the basis of information currently available to it, management does not believe that existing proceedings and claims will have a material impact on our Consolidated Financial Statements. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial statements.

Stand-by Letters of Credit, Bank Guarantees and Bonds

In certain situations, Tyco guaranteed Flow Control’s performance to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the Spin-off, we will indemnify Tyco for any losses it suffers as a result of such guarantees.

In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to reasonably estimate the potential liability due to the inchoate and unknown nature of these potential liabilities. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows.

In the normal course of business, we are required to commit to bonds that require payments to our customers for any non-performance. The outstanding face value of the bonds fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of September 29, 2012, December 31, 2011 and October 1, 2011, the outstanding value of these instruments totaled $461.9 million ($317.3 million of which was assumed in the Merger), $136.2 million and $146.2 million, respectively.

17.	Shareholder’s Equity

Authorized shares

Our authorized share capital consists of 213.0 million shares of common stock with a par value of CHF 0.50 per share. The board of directors is authorized to increase the total share capital until September 14, 2014 by a maximum amount of 106.5 million shares. In addition, our share capital may be increased by:

•

a maximum of 81.5 million shares upon the exercise of conversion, option, exchange, warrant or similar rights for the subscription of shares granted to third parties or shareholders in connection with bonds, notes, options, warrants or other securities issued by us in national or international capital markets or pursuant to our existing and future contractual obligations (“Rights Bearing Obligations”); and/or

•

a maximum of 25.0 million shares upon the exercise of rights related to Rights-Bearing Obligations granted to members of the board of directors, members of the executive management, employees, contractors, consultants or other persons providing services for our benefit.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Share repurchases

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. As of September 29, 2012, we had not made any repurchases under these authorizations.

Subsequent to September 29, 2012, we repurchased approximately 2.4 million of our common shares for approximately $105 million under these authorizations.

Dividends payable

Prior to the consummation of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay quarterly cash dividends through the first annual general meeting of our shareholders in 2013. The authorization provides that a dividend of $0.68 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.22 for the fourth quarter of 2012 and $0.23 for each of the first and second quarters of 2013. The deduction from our Capital contribution reserve in our statutory accounts, which is required to be made in Swiss Francs, was determined based on the aggregate amount of the dividend and was calculated based on the U.S. Dollar/Swiss Franc exchange rate in effect on September 14, 2012. As a result, the balance of Dividends payable is $143.0 million at September 29, 2012.

18.	Redeemable Noncontrolling Interest

We assumed a $100.0 million redeemable noncontrolling interest in the Merger. The redeemable noncontrolling interest relates to our 75% ownership interest in KEF. The remaining 25% interest is held by a noncontrolling interest stakeholder. We and the noncontrolling interest stakeholder have a call and put arrangement, respectively, for us to acquire the remaining 25% ownership which becomes exercisable beginning the first full fiscal quarter after June 29, 2014. Activity for the period from the date of the Merger to September 29, 2012 was not material.

Noncontrolling interests with redemption features, such as put options, that are not solely within our control are considered redeemable noncontrolling interests. Redeemable noncontrolling interest is considered to be temporary equity and is therefore reported in the mezzanine section between liabilities and equity on the Condensed Consolidated Balance Sheets at the greater of the initial carrying amount increased or decreased for the noncontrolling interest’s share of net income or loss or its redemption value.

On October 4, 2012 we purchased the remaining 25% interest in KEF for $100.0 million in cash. See Note 4.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets”, “plans”, “believes”, “expects”, “intends”, “will”, “likely”, “may”, “anticipates”, “estimates”, “projects”, “should”, “would”, “expect”, “positioned”, “strategy”, “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of market to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair Ltd. assumes no obligation, and disclaims any obligation, to update the information contained in this report.

Overview

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger (as defined below), “Flow Control”), is a company organized under the laws of Switzerland. The terms “us, “we” or “our” refer to Pentair Ltd. and its consolidated subsidiaries. Our business took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc.

Prior to the spin-off, Tyco engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger (as defined below), Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of 110,898,934 of our common shares to Tyco’s shareholders. Immediately following the Distribution, an indirect, wholly-owned subsidiary of ours merged with and into Pentair, Inc., with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). At the effective time of the Merger, each Pentair, Inc. common share was converted into the right to receive one of our common shares, resulting in 99,388,463 of our common shares being issued to Pentair, Inc. shareholders. The Merger is intended to be tax-free for U.S. federal income tax purposes. After the Merger, our common shares are traded on the New York Stock Exchange under the symbol PNR. Tyco equity-based awards held by Flow Control employees and certain Tyco employees and directors outstanding prior to the completion of the Distribution were converted in connection with the Distribution into equity-based awards with respect to our common shares and were assumed by us. Pentair, Inc. equity-based awards outstanding prior to the completion of the Merger were converted upon completion of the Merger into equity-based awards with respect to our common shares and were assumed by us. The total purchase price for Flow Control was $4.9 billion, consisting of $4.8 billion from shares of common stock issued to Tyco shareholders, $0.5 million of cash paid to Tyco shareholders in lieu of fractional shares, and $92.3 million in replacement equity-based awards to holders of Tyco equity-based awards. The Merger is accounted for under the acquisition method of accounting with Pentair, Inc. treated as the acquirer.

Flow Control is a global leader in the industrial flow control market, specializing in the design, manufacture and servicing of highly engineered valves, actuation & controls, electric heat management solutions and water transmission and distribution products. Flow Control’s broad portfolio of products and services serves flow control needs primarily across the general process, oil & gas, water, power generation and mining industries. Sales are conducted through multiple channels based on local market conditions and demand. A global customer base is served through major manufacturing and after-market service centers around the world. Flow Control, through its valves & controls business, is one of the world’s largest manufacturers of valves, actuators and controls, with leading products, services and solutions to address many of the most challenging flow applications in the general process, oil & gas, power generation and mining industries. Through its thermal management business, Flow Control is a leading provider of complete electric heat management solutions, primarily for the oil & gas, general process and power generation industries. Additionally, Flow Control’s water & environmental systems business is a leading provider of large-scale water transmission and distribution products and water/wastewater systems in the Pacific and Southeast Asia regions.

Following the Merger, we are a diversified industrial manufacturing company comprising three reporting segments: Water & Fluid Solutions, Valves & Controls and Technical Solutions. Water & Fluid Solutions designs, manufactures, installs and services products and systems used in the movement, storage and treatment of water. Valves & Controls designs, manufactures and markets valves, actuators and controls throughout the energy and process industries. Technical Solutions is a leading provider of products that guard and protect some of the world’s most sensitive electronics and electronic equipment, ensuring their safe, secure and reliable performance, and is a leading provider of complete electric heat management solutions. In 2011, Water & Fluid Solutions and Technical Solutions accounted for approximately 2/3 and 1/3 of total revenues, respectively. The revenues and expenses of Flow Control for the period from the date of the Merger to September 29, 2012 were not material.

In May 2011, Pentair, Inc. acquired, as part of the Water & Fluid Solutions reporting segment, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million in the fourth quarter of 2011. This represents impairment of goodwill in our Residential Filtration reporting unit, part of Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Key Trends and Uncertainties Regarding Our Existing Business

The following trends and uncertainties affected our financial performance in 2011 and the first nine months of 2012 and will likely impact our results in the future:

•

Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operations for 2012 and beyond.

•

During the quarter ended September 29, 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the anticipated growth opportunities and cost and tax synergies, and the timing of these items.

•

We have identified specific market opportunities that we continue to pursue that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth would likely be limited.

•

Although stabilized, new home building and new pool start end markets have not shown significant signs of improvement and continue at historically low levels. In the fourth quarter of 2011, as a result of these economic conditions and end market softness, we recorded a goodwill impairment charge of $200.5 million. While new product introductions, expanded distribution and channel penetration have resulted in volume increases for the first nine months of 2012, continued stagnation in new housing construction and new pool starts could negatively impact our ability to grow sales in the future and could have a material adverse effect on our results of operations.

•

Despite the overall strength of our end-markets, some of them have exhibited differing levels of volatility and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

•	Economic uncertainty in Western Europe has negatively impacted business results and may continue to do so over the medium and longer term.

•

Through 2011 and the first nine months of 2012, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

We have a long-term goal to consistently generate free cash flow that equals or exceeds 100% of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2011 was approximately $248 million, exceeding our goal of 100% net income conversion. We continue to expect to generate free cash flow in excess of 100% of our net income before noncontrolling interest in 2012. We are continuing to target reductions in working capital and particularly inventory, as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources—Other financial measures” for a reconciliation of our free cash flow.

In 2012, our operating objectives include the following:

•	Increasing our presence in fast growth regions and vertical market focus to grow in those markets in which we have competitive advantages;

•	Optimizing our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Focusing on developing global talent in light of our increased global presence; and

•	Integrating Pentair, Inc. and the Flow Control business.

We may seek to meet our objectives of expanding our geographic reach internationally, expanding our presence in our various channels to market and acquiring technologies and products to broaden our businesses’ capabilities to serve additional markets through acquisitions. We may also consider the divestiture of discrete business units to further focus our businesses on our most attractive markets.

RESULTS OF OPERATIONS

The revenues and expenses of Flow Control for the period from the date of the Merger to September 29, 2012 were not material. As such, results of operations do not include Water & Environmental Systems within the Water & Fluid Solutions reporting segment, Thermal Management within the Technical Solutions reporting segment, and the Valves & Controls reporting segment.

Net Sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ change	% change	September 29, 2012	October 1, 2011	$ change	% change

Net sales	$865,512	$890,546	$(25,034)	(2.8%)	$2,665,214	$2,590,994	$74,220	2.9%

The components of the change in net sales from the prior year period were as follows:

	Three months ended September 29, 2012 over the prior year period			Nine months ended September 29, 2012 over the prior year period
Percentage change in net sales	Water & Fluid Solutions	Technical Solutions	Total	Water & Fluid Solutions	Technical Solutions	Total

Volume	—	(4.9)	(1.5)	0.3	(3.3)	(0.9)
Acquisition	—	—	—	6.2	—	4.2
Price	1.9	2.2	2.0	2.0	1.8	2.0
Currency	(3.4)	(3.0)	(3.3)	(2.5)	(2.3)	(2.4)

Total	(1.5)	(5.7)	(2.8)	6.0	(3.8)	2.9

Consolidated net sales

The 2.8 percentage point decrease in consolidated net sales in the third quarter of 2012 from 2011 was primarily driven by:

•	decreases in Technical Solutions sales volume in Western Europe and in the communications vertical market; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	continued sales growth in fast growth regions led by strength in Latin America and the Middle East; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 2.9 percentage point increase in consolidated net sales in the first nine months of 2012 from 2011 was primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•	Water & Fluid Solutions sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and filtration products in other global markets;

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects; and

•	decreases in Technical Solutions sales volume in Western Europe and in the communications vertical market.

Net sales by segment and the change from prior year period were as follows:

	Three months ended				Nine months ended
In thousands	September 29, 2012	October 1, 2011	$ change	% change	September 29, 2012	October 1, 2011	$ change	% change

Water & Fluid Solutions	$605,390	$614,557	$(9,167)	(1.5%)	$1,867,890	$1,761,919	$105,971	6.0%
Technical Solutions	260,122	275,989	(15,867)	(5.7%)	797,324	829,075	(31,751)	(3.8%)

Net sales	$865,512	$890,546	$(25,034)	(2.8%)	$2,665,214	$2,590,994	$74,220	2.9%

Water & Fluid Solutions

The 1.5 percentage point decrease in Water & Fluid Solutions net sales in the third quarter of 2012 from 2011 was primarily driven by:

•	Decreases in flow sales of 5 percent due to continued weakness in Western Europe and low flood-related product sales in the U.S. due to unusually dry weather; and

•	unfavorable foreign currency effects in our treatment/process businesses.

These decreases were partially offset by:

•	continued sales growth in fast growth regions led by strength in Latin America and the Middle East;

•	stabilization of the core residential market in the U.S.;

•	increased sales in our aquatic systems business driven by pool dealer expansion and continued strong demand for our energy efficient products and solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 6.0 percentage point increase in Water & Fluid Solutions net sales in the first nine months of 2012 from 2011 was primarily driven by:

•	higher sales volume related to the May 2011 acquisition of CPT;

•	sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and filtration products in other global markets;

•	continued sales growth in fast growth regions led by strength in Latin America and the Middle East; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects.

Technical Solutions

The 5.7 and 3.8 percentage point decreases in Technical Solutions net sales in the third quarter and first nine months, respectively, of 2012 from 2011 were primarily driven by:

•	decreases in our systems & solutions and accessories businesses sales volume in Western Europe and the communications vertical market, including significant project delays and lower OEM orders; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	increases in our enclosures & cabinets and cooling businesses in the industrial market; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross Profit

	Three months ended				Nine months ended

In thousands	September 29, 2012	% of sales	October 1, 2011	% of sales	September 29, 2012	% of sales	October 1, 2011	% of sales

Gross Profit	$278,077	32.1%	$272,062	30.6%	$870,924	32.7%	$808,857	31.2%

Percentage point change		1.5 pts				1.5 pts

The 1.5 percentage point increases in gross profit as a percentage of net sales in the third quarter and first nine months of 2012 from 2011 were primarily the result of:

—	cost savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices;

—	selective increases in selling prices in Water & Fluid Solutions and Technical Solutions to mitigate inflationary cost increases; and

—	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting.

These increases were partially offset by:

—	inflationary increases related to raw materials and labor costs.

Selling, general and administrative (SG&A)

	Three months ended				Nine months ended

In thousands	September 29, 2012	% of sales	October 1, 2011	% of sales	September 29, 2012	% of sales	October 1, 2011	% of sales

SG&A	$204,665	23.6%	$159,068	17.9%	$553,120	20.8%	$462,260	17.8%

Percentage point change		5.7 pts				3.0 pts

The 5.7 and 3.0 percentage point increases in SG&A expense as a percentage of net sales in the third quarter and first nine months, respectively, of 2012 from 2011 were primarily due to:

—

costs associated with the Merger, including $16.5 million of transaction advisory fees and $21.2 million of change of control costs for the three months ended September 29, 2012 and $23.2 million in transaction advisory fees, $21.8 million of change of control costs and $26.2 million of other transaction costs for the nine months ended September 29, 2012.

—	higher costs from integration activities associated with the Merger and intangible asset amortization related to the May 2011 acquisition of CPT;

—	restructuring actions taken in 2012; and

—	certain increases in labor and related costs.

Research and development (R&D)

	Three months ended				Nine months ended

In thousands	September 29, 2012	% of sales	October 1, 2011	% of sales	September 29, 2012	% of sales	October 1, 2011	% of sales

R&D	$19,735	2.3%	$20,091	2.3%	$61,383	2.3%	$58,095	2.3%

R&D expense as a percentage of net sales was unchanged in the third quarter and in the first nine months of 2012 from 2011, primarily due to:

—	continued investments in the development of new products proportionate with sales volume.

Operating income

Water & Fluid Solutions

	Three months ended				Nine months ended

In thousands	September 29, 2012	% of sales	October 1, 2011	% of sales	September 29, 2012	% of sales	October 1, 2011	% of sales

Operating Income	$69,228	11.4%	$59,608	9.7%	$224,894	12.0%	$200,657	11.4%

Percentage point change		1.7 pts				0.6 pts

The 1.7 and 0.6 percentage point increases in the Water & Fluid Solutions operating income as a percentage of net sales in the third quarter and first nine months, respectively, of 2012 from 2011 were primarily the result of:

—	savings generated from our PIMS initiatives including lean and supply management practices; and

—	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

—	restructuring actions taken in 2012;

—	inflationary increases related to raw materials and labor and related costs.

Technical Solutions

	Three months ended				Nine months ended

In thousands	September 29, 2012	% of sales	October 1, 2011	% of sales	September 29, 2012	% of sales	October 1, 2011	% of sales

Operating Income	$52,320	20.1%	$48,611	17.6%	$153,403	19.2%	$144,959	17.5%

Percentage point change		2.5 pts				1.7 pts

The 2.5 and 1.7 percentage point increases in Technical Solutions operating income as a percentage of net sales in the third quarter and first nine months, respectively, of 2012 from 2011 were primarily the result of:

—	savings generated from our PIMS initiatives including lean and supply management practices; and

—	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

—	restructuring actions taken in 2012; and

—	inflationary increases related to raw materials and labor and related costs.

Net interest expense

	Three months ended				Nine months ended

In thousands	September 29, 2012	October 1, 2011	$ change	% change	September 29, 2012	October 1, 2011	$ change	% change

Net interest expense	$18,620	$17,373	$1,247	7.2%	$49,467	$41,311	$8,156	19.7%

The 7.2 and 19.7 percentage point increases in interest expense in the third quarter and first nine months, respectively, of 2012 from 2011 were primarily the result of:

•	higher debt levels in the first nine months of 2012 following the May 2011 acquisition of CPT; and

•	deferred financing costs related to the Former Credit Facility, expensed in September 2012.

These increases were partially offset by:

•	interest benefits related to tax adjustments in 2012.

Provision for income taxes

	Three months ended		Nine months ended

In thousands	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Income before income taxes and noncontrolling interest	$35,673	$76,104	$209,255	$248,672
Provision for income taxes	4,023	24,050	41,966	76,447
Effective tax rate	11.3%	31.6%	20.1%	30.7%

The 20.3 percentage point decrease in the effective tax rate in the third quarter of 2012 from 2011 was primarily due to:

•	the mix of global earnings, including the impact of the CPT acquisition and the Merger; and

•	nonrecurring items related to 2011 tax return filings

The 10.6 percentage point decrease in the effective tax rate in the first nine months of 2012 from 2011 was primarily due to:

•	the favorable resolution of U.S. federal and state tax audits in the first nine months of 2012 that did not occur in 2011; and

•	the mix of global earnings, including the impact of the CPT acquisition and the Merger

The decreases were partially offset by:

•	nonrecurring impacts of the Merger, including non-deductible transaction costs, loss of domestic manufacturing deduction tax benefits and certain non-deductible compensation expenses

LIQUIDITY AND CAPITAL RESOURCES

We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions financed by credit provided under our revolving credit facilities and from time to time, by private or public debt issuance. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions. We intend to issue commercial paper to fund our financing needs on a short-term basis and to use our revolving credit facility as back-up liquidity to support commercial paper.

We are focusing on increasing our cash flow and repaying existing debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade ratings and a solid liquidity position.

Operating activities

Cash provided by operating activities was $247.4 million in the first nine months of 2012 compared to $240.6 million in the prior year period. The increase in cash provided by operating activities was due primarily to a decrease in working capital and other long-term assets and long-term liabilities, partially offset by a decrease in net income before noncontrolling interest.

Investing activities

Cash provided by investing activities was $623.9 million for the first nine months of 2012 compared to cash used for investing activities of $786.5 million in the prior year period. The current period activity relates mainly to $691.7 million of cash acquired in the Merger, partially offset by $19.9 million of cash used in acquisitions and $49.9 million of capital expenditures.

Financing activities

Net cash used for financing activities was $271.4 million in the first nine months of 2012 compared with cash provided by financing activities of $556.9 million in the prior year period. In 2012, cash used for financing activities included payments of dividends and repayments of long-term debt, net of proceeds. Cash provided by financing activities in 2011 primarily relates to borrowings utilized to fund the CPT acquisition in May 2011, partially offset by repayments of long-term debt, payments of dividends and share repurchases.

In September 2012, Tyco Flow Control International S.A., a subsidiary of Flow Control that was renamed Pentair Finance S.A. (“PFSA”), completed a private offering of $550 million aggregate principal amount of 3.15% Senior Notes due 2022 (the “2022 Notes”) and $350 million aggregate principal amount of 1.875% Senior Notes due 2017 (the “2017 Notes” and, collectively, the “2017/2022 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2017/2022 Notes. The 2017/2022 Notes remained outstanding after the Merger. Approximately $435 million of the net proceeds from the 2017/2022 Notes offering was used to repay obligations to Tyco in conjunction with the Distribution and the Merger.

In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450 million. The Credit Facility replaced Pentair, Inc.’s $700 million Former Credit Facility (as defined below). The Credit Facility matures in September 2017. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a specified margin based upon PFSA’s credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA’s credit ratings) on the amount of each lender’s commitment.

In September 2012, Pentair, Inc. gave irrevocable notice to redeem the remaining outstanding aggregate principal of its 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and its 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions occurred in October 2012, and included make-whole premiums of $65.8 million, which will be recorded as a loss on the early extinguishment of debt along with $0.5 million of unamortized deferred financing costs and other costs related to the redemption. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which will result in the reclassification of approximately $3.6 million of previously unrecognized variable to fixed swap losses from accumulated other comprehensive income to earnings in October 2012.

In May 2011, Pentair, Inc. completed a public offering of $500 million aggregate principal amount of our 5.00% Senior Notes due 2021 (the “2021 Notes”). Pentair, Inc. used the net proceeds from the offering of the 2021 Notes to finance in part the CPT acquisition in 2011. Effective October 1, 2012, the 2021 Notes were guaranteed as to payment by Pentair Ltd.

In April 2011, Pentair, Inc. entered into a Fourth Amended and Restated Credit Agreement that provided for an unsecured, committed revolving credit facility (the “Former Credit Facility”) of up to $700 million, with multi-currency sub-facilities to support investments outside the U.S. Borrowings under the Former Credit Facility bore interest at the rate of LIBOR plus 1.75%. We used borrowings under the Former Credit Facility to fund a portion of the CPT acquisition in 2011 and to repay $105 million of matured senior notes in May 2012. The Former Credit Facility was terminated in September 2012 in connection with the Merger and replaced by the Credit Facility, at which time the subsidiary guarantees in place under the Former Credit Facility ceased to exist.

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA will use the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. Our use of commercial paper as a funding vehicle depends upon the relative interest rates for PFSA commercial paper compared to the cost of borrowing under our Credit Facility. As of September 29, 2012, PFSA had no commercial paper outstanding. In October 2012, PFSA commenced issuing commercial paper.

We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $1,392 million as of September 29, 2012, which was not limited by any covenants contained in the Credit Facility’s credit agreement. In October 2012, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase and to purchase the remaining 25% interest in KEF for $100 million.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash stock-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 29, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $74.1 million, of which $9.0 million was outstanding at September 29, 2012. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the Merger and CPT acquisition we assumed certain capital leases with an outstanding balance of $15.1 million at September 29, 2012.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.

Dividends paid in the first nine months of 2012 were $66.2 million, or $0.66 per common share, compared with $59.7 million, or $0.60 per common share, in the prior year period. Prior to the completion of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay cash dividends of $0.22 per share on November 9, 2012 to shareholders of record on October 26, 2012, $0.23 per share on February 8, 2013 to shareholders of record on January 25, 2013 and $0.23 per share on May 10, 2013, to shareholders of record on April 26, 2013. We have increased dividends every year for the last 36 years and expect to continue paying dividends on a quarterly basis. We intend to seek authorization from our shareholders at our 2013 annual general meeting of shareholders to extend the increased dividend or increase the dividend for the remainder of 2013.

Contractual obligations

The following summarizes our significant contractual obligations that impact our liquidity:

	Payments Due by Period

In thousands	Q4 2012	2013	2014	2015	2016	2017	Thereafter	Total

Long-term debt obligations	$17	$49	$17	$—	$8,941	$407,928	$1,050,000	$1,466,952
Capital lease obligations	301	3,330	3,366	2,669	4,268	1,203	14,672	29,809
Redemption of Fixed/Floating Rate Notes and make-whole premiums	565,796	—	—	—	—	—	—	565,796
Acquisitions	105,800	—	—	—	—	—	—	105,800
Interest obligations on fixed-rate debt , including effects of derivative financial instruments	25,145	48,850	49,368	49,256	49,352	36,388	86,625	344,984
Operating lease obligations, net of sublease rentals	13,998	49,566	39,940	29,456	21,634	19,500	29,256	203,350
Pension and post retirement plan contributions	15,056	48,919	59,054	26,133	25,068	25,119	198,344	397,684

Total contractual cash obligations, net	$726,113	$150,741	$151,736	$107,514	$109,263	$490,138	$1,378,897	$3,114,375

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income before noncontrolling interest. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Nine months ended
In thousands	September 29, 2012	October 1, 2011

Net cash provided by (used for) operating activities	$247,351	$240,559
Capital expenditures	(49,942)	(53,063)
Proceeds from sale of property and equipment	5,130	139

Free cash flow	$202,539	$187,635

NEW ACCOUNTING STANDARDS

See Note 3 (New Accounting Standards) of ITEM 1.

CRITICAL ACCOUNTING POLICIES

In the 2011 Annual Report on Form 10-K of Pentair, Inc., we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. We use derivative financial instruments to manage or reduce the impact of changes in interest rates. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements in the 2011 Annual Report on Form 10-K of Pentair, Inc.

Interest rate risk

Our debt portfolio, excluding the impact of swap agreements, as of September 29, 2012, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is composed of 90% fixed-rate debt and 10% variable-rate debt, not considering the effects of our interest rate swaps. Taking into account the variable to fixed-rate swap agreements we entered into with an effective date of April 2006 and August 2007, our debt portfolio is composed of 95% fixed-rate debt and 5% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of September 29, 2012, a 100 basis point increase or decrease in interest rates would result in a $114.8 million decrease or $124.2 million increase in fair value.

Based on the variable-rate debt included in our debt portfolio, including the interest rate swap agreements, as of September 29, 2012, a 100 basis point increase or decrease in interest rates would result in a $1.0 million increase or decrease in interest incurred.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 29, 2012 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 29, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

During the quarter ended September 29, 2012, we completed the Merger. As part of our ongoing integration activities after the Merger, we are continuing to incorporate our controls and procedures into the Flow Control business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There were no other changes in our internal controls over financial reporting that occurred during the quarter ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our report on our internal control over financial reporting (“ICFR”) in the Annual Report on Form 10-K for the year ending December 31, 2012 will include a scope exception that excludes the acquired Flow Control business because it will be a significant acquisition for which our management would otherwise have only three months to evaluate and implement ICFR.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in the notes to our condensed consolidated financial statements could change in the future.

Asbestos Matters

Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.

As of September 29, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,400 claims outstanding as of September 29, 2012. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

Our estimated liability for asbestos-related claims was $68.2 million, $0.6 million, and $0.6 million as of September 29, 2012, December, 31, 2011, and October 1, 2011, respectively, and is recorded in “Other non-current liabilities” within our Condensed Consolidated Balance Sheet for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $50.3 million at September 29, 2012, all of which was acquired in the Merger, and is recorded in “Other” within our Condensed Consolidated Balance Sheet. We had no estimated receivable for insurance recoveries as of December 31, 2011 and October 1, 2011.

Environmental Matters

We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. We are responsible, or alleged to be responsible, for ongoing environmental investigation and/or remediation of sites in several countries. These sites are in various stages of investigation and/or remediation and at some of these sites our liability is considered de minimis. We received notification from the U.S. Environmental Protection Agency and from similar state and non-U.S. environmental agencies, that several sites formerly or currently owned and/or operated by us, and other properties or water supplies that may be or may have been impacted from those operations, contain disposed or recycled materials or waste and require environmental investigation and/or remediation. Those sites include instances where we have been identified as a potentially responsible party under U.S. federal, state and/or non-U.S. environmental laws and regulations. For several formerly owned businesses, we have also received claims for indemnification from purchasers of these businesses.

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $14.1 million ($12.9 million of which was assumed in the Merger), $1.5 million and $1.4 million as of September 29, 2012, December 31, 2011 and October 1, 2011, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Compliance Matters

Prior to the Merger, the Flow Control business was subject to investigations by the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”) related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the Foreign Corrupt Practices Act. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco’s own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ, pursuant to which the Flow Control business is for a three year period subject to yearly reporting to the DOJ concerning its continuing compliance efforts.

ITEM 1A. Risk Factors

The following risk factors amend and supersede the risk factors previously disclosed in Item 1A to the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2011.

You should carefully consider the all of the information in this document and the following risk factors before making an investment decision regarding our securities. While we believe we have identified below the material risks affecting us, you should also understand that it is not possible to predict or identify all such risk factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. If any of the risks described below actually occur, our business, financial condition, results of operations or prospects could be materially adversely affected. In that case, the price of our securities could decline and you could lose all or part of your investment.

Risks Relating to Our Business

General global economic and business conditions affect demand for our products.

We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. Many of our businesses have experienced periodic economic downturns. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy; industrial and governmental capital spending; the strength of the residential and commercial real estate markets; unemployment rates; availability of consumer and commercial financing; interest rates; and energy and commodity prices. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of these factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could materially and adversely affect our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.

The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower cost manufacturers. We compete based on technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices or to incur additional costs to remain competitive, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Our future growth is dependent upon our ability to continue to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.

We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets; identify emerging technological and other trends in our target end-markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. We have chosen to focus our growth initiatives in specific end markets and geographies, but we cannot provide assurance that these growth initiatives will be sufficient to offset revenue declines in other markets. The failure to effectively adapt our products or services could materially and adversely affect our business, financial condition, results of operations and cash flows.

Our business strategy includes acquiring companies and making investments that complement our existing businesses. These acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.

We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and services offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future or that completed acquisitions will be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks related to the U.S. Foreign Corrupt Practices Act (the “FCPA”); and

•	dilution of interests of holders of our common shares through the issuance of equity securities or equity-linked securities.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions or investments may ultimately harm our business or financial condition, as such acquisitions may not be successful and may ultimately result in impairment charges.

We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.

The unaudited pro forma combined sales for Pentair, Inc. and Flow Control outside of the United States for the last twelve months ended September 29, 2012 accounted for approximately 60% of our net sales, and we expect this percentage to be representative of our future sales mix. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global network of after-market service centers and manufacturing facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings could have an adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in foreign countries; and

•	changes in and required compliance with a variety of foreign laws and regulations.

Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

The unaudited pro forma combined sales for Pentair, Inc. and Flow Control outside of the United States for the last twelve months ended September 29, 2012 accounted for approximately 60% of our net sales, and we expect that percentage to be representative of our future sales mix. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our financial condition, results of operations and cash flows.

Our future revenue depends in part on the existence of and our ability to win new contracts for major capital projects.

An increasing portion of our revenue in our Thermal Management and Water & Environmental Systems global business units is derived from major capital projects, including water pipeline and desalination projects in our Water & Fluid Solutions segment. The number of such projects we may win in any year fluctuates, and is dependent upon the general availability of such projects and our ability to bid successfully for them. If negative market conditions arise, fewer such projects may be available, and if we fail to secure adequate financial arrangements or required governmental approvals we may not be able to pursue particular projects. Either condition could materially and adversely affect our business, financial condition, results of operations and cash flows.

We maintain a sizable backlog and the timing of our conversion of revenue out of backlog is uncertain. Our inability to convert backlog into revenue, whether due to factors that are within or outside of our control, could adversely affect our revenue and profitability.

The timing of our conversion of revenue out of backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. This is especially true with respect to major global capital projects, where the extended timeline for project completion and invoice satisfaction increases the likelihood for delays in the conversion of backlog related to modifications and order cancellations. Such delays may lead to significant fluctuations in results of operations and cash flows from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we believe that historical order cancellations have not been significant, if we were to experience a significant amount of cancellations of or reductions in orders, it would reduce our backlog and, consequently, our future sales and results of operations.

Material cost and other inflation have adversely affected and could continue to affect our results of operations.

In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implements increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. We cannot provide assurance, however, that these actions will be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity would likely negatively impact our results of operations.

We are exposed to liquidated damages in many of our customer contracts.

Many of our customer contracts contain liquidated damages provisions in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with the agreed terms, conditions and standards. Liquidated damages provisions typically provide for a payment to be made by us to the customer if we fails to deliver a product or service on time. We generally try to limit our exposure to a maximum penalty within a contract. However, because our products are often components of large and complex systems or capital projects, if we incur liquidated damages they may materially and adversely affect our business, financial condition, results of operations and cash flows.

Certain of our products require certifications by regulators or standards organizations, and our failure to obtain or maintain such certifications could negatively impact our business.

In certain industries and for certain applications, in particular with respect to our pressure relief valves and valves used in the nuclear power generation industry, we must obtain certifications for our products or installations by regulators or standards organizations. As we expand our products offering into emerging markets, we will need to comply with additional and potentially different certification requirements. If we fail to obtain required certifications for our products, or if we fail to maintain such certifications on our products after they have been certified, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Intellectual property challenges may hinder our ability to develop, engineer and market our products.

Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and it may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. At September 29, 2012 our goodwill and intangible assets were approximately $6.7 billion and represented approximately 56% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million in the fourth quarter of 2011 in our Residential Filtration reporting unit, part of our Water & Fluid Solutions segment. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in our end-markets and due to continued softness in the end-markets served by residential water treatment components.

We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

Approximately 10,430 of our employees were covered by collective bargaining agreements or works councils as of September 29, 2012. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within our Water & Fluid Solutions and Technical Solutions segments. In the Aquatic Systems global business unit of our Water & Fluid Solutions Segment, end-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. In the Flow Technologies global business unit of our Water & Fluid Solutions segment, demand for residential water supply products and agricultural products follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase in both Aquatic Systems and Flow Technologies is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Also in our Water & Fluid Solutions segment, our Water & Environmental Systems global business unit generally experiences increased demand during Australia’s prime agricultural seasons. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. The Thermal Management global business unit in our Technical Solutions segment generally experiences increased demand for products and services during the fall and winter months in the Northern Hemisphere. We cannot provide assurance that seasonality and weather conditions will not have a material adverse effect on our results of operations.

Our share price may fluctuate significantly.

We cannot predict the prices at which our common shares may trade. The market price of our common shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•

our business profile and market capitalization as a combined company after the Merger may not fit the investment objectives of some of our shareholders and, as a result, these shareholders may sell our shares;

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	investor perception of us;

•	natural or other environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation, including asbestos claims, government investigations or environmental liabilities;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our common shares.

Risks Relating to Legal, Regulatory and Compliance Matters

Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.

Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of September 29, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,400 claims outstanding as of September 29, 2012. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

We currently record an estimated liability related to pending claims and claims, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from historical claims experience and reflect our expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs or the methodology that we use to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that we will incur additional costs for asbestos claims filed beyond what we have currently recorded, we do not believe there is a reasonable basis for estimating those costs at this time. On a quarterly and annual basis, we review and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions. Such an update could result in a material change in such estimated assets and liabilities.

We also record an asset that represents our best estimate of probable recoveries from insurers or other responsible parties for the estimated asbestos liabilities. There are significant assumptions made in developing estimates of asbestos-related recoveries, such as policy triggers, policy or contract interpretation, success in litigation in certain cases, the methodology for allocating claims to policies and the continued solvency of the insurers or other responsible parties. The assumptions underlying the recorded asset may not prove accurate, and as a result, actual performance by our insurers and other responsible parties could result in lower receivables and cash flows expected to reduce our asbestos costs. Due to these uncertainties, as well as our inability to reasonably estimate any additional asbestos liability for claims that may be filed beyond our estimation period, it is not possible to predict with certainty the ultimate outcome of the cost, nor potential recoveries, of resolving the pending and all unasserted asbestos claims. Additionally, we believe it is possible that the cost of asbestos claims filed beyond our estimation period, net of expected recoveries, could have a material adverse effect on our financial condition, results of operations and cash flows.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the United States.

The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the DOJ and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations or cash flows.

Prior to the Merger, the Flow Control business was subject to investigations by the DOJ and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the FCPA. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco’s own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ, pursuant to which the Flow Control business is for a three year period subject to yearly reporting to the DOJ concerning its continuing compliance efforts. As a result, the Flow Control business may be subject to investigations in other jurisdictions or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our failure to satisfy international trade compliance regulations may adversely affect us.

Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.

Legislative action by the U.S. Congress could adversely affect us.

Legislative action could be taken by the U.S. Congress which, if ultimately enacted, could override tax treaties, or modify tax statutes or regulation upon which we rely. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Switzerland or limiting our ability as a Swiss company to take advantage of the tax treaties between Switzerland and the United States, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

We are exposed to potential environmental and other laws, liabilities and litigation.

We are subject to federal, state, local and foreign laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

We have been named as defendant, target or a potentially responsible party (“PRP”) in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from our past operations or by other businesses that previously owned or used the properties. The cost of cleanup and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Thus, we cannot provide assurance that our eventual environmental clean-up costs and liabilities will not exceed the amount of our current reserves.

We are exposed to certain regulatory and financial risks related to climate change.

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress and federal and state regulatory agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and this and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly those involved in the oil and gas, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for oil and gas production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations or cash flows.

Our results of operations may be negatively impacted by litigation.

Our businesses expose us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot provide assurance that we will be able to maintain this insurance on acceptable terms or that this insurance will provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Successful claims against us for significant amounts could materially and adversely affect our product reputation, financial condition, results of operations and cash flows.

Risks Relating to the Distribution and the Merger

We may not realize the growth opportunities and cost synergies that are anticipated from the Merger.

The benefits that are expected to result from the Merger will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Merger. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the Pentair, Inc. and Flow Control businesses. Even if we are able to integrate the Pentair, Inc. and Flow Control businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of the Pentair, Inc. and Flow Control businesses. While it is anticipated that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Merger may be offset by costs incurred or delays in integrating the businesses.

The integration of the Pentair, Inc. and Flow Control businesses following the Merger may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Pentair, Inc. and Flow Control Businesses. These difficulties include:

•	the challenge of integrating the Pentair, Inc. and Flow Control businesses while carrying on the ongoing operations of each entity;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of the Pentair, Inc. and Flow Control businesses, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of the Pentair, Inc. and Flow Control businesses; and

•	the potential difficulty in retaining key officers and personnel of the Pentair, Inc. and Flow Control businesses.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the Pentair, Inc. and Flow Control businesses. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers and develop new products or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the Pentair, Inc. and Flow Control businesses could suffer. There can be no assurance that we will successfully or cost-effectively integrate the Pentair, Inc. and Flow Control businesses. The failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We share responsibility for certain income tax liabilities for tax periods prior to and including the date of the Distribution.

In connection with the Distribution, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and The ADT Corporation (“ADT”), which governs the rights and obligations of ADT, Tyco and us for certain pre-Distribution tax liabilities, including Tyco’s obligations under a separate tax sharing agreement (the “2007 Tax Sharing Agreement”) entered into by Tyco, Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) in connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the “2007 Separation”). The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million.

The 2007 Tax Sharing Agreement governs the rights and obligations of Tyco, Covidien and TE Connectivity with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco’s, Covidien’s and TE Connectivity’s U.S. and certain non-U.S. income tax returns and certain taxes attributable to internal transactions undertaken in anticipation of the 2007 Separation. In addition, in the event that the 2007 Separation or certain related transactions are determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.

With respect to years prior to and including the 2007 Separation, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. With respect to adjustments raised by the IRS, although Tyco has resolved a substantial number of these adjustments, a few significant items remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, Tyco has not been able to resolve certain open items, which primarily involve the treatment of certain intercompany debt issued during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which is likely to occur within the next six months. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.

Any payment that Tyco is required to make under the 2007 Tax Sharing Agreement could result in a material liability for us under the 2012 Tax Sharing Agreement. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

If the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal income tax purposes, we, our shareholders or Tyco could incur significant U.S. federal income tax liabilities.

Pentair, Inc. and Tyco received private letter rulings from the IRS in connection with the Distribution and the Merger regarding the U.S. federal income tax consequences of the Distribution and the Merger to the effect that, for U.S. federal income tax purposes: the Distribution will qualify as tax-free under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended (the “Code”), except for cash received in lieu of fractional shares; certain internal transactions undertaken in anticipation of the Distribution will qualify for favorable treatment under the Code; the Merger will qualify as a reorganization under Section 368(a) of the Code; certain anticipated post-closing transactions will not prevent the tax-free treatment of the Distribution or the Merger; and Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement with the IRS). In addition, Tyco received a legal opinion confirming the tax-free status of the Distribution for U.S. federal income tax purposes and Tyco and Pentair, Inc. legal opinions to the effect that the Merger will qualify as a reorganization under section 368(a) of the Code and that Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement” with the IRS).

The private letter rulings and opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco and Pentair, Inc. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the Distribution, the internal transactions or the Merger should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution, the internal transactions or the Merger should be taxable for other reasons, including as a result of significant changes in stock or asset ownership after the Merger.

If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to Tyco shareholders for U.S. federal income tax purposes, and Tyco shareholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize a gain in an amount equal to the excess of the fair market value of our common shares distributed to

Tyco shareholders on the Distribution date over Tyco’s tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, Tyco could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the Distribution are taxable. If the Merger ultimately is determined to be taxable, Pentair, Inc. shareholders would recognize taxable gain or loss on their disposition of Pentair, Inc. common shares in the Merger.

Under the terms of the 2012 Tax Sharing Agreement, in the event the Distribution, the ADT distribution, the internal transactions or the Merger were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Tyco, the party responsible for such failure would be responsible for all taxes imposed as a result thereof. If such failure is not the result of actions taken after the Distribution by us, ADT or Tyco, then we, ADT and Tyco would be responsible for any taxes imposed as a result of such determination in the same manner and in the same proportions as we, ADT and Tyco are responsible for Shared Tax Liabilities. Such tax amounts could be significant. In the event that any party to the 2012 Tax Sharing Agreement defaults in its obligation to pay certain taxes to another party that arise as a result of no party’s fault, each non-defaulting party would be responsible for an equal amount of the defaulting party’s obligation to make a payment to another party in respect of such other party’s taxes. In addition, if another party to the 2012 Tax Sharing Agreement that is responsible for all or a portion of an income tax liability were to default in its payment of such liability to a taxing authority, we could be legally liable under applicable tax law for such liabilities and required to make additional tax payments. Accordingly, under certain circumstances, we may be obligated to pay amounts in excess of our agreed-upon share of our, Tyco’s and ADT’s tax liabilities.

If the Distribution or the Merger are determined to be taxable for Swiss withholding or other tax purposes, we could incur significant Swiss withholding tax or other tax liabilities.

Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to Tyco’s shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997 are exempt from Swiss withholding tax if certain conditions are met (Kapitaleinlageprinzip). Tyco has obtained a ruling from the Swiss Federal Tax Authorities confirming that the Distribution qualifies as payment out of such qualifying contributed surplus and no amount will be withheld by Tyco when making the Distribution.

As a condition to closing of the Merger, Tyco obtained rulings from the Swiss Tax Administration confirming: (i) that the Merger will be a transaction that is generally tax-free for Swiss federal, cantonal, and communal tax purposes (including with respect to Swiss stamp tax and Swiss withholding tax); (ii) the relevant Swiss tax base of an acquisition subsidiary of ours for Swiss tax (including federal and cantonal and communal) purposes; (iii) the relevant amount of capital contribution reserves (Kapitaleinlageprinzip) which will be exempt from Swiss withholding tax in the event of a distribution to our shareholders after the Merger; and (iv) that no Swiss stamp tax will be levied on certain post-Merger restructuring transactions.

These tax rulings rely on certain facts and assumptions, and certain representations and undertakings, from Tyco. Notwithstanding these tax rulings, the Swiss Federal Tax Administration could determine on audit that the Distribution or the Merger or certain internal transactions undertaken in anticipation of the Distribution should be treated as a taxable transaction for withholding tax or other tax purposes if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated. If the Distribution or the Merger or certain internal transactions undertaken in anticipation of the Distribution ultimately are determined to be taxable for withholding tax or other tax purposes, we and Tyco could incur material Swiss withholding tax or other tax liabilities that could significantly detract from, or eliminate, the benefits of the Distribution and the Merger. In addition, we could become liable to indemnify Tyco for part of any Swiss withholding tax liabilities to the extent provided under the 2012 Tax Sharing Agreement.

We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in desirable strategic transactions or equity issuances could be significantly limited or restricted after the Distribution and the Merger in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution and certain related transactions. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level gain to Tyco under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Tyco’s shares are acquired or issued as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of our shares or Tyco’s shares within two years after the Distribution are generally presumed to be part of such a plan, although we or Tyco may be able to rebut that presumption. For purposes of this test, the Merger might be treated as part of such a plan or series of related transactions, but if so would not, by itself, cause the Distribution to be taxable to Tyco since Pentair, Inc. shareholders acquired less than 50% of our common shares in the Merger. The change in ownership resulting from the Merger, if treated as part of a plan or series of related transactions that includes the Distribution, would be aggregated with other acquisitions or issuances of our shares that occur as part of a plan or series of related transactions that include the Distribution in determining whether a 50% change in ownership has occurred. The process for determining whether a change of ownership has occurred under the tax rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If we do not carefully monitor our compliance with these rules, we could inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Tyco or ADT pursuant to the 2012 Tax Sharing Agreement.

To preserve the tax-free treatment to Tyco of the Distribution, under the 2012 Tax Sharing Agreement, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, without obtaining the consent of Tyco and ADT, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from, among other things:

•	approving or allowing any transaction that results in a change in ownership of more than 35% of our common shares, when combined with any other changes in ownership of our common shares,

•	redeeming equity securities,

•	selling or otherwise disposing of more than 35% of our assets, or

•	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the 2012 Tax Sharing Agreement also provides that we are responsible for any taxes imposed on Tyco or any of its affiliates or on ADT or any of its affiliates as a result of the failure of the Distribution or the internal transactions to qualify for favorable treatment under the Code if such failure is attributable to certain actions taken after the Distribution by or in respect of us, any of our affiliates or our shareholders.

Our accounting and other management systems and resources may not be adequately prepared to quickly integrate and update the financial reporting systems of the Flow Control business following the Merger.

The financial results of the Flow Control business previously were included within the consolidated results of Tyco, and were not directly subject to the reporting and other requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). As a result of the Distribution and the Merger, we are subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. We are responsible for ensuring that all aspects of our business comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which will require annual management assessments of the effectiveness of internal control over financial reporting and a report by an independent registered public accounting firm addressing these assessments. Although our management has experience with these reporting and related obligations, ensuring compliance with respect to the Flow Control business may place significant demands on management, administrative and operational resources, including accounting systems and resources.

Our report on our internal control over financial reporting (“ICFR”) in the Annual Report on Form 10-K for the year ending December 31, 2012 will include a scope exception that excludes the acquired Flow Control business because it will be a significant acquisition for which our management would otherwise have only three months to evaluate and implement ICFR.

Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements with respect to the Flow Control business, we may need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. It is expected that we will incur annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade its financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Relating to Our Liquidity

Disruptions in the financial markets could adversely affect us, our customers and our suppliers by increasing funding costs or reducing availability of credit.

In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets. In 2009 and 2010, credit markets experienced significant dislocations and liquidity disruptions, and similar disruptions in the credit markets could make financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse affects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.

Covenants in our debt instruments may adversely affect us.

Our credit agreements and indentures contain customary financial covenants. Our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse affect on our financial condition.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, and may decrease our profitability.

As of September 29, 2012, we had approximately $2.0 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Also, regardless of the terms of our financings, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See “—We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”

Our leverage could have a material adverse effect on the combined business, financial condition or results of operations.

Our ability to make payments on and to refinance our indebtedness, including our existing debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

Risks Relating to Our Jurisdiction of Incorporation in Switzerland

Our status as a Swiss corporation may limit our flexibility with respect to certain aspects of capital management and may cause us to be unable to make distributions without subjecting our shareholders to Swiss withholding tax.

Swiss law allows shareholders to authorize share capital that can be issued by the board of directors without additional shareholder approval. This authorization is limited to 50% of the existing registered share capital and must be renewed by the shareholders every two years. Additionally, subject to specified exceptions, Swiss law grants preemptive rights to existing shareholders to subscribe to any new issuance of shares. Swiss law also does not provide as much flexibility in the various terms that can attach to different classes of shares as the laws of some other jurisdictions. Swiss law also reserves for approval by shareholders certain corporate actions over which a board of directors would have authority in some other jurisdictions. These Swiss law requirements relating to our capital management may limit our flexibility, and situations may arise where greater flexibility would have provided substantial benefits to our shareholders.

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited statutory balance sheet. Distributable reserves are generally booked either as “free reserves” or as “qualifying contributed surplus” (contributions received from shareholders) in “Capital contribution reserve”. Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. After the Merger, the amount available for future dividends or capital reductions from reserve from capital contributions on a Swiss withholding tax free basis is approximately CHF 8.7 billion. We are awaiting approval from the Swiss tax authorities of the reserve from capital contributions. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax free basis in excess of that amount unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding tax. There can be no assurance that we will have sufficient distributable profits, free reserves, reserves from capital contributions or registered share capital to pay a dividend or effect a capital reduction or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to our shareholders, regardless of the place of residency of the shareholder, unless the distribution is made to shareholders out of (i) a reduction of par value or (ii) assuming certain conditions are met, qualifying contributed surplus accumulated on or after January 1, 1997. A U.S. holder that qualifies for benefits under the Convention between the United States of America and the Swiss Confederation for the Avoidance of Double Taxation with Respect to Taxes on Income (the “U.S.-Swiss Treaty”) may apply for a refund of the tax withheld in excess of the 15% treaty rate (or in excess of the 5% reduced treaty rate for qualifying corporate shareholders with at least 10% participation in our voting shares, or for a full refund in the case of qualified pension funds). There can be no assurance that we will have sufficient qualifying contributed surplus to pay dividends free from Swiss withholding tax or that Swiss withholding rules will not be changed in the future. In addition, there can be no assurance that the current Swiss law with respect to distributions out of qualifying contributed surplus will not be changed or that a change in Swiss law will not adversely affect us or our shareholders, in particular as a result of distributions out of qualifying contributed surplus becoming subject to additional corporate law or other restrictions. There are currently motions pending in the Swiss Parliament that purport to limit the distribution of qualifying contributed surplus. In addition, over the long term, the amount of par value available to us for par value reductions or qualifying contributed surplus available to us to pay out as distributions is limited. If we are unable to make a distribution through a reduction in par value or out of qualifying contributed surplus, we may not be able to make distributions without subjecting our shareholders to Swiss withholding taxes.

Under present Swiss tax laws, repurchases of shares for the purposes of cancellation are treated as a partial liquidation subject to 35% Swiss withholding tax on the difference between the repurchase price and the par value except, since January 1, 2011, to the extent attributable to qualifying contributed surplus (Kapitaleinlagereserven) if any. If, and to the extent that, the repurchase of shares is out of retained earnings or other taxable reserves, the Swiss withholding tax becomes due. No partial liquidation treatment applies and no withholding tax is triggered if the shares are not repurchased for cancellation but held by us as treasury shares. However, should we not resell such treasury shares within six years, the withholding tax becomes due at the end of the six year period.

Although we may follow a share repurchase process for future share repurchases, if any, similar to a “second trading line” on the SIX Swiss Exchange in which Swiss institutional investors sell shares to us and are generally able to receive a refund of the Swiss withholding tax, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without triggering Swiss withholding tax if and to the extent that the repurchase of shares is made out of retained earnings or other taxable reserves. No withholding tax would be applicable if and to the extent that tax free qualifying contributed surplus is attributable to the share repurchase.

Changes in the U.S. Dollar/Swiss Franc exchange rate could limit the amount of dividends authorized on our common shares, and there can be no assurance that we will be able to continue to pay dividends on our common shares.

Prior to the consummation of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay quarterly cash dividends through the first annual general meeting of our shareholders in 2013. The authorization provides that a dividend of $0.68 per share will be made out of our “contributed surplus” equity position in our statutory accounts to our shareholders in three quarterly installments of $0.22 for the fourth quarter of 2012 and $0.23 for each of the first and second quarters of 2013. The deduction to our contributed surplus in our statutory accounts, which is required to be made in Swiss Francs, will be determined based on the aggregate amount of the dividend and will be calculated based on the U.S. Dollar/Swiss Franc exchange rate in effect on September 14, 2012. The U.S. Dollar amount of the dividend will be capped at an amount such that the aggregate reduction to our contributed surplus will not exceed 240 million Swiss Francs. To the extent that a dividend payment would exceed the cap, the

U.S. Dollar per share amount of the current or future dividends will be reduced on a pro rata basis so that the aggregate amount of all dividends paid does not exceed the cap. In addition, the aggregate reduction in contributed surplus will be increased for any shares issued, and decreased for any shares acquired, after September 14, 2012 and before the record date for the applicable dividend payment.

Any future dividends that may be proposed by our board of directors will be subject to approval by our shareholders at our annual general meeting. There can be no assurance that our shareholders will approve dividends. Whether our board of directors exercises its discretion to propose any dividends to holders of our common shares will depend on many factors, including our financial condition, earnings, capital requirements of our business, covenants associated with debt obligations, legal requirements, regulatory constraints, industry practice and other factors that our board of directors deems relevant. There can be no assurance that we will continue to pay any dividend in the future.

Swiss laws differ from the laws in effect in the United States and may afford less protection to holders of our securities.

Because of differences between Swiss law and U.S. state and federal laws and differences between the governing documents of Swiss companies and those incorporated in the U.S., it may not be possible to enforce in Switzerland court judgments obtained in the United States against us based on the civil liability provisions of the federal or state securities laws of the United States. As a result, in a lawsuit based on the civil liability provisions of the U.S. federal or state securities laws, U.S. investors may find it difficult to:

•	effect service within the United States upon us or our directors and officers located outside the United States;

•	enforce judgments obtained against those persons in U.S. courts or in courts in jurisdictions outside the United States; and

•

enforce against those persons in Switzerland, whether in original actions or in actions for the enforcement of judgments of U.S. courts, civil liabilities based solely upon the U.S. federal or state securities laws.

Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on International Private Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result was incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

Switzerland and the United States do not have a treaty providing for reciprocal recognition of and enforcement of judgments in civil and commercial matters. The recognition and enforcement of a judgment of the courts of the United States in Switzerland is governed by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides in principle that a judgment rendered by a non-Swiss court may be enforced in Switzerland only if:

•	the non-Swiss court had jurisdiction pursuant to the Swiss Federal Act on Private International Law;

•	the judgment of such non-Swiss court has become final and non-appealable;

•	the judgment does not contravene Swiss public policy;

•	the court procedures and the service of documents leading to the judgment were in accordance with the due process of law; and

•

no proceeding involving the same position and the same subject matter was first brought in Switzerland, or adjudicated in Switzerland, or that it was earlier adjudicated in a third state and this decision is recognizable in Switzerland.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases Pentair, Inc. made of its common stock during the third quarter of 2012:

	(1)	(2)	(3)	(4)
Period	Number of Shares Purchased	Average Price Paid per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 to July 28	947	$42.96	—	$25,000,000
July 29 to August 25	5,763	$43.38	—	$25,000,000
August 26 to September 29	4,040	$42.98	—	$—

Total	10,750		—

(1)	The purchases in this column represent shares deemed surrendered to Pentair, Inc. by participants in its Omnibus Stock Incentive Plan and Outside Directors Nonqualified Stock Option Plan (the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(2)	The average price paid in this column includes shares deemed surrendered to Pentair, Inc. by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(3)	The number of shares in this column represents the number of shares repurchased as part of Pentair, Inc.’s publicly announced plan to repurchase shares of its common stock up to a maximum dollar limit of $25 million.

(4)	In December 2011, the Pentair, Inc. board of directors authorized the repurchase of shares of Pentair, Inc.’s common stock up to a maximum dollar limit of $25 million. This authorization terminated on September 28, 2012 in connection with the closing of the Merger.

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization. As of September 29, 2012, we had not made any repurchases under these authorizations.

Subsequent to September 29, 2012, we repurchased approximately 2.4 million of our common shares for approximately $105 million under these authorizations.

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

Pentair Ltd. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
In thousands	2011	2010	2009

Net income before noncontrolling interest	$38,521	$202,321	$116,200
Other comprehensive income (loss), net of tax
Cumulative translation adjustment	(93,706)	(32,706)	35,528
Change in market value of derivative financial instruments, net of taxes of $2,884, $229 and ($2,323), respectively	4,375	310	3,585
Adjustment in retirement liability, net of taxes of ($26,650), ($8,159) and $164, respectively	(41,683)	(12,762)	256
Other comprehensive income (loss), net of tax	(131,014)	(45,158)	39,369
Comprehensive income (loss)	(92,493)	157,163	155,569
Less: Comprehensive income (loss) attributable to noncontrolling interest	2,184	2,274	(7,136)
Comprehensive income (loss) attributable to Pentair Ltd.	$(94,677)	$154,889	$162,705

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2012.

PENTAIR LTD.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended September 29, 2012

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).

2.2	Amendment No. 1, dated as of July 25, 2012, to the Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on July 31, 2012 (File No. 000-04689)).

2.3	Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.1	Amended and Restated Articles of Association of Pentair Ltd. (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.2	Organizational Regulations of Pentair Ltd. (Incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.1	Indenture, dated as of September 24, 2012, among Tyco Flow Control International Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.2	First Supplemental Indenture, dated as of September 24, 2012, among Tyco Flow Control International Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.3	Second Supplemental Indenture, dated as of September 24, 2012, among Tyco Flow Control International Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.4	Exchange and Registration Rights Agreement, among Tyco Flow Control International Finance S.A., Pentair Ltd., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bancorp Investments, Inc. (as representatives of the several Purchasers), dated as of September 24, 2012 (Incorporated by reference to Exhibit 4.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.5	Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.6	Credit Agreement, dated as of September 21, 2012 among Pentair, Inc., certain of its affiliates and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 24, 2012 (File No. 000-04689)).

10.1	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2	Form of Indemnification Agreement for directors and executive officers of Pentair Ltd. (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.3	Form of Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.4	Pentair Ltd. 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 4.3 in the Registration Statement on Form S-3 of Pentair Ltd. filed with the Commission on September 28, 2012 (Reg. No. 333-184149)).

10.5	Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.6	Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.7	Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.8	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.9	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.10	Pentair Ltd. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.11	Pentair Ltd. Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.12	Pentair Ltd. Outside Directors Nonqualified Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.13	Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.14	Pentair Ltd. Compensation Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.15	Pentair Ltd. Employee Stock Purchase and Bonus Plan (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.16	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.17	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.18	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.17 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 29, 2012 and October 1, 2011, (ii) the Condensed Consolidated Balance Sheets as of September 29, 2012, December 31, 2011 and October 1, 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2012 and October 1, 2011, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 29, 2012 and October 1, 2011, and (v) Notes to Condensed Consolidated Financial Statements.