Form 10-K
period 2012-12-31
PENTAIR LTD
filed 2013-02-26
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-11625

Pentair Ltd.

(Exact name of Registrant as specified in its charter)

Switzerland	98-1050812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

Freier Platz 10, 8200 Schaffhausen, Switzerland
(Address of principal executive offices)

Registrant’s telephone number, including area code: 41-52-630-48-00

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, CHF 0.50 par value	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $38.28 per share as reported on the New York Stock Exchange on June 29, 2012 (the last business day of Registrant’s most recently completed second quarter): $3,624,092,524

The number of shares outstanding of Registrant’s only class of common stock on December 31, 2012 was 206,137,460.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on April 29, 2013, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair Ltd.

Annual Report on Form 10-K

For the Year Ended December 31, 2012

PART I

ITEM 1.    BUSINESS

GENERAL

Pentair Ltd. is a focused diversified industrial manufacturing company comprising three reporting segments: Water & Fluid Solutions, Valves & Controls and Technical Solutions. Water & Fluid Solutions designs, manufactures, markets and services innovative water management and fluid processing products and solutions. Valves & Controls designs, manufactures, markets and services valves, fittings, automation and controls and actuators. Technical Solutions designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.

Pentair Strategy

Our strategy is to drive sustainable, profitable growth and return on invested capital improvements through:

•

building operational excellence through the Pentair Integrated Management System consisting of strategy deployment, lean enterprise and Rapid Growth Process, which is our process to drive organic growth;

•	driving long-term growth in sales, operating income and cash flows, through growth and productivity initiatives along with acquisitions;
•	developing new products and enhancing existing products;
•	penetrating attractive growth markets, particularly outside of the United States;
•	expanding multi-channel distribution; and
•	proactively managing our business portfolio for optimal value creation, including consideration of new business platforms.

Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair Ltd. and its consolidated subsidiaries. We are a Swiss corporation limited by shares that was formed in 2000. We are the successor to Pentair, Inc., a Minnesota corporation formed in 1966 and our wholly-owned subsidiary, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

HISTORY AND DEVELOPMENT

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger (as defined below), “Flow Control”), took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc.

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

Our registered principal office is located at Freier Platz 10, 8200 Schaffhausen, Switzerland. Our management office in the United States is located at 5500 Wayzata Boulevard, Suite 800, Minneapolis, Minnesota.

BUSINESS AND PRODUCTS

Reporting segment and geographical financial information is contained in ITEM 8, Note 17 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

WATER & FLUID SOLUTIONS

The Water & Fluid Solutions segment designs, manufactures, markets and services innovative water management and fluid processing products and solutions. In select geographies, Water & Fluid Solutions offers a wide variety of pumps, valves and pipes for water transmission applications. The Flow Technologies, Filtration & Process, Aquatic Systems and Water & Environmental Systems Global Business Units (“GBUs”) comprise this segment.

Water & Fluid Solutions offers a comprehensive product suite that addresses a broad array of fluid handling needs, with products ranging from energy-efficient pumps and point-of-use filtration to engineered pumps and fluid processing systems, applicable for a wide range of residential/commercial construction, industrial, infrastructure and food and beverage industry applications. In addition to these products, the Water & Fluid Solutions segment markets specialty products for environmental (emissions monitoring, water flow and quality monitoring and dust filter cleaning systems), instrumentation (manifolds, enclosures and isolation valves) and other applications, including entire water and wastewater transmission and distribution systems. Significant brands include Aurora, Berkeley, Everpure, Fairbanks Nijhuis™, Kreepy Krauly, Onga™, Pentair, Pentair Pool Products, Pentair Water Pool and Spa, STA-RITE, SHURflo, X-Flow, Sintakote and Sintaloc. Water & Fluid Solutions products are sold through wholesale and retail distributors, original equipment manufacturers, home and pool builders, home centers and directly to end-users.

Customers

Water & Fluid Solutions customers include businesses engaged wholesale and retail distribution in the residential & commercial, food & beverage, infrastructure, industrial and energy verticals. Customers also include end-users and consumers in the residential & commercial vertical.

Seasonality

We experience seasonal demand with several customers and end-users within Water & Fluid Solutions. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.

Competition

Water & Fluid Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in Flow Technologies focuses on brand names, product performance (including energy-efficient offerings), quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps, competition focuses on performance to meet required specifications, service and price. Competition in Filtration & Process focuses on product performance and design, quality, delivery and price. For Aquatic Systems, competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. Competition in Water & Environmental Systems focuses on price, quality, product performance and the ability to provide turnkey system solutions. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also contribute to our continuing market penetration.

VALVES & CONTROLS

The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the industrial, food & beverage, infrastructure and energy verticals and operates as a stand-alone GBU.

Valve products include a broad range of industrial valves, including on-off valves, safety relief valves and other specialty valves. Actuation products include pneumatic, hydraulic and electric actuators. Control products include limit switches, solenoid valves, valve positioners, network systems and accessories.

Valves & Controls products are used in many applications including chemical, petrochemical, oil and gas, power generation, mining, food and beverage, pulp and paper, wastewater and commercial irrigation. Valves & Controls also provides engineering, design, inspection, maintenance and repair services for its valves and related products. The product line is sold under many trade names, including Biffi, Keystone, Vanessa, Anderson Greenwood and Crosby globally via its internal sales force and in some cases through a network of independent distributors.

Customers

Valves & Controls customers include businesses engaged in a wide range of applications within the energy, infrastructure, industrial and food & beverage verticals. Customers include end-users as well as engineering, procurement and construction companies, contractors, original equipment manufacturers and distributors.

Seasonality

Valves & Controls is not significantly affected by seasonal demand fluctuations.

Competition

The flow control industry is highly fragmented, consisting of many local and regional companies and a few global competitors. We compete against a number of international, national and local manufacturers of industrial valves, as well as against specialized manufacturers on the basis of product capability, product quality, breadth of product line, delivery, service capability and price. Our major competitors vary by region and by industry.

TECHNICAL SOLUTIONS

The Technical Solutions segment designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. The Equipment Protection and Thermal Management GBUs comprise this segment.

Technical Solutions products include mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes and thermal management systems including heat tracing, snow melting/de-icing and temperature management equipment. Technical Solutions products are produced globally.

The portfolio of products serves a range of industries, including use in industrial, residential & commercial, food & beverage and energy and industrial infrastructure verticals. Brand names for Technical Solutions offerings include Hoffman, Schroff, Raychem and Tracer. Technical Solutions products are sold largely through a global network of independent distributors and are highly engineered and sold on a project basis via a network of sales and service professionals.

Customers

Technical Solutions customers include electrical distributors, data center contractors, original equipment manufacturers, contractors mainly of greenfield developments and maintenance contractors. Technical Solutions has been able to develop a global installed base of customers.

Seasonality

Technical Solutions is not significantly affected by seasonal demand fluctuations.

Competition

Within Technical Solutions, Equipment Protection faces significant competition in the markets it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition and customer service are significant factors. However, consolidation, globalization and outsourcing are visible trends in the Equipment Protection marketplace and typically play to the strengths of a large and globally positioned supplier. The industries and markets served by the Thermal Management business are highly fragmented, comprising local markets and niches.

INFORMATION REGARDING ALL REPORTABLE SEGMENTS

Backlog of orders by segment

	December 31
In thousands	2012	2011	$ change	% change
Water & Fluid Solutions	$788,275	$368,008	$420,267	114.2%
Valves & Controls	1,412,489	—	1,412,489	—
Technical Solutions	290,353	109,757	180,596	164.5

Total	$2,491,117	$477,765	$2,013,352	421.4%

The Valves & Controls segment became effective with the Merger. Backlog from this segment consists of business in the energy and industrial verticals. Generally, backlog from the Valves & Controls segment has a longer manufacturing cycle and products typically ship within six to twelve months of the date on which a customer places an order. The increases in Water & Fluid Solutions and Technical Solutions backlogs resulted primarily from the Flow Control businesses as a result of the Merger. Backlog from these two segments typically has a shorter manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. A substantial portion of these revenues result from orders received and product delivered in the same month. We record as part of our backlog, all orders from external customers, which represent firm commitments and are supported by a purchase order or other legitimate contract. We expect most of our backlog from all segments at December 31, 2012 will be filled in 2013.

Research and development

We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2012, 2011 and 2010 were $93.6 million, $78.2 million and $67.2 million, respectively.

Environmental

Environmental matters are discussed in ITEM 3, ITEM 7 and ITEM 8, Note 18 of the Notes to Consolidated Financial Statements, included in this Form 10-K.

Raw materials

The principal materials used in the manufacturing of our products are electric motors, mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.

The materials used in the various manufacturing processes are purchased on the open market and the majority is available through multiple sources which are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.

Certain commodities, such as metals and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with price adjustment clauses for significant commodity market movements in certain circumstances. Prices for raw materials, such as metals and resins, may trend higher in the future.

Intellectual property

Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trademark, trade name or brand name.

Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the termination of patents, patent applications or license agreements to have a material adverse effect on our financial position, results of operations or cash flows.

Employees

As of December 31, 2012, we employed 29,700 people worldwide, of which 9,300 were in the United States and 15,000 were covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions have generally been good.

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

Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements – Insurance Subsidiary, included in this Form 10-K.

Available information

We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

You should carefully consider all of the information in this document and the following risk factors before making an investment decision regarding our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the actual outcome of matters as to which forward-looking statements are made in this document. While we believe we have identified and discussed below the material risks affecting us, there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be material that may adversely affect our business, financial condition, results of operations and cash flows in the future.

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

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions or investments may ultimately harm our business, financial condition, results of operations and cash flows, as such acquisitions may not be successful and may ultimately result in impairment charges.

We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.

The unaudited pro forma combined sales for Pentair, Inc. and Flow Control outside of the United States for the last twelve months ended December 31, 2012 accounted for 60% of our net sales, and we expect this percentage to be representative of our future sales mix. Further, most of our businesses obtain some products, components and raw materials from foreign suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global network of after-market service centers and manufacturing facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have an adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in foreign countries; and

•	changes in and required compliance with a variety of foreign laws and regulations.

Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.

The unaudited pro forma combined sales for Pentair, Inc. and Flow Control outside of the United States for the last twelve months ended December 31, 2012 accounted for 60% of our net sales, and we expect this percentage to be representative of our future sales mix. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our financial condition, results of operations and cash flows.

Our future revenue depends in part on the existence of and our ability to win new contracts for major capital projects.

An increasing portion of our revenue in our Thermal Management and Water & Environmental Systems GBUs is derived from major capital projects, including water pipeline and desalination projects in Water & Fluid Solutions. The number of such projects we may win in any year fluctuates, and is dependent upon the general availability of such projects and our ability to bid successfully for them. If negative market conditions arise, fewer such projects may be available, and if we fail to secure adequate financial arrangements or required governmental approvals we may not be able to pursue particular projects. Either condition could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Many of our customer contracts contain liquidated damages provisions in the event that we fail to perform our obligations thereunder in a timely manner or in accordance with agreed terms, conditions and standards. Liquidated damages provisions typically provide for a payment to be made by us to the customer if we fail to deliver a product or service on time. We generally try to limit our exposure to a maximum penalty within a contract. However, because our products are often components of large and complex systems or capital projects, if we incur liquidated damages they may materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could harm our business, financial condition, results of operations and cash flows.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material negative impact on our financial results.

We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2012 our goodwill and intangible assets were $6,804.2 million and represented 58% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

In the fourth quarter of 2012 and 2011, we completed our annual goodwill and intangible assets impairment reviews. As a result, we recorded a pre-tax non-cash impairment charge of $60.7 million for trade names intangibles and $200.5 million for goodwill in the fourth quarter of 2012 and 2011, respectively. These represent impairments of trade names in Water & Fluid Solutions and Technical Solutions in 2012. The impairment charge was the result of a rebranding strategy implemented in the fourth quarter of 2012. In 2011, the goodwill impairment occurred in Water & Fluid Solutions. The impairment charges resulted from changes in our forecasts in light of economic conditions and due to continued softness in the end-markets served by residential water treatment components.

We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.

As of December 31, 2012, 15,000 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

Seasonality of sales and weather conditions may adversely affect our financial results.

We experience seasonal demand in a number of markets within Water & Fluid Solutions and Technical Solutions. In the Aquatic Systems GBU of Water & Fluid Solutions, end-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. In the Flow Technologies GBU of Water & Fluid Solutions, demand for residential water supply products and agricultural products follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase in both Aquatic Systems and Flow Technologies is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Also in Water & Fluid Solutions, our Water & Environmental Systems GBU generally experiences increased demand during Australia’s prime agricultural seasons. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. The Thermal Management GBU in Technical Solutions generally experiences increased demand for products and services during the fall and winter months in the Northern Hemisphere. We cannot provide assurance that seasonality and weather conditions will not have a material adverse effect on our results of operations.

Our share price may fluctuate significantly.

We cannot predict the prices at which our common shares may trade. The market price of our common shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our operating results due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of us;

•	natural or other environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation, including asbestos claims, government investigations or environmental liabilities;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

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

Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of December 31, 2012. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

We currently record an estimated liability related to pending claims and future claims, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from historical claims experience and reflect our expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs or the methodology that we use to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that we will incur additional costs for asbestos claims filed beyond what we have currently recorded, we do not believe there is a reasonable basis for estimating those costs at this time. On a quarterly and annual basis, we review and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions. Such an update could result in a material change in such estimated assets and liabilities.

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

The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”), increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress and federal and state regulatory agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and this and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly those involved in the oil and gas, power generation, petrochemical processing or petroleum refining industries, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. In addition, new laws and regulations that might favor the increased use of non-fossil fuels, including nuclear, wind, solar and bio-fuels or that are designed to increase energy efficiency, could dampen demand for oil and gas production or power generation resulting in lower spending by customers for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

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

The benefits that are expected to result from the Merger will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the Merger. Our success in realizing these growth opportunities and cost synergies, and the timing of this realization, depends on the successful integration of the Pentair, Inc. and Flow Control businesses. Even if we are able to integrate the Pentair, Inc. and Flow Control businesses successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of the Pentair, Inc. and Flow Control businesses. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Merger may be offset by costs incurred or delays in integrating the businesses.

The integration of the Pentair, Inc. and Flow Control businesses following the Merger may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Pentair, Inc. and Flow Control businesses. These difficulties include:

•	the challenge of integrating the Pentair, Inc. and Flow Control businesses while carrying on the ongoing operations of each entity;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of the Pentair, Inc. and Flow Control businesses, which may prove to be incompatible;

•	the challenge and cost of integrating the information technology systems of the Pentair, Inc. and Flow Control businesses; and

•	the potential difficulty in retaining key executives and personnel of the Pentair, Inc. and Flow Control businesses.

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

Pentair, Inc. and Tyco received private letter rulings from the IRS in connection with the Distribution and the Merger regarding the U.S. federal income tax consequences of the Distribution and the Merger to the effect that, for U.S. federal income tax purposes: the Distribution will qualify as tax-free under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended (the “Code”), except for cash received in lieu of fractional shares; certain internal transactions undertaken in anticipation of the Distribution will qualify for favorable treatment under the Code; the Merger will qualify as a reorganization under Section 368(a) of the Code; certain anticipated post-closing transactions will not prevent the tax-free treatment of the Distribution or the Merger; and Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement with the IRS). In addition, Tyco received a legal opinion confirming the tax-free status of the Distribution for U.S. federal income tax purposes and Tyco and Pentair, Inc. received legal opinions to the effect that the Merger will qualify as a reorganization under section 368(a) of the Code and that Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement” with the IRS).

The private letter rulings and opinions relied on certain facts and assumptions, and certain representations and undertakings, from us, Tyco and Pentair, Inc. Notwithstanding the private letter rulings and the opinions, the IRS could determine on audit that the Distribution, the internal transactions or the Merger should be treated as taxable transactions if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the Distribution, the internal transactions or the Merger should be taxable for other reasons, including as a result of significant changes in share or asset ownership after the Merger.

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

Generally, Swiss withholding tax of 35% is due on dividends and similar distributions to Tyco’s shareholders, regardless of the place of residency of the shareholder. As of January 1, 2011, distributions to shareholders out of qualifying contributed surplus (Kapitaleinlage) accumulated on or after January 1, 1997 are exempt from Swiss withholding tax if certain conditions are met (Kapitaleinlageprinzip). Tyco has obtained a ruling from the Swiss Federal Tax Administration confirming that the Distribution qualifies as payment out of such qualifying contributed surplus and no amount will be withheld by Tyco when making the Distribution.

As a condition to closing of the Merger, Tyco obtained rulings from the Swiss Federal Tax Administration confirming: (i) that the Merger will be a transaction that is generally tax-free for Swiss federal, cantonal, and communal tax purposes (including with respect to Swiss stamp tax and Swiss withholding tax); (ii) the relevant Swiss tax base of an acquisition subsidiary of ours for Swiss tax (including federal and cantonal and communal) purposes; (iii) the relevant amount of capital contribution reserves (Kapitaleinlageprinzip) which will be exempt from Swiss withholding tax in the event of a distribution to our shareholders after the Merger; and (iv) that no Swiss stamp tax will be levied on certain post-Merger restructuring transactions.

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

We might not be able to engage in desirable strategic transactions and equity issuances because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.

Our ability to engage in desirable strategic transactions or equity issuances could be significantly limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution and certain related transactions. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level gain to Tyco under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Tyco’s shares are acquired or issued as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of our shares or Tyco’s shares within two years after the Distribution are generally presumed to be part of such a plan, although we or Tyco may be able to rebut that presumption. For purposes of this test, the Merger might be treated as part of such a plan or series of related transactions, but if so would not, by itself, cause the Distribution to be taxable to Tyco since Pentair, Inc. shareholders acquired less than 50% of our common shares in the Merger. The change in ownership resulting from the Merger, if treated as part of a plan or series of related transactions that includes the Distribution, would be aggregated with other acquisitions or issuances of our shares that occur as part of a plan or series of related transactions that include the Distribution in determining whether a 50% change in ownership has occurred. The process for determining whether a change of ownership has occurred under the tax rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If we do not carefully monitor our compliance with these rules, we could inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Tyco or ADT pursuant to the 2012 Tax Sharing Agreement.

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

Our accounting and other management systems and resources may not be adequately prepared to quickly integrate and update the financial reporting systems of the Flow Control business.

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

Our report on our internal control over financial reporting (“ICFR”) in the Annual Report on Form 10-K for the year ended December 31, 2012 includes a scope exception for the acquired Flow Control business because it is a significant acquisition for which our management would otherwise have had only three months to evaluate and implement ICFR.

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

In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of common shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.

Covenants in our debt instruments may adversely affect us.

Our credit agreements and indentures contain customary financial covenants. Our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse effect on our financial condition.

We may increase our debt or raise additional capital in the future, which could affect our financial condition, and may decrease our profitability.

As of December 31, 2012, we had $2.5 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Also, regardless of the terms of our financings, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See discussion under “We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”

Our leverage could have a material adverse effect on our business, financial condition or results of operations.

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

Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited statutory balance sheet. Distributable reserves are generally recorded either as “free reserves” or as “qualifying contributed surplus” (contributions received from shareholders) in “Capital contribution reserve.” Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. After the Merger, the amount available for future dividends or capital reductions from reserve from capital contributions on a Swiss withholding tax free basis is CHF 8.7 billion. We are awaiting approval from the Swiss tax authorities of the reserve from capital contributions. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax free basis in excess of that amount unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding tax. There can be no assurance that we will have sufficient distributable profits, free reserves, reserves from capital contributions or registered share capital to pay a dividend or effect a capital reduction or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.

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

Although we may follow a share repurchase process for future share repurchases, if any, similar to a “second trading line” on the SIX Swiss Exchange in which Swiss institutional investors sell shares to us and are generally able to receive a refund of the Swiss withholding tax, if we are unable to use this process successfully, we may not be able to repurchase shares for the purposes of capital reduction without triggering Swiss withholding tax if and to the extent that the repurchase of shares is made out of retained earnings or other taxable reserves. No withholding tax would be applicable if and to the extent that tax-free qualifying contributed surplus is attributable to the share repurchase.

Changes in the U.S. dollar/Swiss franc exchange rate could limit the amount of dividends authorized on our common shares, and there can be no assurance that we will be able to continue to pay dividends on our common shares.

Prior to the consummation of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay quarterly cash dividends through the first annual general meeting of our shareholders in 2013. The authorization provides that a dividend will be made out of our “contributed surplus” equity position in our statutory accounts to our shareholders in the amount of $0.23 for the second quarter of 2013. The deduction to our contributed surplus in our statutory accounts, which is required to be made in Swiss francs, will be determined based on the aggregate amount of the dividend and will be calculated based on the U.S. dollar/Swiss franc exchange rate in effect on September 14, 2012. The U.S. dollar amount of the dividend will be capped at an amount such that the aggregate reduction to our contributed surplus will not exceed 240 million Swiss francs. To the extent that a dividend payment would exceed the cap, the U.S. dollar per share amount of the current or future dividends will be reduced on a pro rata basis so that the aggregate amount of all dividends paid does not exceed the cap. In addition, the aggregate reduction in contributed surplus will be increased for any shares issued, and decreased for any shares acquired, after September 14, 2012 and before the record date for the applicable dividend payment.

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

Original actions against persons in Switzerland based solely upon the U.S. federal or state securities laws are governed, among other things, by the principles set forth in the Swiss Federal Act on Private International Law. This statute provides that the application of provisions of non-Swiss law by the courts in Switzerland shall be precluded if the result was incompatible with Swiss public policy. Also, mandatory provisions of Swiss law may be applicable regardless of any other law that would otherwise apply.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal office is located in leased premises in Schaffhausen, Switzerland, and our management office in the United States is located in leased premises in Golden Valley, Minnesota. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices.

We carry out our Water & Fluid Solutions manufacturing operations at 26 plants located throughout the United States and at 34 plants located in 17 other countries. In addition, Water & Fluid Solutions has 55 distribution facilities and 58 sales offices located in numerous countries throughout the world.

We carry out our Valves & Controls manufacturing operations at 11 plants located throughout the United States and 52 plants located in 20 other countries. In addition, Valves & Controls has 51 distribution facilities and 90 sales offices located in numerous countries throughout the world.

We carry out our Technical Solutions manufacturing operations at 10 plants located throughout the United States and 13 plants located in 11 other countries. In addition, Technical Solutions has 20 distribution facilities and 42 sales offices located in numerous countries throughout the world.

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

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.

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

As of December 31, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of December 31, 2012. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

Our estimated liability for asbestos-related claims was $234.6 million and $0.6 million as of December 31, 2012 and 2011, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $157.4 million at December 31, 2012, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets. We had no estimated receivable for insurance recoveries as of December 31, 2011.

Environmental Matters

We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. We are responsible, or alleged to be responsible, for ongoing environmental investigation and/or remediation of sites in several countries. These sites are in various stages of investigation and/or remediation and at some of these sites our liability is considered de minimis. We received notification from the U.S. Environmental Protection Agency and from similar state and non-U.S. environmental agencies that several sites formerly or currently owned and/or operated by us, and other properties or water supplies that may be or may have been impacted from those operations, contain disposed or recycled materials or waste and require environmental investigation and/or remediation. Those sites include instances where we have been identified as a potentially responsible party under U.S. federal, state and/or non-U.S. environmental laws and regulations. For several formerly owned businesses, we have also received claims for indemnification from purchasers of these businesses.

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $35.9 million and $1.5 million as of December 31,

2012 and 2011, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Product liability claims

We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. See discussion in ITEM 1 and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements — Insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. In 2004, we disposed of the Tools Group and we retained responsibility for certain product claims. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Current executive officers of Pentair Ltd., their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience

Randall J. Hogan	57	Chief Executive Officer since January 2001 and Chairman of the Board since May 2002; President and Chief Operating Officer, December 1999 — December 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, March 1998 — December 1999; United Technologies Carrier Transicold President 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager 1994 — 1995; General Electric various executive positions 1988 — 1994; McKinsey & Company consultant 1981 — 1987.

Michael V. Schrock	60	President and Chief Operating Officer since September 2006; President and Chief Operating Officer of Filtration and Technical Solutions, October 2005 — September 2006; President and Chief Operating Officer of Enclosures, October 2001 — September 2005; President, Pentair Water Technologies — Americas, January 2001 — October 2001; President, Pentair Pump and Pool Group, August 2000 — January 2001; President, Pentair Pump Group, January 1999 — August 2000; Vice President and General Manager, Aurora, Fairbanks Morse and Pentair Pump Group International, March 1998 — December 1998; Divisional Vice President and General Manager, Honeywell International Inc., 1994 — 1998.

John L. Stauch	48	Executive Vice President and Chief Financial Officer since February 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., July 2005 — February 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., January 2004 — July 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., July 2002 — January 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., April 2000 — April 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.

Frederick S. Koury	52	Senior Vice President, Human Resources, since August 2003; Vice President of Human Resources at Limited Brands, September 2000 — August 2003; PepsiCo, Inc., various executive positions, June 1985 — September 2000.

Angela D. Lageson	44	Senior Vice President, General Counsel and Secretary since February 2010; Assistant General Counsel, November 2002 — February 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., January 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. October 1996 — January 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996.

Todd R. Gleason	42	Senior Vice President, Growth since January 2013; President, Integration and Standardization, March 2012 — January 2013; Vice President, Marketing & Strategy June 2010 — March 2012; Vice President, Investor Relations and Business Analysis and Planning, June 2007 — June 2010; Director of Investor Relations with American Standard (now Ingersoll Rand), January 2005 — June 2007; Various business leadership positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1998 — 2005.

Michael G. Meyer	54	Vice President, Treasurer since September 2012; Vice President of Treasury and Tax April 2004 – September 2012; Treasurer, January 2002 — March 2004; Assistant Treasurer, September 1994 — December 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), August 1985 — August 1994.

Mark C. Borin	45	Corporate Controller and Chief Accounting Officer since March 2008; Partner in the audit practice of the public accounting firm KPMG LLP, June 2000 — March 2008; Various positions in the audit practice of KPMG LLP, September 1989 — June 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed for trading on the New York Stock Exchange and trade under the symbol “PNR.” As of December 31, 2012, there were 21,033 shareholders of record.

The high, low and closing sales price for our common shares and the dividends paid for each of the quarterly periods for 2012 and 2011 were as follows:

	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$48.77	$47.59	$45.21	$49.50	$38.97	$41.38	$42.43	$38.62
Low	33.88	36.31	37.43	40.30	34.85	36.74	29.73	30.38
Close	47.61	38.28	44.51	49.15	38.00	41.27	32.01	33.29
Dividends paid	0.22	0.22	0.22	0.22	0.20	0.20	0.20	0.20

Pentair has paid 148 consecutive quarterly dividends and has increased dividends each year for 36 consecutive years.

Future dividends on our common shares or reductions of registered share capital for distribution to shareholders, if any, must be approved by our shareholders. We expect to obtain shareholder approval of the annual dividend amount out of contributed surplus each year at our annual general meeting, and we expect to distribute the approved dividend amount in four quarterly installments, on dates determined by our Board of Directors. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.

Share Performance Graph

The following information under the caption “Share Performance Graph” in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934 and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The following graph sets forth the cumulative total shareholder return on our common shares for the last five years, assuming the investment of $100 on December 31, 2007 and the reinvestment of all dividends since that date to December 31, 2012. The graph also contains for comparison purposes the S&P 500 Index, the S&P 500 Industrials Index and the S&P MidCap 400 Index, assuming the same investment level and reinvestment of dividends.

By virtue of our market capitalization, we are a component of the S&P 500 Index. Prior to the Merger, we used the S&P MidCap 400 Index as a comparison because we had not found a readily identifiable peer group and using a published industry index would have skewed results by including significantly larger companies. After the Merger, on the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December 2007	INDEXED RETURNS Years ended December 31
Company / Index		2008	2009	2010	2011	2012
Pentair Ltd.	100	69.44	97.38	112.61	104.90	158.20
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Industrials	100	60.08	72.65	92.07	91.53	105.58
S&P MidCap 400 Index	100	63.77	87.61	110.94	109.02	128.51

Purchases of Equity Securities

The following table provides information with respect to purchases we made of our common shares during the fourth quarter of 2012:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
September 30 – October 27, 2012	2,391,851	$43.25	2,311,900	$1,100,059,133
October 28 – November 24, 2012	1,891,644	44.91	1,891,600	1,015,099,184
November 25 – December 31, 2012	3,100,640	48.34	3,087,578	865,840,803

Total	7,384,135		7,291,078

(a)	The purchases in this column include 79,951 shares for the period September 30 – October 27, 2012, 44 shares for the period October 28 – November 24, 2012, and 13,062 shares for the period November 25 – December 31, 2012 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase shares of our common stock up to a maximum dollar limit of $1,200 million. The purchases in this column include 500,000 shares for the period November 25 – December 31, 2012 repurchased from the Master Trust (“the Trust”) for our U.S. pension plans. These shares were repurchased in a single transaction and represented all of our shares held by the Trust.

(d)	Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial data from continuing operations for the five years ended December 31, 2012. All periods presented have been revised, as applicable, for a retrospective change in accounting principle for recognizing pension and other post-retirement plan expense. See ITEM 8, Note 3 of the Notes to Consolidated Financial Statements for additional information.

	Years ended December 31
In thousands, except per-share data	2012	2011	2010	2009	2008

Consolidated statements of operations and comprehensive income (loss) data
Net sales	$4,416,146	$3,456,686	$3,030,773	$2,692,468	$3,351,976
Operating income (loss)	(43,119)	100,203	312,983	219,060	214,813
Net income (loss) from continuing operations attributable to Pentair Ltd.	(107,186)	(7,450)	185,539	114,970	189,341

Per-share data
Basic:
Earnings (loss) per share from continuing operations attributable to Pentair Ltd.	$(0.84)	$(0.08)	$1.89	$1.18	$1.93
Weighted average shares	127,368	98,233	98,037	97,415	97,887
Diluted:
Earnings (loss) per share from continuing operations attributable to Pentair Ltd.	$(0.84)	$(0.08)	$1.87	$1.16	$1.91
Weighted average shares	127,368	98,233	99,294	98,522	99,068
Cash dividends declared and paid per common share	$0.88	$0.80	$0.76	$0.72	$0.68
Cash dividends declared and unpaid per common share	0.46	—	—	—	—

Consolidated balance sheets data
Total assets	$11,795,311	$4,586,313	$3,973,533	$3,911,334	$4,053,213
Total debt	2,457,374	1,309,087	707,472	805,637	954,092
Total equity	6,483,357	2,047,392	2,205,032	2,126,340	2,020,069

Factors Affecting Comparability of our Selected Financial Data

For periods prior to 2012, the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows include the historical results of Pentair, Inc. Following the consummation of the Merger on September 28, 2012, the consolidated financial statements include the results of Flow Control.

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

Forward-looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair Ltd. assumes no obligation, and disclaims any obligation, to update the information contained in this report.

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

Prior to the spin-off, Tyco engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger (as defined below), Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of 110,898,934 of our common shares to Tyco’s shareholders. Immediately following the Distribution, an indirect, wholly-owned subsidiary of ours merged with and into Pentair, Inc., with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). At the effective time of the Merger, each Pentair, Inc. common share was converted into the right to receive one of our common shares, resulting in 99,388,463 of our common shares being issued to Pentair, Inc. shareholders. The Merger is intended to be tax-free for U.S. federal income tax purposes. After the Merger, our common shares are traded on the New York Stock Exchange under the symbol PNR. Tyco equity-based awards held by Flow Control employees and certain Tyco employees and directors outstanding prior to the completion of the Distribution were converted in connection with the Distribution into equity-based awards with respect to our common shares and were assumed by us. Pentair, Inc. equity-based awards outstanding prior to the completion of the Merger were converted upon completion of the Merger into equity-based awards with respect to our common shares and were assumed by us. The total purchase price for Flow Control was $4.9 billion, consisting of $4.8 billion of common shares issued to Tyco shareholders, $0.5 million of cash paid to Tyco shareholders in lieu of fractional shares, and $92.3 million in replacement equity-based awards to holders of Tyco equity-based awards. The Merger is accounted for under the acquisition method of accounting with Pentair, Inc. treated as the acquirer.

Following the Merger, we are a diversified industrial manufacturing company comprising three reporting segments: Water & Fluid Solutions, Valves & Controls and Technical Solutions. We classify our continuing operations into business segments based primarily on types of products offered and markets served:

•

The Water & Fluid Solutions segment designs, manufactures, markets and services innovative water management and fluid processing products and solutions. In select geographies, Water & Fluid Solutions offers a wide variety of pumps, valves and pipes for water transmission applications. The Flow Technologies, Filtration & Process, Aquatic Systems and Water & Environmental Systems GBUs comprise this segment.

•	The Valves & Controls segment designs, manufactures, markets, and services valves, fittings, automation and controls, and actuators and operates as a stand-alone GBU.

•

The Technical Solutions segment designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. The Equipment Protection and Thermal Management GBUs comprise this segment.

In 2012, Water & Fluid Solutions and Technical Solutions accounted for 70 percent and 30 percent of total revenues through the first nine months of the year, respectively. Water & Fluid Solutions, Valves & Controls and Technical Solutions accounted for 44 percent, 31 percent and 25 percent of total revenues during the fourth quarter of the year, respectively, reflecting our post-Merger revenue mix.

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

In the fourth quarter of 2012 and 2011, we completed our annual goodwill and intangible assets impairment reviews. As a result, we recorded a pre-tax non-cash impairment charge of $60.7 million for trade name intangibles and $200.5 million for goodwill in the fourth quarter of 2012 and 2011, respectively. These represent impairments of trade names across several of our reporting units in Water & Fluid Solutions and Technical Solutions in 2012. The impairment charges resulted from a rebranding strategy implemented in the fourth quarter of 2012. In 2011, the goodwill impairment occurred in Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions and continued softness in the end-markets served by residential water treatment components.

Key Trends and Uncertainties Regarding Our Existing Business

Our net sales for 2012 were $4.4 billion, and were composed of sales in our reporting segments, as follows: Water & Fluid Solutions – $2.6 billion, Valves & Controls – $0.6 billion and Technical Solutions – $1.2 billion.

The following trends and uncertainties affected our financial performance in 2012 and 2011, and will likely impact our results in the future:

•

Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operations for 2013 and beyond.

•	In the fourth quarter of 2011, as a result of economic conditions and continued softness in end markets, we recorded goodwill impairment charges of $200.5 million.

•

In September 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the amount and timing of anticipated growth opportunities and cost and tax synergies as described in ITEM 1A – Risk Factors

•

We identified specific market opportunities that we continue to pursue that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth would likely be limited.

•

End markets for new home building and new pool starts are showing signs of rebound from their historically low levels in 2007—2011. New product introductions, expanded distribution, channel penetration and a recovering housing market have resulted in volume increases for 2012.

•

Despite the overall strength of our end-markets, some of them have exhibited differing levels of volatility and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

•	Economic uncertainty in Western Europe has negatively impacted business results and may continue to do so for the foreseeable future.

•

Through 2011 and 2012, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2012 was $(21.0) million. The negative free cash flow resulted primarily from accelerated pension funding of $193.0 million, acquisition-related payments of $126.0 million and repositioning payments of $20.0 million. We expect to generate free cash flow in excess of 100 percent of our net income before noncontrolling interest in 2013. We are continuing to target reductions in working capital and particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources—Other financial measures” in this report for a reconciliation of our free cash flow.

In 2013, our operating objectives include the following:

•	Increasing our presence in fast growth regions and vertical focus to grow in those markets in which we have competitive advantages;

•	Optimizing our technological capabilities to increasingly generate innovative new products;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Focusing on developing global talent in light of our increased global presence; and

•	Integrating Pentair, Inc. and the Flow Control business.

We may seek to meet our objectives of expanding our geographic reach internationally and expanding our presence in our various channels to market by acquiring technologies and products to broaden our businesses’ capabilities to serve additional markets and through acquisitions. We may also consider the divestiture of discrete business units to further focus our businesses on our most attractive markets.

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the year-over-year changes were as follows:

In thousands	2012	2011	$ change	% change	2011	2010	$ change	% change
Net sales	$4,416,146	$3,456,686	$959,460	27.8%	$3,456,686	$3,030,773	$425,913	14.1%

Net sales by segment and year-over-year changes were as follows:

				2012 vs. 2011		2011 vs. 2010
In thousands	2012	2011	2010	$ change	% change	$ change	% change
Water & Fluid Solutions	$2,638,403	$2,369,804	$2,041,281	$268,599	11.3%	$328,523	16.1%
Valves & Controls	546,707	—	—	546,707	— %	—	— %
Technical Solutions	1,231,036	1,086,882	989,492	144,154	13.3%	97,390	9.8%

Total	$4,416,146	$3,456,686	$3,030,773	$959,460	27.8%	$425,913	14.1%

The components of the net sales change were as follows:

	2012 vs. 2011				2011 vs. 2010
Percentages	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total	Water & Fluid Solutions	Technical Solutions	Total
Volume	0.7	—	(5.2)	(1.0)	2.4	6.2	3.7
Acquisition	10.1	100.0	18.0	28.3	11.5	—	7.7
Price	1.5	—	1.5	1.5	1.0	1.9	1.3
Currency	(1.0)	—	(1.0)	(1.0)	1.2	1.7	1.4

Total	11.3	100.0	13.3	27.8	16.1	9.8	14.1

Consolidated net sales

The 27.8 percentage point increase in consolidated net sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $886.5 million and higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth in Water & Fluid Solutions primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American residential housing market and other global markets;

•	continued sales growth in fast growth regions including in Latin America and Eastern Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	decreases in Technical Solutions sales volume in Western Europe and in the infrastructure vertical; and

•	unfavorable foreign currency effects.

The 14.1 percentage point increase in consolidated net sales in 2011 from 2010 was primarily the result of:

•	higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth in Water & Fluid Solutions primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American residential housing market and other global markets;

•	higher sales within the industrial and energy verticals by Technical Solutions;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011; and

•	lower sales within the infrastructure vertical by Technical Solutions.

Water & Fluid Solutions

The 11.3 percentage point increase in Water & Fluid Solutions sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $144.2 million and higher sales volume related to the May 2011 acquisition of CPT;

•

organic sales growth primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American residential housing market in our residential & commercial vertical and other global markets;

•	continued sales growth in fast growth regions including Latin America and Eastern Europe;

•	increased sales in our Aquatic Systems business driven by pool dealer expansion and continued strong demand for our energy efficient products and solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	Decreases in sales due to continued weakness in Western Europe and low flood-related product sales in the U.S. due to unusually dry weather; and

•	unfavorable foreign currency effects.

The 16.1 percentage point increase in Water & Fluid Solutions sales in 2011 from 2010 was primarily the result of:

•	higher sales volume as a result of the May 2011 acquisition of CPT;

•	organic sales growth primarily due to higher sales of certain pump, pool and filtration products;

•	continued sales growth in Latin America, India and emerging markets in the Asia Pacific region;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	2010 sales resulting from the Gulf Intracoastal Waterway Project which did not reoccur in 2011.

Valves & Controls

The Valves & Controls sales in 2012 was the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $546.7 million.

Technical Solutions

The 13.3 percentage point increase in Technical Solutions sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $195.6 million;

•	sales increases in our enclosures & cabinets businesses in the industrial vertical; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These decreases were partially offset by:

•	decreases in sales volume in Western Europe and the industrial vertical, including project delays; and

•	unfavorable foreign currency effects.

The 9.8 percentage point increase in Technical Solutions sales in 2011 from 2010 was primarily the result of:

•	an increase in sales in industrial, energy and infrastructure verticals;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales within the infrastructure vertical.

Gross profit

In thousands	2012	% of sales		2011	% of sales		2010	% of sales
Gross profit	$1,269,592	28.7%		$1,073,722	31.1%		$930,640	30.7%

Percentage point change		(2.4	)pts		0.4	pts

Gross Profit

The 2.4 percentage point decrease in gross profit as a percentage of sales in 2012 from 2011 was primarily the result of:

•	higher cost of goods sold in 2012 as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting; and

•	inflationary increases related to raw materials and labor costs.

These decreases were partially offset by:

•	cost savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices;

•	selective increases in selling prices in Water & Fluid Solutions and Technical Solutions to mitigate inflationary cost increases; and

•	higher cost of goods sold in 2011 as a result of the inventory fair market value step-up and customer backlog recorded as part of the CPT purchase accounting.

The 0.4 percentage point increase in gross profit as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher sales volumes in Water & Fluid Solutions and Technical Solutions and higher fixed cost absorption resulting from that volume;

•	savings generated from our PIMS initiatives, including lean and supply management practices; and

•	selective increases in selling prices in Water & Fluid Solutions and Technical Solutions to mitigate inflationary cost increases.

These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	higher cost of goods sold in 2011 as a result of a fair market value inventory step-up and customer backlog recorded as a part of the CPT purchase accounting.

Selling, general and administrative (SG&A)

In thousands	2012 (1)	% of sales		2011 (2)	% of sales		2010	% of sales
SG&A	$1,219,154	27.6%		$895,361	25.9%		$550,501	18.2%

Percentage point change		1.7	pts		7.7	pts

(1)	Includes trade name impairment charge of $60.7 million.
(2)	Includes goodwill impairment charge of $200.5 million.

The 1.7 percentage point increase in SG&A expense as a percentage of sales in 2012 from 2011 was primarily the result of:

•	“mark-to-market” actuarial losses related to pension and other post-retirement benefit plans for 2012 of $141.7 million, an increase of $73.4 million from 2011;

•	costs associated with the Merger, including $23.2 million in transaction advisory fees, $21.8 million of change of control costs and $34.1 million of other transaction costs;

•	restructuring actions taken in 2012;

•	trade name impairment charge of $60.7 million;

•	intangible asset amortization related to the Merger and to the May 2011 acquisition of CPT; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.

These increases were partially offset by:

•	nonrecurring goodwill impairment charge in 2011 of $200.5 million in Water & Fluid Solutions; and

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses.

The 7.7 percentage point increase in SG&A expense as a percentage of sales in 2011 from 2010 was primarily the result of:

•	goodwill impairment charge of $200.5 million in Water & Fluid Solutions;

•	integration costs and intangible asset amortization costs related to the May 2011 acquisition of CPT;

•	“mark-to-market” actuarial losses related to pension and other post-retirement benefit plans for 2011 of $68.3 million, an increase of $47.1 million from 2010;

•	restructuring actions taken in 2011;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010 which did not reoccur at the same levels in 2011;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	certain increases for labor and related costs.

These increases were partially offset by:

•	higher sales volumes in both Water & Fluid Solutions and Technical Solutions, which resulted in increased leverage on our fixed operating expenses.

Research and development (R&D)

In thousands	2012	% of sales		2011	% of sales		2010	% of sales
R&D	$93,557	2.1%		$78,158	2.3%		$67,156	2.2%

Percentage point change		(0.2	)pts		0.1	pts

The 0.2 percentage point decrease in R&D expense as a percentage of sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on the R&D spending; and

•	higher sales volumes in Water & Fluid Solutions which resulted in increased leverage on the R&D spending.

These decreases were partially offset by:

•	continued investments in the development of new products to generate growth.

The 0.1 percentage point increase in R&D expense as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher costs associated with the May 2011 acquisition of CPT; and

•	continued investments in the development of new products to generate growth.

These increases were partially offset by:

•	higher sales volumes in Water & Fluid Solutions and Technical Solutions, which resulted in increased leverage on the R&D expense spending.

Operating income - Water & Fluid Solutions

In thousands	2012	% of sales		2011	% of sales		2010	% of sales
Operating income - Water & Fluid Solutions	$168,043	6.4%		$58,311	2.5%		$231,588	11.3%

Percentage point change		3.9	pts		(8.8	)pts

The 3.9 percentage point increase in operating income for Water & Fluid Solutions as a percentage of net sales in 2012 from 2011 was primarily the result of:

•	goodwill impairment charge in 2011 of $200.5 million;

•	lower margin associated with the May 2011 acquisition of CPT, including the fair market value inventory step-up and customer backlog, intangible asset amortization and integration costs;

•	higher sales volume in Water & Fluid Solutions, which resulted in increased leverage of our fixed cost base;

•	continued sales growth in fast growth regions led by strength in Latin America, India and emerging markets in the Asia Pacific region;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost of goods sold including inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	trade name impairment charge of $49.1 million;

•	restructuring actions taken in 2012;

•	cost increases for certain raw materials and labor related costs; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.

The 8.8 percentage point decrease in operating income for Water & Fluid Solutions as a percentage of net sales in 2011 from 2010 was primarily the result of:

•	goodwill impairment charge of $200.5 million;

•	lower margin associated with the May 2011 acquisition of CPT, including the fair market value inventory step-up and customer backlog, intangible asset amortization and integration costs;

•	cost increases for certain raw materials and labor;

•	incremental restructuring actions taken in 2011;

•	insurance proceeds related to the Horizon litigation and other legal settlements received in 2010 which did not reoccur at the same levels in 2011; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.

These decreases were partially offset by:

•	higher sales volume in Water & Fluid Solutions, which resulted in increased leverage of our fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Operating loss - Valves & Controls

In thousands	2012	% of sales		2011	% of sales		2010	% of sales
Operating loss - Valves & Controls	$(76,843)	(14.1%)		$—	0.0%		$—	0.0%

Percentage point change		(14.1	)pts		-	pts

The operating loss for Valves & Controls in 2012 was the result of:

•

Valves & Controls operations subsequent to the Merger. Valves & Controls is a new reporting segment, effective with the Merger and as a result, 2012 operating loss represents the segment’s operating results for the fourth quarter of 2012; and

•	cost of goods sold including inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting.

Operating income - Technical Solutions

In thousands	2012	% of sales		2011	% of sales		2010	% of sales
Operating income - Technical Solutions	$165,017	13.4%		$185,240	17.0%		$151,533	15.3%

Percentage point change		(3.6	) pts		1.7	pts

The 3.6 percentage point decrease in operating income for Technical Solutions as a percentage of net sales in 2012 from 2011 was primarily the result of:

•	cost of goods sold including inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	trade name impairment charge of $11.6 million;

•	restructuring actions taken in 2012;

•	inflationary increases related to raw materials and labor related costs; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.

These decreases were offset by:

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

The 1.7 percentage point increase in operating income for Technical Solutions as a percentage of sales in 2011 from 2010 was primarily the result of:

•	higher sales volume, which resulted in increased leverage of our fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	cost increases for certain raw materials, such as carbon steel, as well as labor; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.

Net interest expense

In thousands	2012	2011	$ change	% change	2011	2010	$ change	% change
Net interest expense	$67,635	$58,835	$8,800	15.0%	$58,835	$36,116	$22,719	62.9%

The 15.0 percentage point increase in net interest expense in 2012 from 2011 was primarily the result of:

•	the impact of higher debt levels following the Merger;

This increase was partially offset by:

•	reduced overall interest rates in effect on our outstanding debt.

The 62.9 percentage point increase in net interest expense in 2011 from 2010 was primarily the result of:

•	the impact of higher debt levels following the May 2011 acquisition of CPT.

Loss on early extinguishment of debt

In October 2012, we redeemed the remaining outstanding aggregate principal of our 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and our 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions included make-whole premiums of $65.8 million. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which resulted in the reclassification of $3.4 million of previously unrecognized variable to fixed swap losses from Accumulated other comprehensive income (loss) (“AOCI”) to earnings in October 2012. All costs associated with the redemption were recorded as a Loss on the early extinguishment of debt including $0.6 million of unamortized deferred financing costs.

In December 2012, Pentair Finance S.A. (“PFSA”), completed an exchange offer pursuant to which it exchanged $373 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc. a wholly-owned, indirect subsidiary of the Company for a like amount of new 5.00% Senior Notes due 2021 of PFSA, plus $5.6 million in transaction-related costs which were recorded as a Loss on the early extinguishment of debt.

Provision (benefit) for income taxes

In thousands	2012	2011	2010
Income (loss) from continuing operations before income taxes and noncontrolling interest	$(183,965)	$43,266	$278,975
Provision (benefit) for income taxes	(79,353)	46,417	88,943
Effective tax rate	43.1%	107.3%	31.9%

The 64.2% percentage point decrease in the effective tax rate in 2012 from 2011 was primarily due to:

•	the unfavorable tax impact of the $200.5 million goodwill impairment charge in 2011.

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2011;

•	the mix of global earnings, including the impact of the Merger and the CPT acquisition; and

•	the favorable tax impact related to the 2012 exchange offer.

The decreases were partially offset by:

•	nonrecurring impacts of the Merger, including non-deductible transaction costs and loss of domestic manufacturing deduction tax benefits.

The 75.4 percentage point increase in the effective tax rate in 2011 from 2010 was primarily due to:

•	the unfavorable tax impact of the $200.5 million goodwill impairment charge in Water & Fluid Solutions. Excluding this item our tax rate would have been 27.0% in 2011.

The increases were partially offset by:

•	certain discrete items in 2011 that did not occur in 2010;

•	the mix of global earnings, and;

•	favorable benefits related to the May 2011 acquisition of CPT.

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

Operating activities

Cash provided by operating activities was $68.0 million in 2012 or $252.2 million lower than in 2011. The decrease in cash provided by operating activities was due primarily to accelerated contributions of pension and other post-retirement obligations.

Cash provided by operating activities was $320.2 million in 2011 or $49.8 million higher than in 2010. The increase in cash provided by operating activities was due primarily to an increase in net income before non-cash items, partially offset by increased working capital necessary to support revenue growth.

Investing activities

Net cash provided by investing activities was $375.6 million in 2012. Net cash used in investing activities was $808.1 million and $60.3 million in 2011 and 2010, respectively.

Acquisitions

In September 2012, we acquired $691.7 million of cash, in conjunction with the Merger.

In October 2012, we acquired, as part of Valves & Controls, the remaining 25% equity interest in Pentair Middle East Holding S.a.R.L. (“KEF”) for $100 million in cash.

Additionally, during 2012, we completed other small acquisitions in Water & Fluid Solutions with purchase prices totaling $121.2 million in cash, net of cash acquired.

In May 2011, we acquired as part of Water & Fluid Solutions, the CPT division of privately held Norit Holdings for $715.3 million.

Additionally, during 2011, we completed other small acquisitions in Water & Fluid Solutions with purchase prices totaling $21.6 million, consisting of $17.8 million in cash and $3.8 million as notes payable.

Capital expenditures

Capital expenditures in 2012, 2011 and 2010 were $94.5 million, $73.3 million and $59.5 million, respectively. The increase in capital expenditures in 2012 from 2011 is primarily due to the Merger. We anticipate capital expenditures for fiscal 2013 to be approximately $180 to $200 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.

Financing activities

Net cash used for financing activities was $232.3 million in 2012. Net cash provided by financing activities was $503.6 million in 2011. Net cash used for financing activities was $190.6 million in 2010. Cash used for financing activities in 2012 included payments of dividends, early debt termination fees and share repurchases, partially offset by net borrowings of long-term debt. Cash provided by financing activities in 2011 primarily relates to borrowings used to fund the CPT acquisition in May 2011, partially offset by repayments of long-term debt, dividend payments and share repurchases. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, payments of dividends, cash received/used for shares issued to employees, repurchase of common shares and tax benefits related to share-based compensation.

In December 2012, our wholly-owned subsidiary, Pentair Finance S.A. (“PFSA”), completed an exchange offer (the “Exchange Offer”) pursuant to which it exchanged $373 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc., a wholly-owned, indirect subsidiary of the Company (the “2021 Notes”) for a like amount of new 5.00% Senior Notes due 2021 of PFSA (the “New 2021 Notes”) plus $5.6 million in transaction-related costs. Upon completion of the Exchange Offer, $127 million in aggregate principal amount of 2021 Notes remained outstanding. The remaining 2021 Notes and New 2021 Notes are guaranteed as to payment by Pentair Ltd.

In November 2012, PFSA completed a private offering of $350 million aggregate principal amount of 1.35% Senior Notes due 2015 (the “2015 Notes”) and $250 million aggregate principal amount of 2.65% Senior Notes due 2019 (the “2019 Notes” and, collectively, the “2015/2019 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2015/2019 Notes. We used the net proceeds from the sale of the 2015/2019 Notes to repay commercial paper and for general corporate purposes.

In October 2012, we redeemed the remaining outstanding aggregate principal of our 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and our 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions included make-whole premiums of $65.8 million. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which resulted in the reclassification of $3.4 million of previously unrecognized variable to fixed swap losses from AOCI to earnings in October 2012. All costs associated with the redemption were recorded as a Loss on the early extinguishment of debt including $0.6 million of unamortized deferred financing costs.

In September 2012, PFSA, completed a private offering of $550 million aggregate principal amount of 3.15% Senior Notes due 2022 (the “2022 Notes”) and $350 million aggregate principal amount of 1.875% Senior Notes due 2017 (the “2017 Notes” and, collectively, the “2017/2022 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2017/2022 Notes. The 2017/2022 Notes remained outstanding after the Merger. A portion of the net proceeds from the 2017/2022 Notes offering were used to repay $435 million to Tyco in conjunction with the Distribution and the Merger.

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

In May 2011, Pentair, Inc. completed a public offering of $500 million aggregate principal amount of the 2021 Notes. Pentair, Inc. used the net proceeds from the offering of the 2021 Notes to finance in part the CPT acquisition in 2011. The 2021 Notes which remain outstanding subsequent to the Exchange Offer are guaranteed as to payment by Pentair Ltd.

In April 2011, Pentair, Inc. entered into a Fourth Amended and Restated Credit Agreement that provided for an unsecured, committed revolving credit facility (the “Former Credit Facility”) of up to $700 million, with multi-

currency sub-facilities to support investments outside the U.S. Borrowings under the Former Credit Facility bore interest at the rate of LIBOR plus 1.75%. We used borrowings under the Former Credit Facility to fund a portion of the CPT acquisition in 2011 and to repay $105 million of matured senior notes in May 2012. The Former Credit Facility was terminated in September 2012 in connection with the Merger and replaced by the Credit Facility, at which time the subsidiary guarantees in place under the Former Credit Facility ceased to exist.

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2012 and 2011, we had $424.7 million and $3.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $1,025.3 million as of December 31, 2012, which was not limited by any covenants contained in the Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements and to purchase the remaining 25% interest in KEF for $100 million as discussed in ITEM 8, Note 4 of the Notes to Consolidated Financial Statements.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $89.0 million, of which $3.0 million was outstanding at December 31, 2012. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the Merger and CPT acquisition we assumed certain capital leases with an outstanding balance of $23.8 million and $15.8 million at December 31, 2012 and 2011, respectively.

As of December 31, 2012, we have $143.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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

We paid dividends in 2012 of $112.4 million, or $0.88 per common share, compared with $79.5 million, or $0.80 per common share, in 2011 and $75.5 million, or $0.76 per common share in 2010. Prior to the completion of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay cash dividends of $0.23 per share on February 8, 2013 to shareholders of record on January 25, 2013 and $0.23 per share on

May 10, 2013, to shareholders of record on April 26, 2013 and we expect to continue paying dividends on a quarterly basis. We intend to seek authorization from our shareholders at our 2013 annual general meeting of shareholders to extend the increased dividend or increase the dividend for the remainder of 2013, which will mark the 37th consecutive year we have increased dividends.

Authorized shares

Our authorized share capital consists of 213.0 million common shares with a par value of CHF 0.50 per share. Our board of directors is authorized to increase the total share capital until September 14, 2014 by a maximum amount of 106.5 million shares. In addition, our share capital may be increased by:

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

Share repurchases

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. Under these authorizations, we repurchased 7,291,078 of our common shares in 2012 for $334.2 million.

Contractual obligations

The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In thousands	2013	2014	2015	2016	2017	Thereafter	Total
Debt obligations	$—	$65	$350,000	$—	$777,706	$1,305,793	$2,433,564
Capital lease obligations	3,096	3,171	6,036	1,236	1,236	9,035	23,810
Interest obligations on fixed-rate debt	59,850	60,238	60,238	55,513	55,513	187,375	478,727
Operating lease obligations, net of sublease rentals	52,306	40,190	28,785	20,715	16,322	31,831	190,149
Purchase obligations	26,198	3,200	—	—	—	—	29,398
Pension and other post-retirement plan contributions	33,200	38,800	38,800	30,300	17,200	189,600	347,900

Total contractual obligations, net	$174,650	$145,664	$483,859	$107,764	$867,977	$1,723,634	$3,503,548

The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure, and approximate timing of the transaction.

In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2012, variable interest rate debt was $428 million at a weighted average interest rate of 0.67%.

The estimated annual pension plan contribution amounts are intended to achieve fully funded status of our domestic qualified pension plan in accordance with the Pension Protection Act of 2006. Pension and other post-retirement plan contributions are based on an assumed U.S pension plan discount rate and an expected rate of return on plan assets of 3.75% for all periods.

The total gross liability for uncertain tax positions at December 31, 2012 is estimated to be $54.5 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2012, we had recorded $3.1 million for the possible payment of penalties and $19.5 million related to the possible payment of interest.

Other financial measures

In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income from continuing operations. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Years ended December 31
In thousands	2012	2011	2010
Net cash provided by operations	$67,960	$320,226	$270,376
Capital expenditures	(94,532)	(73,348)	(59,523)
Proceeds from sale of property and equipment	5,508	1,310	358

Free cash flow	$(21,064)	$248,188	$211,211

Off-balance sheet arrangements

At December 31, 2012, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 18 of the Notes to Consolidated Financial Statements could change in the future.

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

As of December 31, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of December 31, 2012. This amount was not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

Our estimated liability for asbestos-related claims was $234.6 million and $0.6 million as of December 31, 2012 and 2011, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $157.4 million at December 31, 2012, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets. We had no estimated receivable for insurance recoveries as of December 31, 2011.

Environmental Matters

We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. We are responsible, or alleged to be responsible, for ongoing environmental investigation and/or remediation of sites in several countries. These sites are in various stages of investigation and/or remediation and at some of these sites our liability is considered de minimis. We received notification from the U.S. Environmental Protection Agency and from similar state and non-U.S. environmental agencies that several sites formerly or currently owned and/or operated by us, and other properties or water supplies that may be or may have been impacted from those operations, contain disposed or recycled materials or waste and require environmental investigation and/or remediation. Those sites include instances where we have been identified as a potentially responsible party under U.S. federal, state and/or non-U.S. environmental laws and regulations. For several formerly owned businesses, we have also received claims for indemnification from purchasers of these businesses.

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $35.9 million and $1.5 million as of December 31, 2012 and 2011, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Product liability claims

We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Penwald, our captive insurance subsidiary. See discussion in ITEM 1 and ITEM 8, Note 2 of the Notes to Consolidated Financial Statements — Insurance subsidiary. Penwald records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. In 2004, we disposed of the Tools Group and we retained responsibility for certain product claims. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.

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

In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs.

As of December 31, 2012 and 2011, the outstanding value of bonds, letters of credit and bank guarantees totaled $493.2 million and $136.2 million, respectively.

NEW ACCOUNTING STANDARDS

See ITEM 8, Note 2 of the Notes to Consolidated Financial Statements, included in this form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 2 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2019 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 12.0% to 13.0% in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting segment that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

Impairment charge

We completed step one of our annual goodwill impairment evaluation during the fourth quarter for 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for 2012.

For the year ended December 31, 2011, we recorded a pre-tax non-cash impairment charge of $200.5 million as a result of our annual goodwill impairment test. This represented impairment of goodwill in Water & Fluid Solutions. The impairment charge resulted from changes in our forecasts in light of economic conditions prevailing in these markets and due to continued softness in the end-markets served by residential water treatment components.

Identifiable intangible assets

Our primary identifiable intangible assets include: customer relationships, trade names and trademarks, proprietary technology, backlog and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization. An impairment charge of $60.7 million was recorded in 2012, related to trade names. These charges were recorded in Impairment of trade names and goodwill in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment charge recorded in 2011 or 2010 for identifiable intangible assets.

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The impairment charge recorded in 2012 was the result of a rebranding strategy implemented in the fourth quarter of 2012.

At December 31, 2012 our goodwill and intangible assets were $6,804.2 million and represented 58% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our share price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Impairment of long-lived assets

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. There were no material impairment charges recorded related to long-lived assets in 2012, 2011 or 2010.

Percentage of completion revenue recognition

Revenue from certain long-term contracts is recognized over the contractual period under the percentage of completion (“POC”) method of accounting. Under this method, sales and gross profit are recognized as work is performed either based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts expended for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. These reviews have not resulted in adjustments that were significant to our results of operations. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement.

Pension and other post-retirement plans

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 14 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets.

Discount rate

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. plans of 3.67% in 2012, 5.05% in 2011 and 5.90% in 2010. The discount rates on our foreign plans ranged from 0.50% to 4.50% in 2012, 0.75% to 5.00% in 2011 and 0.75% to 5.40% in 2010. There are no other known or anticipated changes in our discount rate assumption that will impact our pension expense in 2013.

Expected rate of return

Our expected rate of return on plan assets for our U.S. plans was 7.5% for 2012 and 8.0% in 2011 and 8.5% in 2010. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. The expected rate of return on our non U.S. plans ranged from 1.0% to 4.6% in 2012, 0.25% to 5.20% in 2011 and 1.5% to 5.5% in 2010.

During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This is achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments is currently in progress. As equity investments are redeemed, proceeds are reinvested in fixed income instruments. After we have completed the transition, the U.S. pension plans will have in excess of 90 percent allocation to fixed income investments. As a result of the adoption of this investment strategy, we will be decreasing our expected return on assets for our funded U.S. pension plans to 3.75% in 2013, based on expectations of future market returns and the asset mix of the plans’ investments.

In the fourth quarter of 2012, we changed our method of recognizing actuarial gains and losses for pension and other post-retirement benefits for all of our benefit plans. Historically, we have recognized the actuarial gains and losses as a component of Equity on our Consolidated Balance Sheets on an annual basis and have amortized them into our operating results over the average future service period of the active employees of these plans, to the extent such gains and losses were outside of a corridor. We have elected to immediately recognize actuarial gains and losses in our operating results on the basis that it is preferable to accelerate the recognition of deferred gains and losses into income rather than to delay such recognition. Additionally, for purposes of calculating the expected return on plan assets, we will no longer use a calculated value for the market-related value of plan assets, but instead will use the actual fair value of our plan assets. These changes will improve transparency in our operating results by more quickly recognizing the effects of economic and interest rate conditions on plan obligations, investments and assumptions.

Under our new accounting method, we will recognize changes in the fair value of plan assets and net actuarial gains or losses annually in the fourth quarter each year. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, will be recorded on a quarterly basis as ongoing pension expense. We have applied this change retrospectively, adjusting all prior periods. See ITEM 8, Note 3 of the Notes to Consolidated Financial Statements for a presentation of our operating results before and after the application of this accounting change.

See ITEM 8, Note 14 of the Notes to Consolidated Financial Statements for further information regarding pension plans.

Loss contingencies

Accruals are recorded for various contingencies including legal proceedings, self-insurance and other claims that arise in the normal course of business. The accruals are based on judgment, the probability of losses and, where applicable, the consideration of opinions of internal and/or external legal counsel and actuarially determined estimates. Additionally, we record receivables from third party insurers when recovery has been determined to be probable.

We recognize asbestos-related liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Certain of these liabilities are subject to insurance coverage. Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. The process of estimating asbestos-related liabilities and the corresponding insurance recoveries receivable is complex and dependent primarily on our historical claim experience, estimates of potential future claims, our legal strategy for resolving these claims, the availability of insurance coverage, and the solvency and creditworthiness of insurers.

See ITEM 8, Note 18 of the Notes to Consolidated Financial Statements for further information regarding loss contingencies.

Income taxes

In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We currently have recorded valuation allowances that we will maintain until when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company’s financial condition, results of operations or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We perform reviews of our income tax positions on a quarterly basis and accrue for uncertain tax positions. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions in which we operate based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. As events change or resolution occurs, these liabilities are adjusted, such as in the case of audit settlements with taxing authorities. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. Periodically, we use derivative financial instruments to manage or reduce the impact of changes in interest rates. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.

Interest rate risk

Our debt portfolio as of December 31, 2012, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 83% fixed-rate debt and 17% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2012, a 100 basis point increase or decrease in interest rates would result in a $120.4 million decrease or a $130.1 million increase in fair value.

Based on the variable-rate debt included in our debt portfolio as of December 31, 2012, a 100 basis point increase in interest rates would result in a $4.2 million increase in interest incurred. A decrease in our interest rates on our variable-rate debt of 66.4 basis points (to zero) would result in a decrease in interest incurred of $2.8 million.

Foreign currency risk

We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of AOCI and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects net income.

ITEM	8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Pentair Ltd. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded from its assessment the internal control over financial reporting at Tyco Flow Control International Ltd. (“Flow Control”), which we merged with on September 28, 2012 and whose financial statements constitute 60 percent of total assets and 20 percent of total revenues in the consolidated financial statements as of and for the year ended December 31, 2012.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair Ltd.

We have audited the internal control over financial reporting of Pentair Ltd. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tyco Flow Control International Ltd. (“Flow Control”), which was acquired on September 28, 2012 and whose financial statements constitute 60 percent of total assets and 20 percent of total revenues on the consolidated financial statements as of and for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Flow Control.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2012 of the Company and our report dated February 26, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding changes in certain of the Company’s methods of accounting for defined benefit pension and other postretirement benefit costs.

[GRAPHIC ]

Minneapolis, Minnesota

February 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pentair Ltd.

We have audited the accompanying consolidated balance sheets of Pentair Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair Ltd. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its method of accounting for defined benefit pension and other post-retirement benefit plan costs in 2012. Such changes are reflected in the accompanying consolidated balance sheet as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2012.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

[GRAPHIC]

Minneapolis, Minnesota

February 26, 2013

Pentair Ltd. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In thousands, except per-share data	2012	2011	2010
Net sales	$4,416,146	$3,456,686	$3,030,773
Cost of goods sold	3,146,554	2,382,964	2,100,133

Gross profit	1,269,592	1,073,722	930,640
Selling, general and administrative	1,158,436	694,841	550,501
Research and development	93,557	78,158	67,156
Impairment of trade names and goodwill	60,718	200,520	—

Operating income (loss)	(43,119)	100,203	312,983
Other (income) expense
Loss on early extinguishment of debt	75,367	—	—
Equity income of unconsolidated subsidiaries	(2,156)	(1,898)	(2,108)
Interest income	(2,902)	(1,432)	(1,263)
Interest expense	70,537	60,267	37,379

Income (loss) from continuing operations before income taxes and noncontrolling interest	(183,965)	43,266	278,975
Provision (benefit) for income taxes	(79,353)	46,417	88,943

Income (loss) from continuing operations	(104,612)	(3,151)	190,032
Loss on disposal of discontinued operations, net of tax	—	—	(626)

Net income (loss) before noncontrolling interest	(104,612)	(3,151)	189,406
Noncontrolling interest	2,574	4,299	4,493

Net income (loss) attributable to Pentair Ltd.	$(107,186)	$(7,450)	$184,913

Net income (loss) from continuing operations attributable to Pentair Ltd.	$(107,186)	$(7,450)	$185,539

Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(104,612)	$(3,151)	$189,406
Changes in cumulative translation adjustment	35,830	(93,706)	(32,706)
Amortization of pension and other post-retirement prior service cost and transition obligation	(253)	(11)	153
Changes in market value of derivative financial instruments	(3,630)	4,375	310

Total comprehensive income (loss)	(72,665)	(92,493)	157,163
Less: Comprehensive income (loss) attributable to noncontrolling interest	3,988	2,184	2,274

Comprehensive income (loss) attributable to Pentair Ltd.	$(76,653)	$(94,677)	$154,889

Earnings (loss) per common share attributable to Pentair Ltd.
Basic
Continuing operations	$(0.84)	$(0.08)	$1.89
Discontinued operations	—	—	(0.01)

Basic earnings (loss) per common share	$(0.84)	$(0.08)	$1.88

Diluted
Continuing operations	$(0.84)	$(0.08)	$1.87
Discontinued operations	—	—	(0.01)

Diluted earnings (loss) per common share	$(0.84)	$(0.08)	$1.86

Weighted average common shares outstanding
Basic	127,368	98,233	98,037
Diluted	127,368	98,233	99,294

Dividends paid per common share	$0.88	$0.80	$0.76

See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31
In thousands, except share and per-share data	2012	2011
Assets
Current assets
Cash and cash equivalents	$261,341	$50,077
Accounts and notes receivable, net of allowances of $37,455 and $39,111, respectively	1,292,648	569,204
Inventories	1,380,271	449,863
Other current assets	326,108	168,691

Total current assets	3,260,368	1,237,835

Property, plant and equipment, net	1,224,488	387,525

Other assets
Goodwill	4,894,512	2,273,918
Intangibles, net	1,909,656	592,285
Other non-current assets	506,287	94,750

Total other assets	7,310,455	2,960,953

Total assets	$11,795,311	$4,586,313

Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$3,096	$4,862
Accounts payable	569,596	294,858
Employee compensation and benefits	295,067	118,413
Other current liabilities	670,162	223,708

Total current liabilities	1,537,921	641,841

Other liabilities
Long-term debt	2,454,278	1,304,225
Pension and other post-retirement compensation and benefits	378,066	280,389
Deferred tax liabilities	488,102	188,957
Other non-current liabilities	453,587	123,509

Total liabilities	5,311,954	2,538,921

Equity

Common shares CHF 0.50 par value, 213,000,000 authorized and issued at December 31, 2012; 250,000,000 shares authorized at December 31, 2011 and 98,622,564 shares issued and outstanding at December 31, 2011	113,454	47,526
Common shares held in treasury, 6,862,540 shares at December 31, 2012	(315,519)	—
Capital contribution reserve	5,283,835	457,754
Retained earnings	1,292,288	1,465,780
Accumulated other comprehensive income (loss)	(7,198)	(37,731)

Shareholders’ equity attributable to Pentair Ltd.	6,366,860	1,933,329
Noncontrolling interest	116,497	114,063

Total equity	6,483,357	2,047,392

Total liabilities and equity	$11,795,311	$4,586,313

See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
In thousands	2012	2011	2010
Operating activities
Net income (loss) before noncontrolling interest	$(104,612)	$(3,151)	$189,406
Adjustments to reconcile net income (loss) before noncontrolling interest to net cash provided by (used for) operating activities
Loss on disposal of discontinued operations	—	—	626
Equity income of unconsolidated subsidiaries	(2,156)	(1,898)	(2,108)
Depreciation	87,835	66,235	57,995
Amortization	75,957	41,897	26,184
Deferred income taxes	(146,896)	(5,583)	29,453
Share-based compensation	35,847	19,489	21,468
Impairment of trade names and goodwill	60,718	200,520	—
Loss on early extinguishment of debt	75,367	—	—
Excess tax benefits from share-based compensation	(4,976)	(3,310)	(2,686)
Pension and other post-retirement expense	167,536	84,345	34,098
Pension and other post-retirement contributions	(238,014)	(40,294)	(52,992)
Loss (gain) on sale of assets	(2,276)	933	466
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	55,720	1,348	(62,344)
Inventories	125,099	18,263	(44,495)
Other current assets	(6,696)	10,032	2,777
Accounts payable	(61,990)	(24,330)	55,321
Employee compensation and benefits	(81,313)	(20,486)	27,252
Other current liabilities	27,178	(7,954)	(795)
Other non-current assets and liabilities	5,632	(15,830)	(9,250)

Net cash provided by (used for) operating activities	67,960	320,226	270,376
Investing activities
Capital expenditures	(94,532)	(73,348)	(59,523)
Proceeds from sale of property and equipment	5,508	1,310	358
Acquisitions, net of cash acquired	470,459	(733,105)	—
Other	(5,858)	(2,943)	(1,148)

Net cash provided by (used for) investing activities	375,577	(808,086)	(60,313)
Financing activities
Net short-term borrowings	(3,700)	(1,239)	2,728
Proceeds from long-term debt	1,536,146	1,421,602	703,641
Repayment of long-term debt	(1,305,339)	(832,147)	(804,713)
Debt issuance costs	(9,704)	(8,973)	(50)
Debt extinguishment costs	(74,752)	—	—
Excess tax benefits from share-based compensation	4,976	3,310	2,686
Shares issued to employees, net of shares withheld	68,177	13,322	9,941
Repurchases of common shares	(334,159)	(12,785)	(24,712)
Dividends paid	(112,397)	(79,537)	(75,465)
Distribution to noncontrolling interest	(1,554)	—	(4,647)

Net cash provided by (used for) financing activities	(232,306)	503,553	(190,591)
Effect of exchange rate changes on cash and cash equivalents	33	(11,672)	(6,812)

Change in cash and cash equivalents	211,264	4,021	12,660
Cash and cash equivalents, beginning of year	50,077	46,056	33,396

Cash and cash equivalents, end of year	$261,341	$50,077	$46,056

See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries

Consolidated Statements of Changes in Equity

In thousands, except share	Common shares		Treasury shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Non- controlling
and per-share data	Number	Amount	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total
Balance - December 31, 2009	98,655,506	$47,530	—	$—	$441,719	$1,443,319	$79,520	$2,012,088	$114,252	$2,126,340
Net income	—	—	—	—	—	184,913	—	184,913	4,493	189,406

Change in cumulative translation adjustment	—	—	—	—	—	—	(30,487)	(30,487)	(2,219)	(32,706)

Amortization of pension and other post-retirement prior service cost and transition obligation, net of $111 tax	—	—	—	—	—	—	153	153	—	153

Changes in market value of derivative financial instruments, net of $229 tax	—	—	—	—	—	—	310	310	—	310

Tax benefit of share-based compensation	—	—	—	—	2,171	—	—	2,171	—	2,171
Dividends declared	—	—	—	—	—	(75,465)	—	(75,465)	—	(75,465)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(4,647)	(4,647)
Share repurchase	(726,777)	(350)	—	—	(24,362)	—	—	(24,712)	—	(24,712)

Exercise of options, net of 27,177 shares tendered for payment	651,331	314	—	—	14,612	—	—	14,926	—	14,926

Issuance of restricted shares, net of cancellations	(4,122)	(2)	—	—	708	—	—	706	—	706

Amortization of restricted shares	—	—	—	—	3,538	—	—	3,538	—	3,538

Shares surrendered by employees to pay taxes	(166,746)	(80)	—	—	(5,611)	—	—	(5,691)	—	(5,691)

Share-based compensation	—	—	—	—	10,703	—	—	10,703	—	10,703

Balance - December 31, 2010	98,409,192	$47,412	—	$—	$443,478	$1,552,767	$49,496	$2,093,153	$111,879	$2,205,032

Net income (loss)	—	—	—	—	—	(7,450)	—	(7,450)	4,299	(3,151)

Change in cumulative translation adjustment	—	—	—	—	—	—	(91,591)	(91,591)	(2,115)	(93,706)

Amortization of pension and other post-retirement prior service cost, net of $7 tax	—	—	—	—	—	—	(11)	(11)	—	(11)

Changes in market value of derivative financial instruments, net of $2,884 tax	—	—	—	—	—	—	4,375	4,375	—	4,375

Tax benefit of share-based compensation	—	—	—	—	3,868	—	—	3,868	—	3,868

Dividends declared	—	—	—	—	—	(79,537)	—	(79,537)	—	(79,537)

Share repurchase	(397,126)	(211)	—	—	(12,574)	—	—	(12,785)	—	(12,785)

Exercise of options, net of 182,270 shares tendered for payment	657,616	350	—	—	14,358	—	—	14,708	—	14,708

Issuance of restricted shares, net of cancellations	28,603	15	—	—	1,460	—	—	1,475	—	1,475

Amortization of restricted shares	—	—	—	—	1,006	—	—	1,006	—	1,006

Shares surrendered by employees to pay taxes	(75,721)	(40)	—	—	(2,758)	—	—	(2,798)	—	(2,798)
Share-based compensation	—	—	—	—	8,916	—	—	8,916	—	8,916

Balance - December 31, 2011	98,622,564	$47,526	—	$—	$457,754	$1,465,780	$(37,731)	$1,933,329	$114,063	$2,047,392

In thousands, except share	Common shares		Treasury shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Non- controlling
and per-share data	Number	Amount	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total
Net income (loss)	—	—	—	—	—	(107,186)	—	(107,186)	2,574	(104,612)

Change in cumulative translation adjustment	—	—	—	—	—	—	34,416	34,416	1,414	35,830

Amortization of pension and other post-retirement prior service cost, net of $161 tax	—	—	—	—	—	—	(253)	(253)	—	(253)

Changes in market value of derivative financial instruments, net of $3,661 tax	—	—	—	—	—	—	(3,630)	(3,630)	—	(3,630)

Tax benefit of share-based compensation	—	—	—	—	5,555		—	5,555	—	5,555
Dividends declared	—	—	—	—	(141,058)	(66,306)	—	(207,364)	—	(207,364)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1,554)	(1,554)
Issuance of shares related to the Merger	113,611,537	65,521	(2,712,603)	(119,626)	4,977,249	—	—	4,923,144	—	4,923,144
Share repurchase	—	—	(7,291,078)	(334,159)	—	—	—	(334,159)	—	(334,159)
Exercise of options, net of 45,123 shares tendered for payment	669,361	356	2,319,367	97,549	(7,833)	—	—	90,072	—	90,072
Issuance of restricted shares, net of cancellations	168,936	90	1,254,449	59,798	(40,904)	—	—	18,984	—	18,984
Amortization of restricted shares	—	—	—	—	24,209	—	—	24,209	—	24,209
Shares surrendered by employees to pay taxes	(72,398)	(39)	(432,675)	(19,081)	(2,775)	—	—	(21,895)	—	(21,895)
Share-based compensation	—	—	—	—	11,638	—	—	11,638	—	11,638

Balance - December 31, 2012	213,000,000	$113,454	(6,862,540)	$(315,519)	$5,283,835	$1,292,288	$(7,198)	$6,366,860	$116,497	$6,483,357

See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

1.	Background and Nature of Operations

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger (as defined below), “Flow Control”), is a company organized under the laws of Switzerland. In these notes, the terms “the Company,” “Pentair,” “us,” “we” or “our” refer to Pentair Ltd. and its consolidated subsidiaries. Our business took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc.

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

The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer, reflecting the control maintained by the executive management and board of directors of Pentair, Inc. after the Merger. As such, on the acquisition date of September 28, 2012, the assets and liabilities of Flow Control have been assessed at fair value and the assets and liabilities of Pentair, Inc. are carried over at historical cost. For periods prior to September 28, 2012, the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows include the historical results of Pentair, Inc. The consolidated financial statements include the results of Flow Control from the date of the Merger. Flow Control’s net sales and net loss from continuing operations for the period from the acquisition date to December 31, 2012 were $886.5 million and $117.0 million, respectively.

Our common share balances prior to the Merger have been adjusted to reflect the one-for-one conversion of the Pentair, Inc. shares to Pentair Ltd. shares, with the difference in par value recorded in Capital contribution reserve.

Based on the price of Pentair, Inc. common stock and our common shares issued on the date of the Merger, the purchase price was composed of the following:

In thousands
Value of common shares issued to Tyco shareholders (1)	$4,811,363
Cash paid to Tyco shareholders in lieu of fractional common shares (2)	542
Value of replacement equity-based awards to holders of Tyco equity-based awards (3)	111,239

Total purchase price	$4,923,144

(1)	Equals 110,886,444 Pentair Ltd. shares distributed to Tyco shareholders multiplied by the Merger date share price of $43.39.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

(2)	Equals cash paid to Tyco shareholders in lieu of 12,490 Pentair Ltd. fractional shares multiplied by the Merger date share price of $43.39.

(3)	In accordance with applicable accounting guidance, the fair value of replacement equity-based awards attributable to pre-combination service is recorded as part of the consideration transferred in the Merger, while the fair value of replacement equity-based awards attributable to post-combination service is recorded separately from the business combination and recognized as compensation cost in the post-acquisition period over the remaining service period. The fair value of our equivalent stock options was estimated using the Black-Scholes valuation model utilizing various assumptions.

During the fourth quarter of 2012, we recorded fair value adjustments to our preliminary purchase price allocation, which resulted in an increase to goodwill of $32.6 million.

The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to accounts receivable, inventories, property, plant and equipment, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed in the second quarter of 2013. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The purchase price is subject to a working capital and net indebtedness adjustment.

The following table summarizes our preliminary fair values of the assets acquired and liabilities assumed in the Merger:

In thousands
Cash and cash equivalents	$691,702
Accounts and notes receivable	771,576
Inventories	1,046,165
Other current assets	98,212
Property, plant and equipment	822,001
Goodwill	2,520,110
Intangibles	1,425,072
Other non-current assets	275,103
Current liabilities	(856,341)
Long-term debt	(914,530)
Income taxes, including current and deferred	(364,573)
Other liabilities and redeemable noncontrolling interest	(591,353)

Total purchase price	$4,923,144

The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $2.5 billion. Goodwill has been preliminarily allocated to our reporting segments as follows: $321.4 million to Water & Fluid Solutions, $1,342.6 million to Valves & Controls and $856.1 million to Technical Solutions. None of the goodwill recognized from the Merger is expected to be deductible for income tax purposes. Goodwill recognized from the Merger reflects the value of future income resulting from synergies of our combined operations. Identifiable intangible assets acquired as part of the Merger were $1.4 billion and include $362.3 million of indefinite life trade name intangibles and the following definite-lived intangibles: $905.7 million of customer relationships with a weighted average useful life of 14.2 years, $115.9 million of proprietary technology with weighted average useful life of 13.7 years and $41.2 million of customer backlog with a weighted average useful life of less than one year.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

We believe the Merger combines two complementary leaders in water and fluid solutions, valves and controls and technical solutions, providing us with the ability to achieve operational and tax synergies and increase global revenue. Following the Merger, we are a diversified industrial manufacturing company comprising three reporting segments: Water & Fluid Solutions, Valves & Controls and Technical Solutions. Water & Fluid Solutions designs, manufactures, markets and services innovative water management and fluid processing products and solutions. Valves & Controls designs, manufactures, markets and services valves, fittings, automation and controls and actuators. Technical Solutions designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both the U.S. and non-U.S, which we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and as a result, our share of the earnings or losses of such equity affiliates is included in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The consolidated financial statements have been prepared in United States dollars (“USD”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information described under Article 663-663h of the Swiss Code of Obligations has been presented in the Company’s Swiss statutory financial statements for the year ended December 31, 2012.

Fiscal year

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

Use of estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of long-lived assets, including goodwill and indefinite lived intangible

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

assets, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions and the Merger, contingent liabilities, income taxes, and pension and other post-retirement benefits. Actual results could differ from our estimates.

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

Percentage of completion

Revenue from certain long-term contracts is recognized over the contractual period under the percentage of completion method of accounting. Under this method, sales and gross profit are recognized as work is performed either based on the relationship between the actual costs incurred and the total estimated costs at completion (“the cost-to-cost method”) or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement.

We record costs and earnings in excess of billings on uncompleted contracts within Other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Consolidated Balance Sheets. Amounts included in Other current assets related to these contracts were $124.4 million and $54.7 million at December 31, 2012 and 2011, respectively. Amounts included in Other current liabilities related to these contracts were $61.1 million and $17.7 million at December 31, 2012 and 2011, respectively.

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

The following represents a description of our pricing arrangements, promotions and other volume-based incentives:

•

Pricing is established up front with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying original equipment manufacturer customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.

•

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

•

Volume-based incentives involve rebates that are negotiated up front with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

Shipping and handling costs

Amounts billed to customers for shipping and handling are recorded in Net sales in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs incurred by Pentair for the delivery of goods to customers are included in Cost of goods sold in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Research and development

We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2012, 2011 2010 were $93.6 million, $78.2 million and $67.2 million, respectively.

Cash equivalents

We consider highly liquid investments with original maturities of three months or less to be cash equivalents.

Trade receivables and concentration of credit risk

We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2012 and December 31, 2011.

Inventories

Inventories are stated at the lower of cost or market with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method and with an insignificant amount of inventories located outside the United States recorded using a moving average cost method which approximates FIFO.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Property, plant and equipment, net

Property, plant and equipment is stated at historical cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

Years
Land improvements	5 to 20
Buildings and leasehold improvements	5 to 50
Machinery and equipment	3 to 15

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the recorded cost of the assets and their related accumulated depreciation are removed from the Consolidated Balance Sheets and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. There was no material impairment charge recorded related to long-lived assets.

Goodwill and identifiable intangible assets

Goodwill

Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a five year long-term planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2019 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 12.0% to 13.0% in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting segment that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

Impairment charge

We completed step one of our annual goodwill impairment evaluation during the fourth quarter for 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for 2012.

For the year ended December 31, 2011, we recorded a pre-tax non-cash impairment charge of $200.5 million in Water & Fluid Solutions as a result of our annual goodwill impairment test. The impairment charge resulted from changes in our forecasts in light of economic conditions and continued softness in the end-markets served by residential water treatment components.

Identifiable intangible assets

Our primary identifiable intangible assets include: customer relationships, trade names and trademarks, proprietary technology, backlog and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We completed our annual impairment test during the fourth quarter for those identifiable assets not subject to amortization. As a result, an impairment charge of $60.7 million was recorded in 2012, related to trade names. These charges were recorded in Impairment of trade names and goodwill in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment charge recorded in 2011 or 2010 for identifiable intangible assets.

The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below. The impairment charge recorded in 2012 was the result of a rebranding strategy implemented in the fourth quarter of 2012.

At December 31, 2012 our goodwill and intangible assets were $6,804.2 million and represented 58% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our share price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.

Equity and cost method investments

We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in and loans to equity method investees was $10.3 million and $6.0 million at December 31, 2012 and December 31, 2011, respectively, net of our proportionate share of the results of their operations.

Investments for which we do not have significant influence are accounted for under the cost method. The aggregate balance of these investments was $6.9 million at December 31, 2012 and December 31, 2011.

Income taxes

We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Asbestos Matters

We recognize asbestos-related liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Certain of these liabilities are subject to insurance coverage. Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. The process of estimating asbestos-related liabilities and the corresponding insurance recoveries receivable is complex and dependent primarily on our historical claim experience, estimates of potential future claims, our legal strategy for resolving these claims, the availability of insurance coverage, and the solvency and creditworthiness of insurers. Accruals for asbestos-related liabilities are included in Other non-current liabilities and the estimated receivable for insurance recoveries are recorded in Other non-current assets in the Consolidated Balance Sheets.

Insurance subsidiary

We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2012 and 2011, reserves for policy claims were $42.9 million ($13.3 million included in Other current liabilities and $29.6 million included in Other non-current liabilities) and $44.3 million ($13.3 million included in Other current liabilities and $31.0 million included in Other non-current liabilities), respectively.

Stock-based compensation

We account for share-based compensation awards on a fair value basis. The estimated grant date fair value of each option award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Restricted share awards and units are recorded as compensation cost on a straight-line basis over the requisite service periods based on the market value on the date of grant.

Earnings (loss) per common share

Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Pentair Ltd. by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) attributable to Pentair Ltd. by the weighted-average number of common shares outstanding including the dilutive effects of common share equivalents.

Derivative financial instruments

We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) (“AOCI”) as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. We do not hold or issue derivative financial instruments for trading or

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

Foreign currency translation

The financial statements of subsidiaries located outside of the U.S. are measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI, a separate component of equity.

Discontinued Operations

In 2010, we were notified of a product recall required by our former Tools Group (which was sold to Black and Decker Corporation in 2004 and treated as a discontinued operation). Under the terms of the sale agreement we are liable for a portion of the product recall costs. We recorded a liability of $3.2 million ($2.0 million net of tax) in 2010 representing our estimate of the potential cost for products sold prior to the date of sale of the Tools Group associated with this recall. In addition, we received the remaining escrow balances from our sale of Lincoln Industrial of $0.5 million, and we reversed tax reserves of $1.0 million due to the expiration of various statues of limitations.

New accounting standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to improve the consistency of fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The provisions of this guidance change certain of the fair value principles related to the highest and best use premise, the consideration of blockage factors and other premiums and discounts, and the measurement of financial instruments held in a portfolio and instruments classified within equity. Further, the guidance provides additional disclosure requirements surrounding Level 3 fair value measurements, the uses of nonfinancial assets in certain circumstances and identification of the level in the fair value hierarchy used for

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

assets and liabilities which are not recorded at fair value, but where fair value is disclosed. This guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued authoritative guidance surrounding the presentation of comprehensive income, with an objective of increasing the prominence of items reported in Other Comprehensive Income (“OCI”). This guidance provides entities with the option to present the total of comprehensive income, the components of net income and the components of OCI in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance, other than certain provisions pertaining to the reclassification of items out of OCI that were deferred, was effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance as of January 1, 2012, and have presented total comprehensive income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The adoption of this guidance did not impact our financial condition or results of operations.

In September 2011, the FASB issued authoritative guidance which expanded and enhanced the existing disclosure requirements related to multi-employer pension and other postretirement benefit plans. The amendments require additional quantitative and qualitative disclosures to provide more detailed information regarding these plans including: the significant multi-employer plans in which we participate, the level of our participation and contributions with respect to such plans, the financial health of such plans and an indication of funded status. These disclosures are intended to provide users of financial statements with a better understanding of the employer’s involvement in multi-employer benefit plans. The disclosure provisions of the guidance were adopted concurrent with the pension disclosures associated with our annual valuation process during the fourth quarter of 2012. We concluded that our participation in any individual multi-employer plan was not significant.

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

In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from OCI to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures is required. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

3.	Change in Accounting Principle

During the fourth quarter of 2012, we changed our method of recognizing actuarial gains and losses for all of our pension and other post-retirement plans. Historically, we recognized actuarial gains and losses as a component of AOCI in our Consolidated Balance Sheets and amortized them into our Consolidated Statements of Operations and Comprehensive Income (Loss) over the average future service period of the active employees of these plans to the extent such gains and losses were outside of a corridor. We elected to immediately recognize actuarial gains and losses in our Consolidated Statements of Operations and Comprehensive Income (Loss) on the basis that it is preferable to accelerate the recognition of such gains and losses into income rather than to delay such recognition. Additionally, for purposes of calculating the expected return on plan assets, we will no longer use a calculated value for the market-related valuation of plan assets, but instead will use the actual fair value of our plan assets. These changes will improve transparency in our operating results by more quickly recognizing the effects of external conditions on our plan obligations, investments and assumptions. We applied these changes retrospectively to all periods presented. The cumulative effect of the change on retained earnings as of January 1, 2010 was a reduction of $58.9 million, with an offset to AOCI. The annual recognition of actuarial losses totaled $146.6 million, $65.7 million and $13.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. This change did not have an impact on cash provided by operating activities for any period presented.

The following table presents our results under our historical method and our results had we applied these new methods for the periods presented:

In thousands, except per-share data	Computed under previous method	Recognized under new method	Effect of Change
As of and for the year ended December 31, 2012

Statement of Operations and Comprehensive Income (Loss)
Selling, general and administrative	$1,016,698	$1,158,436	$141,738
Provision (benefit) for income taxes	(24,076)	(79,353)	(55,277)
Income (loss) from continuing operations	(18,151)	(104,612)	(86,461)
Net income (loss) attributable to Pentair Ltd.	(20,725)	(107,186)	(86,461)
Amortization of pension and other post-retirement prior service cost and transition obligation	(86,714)	(253)	86,461

Basic earnings (loss) per share attributable to Pentair Ltd.	$(0.16)	$(0.84)	$(0.68)
Diluted earnings (loss) per share attributable to Pentair Ltd.	(0.16)	(0.84)	(0.68)

Balance Sheet
Retained earnings	$1,492,258	$1,292,288	$(199,970)
Accumulated other comprehensive income (loss)	(207,168)	(7,198)	199,970

Statement of Cash Flows
Net income (loss) before noncontrolling interest	$(18,151)	$(104,612)	$(86,461)
Pension and other post-retirement expense	25,798	167,536	141,738
Other current liabilities	82,455	27,178	(55,277)

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

	Previously Reported	Adjusted	Effect of Change
As of and for the year ended December 31, 2011

Statement of Operations and Comprehensive Income (Loss)
Selling, general and administrative	$626,527	$694,841	$68,314
Provision for income taxes	73,059	46,417	(26,642)
Income (loss) from continuing operations	38,521	(3,151)	(41,672)
Net income (loss) attributable to Pentair Ltd.	34,222	(7,450)	(41,672)
Amortization of pension and other post-retirement prior service cost and transition obligation	(41,683)	(11)	41,672

Basic earnings (loss) per share attributable to Pentair Ltd.	$0.35	$(0.08)	$(0.43)
Diluted earnings (loss) per share attributable to Pentair Ltd.	0.34	(0.08)	(0.42)

Balance Sheet
Retained earnings	$1,579,290	$1,465,780	$(113,510)
Accumulated other comprehensive income (loss)	(151,241)	(37,731)	113,510

Statement of Cash Flows
Net income (loss) before noncontrolling interest	$38,521	$(3,151)	$(41,672)
Pension and other post-retirement expense	16,031	84,345	68,314
Other current liabilities	18,688	(7,954)	(26,642)

	Previously Reported	Adjusted	Effect of Change
For the year ended December 31, 2010

Statement of Operations and Comprehensive Income (Loss)
Selling, general and administrative	$529,329	$550,501	$21,172
Provision for income taxes	97,200	88,943	(8,257)
Income from continuing operations	202,947	190,032	(12,915)
Net income attributable to Pentair Ltd.	197,828	184,913	(12,915)
Amortization of pension and other post-retirement prior service cost and transition obligation	(12,762)	153	12,915

Basic earnings per share attributable to Pentair Ltd.	$2.01	$1.88	$(0.13)
Diluted earnings per share attributable to Pentair Ltd.	1.99	1.86	(0.13)

Statement of Cash Flows
Net income (loss) before noncontrolling interest	$202,321	$189,406	$(12,915)
Pension and other post-retirement expense	12,926	34,098	21,172
Other current liabilities	7,462	(795)	(8,257)

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

4.	Other Acquisitions

Other material acquisitions

In May 2011, we acquired, as part of Water & Fluid Solutions, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of revenues generated in European Union and Asia-Pacific countries.

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

Pro forma results of material acquisitions

The following unaudited pro forma consolidated financial results of operations are presented as if the Merger described in Note 1 and the CPT acquisition described above were completed at the beginning of the comparable annual reporting period from the date of the transaction. Specifically, the unaudited pro forma results give effect as though the Merger was consummated on January 1, 2011 and as though the CPT acquisition was consummated on January 1, 2010.

	Years ended December 31
In thousands, except per-share data	2012	2011
Pro forma net sales	$7,409,917	$7,326,432
Pro forma net income (loss) from continuing operations attributable to Pentair Ltd.	157,471	(47,373)
Diluted earnings (loss) per common share attributable to Pentair Ltd.	0.75	(0.23)

The 2011 unaudited pro forma net income includes the impact of $262.0 million in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog, $21.8 million of change of control costs and $8.7 million of transaction costs associated with the Merger. The 2011 unaudited pro forma net income excludes the impact of $12.9 million in non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog and $8.0 million, respectively, of transaction costs associated with the CPT acquisition.

The 2012 unaudited pro forma net income excludes the impact $57.3 million of transaction related costs, $21.8 million of change of control costs and $178.1 million of non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog associated with the Merger.

The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the acquisitions. The pro forma

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

information does not purport to be indicative of the results of operations that actually would have resulted had the combinations occurred at the beginning of each period presented or of future results of the consolidated entities.

Other acquisitions

On October 4, 2012, we acquired, as part of Valves & Controls, the remaining 25% equity interest in Pentair Middle East Holding S.a.R.L. (“KEF”), a privately held company, for $100 million in cash. Prior to the acquisition, we held a 75% equity interest in KEF, a vertically integrated valve manufacturer in the Middle East. There was no pro forma impact from this acquisition as the results of KEF were consolidated into Flow Control’s financial statements prior to acquiring the remaining 25% interest in KEF.

Additionally, during 2012, we completed other small acquisitions as part of Water & Fluid Solutions with purchase prices totaling $121.2 million in cash, net of cash acquired. Total goodwill recorded as part of the purchase price allocations was $80.9 million, none of which is tax deductible. During 2011, we completed other small acquisitions as part of Water & Fluid Solutions with purchase prices totaling $21.6 million, consisting of $17.8 million in cash and $3.8 million as notes payable. Total goodwill recorded as part of the purchase price allocations was $14.4 million, none of which is tax deductible. The pro forma impact of these acquisitions was not material.

Total transaction costs related to acquisition activities for the year ended December 31, 2012 and December 31, 2011 were $57.3 million and $8.2 million, respectively, and were expensed as incurred and recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).

5.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In thousands, except per share data	2012	2011	2010
Net income (loss) attributable to Pentair Ltd.	$(107,186)	$(7,450)	$184,913

Net income (loss) from continuing operations attributable to Pentair Ltd.	$(107,186)	$(7,450)	$185,539

Weighted average common shares outstanding
Basic	127,368	98,233	98,037
Dilutive impact of stock options and restricted stock awards (1)	—	—	1,257

Diluted	127,368	98,233	99,294

Earnings (loss) per common share attributable to Pentair Ltd.
Basic
Continuing operations	$(0.84)	$(0.08)	$1.89
Discontinued operations	—	—	(0.01)

Basic earnings (loss) per common share	$(0.84)	$(0.08)	$1.88

Diluted
Continuing operations	$(0.84)	$(0.08)	$1.87
Discontinued operations	—	—	(0.01)

Diluted earnings (loss) per common share	$(0.84)	$(0.08)	$1.86

Anti-dilutive stock options and restricted stock awards (2)	16,007	8,357	3,711

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

(1)	The incremental share impact from stock options and restricted stock awards was computed using the treasury stock method.

(2)	Stock options and restricted stock awards that were not dilutive were excluded from our calculation of diluted weighted average shares.

6.	Restructuring

During 2012 and 2011, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 1,000 employees, which included 500 in Water & Fluid Solutions, 300 in Valves & Controls and 200 in Technical Solutions. The 2011 initiatives included the reduction in hourly and salaried headcount of approximately 210 employees, which included 160 in Water & Fluid Solutions and 50 in Technical Solutions.

Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In thousands	2012	2011	2010
Severance and related costs	$61,560	$11,500	$—
Other	5,340	1,500	—

Total restructuring costs	$66,900	$13,000	$—

Total restructuring costs related to Water & Fluid Solutions, Valves & Controls and Technical Solutions were $49.1 million, $5.1 million and $12.7 million, respectively, for the year ended December 31, 2012. Total restructuring costs related to Water & Fluid Solutions and Technical Solutions were $11.0 million and $2.0 million, respectively, for the year ended December 31, 2011.

We assumed $17.1 million of restructuring accruals from actions initiated by Flow Control prior to the Merger relating to employee severance, facility exit and other restructuring costs. Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In thousands	2012	2011
Beginning balance	$12,805	$3,994
Acquired	17,062	—
Costs incurred	61,560	11,500
Cash payments and other	(34,868)	(2,689)

Ending balance	$56,559	$12,805

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

7.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2012 and December 31, 2011 by reportable segment were as follows:

In thousands	December 31, 2011	Acquisitions	Foreign currency translation/other	December 31, 2012
Water & Fluid Solutions	$1,994,781	$402,254	$18,684	$2,415,719
Valves & Controls	—	1,342,621	—	1,342,621
Technical Solutions	279,137	856,111	924	1,136,172

Total goodwill	$2,273,918	$2,600,986	$19,608	$4,894,512

In thousands	December 31, 2010	Acquisitions	Foreign currency translation/other	December 31, 2011
Water & Fluid Solutions	$1,784,100	$466,182	$(255,501)	$1,994,781
Valves & Controls	—	—	—	—
Technical Solutions	281,944	—	(2,807)	279,137

Total goodwill	$2,066,044	$466,182	$(258,308)	$2,273,918

In 2011, we recorded an impairment charge of $200.5 million in Water & Fluid Solutions which is included in “Foreign currency translation/other” above. Accumulated goodwill impairment losses were $200.5 million as of December 31, 2012 and December 31, 2011.

Identifiable intangible assets consisted of the following at December 31:

	2012			2011
In thousands	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,276,793	$(152,769)	$1,124,024	$358,410	$(109,887)	$248,523
Trade names	1,525	(686)	839	1,515	(530)	985
Proprietary technology	263,647	(57,711)	205,936	134,737	(43,994)	90,743
Backlog	41,240	(18,278)	22,962	—	—	—

Total finite-life intangibles	1,583,205	(229,444)	1,353,761	494,662	(154,411)	340,251
Indefinite-life intangibles
Trade names	555,895	—	555,895	252,034	—	252,034

Total intangibles, net	$2,139,100	$(229,444)	$1,909,656	$746,696	$(154,411)	$592,285

Identifiable intangible asset amortization expense in 2012, 2011 and 2010 was $76.0 million, $41.9 million and $24.5 million, respectively.

In 2012 we recorded an impairment charge for trade name intangible assets of $49.1 million and $11.6 million in Water & Fluid Solutions and Technical Solutions, respectively.

Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In thousands	2013	2014	2015	2016	2017
Estimated amortization expense	$135,308	$113,848	$113,559	$112,770	$111,625

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

8.	Supplemental Balance Sheet Information

	December 31
In thousands	2012	2011
Inventories
Raw materials and supplies	$615,809	$219,487
Work-in-process	207,794	47,707
Finished goods	556,668	182,669

Total inventories	$1,380,271	$449,863

Other current assets
Cost in excess of billings	$124,447	$54,701
Prepaid expenses	94,950	42,831
Deferred income taxes	68,277	60,899
Other current assets	38,434	10,260

Total other current assets	$326,108	$168,691

Property, plant and equipment, net
Land and land improvements	$247,868	$41,111
Buildings and leasehold improvements	482,106	244,246
Machinery and equipment	1,096,469	692,930
Construction in progress	114,309	40,251

Total property, plant and equipment	1,940,752	1,018,538
Accumulated depreciation and amortization	716,264	631,013

Total property, plant and equipment, net	$1,224,488	$387,525

Other non-current assets
Asbestos-related insurance receivable	$157,394	$—
Deferred income taxes	89,040	—
Other non-current assets	259,853	94,750

Total other non-current assets	$506,287	$94,750

Other current liabilities
Deferred revenue and customer deposits	$127,149	$10,151
Dividends payable	94,967	—
Billings in excess of cost	61,126	17,732
Accrued warranty	53,696	29,355
Other current liabilities	333,224	166,470

Total other current liabilities	$670,162	$223,708

Other non-current liabilities
Asbestos-related liabilities	$234,567	$630
Deferred revenue	73,397	—
Taxes payable	49,324	26,470
Other non-current liabilities	96,299	96,409

Total other non-current liabilities	$453,587	$123,509

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

9.	Supplemental Cash Flow Information

The following table summarizes supplemental cash flow information:

	Years ended December 31
In thousands	2012	2011	2010
Cash paid for interest, net	$66,683	$54,516	$37,083
Cash paid for income taxes, net	82,235	64,389	55,991

10.	Accumulated Other Comprehensive Income (Loss)

Components of AOCI consist of the following:

	December 31
In thousands	2012	2011
Unrecognized pension and other post-retirement benefit costs, net of tax	$364	$617
Cumulative translation adjustments	1,009	(33,407)
Market value of derivative financial instruments, net of tax	(8,571)	(4,941)

Accumulated other comprehensive income (loss)	$(7,198)	$(37,731)

11.	Debt

Debt and the average interest rates on debt outstanding were as follows:

In thousands	Average interest rate at December 31, 2012	Maturity year	December 31
			2012	2011
Commercial paper	0.664%	2017	$424,684	$3,497
Revolving credit facilities	—	2017	—	168,500
Senior notes - fixed rate	1.350%	2015	350,000	—
Senior notes - fixed rate	1.875%	2017	350,000	—
Senior notes - fixed rate	2.650%	2019	250,000	—
Senior notes - fixed rate	5.000%	2021	500,000	500,000
Senior notes - fixed rate	3.150%	2022	550,000	—
Senior notes - fixed rate	—	—	—	400,000
Senior notes - floating rate	—	—	—	205,000
Other	0.562%	2014-2030	8,880	16,302
Capital lease obligations	4.313%	2015-2025	23,810	15,788

Total debt			2,457,374	1,309,087
Less: Current maturities and short-term borrowings			(3,096)	(4,862)

Long-term debt			$2,454,278	$1,304,225

In December 2012, our wholly-owned subsidiary, Pentair Finance S.A. (“PFSA”), completed an exchange offer (the “Exchange Offer”) pursuant to which it exchanged $373 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc., a wholly-owned, indirect subsidiary of the Company (the “2021 Notes”) for a like amount of new 5.00% Senior Notes due 2021 of PFSA (the “New 2021 Notes”) plus $5.6 million in

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

transaction-related costs. Upon completion of the Exchange Offer, $127 million in aggregate principal amount of 2021 Notes remained outstanding. The remaining 2021 Notes and New 2021 Notes are guaranteed as to payment by Pentair Ltd.

In November 2012, PFSA completed a private offering of $350 million aggregate principal amount of 1.35% Senior Notes due 2015 (the “2015 Notes”) and $250 million aggregate principal amount of 2.65% Senior Notes due 2019 (the “2019 Notes” and, collectively, the “2015/2019 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2015/2019 Notes. We used the net proceeds from the sale of the 2015/2019 Notes to repay commercial paper and for general corporate purposes.

In October 2012, we redeemed the remaining outstanding aggregate principal of our 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and our 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions included make-whole premiums of $65.8 million. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which resulted in the reclassification of $3.4 million of previously unrecognized variable to fixed swap losses from AOCI to earnings in October 2012. All costs associated with the redemption were recorded as a Loss on the early extinguishment of debt including $0.6 million of unamortized deferred financing costs.

In September 2012, PFSA, completed a private offering of $550 million aggregate principal amount of 3.15% Senior Notes due 2022 (the “2022 Notes”) and $350 million aggregate principal amount of 1.875% Senior Notes due 2017 (the “2017 Notes” and, collectively, the “2017/2022 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2017/2022 Notes. The 2017/2022 Notes remained outstanding after the Merger. A portion of the net proceeds from the 2017/2022 Notes offering were used to repay $435 million to Tyco in conjunction with the Distribution and the Merger.

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

In May 2011, Pentair, Inc. completed a public offering of $500 million aggregate principal amount of the 2021 Notes. Pentair, Inc. used the net proceeds from the offering of the 2021 Notes to finance in part the CPT acquisition in 2011. The 2021 Notes which remain outstanding subsequent to the Exchange Offer are guaranteed as to payment by Pentair Ltd.

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2012 and 2011, we had $424.7 million and $3.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $1,025.3 million as of December 31, 2012, which was not limited by any covenants contained in the Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in Note 15 and to purchase the remaining 25% interest in KEF for $100 million as discussed in Note 4.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (EBITDA) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2012, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $89.0 million, of which $3.0 million was outstanding at December 31, 2012. Borrowings under these credit facilities bear interest at variable rates.

Debt outstanding at December 31, 2012 matures on a calendar year basis as follows:

In thousands	2013	2014	2015	2016	2017	Thereafter	Total
Contractual debt obligation maturities	$—	$65	$350,000	$—	$777,706	$1,305,793	$2,433,564
Capital lease obligations	3,096	3,171	6,036	1,236	1,236	9,035	23,810

Total maturities	$3,096	$3,236	$356,036	$1,236	$778,942	$1,314,828	$2,457,374

As part of the Merger and CPT acquisition, we assumed capital lease obligations related primarily to land and buildings. As of December 31, 2012 and December 31, 2011, the recorded values of the assets acquired under those capital leases were $35.5 million and $22.7 million, respectively, less accumulated amortization of $6.0 million and $5.1 million, respectively, all of which were included in Property, plant and equipment, net on the Consolidated Balance Sheets.

Capital lease obligations consist of total future minimum lease payments of $26.1 million less the imputed interest of $2.3 as of December 31, 2012.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

12.	Derivatives and Financial Instruments

Derivative financial instruments

We are exposed to market risk related to changes in foreign currency exchange rates and interest rates on our floating rate indebtedness. To manage the volatility related to these exposures, we periodically enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates and interest rates. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.

Interest rate swaps

During 2012 and 2011, we used floating to fixed rate interest rate swaps to mitigate our exposure to future changes in interest rates related to our floating rate indebtedness. We designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI on the Consolidated Balance Sheets throughout the contractual term of each of the interest rate swap arrangements.

During the year ended December 31, 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2012.

In August 2007, we entered into a $105 million interest rate swap agreement with a major financial institution to exchange variable rate interest payment obligations for a fixed rate obligation without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the swap was August 30, 2007. The swap agreement had a fixed interest rate of 4.89% and expired in May 2012. The fixed interest rate of 4.89% plus the .50% interest rate spread over LIBOR resulted in an effective fixed interest rate of 5.39%. The fair value of the swap was $1.7 million at December 31, 2011 and was recorded in Other current liabilities in the Consolidated Balance Sheets.

In September 2005, we entered into a $100 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and was set to expire in July 2013. The fixed interest rate of 4.68% plus the .60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. This swap was terminated in October 2012. The fair value of the swap was $6.3 million at December 31, 2011 and was recorded in Other current liabilities in the Consolidated Balance Sheets. A loss of $3.3 million was recognized upon termination and was recorded in Loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.

Derivative gains and losses included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $5.3 million and $9.3 million in 2012 and 2011, respectively, and was recorded in Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

used the contracts to hedge future interest payments, this was recorded in AOCI in the Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes. The ending unrealized net loss in AOCI at December 31, 2012 was $9.2 million.

Foreign currency contracts

We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At December 31, 2012 and 2011, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $163.7 million and $79.9 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.

In March 2011, we entered into a foreign currency option contract to reduce our exposure to fluctuations in the euro related to the planned CPT acquisition. The contract had a notional amount of €286.0 million, a strike price of 1.4375 and a maturity date of May 13, 2011. In May 2011, we sold the foreign currency option contract for $1.0 million. The net cost of $2.1 million was recorded in Selling, general and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Fair value of financial instruments

The recorded amounts and estimated fair values of total debt at December 31, excluding the effects of derivative financial instruments, were as follows:

	2012		2011
In thousands	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$427,706	$427,706	$406,978	$406,978
Fixed rate debt	2,029,669	2,081,264	902,109	954,053

Total debt	$2,457,375	$2,508,970	$1,309,087	$1,361,031

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$2,924	$—	$2,924
Foreign currency contract liabilities	—	(551)	—	(551)
Deferred compensation plan assets (1)	22,394	—	—	22,394

Total recurring fair value measurements	$22,394	$2,373	$—	$24,767

Nonrecurring fair value measurements
Trade name intangibles (2)	$—	$—	$63,700	$63,700

Recurring fair value measurements	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$242	$—	$242
Foreign currency contract liabilities	—	(341)	—	(341)
Interest rate swap liabilities	—	(8,034)	—	(8,034)
Deferred compensation plan assets (1)	22,987	—	—	22,987

Total recurring fair value measurements	$22,987	$(8,133)	$—	$14,854

Nonrecurring fair value measurements
Goodwill (3)	$—	$—	$242,800	$242,800

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)	In the fourth quarter of 2012, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $60.7 million for trade names intangibles. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

(3)	In the fourth quarter of 2011, we completed our annual goodwill impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $200.5 million in a reporting unit part of Water & Fluid Solutions. The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

13.	Income Taxes

Income from continuing operations before income taxes and noncontrolling interest consisted of the following:

	Years ended December 31
In thousands	2012	2011	2010
Federal (1)	$39,177	$(31,471)	$196,101
International	(223,142)	74,737	82,874

Income (loss) from continuing operations before income taxes and noncontrolling interest	$(183,965)	$43,266	$278,975

(1) As a result of the Merger, “Federal” reflects income (loss) from continuing operations before income taxes and noncontrolling interest for Switzerland in 2012 and U.S. for 2011 and 2010.

The provision (benefit) for income taxes consisted of the following: For 2012, Federal represents Swiss taxes, while International represents non-Swiss taxes, including U.S. federal, state and local taxes. For 2011 and 2010 Federal represents U.S. federal taxes, while International reflects non-U.S. taxes.

	Years ended December 31
In thousands	2012	2011	2010
Currently payable
Federal	$6,490	$51,158	$44,766
State	—	6,980	6,591
International	61,053	24,005	17,877

Total current taxes	67,543	82,143	69,234
Deferred
Federal	1,270	(26,223)	18,188
International	(148,166)	(9,503)	1,521

Total deferred taxes	(146,896)	(35,726)	19,709

Total provision (benefit) for income taxes	$(79,353)	$46,417	$88,943

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2012	2011	2010
Federal statutory income tax rate (1)	7.8	35.0	35.0
Tax effect of international operations (2)	23.6	(25.3)	(4.1)
Non-deductible transaction costs	(4.7)	—	—
Impact of debt-financing	10.8	—	—
Resolution of tax audits	5.6	—	—
Goodwill	—	104.4	—
Domestic manufacturing deduction	—	(8.4)	(1.5)
State income taxes, net of federal tax benefit	—	4.3	2.0
All other, net	—	(2.7)	0.5

Effective tax rate	43.1	107.3	31.9

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

(1) As a result of the Merger, the statutory rate for 2012 reflects the Swiss statutory rate of 7.83 percent. For 2011 and 2010, the statutory rate reflects the U.S. statutory rate of 35 percent.

(2) As a result of the Merger, the tax effect of international operations for 2012 consists of non-Swiss jurisdictions. For 2011 and 2010, the tax effect of international operations consists of non-U.S. jurisdictions.

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In thousands	2012	2011	2010
Beginning balance	$26,469	$24,260	$29,962
Gross increases for tax positions in prior periods	2,198	2,042	286
Gross decreases for tax positions in prior periods	(641)	(192)	(2,490)
Gross increases based on tax positions related to the current year	13,641	3,201	1,431
Gross decreases related to settlements with taxing authorities	(13,202)	(2,465)	(4,182)
Reductions due to statute expiration	(370)	(377)	(747)
Gross increases due to acquisitions	25,938	—	—
Gross increases due to currency fluctuations	438	—	—

Ending balance	$54,471	$26,469	$24,260

Included in the $54.5 million of total gross unrecognized tax benefits as of December 31, 2012 was $38.6 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2012 may decrease by a range of $0 to $36.9 million during 2013, primarily as a result of the resolution of non-Swiss examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations.

The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined the Pentair, Inc. U.S. federal income tax returns through 2009 with no material adjustments. A number of tax periods from 2004 to present are under audit by tax authorities in various jurisdictions, including Germany and Italy. We anticipate that several of these audits may be concluded in the foreseeable future. We are also subject to the 2012 Tax Sharing Agreement, discussed below, which generally applies to pre-Distribution Tyco tax periods beginning in 1997 which remain subject to audit by the IRS.

We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Interest expense, respectively. As of December 31, 2012 and 2011, we accrued $3.1 million and $0.9 million, respectively, for the possible payment of penalties and $19.5 million and $5.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

Deferred taxes in the amount of $21.0 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” We record the tax effect of these temporary differences as “deferred tax

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

assets” (generally items that can be used as a tax deduction or credit in future periods) and “deferred tax liabilities” (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss)).

Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In thousands	2012	2011
Other current assets	$68,277	$60,899
Other non-current assets	89,040	—
Deferred tax liabilities	488,102	188,957

Net deferred tax liabilities	$330,785	$128,058

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In thousands	2012	2011
Deferred tax assets
Accrued liabilities and reserves	$86,714	$58,420
Postretirement benefits	79,065	82,823
Employee compensation & benefits	95,170	49,404
Tax loss and credit carryforwards	398,921	24,350
Other	53,531	4,698

Total deferred tax assets	713,401	219,695
Valuation allowance (1)	167,640	13,242

Deferred tax assets, net of valuation allowance	545,761	206,453
Deferred tax liabilities
Property, plant and equipment	97,370	43,572
Goodwill and other intangibles	779,176	290,939

Total deferred tax liabilities	876,546	334,511

Net deferred tax liabilities	$330,785	$128,058

(1)	The increase in valuation allowance from 2011 to 2012 was primarily related to balances acquired in the Merger.

As of December 31, 2012, tax loss carryforwards of $1,460.9 million were available to offset future income. A valuation allowance of $163.8 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to Non-U.S. carryforwards of $903.4 million which are subject to varying expiration periods and will begin to expire in 2013. In addition, there were $367.1 million of U.S. federal and $190.4 million of state tax loss carryforwards as of December, 31, 2012, which will expire in future years through 2032. When realized, $6.2 million of tax benefits will be recorded as an increase in equity.

Tax sharing agreement and other income tax matters

In connection with the Distribution, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and The ADT Corporation (“ADT”), which governs the rights and obligations of Tyco,

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

With respect to years prior to and including the 2007 separation of Covidien and TE Connectivity by Tyco, tax authorities have raised issues and proposed tax adjustments that are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement and which may require Tyco to make a payment to a taxing authority, Covidien or TE Connectivity. With respect to adjustments raised by the IRS, although Tyco has resolved a substantial number of these adjustments, a few significant items remain open with respect to the audit of the 1997 through 2004 years. As of the date hereof, it is unlikely that Tyco will be able to resolve all the open items, which primarily involve the treatment of certain intercompany debt issued during the period, through the IRS appeals process. As a result, Tyco expects to litigate these matters once it receives the requisite statutory notices from the IRS, which may occur as soon as within the next three months. However, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement. To the extent we are responsible for any Shared Tax Liability or Distribution Tax, there could be a material adverse impact on our financial condition, results of operations, or cash flows in future reporting periods.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

14.	Benefit Plans

Pension and other post-retirement plans

We sponsor domestic and foreign defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. In December 2007, we announced that we will be freezing certain U.S. pension plans as of December 31, 2017. Since the announcement, we have pursued a strategy of gradually shifting our U.S. pension asset allocations towards liability hedging assets such as fixed income instruments and away from equity securities. During the last quarter of 2012 we made significant progress in reducing the risk and volatility of our U.S. pension plans by taking the following steps:

•

We paid $331 million to settle pension obligations through a combination of lump sum payments to deferred vested participants and through the purchase of an annuity contract to settle obligations to plan participants in retiree status.

•	We made a special contribution of $190 million to fund our U.S. pension plans.

•	We accelerated our transition to increase the allocations of investments to liability hedging assets.

During the fourth quarter of 2012, we changed our method of recognizing actuarial gains and losses for all of our pension and other post-retirement plans. Historically, we recognized actuarial gains and losses as a component of AOCI in our Consolidated Balance Sheets and amortized them into our Consolidated Statements of Operations and Comprehensive Income (Loss) over the average future service period of the active employees of these plans to the extent such gains and losses were outside of a corridor. We elected to immediately recognize actuarial gains and losses in our Consolidated Statements of Operations and Comprehensive Income (Loss) on the basis that it is preferable to accelerate the recognition of such gains and losses into income rather than to delay such recognition. Additionally, for purposes of calculating the expected return on plan assets, we will no longer use a calculated value for the market-related valuation of plan assets, but instead will use the actual fair value of our plan assets. These changes will improve transparency in our operating results by more quickly recognizing the effects of external conditions on our plan obligations, investments and assumptions. Generally, these gains and losses are measured annually as of December 31 and accordingly will be recorded during the fourth quarter. We have applied these changes retrospectively, adjusting all prior periods (see Note 3).

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Obligations and funded status

The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2012 and 2011:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In thousands	2012	2011	2012	2011	2012	2011
Change in benefit obligations
Benefit obligation beginning of year	$572,068	$502,657	$89,503	$84,151	$35,081	$33,715
Service cost	12,867	10,270	3,295	2,196	219	180
Interest cost	28,208	28,647	7,545	4,121	1,860	1,889
Amendments	372	—	—	—	—	—
Benefit obligations assumed in Merger	10,821	—	338,532	—	16,815	—
Settlements	—	—	—	(257)	—	—
Actuarial loss	128,817	58,672	26,647	4,079	8,159	2,494
Translation (gain) loss	—	—	1,502	(2,477)	—	—
Benefits paid	(358,854)	(28,178)	(6,175)	(2,310)	(2,837)	(3,197)

Benefit obligation end of year	394,299	572,068	460,849	89,503	59,297	35,081

Change in plan assets
Fair value of plan assets beginning of year	408,837	374,934	10,934	10,549	—	—
Actual return on plan assets	43,944	27,628	6,413	343	—	—
Plan assets acquired in Merger	7,482	—	227,253	—	—	—
Company contributions	224,786	34,453	10,391	2,644	2,837	3,197
Settlements	—	—	—	(257)	—	—
Translation gain (loss)	—	—	166	(35)	—	—
Benefits paid	(358,854)	(28,178)	(6,175)	(2,310)	(2,837)	(3,197)

Fair value of plan assets end of year	326,195	408,837	248,982	10,934	—	—

Funded status
Benefit obligations in excess of the fair value of plan assets	$(68,104)	$(163,231)	$(211,867)	$(78,569)	$(59,297)	$(35,081)

Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post- retirement plans
In thousands	2012	2011	2012	2011	2012	2011
Current liabilities	$(3,490)	$(3,303)	$(4,925)	$(2,442)	$(4,520)	$(3,307)
Non-current liabilities	(64,614)	(159,928)	(206,942)	(76,127)	(54,777)	(31,774)

Benefit obligations in excess of the fair value of plan assets	$(68,104)	$(163,231)	$(211,867)	$(78,569)	$(59,297)	$(35,081)

The accumulated benefit obligation for all defined benefit plans was $804.2 million and $625.9 million at December 31, 2012 and 2011, respectively.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 are as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In thousands	2012	2011	2012	2011
U.S. pension plans
Projected benefit obligation	$158,063	$572,068	$87,147	$572,068
Fair value of plan assets	85,332	408,837	15,499	408,837
Accumulated benefit obligation	—	—	77,165	539,453

Non-U.S. pension plans
Projected benefit obligation	$436,652	$89,503	$431,271	$89,503
Fair value of plan assets	222,387	10,934	217,174	10,934
Accumulated benefit obligation	—	—	420,044	86,431

Components of net periodic benefit cost for our pension plans for the years ended December 31 were as follows:

	U. S. pension plans			Non-U.S. pension plans
In thousands	2012	2011	2010	2012	2011	2010
Service cost	$12,867	$10,270	$9,743	$3,295	$2,196	$1,845
Interest cost	28,208	28,647	27,518	7,545	4,121	4,153
Expected return on plan assets	(29,400)	(27,952)	(24,679)	(3,928)	(461)	(433)
Amortization of transition obligation	—	—	—	—	—	13
Amortization of prior year service cost (benefit)	17	17	17	(15)	(17)	(10)
Actuarial loss	114,272	58,995	6,990	24,162	4,196	7,305

Net periodic benefit cost	$125,964	$69,977	$19,589	$31,059	$10,035	$12,873

Components of net periodic benefit cost for our other post-retirement plans for the years ended December 31 were as follows:

	Other post-retirement plans
In thousands	2012	2011	2010
Service cost	$219	$180	$200
Interest cost	1,860	1,889	2,013
Amortization of prior year service benefit	(24)	(27)	(27)
Actuarial (gain) loss	8,159	2,494	(647)

Net periodic benefit cost	$10,214	$4,536	$1,539

The components of comprehensive income (loss) for our pension and other post-retirement plans for the years ended December 31, 2012, 2011 and 2010 are not material.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

The amounts in AOCI at December 31, 2012 and 2011 that have not yet been recognized as components of net periodic benefit cost and the amounts in AOCI expected to be recognized as components of net periodic benefit cost in 2013 for our pension and other post-retirement plans are not material.

Assumptions

Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	3.67	5.05	5.90	3.85	4.82	5.10	3.40	5.05	5.90
Rate of compensation increase	4.37	4.00	4.00	3.02	2.98	3.00	—	—	—

Weighted-average assumptions used to determine net periodic benefit cost for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post- retirement plans
Percentages	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	5.05	5.90	6.00	4.82	5.13	5.50	5.05	5.90	6.00
Expected long-term return on plan assets	7.50	8.00	8.50	4.09	4.50	4.50	—	—	—
Rate of compensation increase	4.21	4.00	4.00	2.98	2.98	3.00	—	—	—

Uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed. Should the securities markets decline or medical and prescription drug costs increase at a rate greater than assumed, we would expect increasing annual combined net pension and other post-retirement costs for the next several years. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated other post-retirement benefit obligation and other post-retirement benefit cost would be affected in future years.

Discount rates

The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a discount rate for our U.S. pension plans of 3.67%, 5.05% and 5.90% in 2012, 2011 and 2010, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50 % to 4.50%, 0.75% to 5.00% and 0.75% to 5.40% in 2012, 2011 and 2010, respectively. There are no other known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2013.

Expected rates of return

Our expected rates of return on U.S. pension plan assets were 7.5%, 8.0% and 8.5% for 2012, 2011 and 2010, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of 10.8%, 7.8% and 11.2% in 2012, 2011 and 2010, respectively. As a result of our de-risking

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

strategy to reduce U.S. pension plan, our expected rate of return on plan assets is 3.75% for 2013. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Healthcare cost trend rates

The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2012	2011
Healthcare cost trend rate assumed for following year	7.4%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year the cost trend rate reaches the ultimate trend rate	2027	2027

The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2012:

	One Percentage Point
In thousands	Increase	Decrease
Increase (decrease) in annual service and interest cost	$59	$(52)
Increase (decrease) in other post-retirement benefit obligations	2,748	(2,390)

Pension plans assets

Objective

The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.

During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This is achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments is currently in progress. As equity investments are redeemed, proceeds are reinvested in fixed income instruments. After we have completed the transition, the U.S. pension plans will have in excess of 90 percent allocation to fixed income investments.

Asset allocation

Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

	U.S. pension plans
	Actual		Target
Percentages	2012	2011	2012	2011
Equity securities	32%	41%	—	50%
Fixed income	56%	50%	100%	40%
Alternative	7%	6%	—	10%
Cash	5%	3%	—	—

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

	Non-U.S. pension plans
	Actual		Target
Percentages	2012	2011	2012	2011
Equity securities	51%	66%	55%	75%
Fixed income	42%	20%	45%	25%
Alternative	3%	—	—	—
Cash	4%	14%	—	—

While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements.

Fair value measurement

The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012
In thousands	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,238	$21,235	$—	$27,473
Fixed income:
Corporate and non U.S. government	—	164,255	—	164,255
U.S. treasuries	—	69,375	—	69,375
Mortgage-backed securities	—	23,382	—	23,382
Other	—	28,111	—	28,111
Global equity securities:
Mid cap equity	—	6,726	—	6,726
Large cap equity	—	88,985	—	88,985
International equity	—	89,768	—	89,768
Long/short equity	—	47,597	—	47,597
Other investments	—	11,215	18,290	29,505

Total fair value of plan assets	$6,238	$550,649	$18,290	$575,177

	December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$13,084	$—	$13,084
Fixed income:
Corporate and non U.S. government	—	76,046	150	76,196
U.S. treasuries	—	82,989	—	82,989
Mortgage-backed securities	—	40,286	629	40,915
Other	—	7,958	219	8,177
Global equity securities:
Small cap equity	7,094	—	—	7,094
Mid cap equity	7,528	4	—	7,532
Large cap equity	—	47,398	—	47,398
International equity	19,942	19,652	—	39,594
Long/short equity	—	56,575	—	56,575
Pentair Ltd. common shares	16,645	—	—	16,645
Other investments	—	4,563	19,009	23,572

Total fair value of plan assets	$51,209	$348,555	$20,007	$419,771

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Valuation methodologies used for investments measured at fair value were as follows:

•

Cash and cash equivalents: Cash consists of cash held in bank accounts and was classified as Level 1. Cash equivalents consist of investments in commingled funds valued based on observable market data. Such investments were classified as Level 2.

•

Fixed income: Investments in corporate bonds, government securities, mortgages and asset backed securities were value based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2. Certain investments in commingled funds were valued based on unobservable inputs due to liquidation restrictions. These investments were classified as Level 3.

•

Global equity securities: Equity securities and our common shares were valued based on the closing market price in an active market and were classified as Level 1. Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2.

•

Other investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds that were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service were classified as Level 2. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2012 and 2011, respectively:

In thousands	January 1, 2012	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2012
Other investments	$19,009	$1,051	$(1,770)	$—	$18,290
Fixed income investments	998	22	(1,020)	—	—

Total	$20,007	$1,073	$(2,790)	$—	$18,290

In thousands	January 1, 2011	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2011
Other investments	$12,991	$251	$5,767	$—	$19,009
Fixed income investments	1,777	87	(866)	—	998

Total	$14,768	$338	$4,901	$—	$20,007

Cash flows

Contributions

Pension contributions totaled $235.2 million and $37.1 million in 2012 and 2011, respectively. Our 2013 required pension contributions are expected to be approximately $30 million to $35 million. The 2013 expected contributions will equal or exceed our minimum funding requirements.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Estimated future benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2013	$7.5	$16.7	$4.5
2014	8.6	17.8	4.5
2015	10.2	18.5	4.4
2016	12.9	17.5	4.3
2017	14.8	18.3	4.2
2018-2022	103.3	105.7	19.6

Savings plan

We have a 401(k) plan (“the 401(k) plan”) with an employee share ownership (“ESOP”) bonus component, which covers certain union and nearly all non-union U.S. employees who meet certain age requirements. Under the 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.

In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.

Additionally, we have a 401(k) plan acquired as part of the Merger (“the Flow 401(k) plan”) which covers certain union and all non-union U.S. employees who meet certain age requirements. Under the Flow 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 500% of eligible employee contributions for the first 1% of eligible compensation. Additional company match is based on years of service, as follows: an additional 1% match at 10 – 19 years of service, an additional 2% match at 20 – 24 years, an additional 3% match at 25 – 29 years and an additional 4% match at 30+ years. Participants are 100% vested in the employer match after 3 years of service.

Our combined expense for the 401(k) plan, the Flow 401(k) plan and the ESOP was $19.7 million, $15.8 million and $11.0 million in 2012, 2011 and 2010, respectively.

Other retirement compensation

Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $52.6 million and $12.6 million as of December 31, 2012 and 2011, respectively, and is included in Pension and other post-retirement compensation and benefits in the Consolidated Balance Sheets.

Multi-employer defined benefit plans

We participate in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material in 2012, 2011 and 2010.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

15.	Shareholders’ Equity

Authorized shares

Our authorized share capital consists of 213.0 million common shares with a par value of 0.50 Swiss francs per share. The board of directors is authorized to increase the total share capital until September 14, 2014 by a maximum amount of 106.5 million shares. In addition, our share capital may be increased by:

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

Share repurchases

In December 2010, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $25 million. As of December 31, 2011, we had repurchased 389,300 shares for $12.5 million pursuant to this authorization, which expired in December 2011. In December 2011, the Board of Directors authorized the repurchase of our common shares up to a maximum dollar limit of $25 million. No purchases were made under this authorization in 2012, and the authorization expired on September 28, 2012 in connection with the closing of the Merger.

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. As of December 31, 2012, we had repurchased 7,291,078 of our common shares for $334.2 million pursuant to these authorizations.

Dividends payable

Prior to the consummation of the Merger, our board of directors proposed, and Tyco as our then sole shareholder, authorized us to pay quarterly cash dividends through the first annual general meeting of our shareholders in 2013. The authorization provided that dividends of $0.68 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.22 for the fourth quarter of 2012 and $0.23 for each of the first and second quarters of 2013. The deduction from our Capital contribution reserve in our statutory accounts, which is required to be made in Swiss francs, was determined based on the aggregate amount of the dividend and was calculated based on the U.S. dollar/Swiss franc exchange rate in effect on September 14, 2012 and subsequently adjusted for the actual shares outstanding and exchange rate in effect at the time of our fourth quarter dividend payment and again at December 31, 2012. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $95.0 million at December 31, 2012.

On February 26, 2013, our board of directors recommended that our shareholders approve at our 2013 annual meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2014. The proposal provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

16.	Share Plans

Share-based compensation expense

Total share-based compensation expense for 2012, 2011 and 2010 was $35.8 million, $19.5 million and $21.5 million, respectively. The expense for 2012 included $13.5 million of expense due to the Merger triggering change of control provisions of Pentair, Inc. share-based compensation plans resulting in immediate vesting of certain outstanding awards.

Share Incentive Plans

Prior to the Merger, our board of directors approved, and Tyco as our sole shareholder approved, the Pentair Ltd. 2012 Stock and Incentive Plan (the “2012 Plan”). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9,000,000 of our common shares. The shares may be issued as new shares or from shares held in treasury. Our practice is to settle equity-based awards from shares held in treasury. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of nonqualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.

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

In connection with the Distribution, we issued a total of $108.9 million like-kind equity-based awards under the 2012 Plan to former Tyco equity-based award holders in replacement of a portion of their Tyco equity-based awards. Such awards do not deplete the 9,000,000 of our common shares reserved for issuance under the 2012 Plan. Of the total issued, $37.8 million in like-kind equity-based awards were issued to former holders who are active employees of our company, and $71.1 million like-kind equity-based awards were issued to former holders who are not employees of our company. As no change of control provisions related to Tyco equity-based awards were triggered by the Distribution or the Merger, the original vesting and exercise term provisions remain in effect for all such replacement equity-based awards.

The 2008 Omnibus Stock Incentive Plan as Amended and Restated (the “2008 Plan”) terminated upon the completion of the Merger. Prior grants of restricted stock units and stock options made under the 2008 Plan and earlier stock incentive plans outstanding at completion of the Merger were converted into equity-based awards with respect to our common shares and were assumed by us on the terms in effect at the time of grant and are outstanding under the 2012 Plan.

Non-qualified and incentive stock options

Under the 2012 Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Annual expense for the fair value of stock options was $11.6 million 2012, $8.9 million in 2011 and $10.7 million in 2010.

Restricted shares and restricted stock units

Under the 2012 Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest two to five years after issuance, subject

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the fair value of restricted shares and restricted stock units was $24.2 million in 2012, $10.6 million in 2011 and $10.8 million in 2010.

Stock appreciation rights, performance shares and performance units

Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and tied to specific financial metrics.

Stock options

The following table summarizes stock option activity under all plans for the year ended December 31, 2012:

Options outstanding	Shares	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Beginning balance	7,837,696	$32.50
Grants assumed in Merger	2,791,678	28.04
Granted	834,918	36.05
Exercised	(2,740,778)	29.60
Forfeited	(83,994)	32.64
Expired	(234,774)	38.88

Ending balance	8,404,746	$32.13	5.3	$128,370,687

Options exercisable as of December 31, 2012	6,931,146	$31.99	4.7	$105,758,171
Options expected to vest as of December 31, 2012	1,422,898	$32.92	8.1	$21,763,738

Fair value of options granted

The weighted average grant date fair value of options granted under Pentair plans in 2012, 2011 and 2010 was estimated to be $9.63, $9.98 and $9.47 per share, respectively. The weighted-average grant date fair value of options assumed in the Merger was estimated to be $11.76. The total intrinsic value of options that were exercised during 2012, 2011 and 2010 was $41.6 million, $10.9 million and $7.4 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to stock options was $4.0 million. This cost is expected to be recognized over a weighted average period of 1.5 years.

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2012		2011	2010
	Assumed in Merger	Granted by Pentair plans	Granted by Pentair plans	Granted by Pentair plans
Risk-free interest rate	0.02 - 0.68%	0.96%	1.51%	2.45%
Expected dividend yield	2.12%	2.48%	2.32%	2.30%
Expected share price volatility	33.00%	36.50%	35.50%	35.00%
Expected term (years)	0.1 - 5.1	5.7	5.5	5.5

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

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

Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $91.6 million, $14.7 million and $14.9 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $12.2 million, $4.1 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted shares and restricted stock units

The following table summarizes restricted share and restricted stock activity under all plans for the year ended December 31, 2012:

Restricted shares and restricted stock units outstanding	Shares	Weighted average grant date fair value
Beginning balance	1,250,082	$30.49
Grants assumed in Merger	978,756	38.85
Granted	863,310	41.56
Vested	(1,420,511)	33.17
Forfeited	(78,359)	37.22

Ending balance	1,593,278	$38.97

As of December 31, 2012, there was $31.6 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010, was $58.0 million, $10.2 million and $12.7 million, respectively. The actual tax benefits realized related to restricted share compensation arrangements totaled $18.8 million, $3.6 million and $3.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

17.	Segment Information

We classify our continuing operations into the following business segments based primarily on types of products offered and markets served:

•

Water & Fluid Solutions — The Water & Fluid Solutions segment designs, manufactures, markets and services innovative water management and fluid processing products and solutions. In select geographies, Water & Fluid Solutions offers a wide variety of pumps, valves and pipes for water transmission applications. The Flow Technologies, Filtration & Process, Aquatic Systems and Water & Environmental Systems Global Business Units (“GBUs”) comprise this segment.

•	Valves & Controls — The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators and operates as a stand-alone GBU.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

•

Technical Solutions — The Technical Solutions segment designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. Within Technical Solutions are the Equipment Protection and Thermal Management GBUs.

•	Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary, intermediate finance companies, merger-related costs and divested operations.

The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the sales and operating income of the segments and use a variety of ratios to measure performance. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

Financial information by reportable segment is included in the following summary:

In thousands	2012	2011	2010	2012	2011	2010
	Net sales to external customers			Operating income (loss)
Water & Fluid Solutions	$2,638,403	$2,369,804	$2,041,281	$168,043	$58,311	$231,588
Valves & Controls	546,707	—	—	(76,843)	—	—
Technical Solutions	1,231,036	1,086,882	989,492	165,017	185,240	151,533
Other	—	—	—	(299,336)	(143,348)	(70,138)

Consolidated	$4,416,146	$3,456,686	$3,030,773	$(43,119)	$100,203	$312,983

	Identifiable assets (1)			Depreciation
Water & Fluid Solutions	$4,734,992	$3,792,188	$3,409,556	$45,736	$42,419	$37,449
Valves & Controls	4,283,521	—	—	15,119	—	—
Technical Solutions	2,128,375	651,693	728,969	18,950	17,826	17,544
Other	648,423	142,432	(164,992)	8,030	5,990	3,002

Consolidated	$11,795,311	$4,586,313	$3,973,533	$87,835	$66,235	$57,995

	Amortization			Capital expenditures
Water & Fluid Solutions	$38,159	$39,451	$22,981	$49,890	$49,241	$39,631
Valves & Controls	21,696	—	—	21,992	—	—
Technical Solutions	16,102	2,446	2,610	13,565	15,806	8,336
Other	—	—	593	9,085	8,301	11,556

Consolidated	$75,957	$41,897	$26,184	$94,532	$73,348	$59,523

(1)	All cash and cash equivalents are included in “Other.”

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

The following tables present certain geographic information:

In thousands	2012	2011	2010
	Net sales to external customers
U.S.	$2,624,338	$2,336,845	$2,222,856
Europe	912,642	701,865	470,879
Asia and other	879,166	417,976	337,038

Consolidated	$4,416,146	$3,456,686	$3,030,773

	Long-lived assets
U.S.	$389,463	$195,631	$196,440
Europe	403,156	140,290	77,000
Australia	170,714	461	772
Asia and other	261,155	51,143	55,223

Consolidated	$1,224,488	$387,525	$329,435

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

We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. In Water & Fluid Solutions, no single customer accounted for more than 10% of segment sales in 2012 and one customer accounted for 10% of segment sales in 201l and 2010. In Technical Solutions and Valves & Controls, no single customer accounted for more than 10% of segment sales in 2012, 2011 or 2010.

18.	Commitments and Contingencies

Operating lease commitments

Net rental expense under operating leases for the years ended December 31 was as follows:

In thousands	2012	2011	2010
Gross rental expense	$45,327	$39,808	$32,662
Sublease rental income	(499)	(455)	(225)

Net rental expense	$44,828	$39,353	$32,437

Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2012 were as follows:

In thousands	2013	2014	2015	2016	2017	Thereafter	Total
Minimum lease payments	$52,566	$40,454	$28,883	$20,800	$16,409	$31,831	$190,943
Minimum sublease rentals	(260)	(264)	(98)	(85)	(87)	-	(794)

Net future minimum lease commitments	$52,306	$40,190	$28,785	$20,715	$16,322	$31,831	$190,149

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

As of December 31, 2012, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of December 31, 2012. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

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

Our estimated liability for asbestos-related claims was $234.6 million and $0.6 million as of December 31, 2012 and 2011, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $157.4 million at December 31, 2012, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets. We had no estimated receivable for insurance recoveries as of December 31, 2011.

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $35.9 million and $1.5 million as of December 31, 2012 and 2011, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

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

The changes in the carrying amount of service and product warranties for the years ended December 31, 2012 and 2011 were as follows:

	Years ended December 31
In thousands	2012	2011
Beginning balance	$29,355	$30,050
Service and product warranty provision	55,710	50,096
Payments	(53,328)	(53,937)
Acquired	21,529	3,575
Translation	430	(429)

Ending balance	$53,696	$29,355

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

In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs.

As of December 31, 2012 and 2011, the outstanding value of bonds, letters of credit and bank guarantees totaled $493.2 million and $136.2 million, respectively.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

19.	Selected Quarterly Data (Unaudited)

2012 and 2011 quarterly financial information:

	2012
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$858,177	$941,525	$865,512	$1,750,932	$4,416,146
Gross profit	280,719	312,128	278,077	398,668	1,269,592
Operating income (loss)	86,474	119,314	55,199	(304,106)	(43,119)
Net income (loss) before noncontrolling interest	63,099	74,430	32,595	(274,736)	(104,612)
Net income (loss) attributable to Pentair Ltd.	61,759	72,775	31,363	(273,083)	(107,186)

Earnings (loss) per common share attributable to Pentair Ltd. (1)
Basic	$0.63	$0.73	$0.31	$(1.31)	$(0.84)
Diluted	0.62	0.72	0.31	(1.31)	(0.84)

	2011
In thousands, except per-share data	First	Second	Third	Fourth	Year
Net sales	$790,273	$910,175	$890,546	$865,692	$3,456,686
Gross profit	249,059	287,736	272,062	264,865	1,073,722
Operating income (loss)	85,469	108,714	92,195	(186,175)	100,203
Net income (loss) before noncontrolling interest	51,602	67,705	51,610	(174,068)	(3,151)
Net income (loss) attributable to Pentair Ltd.	50,109	66,280	50,648	(174,487)	(7,450)

Earnings (loss) per common share attributable to Pentair Ltd. (1)
Basic	$0.51	$0.67	$0.51	$(1.77)	$(0.08)
Diluted	0.50	0.66	0.50	(1.77)	(0.08)

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

Third quarter 2012 includes a decrease in operating income of $52.7 million due to costs and expenses related to the Merger.

Fourth quarter 2012 includes the results of the operations acquired in the Merger. Flow Control’s net sales and net loss from continuing operations for the period from the acquisition date to December 31, 2012 were $886.5 million and $117.0 million, respectively. Fourth quarter 2012 also includes decreases in operating income related to the changes in accounting for pension and post-retirement benefit plans of $146.3 million, inventory step-up and customer backlog related to the Merger of $179.6 million, loss on early extinguishment of debt of $75.4 million, a pre-tax non-cash impairment charge of $60.7 million related to trade name intangibles, restructuring costs of $55.3 million and acquisition costs and expenses of $12.0 million.

Fourth quarter 2011 includes decreases in operating income related to the changes in accounting for our pension and post-retirement benefit plans of $66.2 million and a pre-tax non-cash impairment charge of $200.5 million related to goodwill.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Our operating income (loss), net income (loss) before noncontrolling interest, net income (loss) attributable to Pentair Ltd., and earnings (loss) per share have all been revised for the retrospective application of our changes in accounting policy for recognizing the expense associated with our pension and other post-retirement benefit plans. See Note 3 for additional information. The impact of these accounting policy changes revised our previously reported information by the following:

Increase (reduction) to previously reported quarterly information (or for the fourth quarter of 2012, what would have been reported absent the changes in accounting principle):

	2012
In thousands, except per-share data	First	Second	Third	Fourth	Year
Operating income (loss)	$1,522	$1,522	$1,522	$(146,304)	$(141,738)
Net income (loss) before noncontrolling interest	945	945	945	(89,296)	(86,461)
Net income (loss) attributable to Pentair Ltd.	945	945	945	(89,296)	(86,461)

Earnings (loss) per common share attributable to Pentair Ltd. (1)
Basic	$0.01	$0.01	$0.01	$(0.43)	$(0.68)
Diluted	0.01	0.01	0.01	(0.43)	(0.68)

	2011
In thousands, except per-share data	First	Second	Third	Fourth	Year
Operating income (loss)	$(708)	$(708)	$(708)	$(66,190)	$(68,314)
Net income (loss) before noncontrolling interest	(432)	(432)	(432)	(40,376)	(41,672)
Net income (loss) attributable to Pentair Ltd.	(432)	(432)	(432)	(40,376)	(41,672)

Earnings (loss) per common share attributable to Pentair Ltd. (1)
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.41)	$(0.42)
Diluted	(0.01)	(0.01)	(0.01)	(0.41)	(0.42)

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.

20.	Financial Statements of Parent Company Guarantor

Pentair Ltd. (the “Parent Company Guarantor”), fully and unconditionally, guarantees the 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) of Pentair Finance S.A. (the “Subsidiary Issuer”). The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Parent Company Guarantor.

The following supplemental financial information sets forth the financial information of:

•	Parent Company Guarantor;

•	Subsidiary Issuer;

•	Non-guarantor Subsidiaries of Pentair Ltd. on a combined basis;

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

•	Consolidating entries and eliminations representing adjustments to:
a.	eliminate intercompany transactions between or among the Parent Company Guarantor, the Subsidiary Issuer and the non-guarantor subsidiaries;
b.	eliminate the investments in subsidiaries; and
c.	record consolidating entries.

•	Pentair Ltd. and subsidiaries on a consolidated basis.

Each entity in the consolidating financial information follows the same accounting policies as described in Note 2.

The following present the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheet and Condensed Consolidating Statement of Cash Flows as of and for the year ended December 31, 2012. Since the Parent Company Guarantor and the Subsidiary Issuer were acquired in the Merger, there was no guarantee of the Notes in effect in prior periods. The historical consolidated financial statements of Pentair Ltd. prior to the Merger include all non-guarantor subsidiaries. Consequently, no consolidating financial information for the years ended December 31, 2011 and 2010 is presented.

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year ended December 31, 2012

In thousands	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$4,416,146	$—	$4,416,146
Cost of goods sold	—	—	3,146,554	—	3,146,554

Gross profit	—	—	1,269,592	—	1,269,592
Selling, general and administrative	5,017	(3,792)	1,157,211	—	1,158,436
Research and development	—	—	93,557	—	93,557
Impairment of trade names and goodwill	—	—	60,718	—	60,718

Operating (loss) income	(5,017)	3,792	(41,894)	—	(43,119)
Loss (earnings) from investment in subsidiaries	101,400	102,344	—	(203,744)	—
Other (income) expense:
Loss on early extinguishment of debt	—	—	75,367	—	75,367
Equity income of unconsolidated subsidiaries	—	—	(2,156)	—	(2,156)
Net interest (income) expense	81	971	66,583	—	67,635

Income (loss) from continuing operations before income taxes and noncontrolling interest	(106,498)	(99,523)	(181,688)	203,744	(183,965)
Provision (benefit) for income taxes	688	1,101	(81,142)	—	(79,353)

Net income (loss) before noncontrolling interest	(107,186)	(100,624)	(100,546)	203,744	(104,612)
Noncontrolling interest	—	—	2,574	—	2,574

Net income (loss) attributable to Pentair Ltd.	$(107,186)	$(100,624)	$(103,120)	$203,744	$(107,186)

Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(107,186)	$(100,624)	$(100,546)	$203,744	$(104,612)
Changes in cumulative translation adjustment	34,416	34,416	35,830	68,832	35,830
Amortization of pension and other post-retirement prior service cost	(253)	(253)	(253)	506	(253)
Changes in market value of derivative financial instruments	(3,630)	(3,630)	(3,630)	7,260	(3,630)

Total comprehensive income (loss)	(76,653)	(70,091)	(68,599)	142,678	(72,665)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	3,988	—	3,988

Comprehensive income (loss) attributable to Pentair Ltd.	$(76,653)	$(70,091)	$(72,587)	$142,678	$(76,653)

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2012

In thousands	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$30	$261,311	$—	$261,341
Accounts and notes receivable, net	20,197	1,458,341	1,348,698	(1,534,588)	1,292,648
Inventories	—	—	1,380,271	—	1,380,271
Other current assets	1,425	—	324,683	—	326,108

Total current assets	21,622	1,458,371	3,314,963	(1,534,588)	3,260,368

Property, plant and equipment, net	—	—	1,224,488	—	1,224,488

Other assets
Investments in subsidiaries	6,496,081	7,471,843	—	(13,967,924)	—
Goodwill	—	—	4,894,512	—	4,894,512
Intangibles, net	—	—	1,909,656	—	1,909,656
Other non-current assets	13,300	8,988	497,299	(13,300)	506,287

Total other assets	6,509,381	7,480,831	7,301,467	(13,981,224)	7,310,455

Total assets	$6,531,003	$8,939,202	$11,840,918	$(15,515,812)	$11,795,311

Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3,096	$—	$3,096
Accounts payable	54,263	1,787	589,793	(76,247)	569,596
Employee compensation and benefits	—	—	295,067	—	295,067
Other current liabilities	96,580	11,297	562,285	—	670,162

Total current liabilities	150,843	13,084	1,450,241	(76,247)	1,537,921

Other liabilities
Long-term debt	—	2,297,710	1,614,909	(1,458,341)	2,454,278
Pension and other post-retirement compensation and benefits	—	—	378,066	—	378,066
Deferred tax liabilities	—	—	488,102	—	488,102
Other non-current liabilities	13,300	—	453,587	(13,300)	453,587

Total liabilities	164,143	2,310,794	4,384,905	(1,547,888)	5,311,954

Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,366,860	6,628,408	7,339,516	(13,967,924)	6,366,860
Noncontrolling interest	—	—	116,497	—	116,497

Total equity	6,366,860	6,628,408	7,456,013	(13,967,924)	6,483,357

Total liabilities and equity	$6,531,003	$8,939,202	$11,840,918	$(15,515,812)	$11,795,311

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Year ended December 31, 2012

In thousands	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$(108,944)	$(88,253)	$61,413	$203,744	$67,960
Investing activities
Capital expenditures	—	—	(94,532)	—	(94,532)
Proceeds from sale of property and equipment	—	—	5,508	—	5,508
Acquisitions, net of cash acquired	—	300,061	170,398	—	470,459
Other	—	—	(5,858)	—	(5,858)

Net cash provided by (used for) investing activities	—	300,061	75,516	—	375,577
Financing activities
Net short-term borrowings	—	—	(3,700)	—	(3,700)
Proceeds from long-term debt	—	1,397,710	138,436	—	1,536,146
Repayment of long-term debt	—	—	(1,305,339)	—	(1,305,339)
Debt issuance costs	—	(8,722)	(982)	—	(9,704)
Debt extinguishment costs	—	—	(74,752)	—	(74,752)
Net change in advances to subsidiaries	156,977	(1,600,766)	1,647,533	(203,744)	—
Excess tax benefits from share-based compensation	—	—	4,976	—	4,976
Shares issued to employees, net of shares withheld	—	—	68,177	—	68,177
Repurchases of common shares	—	—	(334,159)	—	(334,159)
Dividends paid	(48,033)	—	(64,364)	—	(112,397)
Distributions to noncontrolling interest	—	—	(1,554)	—	(1,554)

Net cash provided by (used for) financing activities	108,944	(211,778)	74,272	(203,744)	(232,306)
Effect of exchange rate changes on cash and cash equivalents	—	—	33	—	33

Change in cash and cash equivalents	—	30	211,234	—	211,264
Cash and cash equivalents, beginning of year	—	—	50,077	—	50,077

Cash and cash equivalents, end of year	$—	$30	$261,311	$—	$261,341

Pentair Ltd. and Subsidiaries

Notes to consolidated financial statements

21.	Disclosures Required by Swiss Law

We are subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.

Personnel expenses

Total personnel expenses were $1,233.7 million and $941.4 million in 2012 and 2011, respectively.

Fire insurance value

The fire insurance values of property, plant, and equipment was $4,684.1 million at December 31, 2012.

Risk assessment

Our board of directors is responsible for assessing our major risks and overseeing that appropriate risk management and control procedures are in place. The audit committee of the board meets to review and discuss, as determined to be appropriate, our major financial and accounting risk exposures and related policies and practices with management, the internal auditors and the independent registered public accountants to assess and control such exposures and assist the board in fulfilling its oversight responsibilities regarding our policies and guidelines with respect to risk assessment and risk management. Our risk assessment process was in place during fiscal 2012 and 2011 and followed by the board of directors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2012, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2012 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.” Our report includes a scope exception for the acquired Flow Control business because it is a significant acquisition for which our management would otherwise have had only three months to evaluate and implement internal controls over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

On September 28, 2012, we completed the Merger. As part of our ongoing integration activities after the Merger, we are continuing to incorporate our controls and procedures into the Flow Control business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There was no other change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM	10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item with respect to directors is contained in our Proxy Statement for our 2013 annual general meeting of shareholders under the captions “Corporate Governance Matters,” “Proposal 1 Re-election of Three Directors with Terms Expiring at the 2016 Annual General Meeting of Shareholders” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at http://pentair.com/about-us/our-approach/code-of-conduct.html. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at http://pentair.com/about-us/our-approach/code-of-conduct.html.

We are not including the information contained on our website as part of, or incorporating it by reference into, this report.

ITEM	11. EXECUTIVE COMPENSATION

Information required under this item is contained in our Proxy Statement for our 2013 annual general meeting of shareholders under the captions “Corporate Governance Matters — Committees of the Board — Compensation Committee,” “Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2013 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.

The following table summarizes, as of December 31, 2012, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan (1)	3,916,474 (1)	$34.22 (2)	8,490,872 (3)
2008 Omnibus Stock Incentive Plan (2)	7,232,714 (4)	32.50 (2)	— (5)
2004 Omnibus Stock Incentive Plan (2)	2,758,387	34.53	— (5)
Outside Directors Non-qualified Stock Option Plan (2)	282,259	35.43	— (5)

Total	14,189,834	$33.43 (2)	8,490,872

(1)	Consists of 2,403,609 shares subject to stock options and 922,302 shares subject to restricted stock units that were assumed in connection with the Merger and 3,151 shares subject to other stock options and 587,412 shares subject to other restricted stock units.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 3,322,651 shares subject to stock options and 3,910,063 shares subject to restricted stock units.

(5)	The 2008 Omnibus Stock Incentive Plan was terminated in connection with the Merger. The 2004 Omnibus Plan and the Directors Plan were terminated in 2008. Options previously granted under these plans and restricted stock units granted under the 2008 Omnibus Stock Incentive Plan remain outstanding, but no further options or shares may be granted or issued under either plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required under this item is contained in our Proxy Statement for our 2013 annual general meeting of shareholders under the captions “Corporate Governance Matters — Board Governance,” “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item is contained in our Proxy Statement for our 2013 annual general meeting of shareholders under the caption “Proposal 4 Election of Auditors – Service Fees Paid to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this report:

(1) Financial	Statements

Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2013.

PENTAIR LTD.

By	/s/ John L. Stauch
John L. Stauch Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2013.

Signature	Title
/s/ Randall J. Hogan	Chairman and Chief Executive Officer
Randall J. Hogan

/s/ John L. Stauch	Executive Vice President and Chief Financial Officer
John L. Stauch

/s/ Mark C. Borin	Corporate Controller and Chief Accounting Officer
Mark C. Borin

*	Director
Leslie Abi-Karam

*	Director
Glynis A. Bryan

*	Director
Jerry W. Burris

*	Director
Carol Anthony (John) Davidson

*	Director
T. Michael Glenn

*	Director
Charles A. Haggerty

*	Director
David H. Y. Ho

*	Director
David A. Jones

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*By	/s/ Angela D. Lageson
Angela D. Lageson
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts

Pentair Ltd. and Subsidiaries

In thousands	Beginning balance	Additions charged to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2012	$ 16,000	$ 1,615	$ 4,040	$ 420	$ 13,995
Year ended December 31, 2011	$ 17,119	$ 4,447	$ 4,724	$ (842)	$ 16,000
Year ended December 31, 2010	$ 14,154	$ 4,300	$ 1,152	$ (183)	$ 17,119

(1)	Uncollectible accounts written off, net of recoveries
(2)	Result of foreign currency effects

EXHIBIT INDEX

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).

2.2	Amendment No. 1, dated as of July 25, 2012, to the Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on July 31, 2012 (File No. 000-04689)).

2.3	Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.1	Amended and Restated Articles of Association of Pentair Ltd. (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.2	Organizational Regulations of Pentair Ltd. (Incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.1	Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.2	First Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.3	Second Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.4	Third Supplemental Indenture, dated as of November 26, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.5	Fourth Supplemental Indenture, dated as of November 26, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.6	Fifth Supplemental Indenture, dated as of December 18, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.7	Exchange and Registration Rights Agreement, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.), Pentair Ltd., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bancorp Investments, Inc. (as representatives of the several Purchasers), dated as of September 24, 2012 (Incorporated by reference to Exhibit 4.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.8	Exchange and Registration Rights Agreement among Pentair Finance S.A., Pentair Ltd. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bancorp Investments, Inc. (as representatives of the several Purchasers), dated as of November 26, 2012 (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.9	Exchange and Registration Rights Agreement among Pentair Finance S.A., Pentair Ltd. and the dealer managers named therein, dated as of December 18, 2012 (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.10	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.11	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on May 9, 2011 (File No. 000-04689)).

4.12	Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.13	Fourth Supplemental Indenture, dated as of December 17, 2012, among Pentair, Inc. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.14	Credit Agreement, dated as of September 21, 2012 among Pentair, Inc., certain of its affiliates and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 24, 2012 (File No. 000-04689)).

10.1	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2	Form of Indemnification Agreement for directors and executive officers of Pentair Ltd. (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.3	Pentair Ltd. 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 4.3 in the Registration Statement on Form S-3 of Pentair Ltd. filed with the Commission on September 28, 2012 (Reg. No. 333-184149)).*

10.4	Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.5	Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.6	Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.7	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.8	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.9	Pentair Ltd. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.10	Pentair Ltd. Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.11	Pentair Ltd. Outside Directors Nonqualified Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12	Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14	Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15	Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.16	Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).*

10.17	Form of Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.18	Pentair Ltd. Compensation Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.19	Pentair Ltd. Employee Stock Purchase and Bonus Plan (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.20	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.21	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.22	Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.23	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.24	Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.25	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.26	Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.27	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.17 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.28	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on January 10, 2005 (File No. 000-04689)).*

18	Letter on Change in Accounting Principles.

21	List of Pentair Ltd. subsidiaries.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.