Form 10-K/A
period 2012-12-31
PENTAIR LTD
filed 2013-02-28
CIK 77360

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Annual Report on Form 10-K of Pentair Ltd. for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission on February 26, 2013 (“Form 10-K”), is to amend Item 8 of the Form 10-K to revise the Reports of Independent Registered Public Accounting Firm on pages 56 and 57 to include the name and signatures of Deloitte & Touche LLP, which were inadvertently omitted when the Form 10-K was originally filed.

Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of the Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2013.

PENTAIR LTD.

By	/s/ John L. Stauch
John L. Stauch Executive Vice President and Chief Financial Officer

Schedule II — Valuation and Qualifying Accounts

Pentair Ltd. and Subsidiaries

In thousands	Beginning balance	Additions charged to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2012	$ 16,000	$ 1,615	$ 4,040	$ 420	$ 13,995
Year ended December 31, 2011	$ 17,119	$ 4,447	$ 4,724	$ (842)	$ 16,000
Year ended December 31, 2010	$ 14,154	$ 4,300	$ 1,152	$ (183)	$ 17,119

(1)	Uncollectible accounts written off, net of recoveries
(2)	Result of foreign currency effects

EXHIBIT INDEX

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).

2.2	Amendment No. 1, dated as of July 25, 2012, to the Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on July 31, 2012 (File No. 000-04689)).

2.3	Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.1	Amended and Restated Articles of Association of Pentair Ltd. (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

3.2	Organizational Regulations of Pentair Ltd. (Incorporated by reference to Exhibit 3.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.1	Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.2	First Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.3	Second Supplemental Indenture, dated as of September 24, 2012, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.) (as Issuer), Pentair Ltd. (as Guarantor), Pentair, Inc. and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.4	Third Supplemental Indenture, dated as of November 26, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.5	Fourth Supplemental Indenture, dated as of November 26, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.6	Fifth Supplemental Indenture, dated as of December 18, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.7	Exchange and Registration Rights Agreement, among Pentair Finance S.A. (formerly Tyco Flow Control International Finance S.A.), Pentair Ltd., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bancorp Investments, Inc. (as representatives of the several Purchasers), dated as of September 24, 2012 (Incorporated by reference to Exhibit 4.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

4.8	Exchange and Registration Rights Agreement among Pentair Finance S.A., Pentair Ltd. and J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and U.S. Bancorp Investments, Inc. (as representatives of the several Purchasers), dated as of November 26, 2012 (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on November 28, 2012 (File No. 001-11625)).

4.9	Exchange and Registration Rights Agreement among Pentair Finance S.A., Pentair Ltd. and the dealer managers named therein, dated as of December 18, 2012 (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.10	Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.11	First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on May 9, 2011 (File No. 000-04689)).

4.12	Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.13	Fourth Supplemental Indenture, dated as of December 17, 2012, among Pentair, Inc. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.14	Credit Agreement, dated as of September 21, 2012 among Pentair, Inc., certain of its affiliates and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 24, 2012 (File No. 000-04689)).

10.1	Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2	Form of Indemnification Agreement for directors and executive officers of Pentair Ltd. (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

10.3	Pentair Ltd. 2012 Stock and Incentive Plan (Incorporated by reference to Exhibit 4.3 in the Registration Statement on Form S-3 of Pentair Ltd. filed with the Commission on September 28, 2012 (Reg. No. 333-184149)).*

10.4	Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.5	Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.6	Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.7	Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.8	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.9	Pentair Ltd. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.10	Pentair Ltd. Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.11	Pentair Ltd. Outside Directors Nonqualified Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12	Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13	Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14	Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15	Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.16	Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).*

10.17	Form of Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.18	Pentair Ltd. Compensation Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.19	Pentair Ltd. Employee Stock Purchase and Bonus Plan (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.20	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.21	Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.22	Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.23	Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.24	Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.25	Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.26	Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.27	Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.17 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.28	Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on January 10, 2005 (File No. 000-04689)).*

18	Letter on Change in Accounting Principles.

21	List of Pentair Ltd. subsidiaries.**

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.**

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.**

*	Denotes a management contract or compensatory plan or arrangement.
**	Previously filed with the Annual Report on Form 10-K of Pentair Ltd. for the fiscal year ended December 31, 2012, as filed on February 26, 2013.