Form 10-Q
period 2013-03-30
PENTAIR LTD
filed 2013-04-23
CIK 77360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2013

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

On March 30, 2013, 204,522,310 shares of Registrant’s common stock were outstanding.

Pentair Ltd. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended

In millions, except per-share data	March 30, 2013	March 31, 2012

Net sales	$1,774	$858
Cost of goods sold	1,250	577

Gross profit	524	281
Selling, general and administrative	416	174
Research and development	34	21

Operating income	74	86
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	(2)
Gain on sale of business	(17)	—
Net interest expense	17	15

Income before income taxes and noncontrolling interest	74	73
Provision for income taxes	21	10

Net income before noncontrolling interest	53	63
Noncontrolling interest	1	1

Net income attributable to Pentair Ltd.	$52	$62

Comprehensive income (loss), net of tax
Net income before noncontrolling interest	$53	$63
Changes in cumulative translation adjustment	(76)	40
Changes in market value of derivative financial instruments	1	2

Total comprehensive income (loss)	(22)	105
Less: Comprehensive income attributable to noncontrolling interest	1	2

Comprehensive income (loss) attributable to Pentair Ltd.	$(23)	$103

Earnings per common share attributable to Pentair Ltd.
Basic	$0.25	$0.63
Diluted	$0.25	$0.62

Weighted average common shares outstanding
Basic	204.8	98.6
Diluted	208.2	100.4

Cash dividends paid per common share	$0.23	$0.22

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	March 30,	December 31,
In millions, except per-share data	2013	2012

Assets
Current assets
Cash and cash equivalents	$215	$261
Accounts and notes receivable, net of allowances of $42 and $37, respectively	1,404	1,295
Inventories	1,327	1,379
Other current assets	344	324

Total current assets	3,290	3,259

Property, plant and equipment, net	1,222	1,224

Other assets
Goodwill	4,867	4,895
Intangibles, net	1,859	1,910
Other non-current assets	483	487

Total other assets	7,209	7,292

Total assets	$11,721	$11,775

Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$6	$3
Accounts payable	580	570
Employee compensation and benefits	264	294
Other current liabilities	633	672

Total current liabilities	1,483	1,539

Other liabilities
Long-term debt	2,592	2,454
Pension and other post-retirement compensation and benefits	370	378
Deferred tax liabilities	481	488
Other non-current liabilities	452	437

Total liabilities	5,378	5,296

Equity
Common shares CHF 0.50 par value, 213.0 authorized and issued at March 30, 2013 and December 31, 2012, respectively	113	113
Common shares held in treasury, 8.5 and 6.9 shares at March 30, 2013 and December 31, 2012, respectively	(406)	(315)
Capital contribution reserve	5,264	5,285
Retained earnings	1,344	1,292
Accumulated other comprehensive income (loss)	(87)	(12)

Shareholders’ equity attributable to Pentair Ltd.	6,228	6,363
Noncontrolling interest	115	116

Total equity	6,343	6,479

Total liabilities and equity	$11,721	$11,775

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
	March 30,	March 31,
In millions	2013	2012

Operating activities
Net income before noncontrolling interest	$53	$63
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	—	(2)
Depreciation	38	16
Amortization	42	10
Deferred income taxes	2	—
Gain on sale of business	(17)	—
Share-based compensation	10	5
Excess tax benefits from share-based compensation	—	(1)
Gain on sale of assets	—	(1)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(129)	(100)
Inventories	29	(20)
Other current assets	(22)	3
Accounts payable	21	(4)
Employee compensation and benefits	(24)	(24)
Other current liabilities	9	15
Other non-current assets and liabilities	8	(28)

Net cash provided by (used for) operating activities	20	(68)

Investing activities
Capital expenditures	(50)	(16)
Proceeds from sale of property and equipment	1	2
Proceeds from sale of business, net	30	—
Other	—	(3)

Net cash provided by (used for) investing activities	(19)	(17)
Financing activities
Net receipts of short-term borrowings	3	15
Net receipts of commercial paper and revolving long-term debt	140	102
Repayments of long-term debt	(2)	(13)
Debt issuance costs	(1)	—
Excess tax benefits from share-based compensation	—	1
Shares issued to employees, net of shares withheld	11	7
Repurchases of common shares	(140)	—
Dividends paid	(47)	(22)
Distribution to noncontrolling interest	(2)	—

Net cash provided by (used for) financing activities	(38)	90
Effect of exchange rate changes on cash and cash equivalents	(9)	—

Change in cash and cash equivalents	(46)	5
Cash and cash equivalents, beginning of period	261	50

Cash and cash equivalents, end of period	$215	$55

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Common shares		Treasury shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Noncontrolling
	Number	Amount	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total

Balance - December 31, 2012	213.0	$113	(6.9)	$(315)	$5,285	$1,292	$(12)	6,363	$116	$6,479
Net income	—	—	—	—	—	52	—	52	1	53
Change in cumulative translation adjustment	—	—	—	—	—	—	(76)	(76)	—	(76)
Changes in market value of derivative financial instruments, net of $0 tax	—	—	—	—	—	—	1	1	—	1
Tax benefits of share-based compensation	—	—	—	—	6	—	—	6	—	6
Dividends declared	—	—	—	—	1	—	—	1	—	1
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2)	(2)
Share repurchase	—	—	(2.7)	(140)	—	—	—	(140)	—	(140)
Exercise of options, net of shares tendered for payment	—	—	0.8	34	(11)	—	—	23	—	23
Issuance of restricted shares, net of cancellations	—	—	0.5	24	(24)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(9)	(3)	—	—	(12)	—	(12)
Share-based compensation	—	—	—	—	10	—	—	10	—	10

Balance - March 30, 2013	213.0	$113	(8.5)	$(406)	$5,264	$1,344	$(87)	$6,228	$115	$6,343

In millions	Common shares		Treasury shares		Capital contribution	Retained	Accumulated other comprehensive	Total	Noncontrolling
	Number	Amount	Number	Amount	reserve	earnings	income (loss)	Pentair Ltd.	interest	Total

Balance - December 31, 2011	98.6	$48	—	$—	$458	$1,465	$(38)	1,933	$114	$2,047
Net income	—	—	—	—	—	62	—	62	1	63
Change in cumulative translation adjustment	—	—	—	—	—	—	39	39	1	40
Changes in market value of derivative financial instruments, net of $1 tax	—	—	—	—	—	—	2	2	—	2
Dividends declared	—	—	—	—	—	(22)	—	(22)	—	(22)
Exercise of options, net of shares tendered for payment	0.3	—	—	—	10	—	—	10	—	10
Issuance of restricted shares, net of cancellations	0.2	—	—	—	4	—	—	4	—	4
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(2)	—	—	(2)	—	(2)
Share-based compensation	—	—	—	—	2	—	—	2	—	2

Balance - March 31, 2012	99.0	$48	—	$—	$472	$1,505	$3	$2,028	$116	$2,144

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

1.	Basis of Presentation and Responsibility for Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of Pentair Ltd. and subsidiaries (“we,” “us,” “our,” “Pentair,” or “the Company”) have been prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.

We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.

Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

New Accounting Standards

In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) (“AOCI”) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations. The reclassifications out of AOCI and into net income were not material for the three months ended March 30, 2013.

2.	Acquisitions and Divestitures

Material acquisitions

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger (as defined below), “Flow Control”), took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc. Prior to the spin-off, Tyco engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our common shares to Tyco’s shareholders. Immediately following the Distribution, an indirect, wholly-owned subsidiary of ours merged with and into Pentair, Inc., with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer. Flow Control’s net sales and income for the three months ending March 30, 2013 were $888 million and $22 million, respectively.

During the first quarter of 2013, the Company recorded fair value adjustments to its preliminary allocation of purchase price, including increases to accounts receivable, current liabilities, and net deferred tax liabilities and decreases to inventory, other current assets, property, plant and equipment and other non-current assets. These adjustments were applied retrospectively back to the date of the Merger. The net impact of those adjustments increased the preliminary allocation of goodwill by less than $1 million.

The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to accounts receivable, inventories, property, plant and equipment, certain contingent liabilities and income tax-related items. We expect the purchase price allocation to be completed in the third quarter of 2013. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation. The purchase price is subject to a working capital and net indebtedness adjustment.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

The following table summarizes our preliminary fair values of the assets acquired and liabilities assumed in the Merger:

In millions

Cash and cash equivalents	$692
Accounts and notes receivable	774
Inventories	1,045
Other current assets	98
Property, plant and equipment	820
Goodwill	2,526
Intangibles	1,425
Other non-current assets	275
Current liabilities	(865)
Long-term debt	(915)
Income taxes, including current and deferred	(361)
Other liabilities and redeemable noncontrolling interest	(591)

Total purchase price	$4,923

The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $2,526 million. Goodwill has been preliminarily allocated to our reporting segments as follows: $321 million to Water & Fluid Solutions, $1,334 million to Valves & Controls and $871 million to Technical Solutions. None of the goodwill recognized from the Merger is expected to be deductible for income tax purposes. Goodwill recognized from the Merger reflects the value of future income resulting from synergies of our combined operations. Identifiable intangible assets acquired as part of the Merger were $1,425 million and include $362 million of indefinite life trade name intangibles and the following definite-lived intangibles: $906 million of customer relationships with a weighted average useful life of 14.2 years, $116 million of proprietary technology with a weighted average useful life of 13.7 years and $41 million of customer backlog with a weighted average useful life of less than one year.

Pro forma results of material acquisitions

The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Merger had been completed on January 1, 2011:

Three months ended
In millions, except per-share data	March 31, 2012

Pro forma net sales	$1,857
Pro forma net income attributable to Pentair Ltd.	107
Diluted earnings per common share attributable to Pentair Ltd.	0.51

The 2012 unaudited pro forma net income excludes the impact of $12 million of transaction related costs associated with the Merger.

The pro forma consolidated financial information was prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may have differed materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of Flow Control. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the business combination occurred at the beginning of the period presented or of future results of the consolidated entities.

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

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Additionally, during the year ended December 31, 2012, we completed other small acquisitions as part of Water & Fluid Solutions with purchase prices totaling $121 million in cash, net of cash acquired. Total goodwill recorded as part of the purchase price allocations was $81 million, $67 million of which is tax deductible.

Divestitures

During the first quarter of 2013, we sold a business that was part of Technical Solutions for cash of $30 million, net of transaction costs, resulting in a gain of $17 million. Goodwill of $5 million was included in the assets of the business sold. The sales price is subject to a working capital adjustment.

3.	Share Plans

Total share-based compensation expense was $10 million and $5 million for the first quarter of 2013 and 2012, respectively. Total compensation expense for restricted stock units during the first quarter of 2013 and 2012 was $7 million and $3 million, respectively. Restricted stock units are valued at market value on the date of grant and are typically expensed over a three to four year vesting period. Total compensation expense for stock option awards was $3 million and $2 million for the first quarter of 2013 and 2012, respectively. Option awards are granted with an exercise price equal to the market price of our common shares on the date of grant. Option awards generally vest over a three-year period and are expensed over the vesting period.

During the first quarter of 2013, we issued our annual share-based compensation grants under the Pentair Ltd. 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 1.2 million, of which 0.9 million were stock options and 0.3 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $13.89 and $50.60, respectively.

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	March 30, 2013	March 31, 2012

Risk-free interest rate	0.69%	0.96%
Expected dividend yield	2.01%	2.48%
Expected share price volatility	36.0%	36.5%
Expected term (years)	5.7	5.7

These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected share price volatility, we considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk-free interest rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

4.	Restructuring

During the three months ended March 30, 2013 and the year ended December 31, 2012, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 400 employees, which included 100 in Water & Fluid Solutions, 100 in Valves & Controls and 200 in Technical Solutions. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 1,000 employees, which included 500 in Water & Fluid Solutions, 300 in Valves & Controls and 200 in Technical Solutions.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended

In millions	March 30, 2013	March 31, 2012

Severance and related costs	$20	$—
Other	2	—

Total restructuring costs	$22	$—

Total restructuring costs related to Water & Fluid Solutions, Valves & Controls and Technical Solutions were $7 million, $5 million and $10 million, respectively, for the three months ended March 30, 2013.

Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 30, 2013:

In millions	March 30, 2013

Beginning balance	$57
Costs incurred	20
Cash payments and other	(18)

Ending balance	$59

5.	Earnings Per Share

Basic and diluted earnings per share were calculated as follows:

	Three months ended

In millions, except per-share data	March 30, 2013	March 31, 2012

Net income attributable to Pentair Ltd.	$52	$62

Weighted average common shares outstanding
Basic	204.8	98.6
Dilutive impact of stock options and restricted stock units (1)	3.4	1.8

Diluted	208.2	100.4

Earnings per common share attributable to Pentair Ltd.
Basic earnings per common share	$0.25	$0.63
Diluted earnings per common share	$0.25	$0.62

Anti-dilutive stock options and restricted stock units (2)	1.0	2.5

(1)	The incremental share impact from stock options and restricted stock units was computed using the treasury stock method.

(2)	Stock options and restricted stock units that were not dilutive were excluded from our calculation of diluted weighted average shares.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	March 30, 2013	December 31, 2012

Inventories
Raw materials and supplies	$616	$616
Work-in-process	190	208
Finished goods	521	555

Total inventories	$1,327	$1,379

Other current assets
Cost in excess of billings	$138	$124
Prepaid expenses	100	95
Deferred income taxes	79	71
Other current assets	27	34

Total other current assets	$344	$324

Property, plant and equipment, net
Land and land improvements	$247	$248
Buildings and leasehold improvements	474	482
Machinery and equipment	1,087	1,091
Construction in progress	131	114

Total property, plant and equipment	1,939	1,935
Accumulated depreciation and amortization	717	711

Total property, plant and equipment, net	$1,222	$1,224

Other non-current assets
Asbestos-related insurance receivable	$157	$157
Deferred income taxes	100	89
Other non-current assets	226	241

Total other non-current assets	$483	$487

Other current liabilities
Deferred revenue and customer deposits	$133	$127
Dividends payable	47	95
Billings in excess of cost	66	61
Accrued warranty	53	54
Other current liabilities	334	335

Total other current liabilities	$633	$672

Other non-current liabilities
Asbestos-related liabilities	$234	$235
Taxes payable	50	49
Other non-current liabilities	168	153

Total other non-current liabilities	$452	$437

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets

The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2012	Acquisitions/ divestitures	Foreign currency translation/other	March 30, 2013

Water & Fluid Solutions	$2,410	$—	$(21)	$2,389
Valves & Controls	1,334	—	—	1,334
Technical Solutions	1,151	(5)	(2)	1,144

Total goodwill	$4,895	$(5)	$(23)	$4,867

Identifiable intangible assets consisted of the following:

	March 30, 2013			December 31, 2012
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net

Finite-life intangibles
Customer relationships	$1,269	$(172)	$1,097	$1,277	$(153)	$1,124
Trade names	2	(1)	1	1	—	1
Proprietary technology	262	(63)	199	264	(58)	206
Backlog	41	(31)	10	41	(18)	23

Total finite-life intangibles	$1,574	$(267)	$1,307	$1,583	$(229)	$1,354

Indefinite-life intangibles
Trade names	552	—	552	556	—	556

Total intangibles, net	$2,126	$(267)	$1,859	$2,139	$(229)	$1,910

Intangible asset amortization expense was approximately $42 million and $10 million for the three months ended March 30, 2013 and March 31, 2012, respectively.

In the fourth quarter of 2012, we recorded an impairment charge for trade name intangible assets of $49 million and $12 million in Water & Fluid Solutions and Technical Solutions, respectively.

Estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

	Q2-Q4
In millions	2013	2014	2015	2016	2017	2018

Estimated amortization expense	$93	$114	$113	$112	$111	$108

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

8.	Debt

Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 30, 2013	Maturity Year	March 30, 2013	December 31, 2012

Commercial paper	0.577%	2017	$527	$425
Revolving credit facilities	1.296%	2017	37	—
Senior notes - fixed rate	1.350%	2015	350	350
Senior notes - fixed rate	1.875%	2017	350	350
Senior notes - fixed rate	2.650%	2019	250	250
Senior notes - fixed rate	5.000%	2021	500	500
Senior notes - fixed rate	3.150%	2022	550	550
Other	0.697%	2014-2030	12	8
Capital lease obligations	4.267%	2015-2025	22	24

Total debt			2,598	2,457
Less: Current maturities and short-term borrowings			(6)	(3)

Long-term debt			$2,592	$2,454

The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.

In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450 million. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 30, 2013 and December 31, 2012, we had $527 million and $425 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Total availability under the Credit Facility was $886 million as of March 30, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 30, 2013, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $88 million, of which $3 million was outstanding at March 30, 2013. Borrowings under these credit facilities bear interest at variable rates.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Debt outstanding at March 30, 2013 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2013	2014	2015	2016	2017	2018	Thereafter	Total

Contractual debt obligation maturities	$3	$—	$350	$—	$917	$—	$1,306	$2,576
Capital lease obligations	3	3	6	1	1	1	7	22

Total maturities	$6	$3	$356	$1	$918	$1	$1,313	$2,598

Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $24 million less the imputed interest of $2 million as of March 30, 2013.

As of March 30, 2013 and December 31, 2012, assets under capital lease were $39 million and $36 million, respectively, less accumulated amortization of $6 million and $6 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

9.	Derivatives and Financial Instruments

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

Interest rate swaps

During 2012, we used floating to fixed rate interest rate swaps to mitigate our exposure to future changes in interest rates related to our floating rate indebtedness. We designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI on the Condensed Consolidated Balance Sheets throughout the contractual term of each of the interest rate swap arrangements. During 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2012 or March 30, 2013.

Derivative gains and losses included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $2 million for the three months ended March 31, 2012 and was recorded in Net interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In April 2011, as part of our planned debt issuance to fund the Clean Process Technologies (“CPT”) acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11 million. Because we used the contracts to hedge future interest payments, this was recorded in AOCI in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes. The ending unrealized net loss in AOCI was $9 million at March 30, 2013 and December 31, 2012.

Foreign currency contracts

We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At March 30, 2013 and December 31, 2012, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $175 million and $164 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the first quarter of 2013 were not material.

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

Fair value of financial instruments

The recorded amounts and estimated fair values of total debt, excluding the effects of derivative financial instruments, were as follows:

	March 30, 2013		December 31, 2012

In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Variable rate debt	$570	$570	$428	$428
Fixed rate debt	2,028	2,067	2,029	2,081

Total debt	$2,598	$2,637	$2,457	$2,509

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

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	March 30, 2013
In millions	Level 1	Level 2	Level 3	Total

Recurring fair value measurements
Foreign currency contract assets	$—	$3	$—	$3
Foreign currency contract liabilities	—	(1)	—	(1)
Deferred compensation plan (1)	28	—	—	28

Total recurring fair value measurements	28	2	—	30

	December 31, 2012
In millions	Level 1	Level 2	Level 3	Total

Recurring fair value measurements
Foreign currency contract assets	$—	$3	$—	$3
Foreign currency contract liabilities	—	(1)	—	(1)
Deferred compensation plan (1)	23	—	—	23

Total recurring fair value measurements	$23	$2	$—	$25

Nonrecurring fair value measurements
Trade name intangibles (2)	$—	$—	$64	$64

Total nonrecurring fair value measurement	$—	$—	$64	$64

(1)	Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)	In the fourth quarter of 2012, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $61 million for trade names intangibles. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

10.	Income Taxes

The provision for income taxes consists of provisions for Swiss federal and international income taxes. We operate in an international environment with operations in various locations outside Switzerland. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.

The effective income tax rate for the three months ended March 30, 2013 was 28.4% compared to 13.7% for the three months ended March 31, 2012. Our effective tax rate was higher due to the favorable resolution of U.S. federal and state tax audits during the three months ended March 31, 2012 which was not recurring during the three months ended March 30, 2013, and the timing of losses in jurisdictions where we recognize no tax benefits. The increases were partially offset by the mix of global earnings, including the impact of the Merger.

We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.

The liability for uncertain tax positions was $55 million and $54 million at March 30, 2013 and December 31, 2012, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans

Components of net periodic benefit cost for our pension plans for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	Three months ended

	U.S. pension plans		Non-U.S. pension plans

In millions	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012

Service cost	$4	$3	$2	$1
Interest cost	3	7	5	1
Expected return on plan assets	(2)	(7)	(4)	—

Net periodic benefit cost	$5	$3	$3	$2

Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 30, 2013 and March 31, 2012 were not material.

12.	Shareholders’ Equity

Share repurchases

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization. As of March 30, 2013, we had $726 million remaining available for share repurchases under these authorizations. During the quarter ended March 30, 2013, we repurchased 2.7 million of our common shares for $140 million pursuant to these authorizations.

Dividends payable

Prior to the consummation of the Merger, our board of directors proposed, and Tyco as our then sole shareholder, authorized us to pay quarterly cash dividends through the first annual general meeting of our shareholders in 2013. The authorization provided that dividends of $0.68 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.22 for the fourth quarter of 2012 and $0.23 for each of the first and second quarters of 2013. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $47 million at March 30, 2013.

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

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

13.	Segment information

Financial information by reportable segment is shown below:

	Three months ended

In millions	March 30, 2013	March 31, 2012

Net sales
Water & Fluid Solutions	$782	$587
Valves & Controls	586	—
Technical Solutions	410	273
Other	(4)	(2)

Consolidated	$1,774	$858

Operating income (loss)
Water & Fluid Solutions	$75	$64
Valves & Controls	(19)	—
Technical Solutions	53	50
Other	(35)	(28)

Consolidated	$74	$86

14.	Commitments and Contingencies

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

As of March 30, 2013, there were approximately 1,900 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of March 30, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.

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

Our estimated liability for asbestos-related claims was $234 million and $235 million as of March 30, 2013 and December 31, 2012, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $157 million as of March 30, 2013 and December 31, 2012 and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

Environmental Matters

We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $36 million as of March 30, 2013 and December 31, 2012. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.

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

The changes in the carrying amount of service and product warranties for the three months ended March 30, 2013 were as follows:

In millions	March 30, 2013

Beginning balance	$54
Service and product warranty provision	12
Payments	(13)

Ending balance	$53

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

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

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

As of March 30, 2013 and December 31, 2012, the outstanding value of bonds, letters of credit and bank guarantees totaled $514 million and $493 million, respectively.

15.	Financial Statements of Parent Company Guarantor

Pentair Ltd. (the “Parent Company Guarantor”), fully and unconditionally, guarantees the Notes of Pentair Finance S.A. (the “Subsidiary Issuer”). The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Parent Company Guarantor.

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

The following present the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows. Since the Parent Company Guarantor and the Subsidiary Issuer were acquired in the Merger, there was no guarantee of the Notes in effect in prior periods. The historical consolidated financial statements of Pentair Ltd. prior to the Merger include all non-guarantor subsidiaries. Consequently, no consolidating financial information for the three months ended March 31, 2012 is presented.

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three months ended March 30, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated

Net sales	$—	$—	$1,774	$—	$1,774
Cost of goods sold	—	—	1,250	—	1,250

Gross profit	—	—	524	—	524
Selling, general and administrative	(1)	3	414	—	416
Research and development	—	—	34	—	34

Operating (loss) income	1	(3)	76	—	74
Loss (earnings) from investment in subsidiaries	(51)	(55)	—	106	—
Other (income) expense:
Gain on sale of business	—	—	(17)	—	(17)
Net interest expense	—	3	14	—	17

Income (loss) from continuing operations before income taxes and noncontrolling interest	52	49	79	(106)	74
Provision for income taxes	—	—	21	—	21

Net income (loss) before noncontrolling interest	52	49	58	(106)	53
Noncontrolling interest	—	—	1	—	1

Net income (loss) attributable to Pentair Ltd.	$52	49	$57	$(106)	$52

Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$52	$49	$58	$(106)	$53
Changes in cumulative translation adjustment	(76)	(76)	(76)	152	(76)
Changes in market value of derivative financial instruments	1	1	1	(2)	1

Total comprehensive income (loss)	(23)	(26)	(17)	44	(22)
Less: Comprehensive income attributable to noncontrolling interest	—	—	1	—	1

Comprehensive income (loss) attributable to Pentair Ltd.	$(23)	$(26)	$(18)	$44	$(23)

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries

Condensed Consolidating Balance Sheet

March 30, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$—	$215	$—	$215
Accounts and notes receivable, net	18	10	1,507	(131)	1,404
Inventories	—	—	1,327	—	1,327
Other current assets	1	—	343	—	344

Total current assets	19	10	3,392	(131)	3,290

Property, plant and equipment, net	—	—	1,222	—	1,222

Other assets
Investments in subsidiaries	6,356	7,469	—	(13,825)	—
Goodwill	—	—	4,867	—	4,867
Intangibles, net	—	—	1,859	—	1,859
Other non-current assets	31	1,551	475	(1,574)	483

Total other assets	6,387	9,020	7,201	(15,399)	7,209

Total assets	$6,406	$9,030	$11,815	$(15,530)	$11,721

Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	—	6	—	$6
Accounts payable	99	4	598	(121)	580
Employee compensation and benefits	—	—	264	—	264
Other current liabilities	48	14	571	—	633

Total current liabilities	147	18	1,439	(121)	1,483

Other liabilities
Long-term debt	—	2,400	1,745	(1,553)	2,592
Pension and other post-retirement compensation and benefits	—	—	370	—	370
Deferred tax liabilities	—	—	481	—	481
Other non-current liabilities	31	—	452	(31)	452

Total liabilities	178	2,418	4,487	(1,705)	5,378

Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,228	6,612	7,213	(13,825)	6,228
Noncontrolling interest	—	—	115	—	115

Total equity	6,228	6,612	7,328	(13,825)	6,343

Total liabilities and equity	$6,406	$9,030	$11,815	$(15,530)	$11,721

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three months ended March 30, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated

Operating activities
Net cash provided by (used for) operating activities	$95	$51	$(20)	$(106)	$20
Investing activities
Capital expenditures	—	—	(50)	—	(50)
Proceeds from sale of property and equipment	—	—	1	—	1
Proceeds from sale of business, net	—	—	30	—	30

Net cash provided by (used for) investing activities	—	—	(19)	—	(19)
Financing activities
Net receipts of short-term borrowings	—	—	3	—	3
Net receipts of commercial paper and revolving long-term debt	—	103	37	—	140
Repayment of long-term debt	—	—	(2)	—	(2)
Debt issuance costs	—	(1)	—	—	(1)
Net change in advances to subsidiaries	(48)	(153)	95	106	—
Shares issued to employees, net of shares withheld	—	—	11	—	11
Repurchases of common shares	—	—	(140)	—	(140)
Dividends paid	(47)	—	—	—	(47)
Distributions to noncontrolling interest	—	—	(2)	—	(2)

Net cash provided by (used for) financing activities	(95)	(51)	2	106	(38)
Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)

Change in cash and cash equivalents	—	—	(46)	—	(46)
Cash and cash equivalents, beginning of period	—	—	261	—	261

Cash and cash equivalents, end of period	$—	$—	$215	$—	$215

Pentair Ltd. and Subsidiaries

Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$—	$261	$—	$261
Accounts and notes receivable, net	20	1,459	1,351	(1,535)	1,295
Inventories	—	—	1,379	—	1,379
Other current assets	2	—	322	—	324

Total current assets	22	1,459	3,313	(1,535)	3,259

Property, plant and equipment, net	—	—	1,224	—	1,224

Other assets
Investments in subsidiaries	6,492	7,470	—	(13,962)	—
Goodwill	—	—	4,895	—	4,895
Intangibles, net	—	—	1,910	—	1,910
Other non-current assets	31	6	481	(31)	487

Total other assets	6,523	7,476	7,286	(13,993)	7,292

Total assets	$6,545	$8,935	$11,823	$(15,528)	$11,775

Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3	$—	$3
Accounts payable	54	2	590	(76)	570
Employee compensation and benefits	—	—	294	—	294
Other current liabilities	97	11	564	—	672

Total current liabilities	151	13	1,451	(76)	1,539

Other liabilities
Long-term debt	—	2,298	1,615	(1,459)	2,454
Pension and other post-retirement compensation and benefits	—	—	378	—	378
Deferred tax liabilities	—	—	488	—	488
Other non-current liabilities	31	—	437	(31)	437

Total liabilities	182	2,311	4,369	(1,566)	5,296

Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,363	6,624	7,338	(13,962)	6,363
Noncontrolling interest	—	—	116	—	116

Total equity	6,363	6,624	7,454	(13,962)	6,479

Total liabilities and equity	$6,545	$8,935	$11,823	$(15,528)	$11,775

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including in Item 1A of this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair Ltd. assumes no obligation, and disclaims any obligation, to update the information contained in this report.

Overview

Pentair Ltd., formerly known as Tyco Flow Control International Ltd. (as used prior to the Merger, “Flow Control”), is a company organized under the laws of Switzerland. The terms “us,” “we” or “our” refer to Pentair Ltd. and its consolidated subsidiaries. Our business took its current form on September 28, 2012 as a result of a spin-off of Flow Control from its parent, Tyco International Ltd. (“Tyco”), and a reverse acquisition involving Pentair, Inc. Prior to the spin-off, Tyco engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of 110.9 million of our common shares to Tyco’s shareholders. Immediately following the Distribution, an indirect, wholly-owned subsidiary of ours merged with and into Pentair, Inc., with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours (the “Merger”). The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.

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

During the fourth quarter of 2012 and first quarter of 2013, Water & Fluid Solutions, Valves & Controls and Technical Solutions represented approximately 44 percent, 32 percent and 24 percent of total revenues, respectively, reflecting our post-Merger revenue mix.

Key Trends and Uncertainties Regarding Our Existing Business

The following trends and uncertainties affected our financial performance in 2012 and the first three months of 2013 and will likely impact our results in the future:

•

Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets addressed below would likely have an adverse impact on our results of operations for the rest of 2013 and beyond.

•

In September 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the amount and timing of anticipated growth opportunities and cost and tax synergies as described in ITEM 1A – Risk Factors of our 2012 Annual Report on Form 10-K.

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

•

End markets for new home building and new pool starts are showing signs of rebound from their historically low levels in 2007 - 2011. New product introductions, expanded distribution, channel penetration and a recovering housing market have resulted in volume increases for 2012 and the first quarter of 2013.

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

•

Through 2012 and the first three months of 2013, we experienced material and other cost inflation. We strive for productivity improvements, and we may implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•

We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2012 was $(21) million. The negative free cash flow resulted primarily from accelerated pension funding of $193 million, acquisition-related payments of $126 million and repositioning payments of $20 million. We continue to expect to generate free cash flow in excess of 100 percent of our net income before noncontrolling interest in 2013. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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

RESULTS OF OPERATIONS

Net sales

Consolidated net sales and the change from the prior year period were as follows:

	Three months ended
In millions	March 30, 2013	March 31, 2012	$ change	% change

Net sales	$1,774	$858	$916	106.8%

Net sales by segment and the changes from prior year period were as follows:
	Three months ended
In millions	March 30, 2013	March 31, 2012	$ change	% change

Water & Fluid Solutions	$782	$587	$195	33.2%
Valves & Controls	586	—	586	—
Technical Solutions	410	273	137	51.2%
Other	(4)	(2)	(2)	—

Net sales	$1,774	$858	$916	106.8%

The components of the changes in net sales from the prior period were as follows:

	Three months ended March 30, 2013 over the prior year period
Percent change in net sales	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total

Volume	7.6	—	(10.9)	1.4
Acquisition	24.2	100.0	59.9	103.7
Price	1.6	—	2.5	1.9
Currency	(0.2)	—	(0.3)	(0.2)

Total	33.2	100.0	51.2	106.8

Consolidated net sales

The 106.8 percentage point increase in consolidated net sales in the first quarter of 2013 from 2012 was primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $888 million;

•

organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market, and increased demand for agriculture products;

•	continued growth in fast growth regions led by strength in the Middle East and Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales volume in developed portions of Asia and Europe.

Water & Fluid Solutions

The 33.2 percentage point increase in Water & Fluid Solutions net sales in the first quarter of 2013 from 2012 was primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $142 million;

•

organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market, and increased demand for agriculture products;

•	continued growth in fast growth regions led by strength in the Middle East and Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales volume in developed portions of Asia and Europe.

Valves & Controls

The Valves & Controls net sales in the first quarter of 2013 were the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $586 million.

Technical Solutions

The 51.2 percentage point increase in Technical Solutions net sales in the first quarter of 2013 from 2012 was primarily driven by:

•	sales volume of the Flow Control businesses subsequent to Merger of $162 million; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales volume in Europe impacting the Infrastructure vertical.

Gross profit

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

Gross profit	$ 524	29.5%	$ 281	32.7%

Percentage point change		(3.2) pts

The 3.2 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2013 from 2012 was primarily the result of:

•	higher cost of goods sold in the first quarter of 2013 as a result of $77 million of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting; and

•	inflationary increases related to raw materials and labor costs.

These decreases were partially offset by:

•	higher margin percentage contribution associated with the Flow Control businesses in Valves & Controls and Technical Solutions;

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases; and

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices.

Selling, general and administrative (SG&A)

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

SG&A	$ 416	23.4%	$ 174	20.3%

Percentage point change		3.1 pts

The 3.1 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2013 from 2012 was primarily due to:

•	intangible asset amortization associated with the Merger;

•	higher costs related to the Merger, including integration, standardization and restructuring costs; and

•	certain increases for labor and related costs.

These increases were partially offset by:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses.

Research and development (R&D)

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

R&D	$ 34	1.9%	$ 21	2.4%

Percentage point change		(0.5) pts

The 0.5 percentage point decrease in R&D expense as a percentage of sales in the first quarter of 2013 from 2012 was primarily due to:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on the R&D spend.

Operating income - Water & Fluid Solutions

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

Operating income	$ 75	9.6%	$ 64	10.9%

Percentage point change		(1.3) pts

The 1.3 percentage point decrease in Water & Fluid Solutions operating income as a percentage of net sales in the first quarter of 2013 from 2012 was primarily the result of:

•	lower margin from higher costs related to the Merger, including integration, standardization, and restructuring costs;

•	intangible asset amortization associated with the Merger;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	higher cost of goods sold in the first quarter of 2013 as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting.

These decreases were partially offset by:

•	higher sales volumes in Water & Fluid Solutions, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.

Operating loss - Valves & Controls

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

Operating loss	$ (19)	(3.2%)	$ —	0.0%

Percentage point change		(3.2) pts

The operating loss for Valves & Controls for the first quarter of 2013 was the result of:

•

Valves & Controls operations subsequent to the Merger. Valves & Controls is a new reporting segment effective with the Merger and, as a result, the first quarter of 2013 operating loss represents the segment’s operating results for the quarter;

•	higher cost of goods sold in the first quarter of 2013 of $70 million as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	intangible asset amortization associated with the Merger; and

•	lower margin from higher costs related to the Merger including integration, standardization, and restructuring costs.

Operating income - Technical Solutions

	Three months ended
In millions	March 30, 2013	% of sales	March 31, 2012	% of sales

Operating income	$ 53	13.0%	$ 50	18.3%

Percentage point change		(5.3) pts

The 5.3 percentage point decrease in Technical Solutions operating income as a percentage of sales in the first quarter of 2013 from 2012 was primarily the result of:

•	lower margin from higher costs related to the Merger, including integration, standardization and restructuring costs;

•	higher cost of goods sold in the first quarter of 2013 as a result of customer backlog recorded as part of the Merger purchase accounting;

•	intangible asset amortization associated with the Merger;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	inflationary increases related to labor costs and certain raw materials.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.

Gain on sale of business

During the first quarter of 2013, we sold a business that was part of Technical Solutions for cash of $30 million, net of transaction costs, resulting in a gain of $17 million. Goodwill of $5 million was included in the assets of the business sold. The sales price is subject to a working capital adjustment.

Net interest expense

	Three months ended
In millions	March 30, 2013	March 31, 2012	$ change	% change

Net interest expense	$17	$15	$2	15.1%

The 15.1 percentage point increase in interest expense in the first quarter of 2013 from 2012 was primarily the result of:

•	the impact of higher debt levels following the Merger.

This increase was partially offset by:

•	reduced overall interest rates in effect on our outstanding debt; and

•	the impact of higher cash balances following the Merger.

Provision for income taxes

	Three months ended
In millions	March 30, 2013	March 31, 2012

Income before income taxes and noncontrolling interest	$74	$73
Provision for income taxes	21	10
Effective tax rate	28.4%	13.7%

The 14.7 percentage point increase in the effective tax rate in the first quarter of 2013 from 2012 was primarily the result of:

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2013; and

•	the timing of losses in jurisdictions where we recognize no tax benefits.

These increases were partially offset by

•	the mix of global earnings, including the impact of the Merger.

LIQUIDITY AND CAPITAL RESOURCES

We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. We have grown our businesses in significant part in the past through acquisitions financed by credit provided under our revolving credit facilities and from time to time, by private or public debt and equity issuances. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities as needed to allow us to complete acquisitions. We intend to issue commercial paper to fund our financing needs on a short-term basis and to use our revolving credit facility as back-up liquidity to support commercial paper.

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

Operating activities

Cash provided by operating activities was $20 million in the first three months of 2013 compared to cash used for operating activities of $68 million in the same period of 2012.

The $20 million in net cash provided by operations in the first three months of 2013 was attributed to $53 million of net income which principally reflects non-cash depreciation and amortization, share-based compensation and the gain on the sale of a business totaling $75 million. Net cash provided by operating activities also reflects an aggregate decrease in net working capital totaling $116 million. The decrease in the working capital position in the first three months of 2013 was primarily the result of increases in accounts receivable due to increased sales.

The $68 million in net cash used for operations in the first three months of 2012 was attributed to $63 million of net income which principally reflects non-cash depreciation and amortization and share-based compensation totaling $27 million. Net cash used for operating activities also reflects an aggregate decrease in net working capital totaling $130 million. The decrease in the working capital position in the first three months of 2012 was primarily the result of increases in accounts receivable due to increased sales and increases in inventories in anticipation of our peak sales season in the second and third quarters.

Investing activities

Cash used for investing activities was $19 million in the first three months of 2013 compared to cash used for investing activities of $17 million in the same period of 2012. The increase in cash used for investing activities was primarily due to an increase in capital expenditures, partially offset by $30 million of proceeds, net of transaction costs, from the sale of a business within Technical Solutions in the first quarter of 2013.

Capital expenditures in the first three months of 2013 were $50 million compared with $16 million in the prior year period. The increase in capital spending primarily relates to the Merger. We anticipate capital expenditures for fiscal 2013 to be approximately $200 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.

Financing activities

Net cash used for financing activities was $38 million in the first three months of 2013 compared with net cash provided by financing activities of $90 million in the prior year period. Net cash used for financing activities in the first three months of 2013 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt. Net cash provided for financing activities in the first three months of 2012 included net receipts of short-term borrowings, commercial paper and revolving long-term debt, partially offset by payment of dividends and repayments of long-term debt. Additionally, financing activities included draw downs and repayments on our revolving credit facilities to fund our operations in the normal course of business, cash received/used for shares issued to employees, and tax benefits related to share-based compensation.

The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.

In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450 million. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 30, 2013 and December 31, 2012, we had $527 million and $425 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Total availability under the Credit Facility was $886 million as of March 30, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 30, 2013, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $88 million, of which $3 million was outstanding at March 30, 2013. Borrowings under these credit facilities bear interest at variable rates.

As of March 30, 2013, we have $141 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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

We paid dividends in the first three months of 2013 of $47 million, or $0.23 per common share, compared with $22 million, or $0.22 per common share, in the prior year period. Prior to the completion of the Merger, our board of directors proposed, and Tyco as our sole shareholder authorized, us to pay cash dividends of $0.23 per share on May 10, 2013, to shareholders of record on April 26, 2013 and we expect to continue paying dividends on a quarterly basis. On February 26, 2013, our board of directors recommended that our shareholders approve at our 2013 annual meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2014. The proposal provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014.

The liability for uncertain tax positions was $55 million and $54 million at March 30, 2013 and December 31, 2012, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

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

	Three months ended
In millions	March 30, 2013	March 31, 2012

Net cash provided by (used for) operating activities	$20	$(68)
Capital expenditures	(50)	(16)
Proceeds from sale of property and equipment	1	2

Free cash flow	$(29)	$(82)

NEW ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on indefinite-lived intangible assets is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This guidance is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

In February 2013, the FASB issued authoritative guidance surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) (“AOCI”) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES

In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risk during the quarter ended March 30, 2013. For additional information, refer to Item 7A of our 2012 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 30, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 30, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.

(b)    Changes in Internal Controls

As part of our ongoing integration activities after the Merger, we are continuing to incorporate our controls and procedures into the Flow Control business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments from the disclosures contained in our 2012 Annual Report on Form 10-K.

ITEM 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2012 Annual Report on Form 10-K, except for the following:

Changes in the U.S. dollar/Swiss franc exchange rate could limit the amount of dividends authorized on our common shares, and there can be no assurance that we will be able to continue to pay dividends on our common shares.

On February 26, 2013, our board of directors proposed that our shareholders approve at our 2013 annual general meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2014. If approved by shareholders, the authorization will provide that a dividend will be made out of our “contributed surplus” equity position in our statutory accounts to our shareholders in the amount of $0.25 for each of the third and fourth quarters of 2013 and the first and second quarters of 2014. The deduction to our contributed surplus in our statutory accounts, which is required to be made in Swiss francs, will be determined based on the aggregate amount of the dividend and will be calculated based on the U.S. dollar/Swiss franc exchange rate in effect on April 29, 2013. The U.S. dollar amount of the dividend will be capped at an amount such that the aggregate reduction to our contributed surplus will not exceed 396 million Swiss francs. To the extent that a dividend payment would exceed the cap, the U.S. dollar per share amount of the current or future dividends will be reduced on a pro rata basis so that the aggregate amount of all dividends paid does not exceed the cap. In addition, the aggregate reduction in contributed surplus will be increased for any shares issued, and decreased for any shares acquired, after April 29, 2013 and before the record date for the applicable dividend payment.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information with respect to purchases we made of our common shares during the first quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs

January 1 — January 26, 2013	1,705,026	$51.05	1,664,500	$780,877,876
January 27 — February 23, 2013	826,136	$51.77	825,200	$738,082,804
February 24 — March 30, 2013	394,368	$52.32	240,928	$725,542,079

Total	2,925,530		2,730,628

(a)	The purchases in this column represent 40,526 shares for the period January 1 – January 26, 2013, 936 shares for the period January 27 – February 23, 2013 and 153,440 shares for the period February 24 – March 30, 2013 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)	The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase shares of our common stock up to a maximum dollar limit of $1,200 million.

(d)	Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization.

ITEM 6. Exhibits

The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2013.

PENTAIR LTD.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended March 30, 2013

2.1	Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).

2.2	Amendment No. 1, dated as of July 25, 2012, to the Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd. (formerly Tyco Flow Control International Ltd.), Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on July 31, 2012 (File No. 000-04689)).

2.3	Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.1	Agreement, dated March 6, 2013, between Pentair Ltd. and Randall J. Hogan (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on March 8, 2013 (File No. 000-11625)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Pentair Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 30, 2013 and March 31, 2012, (ii) the Condensed Consolidated Balance Sheets as of March 30, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2013 and March 31, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 30, 2013 and March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.