Form 10-Q
period 2013-06-29
PENTAIR LTD
filed 2013-07-23
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 29, 2013, 199,150,131 shares of Registrant’s common stock were outstanding.

Pentair Ltd. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$1,963.7	$941.5	$3,738.2	$1,799.7
Cost of goods sold	1,296.3	629.4	2,547.0	1,206.9
Gross profit	667.4	312.1	1,191.2	592.8
Selling, general and administrative	409.4	172.0	825.4	345.4
Research and development	32.1	20.8	65.6	41.6
Operating income	225.9	119.3	300.2	205.8
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.9)	(0.6)	(1.1)	(1.7)
Gain on sale of business	—	—	(16.7)	—
Net interest expense	18.4	16.1	35.4	30.9
Income before income taxes and noncontrolling interest	208.4	103.8	282.6	176.6
Provision for income taxes	53.0	29.4	73.9	39.1
Net income before noncontrolling interest	155.4	74.4	208.7	137.5
Noncontrolling interest	1.3	1.7	2.9	3.0
Net income attributable to Pentair Ltd.	$154.1	$72.7	$205.8	$134.5
Comprehensive income (loss), net of tax
Net income before noncontrolling interest	$155.4	$74.4	$208.7	$137.5
Changes in cumulative translation adjustment	(41.2)	(85.3)	(118.2)	(45.0)
Changes in market value of derivative financial instruments	(0.4)	1.3	0.3	3.1
Total comprehensive income (loss)	113.8	(9.6)	90.8	95.6
Less: Comprehensive income (loss) attributable to noncontrolling interest	1.8	(0.2)	2.4	2.0
Comprehensive income (loss) attributable to Pentair Ltd.	$112.0	$(9.4)	$88.4	$93.6
Earnings per common share attributable to Pentair Ltd.
Basic	$0.76	$0.73	$1.01	$1.36
Diluted	$0.75	$0.72	$0.99	$1.33
Weighted average common shares outstanding
Basic	202.1	99.0	203.5	98.9
Diluted	205.5	101.2	206.9	100.8
Cash dividends paid per common share	$0.23	$0.22	$0.46	$0.44
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 29, 2013	December 31, 2012
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$253.1	$261.3
Accounts and notes receivable, net of allowances of $46.9 and $37.5, respectively	1,305.5	1,293.9
Inventories	1,318.3	1,379.0
Other current assets	339.6	325.5
Total current assets	3,216.5	3,259.7
Property, plant and equipment, net	1,186.1	1,209.8
Other assets
Goodwill	4,964.6	4,983.5
Intangibles, net	1,836.6	1,926.9
Other non-current assets	462.8	489.3
Total other assets	7,264.0	7,399.7
Total assets	$11,666.6	$11,869.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$2.9	$3.1
Accounts payable	593.9	568.2
Employee compensation and benefits	292.6	295.5
Other current liabilities	797.4	758.9
Total current liabilities	1,686.8	1,625.7
Other liabilities
Long-term debt	2,737.4	2,454.3
Pension and other post-retirement compensation and benefits	374.5	378.1
Deferred tax liabilities	498.0	490.3
Other non-current liabilities	427.0	441.6
Total liabilities	5,723.7	5,390.0
Equity
Common shares CHF 0.50 par value, 213.0 authorized and issued at June 29, 2013 and December 31, 2012, respectively	113.5	113.5
Common shares held in treasury, 13.8 and 6.9 shares at June 29, 2013 and December 31, 2012, respectively	(721.1)	(315.5)
Capital contribution reserve	5,064.3	5,283.8
Retained earnings	1,498.3	1,292.5
Accumulated other comprehensive income (loss)	(129.0)	(11.6)
Shareholders’ equity attributable to Pentair Ltd.	5,826.0	6,362.7
Noncontrolling interest	116.9	116.5
Total equity	5,942.9	6,479.2
Total liabilities and equity	$11,666.6	$11,869.2
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 29, 2013	June 30, 2012
Operating activities
Net income before noncontrolling interest	$208.7	$137.5
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.1)	(1.7)
Depreciation	73.7	32.7
Amortization	80.7	19.7
Deferred income taxes	17.3	3.7
Gain on sale of business	(16.7)	—
Share-based compensation	18.1	10.1
Excess tax benefits from share-based compensation	(6.2)	(1.7)
(Gain) loss on sale of assets	1.2	(3.1)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(55.0)	(5.5)
Inventories	22.4	(12.3)
Other current assets	(1.3)	(1.0)
Accounts payable	35.1	(4.3)
Employee compensation and benefits	6.6	(18.7)
Other current liabilities	2.8	31.6
Other non-current assets and liabilities	(0.2)	(20.2)
Net cash provided by (used for) operating activities	386.1	166.8
Investing activities
Capital expenditures	(88.0)	(31.3)
Proceeds from sale of property and equipment	3.6	4.9
Proceeds from sale of business, net	30.0	—
Acquisitions, net of cash acquired	(84.4)	(19.9)
Other	(0.6)	(3.1)
Net cash provided by (used for) investing activities	(139.4)	(49.4)
Financing activities
Net receipts (repayments) of short-term borrowings	—	(3.5)
Net receipts (repayments) of commercial paper and revolving long-term debt	289.6	41.6
Proceeds from long-term debt	—	34.8
Repayments of long-term debt	(5.8)	(144.7)
Debt issuance costs	(1.4)	—
Excess tax benefits from share-based compensation	6.2	1.7
Shares issued to employees, net of shares withheld	40.1	16.3
Repurchases of common shares	(483.6)	—
Dividends paid	(94.0)	(44.3)
Distribution to noncontrolling interest	(2.0)	—
Net cash provided by (used for) financing activities	(250.9)	(98.1)
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(8.8)
Change in cash and cash equivalents	(8.2)	10.5
Cash and cash equivalents, beginning of period	261.3	50.1
Cash and cash equivalents, end of period	$253.1	$60.6
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,283.8	$1,292.5	$(11.6)	$6,362.7	$116.5	$6,479.2
Net income	—	—	—	—	—	205.8	—	205.8	2.9	208.7
Change in cumulative translation adjustment	—	—	—	—	—	—	(117.7)	(117.7)	(0.5)	(118.2)
Changes in market value of derivative financial instruments, net of $0.1 tax	—	—	—	—	—	—	0.3	0.3	—	0.3
Tax benefits of share-based compensation	—	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared	—	—	—	—	(199.2)	—	—	(199.2)	—	(199.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(9.0)	(490.3)	—	—	—	(490.3)	—	(490.3)
Exercise of options, net of shares tendered for payment	—	—	1.6	68.6	(17.9)	—	—	50.7	—	50.7
Issuance of restricted shares, net of cancellations	—	—	0.7	24.8	(24.8)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(8.7)	(1.9)	—	—	(10.6)	—	(10.6)
Share-based compensation	—	—	—	—	18.1	—	—	18.1	—	18.1
Balance - June 29, 2013	213.0	$113.5	(13.8)	$(721.1)	$5,064.3	$1,498.3	$(129.0)	$5,826.0	$116.9	$5,942.9

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2011	98.6	$47.5	—	$—	$457.7	$1,465.8	$(37.7)	$1,933.3	$114.1	$2,047.4
Net income	—	—	—	—	—	134.5	—	134.5	3.0	137.5
Change in cumulative translation adjustment	—	—	—	—	—	—	(44.0)	(44.0)	(1.0)	(45.0)
Changes in market value of derivative financial instruments, net of $1.2 tax	—	—	—	—	—	—	3.1	3.1	—	3.1
Dividends declared	—	—	—	—	—	(44.1)	—	(44.1)	—	(44.1)
Exercise of options, net of shares tendered for payment	0.5	0.2	—	—	14.9	—	—	15.1	—	15.1
Issuance of restricted shares, net of cancellations	0.2	0.1	—	—	3.6	—	—	3.7	—	3.7
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(2.5)	—	—	(2.5)	—	(2.5)
Share-based compensation	—	—	—	—	4.6	—	—	4.6	—	4.6
Balance - June 30, 2012	99.2	$47.8	—	$—	$478.3	$1,556.2	$(78.6)	$2,003.7	$116.1	$2,119.8

See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair Ltd. and subsidiaries (“we,” “us,” “our,” “Pentair,” or “the Company”) have been prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.
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
New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued authoritative guidance surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) (“AOCI”) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations. The reclassifications out of AOCI and into net income were not material for the three and six months ended June 29, 2013.

2.	Acquisitions and Divestitures
Material acquisitions
Pentair Ltd. took its current form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our common shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer. Our business units comprising the legacy Flow Control business had net sales of $964.4 million and $1,852.5 million and net income of $68.8 million and $90.7 million for the three and six months ended June 29, 2013, respectively.
Based on the price of Pentair, Inc. common stock and our common shares issued on the date of the Merger, the purchase price was composed of the following:

In millions
Value of common shares issued to Tyco shareholders (1)	$4,811.4
Value of replacement equity-based awards to holders of Tyco equity-based awards (2)	111.2
Cash paid to Tyco in settlement of the working capital and net indebtedness adjustment	84.4
Cash paid to Tyco shareholders in lieu of fractional common shares (3)	0.5
$5,007.5

(1)	Equals 110.9 million Pentair Ltd. shares distributed to Tyco shareholders multiplied by the Merger date share price of $43.39.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

(2)
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

(3)	Equals cash paid to Tyco shareholders in lieu of less than 0.1 million Pentair Ltd. fractional shares multiplied by the Merger date share price of $43.39.
During the six months ended June 29, 2013, the Company recorded an increase of $84.4 million to its preliminary purchase price related to cash paid to Tyco in settlement of the working capital and net indebtedness adjustment.
The purchase price has been preliminarily allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These adjustments will primarily relate to accounts receivable, inventories, certain contingent liabilities and income tax-related items. The purchase price allocation will be completed in the third quarter of 2013. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.
During the six months ended June 29, 2013, the Company recorded fair value adjustments to its preliminary allocation of purchase price. These adjustments were applied retrospectively back to the date of the Merger.
The following table summarizes our preliminary fair values of the assets acquired and liabilities assumed in the Merger as reported at December 31, 2012 and as adjusted at June 29, 2013:

	Preliminary purchase price allocation as of acquisition date
In millions	December 31, 2012	June 29, 2013
Cash and cash equivalents	$691.7	$691.7
Accounts and notes receivable	771.6	772.8
Inventories	1,046.2	1,044.8
Other current assets	98.2	98.2
Property, plant and equipment	822.0	807.3
Goodwill	2,520.1	2,614.1
Intangibles	1,425.1	1,441.9
Other non-current assets	275.1	275.1
Current liabilities	(856.3)	(867.3)
Long-term debt	(914.5)	(914.5)
Income taxes, including current and deferred	(364.6)	(360.3)
Other liabilities and redeemable noncontrolling interest	(591.5)	(596.3)
Total purchase price	$4,923.1	$5,007.5
The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $2,614.1 million. Goodwill has been preliminarily allocated to our reporting segments as follows: $336.1 million to Water & Fluid Solutions, $1,389.9 million to Valves & Controls and $888.1 million to Technical Solutions. None of the goodwill recognized from the Merger is expected to be deductible for income tax purposes. Goodwill recognized from the Merger reflects the current value of the expected future income resulting from synergies of our combined operations. Identifiable intangible assets acquired as part of the Merger were $1,441.9 million and include $362.3 million of indefinite life trade name intangibles and the following definite-lived intangibles: $920.0 million of customer relationships with a weighted average useful life of 14.2 years, $115.9 million of proprietary technology with a weighted average useful life of 13.7 years and $43.7 million of customer backlog with a weighted average useful life of less than one year.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pro forma results of material acquisitions
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Merger had been completed on January 1, 2011:

	Three months ended	Six months ended
In millions, except per-share data	June 30, 2012	June 30, 2012
Pro forma net sales	$1,924.8	$3,781.3
Pro forma net income attributable to Pentair Ltd.	108.7	215.9
Diluted earnings per common share attributable to Pentair Ltd.	0.51	1.02
The 2012 unaudited pro forma net income excludes the impact of $6.6 million and $18.3 million, respectively, of transaction related costs associated with the Merger for the three and six months ended June 30, 2012.
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
Other acquisitions
On October 4, 2012, we acquired, as part of Valves & Controls, the remaining 25% equity interest in Pentair Middle East Holding S.a.r.l. (“KEF”), a privately held company, for $100.0 million in cash. Prior to the acquisition, we held a 75% equity interest in KEF, a vertically integrated valve manufacturer in the Middle East. There was no pro forma impact from this acquisition as the results of KEF were consolidated into Flow Control’s financial statements prior to acquiring the remaining 25% interest in KEF.
Additionally, during the year ended December 31, 2012, we completed other small acquisitions as part of Water & Fluid Solutions with purchase prices totaling $121.2 million in cash, net of cash acquired. Total goodwill recorded as part of the purchase price allocations was $80.9 million, $67.1 million of which is tax deductible.
Divestitures
During the first quarter of 2013, we sold a business that was part of Technical Solutions for cash of $30.0 million, net of transaction costs, resulting in a gain of $16.7 million. Goodwill of $5.3 million was included in the assets of the business sold. The sales price is subject to a working capital adjustment.

3.	Share Plans
In January 2013, we issued our annual share-based compensation grants under the Pentair Ltd. 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 1.2 million, of which 0.9 million were stock options and 0.3 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $13.89 and $50.60, respectively.
Total share-based compensation expense for the three and six months ended June 29, 2013 was as follows:

	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restricted stock units	$4.9	$2.8	$11.8	$5.8
Stock options	2.7	2.0	6.3	4.3
Total share-based compensation expense	$7.6	$4.8	$18.1	$10.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

	Three months ended
	June 29, 2013	June 30, 2012
Risk-free interest rate	0.82%	0.90%
Expected dividend yield	1.78%	2.29%
Expected share price volatility	36.0%	36.5%
Expected term (years)	5.7	5.7
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
During the six months ended June 29, 2013 and the year ended December 31, 2012, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 700 employees, consisting of approximately 200 in Water & Fluid Solutions, 200 in Valves & Controls and 300 in Technical Solutions. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 1,000 employees, consisting of approximately 500 in Water & Fluid Solutions, 300 in Valves & Controls and 200 in Technical Solutions.

Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Severance and related costs	$19.8	$9.7	$39.8	$9.7
Other	6.9	0.7	8.5	0.7
Total restructuring costs	$26.7	$10.4	$48.3	$10.4
Total restructuring costs related to Water & Fluid Solutions, Valves & Controls and Technical Solutions were $7.2 million, $14.1 million and $5.4 million, respectively, for the three months ended June 29, 2013, and $13.8 million, $18.8 million and $15.7 million, respectively, for the six months ended June 29, 2013.
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 29, 2013:

In millions	June 29, 2013
Beginning balance	$59.6
Costs incurred	39.8
Cash payments and other	(46.5)
Ending balance	$52.9

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income attributable to Pentair Ltd.	$154.1	$72.7	$205.8	$134.5
Weighted average common shares outstanding
Basic	202.1	99.0	203.5	98.9
Dilutive impact of stock options and restricted stock units	3.4	2.2	3.4	1.9
Diluted	205.5	101.2	206.9	100.8
Earnings per common share attributable to Pentair Ltd.
Basic earnings per common share	$0.76	$0.73	$1.01	$1.36
Diluted earnings per common share	$0.75	$0.72	$0.99	$1.33
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.9	0.4	1.0	2.0

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	June 29, 2013	December 31, 2012
Inventories
Raw materials and supplies	$610.1	$615.8
Work-in-process	196.7	207.8
Finished goods	511.5	555.4
Total inventories	$1,318.3	$1,379.0
Other current assets
Cost in excess of billings	$134.4	$124.4
Prepaid expenses	102.7	95.0
Deferred income taxes	81.2	72.9
Other current assets	21.3	33.2
Total other current assets	$339.6	$325.5
Property, plant and equipment, net
Land and land improvements	$238.3	$247.9
Buildings and leasehold improvements	481.8	481.3
Machinery and equipment	1,125.2	1,083.5
Construction in progress	130.3	108.0
Total property, plant and equipment	1,975.6	1,920.7
Accumulated depreciation and amortization	789.5	710.9
Total property, plant and equipment, net	$1,186.1	$1,209.8
Other non-current assets
Asbestos-related insurance receivable	$156.5	$157.4
Deferred income taxes	102.1	90.9
Other non-current assets	204.2	241.0
Total other non-current assets	$462.8	$489.3
Other current liabilities
Deferred revenue and customer deposits	$120.2	$127.2
Dividends payable	199.2	95.0
Billings in excess of cost	83.7	61.1
Accrued warranty	55.6	54.0
Other current liabilities	338.7	421.6
Total other current liabilities	$797.4	$758.9
Other non-current liabilities
Asbestos-related liabilities	$227.9	$235.5
Taxes payable	49.9	49.3
Other non-current liabilities	149.2	156.8
Total other non-current liabilities	$427.0	$441.6

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2012	Acquisitions/ divestitures	Foreign currency translation/other	June 29, 2013
Water & Fluid Solutions	$2,425.4	$—	$(12.2)	$2,413.2
Valves & Controls	1,389.9	—	—	1,389.9
Technical Solutions	1,168.2	(5.3)	(1.4)	1,161.5
Total goodwill	$4,983.5	$(5.3)	$(13.6)	$4,964.6
Identifiable intangible assets consisted of the following:

	June 29, 2013			December 31, 2012
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,281.5	$(195.6)	$1,085.9	$1,291.5	$(152.7)	$1,138.8
Trade names	2.1	(0.8)	1.3	1.5	(0.7)	0.8
Proprietary technology	262.4	(68.4)	194.0	263.7	(57.8)	205.9
Backlog	43.7	(41.7)	2.0	43.7	(18.2)	25.5
Total finite-life intangibles	$1,589.7	$(306.5)	$1,283.2	$1,600.4	$(229.4)	$1,371.0
Indefinite-life intangibles
Trade names	553.4	—	553.4	555.9	—	555.9
Total intangibles, net	$2,143.1	$(306.5)	$1,836.6	$2,156.3	$(229.4)	$1,926.9
Intangible asset amortization expense was $38.9 million and $9.9 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $80.7 million and $19.7 million for the six months ended June 29, 2013 and June 30, 2012, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

	Q3-Q4
In millions	2013	2014	2015	2016	2017	2018
Estimated amortization expense	$57.8	$115.2	$114.6	$113.8	$112.2	$109.7

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 29, 2013	Maturity Year	June 29, 2013	December 31, 2012
Commercial paper	0.540%	2017	$690.6	$424.7
Revolving credit facilities	1.445%	2017	22.8	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	0.044%	2015-2030	5.0	8.9
Capital lease obligations	4.209%	2013-2025	21.9	23.8
Total debt			2,740.3	2,457.4
Less: Current maturities and short-term borrowings			(2.9)	(3.1)
Long-term debt			$2,737.4	$2,454.3
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of our outstanding commercial paper. As of June 29, 2013 and December 31, 2012, we had $690.6 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $736.6 million as of June 29, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 29, 2013, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $90.4 million, of which none was outstanding at June 29, 2013. Borrowings under these credit facilities bear interest at variable rates.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Debt outstanding at June 29, 2013 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2013	2014	2015	2016	2017	2018	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$350.0	$—	$1,063.4	$—	$1,305.0	$2,718.4
Capital lease obligations	1.6	2.8	6.1	1.3	1.3	1.3	7.5	21.9
Total maturities	$1.6	$2.8	$356.1	$1.3	$1,064.7	$1.3	$1,312.5	$2,740.3
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $23.9 million less the imputed interest of $2.0 million as of June 29, 2013.
As of June 29, 2013 and December 31, 2012, assets under capital lease were $39.8 million and $35.5 million, respectively, less accumulated amortization of $6.5 million and $6.0 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
During 2012, we used floating to fixed rate interest rate swaps to mitigate our exposure to future changes in interest rates related to our floating rate indebtedness. We designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI on the Condensed Consolidated Balance Sheets throughout the contractual term of each of the interest rate swap arrangements. During 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2012 or June 29, 2013.
Derivative gains and losses included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $1.7 million and $3.9 million for the three and six months ended June 30, 2012, respectively, and was recorded in Net interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In April 2011, as part of our planned debt issuance to fund the Clean Process Technologies (“CPT”) acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in AOCI in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes. The ending unrealized net loss in AOCI was $8.6 million and $9.2 million at June 29, 2013 and December 31, 2012, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At June 29, 2013 and December 31, 2012, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

amounts of $135.6 million and $163.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and six months ended June 29, 2013 were not material.
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
Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instruments:

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

The recorded amounts and estimated fair values of total debt, excluding the effects of derivative financial instruments, were as follows:

	June 29, 2013		December 31, 2012
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$713.4	$713.4	$427.7	$427.7
Fixed rate debt	2,026.9	1,995.3	2,029.7	2,081.3
Total debt	$2,740.3	$2,708.7	$2,457.4	$2,509.0

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 29, 2013
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.2	$—	$2.2
Foreign currency contract liabilities	—	(0.5)	—	(0.5)
Deferred compensation plan (1)	28.4	—	—	28.4
Total recurring fair value measurements	$28.4	$1.7	$—	$30.1

	December 31, 2012
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.9	$—	$2.9
Foreign currency contract liabilities	—	(0.5)	—	(0.5)
Deferred compensation plan (1)	22.4	—	—	22.4
Total recurring fair value measurements	$22.4	$2.4	$—	$24.8
Nonrecurring fair value measurements
Trade name intangibles (2)	$—	$—	$63.7	$63.7
Total nonrecurring fair value measurement	$—	$—	$63.7	$63.7

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
The effective income tax rate for the six months ended June 29, 2013 was 26.2% compared to 22.1% for the six months ended June 30, 2012. Our effective tax rate was higher due to the favorable resolution of U.S. federal and state tax audits during the six months ended June 30, 2012, which was not recurring during the six months ended June 29, 2013, and the timing of losses in jurisdictions where we recognize no tax benefits. The increases were partially offset by the mix of global earnings, including the impact of the Merger.
We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $55.0 million and $54.5 million at June 29, 2013 and December 31, 2012, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Tax sharing agreement and other income tax matters
In connection with the Distribution, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and The ADT Corporation (“ADT”), which governs the rights and obligations of Tyco, ADT and us for certain pre-Distribution tax liabilities, including Tyco’s obligations under a separate tax sharing agreement (the “2007 Tax Sharing Agreement”) that Tyco, Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) entered into in connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the “2007 Separation”). The 2007 Tax Sharing Agreement governs the rights and obligations of Tyco, Covidien and TE Connectivity with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. 2007 and prior income tax returns. The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Under these tax sharing agreements, the amount ultimately assessed would have to be in excess of $1.85 billion before we would be required to pay any of the amounts assessed.
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
On July 1, 2013, Tyco announced that the Internal Revenue Service (“IRS”) issued Notices of Deficiency (“Tyco IRS Notices”) to Tyco asserting that several of Tyco's former U.S. subsidiaries collectively owe additional taxes in the aggregate amount of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings as described below is ultimately successful. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement.
As we have previously disclosed, in connection with U.S. federal tax audits of Tyco and its subsidiaries, the IRS has previously raised issues and proposed tax adjustments for periods beginning with the 1997 tax year. The adjustments now asserted by the IRS under the Tyco IRS Notices primarily relate to the treatment of certain intercompany debt transactions. The IRS has asserted in the Tyco IRS Notices that substantially all of the intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has therefore disallowed interest and related deductions recognized associated with that intercompany debt on the U.S. income tax returns for those periods totaling approximately $2.86 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

U.S. income tax audits for periods prior to and including the Distribution. Tyco has advised us that it intends to petition the U.S. Tax Court to contest the IRS assessment. Tyco has further advised us that it strongly disagrees with the IRS position and believes (i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate.
No payments with respect to these matters would be required until the dispute is resolved in the U.S. Tax Court, which Tyco has advised us, based on the experience of other companies, could take several years. However, the ultimate resolution of these matters is uncertain, and to the extent we are responsible for any Shared Tax Liability or Distribution Tax, including if the IRS were to prevail with respect to the matter set forth above, there could be a material adverse impact on our financial condition, results of operations, or cash flows in future reporting periods.

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

	U.S. pension plans
	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$3.9	$3.2	$7.8	$6.4
Interest cost	3.6	7.1	7.2	14.2
Expected return on plan assets	(2.4)	(7.3)	(4.8)	(14.6)
Net periodic benefit cost	$5.1	$3.0	$10.2	$6.0

	Non-U.S. pension plans
	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$2.4	$0.6	$4.8	$1.2
Interest cost	4.4	1.1	8.8	2.2
Expected return on plan assets	(3.8)	(0.1)	(7.6)	(0.2)
Net periodic benefit cost	$3.0	$1.6	$6.0	$3.2
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 29, 2013 and June 30, 2012 were not material.

12.	Shareholders’ Equity
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. As of June 29, 2013, there were no shares available to repurchase under this authorization. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. During the six months ended June 29, 2013, we repurchased 9.0 million of our common shares for $490.3 million pursuant to these authorizations. As of June 29, 2013, we had $375.5 million remaining available for share repurchases under these authorizations.
Dividends payable
At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $199.2 million and $95.0 million at June 29, 2013 and December 31, 2012, respectively.

13.	Segment information
Financial information by reportable segment is shown below:

	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
Water & Fluid Solutions	$949.8	$675.4	$1,731.8	$1,262.5
Valves & Controls	619.9	—	1,205.7	—
Technical Solutions	397.4	267.5	807.4	540.1
Other	(3.4)	(1.4)	(6.7)	(2.9)
Consolidated	$1,963.7	$941.5	$3,738.2	$1,799.7
Operating income (loss)
Water & Fluid Solutions	$136.1	$92.0	$210.9	$155.7
Valves & Controls	56.9	—	38.3	—
Technical Solutions	65.1	50.6	118.4	101.1
Other	(32.2)	(23.3)	(67.4)	(51.0)
Consolidated	$225.9	$119.3	$300.2	$205.8

14.	Commitments and Contingencies
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
As of June 29, 2013, there were approximately 2,000 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of June 29, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have provided an indemnification.
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
Our estimated liability for asbestos-related claims was $227.9 million and $235.5 million as of June 29, 2013 and December 31, 2012, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $156.5 million and $157.4 million as of June 29, 2013 and December 31, 2012, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $34.7 million and $37.4 million as of June 29, 2013 and December 31, 2012, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the six months ended June 29, 2013 were as follows:

In millions	June 29, 2013
Beginning balance	$54.0
Service and product warranty provision	28.1
Payments	(25.7)
Foreign currency translation	(0.8)
Ending balance	$55.6
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

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
As of June 29, 2013 and December 31, 2012, the outstanding value of bonds, letters of credit and bank guarantees totaled $519.2 million and $493.2 million, respectively.

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
The following present the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows. Since the Parent Company Guarantor and the Subsidiary Issuer were acquired in the Merger, there was no guarantee of the Notes in effect in prior periods. The historical consolidated financial statements of Pentair Ltd. prior to the Merger include all non-guarantor subsidiaries. Consequently, no consolidating financial information for the three and six months ended June 30, 2012 is presented.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$1,963.7	$—	$1,963.7
Cost of goods sold	—	—	1,296.3	—	1,296.3
Gross profit	—	—	667.4	—	667.4
Selling, general and administrative	0.3	3.4	405.7	—	409.4
Research and development	—	—	32.1	—	32.1
Operating (loss) income	(0.3)	(3.4)	229.6	—	225.9
Loss (earnings) from investment in subsidiaries	(157.1)	(164.1)	—	321.2	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.9)	—	(0.9)
Net interest expense	2.7	3.5	12.2	—	18.4
Income (loss) before income taxes and noncontrolling interest	154.1	157.2	218.3	(321.2)	208.4
Provision for income taxes	—	—	53.0	—	53.0
Net income (loss) before noncontrolling interest	154.1	157.2	165.3	(321.2)	155.4
Noncontrolling interest	—	—	1.3	—	1.3
Net income (loss) attributable to Pentair Ltd.	$154.1	$157.2	$164.0	$(321.2)	$154.1
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$154.1	$157.2	$165.3	$(321.2)	$155.4
Changes in cumulative translation adjustment	(41.7)	(41.7)	(41.2)	83.4	(41.2)
Changes in market value of derivative financial instruments	(0.4)	(0.4)	(0.4)	0.8	(0.4)
Total comprehensive income (loss)	112.0	115.1	123.7	(237.0)	113.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	1.8	—	1.8
Comprehensive income (loss) attributable to Pentair Ltd.	$112.0	$115.1	$121.9	$(237.0)	$112.0

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$3,738.2	$—	$3,738.2
Cost of goods sold	—	—	2,547.0	—	2,547.0
Gross profit	—	—	1,191.2	—	1,191.2
Selling, general and administrative	(0.7)	7.0	819.1	—	825.4
Research and development	—	—	65.6	—	65.6
Operating (loss) income	0.7	(7.0)	306.5	—	300.2
Loss (earnings) from investment in subsidiaries	(207.8)	(219.0)	—	426.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(1.1)	—	(1.1)
Gain on sale of business	—	—	(16.7)	—	(16.7)
Net interest expense	3.0	6.1	26.3	—	35.4
Income (loss) before income taxes and noncontrolling interest	205.5	205.9	298.0	(426.8)	282.6
Provision for income taxes	(0.3)	—	74.2	—	73.9
Net income (loss) before noncontrolling interest	205.8	205.9	223.8	(426.8)	208.7
Noncontrolling interest	—	—	2.9	—	2.9
Net income (loss) attributable to Pentair Ltd.	$205.8	205.9	$220.9	$(426.8)	$205.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$205.8	$205.9	$223.8	$(426.8)	$208.7
Changes in cumulative translation adjustment	(117.7)	(117.7)	(118.2)	235.4	(118.2)
Changes in market value of derivative financial instruments	0.3	0.3	0.3	(0.6)	0.3
Total comprehensive income (loss)	88.4	88.5	105.9	(192.0)	90.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	2.4	—	2.4
Comprehensive income (loss) attributable to Pentair Ltd.	$88.4	$88.5	$103.5	$(192.0)	$88.4

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$3.5	$249.6	$—	$253.1
Accounts and notes receivable, net	0.2	16.3	1,525.6	(236.6)	1,305.5
Inventories	—	—	1,318.3	—	1,318.3
Other current assets	0.5	—	339.1	—	339.6
Total current assets	0.7	19.8	3,432.6	(236.6)	3,216.5
Property, plant and equipment, net	—	—	1,186.1	—	1,186.1
Other assets
Investments in subsidiaries	6,266.1	7,711.5	—	(13,977.6)	—
Goodwill	—	—	4,964.6	—	4,964.6
Intangibles, net	—	—	1,836.6	—	1,836.6
Other non-current assets	31.0	1,690.3	455.1	(1,713.6)	462.8
Total other assets	6,297.1	9,401.8	7,256.3	(15,691.2)	7,264.0
Total assets	$6,297.8	$9,421.6	$11,875.0	$(15,927.8)	$11,666.6
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	—	2.9	—	$2.9
Accounts payable	220.0	—	594.1	(220.2)	593.9
Employee compensation and benefits	—	—	292.6	—	292.6
Other current liabilities	220.8	13.6	563.0	—	797.4
Total current liabilities	440.8	13.6	1,452.6	(220.2)	1,686.8
Other liabilities
Long-term debt	—	2,563.6	1,872.8	(1,699.0)	2,737.4
Pension and other post-retirement compensation and benefits	—	—	374.5	—	374.5
Deferred tax liabilities	—	—	498.0	—	498.0
Other non-current liabilities	31.0	—	427.0	(31.0)	427.0
Total liabilities	471.8	2,577.2	4,624.9	(1,950.2)	5,723.7
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	5,826.0	6,844.4	7,133.2	(13,977.6)	5,826.0
Noncontrolling interest	—	—	116.9	—	116.9
Total equity	5,826.0	6,844.4	7,250.1	(13,977.6)	5,942.9
Total liabilities and equity	$6,297.8	$9,421.6	$11,875.0	$(15,927.8)	$11,666.6

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Six months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$675.1	$208.0	$(70.2)	$(426.8)	$386.1
Investing activities
Capital expenditures	—	—	(88.0)	—	(88.0)
Proceeds from sale of property and equipment	—	—	3.6	—	3.6
Proceeds from sale of business, net	—	—	30.0	—	30.0
Acquisitions, net of cash acquired	(84.4)	—	—	—	(84.4)
Other	—	—	(0.6)	—	(0.6)
Net cash provided by (used for) investing activities	(84.4)	—	(55.0)	—	(139.4)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	265.9	23.7	—	289.6
Repayment of long-term debt	—	—	(5.8)	—	(5.8)
Debt issuance costs	—	(0.7)	(0.7)	—	(1.4)
Excess tax benefits from share-based compensation	—	—	6.2		6.2
Net change in advances to subsidiaries	(496.7)	(469.7)	539.6	426.8	—
Shares issued to employees, net of shares withheld	—	—	40.1	—	40.1
Repurchases of common shares	—	—	(483.6)	—	(483.6)
Dividends paid	(94.0)	—	—	—	(94.0)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(590.7)	(204.5)	117.5	426.8	(250.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.0)	—	(4.0)
Change in cash and cash equivalents	—	3.5	(11.7)	—	(8.2)
Cash and cash equivalents, beginning of period	—	—	261.3	—	261.3
Cash and cash equivalents, end of period	$—	$3.5	$249.6	$—	$253.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$261.3	$—	$261.3
Accounts and notes receivable, net	20.2	1,458.3	1,350.0	(1,534.6)	1,293.9
Inventories	—	—	1,379.0	—	1,379.0
Other current assets	85.8	—	324.1	(84.4)	325.5
Total current assets	106.0	1,458.3	3,314.4	(1,619.0)	3,259.7
Property, plant and equipment, net	—	—	1,209.8	—	1,209.8
Other assets
Investments in subsidiaries	6,491.9	7,470.1	—	(13,962.0)	—
Goodwill	—	—	4,983.5	—	4,983.5
Intangibles, net	—	—	1,926.9	—	1,926.9
Other non-current assets	31.0	6.9	482.4	(31.0)	489.3
Total other assets	6,522.9	7,477.0	7,392.8	(13,993.0)	7,399.7
Total assets	$6,628.9	$8,935.3	$11,917.0	$(15,612.0)	$11,869.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3.1	$—	$3.1
Accounts payable	54.2	1.8	588.5	(76.3)	568.2
Employee compensation and benefits	—	—	295.5	—	295.5
Other current liabilities	181.0	11.4	650.9	(84.4)	758.9
Total current liabilities	235.2	13.2	1,538.0	(160.7)	1,625.7
Other liabilities
Long-term debt	—	2,297.7	1,614.9	(1,458.3)	2,454.3
Pension and other post-retirement compensation and benefits	—	—	378.1	—	378.1
Deferred tax liabilities	—	—	490.3	—	490.3
Other non-current liabilities	31.0	—	441.6	(31.0)	441.6
Total liabilities	266.2	2,310.9	4,462.9	(1,650.0)	5,390.0
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,362.7	6,624.4	7,337.6	(13,962.0)	6,362.7
Noncontrolling interest	—	—	116.5	—	116.5
Total equity	6,362.7	6,624.4	7,454.1	(13,962.0)	6,479.2
Total liabilities and equity	$6,628.9	$8,935.3	$11,917.0	$(15,612.0)	$11,869.2

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
Overview
Pentair Ltd. is a company organized under the laws of Switzerland. The terms “us,” “we” or “our” refer to Pentair Ltd. and its consolidated subsidiaries and the term "Flow Control" refers to Pentair Ltd. prior to the Merger (defined below). Our business took its current form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control, with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco's shareholders (the “Distribution”), resulting in the distribution of 110.9 million of our common shares to Tyco's shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
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

•	The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls, and actuators and operates as a stand-alone GBU.

•
The Technical Solutions segment designs, manufactures and markets products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. The Equipment Protection and Thermal Management GBUs comprise this segment.

During the first half of 2013, Water & Fluid Solutions, Valves & Controls and Technical Solutions represented approximately 46%, 32% and 22% of total revenues, respectively, reflecting our post-Merger revenue mix.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2012 and the first six months of 2013 and will likely impact our results in the future:

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

•
End markets for new home building and new pool starts are showing signs of rebound from their historically low levels in 2007 - 2011. New product introductions, expanded distribution, channel penetration and a recovering housing market have resulted in volume increases for 2012 and the first half of 2013.

•
Despite the overall strength of our end-markets, some of them have exhibited differing levels of volatility and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

•
Through 2012 and the first half of 2013, we experienced material and other cost inflation. We strive for productivity improvements, and we may implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2012 was $(21.1) million. The negative free cash flow resulted primarily from accelerated pension funding of $193.0 million, acquisition-related payments of $126.0 million and repositioning payments of $20.0 million. We continue to expect to generate free cash flow in excess of 100 percent of our net income before noncontrolling interest in 2013. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Six months ended
In millions	June 29, 2013	June 30, 2012	$ change	% change	June 29, 2013	June 30, 2012	$ change	% change
Net sales	$1,963.7	$941.5	$1,022.2	108.6%	$3,738.2	$1,799.7	$1,938.5	107.7%
Net sales by segment and the changes from prior year period were as follows:

	Three months ended				Six months ended
In millions	June 29, 2013	June 30, 2012	$ change	% change	June 29, 2013	June 30, 2012	$ change	% change
Water & Fluid Solutions	$949.8	$675.4	$274.4	40.6%	$1,731.8	$1,262.5	$469.3	37.2%
Valves & Controls	619.9	—	619.9	—	1,205.7	—	1,205.7	—
Technical Solutions	397.4	267.5	129.9	48.6%	807.4	540.1	267.3	49.5%
Other	(3.4)	(1.4)	(2.0)	—	(6.7)	(2.9)	(3.8)	—
Net sales	$1,963.7	$941.5	$1,022.2	108.6%	$3,738.2	$1,799.7	$1,938.5	107.7%
The components of the changes in net sales from the prior period were as follows:

	Three months ended June 29, 2013				Six months ended June 29, 2013
	over the prior year period				over the prior year period
Percent change in net sales	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total
Volume	8.3%	—%	(5.1)%	4.4%	8.0%	—%	(7.7)%	3.1%
Acquisition	30.3	100.0	53.0	102.6	27.5	100.0	56.3	103.2
Price	1.9	—	0.9	1.6	1.8	—	1.6	1.7
Currency	0.1	—	(0.2)	—	(0.1)	—	(0.7)	(0.3)
Total	40.6%	100.0%	48.6%	108.6%	37.2%	100.0%	49.5%	107.7%
Consolidated net sales
The 108.6 and 107.7 percentage point increases in consolidated net sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $964.4 million and $1,852.5 million for the second quarter and first half of 2013, respectively;

•
organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for agriculture products and global food & beverage solutions;

•	continued growth in fast growth regions led by strength in the Middle East and Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales volume related to industrial and infrastructure related products.

Water & Fluid Solutions
The 40.6 and 37.2 percentage point increases in Water & Fluid Solutions net sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $204.4 million and $346.6 million, respectively, for the second quarter and first half of 2013;

•
organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for agriculture products and global food & beverage solutions;

•	continued growth in fast growth regions led by strength in the Middle East and Latin America; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales volume related to industrial related products.
Valves & Controls
The Valves & Controls net sales in the second quarter and first half of 2013 were the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $619.9 million and $1,205.7 million, respectively, for the second quarter and first half of 2013.
Technical Solutions
The 48.6 and 49.5 percentage point increases in Technical Solutions net sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $141.7 million and $303.9 million respectively, for the second quarter and first half of 2013; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales volume related to infrastructure related products.

Gross profit

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
Gross profit	$667.4	34.0%	$312.1	33.1%	$1,191.2	31.9%	$592.8	32.9%
Percentage point change		0.9 pts				(1.0) pts
Gross profit increased 0.9 percentage points and decreased 1.0 percentage points as a percentage of sales in the second quarter and first half, respectively, of 2013 from 2012.
The increase in the second quarter of 2013 from 2012 was primarily the result of:

•	higher margin percentage contribution associated with the Flow Control businesses in Valves & Controls and Technical Solutions;

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases; and

•	savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices.

These increases were partially offset by:

•	higher cost of goods sold of $10.1 million for the second quarter of 2013 from inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting.

The decrease in the first half of 2013 from 2012 was primarily the result of:

•	higher cost of goods sold of $86.9 million for the first half of 2013 from inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting; and

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
SG&A	$409.4	20.8%	$172.0	18.3%	$825.4	22.1%	$345.4	19.2%
Percentage point change		2.5 pts				2.9 pts
The 2.5 and 2.9 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily due to:

•	restructuring costs of $26.7 million and $48.3 million, respectively, for the second quarter and first half of 2013;

•	intangible asset amortization associated with the Merger;

•	higher costs related to the Merger, including integration and standardization; and

•	certain increases for labor and related costs.
These increases were partially offset by:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses.
Research and development ("R&D")

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
R&D	$32.1	1.6%	$20.8	2.2%	$65.6	1.8%	$41.6	2.3%
Percentage point change		(0.6) pts				(0.5) pts
The 0.6 and 0.5 percentage point decreases in R&D expense as a percentage of sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily due to:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on the R&D spend.

Operating income - Water & Fluid Solutions

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
Operating income	$136.1	14.3%	$92.0	13.6%	$210.9	12.2%	$155.7	12.3%
Percentage point change		0.7 pts				(0.1) pts
Water & Fluid Solutions operating income as a percentage of net sales increased 0.7 percentage points and decreased 0.1 percentage points as a percentage of net sales in the second quarter and first half, respectively, of 2013 from 2012.
The increase in the second quarter of 2013 from 2012 was primarily the result of:

•	higher sales volumes in Water & Fluid Solutions, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	lower margin from higher costs related to the Merger, including integration, standardization, and restructuring costs;

•	intangible asset amortization associated with the Merger;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	higher cost of goods sold as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting.

The decrease in the first half of 2013 from 2012 was primarily the result of:

•	lower margin from higher costs related to the Merger, including integration, standardization, and restructuring costs; and

•	intangible asset amortization associated with the Merger.
Operating income - Valves & Controls

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
Operating income	$56.9	9.2%	$—	—%	$38.3	3.2%	$—	—%
Percentage point change		9.2 pts				3.2 pts
The operating income for Valves & Controls for the second quarter and first half of 2013 were the result of:

•	Valves & Controls operations subsequent to the Merger. Valves & Controls is a new reporting segment effective with the Merger;

•
higher cost of goods sold of $10.0 million and $80.6 million, respectively, for the second quarter and first half of 2013, as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	intangible asset amortization associated with the Merger; and

•	higher costs related to the Merger including integration, standardization, and restructuring costs.

Operating income - Technical Solutions

	Three months ended				Six months ended
In millions	June 29, 2013	% of sales	June 30, 2012	% of sales	June 29, 2013	% of sales	June 30, 2012	% of sales
Operating income	$65.1	16.4%	$50.6	18.9%	$118.4	14.7%	$101.1	18.7%
Percentage point change		(2.5) pts				(4.0) pts

The 2.5 and 4.0 percentage point decreases in Technical Solutions operating income as a percentage of sales in the second quarter and first half, respectively, of 2013 from 2012 were primarily the result of:

•	lower margin from higher costs related to the Merger, including integration, standardization and restructuring costs;

•	intangible asset amortization associated with the Merger;

•	higher cost of goods sold in the first quarter of 2013 as a result of customer backlog recorded as part of the Merger purchase accounting;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
Gain on sale of business
During the first quarter of 2013, we sold a business that was part of Technical Solutions for cash of $30.0 million, net of transaction costs, resulting in a gain of $16.7 million. Goodwill of $5.3 million was included in the assets of the business sold. The sales price is subject to a working capital adjustment.
Net interest expense

	Three months ended				Six months ended
In millions	June 29, 2013	June 30, 2012	$ change	% change	June 29, 2013	June 30, 2012	$ change	% change
Net interest expense	$18.4	$16.1	$2.3	14.3%	$35.4	$30.9	$4.5	14.6%
The 14.3 and 14.6 percentage point increases in interest expense in the second quarter and first half, respectively, of 2013 from 2012 were primarily the result of:

•	the impact of higher debt levels following the Merger; and

•	interest expense of $2.1 million in the second quarter of 2013 for the working capital and net indebtedness adjustment related to the Merger.
These increases was partially offset by:

•	reduced overall interest rates in effect on our outstanding debt; and

•	the impact of higher cash balances following the Merger.

Provision for income taxes

	Three months ended		Six months ended
In millions	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Income before income taxes and noncontrolling interest	$208.4	$103.8	$282.6	$176.6
Provision for income taxes	53.0	29.4	73.9	39.1
Effective tax rate	25.4%	28.3%	26.2%	22.1%
The effective tax rate decreased 2.9 percentage points and increased 4.1 percentage points in the second quarter and first half, respectively, of 2013 from 2012.
The decrease in the second quarter of 2013 from 2012 was primarily the result of:

•	the mix of global earnings, including the impact of the Merger.

The decrease was partially offset by:

•	the timing of losses in jurisdictions where we recognize no tax benefits.
The increase in the first half of 2013 from 2012 was primarily the result of:

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2013; and

•	the timing of losses in jurisdictions where we recognize no tax benefits.

These increases were partially offset by:

•	the mix of global earnings, including the impact of the Merger.

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
Operating activities
Cash provided by operating activities was $386.1 million in the first six months of 2013 compared to cash provided by operating activities of $166.8 million in the same period of 2012. The increase in cash provided by operating activities is attributable to an increase in net income before noncontrolling interest, from $137.5 million for the first six months of 2012 to $208.7 million for the first six months of 2013. Net income before noncontrolling interest principally reflects non-cash depreciation and amortization, share-based compensation and the gain on the sale of a business totaling $167.0 million for the first six months of 2013 compared with non-cash depreciation and amortization and share-based compensation totaling $59.7 million for the first six months of 2012. The increase in net cash provided by operating activities also reflects an aggregate increase in net working capital totaling $10.6 million the first six months of 2013 compared to an aggregate decrease in net working capital totaling $10.2 million in the same period of 2012.
Investing activities
Cash used for investing activities was $139.4 million in the first six months of 2013 compared to cash used for investing activities of $49.4 million in the same period of 2012. The increase in cash used for investing activities was primarily due to the cash payment of $84.4 million for the working capital and net indebtedness adjustment related to the Merger, as well as an increase in capital expenditures, partially offset by $30.0 million of proceeds, net of transaction costs, from the sale of a business within Technical Solutions in the first quarter of 2013.
Capital expenditures in the first six months of 2013 were $88.0 million compared with $31.3 million in the prior year period. The increase in capital spending primarily relates to the Merger. We anticipate capital expenditures for fiscal 2013 to be approximately $200 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, new product development and replacement equipment.
Financing activities
Net cash used for financing activities was $250.9 million in the first six months of 2013 compared with net cash used for financing activities of $98.1 million in the prior year period. Net cash used for financing activities in the first six months of 2013 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt and proceeds from shares issued to employees, net of shares withheld. Net cash used for financing activities in the first six months of 2012 included payment of dividends and repayments of long-term debt, partially offset by net receipts of commercial paper and revolving long-term debt, proceeds from long-term debt and proceeds from shares issued to employees, net of shares withheld.
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 29, 2013 and December 31, 2012, we had $690.6 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $736.6 million as of June 29, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 29, 2013, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $90.4 million, of which none was outstanding at June 29, 2013. Borrowings under these credit facilities bear interest at variable rates.
As of June 29, 2013, we have $161.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014. We expect to continue paying dividends on a quarterly basis.
We paid dividends in the first six months of 2013 of $94.0 million, or $0.46 per common share, compared with $44.3 million, or $0.44 per common share, in the prior year period.
The liability for uncertain tax positions was $55.0 million and $54.5 million at June 29, 2013 and December 31, 2012, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.
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

	Six months ended
In millions	June 29, 2013	June 30, 2012
Net cash provided by (used for) operating activities	$386.1	$166.8
Capital expenditures	(88.0)	(31.3)
Proceeds from sale of property and equipment	3.6	4.9
Free cash flow	$301.7	$140.4

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
In February 2013, the Financial Accounting Standards Board issued authoritative guidance surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) (“AOCI”) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES
In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 29, 2013. For additional information, refer to Item 7A of our 2012 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 29, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 29, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
As part of our ongoing integration activities after the Merger, we are continuing to incorporate our controls and procedures into the Flow Control business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There was no other change in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the Distribution, we entered into a tax sharing agreement (the “2012 Tax Sharing Agreement”) with Tyco and The ADT Corporation (“ADT”), which governs the rights and obligations of ADT, Tyco and us for certain pre-Distribution tax liabilities, including Tyco's obligations under a separate tax sharing agreement (the “2007 Tax Sharing Agreement”) entered into by Tyco, Covidien Ltd. (“Covidien”) and TE Connectivity Ltd. (“TE Connectivity”) in connection with the 2007 distributions of Covidien and TE Connectivity by Tyco (the “2007 Separation”).
The 2007 Tax Sharing Agreement governs the rights and obligations of Tyco, Covidien and TE Connectivity with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Covidien and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Covidien's and TE Connectivity's U.S. and certain non-U.S. 2007 and prior income tax returns. In addition, in the event that the 2007 Separation or certain related transactions are determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Covidien or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Covidien or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Covidien and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco's and ADT's U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco.
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
On July 1, 2013, Tyco announced that the Internal Revenue Service (“IRS”) issued Notices of Deficiency (“Tyco IRS Notices”) to Tyco asserting that several of Tyco's former U.S. subsidiaries collectively owe additional taxes in the aggregate amount of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings as described below is ultimately successful. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement.
As we have previously disclosed, in connection with U.S. federal tax audits of Tyco and its subsidiaries, the IRS has previously raised issues and proposed tax adjustments for periods beginning with the 1997 tax year. The adjustments now asserted by the IRS under the Tyco IRS Notices primarily relate to the treatment of certain intercompany debt transactions. The IRS has asserted in the Tyco IRS Notices that substantially all of the intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has therefore disallowed interest and related deductions recognized associated with that intercompany debt on the U.S. income tax returns for those periods totaling approximately $2.86 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including the Distribution. Tyco has advised us that it intends to petition the U.S. Tax Court to contest the IRS assessment.
Any payment that Tyco is required to make under the 2007 Tax Sharing Agreement, including if the IRS were to prevail with respect to the matter set forth above, could result in a material liability for us under the 2012 Tax Sharing Agreement. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
Changes in the U.S. dollar/Swiss franc exchange rate could limit the amount of dividends authorized on our common shares, and there can be no assurance that we will be able to continue to pay dividends on our common shares.
On April 29, 2013, our shareholders approved at our 2013 annual general meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that a dividend will be made out of our “contributed surplus” equity position in our statutory accounts to our shareholders in the amount of $0.25 for each of the third and fourth quarters of 2013 and the first and second quarters of 2014. The deduction to our contributed surplus in our statutory accounts, which is required to be made in Swiss francs, will be determined based on the aggregate amount of the dividend and will be calculated based on the U.S. dollar/Swiss franc exchange rate in effect on April 29, 2013. The U.S. dollar amount of the dividend will be capped at an amount such that the aggregate reduction to our contributed surplus will not exceed 396 million Swiss francs. To the extent that a dividend payment would exceed the cap, the U.S. dollar per share amount of the current or future dividends will be reduced on a pro rata basis so that the aggregate amount of all dividends paid does not exceed the cap. In addition, the aggregate reduction in contributed surplus will be increased for any shares issued, and decreased for any shares acquired, after April 29, 2013 and before the record date for the applicable dividend payment.
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
We depend on our key personnel and pending Swiss legislation may impede our ability to retain and recruit such personnel.
Our success depends to a large extent upon the continuity and continued services of our key executives, managers and skilled personnel. The loss of the services of one or more key senior management team members could have a material adverse effect on our business and our ability to execute our business strategies in a timely and effective manner. Beginning January 1, 2014, we may become subject to Swiss legislation that, among other things, requires binding shareholder approval of compensation of our executive management and directors, generally prohibits severance and change in control payments to our executive management and directors and provides for criminal penalties for non-compliance with these provisions for directors, executive management, certain recipients of compensation, and ancillary support personnel. If we become subject to such legislation, we may have difficulty retaining and recruiting executive management and directors and we will face increased costs of compliance with such legislation, all of which could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common shares during the second quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
March 31 — April 27, 2013	1,142,533	$52.52	1,141,800	$665,603,803
April 28 — May 25, 2013	2,614,993	$56.12	2,611,023	$519,032,920
May 26 — June 29, 2013	2,471,895	$58.17	2,468,800	$375,546,139
Total	6,229,421		6,221,623

(a)
The purchases in this column include 733 shares for the period March 31 — April 27, 2013, 3,970 shares for the period April 28 — May 25, 2013, and 3,095 shares for the period May 26 — June 29, 2013 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase shares of our common stock described below.

(d)
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. As of June 29, 2013, there were no shares available to repurchase under this authorization. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization.

ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 23, 2013.

PENTAIR LTD.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended June 29, 2013

2.1
Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).

2.2
Amendment No. 1, dated as of July 25, 2012, to the Merger Agreement, dated as of March 27, 2012, among Tyco International Ltd., Pentair Ltd., Panthro Acquisition Co., Panthro Merger Sub, Inc. and Pentair, Inc. (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on July 31, 2012 (File No. 000-04689)).

2.3
Amended and Restated Separation and Distribution Agreement, dated September 27, 2012 among Tyco International Ltd., Pentair Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.1
Form of Key Executive Employment and Severance Agreement for Todd R. Gleason (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).

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

101
The following materials from Pentair Ltd.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 29, 2013 and June 30, 2012, (ii) the Condensed Consolidated Balance Sheets as of June 29, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2013 and June 30, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 29, 2013 and June 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.