Form 10-Q
period 2013-09-28
PENTAIR LTD
filed 2013-10-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 28, 2013, 199,333,916 shares of Registrant’s common stock were outstanding.

Pentair Ltd. and Subsidiaries

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2013 and September 29, 2012	3

	Condensed Consolidated Balance Sheets as of September 28, 2013 and December 31, 2012	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	5

	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 28, 2013 and September 29, 2012	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38

ITEM 4.	Controls and Procedures	38

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	39

ITEM 1A.	Risk Factors	39

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

ITEM 6.	Exhibits	41

	Signatures	42

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$1,824.8	$865.5	$5,563.0	$2,665.2
Cost of goods sold	1,187.2	587.4	3,734.2	1,794.3
Gross profit	637.6	278.1	1,828.8	870.9
Selling, general and administrative	366.1	203.1	1,191.5	548.5
Research and development	31.5	19.8	97.1	61.4
Operating income	240.0	55.2	540.2	261.0
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.5)	(0.6)	(1.6)	(2.3)
Gain on sale of business	(0.1)	—	(16.8)	—
Net interest expense	17.2	18.6	52.6	49.5
Income before income taxes and noncontrolling interest	223.4	37.2	506.0	213.8
Provision for income taxes	49.2	4.6	123.1	43.7
Net income before noncontrolling interest	174.2	32.6	382.9	170.1
Noncontrolling interest	1.4	1.2	4.3	4.2
Net income attributable to Pentair Ltd.	$172.8	$31.4	$378.6	$165.9
Comprehensive income (loss), net of tax
Net income before noncontrolling interest	$174.2	$32.6	$382.9	$170.1
Changes in cumulative translation adjustment	89.1	41.2	(29.1)	(3.8)
Changes in market value of derivative financial instruments	(0.6)	(8.4)	(0.3)	(5.3)
Total comprehensive income	262.7	65.4	353.5	161.0
Less: Comprehensive income attributable to noncontrolling interest	2.6	2.1	5.0	4.1
Comprehensive income attributable to Pentair Ltd.	$260.1	$63.3	$348.5	$156.9
Earnings per common share attributable to Pentair Ltd.
Basic	$0.87	$0.31	$1.87	$1.67
Diluted	$0.85	$0.31	$1.84	$1.63
Weighted average common shares outstanding
Basic	199.3	100.4	202.1	99.5
Diluted	202.8	102.9	205.6	101.7
Cash dividends paid per common share	$0.25	$0.22	$0.71	$0.66
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 28, 2013	December 31, 2012
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$237.7	$261.3
Accounts and notes receivable, net of allowances of $53.0 and $37.5 respectively	1,299.2	1,274.6
Inventories	1,296.1	1,333.9
Other current assets	378.3	341.1
Total current assets	3,211.3	3,210.9
Property, plant and equipment, net	1,171.9	1,188.2
Other assets
Goodwill	5,122.0	5,111.0
Intangibles, net	1,817.2	1,926.9
Other non-current assets	481.8	504.8
Total other assets	7,421.0	7,542.7
Total assets	$11,804.2	$11,941.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$3.0	$3.1
Accounts payable	579.4	567.0
Employee compensation and benefits	317.5	296.7
Other current liabilities	778.5	778.1
Total current liabilities	1,678.4	1,644.9
Other liabilities
Long-term debt	2,570.7	2,454.3
Pension and other post-retirement compensation and benefits	388.2	378.8
Deferred tax liabilities	497.8	480.9
Other non-current liabilities	467.4	495.1
Total liabilities	5,602.5	5,454.0
Equity
Common shares CHF 0.50 par value, 213.0 authorized and issued at September 28, 2013 and December 31, 2012, respectively	113.5	113.5
Common shares held in treasury, 13.7 and 6.9 shares at September 28, 2013 and December 31, 2012, respectively	(727.2)	(315.5)
Capital contribution reserve	5,066.5	5,292.4
Retained earnings	1,671.1	1,292.5
Accumulated other comprehensive income (loss)	(41.7)	(11.6)
Shareholders’ equity attributable to Pentair Ltd.	6,082.2	6,371.3
Noncontrolling interest	119.5	116.5
Total equity	6,201.7	6,487.8
Total liabilities and equity	$11,804.2	$11,941.8
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 28, 2013	September 29, 2012
Operating activities
Net income before noncontrolling interest	$382.9	$170.1
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.6)	(2.3)
Depreciation	114.3	48.6
Amortization	109.5	29.4
Deferred income taxes	22.8	4.0
Gain on sale of business	(16.8)	—
Share-based compensation	25.3	28.5
Excess tax benefits from share-based compensation	(7.4)	(2.1)
(Gain) loss on sale of assets	4.0	(3.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(52.2)	27.3
Inventories	17.7	(0.6)
Other current assets	(9.4)	(4.5)
Accounts payable	20.6	(30.7)
Employee compensation and benefits	25.9	(14.9)
Other current liabilities	4.8	38.7
Other non-current assets and liabilities	(10.6)	(40.8)
Net cash provided by (used for) operating activities	629.8	247.4
Investing activities
Capital expenditures	(126.3)	(49.9)
Proceeds from sale of property and equipment	3.7	5.1
Proceeds from sale of businesses, net	30.9	—
Acquisitions, net of cash acquired	(84.4)	671.8
Other	(0.8)	(3.1)
Net cash provided by (used for) investing activities	(176.9)	623.9
Financing activities
Net receipts (repayments) of short-term borrowings	—	(3.7)
Net receipts (repayments) of commercial paper and revolving long-term debt	122.5	(125.0)
Proceeds from long-term debt	—	90.1
Repayments of long-term debt	(6.2)	(190.8)
Debt issuance costs	(1.4)	—
Excess tax benefits from share-based compensation	7.4	2.1
Shares issued to employees, net of shares withheld	70.8	22.0
Repurchases of common shares	(540.3)	—
Dividends paid	(143.9)	(66.1)
Distribution to noncontrolling interest	(2.0)	—
Net cash provided by (used for) financing activities	(493.1)	(271.4)
Effect of exchange rate changes on cash and cash equivalents	16.6	(7.4)
Change in cash and cash equivalents	(23.6)	592.5
Cash and cash equivalents, beginning of period	261.3	50.1
Cash and cash equivalents, end of period	$237.7	$642.6
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.5	$(11.6)	$6,371.3	$116.5	$6,487.8
Net income	—	—	—	—	—	378.6	—	378.6	4.3	382.9
Change in cumulative translation adjustment	—	—	—	—	—	—	(29.8)	(29.8)	0.7	(29.1)
Changes in market value of derivative financial instruments, net of $0.5 tax	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Tax benefits of share-based compensation	—	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared	—	—	—	—	(199.6)	—	—	(199.6)	—	(199.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(9.7)	(540.3)	—	—	—	(540.3)	—	(540.3)
Exercise of options, net of shares tendered for payment	—	—	2.5	109.8	(26.6)	—	—	83.2	—	83.2
Issuance of restricted shares, net of cancellations	—	—	0.6	28.9	(28.9)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(10.1)	(2.3)	—	—	(12.4)	—	(12.4)
Share-based compensation	—	—	—	—	25.3	—	—	25.3	—	25.3
Balance - September 28, 2013	213.0	$113.5	(13.7)	$(727.2)	$5,066.5	$1,671.1	$(41.7)	$6,082.2	$119.5	$6,201.7

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2011	98.6	$47.5	—	$—	$457.7	$1,465.8	$(37.7)	$1,933.3	$114.1	$2,047.4
Net income	—	—	—	—	—	165.9	—	165.9	4.2	170.1
Change in cumulative translation adjustment	—	—	—	—	—	—	(3.7)	(3.7)	(0.1)	(3.8)
Changes in market value of derivative financial instruments, net of $2.6 tax	—	—	—	—	—	—	(5.3)	(5.3)	—	(5.3)
Dividends declared	—	—	—	—	(143.0)	(66.2)	—	(209.2)	—	(209.2)
Issuance of shares related to the Merger	113.6	65.5	(2.7)	(119.6)	4,985.8	—	—	4,931.7	—	4,931.7
Exercise of options, net of shares tendered for payment	0.7	0.4	—	0.2	20.2	—	—	20.8	—	20.8
Issuance of restricted shares, net of cancellations	0.2	0.1	—	—	18.8	—	—	18.9	—	18.9
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(2.7)	—	—	(2.7)	—	(2.7)
Share-based compensation	—	—	—	—	28.5	—	—	28.5	—	28.5
Balance - September 29, 2012	213.0	$113.5	(2.7)	$(119.4)	$5,365.3	$1,565.5	$(46.7)	$6,878.2	$118.2	$6,996.4

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
New Accounting Standards
In February 2013, the Financial Accounting Standards Board issued authoritative guidance surrounding the presentation of items reclassified from Accumulated other comprehensive income (loss) (“AOCI”) to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations. The reclassifications out of AOCI and into net income were not material for the three and nine months ended September 28, 2013.

2.	Acquisitions and Divestitures
Material acquisitions
Pentair Ltd. took its current form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our common shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer. Our business units comprising the legacy Flow Control business had net sales of $905.2 million and $2,757.7 million and net income of $105.0 million and $195.7 million for the three and nine months ended September 28, 2013, respectively.
Based on the price of Pentair, Inc. common stock and our common shares issued on the date of the Merger, the purchase price was composed of the following:

In millions
Value of common shares issued to Tyco shareholders (1)	$4,811.4
Value of replacement equity-based awards to holders of Tyco equity-based awards (2)	119.8
Cash paid to Tyco in settlement of the working capital and net indebtedness adjustment	84.4
Cash paid to Tyco shareholders in lieu of fractional common shares (3)	0.5
$5,016.1

(1)	Equals 110.9 million Pentair Ltd. shares distributed to Tyco shareholders multiplied by the Merger date share price of $43.39.

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
During the nine months ended September 28, 2013, the Company recorded an increase of $93.0 million to its preliminary purchase price, of which $84.4 million related to cash paid to Tyco in settlement of the working capital and net indebtedness adjustment and $8.6 million related to an increase in the value of replacement equity-based awards to holders of Tyco equity-based awards.
The purchase price has been allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. During the nine months ended September 28, 2013, the Company recorded fair value adjustments to the preliminary purchase price allocation reported at December 31, 2012. These adjustments were applied retrospectively back to the date of the Merger.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Merger as adjusted at September 28, 2013 and as previously reported at December 31, 2012:

In millions	September 28, 2013	December 31, 2012
Cash and cash equivalents	$691.7	$691.7
Accounts and notes receivable	753.5	771.6
Inventories	999.7	1,046.2
Other current assets	94.1	98.2
Property, plant and equipment	785.7	822.0
Goodwill	2,741.8	2,520.1
Intangibles	1,441.9	1,425.1
Other non-current assets	241.1	275.1
Current liabilities	(881.4)	(856.3)
Long-term debt	(914.5)	(914.5)
Income taxes, including current and deferred	(304.0)	(364.6)
Other liabilities and redeemable noncontrolling interest	(633.5)	(591.5)
Total purchase price	$5,016.1	$4,923.1
The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $2,741.8 million. Goodwill has been allocated to our reporting segments as follows: $348.6 million to Water & Fluid Solutions, $1,511.6 million to Valves & Controls and $881.6 million to Technical Solutions. None of the goodwill recognized from the Merger is expected to be deductible for income tax purposes. Goodwill recognized from the Merger reflects the current value of the expected future income resulting from synergies of our combined operations. Identifiable intangible assets acquired as part of the Merger were $1,441.9 million and include $362.3 million of indefinite life trade name intangibles and the following definite-lived intangibles: $920.0 million of customer relationships with a weighted average useful life of 14.2 years, $115.9 million of proprietary technology with a weighted average useful life of 13.7 years and $43.7 million of customer backlog with a weighted average useful life of less than one year.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pro forma results of material acquisitions
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Merger had been completed on January 1, 2011:

	Three months ended	Nine months ended
In millions, except per-share data	September 29, 2012	September 29, 2012
Pro forma net sales	$1,877.7	$5,659.0
Pro forma net income attributable to Pentair Ltd.	86.7	302.6
Pro forma diluted earnings per common share attributable to Pentair Ltd.	0.41	1.42
The 2012 unaudited pro forma net income excludes the impact of $31.5 million and $49.4 million, respectively, of transaction related costs associated with the Merger, and $21.2 million and $21.8 million, respectively, of non-recurring items related to change of control costs for the three and nine months ended September 29, 2012.
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
Divestitures
During the nine months ended September 28, 2013, we sold a business that was part of Technical Solutions for a cash purchase price of $30.1 million, net of transaction costs, resulting in a gain of $16.8 million. Goodwill of $5.3 million was included in the assets of the business sold.

3.	Share Plans
Total share-based compensation expense for the three and nine months ended September 28, 2013 and September 29, 2012 was as follows:

	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Restricted stock units	$4.6	$12.8	$16.4	$18.6
Stock options	2.6	5.6	8.9	9.9
Total share-based compensation expense	$7.2	$18.4	$25.3	$28.5

In the first quarter of 2013, we issued our annual share-based compensation grants under the Pentair Ltd. 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 1.2 million, of which 0.9 million were stock options and 0.3 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $13.89 and $50.60, respectively.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2013 Annual Grant
Risk-free interest rate	0.69%
Expected dividend yield	2.01%
Expected share price volatility	36.0%
Expected term (years)	5.7
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
During the nine months ended September 28, 2013 and the year ended December 31, 2012, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 700 employees, consisting of approximately 200 in Water & Fluid Solutions, 200 in Valves & Controls and 300 in Technical Solutions. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 1,000 employees, consisting of approximately 500 in Water & Fluid Solutions, 300 in Valves & Controls and 200 in Technical Solutions.

Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Severance and related costs	$0.8	$0.8	$40.6	$10.5
Other	3.2	—	11.7	0.7
Total restructuring costs	$4.0	$0.8	$52.3	$11.2
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Total restructuring costs related to Water & Fluid Solutions, Valves & Controls and Technical Solutions were $3.0 million, $0.4 million and $0.6 million, respectively, for the three months ended September 28, 2013, and $16.7 million, $19.2 million and $16.4 million, respectively, for the nine months ended September 28, 2013.
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 28, 2013:

In millions	September 28, 2013
Beginning balance	$59.6
Costs incurred	40.6
Cash payments and other	(57.1)
Ending balance	$43.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to Pentair Ltd.	$172.8	$31.4	$378.6	$165.9
Weighted average common shares outstanding
Basic	199.3	100.4	202.1	99.5
Dilutive impact of stock options and restricted stock units	3.5	2.5	3.5	2.2
Diluted	202.8	102.9	205.6	101.7
Earnings per common share attributable to Pentair Ltd.
Basic earnings per common share	$0.87	$0.31	$1.87	$1.67
Diluted earnings per common share	$0.85	$0.31	$1.84	$1.63
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.3	0.9	1.4

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	September 28, 2013	December 31, 2012
Inventories
Raw materials and supplies	$581.6	$615.1
Work-in-process	193.8	207.6
Finished goods	520.7	511.2
Total inventories	$1,296.1	$1,333.9
Other current assets
Cost in excess of billings	$142.7	$124.4
Prepaid expenses	108.9	89.0
Deferred income taxes	106.3	89.2
Other current assets	20.4	38.5
Total other current assets	$378.3	$341.1
Property, plant and equipment, net
Land and land improvements	$248.5	$248.6
Buildings and leasehold improvements	508.4	474.4
Machinery and equipment	1,156.4	1,073.0
Construction in progress	121.0	103.0
Total property, plant and equipment	2,034.3	1,899.0
Accumulated depreciation and amortization	862.4	710.8
Total property, plant and equipment, net	$1,171.9	$1,188.2
Other non-current assets
Asbestos-related insurance receivable	$130.1	$131.0
Deferred income taxes	130.9	121.1
Other non-current assets	220.8	252.7
Total other non-current assets	$481.8	$504.8
Other current liabilities
Deferred revenue and customer deposits	$117.9	$127.2
Dividends payable	149.5	95.0
Billings in excess of cost	86.5	61.1
Accrued warranty	56.0	54.0
Other current liabilities	368.6	440.8
Total other current liabilities	$778.5	$778.1
Other non-current liabilities
Asbestos-related liabilities	$266.3	$278.9
Taxes payable	49.6	50.5
Other non-current liabilities	151.5	165.7
Total other non-current liabilities	$467.4	$495.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2012	Acquisitions/ divestitures	Foreign currency translation/other	September 28, 2013
Water & Fluid Solutions	$2,437.7	$—	$15.4	$2,453.1
Valves & Controls	1,511.6	—	—	1,511.6
Technical Solutions	1,161.7	(5.3)	0.9	1,157.3
Total goodwill	$5,111.0	$(5.3)	$16.3	$5,122.0
Identifiable intangible assets consisted of the following:

	September 28, 2013			December 31, 2012
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,288.0	$(221.1)	$1,066.9	$1,291.5	$(152.7)	$1,138.8
Trade names	2.1	(0.9)	1.2	1.5	(0.7)	0.8
Proprietary technology	265.0	(74.8)	190.2	263.7	(57.8)	205.9
Backlog	28.7	(26.7)	2.0	43.7	(18.2)	25.5
Total finite-life intangibles	$1,583.8	$(323.5)	$1,260.3	$1,600.4	$(229.4)	$1,371.0
Indefinite-life intangibles
Trade names	556.9	—	556.9	555.9	—	555.9
Total intangibles, net	$2,140.7	$(323.5)	$1,817.2	$2,156.3	$(229.4)	$1,926.9
Intangible asset amortization expense was $28.8 million and $9.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $109.5 million and $29.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2013 and the next five years is as follows:

	Q4
In millions	2013	2014	2015	2016	2017	2018
Estimated amortization expense	$29.2	$116.0	$115.5	$114.5	$113.0	$110.4

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 28, 2013	Maturity Year	September 28, 2013	December 31, 2012
Commercial paper	0.522%	2017	$539.1	$424.7
Revolving credit facilities	1.429%	2017	7.6	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	0.030%	2015-2030	5.0	8.9
Capital lease obligations	4.150%	2013-2025	22.0	23.8
Total debt			2,573.7	2,457.4
Less: Current maturities and short-term borrowings			(3.0)	(3.1)
Long-term debt			$2,570.7	$2,454.3
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
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of our outstanding commercial paper. As of September 28, 2013 and December 31, 2012, we had $539.1 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $903.3 million as of September 28, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 28, 2013, we were in compliance with all financial covenants in our debt agreements.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $91.5 million, of which none was outstanding at September 28, 2013. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at September 28, 2013 matures on a calendar year basis as follows:

	Q4
In millions	2013	2014	2015	2016	2017	2018	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$350.0	$—	$896.7	$—	$1,305.0	$2,551.7
Capital lease obligations	0.8	3.0	5.9	1.0	1.0	1.0	9.3	22.0
Total maturities	$0.8	$3.0	$355.9	$1.0	$897.7	$1.0	$1,314.3	$2,573.7
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $23.9 million less the imputed interest of $1.9 million as of September 28, 2013.
As of September 28, 2013 and December 31, 2012, assets under capital lease were $41.2 million and $40.5 million, respectively, less accumulated amortization of $7.1 million and $6.0 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
During 2012, we used floating to fixed rate interest rate swaps to mitigate our exposure to future changes in interest rates related to our floating rate indebtedness. We designated these interest rate swap arrangements as cash flow hedges. As a result, changes in the fair value of the interest rate swaps were recorded in AOCI on the Condensed Consolidated Balance Sheets throughout the contractual term of each of the interest rate swap arrangements. During 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2012 or September 28, 2013.
Derivative gains and losses included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $1.0 million and $4.9 million for the three and nine months ended September 29, 2012, respectively, and was recorded in Net interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In April 2011, as part of our planned debt issuance to fund the Clean Process Technologies acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in AOCI in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes. The ending unrealized net loss in AOCI was $8.3 million and $9.2 million at September 28, 2013 and December 31, 2012, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At September 28, 2013 and

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

December 31, 2012, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $143.9 million and $163.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and nine months ended September 28, 2013 were not material.
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

The recorded amounts and estimated fair values of total debt, excluding the effects of derivative financial instruments, were as follows:

	September 28, 2013		December 31, 2012
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$546.7	$546.7	$427.7	$427.7
Fixed rate debt	2,027.0	2,013.5	2,029.7	2,081.3
Total debt	$2,573.7	$2,560.2	$2,457.4	$2,509.0

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 28, 2013
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$4.0	$—	$4.0
Foreign currency contract liabilities	—	(1.2)	—	(1.2)
Deferred compensation plan (1)	30.6	—	—	30.6
Total recurring fair value measurements	$30.6	$2.8	$—	$33.4

	December 31, 2012
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.9	$—	$2.9
Foreign currency contract liabilities	—	(0.5)	—	(0.5)
Deferred compensation plan (1)	22.4	—	—	22.4
Total recurring fair value measurements	$22.4	$2.4	$—	$24.8
Nonrecurring fair value measurements
Trade name intangibles (2)	$—	$—	$63.7	$63.7
Total nonrecurring fair value measurement	$—	$—	$63.7	$63.7

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
The effective income tax rate for the nine months ended September 28, 2013 was 24.3% compared to 20.4% for the nine months ended September 29, 2012. Our effective income tax rate was higher due to the favorable resolution of U.S. federal and state tax audits during the nine months ended September 29, 2012, which was not recurring during the nine months ended September 28, 2013, and the timing of losses in jurisdictions where we recognize no tax benefits. The increases were partially offset by the mix of global earnings, including the impact of the Merger.
We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $52.0 million and $52.9 million at September 28, 2013 and December 31, 2012, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

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
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

	U.S. pension plans
	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$3.9	$3.2	$11.7	$9.6
Interest cost	3.6	7.1	10.8	21.3
Expected return on plan assets	(2.4)	(7.3)	(7.2)	(21.9)
Net periodic benefit cost	$5.1	$3.0	$15.3	$9.0

	Non-U.S. pension plans
	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$2.4	$0.6	$7.2	$1.8
Interest cost	4.4	1.1	13.2	3.3
Expected return on plan assets	(3.8)	(0.1)	(11.4)	(0.3)
Net periodic benefit cost	$3.0	$1.6	$9.0	$4.8
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 28, 2013 and September 29, 2012 were not material.

12.	Shareholders’ Equity
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. There are no remaining shares available for repurchase under this authorization. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. During the nine months ended September 28, 2013, we repurchased 9.7 million of our common shares for $540.3 million pursuant to these authorizations. As of September 28, 2013, we had $325.5 million remaining available for share repurchases under these authorizations.
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

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $149.5 million and $95.0 million at September 28, 2013 and December 31, 2012, respectively.

13.	Segment information
Financial information by reportable segment is shown below:

	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
Water & Fluid Solutions	$814.3	$605.5	$2,546.1	$1,868.0
Valves & Controls	611.5	—	1,817.2	—
Technical Solutions	405.9	261.5	1,213.3	801.6
Other	(6.9)	(1.5)	(13.6)	(4.4)
Consolidated	$1,824.8	$865.5	$5,563.0	$2,665.2
Operating income (loss)
Water & Fluid Solutions	$105.9	$69.2	$316.8	$224.9
Valves & Controls	76.6	—	114.9	—
Technical Solutions	82.2	52.3	200.6	153.4
Other	(24.7)	(66.3)	(92.1)	(117.3)
Consolidated	$240.0	$55.2	$540.2	$261.0

14.	Commitments and Contingencies
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
As of September 28, 2013, there were approximately 1,800 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,100 claims outstanding as of September 28, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $266.3 million and $278.9 million as of September 28, 2013 and December 31, 2012, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $130.1 million and $131.0 million as of September 28, 2013 and December 31, 2012, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
The amounts recorded by us for asbestos-related liabilities and insurance-related assets are based on our strategies for resolving our asbestos claims and currently available information as well as estimates and assumptions. Key variables and assumptions include the number and type of new claims filed each year, the average cost of resolution of claims, the resolution of coverage issues with insurance carriers, the amounts of insurance and the related solvency risk with respect to our insurance carriers, and the indemnifications we have provided to and received from third parties. Furthermore, predictions with respect to these variables are subject to greater uncertainty in the latter portion of the projection period. Other factors that may affect our liability and cash payments for asbestos-related matters include uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, reforms of state or federal tort legislation and the applicability of insurance policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results.
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $41.4 million and $49.2 million as of September 28, 2013 and December 31, 2012, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the nine months ended September 28, 2013 were as follows:

In millions	September 28, 2013
Beginning balance	$54.0
Service and product warranty provision	46.5
Payments	(44.4)
Foreign currency translation	(0.1)
Ending balance	$56.0
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
As of September 28, 2013 and December 31, 2012, the outstanding value of bonds, letters of credit and bank guarantees totaled $478.9 million and $493.2 million, respectively.

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
The following present the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows. The historical consolidated financial statements of Pentair Ltd. for the three and nine months ended September 29, 2012 include all non-guarantor subsidiaries. Consequently, no consolidating financial information for the three and nine months ended September 29, 2012 is presented.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$1,824.8	$—	$1,824.8
Cost of goods sold	—	—	1,187.2	—	1,187.2
Gross profit	—	—	637.6	—	637.6
Selling, general and administrative	(0.7)	3.1	363.7	—	366.1
Research and development	—	—	31.5	—	31.5
Operating (loss) income	0.7	(3.1)	242.4	—	240.0
Loss (earnings) from investment in subsidiaries	(173.3)	(177.3)	—	350.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.5)	—	(0.5)
Gain on sale of business	—	—	(0.1)	—	(0.1)
Net interest expense	1.3	0.6	15.3	—	17.2
Income (loss) before income taxes and noncontrolling interest	172.7	173.6	227.7	(350.6)	223.4
Provision for income taxes	(0.1)	1.3	48.0	—	49.2
Net income (loss) before noncontrolling interest	172.8	172.3	179.7	(350.6)	174.2
Noncontrolling interest	—	—	1.4	—	1.4
Net income (loss) attributable to Pentair Ltd.	$172.8	$172.3	$178.3	$(350.6)	$172.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$172.8	$172.3	$179.7	$(350.6)	$174.2
Changes in cumulative translation adjustment	87.9	87.9	89.1	(175.8)	89.1
Changes in market value of derivative financial instruments	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Total comprehensive income (loss)	260.1	259.6	268.2	(525.2)	262.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	2.6	—	2.6
Comprehensive income (loss) attributable to Pentair Ltd.	$260.1	$259.6	$265.6	$(525.2)	$260.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$5,563.0	$—	$5,563.0
Cost of goods sold	—	—	3,734.2	—	3,734.2
Gross profit	—	—	1,828.8	—	1,828.8
Selling, general and administrative	(1.5)	10.1	1,182.9	—	1,191.5
Research and development	—	—	97.1	—	97.1
Operating (loss) income	1.5	(10.1)	548.8	—	540.2
Loss (earnings) from investment in subsidiaries	(381.1)	(396.4)	—	777.5	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(1.6)	—	(1.6)
Gain on sale of business	—	—	(16.8)	—	(16.8)
Net interest expense	4.4	6.7	41.5	—	52.6
Income (loss) before income taxes and noncontrolling interest	378.2	379.6	525.7	(777.5)	506.0
Provision for income taxes	(0.4)	1.3	122.2	—	123.1
Net income (loss) before noncontrolling interest	378.6	378.3	403.5	(777.5)	382.9
Noncontrolling interest	—	—	4.3	—	4.3
Net income (loss) attributable to Pentair Ltd.	$378.6	$378.3	$399.2	$(777.5)	$378.6
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$378.6	$378.3	$403.5	$(777.5)	$382.9
Changes in cumulative translation adjustment	(29.8)	(29.8)	(29.1)	59.6	(29.1)
Changes in market value of derivative financial instruments	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Total comprehensive income (loss)	348.5	348.2	374.1	(717.3)	353.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	5.0	—	5.0
Comprehensive income (loss) attributable to Pentair Ltd.	$348.5	$348.2	$369.1	$(717.3)	$348.5

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$0.2	$237.5	$—	$237.7
Accounts and notes receivable, net	5.7	20.7	1,305.7	(32.9)	1,299.2
Inventories	—	—	1,296.1	—	1,296.1
Other current assets	10.8	—	378.3	(10.8)	378.3
Total current assets	16.5	20.9	3,217.6	(43.7)	3,211.3
Property, plant and equipment, net	—	—	1,171.9	—	1,171.9
Other assets
Investments in subsidiaries	6,488.9	7,953.9	—	(14,442.8)	—
Goodwill	—	—	5,122.0	—	5,122.0
Intangibles, net	—	—	1,817.2	—	1,817.2
Other non-current assets	31.6	1,544.9	443.1	(1,537.8)	481.8
Total other assets	6,520.5	9,498.8	7,382.3	(15,980.6)	7,421.0
Total assets	$6,537.0	$9,519.7	$11,771.8	$(16,024.3)	$11,804.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3.0	$—	$3.0
Accounts payable	0.5	6.0	605.8	(32.9)	579.4
Employee compensation and benefits	—	—	317.5	—	317.5
Other current liabilities	150.4	15.8	623.1	(10.8)	778.5
Total current liabilities	150.9	21.8	1,549.4	(43.7)	1,678.4
Other liabilities
Long-term debt	286.2	2,412.1	1,410.2	(1,537.8)	2,570.7
Pension and other post-retirement compensation and benefits	—	—	388.2	—	388.2
Deferred tax liabilities	—	—	497.8	—	497.8
Other non-current liabilities	17.7	—	449.7	—	467.4
Total liabilities	454.8	2,433.9	4,295.3	(1,581.5)	5,602.5
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,082.2	7,085.8	7,357.0	(14,442.8)	6,082.2
Noncontrolling interest	—	—	119.5	—	119.5
Total equity	6,082.2	7,085.8	7,476.5	(14,442.8)	6,201.7
Total liabilities and equity	$6,537.0	$9,519.7	$11,771.8	$(16,024.3)	$11,804.2

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Nine months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$369.0	$383.4	$654.9	$(777.5)	629.8
Investing activities
Capital expenditures	—	—	(126.3)	—	(126.3)
Proceeds from sale of property and equipment	—	—	3.7	—	3.7
Proceeds from sale of businesses, net	—	—	30.9	—	30.9
Acquisitions, net of cash acquired	(84.4)	—	—	—	(84.4)
Other	—	—	(0.8)	—	(0.8)
Net cash provided by (used for) investing activities	(84.4)	—	(92.5)	—	(176.9)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	114.9	7.6	—	122.5
Repayment of long-term debt	—	—	(6.2)	—	(6.2)
Debt issuance costs	—	(1.4)	—	—	(1.4)
Excess tax benefits from share-based compensation	—	—	7.4		7.4
Net change in advances to subsidiaries	(140.7)	(496.7)	(140.1)	777.5	—
Shares issued to employees, net of shares withheld	—	—	70.8	—	70.8
Repurchases of common shares	—	—	(540.3)	—	(540.3)
Dividends paid	(143.9)	—	—	—	(143.9)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(284.6)	(383.2)	(602.8)	777.5	(493.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	16.6	—	16.6
Change in cash and cash equivalents	—	0.2	(23.8)	—	(23.6)
Cash and cash equivalents, beginning of period	—	—	261.3	—	261.3
Cash and cash equivalents, end of period	$—	$0.2	$237.5	$—	$237.7

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$261.3	$—	$261.3
Accounts and notes receivable, net	20.2	1,458.3	1,330.7	(1,534.6)	1,274.6
Inventories	—	—	1,333.9	—	1,333.9
Other current assets	85.8	—	339.7	(84.4)	341.1
Total current assets	106.0	1,458.3	3,265.6	(1,619.0)	3,210.9
Property, plant and equipment, net	—	—	1,188.2	—	1,188.2
Other assets
Investments in subsidiaries	6,486.6	7,464.9	—	(13,951.5)	—
Goodwill	—	—	5,111.0	—	5,111.0
Intangibles, net	—	—	1,926.9	—	1,926.9
Other non-current assets	31.6	6.9	466.3	—	504.8
Total other assets	6,518.2	7,471.8	7,504.2	(13,951.5)	7,542.7
Total assets	$6,624.2	$8,930.1	$11,958.0	$(15,570.5)	$11,941.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3.1	$—	$3.1
Accounts payable	54.3	1.7	587.3	(76.3)	567.0
Employee compensation and benefits	—	—	296.7	—	296.7
Other current liabilities	180.9	11.5	670.1	(84.4)	778.1
Total current liabilities	235.2	13.2	1,557.2	(160.7)	1,644.9
Other liabilities
Long-term debt	—	2,297.7	1,614.9	(1,458.3)	2,454.3
Pension and other post-retirement compensation and benefits	—	—	378.8	—	378.8
Deferred tax liabilities	—	—	480.9	—	480.9
Other non-current liabilities	17.7	—	477.4	—	495.1
Total liabilities	252.9	2,310.9	4,509.2	(1,619.0)	5,454.0
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,371.3	6,619.2	7,332.3	(13,951.5)	6,371.3
Noncontrolling interest	—	—	116.5	—	116.5
Total equity	6,371.3	6,619.2	7,448.8	(13,951.5)	6,487.8
Total liabilities and equity	$6,624.2	$8,930.1	$11,958.0	$(15,570.5)	$11,941.8

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

During the first nine months of 2013, Water & Fluid Solutions, Valves & Controls and Technical Solutions represented approximately 46%, 33% and 22% of total revenues, respectively, reflecting our post-Merger revenue mix.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2012 and the first nine months of 2013 and will likely impact our results in the future:

•
Since 2010, most markets we serve have shown signs of improvement since the global recession in 2008 and 2009. Because our businesses are significantly affected by general economic trends, a lack of continued improvement in our most important markets (including home building and pool) addressed below would likely have an adverse impact on our results of operations for the rest of 2013 and beyond.

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

•
End markets for new home building and new pool starts are showing signs of rebound from their historically low levels in 2007 - 2011. New product introductions, expanded distribution, channel penetration and a recovering housing market have resulted in volume increases for 2012 and the first nine months of 2013.

•
Despite the overall strength of our end-markets, some of them have exhibited differing levels of volatility and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

•
Through 2012 and the first nine months of 2013, we experienced material and other cost inflation. We strive for productivity improvements, and we may implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2012 was $(21.1) million. The negative free cash flow resulted primarily from accelerated pension funding of $193.0 million, acquisition-related payments of $126.0 million and repositioning payments of $20.0 million. Our free cash flow for the first nine months of 2013 is $507.2 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2013. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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

RESULTS OF OPERATIONS
Net sales
Consolidated net sales and the change from the prior year period were as follows:

	Three months ended				Nine months ended
In millions	September 28, 2013	September 29, 2012	$ change	% change	September 28, 2013	September 29, 2012	$ change	% change
Net sales	$1,824.8	$865.5	$959.3	110.8%	$5,563.0	$2,665.2	$2,897.8	108.7%
Net sales by segment and the changes from prior year period were as follows:

	Three months ended				Nine months ended
In millions	September 28, 2013	September 29, 2012	$ change	% change	September 28, 2013	September 29, 2012	$ change	% change
Water & Fluid Solutions	$814.3	$605.5	$208.8	34.5%	$2,546.1	$1,868.0	$678.1	36.3%
Valves & Controls	611.5	—	611.5	—	1,817.2	—	1,817.2	—
Technical Solutions	405.9	261.5	144.4	55.2%	1,213.3	801.6	411.7	51.4%
Other	(6.9)	(1.5)	(5.4)	—	(13.6)	(4.4)	(9.2)	—
Net sales	$1,824.8	$865.5	$959.3	110.8%	$5,563.0	$2,665.2	$2,897.8	108.7%
The components of the changes in net sales from the prior period were as follows:

	Three months ended September 28, 2013				Nine months ended September 28, 2013
	over the prior year period				over the prior year period
Percent change in net sales	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total	Water & Fluid Solutions	Valves & Controls	Technical Solutions	Total
Volume	11.1%	—%	(5.1)%	5.6%	16.2%	—%	(6.8)%	9.0%
Acquisition	22.2	100.0	58.3	103.8	18.6	100.0	56.9	98.3
Price	1.0	—	1.3	1.1	1.5	—	1.5	1.5
Currency	0.2	—	0.7	0.3	—	—	(0.2)	(0.1)
Total	34.5%	100.0%	55.2%	110.8%	36.3%	100.0%	51.4%	108.7%
Consolidated net sales
The 110.8 and 108.7 percentage point increases in consolidated net sales in the third quarter and first nine months, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $905.2 million and $2,757.7 million for the third quarter and first nine months of 2013, respectively;

•
organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for agriculture products and global food & beverage solutions;

•	growth in developed regions led by strength in the US and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	lower sales volume related to industrial related products.

Water & Fluid Solutions
The 34.5 and 36.3 percentage point increases in Water & Fluid Solutions net sales in the third quarter and first nine months, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $146.3 million and $492.9 million, respectively, for the third quarter and first nine months of 2013;

•
organic sales growth in Water & Fluid Solutions related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for agriculture products and global food & beverage solutions;

•	growth in developed regions led by strength in the US and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Valves & Controls
The Valves & Controls net sales in the third quarter and first nine months of 2013 were the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $611.5 million and $1,817.2 million, respectively, for the third quarter and first nine months of 2013.
Technical Solutions
The 55.2 and 51.4 percentage point increases in Technical Solutions net sales in the third quarter and first nine months, respectively, of 2013 from 2012 were primarily driven by:

•	sales volume of the Flow Control businesses subsequent to the Merger of $152.4 million and $456.4 million respectively, for the third quarter and first nine months of 2013; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales volume related to industrial process related products.

Gross profit

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
Gross profit	$637.6	34.9%	$278.1	32.1%	$1,828.8	32.9%	$870.9	32.7%
Percentage point change		2.8 pts				0.2 pts
The 2.8 and 0.2 percentage point increases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2013 from 2012 were primarily driven by:

•	higher margin percentage contribution associated with the Flow Control businesses in Valves & Controls and Technical Solutions;

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases; and

•	higher margin percentage contribution as a result of savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices.

These increases were partially offset by:

•	higher cost of goods sold of $87.0 million for the first nine months of 2013 from inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting; and

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
SG&A	$366.1	20.1%	$203.1	23.5%	$1,191.5	21.4%	$548.5	20.6%
Percentage point change		(3.4) pts				0.8 pts
SG&A expense decreased 3.4 percentage points and increased 0.8 percentage points as a percentage of sales in the third quarter and first nine months, respectively, of 2013 from 2012.
The decrease in the third quarter of 2013 from 2012 was primarily due to:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	restructuring costs of $4.0 million for the third quarter of 2013;

•	higher costs related to the Merger, including integration and standardization; and

•	intangible asset amortization associated with the Merger.
The increase in the first nine months of 2013 from 2012 was primarily due to:

•	restructuring costs of $52.3 million for the first nine months of 2013;

•	certain increases for labor and related costs; and

•	intangible asset amortization associated with the Merger.
Research and development ("R&D")

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
R&D	$31.5	1.7%	$19.8	2.3%	$97.1	1.7%	$61.4	2.3%
Percentage point change		(0.6) pts				(0.6) pts
The 0.6 percentage point decreases in R&D expense as a percentage of sales in each of the third quarter and first nine months of 2013 from 2012 were primarily due to:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on the R&D spend.

These decreases were partially offset by:

•	continued investments in innovative new products for future growth.

Operating income - Water & Fluid Solutions

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
Operating income	$105.9	13.0%	$69.2	11.4%	$316.8	12.4%	$224.9	12.0%
Percentage point change		1.6 pts				0.4 pts
Water & Fluid Solutions operating income as a percentage of net sales increased 1.6 and 0.4 percentage points as a percentage of net sales in the third quarter and first nine months, respectively, of 2013 from 2012.
The increase in the third quarter and first nine months of 2013 from 2012 were primarily the result of:

•	higher sales volumes in Water & Fluid Solutions, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	expanded gross margins as a result of our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	lower margin from higher costs related to the Merger, including integration, standardization and restructuring costs;

•	intangible asset amortization associated with the Merger; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.
Operating income - Valves & Controls

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
Operating income	$76.6	12.5%	$—	—%	$114.9	6.3%	$—	—%
Percentage point change		12.5 pts				6.3 pts
The operating income for Valves & Controls for the third quarter and first nine months of 2013 was the result of:

•	Valves & Controls operations subsequent to the Merger. Valves & Controls is a new reporting segment effective with the Merger;

•	cost of goods sold of $80.6 million for the first nine months of 2013, as a result of inventory fair market value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	intangible asset amortization associated with the Merger; and

•	costs related to the Merger, including integration, standardization and restructuring costs.

These costs were offset by:

•	Savings generated from our PIMS initiatives, including lean and supply management practices.

Operating income - Technical Solutions

	Three months ended				Nine months ended
In millions	September 28, 2013	% of sales	September 29, 2012	% of sales	September 28, 2013	% of sales	September 29, 2012	% of sales
Operating income	$82.2	20.3%	$52.3	20.0%	$200.6	16.5%	$153.4	19.1%
Percentage point change		0.3 pts				(2.6) pts

Technical Solutions operating income as a percentage of net sales increased 0.3 percentage points and decreased 2.6 percentage points as a percentage of net sales in the third quarter and first nine months, respectively, of 2013 from 2012.

The increase in the third quarter of 2013 from 2012 was primary the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	lower margin from higher costs related to the Merger, including integration, standardization and restructuring costs;

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments;

•	inflationary increases related to labor costs and certain raw materials; and

•	intangible asset amortization associated with the Merger.
The decrease in the first nine months of 2013 from 2012 was primarily the result of:

•	higher cost of goods sold in the first quarter of 2013 as a result of customer backlog recorded as part of the Merger purchase accounting; and

•	intangible asset amortization associated with the Merger.
Gain on sale of business
During the nine months ended September 28, 2013, we sold a business that was part of Technical Solutions for cash of $30.1 million, net of transaction costs, resulting in a gain of $16.8 million. Goodwill of $5.3 million was included in the assets of the business sold.
Net interest expense

	Three months ended				Nine months ended
In millions	September 28, 2013	September 29, 2012	$ change	% change	September 28, 2013	September 29, 2012	$ change	% change
Net interest expense	$17.2	$18.6	$(1.4)	(7.5)%	$52.6	$49.5	$3.1	6.3%
Net interest expense decreased 7.5 percentage points and increased 6.3 percentage points in the third quarter and first nine months, respectively, of 2013 from 2012.

The decrease in the third quarter of 2013 from 2012 was primary the result of:

•	reduced overall interest rates in effect on our outstanding debt; and

•	the impact of higher cash balances following the Merger.

These decreases were partially offset by:

•	the impact of higher debt levels following the Merger.

The increase in the first nine months of 2013 from 2012 was primarily the result of:

•	the impact of higher debt levels following the Merger; and

•	interest expense of $2.1 million in the second quarter of 2013 for the working capital and net indebtedness adjustment related to the Merger.

These increases were partially offset by:

•	reduced overall interest rates in effect on our outstanding debt; and

•	the impact of higher cash balances following the Merger.
Provision for income taxes

	Three months ended		Nine months ended
In millions	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Income before income taxes and noncontrolling interest	$223.4	$37.2	$506.0	$213.8
Provision for income taxes	49.2	4.6	123.1	43.7
Effective income tax rate	22.0%	12.4%	24.3%	20.4%
The effective income tax rate increased 9.6 percentage points and 3.9 percentage points in the third quarter and first nine months, respectively, of 2013 from 2012.

The increase in the third quarter of 2013 from 2012 was primarily the result of:
•a less favorable adjustment related to the timing of losses in jurisdictions where we recognize no tax benefits.

The increase was partially offset by:

•the mix of global earnings, including the impact of the Merger.

The increase in the first nine months of 2013 from 2012 was primarily the result of:

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
Operating activities
Cash provided by operating activities was $629.8 million in the first nine months of 2013 compared to cash provided by operating activities of $247.4 million in the same period of 2012, an increase of $382.4 million. This increase in cash provided by operating activities is primarily attributable to a $341.8 million increase in net income before noncontrolling interest, net of non-cash depreciation and amortization and the gain on the sale of a business.
Investing activities
Cash used for investing activities was $176.9 million in the first nine months of 2013 compared to cash provided by investing activities of $623.9 million in the same period of 2012. Net cash used for investing activities in the first nine months of 2013 included capital expenditures and $84.4 million for the working capital and net indebtedness adjustment related to the Merger, offset by $30.9 million of proceeds, net of transaction costs, from the sale of businesses during the first nine months of 2013.

Net cash provided by investing activities in the first nine months of 2012 relates mainly to $691.7 million of cash acquired in the Merger, partially offset by $19.9 million of cash used in acquisitions and $49.9 million of capital expenditures.
Capital expenditures in the first nine months of 2013 were $126.3 million compared with $49.9 million in the prior year period. The increase in capital spending primarily relates to the Merger. We anticipate capital expenditures for fiscal 2013 to be approximately $200 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, new product development and replacement equipment.
Financing activities
Net cash used for financing activities was $493.1 million in the first nine months of 2013 compared with net cash used for financing activities of $271.4 million in the prior year period. Net cash used for financing activities in the first nine months of 2013 included share repurchases and payment of dividends, partially offset by net receipts from commercial paper and revolving long-term debt issuances and proceeds from shares issued to employees, net of shares withheld. Net cash used for financing activities in the first nine months of 2012 included payment of dividends, net repayments of commercial paper and revolving long-term debt and repayments of long-term debt, partially offset by proceeds from long-term debt and proceeds from shares issued to employees, net of shares withheld.
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
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 28, 2013 and December 31, 2012, we had $539.1 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $903.3 million as of September 28, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 28, 2013, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $91.5 million, of which none was outstanding at September 28, 2013. Borrowings under these credit facilities bear interest at variable rates.
As of September 28, 2013, we have $158.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. There are no remaining shares available for repurchase under this authorization. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. During the nine months ended September 28, 2013, we repurchased 9.7 million of our common shares for $540.3 million pursuant to these authorizations. As of September 28, 2013, we had $325.5 million remaining available for share repurchases under these authorizations.
At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014. We expect to continue paying dividends on a quarterly basis. We paid dividends in the first nine months of 2013 of $143.9 million, or $0.71 per common share, compared with $66.1 million, or $0.66 per common share, in the prior year period.
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

	Nine months ended
In millions	September 28, 2013	September 29, 2012
Net cash provided by (used for) operating activities	$629.8	$247.4
Capital expenditures	(126.3)	(49.9)
Proceeds from sale of property and equipment	3.7	5.1
Free cash flow	$507.2	$202.6

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
In July 2013, the FASB issued new accounting requirements which provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for annual reporting periods beginning after December 15, 2013, and interim periods within those annual periods. We believe that the adoption of this guidance will not have a material impact on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES
In our 2012 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 28, 2013. For additional information, refer to Item 7A of our 2012 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 28, 2013 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 28, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
As part of our ongoing integration activities after the Merger, we are continuing to incorporate our controls and procedures into the Flow Control business and to augment our company-wide controls to reflect the risks inherent in an acquisition of this magnitude and complexity. There was no other change in our internal control over financial reporting that occurred during the quarter ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common shares during the third quarter of 2013:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
June 30 — July 27, 2013	559	$58.79	—	$375,546,139
July 28 — August 24, 2013	794,031	63.01	792,821	325,546,506
August 25 — September 28, 2013	25,382	65.49	—	325,546,506
Total	819,972		792,821

(a)
The purchases in this column include 559 shares for the period June 30 — July 27, 2013, 1,210 shares for the period July 28 — August 24, 2013, and 25,382 shares for the period August 25 — September 28, 2013 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. There are no remaining shares available for repurchase under this authorization. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization.

ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 2013.

PENTAIR LTD.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended September 28, 2013

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

10.1
Pentair Ltd. Stock and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed on October 4, 2013 (File No. 001-11625)).

10.2
Form of Executive Officer Restricted Stock Units Grant Agreement (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair Ltd. filed on October 4, 2013 (File No. 001-11625)).

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

101
The following materials from Pentair Ltd.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 28, 2013 and September 29, 2012, (ii) the Condensed Consolidated Balance Sheets as of September 28, 2013 and December 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 28, 2013 and September 29, 2012, and (v) Notes to Condensed Consolidated Financial Statements.