Form 10-K
period 2013-12-31
PENTAIR LTD
filed 2014-02-25
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $57.69 per share as reported on the New York Stock Exchange on June 28, 2013 (the last business day of Registrant’s most recently completed second quarter): $11,254,968,822
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2013 was 197,356,157.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on May 20, 2014, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair Ltd.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.    BUSINESS
GENERAL
Pentair Ltd. is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. Valves & Controls designs, manufactures, markets and services valves, fittings, automation and controls and actuators. Process Technologies designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. Flow Technologies designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications. Technical Solutions designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.
Pentair Strategy
Our strategy is to drive sustainable, profitable growth and return on invested capital improvements through:

•	building operational excellence through the Pentair Integrated Management System ("PIMS") consisting of lean enterprise, growth and talent management;

•	driving long-term growth in sales, operating income and cash flows, through growth and productivity initiatives along with acquisitions;

•	developing new products and enhancing existing products;

•	penetrating attractive growth markets, particularly outside of the United States;

•	expanding multi-channel distribution; and

•	proactively managing our business portfolio for optimal value creation, including consideration of new business platforms.
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
On December 10, 2013, Pentair Ltd. entered into a Merger Agreement (the “Merger Agreement”) with Pentair plc, a newly-formed Irish public limited company and subsidiary of Pentair (“Pentair-Ireland”). Under the Merger Agreement, and subject to the conditions set forth in the Merger Agreement, Pentair will merge with and into Pentair-Ireland, with Pentair-Ireland being the surviving company (the “Redomicile”), thereby changing the jurisdiction of organization of the publicly-traded parent company from Switzerland to Ireland. Pentair shareholders will receive one ordinary share of Pentair-Ireland for each common share of Pentair held immediately prior to the Redomicile.
Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that it is centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have its tax residency in the U.K. Pentair-Ireland will continue to own and conduct the same businesses as Pentair owned and conducted prior to the Merger, except that Pentair-Ireland will replace Pentair as the publicly-traded parent company. Pentair-Ireland will remain subject to U.S. Securities and Exchange Commission (“SEC”) reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.

The Redomicile is subject to Pentair shareholder approval of the Merger Agreement and certain other conditions. Pentair’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders, which Pentair expects to be held during the second quarter of 2014.
We anticipate that having our publicly-traded parent company incorporated in Ireland and tax resident in the U.K. will provide us the following benefits:

•
Incorporation of our publicly-traded parent company in Ireland would enable us to benefit by being subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we will be subject to as a company incorporated in Ireland, listed on the NYSE and subject to SEC disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

Our registered principal office is located at Freier Platz 10, 8200 Schaffhausen, Switzerland. Our management office in the United States is located at 5500 Wayzata Boulevard, Suite 800, Minneapolis, Minnesota.
BUSINESS AND PRODUCTS
Reporting segment and geographical financial information is contained in ITEM 8, Note 15 of the Notes to Consolidated Financial Statements, included in this Form 10-K. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation. The following is a brief description of each of the Company’s reportable segments and business activities.

VALVES & CONTROLS
The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals and operates as a stand-alone Global Business Unit ("GBU").
Valve products include a broad range of industrial valves, including on-off valves, safety relief valves and other specialty valves. Actuation products include pneumatic, hydraulic and electric actuators. Control products include limit switches, valve positioners, network systems and accessories.
Valves & Controls products are used in many applications including chemical, petrochemical, oil and gas, power generation, mining, food and beverage, pulp and paper and wastewater. Valves & Controls also provides engineering, design, inspection, maintenance and repair services for its valves and related products. The product line is sold under many trade names, including Biffi, Keystone, Vanessa, Anderson Greenwood and Crosby globally via its internal sales force and in some cases through a network of independent distributors.
Customers
Valves & Controls customers include businesses engaged in a wide range of applications within the energy and industrial verticals. Customers include end-users as well as engineering, procurement and construction companies, contractors, original equipment manufacturers and distributors.
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

PROCESS TECHNOLOGIES
The Process Technologies segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. The Filtration & Process and Aquatic Systems GBUs comprise this segment.
Process Technologies offers a comprehensive product suite that ranges from energy-efficient pumps and point-of-use filtration to automated controls and CO2 recovery systems. Both the Filtration & Process and Aquatic Systems GBUs primarily sell water systems, consisting of pumps, valves and filters. Filtration & Process products are used in the manufacturing of water softeners, filtration and deionization systems, marine and recreational vehicle applications and commercial and residential water filtration applications. Aquatic Systems produces a broad line of leading edge equipment, accessories and water technology solutions, including pumps, filtration equipment, thermal products, automated controls, lights, automatic cleaners, water purification and treatment technology and water features.
Applications for Process Technologies’ products include oil and gas, residential, power generation, chemical, food and beverage, pharmaceutical, foodservice, medical and municipal and industrial desalination, water and wastewater treatment. Brand names for Process Technologies include Pentair, Everpure, Sta-Rite, X-Flow, Haffmans and Südmo.
Customers
Process Technologies customers include businesses engaged in wholesale and retail distribution in the residential & commercial, food & beverage, industrial, infrastructure and energy verticals. Customers in the residential & commercial vertical also include end-users and consumers.
Seasonality
We experience seasonal demand with several end customers and end-users within Process Technologies. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts).
Competition
Process Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in Filtration & Process focuses on product performance and design, quality, delivery and price. For Aquatic Systems, competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
FLOW TECHNOLOGIES
The Flow Technologies segment designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications. The Flow Technologies segment operates as a stand-alone GBU.
Flow Technologies is involved in the entire fluid system from transmission and distribution, process and control, to pumps, pipes, fittings and couplings. From product selection to installation, maintenance and servicing, Flow Technologies supports a broad range of products and services specifically tailored to address customers' needs for reliable and efficient movement and control of fluids.
Applications for Flow Technologies’ products include agriculture, along with pumps for residential and municipal wells, flood control, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation and transfer and energy. Brand names for Flow Technologies products include Aurora, Fairbanks-Nijhuis, Sta-Rite, Hydromatic Hypro, Berkeley and Sintakote.
Customers
Flow Technologies customers include businesses engaged in wholesale and retail distribution in the residential & commercial, infrastructure, food & beverage, industrial and energy verticals. Customers also include end-users and consumers in the residential & commercial vertical.
Seasonality
We experience demand for residential water supply products, infrastructure and agricultural products following warm weather trends, which are at seasonal highs from April to August. Also, we generally experience increased demand during Australia’s prime agricultural seasons. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.

Competition
Flow Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in Flow Technologies focuses on brand names, product performance (including energy-efficient offerings), quality and price. While home center and national retailers are important for residential lines of water and wastewater pumps, they are not important for commercial pumps. For municipal pumps and pipeline systems, competition focuses on performance to meet required specifications, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced.
TECHNICAL SOLUTIONS
The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. The Technical Solutions segment operates as a stand-alone GBU.
Technical Solutions products include mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes and thermal management systems including heat tracing, snow melting/de-icing and temperature management equipment. Technical Solutions products are produced globally.
The portfolio of products serves a range of industries, including use in industrial, energy, residential & commercial and infrastructure verticals. Brand names for Technical Solutions offerings include Hoffman, Schroff, Raychem and Tracer. Technical Solutions products are sold largely through a global network of independent distributors and are highly engineered and sold on a project basis via a network of sales and service professionals.
Customers
Technical Solutions customers include electrical distributors, data center contractors, original equipment manufacturers, contractors mainly of greenfield developments and maintenance contractors. Technical Solutions has developed a global installed base of customers.
Seasonality
Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere.
Competition
Within Technical Solutions, equipment protection faces significant competition in the verticals it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition and customer service are significant factors. However, consolidation, globalization and outsourcing are visible trends in the marketplace and typically play to the strengths of a large and globally positioned supplier. The industries and verticals served by the thermal management business are highly fragmented, comprising local markets and niches.
INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2013	2012	$ change	% change
Valves & Controls	$1,353.2	$1,412.5	$(59.3)	(4.2)%
Process Technologies	298.7	287.7	11.0	3.8
Flow Technologies	352.4	471.2	(118.8)	(25.2)
Technical Solutions	218.7	290.4	(71.7)	(24.7)
Total	$2,223.0	$2,461.8	$(238.8)	(9.7)%
Backlog from Valves & Controls consists of business in the energy and industrial verticals. Generally, backlog from Valves & Controls has a longer manufacturing cycle and products typically ship within six to twelve months of the date on which a customer places an order. Backlog from Process Technologies, Flow Technologies and Technical Solutions typically has a shorter manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. A substantial portion of our revenues, however, result from orders received and product delivered in the same month. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog from all segments at December 31, 2013 will be filled in 2014.

Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2013, 2012 and 2011 were $125.8 million, $93.6 million and $78.2 million, respectively.
Environmental
Environmental matters are discussed in ITEM 3, ITEM 7 and ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
Raw materials
The principal materials we use in manufacturing our products are electric motors, mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.
We purchase the materials we use in various manufacturing processes on the open market and the majority is available through multiple sources which are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.
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
Employees
As of December 31, 2013, we employed 28,600 people worldwide, of which 9,300 were in the United States and 10,900 were covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions have generally been good.
Captive insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain Non-U.S. operations are established.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. Many of our businesses have experienced periodic economic downturns. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of these factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Sales outside of the United States for the year ended December 31, 2013 accounted for 54 percent of our net sales. Further, most of our businesses obtain some products, components and raw materials from Non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global network of after-market service centers and manufacturing facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have an adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in foreign countries; and

•	changes in and required compliance with a variety of Non-U.S. laws and regulations.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.
Sales outside of the United States for the year ended December 31, 2013 accounted for 54 percent of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our financial condition, results of operations and cash flows.

Our future revenue depends in part on the existence of and our ability to win new contracts for major capital projects.
A significant portion of our revenue in Technical Solutions and Flow Technologies is derived from major capital projects, including water pipeline and desalination projects in Flow Technologies. The number of such projects we may win in any year fluctuates, and is dependent upon the general availability of such projects and our ability to bid successfully for them. If negative market conditions arise, fewer such projects may be available, and if we fail to secure adequate financial arrangements or required governmental approvals we may not be able to pursue particular projects. Either condition could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2013 our goodwill and intangible assets were $6,910.3 million and represented 59% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
In the fourth quarter of each year, we complete our annual goodwill and intangible assets impairment reviews. As a result, we recorded a pre-tax non-cash impairment charge of $11.0 million and $60.7 million for trade name intangibles in the fourth quarter of 2013 and 2012, respectively. These represent impairments of a trade name in Technical Solutions in 2013 and trade names in Flow Technologies, Process Technologies and Technical Solutions in 2012. The impairment charges were the result of rebranding strategies implemented in the fourth quarter of 2013 and 2012. In the fourth quarter of 2011, we recorded a pre-tax non-cash impairment charge of $200.5 million for goodwill in Process Technologies. The goodwill impairment charge resulted from changes in our forecasts in light of economic conditions and due to continued softness in the end-markets served by residential water treatment components.

We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
As of December 31, 2013, 10,900 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
Seasonality of sales and weather conditions may adversely affect our financial results.
We experience seasonal demand in a number of markets within Process Technologies, Flow Technologies and Technical Solutions. In Process Technologies, end-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. In Flow Technologies, demand for residential water supply products, infrastructure and agricultural products follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase in both Process Technologies and Flow Technologies is partially mitigated by employing some advance sale or “early buy” programs (generally including extended payment terms and/or additional discounts). Also in Flow Technologies, we generally experience increased demand during Australia’s prime agricultural seasons. Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere. We cannot provide assurance that seasonality and weather conditions will not have a material adverse effect on our results of operations.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2013, there were approximately 2,000 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,200 claims outstanding as of December 31, 2013. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
We currently record an estimated liability related to pending claims and future claims, including related defense costs, based on a number of key assumptions and estimation methodologies. These assumptions are derived from historical claims experience and reflect our expectations about future claim activities. These assumptions about the future may or may not prove accurate, and accordingly, we may incur additional liabilities in the future. A change in one or more of the inputs or the methodology that we use to estimate the asbestos liability could materially change the estimated liability and associated cash flows for pending and future claims. Although it is possible that we will incur additional costs for asbestos claims filed beyond what we have currently recorded, we do not believe there is a reasonable basis for estimating those costs at this time. On an annual basis, we review, and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions. Such an update could result in a material change in such estimated assets and liabilities.
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
The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice (“DOJ”) and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
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
We are subject to U.S. federal, state, local and Non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise adversely affect our business, financial condition and results of operations. Any violations of these laws by us could cause us to incur unanticipated liabilities that could harm our operating results and cause our business to suffer. We are also required to comply with various environmental laws and maintain permits, some of which are subject to discretionary renewal from time to time, for many of our businesses and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.
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
We are exposed to potential regulatory, financial and reputational risks related to certain “conflict minerals."
In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. The first disclosure deadline under the final rules is May 31, 2014, and by that date, an SEC reporting company must make disclosures regarding products it sold in calendar 2013. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts. We have incurred and expect to incur significant costs to conduct our country of origin inquiry and, if necessary, to exercise such due diligence.

We have a very large number of suppliers and our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that are not “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country), a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we expect significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free.” We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we are unable to disclose that our products are “conflict free.” Implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we may incur significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.
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
Increased information technology security threats and more sophisticated computer crime pose a risk to our systems, networks, products and services. We are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Pentair and its employees, customers, dealers and suppliers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have identified attempts to gain unauthorized access to our information technology systems and networks. To our knowledge, no such attack was ultimately successful in exporting sensitive data or controlling sensitive systems or networks. Should such an attack succeed it could expose us and our employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, theft of assets, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
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
On July 1, 2013, Tyco announced that the Internal Revenue Service (“IRS”) issued Notices of Deficiency (“Tyco IRS Notices”) to Tyco asserting that several of Tyco's former U.S. subsidiaries collectively owe additional taxes in the aggregate amount of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings as described below is ultimately successful. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments.
As we have previously disclosed, in connection with U.S. federal tax audits of Tyco and its subsidiaries, the IRS has previously raised issues and proposed tax adjustments for periods beginning with the 1997 tax year. The adjustments now asserted by the

IRS under the Tyco IRS Notices primarily relate to the treatment of certain intercompany debt transactions. The IRS has asserted in the Tyco IRS Notices that substantially all of the intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has therefore disallowed interest and related deductions recognized associated with that intercompany debt on the U.S. income tax returns for those periods totaling approximately $2.9 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including the Distribution. As mentioned above, Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments.
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
As of December 31, 2013, we had $2.6 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our common shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Also, regardless of the terms of our financings, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See discussion under “We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”
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
Under Swiss law, a Swiss corporation may pay dividends only if the corporation has sufficient distributable profits from previous fiscal years, or if the corporation has distributable reserves, each as evidenced by its audited statutory balance sheet. Distributable reserves are generally recorded either as “free reserves” or as “qualifying contributed surplus” (contributions received from shareholders) in “Capital contribution reserve.” Distributions may be made out of registered share capital—the aggregate par value of a company’s registered shares—only by way of a capital reduction. After the Merger, the amount available for future dividends or capital reductions from reserve from capital contributions on a Swiss withholding tax free basis is CHF 8.8 billion. We will not be able to pay dividends or make other distributions to shareholders on a Swiss withholding tax free basis in excess of that amount unless we increase our share capital or our reserves from capital contributions. We would also be able to pay dividends out of distributable profits or freely distributable reserves, but such dividends would be subject to Swiss withholding tax. There can be no assurance that we will have sufficient distributable profits, free reserves, reserves from capital contributions or registered share capital to pay a dividend or effect a capital reduction or that we will be able to meet the other legal requirements for dividend payments or distributions as a result of capital reductions.
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

Risks Relating to Our Proposed Redomicile
The anticipated benefits of the Redomicile may not be realized.
We may not realize the benefits we anticipate from the Redomicile. Our failure to realize those benefits could have an adverse effect on our business, results of operations or financial condition.
The rights of Pentair shareholders will change as a result of the Redomicile.
The completion of the Redomicile will change the governing law that applies to our shareholders from Swiss law (which applies to the Pentair common shares) to Irish law (which applies to Pentair-Ireland ordinary shares). Many of the principal attributes of Pentair common shares and Pentair-Ireland ordinary shares will be materially similar. However, if the Redomicile is completed, Pentair shareholders’ future rights as shareholders under Irish corporate law will differ from their current rights as a shareholder under Swiss corporate law. In addition, Pentair-Ireland’s proposed articles of association will differ from the Pentair articles of association and organizational regulations.
A change in our tax residency could have a negative effect on our future profitability and taxes on dividends.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Tax Convention between Ireland and the U.K. provide that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that it is centrally managed and controlled in the U.K. and therefore has its tax residency only in the U.K. However, we cannot provide assurance that Pentair-Ireland will continue to be resident only in the U.K. for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of its affairs, Pentair-Ireland could become, or be regarded as having become resident in a jurisdiction other than the U.K. If Pentair-Ireland was considered to be a tax resident of Ireland, Pentair-Ireland could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.
We will remain subject to changes in law and other factors after the Redomicile that may not allow Pentair-Ireland to maintain a worldwide effective corporate tax rate that is competitive in Pentair’s industry.
While we believe that the Redomicile should not affect our ability to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what Pentair-Ireland’s effective tax rate will be after the Redomicile because of, among other things, uncertainty regarding tax policies of the jurisdictions where Pentair operates. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in Pentair-Ireland’s worldwide effective corporate tax rate. In particular, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties upon which we expect to rely and adversely affect Pentair-Ireland’s effective tax rate. As a result, Pentair-Ireland’s actual effective tax rate may be materially different from our expectations.
We expect to incur transaction costs in connection with the completion of the Redomicile, some of which will be incurred whether or not the Redomicile is completed.
We incurred in 2013 and expect to incur in 2014 a total of approximately $14 million in transaction costs in connection with the Redomicile. A majority of these costs will be incurred regardless of whether the Redomicile is completed and prior to the Extraordinary General Meeting.
Pentair-Ireland will seek Irish High Court approval of the creation of distributable reserves. Pentair-Ireland expects this will be forthcoming but cannot guarantee this.
Under Irish law, dividends may only be paid (and share repurchases and redemptions must generally be funded) out of “distributable reserves,” which Pentair-Ireland will not have immediately following the closing of the Redomicile. The creation of distributable reserves of Pentair-Ireland by way of a capital reduction of Pentair-Ireland requires the approval of the Irish High Court and, in connection with seeking such court approval, we are asking Pentair shareholders to approve the creation of distributable reserves for Pentair-Ireland (through the reduction of the share premium account of Pentair-Ireland) at the Extraordinary General Meeting. The approval of the Irish High Court is expected within approximately six to ten weeks following the closing. We are not aware of any reason why the Irish High Court would not approve the creation of distributable reserves. However, the issuance of the required order is a matter for the discretion of the Irish High Court. There will also be no guarantee that the approval of the creation of distributable reserves for Pentair-Ireland by Pentair shareholders will be obtained. Approval of the creation of distributable reserves by the Irish High Court may also take substantially longer than Pentair-Ireland anticipates. In the event that distributable reserves of Pentair-Ireland are not created, no distributions by way of dividends, share repurchases or otherwise will be permitted under Irish law until such time as the group has created sufficient distributable reserves from its trading activities.

Transfers of Pentair-Ireland ordinary shares may be subject to Irish stamp duty.
For the majority of transfers of Pentair-Ireland shares, there will not be any Irish stamp duty. However, Irish stamp duty will become payable in respect of certain share transfers occurring after completion of the Redomicile. A transfer of Pentair-Ireland shares from a seller who holds shares beneficially (i.e. through The Depository Trust Company (the "DTC")) to a buyer who holds the acquired shares beneficially will not be subject to Irish stamp duty (unless the transfer involves a change in the nominee that is the record holder of the transferred shares). A transfer of Pentair-Ireland shares by a seller who holds shares directly (i.e. not through the DTC) to any buyer, or by a seller who holds the shares beneficially to a buyer who holds the acquired shares directly, may be subject to Irish stamp duty (currently at the rate of 1% of the price paid or the market value of the shares acquired, if higher) payable by the buyer. A shareholder who directly holds shares may transfer those shares into his or her own broker account to be held through the DTC (or vice versa) without giving rise to Irish stamp duty provided that the shareholder has confirmed to Pentair-Ireland’s transfer agent that there is no change in the ultimate beneficial ownership of the shares as a result of the transfer and the transfer is not in contemplation of a sale of the shares.
Because of the potential Irish stamp duty on transfers of Pentair-Ireland shares, we strongly recommend that all directly registered Pentair shareholders open broker accounts so they can transfer their shares into a broker account as soon as possible, and in any event prior to completion of the Redomicile. We also strongly recommend that any person who wishes to acquire Pentair-Ireland shares after completion of the Redomicile acquire such shares through the DTC or another securities depository.
Pentair-Ireland does not intend to pay any stamp duty on these transactions. However, Pentair-Ireland’s articles of association allow Pentair-Ireland, in its absolute discretion, to create an instrument of transfer and pay any stamp duty payable by a buyer. In the event of such payment, Pentair-Ireland reserves the right to (i) seek reimbursement from the buyer or seller (at its discretion), (ii) set-off the amount of the stamp duty against future dividends payable to the buyer or seller (at its discretion) and/or (iii) claim a lien against the Pentair-Ireland ordinary shares on which it has paid stamp duty. Parties to a share transfer should not assume that any stamp duty arising in respect of a transaction in Pentair-Ireland ordinary shares will be paid by Pentair-Ireland.
Pentair-Ireland ordinary shares, received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of Pentair-Ireland ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because Pentair-Ireland shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 per lifetime in respect of taxable gifts or inheritances received from their parents.
If Pentair-Ireland ordinary shares are not eligible for deposit and clearing within the facilities of the DTC, then transactions in Pentair-Ireland’s securities may be disrupted.
The facilities of the DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms.
Upon the completion of the Redomicile, Pentair-Ireland ordinary shares will be eligible for deposit and clearing within the DTC system. Pentair-Ireland expects to enter into arrangements with the DTC whereby Pentair-Ireland will agree to indemnify the DTC for any stamp duty and/or Stamp Duty Reserve Tax that may be assessed upon it as a result of its service as a depository and clearing agency for Pentair-Ireland’s ordinary shares.
The DTC is not obligated to accept Pentair-Ireland ordinary shares for deposit and clearing within its facilities at the closing and, even if the DTC does initially accept Pentair-Ireland ordinary shares, it will generally have discretion to cease to act as a depository and clearing agency for Pentair-Ireland ordinary shares. If the DTC determined prior to the completion of the Redomicile that Pentair-Ireland ordinary shares are not eligible for clearance within the DTC system, then we would not expect to complete the transactions contemplated by this proxy statement/prospectus in their current form. However, if the DTC determined at any time after the completion of the Redomicile that Pentair-Ireland ordinary shares were not eligible for continued deposit and clearance within its facilities, then we believe Pentair-Ireland ordinary shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the Standard & Poor’s 500 Index and trading in Pentair-Ireland ordinary shares would be disrupted. While Pentair-Ireland would pursue alternative arrangements to preserve its listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Pentair-Ireland ordinary shares.
The U.K.’s controlled foreign company legislation may apply to Pentair-Ireland.
Pentair-Ireland is seeking confirmation from HM Revenue and Customs that either Pentair-Ireland will not be subject to the U.K.’s controlled foreign company (“CFC”) legislation because it does not satisfy the “gateway” test or that the rules have no material effect because any chargeable profits which pass through the “gateway” benefit from an applicable exemption.

Broadly the U.K.’s CFC rules may subject to U.K. corporation tax profits in non-U.K. tax resident subsidiaries which pass through a “gateway”. Although the rules are complex, profits of a non-U.K. tax resident company should not pass through the “gateway” unless the profits have been artificially diverted from the U.K.
The rules should therefore not apply to ordinary trading activities outside the U.K. In relation to a finance company, if profits pass through the “gateway”, specific exemptions apply including the “matched interest” rules which broadly speaking will exempt profits from the U.K. CFC rules if U.K. members of Pentair-Ireland do not have net finance expenses as determined by the U.K.’s worldwide debt cap rules.
Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that the U.K. CFC rules do not result in any material U.K. corporation tax liability. The treatment is intended to be discussed and agreed with HM Revenue and Customs, but if such agreement is not received and the U.K.’s CFC rules do indeed apply, this may adversely affect Pentair-Ireland’s effective tax rate.
We may choose to abandon the Redomicile.
We may decide to abandon the Redomicile at any time prior to the extraordinary general meeting of Pentair shareholders where we will seek shareholder approval of the Merger Agreement (the “Extraordinary General Meeting”), and in some circumstances, after obtaining shareholder approval at the Extraordinary General Meeting. After the Merger Agreement is approved by our shareholders, we anticipate filing the application to effect the Redomicile, unless one of the conditions to completing the Redomicile fails to be satisfied and such failure would have a material adverse effect on the Redomicile.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our principal office is located in leased premises in Schaffhausen, Switzerland, and our management office in the United States is located in leased premises in Minneapolis, Minnesota. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices.
We carry out our Valves & Controls manufacturing operations at 8 plants located throughout the United States and 34 plants located in 17 other countries. In addition, Valves & Controls has 31 distribution facilities, 57 sales offices and 51 service centers located in numerous countries throughout the world.
We carry out our Process Technologies manufacturing operations at 14 plants located throughout the United States and at 11 plants located in 8 other countries. In addition, Process Technologies has 10 distribution facilities and 22 sales offices located in numerous countries throughout the world.
We carry out our Flow Technologies manufacturing operations at 7 plants located throughout the United States and at 14 plants located in 10 other countries. In addition, Flow Technologies has 40 distribution facilities, 20 sales offices and 11 service centers located in numerous countries throughout the world.
We carry out our Technical Solutions manufacturing operations at 8 plants located throughout the United States and 9 plants located in 8 other countries. In addition, Technical Solutions has 11 distribution facilities and 52 sales offices located in numerous countries throughout the world.
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
As of December 31, 2013, there were approximately 2,000 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,200 claims outstanding as of December 31, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $254.7 million and $278.9 million as of December 31, 2013 and 2012, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $119.6 million and $131.0 million at December 31, 2013 and 2012, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $39.3 million and $49.2 million as of December 31, 2013 and 2012, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair Ltd., their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	58
Chief Executive Officer since 2001 and Chairman of the Board since 2002; President and Chief Operating Officer, 1999 — 2000; Executive Vice President and President of Pentair’s Electrical and Electronic Enclosures Group, 1998 — 1999; United Technologies Carrier Transicold President, 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager, 1994 — 1995; General Electric various executive positions, 1988 — 1994; McKinsey & Company consultant, 1981 — 1987.

John L. Stauch	49
Executive Vice President and Chief Financial Officer since 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., 2005 — 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., 2004 — 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., 2002 — 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 — 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000.

Frederick S. Koury	53	Senior Vice President, Human Resources since 2003; Vice President of Human Resources at Limited Brands, 2000 — 2003; PepsiCo, Inc., various executive positions, 1985 — 2000.
Angela D. Lageson	45
Senior Vice President, General Counsel and Secretary since 2010; Assistant General Counsel, 2002 — 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. 1996 — 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996.

Todd R. Gleason	43
Senior Vice President, Growth since 2013; President, Integration and Standardization, 2012 — 2013; Vice President, Marketing & Strategy, 2010 — 2012; Vice President, Investor Relations and Business Analysis and Planning, 2007 — 2010; Director of Investor Relations with American Standard (now Ingersoll Rand), 2005 — 2007; Various business leadership positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1998 — 2005.

Michael G. Meyer	55
Vice President, Treasurer since 2012; Vice President of Treasury and Tax, 2004 – 2012; Treasurer, 2002 — 2004; Assistant Treasurer, 1994 — 2001; Various executive positions with Federal-Hoffman, Inc. (former subsidiary of Pentair), 1985 — 1994.

Mark C. Borin	46
Corporate Controller and Chief Accounting Officer since 2008; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — June 2000.

Karl R. Frykman	53
President, Aquatic Systems Global Business Unit since 2007; President of Aquatic Systems' National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995— 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990.

Netha N. Johnson	43
President, Filtration & Process Global Business Unit since 2013; President, Process Technologies business, 2010 — 2013; President and General Manager of Dyneon (wholly owned subsidiary of 3M), 2007 — 2010; Various executive positions with Brooks Automation, Inc., 1999 — 2004.

Alok Maskara	42
President, Technical Solutions Global Business Unit since 2014; President, Thermal Management business, 2012 — 2014; President, Water Purification business, 2011 — 2012; President, Residential Filtration business, 2008 — 2011; General Manager of the Residential & Commercial water business at General Electric Corporation, 2006 — 2008; Manager Corporate Initiatives, General Electric Corporation, 2004 — 2006; Various executive positions with McKinsey & Company, 2000 — 2004.

Phil Pejovich	48
President, Flow Technologies Global Business Unit since 2014; President, Equipment Protection business, 2010 - 2014; Various executive positions within Whirlpool Corporation, including Business Strategy, North America Refrigeration, President, Whirlpool Greater China, 1999 — 2010; Various executive positions at TRW, Inc., Electrospace, and E-Systems, (divisions of Raytheon Company) 1987 - 1999.

Christopher Stevens	46
President, Valves & Controls Global Business Unit since 2014; Vice President of Product Management & Marketing, Valves & Controls business, 2012 — 2014; General Manager of Global Mining for Tyco International's Flow Control business, 2009 — 2012; Vice President of Strategy & Global Marketing for Tyco International's Flow Control business, 2007 — 2009; Director, Strategy & Business Planning, Tyco Engineered Products & Services, 2005 — 2006; Vice President of Worldwide Strategic Sourcing at Fisher Scientific International, 2002 — 2005; Various business positions with McKinsey & Company, CSC Index and Westinghouse Electric, 1990 — 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed for trading on the New York Stock Exchange and trade under the symbol “PNR.” As of December 31, 2013, there were 19,826 shareholders of record.
The high, low and closing sales price for our common shares and the dividends paid for each of the quarterly periods for 2013 and 2012 were as follows:

	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$54.20	$60.14	$66.49	$77.97	$48.77	$47.59	$45.21	$49.50
Low	49.39	49.67	57.38	62.80	33.88	36.31	37.43	40.30
Close	52.75	57.69	65.52	77.67	47.61	38.28	44.51	49.15
Dividends paid	0.23	0.23	0.25	0.25	0.22	0.22	0.22	0.22
Pentair has paid 152 consecutive quarterly dividends and has increased dividends each year for 37 consecutive years.
Future dividends on our common shares or reductions of registered share capital for distribution to shareholders, if any, must be approved by our shareholders. We expect to obtain shareholder approval of the annual dividend amount out of contributed surplus each year at our annual general meeting, and we expect to distribute the approved dividend amount in four quarterly installments. The timing, declaration and payment of future dividends to holders of our common shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.

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
The following graph sets forth the cumulative total shareholder return on our common shares for the last five years, assuming the investment of $100 on December 31, 2008 and the reinvestment of all dividends since that date to December 31, 2013. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Five Year Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$0
2008
2009
2010
2011
2012
2013
Pentair Ltd.
S&P 500 Index
S&P 500 Industrials Index

	Base Period December 2008	INDEXED RETURNS Years ended December 31
Company / Index		2009	2010	2011	2012	2013
Pentair Ltd.	100	140.14	162.03	150.90	227.68	365.87
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Industrials Index	100	120.93	153.26	152.35	175.73	247.22

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our common shares during the fourth quarter of 2013:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
September 29 – October 26, 2013	966,101	$65.58	915,485	$265,555,373
October 27 – November 23, 2013	1,496,677	68.40	1,496,300	163,164,486
November 24 – December 31, 2013	191,493	71.15	185,200	1,150,014,432
Total	2,654,271		2,596,985

(a)
The purchases in this column include 50,616 shares for the period September 29 – October 26, 2013, 377 shares for the period October 27 – November 23, 2013, and 6,293 shares for the period November 24 – December 31, 2013 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our common shares up to a maximum dollar limit of $2.2 billion.

(d)
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization. In December 2013, our Board of Directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the combined $1.2 billion prior share repurchase authorization. The authorization expires on December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2013.

		Years ended December 31
In millions, except per-share data	2013	2012	2011	2010	2009
Consolidated statements of operations and comprehensive income (loss) data
Net sales	$7,479.7	$4,416.1	$3,456.7	$3,030.8	$2,692.5
Operating income (loss)	774.0	(43.1)	100.2	313.0	219.1
Net income (loss) attributable to Pentair Ltd.	536.8	(107.2)	(7.5)	185.5	115.0
Per-share data
Basic:
Earnings (loss) per share attributable to Pentair Ltd.	$2.67	$(0.84)	$(0.08)	$1.89	$1.18
Weighted average shares	201.1	127.4	98.2	98.0	97.4
Diluted:
Earnings (loss) per share attributable to Pentair Ltd.	$2.62	$(0.84)	$(0.08)	$1.87	$1.16
Weighted average shares	204.6	127.4	98.2	99.3	98.5
Cash dividends declared and paid per common share	$0.96	$0.88	$0.80	$0.76	$0.72
Cash dividends declared and unpaid per common share	0.50	0.46	—	—	—
Consolidated balance sheets data
Total assets	$11,743.3	$11,882.7	$4,586.3	$3,973.5	$3,911.3
Total debt	2,555.1	2,457.4	1,309.1	707.5	805.6
Total equity	6,217.7	6,487.5	2,047.4	2,205.0	2,126.3
Factors Affecting Comparability of our Selected Financial Data
For periods prior to 2012, the Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows include the historical results of Pentair, Inc. Following the consummation of the Merger on September 28, 2012, the consolidated financial statements include the results of Flow Control.
In May 2011, we acquired as part of Process Technologies, the Clean Process Technologies division of privately held Norit Holding B.V. In the fourth quarter of 2011, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the Redomicile (as defined below) and achieve the expected benefits from the Redomicile; the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair Ltd. assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair Ltd. is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation. We now have four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2013, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions accounted for 33 percent, 23 percent, 22 percent and 22 percent of total revenues, respectively.
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
In May 2011, Pentair, Inc. acquired, as part of Process Technologies, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments.
On January 30, 2014, we acquired, as part of Process Technologies, the remaining 19.9 percent ownership interest in two entities, a U.S. entity and an international entity (collectively, Pentair Residential Filtration or “PRF”), from GE Water & Process Technologies (a unit of General Electric Company) (“GE”) for $134.3 million in cash. Prior to the acquisition, we held a 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2013 and 2012, and will likely impact our results in the future:

•
In September 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the amount and timing of anticipated growth opportunities and cost and tax synergies as described in ITEM 1A – Risk Factors.

•
We identified specific market opportunities that we continue to pursue that we find attractive, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through targeted research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth would likely be limited.

•
End markets for new home building and new pool starts continue to show signs of rebound from their historically low levels in 2007—2011. New product introductions, expanded distribution, channel penetration and a recovering housing market resulted in volume increases for 2012 and 2013 in these end markets.

•
Despite the overall strength of our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may affect the capital spending plans of our customers.

•	Economic uncertainty in Australia has negatively impacted business results and may continue to do so for the foreseeable future.

•
Through 2012 and 2013, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2013 was $751.3 million, exceeding our goal of 100 percent net income conversion. We expect to generate free cash flow that equals or exceeds 105 percent of our net income in 2014. We are continuing to target reductions in working capital and particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources—Other financial measures” in this report for a reconciliation of our free cash flow.

In 2014, our operating objectives include the following:

•	Continued integration of Pentair, Inc. and the Flow Control business;

•	Increasing our presence in both fast growth and developed regions and vertical focus to grow in those markets in which we have competitive advantages;

•	Focusing on developing global talent in light of our increased global presence;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations.
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
Proposed Redomicile
On December 10, 2013, Pentair Ltd. entered into a Merger Agreement (the “Merger Agreement”) with Pentair plc, a newly-formed Irish public limited company and subsidiary of Pentair (“Pentair-Ireland”). Under the Merger Agreement, and subject to the conditions set forth in the Merger Agreement, Pentair will merge with and into Pentair-Ireland, with Pentair-Ireland being the surviving company (the “Redomicile”), thereby changing the jurisdiction of organization of the publicly-traded parent company from Switzerland to Ireland. Pentair shareholders will receive one ordinary share of Pentair-Ireland for each common share of Pentair held immediately prior to the Redomicile.
Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that it is centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have its tax residency in the U.K. Pentair-Ireland will continue to own and conduct the same businesses as Pentair owned and conducted prior to the Merger, except that Pentair-Ireland will replace Pentair as the publicly-traded parent company. Pentair-Ireland will remain subject to U.S. Securities and Exchange Commission (“SEC”) reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.
The Redomicile is subject to Pentair shareholder approval of the Merger Agreement and certain other conditions. Pentair’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders, which Pentair expects to be held during the second quarter of 2014.
We anticipate that having our publicly-traded parent company incorporated in Ireland and tax resident in the U.K. will provide us the following benefits:

•
Incorporation of our publicly-traded parent company in Ireland would enable us to benefit by being subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we will be subject to as a company incorporated in Ireland, listed on the NYSE and subject to SEC disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$7,479.7	$4,416.1	$3,456.7	69.4%	27.8%
Cost of goods sold	5,006.8	3,146.5	2,383.0	59.1%	32.0%
Gross profit	2,472.9	1,269.6	1,073.7	94.8%	18.2%
% of net sales	33.1%	28.7%	31.1%	4.4	(2.4)

Selling, general and administrative	1,562.1	1,158.4	694.8	34.8%	66.7%
% of net sales	21.0%	26.2%	20.1%	(5.2)	6.1
Research and development	125.8	93.6	78.2	34.4%	19.7%
% of net sales	1.7%	2.1%	2.3%	(0.4)	(0.2)

Operating income (loss)	774.0	(43.1)	100.2	N.M.	(143.0)%
% of net sales	10.3%	(1.0)%	2.9%	11.3	(3.9)

Gain on sale of businesses	(19.7)	—	—	N.M.	—%
Loss on early extinguishment of debt	—	75.4	—	(100.0)%	N.M.
Net interest expense	69.1	67.6	58.9	2.2%	14.8%

Net income (loss) before income taxes and noncontrolling interest	726.4	(184.0)	43.2	N.M.	N.M.
Provision (benefit) for income taxes	183.8	(79.4)	46.4	N.M.	N.M.
Effective tax rate	25.3%	43.1%	107.3%	(17.8)	(64.2)
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2013 vs. 2012	2012 vs. 2011
Volume	7.3%	(1.0)%
Acquisition	62.1%	28.3%
Price	1.4%	1.5%
Currency	(1.4)%	(1.0)%
Total	69.4%	27.8%
The 69.4 percentage point increase in consolidated net sales in 2013 from 2012 was primarily the result of:

•	sales volume of the Flow Control businesses of $3,725.7 million in 2013, compared to $886.5 million in 2012;

•
organic sales growth in Process Technologies and Flow Technologies due to higher sales of certain pool products serving the North American residential housing market and increased demand for global food & beverage solutions;

•	growth in developed regions led by strength in the U.S. and Western Europe;

•	growth in emerging regions of the Middle East, Africa and Eastern Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales in infrastructure; and

•	unfavorable foreign currency effects.
The 27.8 percentage point increase in consolidated net sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger of $886.5 million and higher sales volume related to the May 2011 acquisition of CPT;

•
organic sales growth in Process Technologies and Flow Technologies primarily due to higher sales of certain pump, pool and filtration products primarily serving the North American residential housing market and other global markets;

•	continued sales growth in fast growth regions including in Latin America and Eastern Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	decreases in Technical Solutions sales volume in Western Europe and in the infrastructure vertical; and

•	unfavorable foreign currency effects.
Gross profit
The 4.4 percentage point increase in gross profit as a percentage of sales in 2013 from 2012 was primarily the result of:

•
lower cost of goods sold as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting, which decreased from $179.6 million in 2012 to $86.9 million in 2013;

•	savings generated from our PIMS initiatives including lean and supply management practices and synergies from the combined operations subsequent to the Merger; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
The 2.4 percentage point decrease in gross profit as a percentage of sales in 2012 from 2011 was primarily the result of:

•	higher cost of goods sold of $179.6 million in 2012 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting; and

•	inflationary increases related to raw materials and labor costs.
These decreases were partially offset by:

•	cost savings generated from our PIMS initiatives including lean and supply management practices;

•	selective increases in selling prices in Process Technologies, Flow Technologies, and Technical Solutions to mitigate inflationary cost increases; and

•	higher cost of goods sold in 2011 as a result of the inventory fair value step-up and customer backlog recorded as part of the CPT purchase accounting.
Selling, general and administrative ("SG&A")
The 5.2 percentage point decrease in SG&A expense as a percentage of sales in 2013 from 2012 was primarily the result of:

•	"mark-to-market" actuarial gains related to pension and other post-retirement benefit plans of $63.2 million in 2013, compared to "mark-to-market" actuarial losses of $146.2 million in 2012;

•
costs associated with the Merger in 2012 that did not reoccur in 2013, including $23.2 million in transaction advisory fees, $21.8 million of change of control costs and $34.1 million of other transaction costs;

•	trade name impairment charge of $11.0 million for 2013, compared to $60.7 million in 2012;

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	restructuring costs of $113.5 million in 2013, compared to $66.9 million in 2012;

•	certain increases for labor and related costs; and

•	intangible asset amortization associated with the Merger.
The 6.1 percentage point increase in SG&A expense as a percentage of sales in 2012 from 2011 was primarily the result of:

•	“mark-to-market” actuarial losses related to pension and other post-retirement benefit plans of $146.2 million in 2012, an increase of $80.0 million from 2011;

•	costs associated with the Merger, including $23.2 million in transaction advisory fees, $21.8 million of change of control costs and $34.1 million of other transaction costs;

•	restructuring costs of $66.9 million in 2012, compared to $13.0 million in 2011;

•	trade name impairment charge of $60.7 million;

•	intangible asset amortization related to the Merger and to the May 2011 acquisition of CPT; and

•	continued investments in future growth with emphasis on international markets, including personnel and business infrastructure investments.
These increases were partially offset by:

•	a nonrecurring goodwill impairment charge in 2011 of $200.5 million in Process Technologies; and

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses.
Research and development ("R&D")
The 0.4 percentage point decrease in R&D expense as a percentage of sales in 2013 from 2012 was primarily the result of:

•	lower R&D expenditures in 2013 versus 2012 as compared to sales volume from the Flow Control businesses.
This decrease was partially offset by:

•	continued investments in the development of innovative new products for future growth.
The 0.2 percentage point decrease in R&D expense as a percentage of sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on the R&D spending; and

•	higher sales volumes in Process Technologies which resulted in increased leverage on the R&D spending.
These decreases were partially offset by:

•	continued investments in the development of new products to generate growth.
Net interest expense
The 2.2 percentage point increase in net interest expense in 2013 from 2012 was primarily the result of:

•	the impact of higher debt levels following the Merger; and

•	additional interest expense of $2.1 million in the second quarter of 2013 for the working capital and net indebtedness adjustment related to the Merger.
These increases were partially offset by:

•	reduced overall interest rates in effect on our outstanding debt; and

•	the impact of higher cash balances following the Merger.
The 14.8 percentage point increase in net interest expense in 2012 from 2011 was primarily the result of:

•	the impact of higher debt levels following the Merger.
This increase was partially offset by:

•	reduced overall interest rates in effect on our outstanding debt.
Gain on sale of businesses, net
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a net gain of $16.8 million and $2.9 million, respectively.
Loss on early extinguishment of debt
In October 2012, we redeemed the remaining outstanding aggregate principal of our 5.65% fixed rate senior notes due 2013-2017 totaling $400 million and our 1.05% floating rate senior notes due 2013 totaling $100 million (the “Fixed/Floating Rate Notes”). The redemptions included make-whole premiums of $65.8 million. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which resulted in the reclassification of $3.4 million of previously unrecognized variable to fixed swap losses from Accumulated Other Comprehensive Income (Loss) ("AOCI") to earnings in October 2012. All costs associated with the redemption were recorded as a Loss on the early extinguishment of debt including $0.6 million of unamortized deferred financing costs.
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
Provision (benefit) for income taxes
The 17.8% percentage point decrease in the effective tax rate in 2013 from 2012 was primarily due to:

•	the mix of global earnings, including the impact of the Merger; and

•	the decrease in non-deductible transaction costs during 2013 compared to 2012.
The decreases were partially offset by:

•	the favorable tax impact related to the 2012 exchange offer that did not occur in 2013; and

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2013.
The 64.2 percentage point decrease in the effective tax rate in 2012 from 2011 was primarily due to:

•	the unfavorable tax impact of the $200.5 million goodwill impairment charge in 2011;

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2011;

•	the mix of global earnings, including the impact of the Merger and the CPT acquisition; and

•	the favorable tax impact related to the 2012 exchange offer.
These decreases were partially offset by:

•	nonrecurring impacts of the Merger, including non-deductible transaction costs and loss of domestic manufacturing deduction tax benefits.

SEGMENT RESULTS OF OPERATIONS
This summary that follows provides a discussion of the results of operations of each of our four reportable operating segments (Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end markets.
Valves & Controls
The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals.
The net sales and operating income (loss) for Valves & Controls were as follows:

	Years ended December 31			% / point change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$2,469.2	$548.6	$—	350.1%	—%
Operating income (loss)	161.4	(76.8)	—	310.2%	—%
% of net sales	6.5%	(14.0)%	—%	20.5	—
Net sales
The components of the change in Valves & Controls net sales were as follows:

2013 vs. 2012
Volume	20.7%
Acquisition	331.3%
Price	1.7%
Currency	(3.6)%
Total	350.1%
The 350.1 percentage point increase in Valves & Controls net sales in 2013 from 2012 was primarily the result of:

•	a full year of sales volume in 2013, compared to one quarter in 2012; and

•	continued sales growth in the Middle East and the oil & gas industry.
The Valves & Controls net sales in 2012 were the result of:

•
sales volume of the Flow Control businesses subsequent to the Merger of $548.6 million. Valves & Controls was a new reporting segment, effective with the Merger and as a result, 2012 net sales represents the segment’s sales for the fourth quarter of 2012.

Operating income (loss)
The 20.5 percentage point increase in operating income for Valves & Controls as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher volume related to the acquisition of Flow Control, which resulted in increased leverage of our fixed cost base;

•
lower cost of goods sold from inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting, which decreased from $113.5 million in 2012 to $80.6 million in 2013; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.

These increases were partially offset by

•	costs related to the Merger, including integration and standardization;

•	restructuring costs of $51.0 million in 2013 compared to $5.1 million in 2012;

•	low margin on large projects and unfavorable project mix; and

•	inflationary increases related to raw materials and labor costs.
The operating loss for Valves & Controls in 2012 was the result of:

•
Valves & Controls operations subsequent to the Merger. Valves & Controls was a new reporting segment, effective with the Merger and as a result, 2012 operating loss represents the segment’s operating results for the fourth quarter of 2012; and

•	inventory fair value step-up and customer backlog of $113.5 million recorded as part of the Merger purchase accounting.
Process Technologies
The Process Technologies segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications.
The net sales and operating income (loss) for Process Technologies were as follows:

	Years ended December 31			% / point change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$1,765.9	$1,521.1	$1,345.9	16.1%	13.0%
Operating income (loss)	243.2	132.5	(40.2)	83.5%	N.M.
% of net sales	13.7%	8.7%	(3.0)%	5.0	11.7
Net sales
The components of the change in Process Technologies net sales were as follows:

	2013 vs. 2012	2012 vs. 2011
Volume	8.2%	2.5%
Acquisition	6.3%	9.9%
Price	1.7%	1.9%
Currency	(0.1)%	(1.3)%
Total	16.1%	13.0%
The 16.1 percentage point increase in Process Technologies sales in 2013 from 2012 was primarily the result of:

•	organic sales growth related to higher sales of certain pool products serving the North American Residential housing market and increased demand for global food & beverage solutions;

•	higher sales volume related to the Merger and other acquisitions in the second half of 2012;

•	growth in developed regions led by strength in U.S. and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales in India and Eastern Europe.

The 13.0 percentage point increase in Process Technologies sales in 2012 from 2011 was primarily the result of:

•	higher sales volume as a result of the May 2011 acquisition of CPT;

•	continued sales growth in Latin America, India and emerging markets in the Asia Pacific region;

•	increased sales in our Aquatics System business driven by pool dealer expansion and continued strong demand for our energy efficient products and solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	decreases in sales due to weakness in the European market; and

•	unfavorable foreign currency effects.
Operating income (loss)
The 5.0 percentage point increase in operating income for Process Technologies as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher sales volume, which resulted in increased leverage on operating expenses;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	decrease in restructuring costs from $23.9 million in 2012 to $8.8 million in 2013;

•	trade name impairment charges of $23.2 million in 2012 that did not reoccur in 2013; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary costs related to raw materials and labors costs.
The 11.7 percentage point increase in operating income for Process Technologies as a percentage of net sales in 2012 from 2011 was primarily the result of:

•	goodwill impairment charge of $200.5 million in 2011;

•	nonrecurring CPT acquisition related charges in 2011;

•	higher sales volume as a result of the CPT acquisition, which resulted in increased leverage of our fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	cost increases for certain raw materials and labor;

•	increase in restructuring costs, from $3.9 million in 2011 to $23.9 million in 2012; and

•	trade name impairment charges of $23.2 million in 2012.

Flow Technologies
The Flow Technologies segment designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications.
The net sales and operating income for Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$1,618.5	$1,136.7	$1,042.7	42.4%	9.0%
Operating income	149.7	35.5	97.9	N.M.	(63.7)%
% of net sales	9.2%	3.1%	9.4%	6.1	(6.3)
Net sales
The components of the change in Flow Technologies net sales were as follows:

	2013 vs. 2012	2012 vs. 2011
Volume	10.0%	(1.9)%
Acquisition	35.4%	10.5%
Price	0.8%	1.0%
Currency	(3.8)%	(0.6)%
Total	42.4%	9.0%
The 42.4 percentage point increase in Flow Technologies sales in 2013 from 2012 was primarily the result of:

•	sales volume of the Flow Control business of $490.1 million in 2013; compared to $112.1 million in 2012;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	organic growth in agriculture sales due to strong new product results and international expansion;

•	sales growth in the developed markets of the U.S. and Western Europe; and

•	continued sales growth in fast growth regions, including the Middle East and Southeast Asia.
These increases were partially offset by:

•	unfavorable foreign currency effects.
The 9.0 percentage point increase in Flow Technologies sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control business subsequent to the Merger of $112.1 million;

•	organic sales growth primarily due to higher sales of certain pump products;

•	continued sales growth in Latin America and emerging markets in the Asia Pacific region; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	low flood-related product sales in the U.S. due to unusually dry weather; and

•	unfavorable foreign currency effects.
Operating income
The 6.1 percentage point increase in operating income for Flow Technologies as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher volume related to the acquisition of Flow Control, which resulted in increased leverage of our fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	trade name impairment charges of $25.9 million in 2012 that did not reoccur in 2013: and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases for certain raw materials and labor; and

•	unfavorable foreign currency effects.
The 6.3 percentage point decrease in operating income for Flow Technologies as a percentage of net sales in 2012 from 2011 was primarily the result of:

•	higher cost of goods sold of $21.9 million as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	restructuring actions of $25.2 million taken in 2012, compared to $7.1 million in 2011;

•	cost increases for certain raw materials and labor; and

•	trade name impairment charges of $25.9 million in 2012.
These decreases were partially offset by:

•	higher sales volume in Flow Technologies, which resulted in increased leverage of our fixed cost base;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Technical Solutions
The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.
The net sales and operating income for Technical Solutions were as follows:

	Years ended December 31			% / point change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Net sales	$1,663.4	$1,236.4	$1,086.8	34.5%	13.8%
Operating income	285.0	165.0	185.8	72.7%	(11.2)%
% of net sales	17.1%	13.3%	17.1%	3.8	(3.8)

Net sales
The components of the change in Technical Solutions net sales were as follows:

	2013 vs. 2012	2012 vs. 2011
Volume	(2.9)%	(4.7)%
Acquisition	36.0%	18.0%
Price	1.4%	1.5%
Currency	—%	(1.0)%
Total	34.5%	13.8%
The 34.5 percentage point increase in Technical Solutions sales in 2013 from 2012 was primarily the result of:

•	sales volume of the Flow Control business of $656.5 million in 2013 compared to $195.7 million in 2012; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 13.8 percentage point increase in Technical Solutions sales in 2012 from 2011 was primarily the result of:

•	sales volume of the Flow Control business subsequent to the Merger of $195.7 million;

•	sales increases in our enclosures & cabinets businesses in the industrial vertical; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	decreases in sales volume in Western Europe and the industrial vertical, including project delays; and

•	unfavorable foreign currency effects.
Operating income
The 3.8 percentage point increase in operating income for Technical Solutions as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher volume related to the acquisition of Flow Control, which resulted in increased leverage of our fixed cost base;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were offset by:

•	lower margin from higher costs related to the Merger; including integration and standardization;

•	increase in restructuring costs from $12.7 million in 2012 to $19.4 million in 2013;

•	intangible asset amortization associated with the Merger; and

•	inflationary increases related to labor costs and certain raw materials.
The 3.8 percentage point decrease in operating income for Technical Solutions as a percentage of sales in 2012 from 2011 was primarily the result of:

•	higher cost of goods sold of $42.7 million as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting;

•	trade name impairment charges of $11.6 million in 2012;

•	restructuring costs of $12.7 million in 2012, compared to $2.0 million in 2011;

•	inflationary increases related to raw materials and labor related costs; and

•	continued investment in future growth with emphasis on international markets, including personnel and business infrastructure investments.
These decreases were offset by:

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Process Technologies and Flow Technologies. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
Operating activities
Cash provided by operating activities was $915.3 million in 2013, or $847.3 million higher than in 2012. The increase in cash provided by operating activities was due primarily to a $501.3 million increase in Net income (loss) before noncontrolling interest, net of the following non-cash items: depreciation and amortization, gain on sale of businesses, trade name impairment and pension and other post-retirement expense (income). Also attributing to the increase were accelerated contributions of pension and other post-retirement obligations in 2012 that reduced the need for ongoing contributions in 2013.

Cash provided by operating activities was $68.0 million in 2012, or $252.2 million lower than in 2011. The decrease in cash provided by operating activities was due primarily to accelerated contributions of pension and other post-retirement obligations in 2012. Also attributing to the decrease was a $102.3 million increase in Net income (loss) before noncontrolling interest, net of the following non-cash items: depreciation and amortization, goodwill and trade name impairment and pension and other post-retirement expense.
Investing activities
Net cash used for investing activities was $211.2 million in 2013. Net cash provided by investing activities was $375.6 million in 2012. Net cash used for investing activities was $808.1 million in 2011.
Acquisitions
In June 2013, $84.4 million of cash was paid to Tyco in settlement of the working capital and net indebtedness adjustment related to the Merger. In addition, in December 2013 we acquired a business as part of Process Technologies for cash consideration of $8 million, net of cash acquired.
In September 2012, we acquired $691.7 million of cash in conjunction with the Merger. In October 2012, we acquired, as part of Valves & Controls, the remaining 25 percent equity interest in Pentair Middle East Holding S.a.R.L. (“KEF”) for $100.0 million in cash. Additionally, during 2012, we completed other small acquisitions in Process Technologies with purchase prices totaling $121.2 million in cash, net of cash acquired.

In May 2011, we acquired as part of Process Technologies, the CPT division of privately held Norit Holdings for $715.3 million. Additionally, during 2011, we completed other small acquisitions in Process Technologies with purchase prices totaling $21.6 million, consisting of $17.8 million in cash and $3.8 million as notes payable.
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a net gain of $16.8 million and $2.9 million, respectively.
Capital expenditures
Capital expenditures in 2013, 2012 and 2011 were $170.0 million, $94.5 million and $73.3 million, respectively. The increase in capital expenditures in 2012 from 2011 was primarily due to the Merger. We anticipate capital expenditures for fiscal 2014 to be approximately $175 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $719.1 million in 2013. Cash used for financing activities in 2013 included share repurchases and payments of dividends, partially offset by net borrowings of commercial paper and revolving long-term debt to fund our operations in the normal course of business and cash received for shares issued to employees.
Net cash used for financing activities was $232.3 million in 2012. Cash used for financing activities in 2012 included payments of dividends, early debt termination fees and share repurchases, partially offset by net borrowings of long-term debt, as further described below.
Net cash provided by financing activities was $503.6 million in 2011. Cash provided by financing activities in 2011 primarily relates to borrowings used to fund the CPT acquisition in May 2011, partially offset by repayments of long-term debt, dividend payments and share repurchases.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2013 and 2012, we had $528.9 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $921.1 million as of December 31, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in ITEM 8, Note 13 of the Notes to Consolidated Financial Statements and to purchase the remaining 25 percent interest in KEF for $100 million as discussed in ITEM 8, Note 2 of the Notes to Consolidated Financial Statements.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2013, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $86.7 million, of which none was outstanding at December 31, 2013. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of the Merger and CPT acquisition we assumed certain capital leases with an outstanding balance of $21.5 million and $23.8 million at December 31, 2013 and 2012, respectively.
As of December 31, 2013, we have $113.0 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends
We paid dividends in 2013 of $194.2 million, or $0.96 per common share, compared with $112.4 million, or $0.88 per common share, in 2012 and $79.5 million, or $0.80 per common share in 2011. At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provided that dividends of $1.00 per share be made in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014 and we expect to continue paying dividends on a quarterly basis.

We intend to seek authorization from our shareholders at our 2014 annual general meeting of shareholders to extend the increased dividend or increase the dividend for the remainder of 2014, which will mark the 38th consecutive year we have increased dividends.
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

Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. In October 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. As of December 31, 2013, we had repurchased 19.6 million of our common shares for $1.05 billion pursuant to these authorizations and had $150.0 million remaining available for repurchases under these authorizations.
In December 2013, the Board of Directors authorized the repurchase of shares of our common stock up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the combined $1.2 billion prior share repurchase authorization. The authorization allows the company to commence share repurchases effective immediately and expires on December 31, 2016. No repurchases were made under this authorization in 2013.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2014	2015	2016	2017	2018	Thereafter	Total
Debt obligations	$—	$350.0	$—	$878.9	$—	$1,304.7	$2,533.6
Capital lease obligations	2.5	5.5	0.5	0.5	0.5	12.0	21.5
Interest obligations on fixed-rate debt	60.2	60.2	55.5	55.5	49.0	138.5	418.9
Operating lease obligations, net of sublease rentals	54.5	39.8	29.4	21.4	13.4	23.4	181.9
Purchase obligations	43.2	7.0	0.4	0.3	0.2	0.2	51.3
Pension and other post-retirement plan contributions	24.6	29.9	41.1	15.4	17.5	168.5	297.0
Total contractual obligations, net	$185.0	$492.4	$126.9	$972.0	$80.6	$1,647.3	$3,504.2
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2013, variable interest rate debt was $528.9 million at a weighted average interest rate of 0.52%.
The total gross liability for uncertain tax positions at December 31, 2013 is estimated to be $60.8 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2013, we had recorded $0.9 million for the possible payment of penalties and $8.9 million related to the possible payment of interest.

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

	Years ended December 31
In millions	2013	2012	2011
Net cash provided by operations	$915.3	$68.0	$320.2
Capital expenditures	(170.0)	(94.5)	(73.3)
Proceeds from sale of property and equipment	6.0	5.5	1.3
Free cash flow	$751.3	$(21.0)	$248.2
Off-balance sheet arrangements
At December 31, 2013, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.
While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements could change in the future.
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
As of December 31, 2013, there were approximately 2,000 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,200 claims outstanding as of December 31, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.

Our estimated liability for asbestos-related claims was $254.7 million and $278.9 million as of December 31, 2013 and 2012, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $119.6 million and $131.0 million at December 31, 2013 and 2012, respectively, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $39.3 million and $49.2 million as of December 31, 2013 and 2012, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
As of December 31, 2013 and 2012, the outstanding value of bonds, letters of credit and bank guarantees totaled $484.0 million and $493.2 million, respectively.

NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2019 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 11.5% to 12.5% in determining the discounted cash flows in our fair value analysis.
In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.
Impairment charge
We completed step one of our annual goodwill impairment evaluation during the fourth quarter of 2013 and 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for 2013 or 2012.
In connection with our annual impairment test, we determined that the fair value of our Australian reporting unit within Flow Technologies did not exceed its carrying value by a significant amount. The percentage of excess fair value over carrying value of this reporting unit was approximately 13 percent for 2013. Goodwill for this reporting unit was $304.0 million as of the annual impairment testing date. If cash flow projections decreased by 13.6% or if the discount rate increased by 150 basis points (the discount rate used in the impairment analysis was 12.5%), this reporting unit would have failed the step one test and a step two analysis would have been required.
For the year ended December 31, 2011, we recorded a pre-tax non-cash impairment charge of $200.5 million as a result of our annual goodwill impairment test. This represented impairment of goodwill in Process Technologies. The impairment charge resulted from changes in our forecasts in light of economic conditions and due to continued softness in the end-markets served by residential water treatment components.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names and trademarks, proprietary technology, backlog and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization. Impairment charges of $11.0 million and $60.7 million were recorded in 2013 and 2012, respectively, related to trade names. These charges were recorded in Impairment of trade names and goodwill in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment charge recorded in 2011 for identifiable intangible assets.
The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The impairment charges recorded in 2013 and 2012 were the result of a rebranding strategies implemented in the fourth quarters of 2013 and 2012, respectively.
At December 31, 2013 our goodwill and intangible assets were $6,910.3 million and represented 59% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our share price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
Impairment of long-lived assets
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2013, we recorded impairment charges of $20.0 million in conjunction with restructuring activities. There were no material impairment charges recorded related to long-lived assets in 2012 or 2011.
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
Pension and other post-retirement plans
We sponsor U.S. and Non-U.S. defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 12 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax income of $63.2 million in 2013 and pre-tax charges of $146.2 million and $66.2 million in 2012 and 2011, respectively. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. plans of 4.51% in 2013, 3.67% in 2012 and 5.05% in 2011. The discount rates on our Non-U.S. plans ranged from 0.50% to 5.00% in 2013, 0.50% to 4.50% in 2012 and 0.75% to 5.00% in 2011. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2014.
Expected rate of return
Our expected rate of return on plan assets for our U.S. plans was 3.75% for 2013, 7.50% in 2012 and 8.00% in 2011. The expected rate of return on our Non-U.S. plans ranged from 1.00% to 6.50% in 2013, 1.00% to 4.60% in 2012 and 0.25% to 5.20% in 2011. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This is achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. The shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2013, the U.S. pension plans have an approximately 92 percent allocation to fixed income investments. As a result of the adoption of this investment strategy, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate.
See ITEM 8, Note 12 of the Notes to Consolidated Financial Statements for further information regarding pension and other post-retirement plans.
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
See ITEM 8, Note 16 of the Notes to Consolidated Financial Statements for further information regarding loss contingencies.
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
Interest rate risk
Our debt portfolio as of December 31, 2013, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 79% fixed-rate debt and 21% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.

Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2013, a 100 basis point increase or decrease in interest rates would result in a $99.1 million decrease or a $106.2 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2013, a 100 basis point increase in interest rates would result in a $5.2 million increase in interest incurred. A decrease in our interest rates on our variable-rate debt of 52.2 basis points (to zero) would result in a decrease in interest incurred of $2.8 million.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Pentair Ltd.
We have audited the internal control over financial reporting of Pentair Ltd. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2013 of the Company and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

Minneapolis, Minnesota
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Pentair Ltd.
We have audited the accompanying consolidated balance sheets of Pentair Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair Ltd. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Minneapolis, Minnesota
February 25, 2014

Pentair Ltd. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2013	2012	2011
Net sales	$7,479.7	$4,416.1	$3,456.7
Cost of goods sold	5,006.8	3,146.5	2,383.0
Gross profit	2,472.9	1,269.6	1,073.7
Selling, general and administrative	1,562.1	1,158.4	694.8
Research and development	125.8	93.6	78.2
Impairment of trade names and goodwill	11.0	60.7	200.5
Operating income (loss)	774.0	(43.1)	100.2
Other (income) expense
Gain on sale of businesses, net	(19.7)	—	—
Loss on early extinguishment of debt	—	75.4	—
Equity income of unconsolidated subsidiaries	(1.8)	(2.1)	(1.9)
Interest income	(7.6)	(2.9)	(1.4)
Interest expense	76.7	70.5	60.3
Income (loss) before income taxes and noncontrolling interest	726.4	(184.0)	43.2
Provision (benefit) for income taxes	183.8	(79.4)	46.4
Net income (loss) before noncontrolling interest	542.6	(104.6)	(3.2)
Noncontrolling interest	5.8	2.6	4.3
Net income (loss) attributable to Pentair Ltd.	$536.8	$(107.2)	$(7.5)
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$542.6	$(104.6)	$(3.2)
Changes in cumulative translation adjustment	(29.1)	31.4	(93.7)
Amortization of pension and other post-retirement prior service cost, net of $0.2, $0.2 and $0 tax, respectively	(0.4)	(0.3)	—
Changes in market value of derivative financial instruments, net of $0.7, $3.7 and $2.9 tax, respectively	(0.3)	(3.6)	4.4
Total comprehensive income (loss)	512.8	(77.1)	(92.5)
Less: Comprehensive income (loss) attributable to noncontrolling interest	8.0	4.0	2.2
Comprehensive income (loss) attributable to Pentair Ltd.	$504.8	$(81.1)	$(94.7)
Earnings (loss) per common share attributable to Pentair Ltd.
Basic	$2.67	$(0.84)	$(0.08)
Diluted	$2.62	$(0.84)	$(0.08)
Weighted average common shares outstanding
Basic	201.1	127.4	98.2
Diluted	204.6	127.4	98.2
See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2013	2012
Assets
Current assets
Cash and cash equivalents	$265.1	$261.3
Accounts and notes receivable, net of allowances of $115.1 and $37.5, respectively	1,334.3	1,274.6
Inventories	1,243.3	1,333.9
Other current assets	389.4	334.5
Total current assets	3,232.1	3,204.3
Property, plant and equipment, net	1,170.0	1,188.2
Other assets
Goodwill	5,134.2	5,111.0
Intangibles, net	1,776.1	1,926.9
Other non-current assets	430.9	452.3
Total other assets	7,341.2	7,490.2
Total assets	$11,743.3	$11,882.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$2.5	$3.1
Accounts payable	596.6	567.0
Employee compensation and benefits	347.1	296.7
Other current liabilities	664.0	778.3
Total current liabilities	1,610.2	1,645.1
Other liabilities
Long-term debt	2,552.6	2,454.3
Pension and other post-retirement compensation and benefits	324.8	378.8
Deferred tax liabilities	580.6	421.9
Other non-current liabilities	457.4	495.1
Total liabilities	5,525.6	5,395.2
Equity
Common shares CHF 0.50 par value, 213.0 authorized and issued at December 31, 2013 and December 31,2012, respectively	113.5	113.5
Common shares held in treasury, 15.6 and 6.9 shares at December 31, 2013 and December 31, 2012, respectively	(875.1)	(315.5)
Capital contribution reserve	5,071.4	5,292.4
Retained earnings	1,829.1	1,292.3
Accumulated other comprehensive income (loss)	(43.6)	(11.6)
Shareholders’ equity attributable to Pentair Ltd.	6,095.3	6,371.1
Noncontrolling interest	122.4	116.4
Total equity	6,217.7	6,487.5
Total liabilities and equity	$11,743.3	$11,882.7
See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2013	2012	2011
Operating activities
Net income (loss) before noncontrolling interest	$542.6	$(104.6)	$(3.2)
Adjustments to reconcile net income (loss) before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(1.8)	(2.1)	(1.9)
Depreciation	148.9	87.8	66.2
Amortization	137.2	76.0	41.9
Gain on sale of businesses, net	(19.7)	—	—
Deferred income taxes	55.2	(146.9)	(5.6)
Share-based compensation	31.1	35.8	19.5
Impairment of trade names and goodwill	11.0	60.7	200.5
Loss on early extinguishment of debt	—	75.4	—
Excess tax benefits from share-based compensation	(16.8)	(5.0)	(3.3)
Pension and other post-retirement expense (income)	(31.3)	167.5	84.3
Pension and other post-retirement contributions	(34.0)	(238.0)	(40.3)
Loss (gain) on sale of assets	3.4	(2.3)	0.9
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(91.1)	55.7	1.3
Inventories	67.7	125.1	18.3
Other current assets	(5.4)	(6.7)	10.0
Accounts payable	36.4	(62.0)	(24.3)
Employee compensation and benefits	56.7	(81.3)	(20.5)
Other current liabilities	(13.3)	27.2	(8.0)
Other non-current assets and liabilities	38.5	5.7	(15.6)
Net cash provided by (used for) operating activities	915.3	68.0	320.2
Investing activities
Capital expenditures	(170.0)	(94.5)	(73.3)
Proceeds from sale of property and equipment	6.0	5.5	1.3
Proceeds from sale of businesses, net	43.5	—	—
Acquisitions, net of cash acquired	(92.4)	470.5	(733.1)
Other	1.7	(5.9)	(3.0)
Net cash provided by (used for) investing activities	(211.2)	375.6	(808.1)
Financing activities
Net receipts (repayments) of short-term borrowings	—	(3.7)	(1.2)
Net receipts of commercial paper and revolving long-term debt	104.2	253.8	74.5
Proceeds from long-term debt	0.7	594.3	515.3
Repayment of long-term debt	(7.4)	(617.2)	(0.3)
Debt issuance costs	(1.4)	(9.7)	(9.0)
Debt extinguishment costs	—	(74.8)	—
Excess tax benefits from share-based compensation	16.8	5.0	3.3
Shares issued to employees, net of shares withheld	80.0	68.2	13.3
Repurchases of common shares	(715.8)	(334.2)	(12.8)
Dividends paid	(194.2)	(112.4)	(79.5)
Distribution to noncontrolling interest	(2.0)	(1.6)	—
Net cash provided by (used for) financing activities	(719.1)	(232.3)	503.6
Effect of exchange rate changes on cash and cash equivalents	18.8	(0.1)	(11.7)
Change in cash and cash equivalents	3.8	211.2	4.0
Cash and cash equivalents, beginning of year	261.3	50.1	46.1
Cash and cash equivalents, end of year	$265.1	$261.3	$50.1
See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Non-controlling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2010	98.4	$47.4	—	$—	$443.5	$1,552.8	$49.5	$2,093.2	$111.8	$2,205.0
Net income (loss)	—	—	—	—	—	(7.5)	—	(7.5)	4.3	(3.2)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(87.2)	(87.2)	(2.1)	(89.3)
Tax benefit of share-based compensation	—	—	—	—	3.9	—	—	3.9	—	3.9
Dividends declared	—	—	—	—	—	(79.5)	—	(79.5)	—	(79.5)
Share repurchase	(0.4)	(0.2)	—	—	(12.6)	—	—	(12.8)	—	(12.8)
Exercise of options, net of shares tendered for payment	0.7	0.3	—	—	14.4	—	—	14.7	—	14.7
Issuance of restricted shares, net of cancellations	—	—	—	—	1.5	—	—	1.5	—	1.5
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Share-based compensation	—	—	—	—	9.9	—	—	9.9	—	9.9
Balance - December 31, 2011	98.6	$47.5	—	$—	$457.8	$1,465.8	$(37.7)	$1,933.4	$114.0	$2,047.4
Net income (loss)	—	—	—	—	—	(107.2)	—	(107.2)	2.6	(104.6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	26.1	26.1	1.4	27.5
Tax benefit of share-based compensation	—	—	—	—	5.6	—	—	5.6	—	5.6
Dividends declared	—	—	—	—	(141.1)	(66.3)	—	(207.4)	—	(207.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of shares related to the Merger	113.6	65.5	(2.7)	(119.6)	4,985.8	—	—	4,931.7		4,931.7
Share repurchase	—	—	(7.3)	(334.2)	—	—	—	(334.2)	—	(334.2)
Exercise of options, net of shares tendered for payment	0.7	0.4	2.3	97.6	(7.8)	—	—	90.2	—	90.2
Issuance of restricted shares, net of cancellations	0.2	0.1	1.2	59.8	(40.9)	—	—	19.0	—	19.0
Shares surrendered by employees to pay taxes	(0.1)	—	(0.4)	(19.1)	(2.8)	—	—	(21.9)	—	(21.9)
Share-based compensation	—	—	—	—	35.8	—	—	35.8	—	35.8
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income (loss)	—	—	—	—	—	536.8	—	536.8	5.8	542.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(32.0)	(32.0)	2.2	(29.8)
Tax benefit of share-based compensation	—	—	—	—	22.6		—	22.6	—	22.6
Dividends declared	—	—	—	—	(198.5)	—	—	(198.5)	—	(198.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(12.3)	(715.8)	—	—	—	(715.8)	—	(715.8)
Exercise of options, net of shares tendered for payment	—	—	3.0	131.8	(35.6)	—	—	96.2	—	96.2
Issuance of restricted shares, net of cancellations	—	—	0.9	37.0	(37.0)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	(12.6)	(3.6)	—	—	(16.2)	—	(16.2)
Share-based compensation	—	—	—	—	31.1	—	—	31.1	—	31.1
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
See accompanying notes to consolidated financial statements.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair Ltd. and its consolidated subsidiaries ("the Company” or “Pentair") is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation. For additional information on the Company’s segments, see Note 15.
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
The consolidated financial statements have been prepared in United States dollars (“USD”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information described under Article 663-663h of the Swiss Code of Obligations has been presented in the Company’s Swiss statutory financial statements for the year ended December 31, 2013.
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of long-lived assets, including goodwill and indefinite lived intangible assets, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, contingent liabilities, income taxes and pension and other post-retirement benefits. Actual results could differ from our estimates.
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
We record costs and earnings in excess of billings on uncompleted contracts within Other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Consolidated Balance Sheets. Amounts included in Other current assets related to these contracts were $100.8 million and $124.4 million at December 31, 2013 and 2012, respectively. Amounts included in Other current liabilities related to these contracts were $38.1 million and $61.1 million at December 31, 2013 and 2012, respectively.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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

Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying original equipment manufacturer customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.
Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.
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
Research and development
We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2013, 2012 and 2011 were $125.8 million, $93.6 million and $78.2 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2013 or December 31, 2012.
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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2019 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 11.5% to 12.5% in determining the discounted cash flows in our fair value analysis.
In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.
Impairment charge
We completed step one of our annual goodwill impairment evaluation during the fourth quarter of 2013 and 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for 2013 or 2012.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

For the year ended December 31, 2011, we recorded a pre-tax non-cash impairment charge of $200.5 million in Process Technologies as a result of our annual goodwill impairment test. The impairment charge resulted from changes in our forecasts in light of economic conditions and continued softness in the end-markets served by residential water treatment components.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology, backlog and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We completed our annual impairment test during the fourth quarter for those identifiable assets not subject to amortization. Impairment charges of $11.0 million and $60.7 million were recorded in 2013 and 2012, respectively, related to trade names. These charges were recorded in Impairment of trade names and goodwill in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment charge recorded in 2011 for identifiable intangible assets.
The impairment test consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below. The impairment charges recorded in 2013 and 2012 were the result of rebranding strategies implemented in the fourth quarters of 2013 and 2012, respectively.
At December 31, 2013 our goodwill and intangible assets were $6,910.3 million and represented 59% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our share price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
Equity and cost method investments
We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in and loans to equity method investees was $12.2 million and $10.3 million at December 31, 2013 and December 31, 2012, respectively, net of our proportionate share of the results of their operations.
Investments for which we do not have significant influence are accounted for under the cost method. The aggregate balance of these investments was $8.3 million and $6.9 million at December 31, 2013 and December 31, 2012.
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
Pension and other post-retirement plans
We sponsor U.S. and Non-U.S. defined-benefit pension and other post-retirement plans. The pension and other post-retirement benefit costs for company-sponsored benefit plans are determined from actuarial assumptions and methodologies, including discount rates, expected returns on plan assets and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 12.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, primarily service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.
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
Asbestos Matters
We recognize asbestos-related liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Certain of these liabilities are subject to insurance coverage. Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. The process of estimating asbestos-related liabilities and the corresponding insurance recoveries receivable is complex and dependent primarily on our historical claim experience, estimates of potential future claims, our legal strategy for resolving these claims, the availability of insurance coverage, and the solvency and creditworthiness of insurers. On an annual basis, we review, and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions.
Accruals for asbestos-related liabilities are included in Other non-current liabilities and the estimated receivable for insurance recoveries are recorded in Other non-current assets in the Consolidated Balance Sheets.
Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2013 and 2012, reserves for policy claims were $51.1 million ($13.2 million included in Other current liabilities and $37.9 million included in Other non-current liabilities) and $42.9 million ($13.3 million included in Other current liabilities and $29.6 million included in Other non-current liabilities), respectively.
Share-based compensation
We account for share-based compensation awards on a fair value basis. The estimated grant date fair value of each option award is recognized in income on an accelerated basis over the requisite service period (generally the vesting period). The estimated fair value of each option award is calculated using the Black-Scholes option-pricing model. From time to time, we have elected to modify the terms of the original grant. These modified grants are accounted for as a new award and measured using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Restricted share awards and units are recorded as compensation cost on an accelerated basis over the requisite service periods based on the market value on the date of grant.
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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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
New accounting standards
In February 2013, the Financial Accounting Standards Board issued authoritative guidance surrounding the presentation of items reclassified from AOCI to net income. This guidance requires entities to disclose, either in the notes to the consolidated financial statements or parenthetically on the face of the statement that reports comprehensive income, items reclassified out of AOCI and into net income in their entirety and the effect of the reclassification on each affected net income line item. In addition, for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required disclosures is required. This guidance was effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance on January 1, 2013 did not impact our financial condition or results of operations. The reclassifications out of AOCI and into net income were not material for the year ended December 31, 2013.

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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Based on the price of Pentair, Inc. common stock and our common shares issued on the date of the Merger, the purchase price was composed of the following:

In millions
Value of common shares issued to Tyco shareholders (1)	$4,811.4
Value of replacement equity-based awards to holders of Tyco equity-based awards (2)	119.8
Cash paid to Tyco in settlement of the working capital and net indebtedness adjustment (3)	84.4
Cash paid to Tyco shareholders in lieu of fractional common shares (4)	0.5
Total purchase price	$5,016.1

(1)	Equals 110.9 million Pentair Ltd. shares distributed to Tyco shareholders multiplied by the Merger date share price of $43.39.

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

(3)	In June 2013, cash was paid to Tyco in settlement of the working capital and net indebtedness adjustment.

(4)	Equals cash paid to Tyco shareholders in lieu of less than 0.1 million Pentair Ltd. fractional shares multiplied by the Merger date share price of $43.39.
The purchase price was allocated based on the estimated fair value of net assets acquired and liabilities assumed at the date of the Merger. During 2013, the Company recorded fair value adjustments to the preliminary purchase price allocation reported at December 31, 2012. Purchase price adjustments were applied retrospectively back to the date of the Merger. These adjustments did not have a material impact on net income (loss) in 2012 and, therefore, the Company has not adjusted its net income (loss) attributable to Pentair Ltd. for the year ended December 31, 2012.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Merger as originally reported in the Company's Form 10-K for the year ended December 31, 2012 and as revised for adjustments made during 2013:

In millions	As Originally Reported	As Revised
Cash and cash equivalents	$691.7	$691.7
Accounts and notes receivable	771.6	753.5
Inventories	1,046.2	999.7
Other current assets	98.2	94.1
Property, plant and equipment	822.0	785.7
Goodwill	2,520.1	2,741.8
Intangibles	1,425.1	1,441.9
Other non-current assets	275.1	241.1
Current liabilities	(856.3)	(881.4)
Long-term debt	(914.5)	(914.5)
Income taxes, including current and deferred	(364.6)	(304.0)
Other liabilities and redeemable noncontrolling interest	(591.5)	(633.5)
Total purchase price	$4,923.1	$5,016.1
The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $2,741.8 million. Goodwill was allocated to our reporting segments as follows: $1,511.6 million to Valves & Controls, $30.1 million to Process Technologies, $318.5 million to Flow Technologies, and $881.6 million to Technical Solutions. None of the goodwill recognized from the Merger is expected to be deductible for income tax purposes. Goodwill

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

recognized from the Merger reflects the current value of the expected future income resulting from synergies of our combined operations. Identifiable intangible assets acquired as part of the Merger were $1,441.9 million and include $362.3 million of indefinite life trade name intangibles and the following definite-lived intangibles: $920.0 million of customer relationships with a weighted average useful life of 14.2 years, $115.9 million of proprietary technology with a weighted average useful life of 13.7 years and $43.7 million of customer backlog with a weighted average useful life of less than one year.

In May 2011, we acquired, as part of Process Technologies, the Clean Process Technologies (“CPT”) division of privately held Norit Holding B.V. for $715.3 million (€502.7 million translated at the May 12, 2011 exchange rate). CPT’s results of operations have been included in our consolidated financial statements since the date of acquisition. CPT is a global leader in membrane solutions and clean process technologies in the high growth water and beverage filtration and separation segments. CPT provides sustainable purification systems and solutions for desalination, water reuse, industrial applications and beverage segments that effectively address the increasing challenges of clean water scarcity, rising energy costs and pollution. CPT’s product offerings include innovative ultrafiltration and nanofiltration membrane technologies, aseptic valves, CO2 recovery and control systems and specialty pumping equipment. Based in the Netherlands, CPT has broad sales diversity with the majority of revenues generated in European Union and Asia-Pacific countries.
The fair value of the CPT business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $451.8 million, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $197.2 million, including definite-lived intangibles, such as customer relationships and proprietary technology with a weighted average amortization period of approximately 10 years.
Pro forma results of material acquisitions
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Merger had been completed on January 1, 2011 and as though the CPT acquisition had been completed on January 1, 2010:

	Years ended December 31
In millions, except per-share data	2012	2011
Pro forma net sales	$7,409.9	$7,326.4
Pro forma net income (loss) attributable to Pentair Ltd.	157.5	(47.4)
Diluted earnings (loss) per common share attributable to Pentair Ltd.	0.75	(0.23)
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
The 2012 unaudited pro forma net income excludes the impact of $57.3 million of transaction related costs, $21.8 million of change of control costs and $178.1 million of non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog associated with the Merger.
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
Other acquisitions
On January 30, 2014, we acquired, as part of Process Technologies, the remaining 19.9 percent ownership interest in two entities, a U.S. entity and an international entity (collectively, Pentair Residential Filtration or “PRF”), from GE Water & Process Technologies (a unit of General Electric Company) (“GE”) for $134.3 million in cash. Prior to the acquisition, we held a 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses. There was no pro forma impact from this acquisition as the results of PRF were consolidated into our financial statements prior to acquiring the remaining interest.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

On October 4, 2012, we acquired, as part of Valves & Controls, the remaining 25 percent equity interest in Pentair Middle East Holding S.a.r.l. (“KEF”), a privately held company, for $100.0 million in cash. Prior to the acquisition, we held a 75 percent equity interest in KEF, a vertically integrated valve manufacturer in the Middle East. There was no pro forma impact from this acquisition as the results of KEF were consolidated into Flow Control’s financial statements prior to acquiring the remaining 25 percent interest in KEF.
Additionally, during the year ended December 31, 2012, we completed other small acquisitions as part of Process Technologies with purchase prices totaling $121.2 million in cash, net of cash acquired. Total goodwill recorded as part of the purchase price allocations was $80.9 million, $67.1 million of which is tax deductible.
During the year ended December 31, 2011, we completed other small acquisitions as part of Process Technologies with purchase prices totaling $21.6 million, consisting of $17.8 million in cash and $3.8 million as notes payable. Total goodwill recorded as part of the purchase price allocations was $14.4 million, none of which is tax deductible. The pro forma impact of these acquisitions was not material.
Total transaction costs related to acquisition activities in 2013, 2012, and 2011 were $8.2 million, $57.3 million and $8.2 million, respectively, and were expensed as incurred and recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a net gain of $16.8 million and $2.9 million, respectively. Goodwill of $5.3 million and $5.7 million was included in the assets of the business sold for Technical Solutions and Flow Technologies, respectively.

3.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2013	2012	2011
Net income (loss) attributable to Pentair Ltd.	$536.8	$(107.2)	$(7.5)
Weighted average common shares outstanding
Basic	201.1	127.4	98.2
Dilutive impact of stock options and restricted stock awards	3.5	—	—
Diluted	204.6	127.4	98.2
Earnings (loss) per common share attributable to Pentair Ltd.
Basic earnings (loss) per common share	$2.67	$(0.84)	$(0.08)
Diluted earnings (loss) per common share	$2.62	$(0.84)	$(0.08)
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	16.0	8.4

4.	Restructuring
During 2013, 2012 and 2011, we initiated certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,150 employees, which included 500 in Valves & Controls, 150 in Process Technologies, 200 in Flow Technologies and 300 in Technical Solutions. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 1,000 employees, which included 300 in Valves & Controls, 200 in Process Technologies, 300 in Flow Technologies and 200 in Technical Solutions. The 2011 initiatives included the reduction in hourly and salaried headcount of approximately 210 employees, which included 60 in Process Technologies, 100 in Flow Technologies and 50 in Technical Solutions.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2013	2012	2011
Severance and related costs	$87.3	$61.6	$11.5
Other	26.2	5.3	1.5
Total restructuring costs	$113.5	$66.9	$13.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Total restructuring costs related to Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions were $51.0 million, $8.8 million, $24.3 million and $19.4 million, respectively, for the year ended December 31, 2013. In addition, $10.0 million of restructuring costs were incurred during 2013 related to corporate restructuring initiatives. Total restructuring costs related to Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions were $5.1 million, $23.9 million, $25.2 million and $12.7 million, respectively, for the year ended December 31, 2012. Total restructuring costs related to Process Technologies, Flow Technologies and Technical Solutions were $3.9 million, $7.1 million and $2.0 million, respectively, for the year ended December 31, 2011.
We assumed $20.1 million of restructuring accruals in 2012 from actions initiated by Flow Control prior to the Merger relating to employee severance, facility exit and other restructuring costs. Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2013	2012
Beginning balance	$59.6	$12.8
Acquired	—	20.1
Costs incurred	87.3	61.6
Cash payments and other	(68.3)	(34.9)
Ending balance	$78.6	$59.6

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2013 and December 31, 2012 by reportable segment were as follows:

In millions	December 31, 2012	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2013
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,500.4	7.6	16.5	1,524.5
Flow Technologies	937.3	(5.7)	8.5	940.1
Technical Solutions	1,161.7	(5.3)	1.6	1,158.0
Total goodwill	$5,111.0	$(3.4)	$26.6	$5,134.2

In millions	December 31, 2011	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2012
Valves & Controls	$—	$1,511.6	$—	$1,511.6
Process Technologies	1,396.9	111.0	(7.5)	1,500.4
Flow Technologies	597.9	318.5	20.9	937.3
Technical Solutions	279.1	881.6	1.0	1,161.7
Total goodwill	$2,273.9	$2,822.7	$14.4	$5,111.0
In 2011, we recorded an impairment charge of $200.5 million in Process Technologies. Accumulated goodwill impairment losses were $200.5 million as of December 31, 2013 and December 31, 2012.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Identifiable intangible assets consisted of the following at December 31:

	2013			2012
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,286.8	$(243.8)	$1,043.0	$1,291.5	$(152.8)	$1,138.7
Trade names	2.1	(0.9)	1.2	1.5	(0.7)	0.8
Proprietary technology and patents	264.6	(80.1)	184.5	263.7	(57.7)	206.0
Backlog	2.6	(1.2)	1.4	43.7	(18.2)	25.5
Total finite-life intangibles	1,556.1	(326.0)	1,230.1	1,600.4	(229.4)	1,371.0
Indefinite-life intangibles
Trade names	546.0	—	546.0	555.9	—	555.9
Total intangibles	$2,102.1	$(326.0)	$1,776.1	$2,156.3	$(229.4)	$1,926.9
Identifiable intangible asset amortization expense in 2013, 2012 and 2011 was $137.2 million, $76.0 million and $41.9 million, respectively.
In 2013 we recorded an impairment charge for trade name intangible assets of $11.0 million in Technical Solutions. In 2012 we recorded an impairment charge for trade name intangible assets of $23.2 million, $25.9 million and $11.6 million in Process Technologies, Flow Technologies and Technical Solutions, respectively.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2014	2015	2016	2017	2018
Estimated amortization expense	$115.9	$115.5	$114.4	$112.9	$110.2

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

6.	Supplemental Balance Sheet Information

	December 31
In millions	2013	2012
Inventories
Raw materials and supplies	$557.2	$615.1
Work-in-process	166.5	207.6
Finished goods	519.6	511.2
Total inventories	$1,243.3	$1,333.9
Other current assets
Cost in excess of billings	$100.8	$124.4
Prepaid expenses	103.9	89.0
Deferred income taxes	162.0	82.6
Other current assets	22.7	38.5
Total other current assets	$389.4	$334.5
Property, plant and equipment, net
Land and land improvements	$251.3	$248.6
Buildings and leasehold improvements	516.8	474.4
Machinery and equipment	1,208.0	1,073.0
Construction in progress	72.6	102.9
Total property, plant and equipment	2,048.7	1,898.9
Accumulated depreciation and amortization	878.7	710.7
Total property, plant and equipment, net	$1,170.0	$1,188.2
Other non-current assets
Asbestos-related insurance receivable	$119.6	$131.0
Deferred income taxes	93.6	68.7
Other non-current assets	217.7	252.6
Total other non-current assets	$430.9	$452.3
Other current liabilities
Deferred revenue and customer deposits	$92.4	$127.2
Dividends payable	98.7	95.0
Billings in excess of cost	38.1	61.1
Accrued warranty	56.6	54.3
Other current liabilities	378.2	440.7
Total other current liabilities	$664.0	$778.3
Other non-current liabilities
Asbestos-related liabilities	$254.7	$278.9
Taxes payable	48.9	50.5
Other non-current liabilities	153.8	165.7
Total other non-current liabilities	$457.4	$495.1

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

7.	Supplemental Cash Flow Information
The following table summarizes supplemental cash flow information:

	Years ended December 31
In millions	2013	2012	2011
Cash paid for interest, net	$69.4	$66.7	$54.5
Cash paid for income taxes, net	92.9	82.2	64.4

8.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2013	2012
Unrecognized pension and other post-retirement benefit costs, net of tax	$—	$0.4
Cumulative translation adjustments	(34.7)	(3.4)
Market value of derivative financial instruments, net of tax	(8.9)	(8.6)
Accumulated other comprehensive income (loss)	$(43.6)	$(11.6)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at December 31, 2013	Maturity year	December 31
			2013	2012
Commercial paper	0.522%	2017	$528.9	$424.7
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	0.017%	2015-2030	4.7	8.9
Capital lease obligations	4.086%	2014-2025	21.5	23.8
Total debt			2,555.1	2,457.4
Less: Current maturities and short-term borrowings			(2.5)	(3.1)
Long-term debt			$2,552.6	$2,454.3
The 2015 Notes, 2017 Notes, 2019 Notes, New 2021 Notes and 2022 Notes (as defined below and, collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.
In December 2012, PFSA completed an exchange offer (the “Exchange Offer”) pursuant to which it exchanged $373.0 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc., a wholly-owned, indirect subsidiary of the Company (the “2021 Notes”) for a like amount of new 5.00% Senior Notes due 2021 of PFSA (the “New 2021 Notes”) plus $5.6 million in transaction-related costs. Upon completion of the Exchange Offer, $127.0 million in aggregate principal amount of 2021 Notes remained outstanding. The remaining 2021 Notes and New 2021 Notes are guaranteed as to payment by Pentair Ltd.
In November 2012, PFSA completed a private offering of $350.0 million aggregate principal amount of 1.35% Senior Notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 2.65% Senior Notes due 2019 (the “2019 Notes” and, collectively, the “2015/2019 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances,

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

PFSA may be required to pay additional interest on the 2015/2019 Notes. We used the net proceeds from the sale of the 2015/2019 Notes to repay commercial paper and for general corporate purposes.
In October 2012, we redeemed the remaining outstanding aggregate principal of our 5.65% fixed rate senior notes due 2013-2017 totaling $400.0 million and our 1.05% floating rate senior notes due 2013 totaling $100.0 million (the “Fixed/Floating Rate Notes”). The redemptions included make-whole premiums of $65.8 million. Concurrent with the redemption of the Fixed/Floating Rate Notes, we terminated a related interest rate swap that was designated as a cash flow hedge, which resulted in the reclassification of $3.4 million of previously unrecognized variable to fixed swap losses from AOCI to earnings in October 2012. All costs associated with the redemption were recorded as a Loss on the early extinguishment of debt including $0.6 million of unamortized deferred financing costs.
In September 2012, PFSA, completed a private offering of $550.0 million aggregate principal amount of 3.15% Senior Notes due 2022 (the “2022 Notes”) and $350 million aggregate principal amount of 1.875% Senior Notes due 2017 (the “2017 Notes” and, collectively, the “2017/2022 Notes”), which are guaranteed as to payment by Pentair Ltd. In certain circumstances, PFSA may be required to pay additional interest on the 2017/2022 Notes. The 2017/2022 Notes remained outstanding after the Merger. A portion of the net proceeds from the 2017/2022 Notes offering were used to repay $435.0 million to Tyco in conjunction with the Distribution and the Merger.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. The Credit Facility replaced Pentair, Inc.’s $700.0 million Former Credit Facility (as defined below). The Credit Facility matures in September 2017. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate (“LIBOR”) plus a specified margin based upon PFSA’s credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA’s credit ratings) on the amount of each lender’s commitment.
In May 2011, Pentair, Inc. completed a public offering of $500.0 million aggregate principal amount of the 2021 Notes. Pentair, Inc. used the net proceeds from the offering of the 2021 Notes to finance in part the CPT acquisition in 2011. The 2021 Notes which remain outstanding subsequent to the Exchange Offer are guaranteed as to payment by Pentair Ltd.
In April 2011, Pentair, Inc. entered into a Fourth Amended and Restated Credit Agreement that provided for an unsecured, committed revolving credit facility (the “Former Credit Facility”) of up to $700.0 million, with multi-currency sub-facilities to support investments outside the U.S. Borrowings under the Former Credit Facility bore interest at the rate of LIBOR plus 1.75%. We used borrowings under the Former Credit Facility to fund a portion of the CPT acquisition in 2011 and to repay $105.0 million of matured senior notes in May 2012. The Former Credit Facility was terminated in September 2012 in connection with the Merger and replaced by the Credit Facility, at which time the subsidiary guarantees in place under the Former Credit Facility ceased to exist.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2013 and 2012, we had $528.9 million and $424.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
We used borrowings under the Credit Facility and proceeds from the 2017/2022 Notes offering, to repay the Former Credit Facility and to pay other fees and expenses in connection with the Merger. Total availability under the Credit Facility was $921.1 million, of which none was outstanding as of December 31, 2013, which was not limited by any covenants contained in the Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in Note 13 and to purchase the remaining 25 percent interest in KEF for $100.0 million as discussed in Note 2.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger ("EBITDA") for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

liquidations during the period to which such calculation relates. As of December 31, 2013, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $86.7 million, of which none was outstanding at December 31, 2013. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at December 31, 2013 matures on a calendar year basis as follows:

In millions	2014	2015	2016	2017	2018	Thereafter	Total
Contractual debt obligation maturities	$—	$350.0	$—	$878.9	$—	$1,304.7	$2,533.6
Capital lease obligations	2.5	5.5	0.5	0.5	0.5	12.0	21.5
Total maturities	$2.5	$355.5	$0.5	$879.4	$0.5	$1,316.7	$2,555.1
As part of the Merger and CPT acquisition, we assumed capital lease obligations related primarily to land and buildings. As of December 31, 2013 and 2012, the recorded values of the assets acquired under those capital leases were $41.7 million and $40.5 million, respectively, less accumulated amortization of $7.6 million and $6.0 million, respectively, all of which were included in Property, plant and equipment, net on the Consolidated Balance Sheets.
Capital lease obligations consist of total future minimum lease payments of $23.3 million less the imputed interest of $1.8 million as of December 31, 2013.

10.	Derivatives and Financial Instruments
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
During the year ended December 31, 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2012 or December 31, 2013.
In September 2005, we entered into a $100.0 million interest rate swap agreement with several major financial institutions to exchange variable rate interest payment obligations for fixed rate obligations without the exchange of the underlying principal amounts in order to manage interest rate exposures. The effective date of the fixed rate swap was April 25, 2006. The swap agreement has a fixed interest rate of 4.68% and was set to expire in July 2013. The fixed interest rate of 4.68% plus the 0.60% interest rate spread over LIBOR results in an effective fixed interest rate of 5.28%. This swap was terminated in October 2012. A loss of $3.3 million was recognized upon termination and was recorded in Loss on early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2012.
Derivative gains and losses included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $5.3 million and $9.3 million in 2012 and 2011, respectively, and was recorded in Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
In April 2011, as part of our planned debt issuance to fund the CPT acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in AOCI in the Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

the 2021 Notes. The ending unrealized net loss in AOCI at December 31, 2013 and 2012 was $8.1 million and $9.2 million, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At December 31, 2013 and 2012, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $143.0 million and $163.7 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during 2013, 2012 and 2011 were not material.
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

The recorded amounts and estimated fair values of total debt at December 31 were as follows:

	2013		2012
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$528.9	$528.9	$427.7	$427.7
Fixed rate debt	2,026.2	2,002.2	2,029.7	2,081.3
Total debt	$2,555.1	$2,531.1	$2,457.4	$2,509.0

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$3.6	$—	$3.6
Foreign currency contract liabilities	—	(0.9)	—	(0.9)
Deferred compensation plan assets (1)	32.1	—	—	32.1
Total recurring fair value measurements	$32.1	$2.7	$—	$34.8
Nonrecurring fair value measurements (2)

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Recurring fair value measurements	December 31, 2012
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$2.9	$—	$2.9
Foreign currency contract liabilities	—	(0.5)	—	(0.5)
Deferred compensation plan assets (1)	22.4	—	—	22.4
Total recurring fair value measurements	$22.4	$2.4	$—	$24.8
Nonrecurring fair value measurements
Trade name intangibles (2)	$—	$—	$63.7	$63.7

(1)
Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)
In the fourth quarter of 2013 and 2012, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $11.0 million and $60.7 million for trade names intangibles in 2013 and 2012, respectively. The impairment charge in 2013 reduced the fair value of the impacted trade name intangibles to $0. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

11.	Income Taxes
Income (loss) before income taxes and noncontrolling interest consisted of the following:

	Years ended December 31
In millions	2013	2012	2011
Federal (1)	$328.7	$39.2	$(31.5)
International	397.7	(223.2)	74.7
Income (loss) before income taxes and noncontrolling interest	$726.4	$(184.0)	$43.2

(1)	As a result of the Merger, “Federal” reflects income (loss) before income taxes and noncontrolling interest for Switzerland in 2013 and 2012 and for the U.S. in 2011.
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2013	2012	2011
Currently payable
Federal (1)	$17.4	$6.5	$51.2
State	—	—	7.0
International (2)	111.2	61.0	23.9
Total current taxes	128.6	67.5	82.1
Deferred
Federal (1)	18.9	1.3	(26.2)
International (2)	36.3	(148.2)	(9.5)
Total deferred taxes	55.2	(146.9)	(35.7)
Total provision (benefit) for income taxes	$183.8	$(79.4)	$46.4

(1)	As a result of the Merger, “Federal” represents Swiss taxes for 2013 and 2012 and U.S. taxes for 2011.

(2)	As a result of the Merger, "International" represents non-Swiss taxes for 2013 and 2012 and non-U.S. taxes for 2011.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2013	2012	2011
Federal statutory income tax rate (1)	7.8	7.8	35.0
Tax effect of international operations (2)	10.5	23.6	(25.3)
Change in valuation allowances	5.5	—	—
Withholding taxes	1.0	—	—
Interest limitations	0.5	—	—
Non-deductible transaction costs	—	(4.7)	—
Impact of debt-financing	—	10.8	—
Resolution of tax audits	—	5.6	—
Goodwill	—	—	104.4
Domestic manufacturing deduction	—	—	(8.4)
State income taxes, net of federal tax benefit	—	—	4.3
All other, net	—	—	(2.7)
Effective tax rate	25.3	43.1	107.3

(1)	As a result of the Merger, the statutory rate for 2013 and 2012 reflects the Swiss statutory rate of 7.8 percent. For 2011, the statutory rate reflects the U.S. statutory rate of 35 percent.

(2)
As a result of the Merger, the tax effect of international operations for 2013 and 2012 consists of non-Swiss jurisdictions. For 2011, the tax effect of international operations consists of non-U.S. jurisdictions.

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2013	2012	2011
Beginning balance	$53.4	$26.5	$24.3
Gross increases for tax positions in prior periods	12.2	2.2	2.1
Gross decreases for tax positions in prior periods	(0.6)	(0.6)	(0.2)
Gross increases based on tax positions related to the current year	2.7	13.6	3.2
Gross decreases related to settlements with taxing authorities	(5.1)	(13.2)	(2.5)
Reductions due to statute expiration	(1.8)	(0.4)	(0.4)
Gross increases due to acquisitions	—	25.3	—
Ending balance	$60.8	$53.4	$26.5
Included in the $60.8 million of total gross unrecognized tax benefits as of December 31, 2013 was $58.5 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2013 may decrease by a range of $0 to $32.6 million during 2014, primarily as a result of the resolution of non-Swiss examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations.
The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service (“IRS”) has examined the Pentair, Inc. U.S. federal income tax returns through 2010 with no material adjustments. A number of tax periods from 2003 to present are under audit by tax authorities in various jurisdictions, including France, Germany, India and Italy. We anticipate that several of these audits may be concluded in the foreseeable future. We are also subject to the 2012 Tax Sharing Agreement, discussed below, which generally applies to pre-Distribution Tyco tax periods beginning in 1997 which remain subject to audit by the IRS.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Interest expense, respectively. As of December 31, 2013 and 2012, we have liabilities of $0.9 million and $1.3 million, respectively, for the possible payment of penalties and $8.9 million and $8.2 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Deferred taxes in the amount of $16.2 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2013	2012
Other current assets	$162.0	$82.6
Other non-current assets	93.6	68.7
Deferred tax liabilities	580.6	421.9
Net deferred tax liabilities	$325.0	$270.6
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2013	2012
Deferred tax assets
Accrued liabilities and reserves	$194.8	$172.8
Pension and other post-retirement benefits	77.3	73.7
Employee compensation & benefits	84.4	94.5
Tax loss and credit carryforwards	355.0	377.8
Other	—	9.4
Total deferred tax assets	711.5	728.2
Valuation allowance	237.4	174.4
Deferred tax assets, net of valuation allowance	474.1	553.8
Deferred tax liabilities
Property, plant and equipment	60.4	80.3
Goodwill and other intangibles	708.8	744.1
Other liabilities	29.9	—
Total deferred tax liabilities	799.1	824.4
Net deferred tax liabilities	$325.0	$270.6
As of December 31, 2013, tax loss carryforwards of $1,258.1 million were available to offset future income. A valuation allowance of $208.1 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to Non-U.S. carryforwards of $979.3 million which are subject to varying expiration periods and will begin to expire in 2014. In addition, there were $144.9 million of U.S. federal and $133.9 million of state tax loss carryforwards as of December 31, 2013, which will expire in future years through 2033.
On September 13, 2013, the U.S. Treasury and the IRS issued final regulations regarding the deduction and capitalization of expenditures related to tangible property. The final regulations under Internal Revenue Code Sections 162, 167 and 263(a) apply to amounts paid to acquire, produce, or improve tangible property as well as dispositions of such property and are generally effective for tax years beginning on or after January 1, 2014. We have evaluated these regulations and determined they will not have a material impact on our consolidated results of operations, cash flows or financial position.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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
In the event the Distribution, the spin-off of ADT, or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, ADT or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the spin-off of ADT, or any internal transaction is taxable are referred to herein as “Distribution Taxes.” If such failure is not the result of actions taken after the Distribution by us, ADT or Tyco, then we, ADT and Tyco would be responsible for any Distribution Taxes imposed on us, ADT or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT will have sole responsibility for any income tax liability arising as a result of Tyco’s acquisition of Brink’s Home Security Holdings, Inc. (“BHS”) in May 2010, including any liability of BHS under the tax sharing agreement between BHS and The Brink’s Company dated October 31, 2008 (collectively, the “BHS Tax Liabilities”). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes and BHS Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco. We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and ADT are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formula.
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
On July 1, 2013, Tyco announced that the Internal Revenue Service (“IRS”) issued Notices of Deficiency (“Tyco IRS Notices”) to Tyco asserting that several of Tyco's former U.S. subsidiaries collectively owe additional taxes in the aggregate amount of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco's tax filings as described below is ultimately successful. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments.
As we have previously disclosed, in connection with U.S. federal tax audits of Tyco and its subsidiaries, the IRS has previously raised issues and proposed tax adjustments for periods beginning with the 1997 tax year. The adjustments now asserted by the IRS under the Tyco IRS Notices primarily relate to the treatment of certain intercompany debt transactions. The IRS has asserted in the Tyco IRS Notices that substantially all of the intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has therefore disallowed interest and related deductions recognized associated with that intercompany debt on the U.S. income tax returns for those periods totaling approximately $2.9 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including the Distribution. As mentioned above, Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments. Tyco has advised us that it strongly disagrees with the IRS position and believes

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

(i) it has meritorious defenses for the respective tax filings, (ii) the IRS positions with regard to these matters are inconsistent with applicable tax laws and Treasury regulations, and (iii) the previously reported taxes for the years in question are appropriate.
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

12.	Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and Non-U.S. defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. In December 2007, we announced that we will be freezing certain U.S. pension plans as of December 31, 2017. Since the announcement, we have pursued a strategy of gradually shifting our U.S. pension asset allocations towards liability hedging assets such as fixed income instruments and away from equity securities. During the last quarter of 2012 we made significant progress in reducing the risk and volatility of our U.S. pension plans by taking the following steps:

•
We paid $331.0 million to settle pension obligations through a combination of lump sum payments to deferred vested participants and through the purchase of an annuity contract to settle obligations to plan participants in retiree status.

•	We made a special contribution of $190.0 million to fund our U.S. pension plans.

•	We accelerated our transition to increase the allocations of investments to liability hedging assets.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2013 and 2012:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2013	2012	2013	2012	2013	2012
Change in benefit obligations
Benefit obligation beginning of year	$394.3	$572.1	$460.8	$89.5	$59.3	$35.1
Service cost	15.6	12.9	8.4	3.3	0.3	0.2
Interest cost	14.3	28.2	17.9	7.5	1.9	1.9
Amendments	—	0.4	—	—	—	—
Benefit obligations assumed in Merger	—	10.8	—	338.6	—	16.7
Actuarial (gain) loss	(56.9)	128.8	(16.6)	26.6	(15.9)	8.2
Translation loss	—	—	9.7	1.5	—	—
Benefits paid	(20.4)	(358.9)	(18.2)	(6.2)	(3.2)	(2.8)
Benefit obligation end of year	$346.9	$394.3	$462.0	$460.8	$42.4	$59.3
Change in plan assets
Fair value of plan assets beginning of year	$326.2	$408.8	$249.0	$10.9	$—	$—
Actual return on plan assets	(28.9)	43.9	28.6	6.4	—	—
Plan assets acquired in Merger	—	7.6	—	227.3	—	—
Company contributions	8.9	224.8	21.9	10.4	3.2	2.8
Translation gain	—	—	5.2	0.2	—	—
Benefits paid	(20.4)	(358.9)	(18.2)	(6.2)	(3.2)	(2.8)
Fair value of plan assets end of year	$285.8	$326.2	$286.5	$249.0	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(61.1)	$(68.1)	$(175.5)	$(211.9)	$(42.4)	$(59.3)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post- retirement plans
In millions	2013	2012	2013	2012	2013	2012
Other non-current assets	$0.7	$—	$3.7	$—	$—	$—
Current liabilities	(3.9)	(3.5)	(4.7)	(4.9)	(3.7)	(4.5)
Non-current liabilities	(57.9)	(64.6)	(174.5)	(207.0)	(38.7)	(54.8)
Benefit obligations in excess of the fair value of plan assets	$(61.1)	$(68.1)	$(175.5)	$(211.9)	$(42.4)	$(59.3)
The accumulated benefit obligation for all defined benefit plans was $772.2 million and $804.2 million at December 31, 2013 and 2012, respectively.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 are as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2013	2012	2013	2012
U.S. pension plans
Projected benefit obligation	$76.3	$158.1	$76.3	$87.1
Fair value of plan assets	14.5	85.3	14.5	15.5
Accumulated benefit obligation	N/A	N/A	73.1	77.2
Non-U.S. pension plans
Projected benefit obligation	$438.2	$436.7	$420.4	$431.3
Fair value of plan assets	259.0	222.4	244.5	217.2
Accumulated benefit obligation	N/A	N/A	411.5	420.0
Components of net periodic benefit expense (income) for our pension plans for the years ended December 31 were as follows:

	U. S. pension plans			Non-U.S. pension plans
In millions	2013	2012	2011	2013	2012	2011
Service cost	$15.6	$12.9	$10.3	$8.4	$3.3	$2.2
Interest cost	14.3	28.2	28.6	17.9	7.5	4.1
Expected return on plan assets	(9.7)	(29.4)	(27.9)	(15.2)	(3.9)	(0.5)
Amortization of prior year service cost (benefit)	0.4	—	—	(0.2)	—	—
Net actuarial (gain) loss	(18.3)	114.3	59.0	(30.0)	24.2	4.2
Net periodic benefit expense (income)	$2.3	$126.0	$70.0	$(19.1)	$31.1	$10.0
Components of net periodic benefit expense (income) for our other post-retirement plans for the years ended December 31 were as follows:

	Other post-retirement plans
In millions	2013	2012	2011
Service cost	$0.3	$0.2	$0.2
Interest cost	1.9	1.9	1.9
Amortization of prior year service benefit	(0.8)	—	—
Net actuarial (gain) loss	(15.9)	8.1	2.4
Net periodic benefit (income) expense	$(14.5)	$10.2	$4.5

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	4.51%	3.67%	5.05%	4.13%	3.85%	4.82%	4.35%	3.40%	5.05%
Rate of compensation increase	4.00%	4.37%	4.00%	3.02%	3.02%	2.98%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount rate	3.67%	5.05%	5.90%	3.85%	4.82%	5.13%	3.40%	5.05%	5.90%
Expected long-term return on plan assets	3.75%	7.50%	8.00%	5.98%	4.09%	4.50%	—	—	—
Rate of compensation increase	4.37%	4.21%	4.00%	3.02%	2.98%	2.98%	—	—	—
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. pension plans of 4.51%, 3.67% and 5.05% in 2013, 2012 and 2011, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50% to 5.00%, 0.50% to 4.50% and 0.75% to 5.00% in 2013, 2012 and 2011, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2014.
Expected rates of return
Our expected rates of return on U.S. pension plan assets were 3.75%, 7.50% and 8.00% for 2013, 2012 and 2011, respectively. The expected rates of return on non-U.S. pension plan assets ranged from 1.00% to 6.50%, 1.00% to 4.60% and 0.25% to 5.20% in 2013, 2012 and 2011, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of (9.90)%, 10.80% and 7.80% in 2013, 2012 and 2011, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2013	2012
Healthcare cost trend rate assumed for following year	7.0%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year the cost trend rate reaches the ultimate trend rate	2027	2027

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2013:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$0.1	$(0.1)
Increase (decrease) in other post-retirement benefit obligations	1.2	(1.0)
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This is achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2013, the U.S. pension plans have an approximately 92 percent allocation to fixed income investments.
Asset allocation
Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

	U.S. pension plans
	Actual		Target
Percentages	2013	2012	2013	2012
Equity securities	—%	32%	—	—
Fixed income	92%	56%	100%	100%
Alternative	7%	7%	—	—
Cash	1%	5%	—	—

	Non-U.S. pension plans
	Actual		Target
Percentages	2013	2012	2013	2012
Equity securities	54%	51%	56%	55%
Fixed income	41%	42%	44%	45%
Alternative	3%	3%	—	—
Cash	2%	4%	—	—
While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.8	$5.9	$—	$7.7
Fixed income:
Corporate and non U.S. government	—	262.2	—	262.2
U.S. treasuries	—	75.5	—	75.5
Mortgage-backed securities	—	8.7	—	8.7
Other	—	34.1	—	34.1
Global equity securities:
Mid cap equity	—	7.3	—	7.3
Large cap equity	—	43.5	—	43.5
International equity	—	101.9	—	101.9
Long/short equity	—	0.6	—	0.6
Other investments	—	11.8	19.0	30.8
Total fair value of plan assets	$1.8	$551.5	$19.0	$572.3

	December 31, 2012
In millions	Level 1	Level 2	Level 3	Total
Cash equivalents	$6.2	$21.2	$—	$27.4
Fixed income:
Corporate and non U.S. government	—	164.3	—	164.3
U.S. treasuries	—	69.4	—	69.4
Mortgage-backed securities	—	23.4	—	23.4
Other	—	28.1	—	28.1
Global equity securities:
Mid cap equity	—	6.7	—	6.7
Large cap equity	—	89.0	—	89.0
International equity	—	89.8	—	89.8
Long/short equity	—	47.6	—	47.6
Other investments	—	11.2	18.3	29.5
Total fair value of plan assets	$6.2	$550.7	$18.3	$575.2

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

•
Global equity securities: Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2013 and 2012, respectively:

In millions	January 1, 2013	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2013
Other investments	$18.3	$1.9	$(1.2)	$—	$19.0
Total	$18.3	$1.9	$(1.2)	$—	$19.0

In millions	January 1, 2012	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2012
Other investments	$19.0	$1.1	$(1.8)	$—	$18.3
Fixed income investments	1.0	—	(1.0)	—	—
Total	$20.0	$1.1	$(2.8)	$—	$18.3
Cash flows
Contributions
Pension contributions totaled $30.8 million and $235.2 million in 2013 and 2012, respectively. Our 2014 pension contributions are expected to be approximately $32.0 million to $37.0 million. The 2014 expected contributions will equal or exceed our minimum funding requirements.

Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2014	$8.6	$18.6	$3.7
2015	9.8	16.2	3.5
2016	12.3	17.2	3.4
2017	13.7	18.5	3.4
2018	16.2	19.8	3.3
2019-2023	103.8	113.1	14.9
Savings plan
We have a 401(k) plan (“the 401(k) plan”) with an employee share ownership (“ESOP”) bonus component, which covers certain union and all non-union U.S. employees who meet certain age requirements. Under the 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

– 19 years of service, an additional 2% match at 20 – 24 years, an additional 3% match at 25 – 29 years and an additional 4% match at 30+ years. Participants are 100% vested in the employer match after 3 years of service.
On December 31, 2013, the Flow 401(k) plan merged into the 401(k) plan and all employees covered by the Flow 401(k) plan became fully vested in their Flow 401(k) plan employer matching contributions and all future employer matching contributions will be made under the 401(k) plan matching contribution formula.
Our combined expense for the 401(k) plan, the Flow 401(k) plan and the ESOP was $26.8 million, $19.7 million and $15.8 million in 2013, 2012 and 2011, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $53.3 million and $52.6 million as of December 31, 2013 and 2012, respectively, and is included in Pension and other post-retirement compensation and benefits in the Consolidated Balance Sheets.
Multi-employer defined benefit plans
We participate in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material in 2013, 2012 and 2011.

13.	Shareholders’ Equity
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

Share repurchases
In December 2011, the Board of Directors authorized the repurchase of our common shares up to a maximum dollar limit of $25.0 million. No repurchases were made under this authorization in 2012, and the authorization expired on September 28, 2012 in connection with the closing of the Merger.
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. As of December 31, 2013, we had repurchased 19.6 million of our common shares for $1.05 billion pursuant to these authorizations and had $150.0 million remaining available for repurchases under these authorizations.
In December 2013, the Board of Directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the combined $1.2 billion prior share repurchase authorization. The authorization expires on December 31, 2016. No repurchases were made under this authorization in 2013.
Dividends payable
At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $98.7 million at December 31, 2013. Dividends paid per common share were $0.96, $0.88 and $0.80 for the years ended December 31, 2013, 2012 and 2011, respectively.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

14.	Share Plans
Share-based compensation expense
Total share-based compensation expense for 2013, 2012 and 2011 was $31.1 million, $35.8 million and $19.5 million, respectively. The expense for 2012 included $13.5 million of expense due to the Merger triggering change of control provisions of Pentair, Inc. share-based compensation plans resulting in immediate vesting of certain outstanding awards.
Share Incentive Plans
Prior to the Merger, our board of directors approved, and Tyco as our sole shareholder approved, the Pentair Ltd. 2012 Stock and Incentive Plan (the “2012 Plan”). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our common shares. The shares may be issued as new shares or from shares held in treasury. Our practice is to settle equity-based awards from shares held in treasury. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of nonqualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.
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
In connection with the Distribution, we issued a total of $109.0 million like-kind equity-based awards under the 2012 Plan to former Tyco equity-based award holders in replacement of a portion of their Tyco equity-based awards. Such awards do not deplete the 9.0 million of our common shares reserved for issuance under the 2012 Plan. Of the total issued, $39.8 million in like-kind equity-based awards were issued to former holders who are active employees of our company, and $69.2 million like-kind equity-based awards were issued to former holders who are not employees of our company. As no change of control provisions related to Tyco equity-based awards were triggered by the Distribution or the Merger, the original vesting and exercise term provisions remain in effect for all such replacement equity-based awards.
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
Non-qualified and incentive stock options
Under the 2012 Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire ten years after the grant date. Annual expense for the fair value of stock options was $10.9 million in 2013, $11.6 million in 2012 and $8.9 million in 2011.
Restricted shares and restricted stock units
Under the 2012 Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest three to four years after issuance, subject to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period. Annual expense for the fair value of restricted shares and restricted stock units was $20.2 million in 2013, $24.2 million in 2012 and $10.6 million in 2011.
Stock appreciation rights, performance shares and performance units
Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and tied to specific financial metrics.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2013:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2013	8.4	$32.13
Granted	1.0	50.83
Exercised	(2.9)	30.84
Forfeited	(0.2)	37.25
Expired	(0.1)	28.82
Outstanding as of December 31, 2013	6.2	$35.53	5.6	$255.3
Options exercisable as of December 31, 2013	4.7	$32.78	4.7	$205.8
Options expected to vest as of December 31, 2013	1.5	$44.27	8.5	$48.0
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2013, 2012 and 2011 was estimated to be $13.96, $9.63 and $9.98 per share, respectively. The weighted-average grant date fair value of options assumed in the Merger was estimated to be $11.76. The total intrinsic value of options that were exercised during 2013, 2012 and 2011 was $68.9 million, $41.6 million and $10.9 million, respectively. At December 31, 2013, the total unrecognized compensation cost related to stock options was $5.3 million. This cost is expected to be recognized over a weighted average period of 1.4 years.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2013	2012		2011
	Granted by Pentair plans	Assumed in Merger	Granted by Pentair plans	Granted by Pentair plans
Risk-free interest rate	0.69%	0.02 - 0.68%	0.96%	1.51%
Expected dividend yield	2.01%	2.12%	2.48%	2.32%
Expected share price volatility	36.0%	33.0%	36.5%	35.5%
Expected term (years)	5.7	0.1 - 5.1	5.7	5.5

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
Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $102.3 million, $91.6 million and $14.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $23.5 million, $12.2 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2013:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2013	1.6	$38.97
Granted	0.4	50.80
Vested	(0.5)	34.49
Forfeited	(0.2)	41.48
Outstanding as of December 31, 2013	1.3	$43.25
As of December 31, 2013, there was $25.3 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011, was $23.4 million, $58.0 million and $10.2 million, respectively. The actual tax benefits realized related to restricted share compensation arrangements totaled $7.2 million, $18.8 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

15.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•
Valves & Controls — The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals and operates as a stand-alone Global Business Unit ("GBU").

•
Process Technologies — The Process Technologies segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. The Filtration & Process and Aquatic Systems GBUs comprise this segment.

•
Flow Technologies — The Flow Technologies segment designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications. The Flow Technologies segment operates as a stand-alone GBU.

•
Technical Solutions — The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications. The Technical Solutions segment operates as a stand-alone GBU.

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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Financial information by reportable segment is included in the following summary:

	2013	2012	2011	2013	2012	2011
In millions	Net sales			Operating income (loss)
Valves & Controls	$2,469.2	$548.6	$—	$161.4	$(76.8)	$—
Process Technologies	1,765.9	1,521.1	1,345.9	243.2	132.5	(40.2)
Flow Technologies	1,618.5	1,136.7	1,042.7	149.7	35.5	97.9
Technical Solutions	1,663.4	1,236.4	1,086.8	285.0	165.0	185.8
Other	(37.3)	(26.7)	(18.7)	(65.3)	(299.3)	(143.3)
Consolidated	$7,479.7	$4,416.1	$3,456.7	$774.0	$(43.1)	$100.2
	Identifiable assets (1)			Depreciation
Valves & Controls	$4,204.0	$4,369.6	$—	$64.0	$15.1	$—
Process Technologies	2,707.7	2,670.2	2,476.2	29.2	29.2	27.1
Flow Technologies	2,050.4	2,112.4	1,316.0	22.1	16.6	15.5
Technical Solutions	2,093.4	2,154.2	651.7	23.6	18.9	17.7
Other	687.8	576.3	142.4	10.0	8.0	5.9
Consolidated	$11,743.3	$11,882.7	$4,586.3	$148.9	$87.8	$66.2
	Amortization			Capital expenditures
Valves & Controls	$69.3	$21.7	$—	$67.2	$21.9	$—
Process Technologies	26.0	24.4	21.8	45.2	31.2	30.6
Flow Technologies	16.7	13.6	17.8	26.2	18.7	18.8
Technical Solutions	25.2	16.2	2.3	16.2	13.5	15.6
Other	—	0.1	—	15.2	9.2	8.3
Consolidated	$137.2	$76.0	$41.9	$170.0	$94.5	$73.3

(1)	All cash and cash equivalents are included in “Other.”
The following tables present certain geographic information:

	2013	2012	2011	2013	2012	2011
In millions	Net sales			Long-lived assets
U.S.	$3,431.3	$2,624.3	$2,336.8	$365.4	$372.8	$195.6
Europe	1,912.0	912.6	701.9	462.4	394.2	140.3
Australia	761.2	213.2	52.3	145.7	170.5	0.5
Asia and other	1,375.2	666.0	365.7	196.5	250.7	51.1
Consolidated	$7,479.7	$4,416.1	$3,456.7	$1,170.0	$1,188.2	$387.5
Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant and equipment, net of related depreciation.
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2013, 2012, or 2011.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

16.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2013	2012	2011
Gross rental expense	$78.7	$45.3	$39.9
Sublease rental income	(0.9)	(0.5)	(0.5)
Net rental expense	$77.8	$44.8	$39.4
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2013 were as follows:

In millions	2014	2015	2016	2017	2018	Thereafter	Total
Minimum lease payments	$55.5	$40.7	$30.1	$21.5	$13.5	$23.5	$184.8
Minimum sublease rentals	(1.0)	(0.9)	(0.7)	(0.1)	(0.1)	(0.1)	(2.9)
Net future minimum lease commitments	$54.5	$39.8	$29.4	$21.4	$13.4	$23.4	$181.9

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
As of December 31, 2013, there were approximately 2,000 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,200 claims outstanding as of December 31, 2013. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $254.7 million and $278.9 million as of December 31, 2013 and 2012, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $119.6 million and $131.0 million, respectively, at December 31, 2013 and 2012 and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $39.3 million and $49.2 million as of December 31, 2013 and 2012, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

The changes in the carrying amount of service and product warranties for the years ended December 31, 2013 and 2012 were as follows:

	Years ended December 31
In millions	2013	2012
Beginning balance	$54.3	$29.4
Service and product warranty provision	63.4	55.7
Payments	(61.2)	(53.3)
Acquired	—	22.1
Translation	0.1	0.4
Ending balance	$56.6	$54.3
Stand-by Letters of Credit, Bank Guarantees and Bonds
In certain situations, Tyco guaranteed Flow Control’s performance to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of December 31, 2013 and 2012, the outstanding value of bonds, letters of credit and bank guarantees totaled $484.0 million and $493.2 million, respectively.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

17.	Selected Quarterly Data (Unaudited)
The following table presents 2013 and 2012 quarterly financial information:

	2013
In millions, except per-share data	First	Second	Third	Fourth	Year
Net sales	$1,774.5	$1,963.7	$1,824.8	$1,916.7	$7,479.7
Gross profit	523.8	667.4	637.6	644.1	2,472.9
Operating income	74.3	225.9	240.0	233.8	774.0
Net income before noncontrolling interest	53.3	155.4	174.2	159.7	542.6
Net income attributable to Pentair Ltd.	51.7	154.1	172.8	158.2	536.8
Earnings per common share attributable to Pentair Ltd. (1)
Basic	$0.25	$0.76	$0.87	$0.80	$2.67
Diluted	0.25	0.75	0.85	0.78	2.62

	2012
In millions, except per-share data	First	Second	Third	Fourth	Year
Net sales	$858.2	$941.5	$865.5	$1,750.9	$4,416.1
Gross profit	280.7	312.1	278.1	398.7	1,269.6
Operating income (loss)	86.5	119.3	55.2	(304.1)	(43.1)
Net income (loss) before noncontrolling interest	63.1	74.4	32.6	(274.7)	(104.6)
Net income (loss) attributable to Pentair Ltd.	61.7	72.8	31.4	(273.1)	(107.2)
Earnings (loss) per common share attributable to Pentair Ltd. (1)
Basic	$0.63	$0.73	$0.31	$(1.31)	$(0.84)
Diluted	0.62	0.72	0.31	(1.31)	(0.84)

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average common shares outstanding during that period.
Fourth quarter 2013 includes an increase in operating income of $63.2 million related to "mark-to-market" actuarial gains on pension and other post-retirement benefit plans for 2013. Fourth quarter 2013 also includes decreases in operating income due to restructuring costs of $61.6 million and impairment charges of $11.0 million related to trade name intangibles.
First quarter 2013 includes a decrease in operating income of $76.8 million due to inventory step-up and customer backlog related to the Merger and restructuring costs of $27.4 million.
Third quarter 2012 includes a decrease in operating income of $52.7 million due to costs and expenses related to the Merger.
Fourth quarter 2012 includes the results of the operations acquired in the Merger. Flow Control’s net sales and net loss for the period from the acquisition date to December 31, 2012 were $886.5 million and $117.0 million, respectively. Fourth quarter 2012 also includes decreases in operating income related to "mark-to-market" actuarial losses on pension and other post-retirement benefit plans of $146.3 million, inventory step-up and customer backlog related to the Merger of $179.6 million, loss on early extinguishment of debt of $75.4 million, impairment charges of $60.7 million related to trade name intangibles, restructuring costs of $55.3 million and acquisition costs and expenses of $12.0 million.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

18.	Financial Statements of Parent Company Guarantor
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
Each entity in the consolidating financial information follows the same accounting policies as described in Note 1.
The following present the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheet and Condensed Consolidating Statement of Cash Flows as of and for the years ended December 31, 2013 and 2012. Since the Parent Company Guarantor and the Subsidiary Issuer were acquired in the Merger, there was no guarantee of the Notes in effect prior to the Merger. The historical consolidated financial statements of Pentair Ltd. for the year ended December 31, 2011 include all non-guarantor subsidiaries. Consequently, no consolidating financial information for the year ended December 31, 2011 is presented.

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$7,479.7	$—	$7,479.7
Cost of goods sold	—	—	5,006.8	—	5,006.8
Gross profit	—	—	2,472.9	—	2,472.9
Selling, general and administrative	21.0	13.3	1,527.8	—	1,562.1
Research and development	—	—	125.8	—	125.8
Impairment of trade names and goodwill	—	—	11.0	—	11.0
Operating (loss) income	(21.0)	(13.3)	808.3	—	774.0
Loss (earnings) from investment in subsidiaries	(564.1)	(533.7)	—	1,097.8	—
Other (income) expense:
Gain on sale of businesses, net	—	—	(19.7)	—	(19.7)
Equity income of unconsolidated subsidiaries	—	—	(1.8)	—	(1.8)
Interest income	—	(99.2)	(56.6)	148.2	(7.6)
Interest expense	5.6	106.0	113.3	(148.2)	76.7
Income (loss) before income taxes and noncontrolling interest	537.5	513.6	773.1	(1,097.8)	726.4
Provision for income taxes	0.7	1.4	181.7	—	183.8
Net income (loss) before noncontrolling interest	536.8	512.2	591.4	(1,097.8)	542.6
Noncontrolling interest	—	—	5.8	—	5.8
Net income (loss) attributable to Pentair Ltd.	$536.8	$512.2	$585.6	$(1,097.8)	$536.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$536.8	$512.2	$591.4	$(1,097.8)	$542.6
Changes in cumulative translation adjustment	(31.3)	(31.3)	(29.1)	62.6	(29.1)
Amortization of pension and other post-retirement prior service cost	(0.4)	(0.4)	(0.4)	0.8	(0.4)
Changes in market value of derivative financial instruments	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Total comprehensive income (loss)	504.8	480.2	561.6	(1,033.8)	512.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	8.0	—	8.0
Comprehensive income (loss) attributable to Pentair Ltd.	$504.8	$480.2	$553.6	$(1,033.8)	$504.8

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$0.5	$47.0	$217.6	$—	$265.1
Accounts and notes receivable, net	2.9	4.0	1,391.0	(63.6)	1,334.3
Inventories	—	—	1,243.3	—	1,243.3
Other current assets	1.4	0.6	387.4	—	389.4
Total current assets	4.8	51.6	3,239.3	(63.6)	3,232.1
Property, plant and equipment, net	—	—	1,170.0	—	1,170.0
Other assets
Investments in subsidiaries	6,224.7	8,066.6	—	(14,291.3)	—
Goodwill	—	—	5,134.2	—	5,134.2
Intangibles, net	—	—	1,776.1	—	1,776.1
Other non-current assets	31.6	1,302.7	393.3	(1,296.7)	430.9
Total other assets	6,256.3	9,369.3	7,303.6	(15,588.0)	7,341.2
Total assets	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$2.5	$—	$2.5
Accounts payable	48.1	8.6	603.5	(63.6)	596.6
Employee compensation and benefits	0.5	—	346.6	—	347.1
Other current liabilities	99.6	11.7	552.7	—	664.0
Total current liabilities	148.2	20.3	1,505.3	(63.6)	1,610.2
Other liabilities
Long-term debt	—	2,401.9	1,447.4	(1,296.7)	2,552.6
Pension and other post-retirement compensation and benefits	—	—	324.8	—	324.8
Deferred tax liabilities	—	2.2	578.4	—	580.6
Other non-current liabilities	17.6	—	439.8	—	457.4
Total liabilities	165.8	2,424.4	4,295.7	(1,360.3)	5,525.6
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,095.3	6,996.5	7,294.8	(14,291.3)	6,095.3
Noncontrolling interest	—	—	122.4	—	122.4
Total equity	6,095.3	6,996.5	7,417.2	(14,291.3)	6,217.7
Total liabilities and equity	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$534.2	$514.0	$964.9	$(1,097.8)	$915.3
Investing activities
Capital expenditures	—	—	(170.0)	—	(170.0)
Proceeds from sale of property and equipment	—	—	6.0	—	6.0
Proceeds from sale of businesses, net	—	—	43.5	—	43.5
Acquisitions, net of cash acquired	—	—	(92.4)	—	(92.4)
Other	—	—	1.7	—	1.7
Net cash provided by (used for) investing activities	—	—	(211.2)	—	(211.2)
Financing activities
Net receipts from commercial paper and revolving long-term debt	—	104.2	—	—	104.2
Proceeds from long-term debt	—	—	0.7	—	0.7
Repayment of long-term debt	—	—	(7.4)	—	(7.4)
Debt issuance costs	—	(1.4)	—	—	(1.4)
Net change in advances to subsidiaries	(339.5)	(569.8)	(188.5)	1,097.8	—
Excess tax benefits from share-based compensation	—	—	16.8	—	16.8
Shares issued to employees, net of shares withheld	—	—	80.0	—	80.0
Repurchases of common shares	—	—	(715.8)	—	(715.8)
Dividends paid	(194.2)	—	—	—	(194.2)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(533.7)	(467.0)	(816.2)	1,097.8	(719.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	18.8	—	18.8
Change in cash and cash equivalents	0.5	47.0	(43.7)	—	3.8
Cash and cash equivalents, beginning of year	—	—	261.3	—	261.3
Cash and cash equivalents, end of year	$0.5	$47.0	$217.6	$—	$265.1

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year ended December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$4,416.1	$—	$4,416.1
Cost of goods sold	—	—	3,146.5	—	3,146.5
Gross profit	—	—	1,269.6	—	1,269.6
Selling, general and administrative	5.0	(3.8)	1,157.2	—	1,158.4
Research and development	—	—	93.6	—	93.6
Impairment of trade names and goodwill	—	—	60.7	—	60.7
Operating (loss) income	(5.0)	3.8	(41.9)	—	(43.1)
Loss (earnings) from investment in subsidiaries	101.4	102.3	—	(203.7)	—
Other (income) expense:
Loss on early extinguishment of debt	—	—	75.4	—	75.4
Equity income of unconsolidated subsidiaries	—	—	(2.1)	—	(2.1)
Interest income	—	(9.2)	(2.9)	9.2	(2.9)
Interest expense	0.1	10.2	69.4	(9.2)	70.5
Income (loss) before income taxes and noncontrolling interest	(106.5)	(99.5)	(181.7)	203.7	(184.0)
Provision (benefit) for income taxes	0.7	1.1	(81.2)	—	(79.4)
Net income (loss) before noncontrolling interest	(107.2)	(100.6)	(100.5)	203.7	(104.6)
Noncontrolling interest	—	—	2.6	—	2.6
Net income (loss) attributable to Pentair Ltd.	$(107.2)	$(100.6)	$(103.1)	$203.7	$(107.2)
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(107.2)	$(100.6)	$(100.5)	$203.7	$(104.6)
Changes in cumulative translation adjustment	30.0	30.0	31.4	(60.0)	31.4
Amortization of pension and other post-retirement prior service cost	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Changes in market value of derivative financial instruments	(3.6)	(3.6)	(3.6)	7.2	(3.6)
Total comprehensive income (loss)	(81.1)	(74.5)	(73.0)	151.5	(77.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	4.0	—	4.0
Comprehensive income (loss) attributable to Pentair Ltd.	$(81.1)	$(74.5)	$(77.0)	$151.5	$(81.1)

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$—	$—	$261.3	$—	$261.3
Accounts and notes receivable, net	20.2	1,458.3	1,330.7	(1,534.6)	$1,274.6
Inventories	—	—	1,333.9	—	$1,333.9
Other current assets	85.8	—	333.1	(84.4)	$334.5
Total current assets	106.0	1,458.3	3,259.0	(1,619.0)	3,204.3
Property, plant and equipment, net	—	—	1,188.2	—	1,188.2
Other assets
Investments in subsidiaries	6,486.3	7,464.6	—	(13,950.9)	—
Goodwill	—	—	5,111.0	—	5,111.0
Intangibles, net	—	—	1,926.9	—	1,926.9
Other non-current assets	31.6	6.9	413.8	—	452.3
Total other assets	6,517.9	7,471.5	7,451.7	(13,950.9)	7,490.2
Total assets	$6,623.9	$8,929.8	$11,898.9	$(15,569.9)	$11,882.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$3.1	$—	$3.1
Accounts payable	54.3	1.7	587.3	(76.3)	567.0
Employee compensation and benefits	—	—	296.7	—	296.7
Other current liabilities	180.9	11.5	670.3	(84.4)	778.3
Total current liabilities	235.2	13.2	1,557.4	(160.7)	1,645.1
Other liabilities
Long-term debt	—	2,297.7	1,614.9	(1,458.3)	2,454.3
Pension and other post-retirement compensation and benefits	—	—	378.8	—	378.8
Deferred tax liabilities	—	—	421.9	—	421.9
Other non-current liabilities	17.6	—	477.5	—	495.1
Total liabilities	252.8	2,310.9	4,450.5	(1,619.0)	5,395.2
Equity
Shareholders’ equity attributable to Pentair Ltd. and subsidiaries	6,371.1	6,618.9	7,332.0	(13,950.9)	6,371.1
Noncontrolling interest	—	—	116.4	—	116.4
Total equity	6,371.1	6,618.9	7,448.4	(13,950.9)	6,487.5
Total liabilities and equity	$6,623.9	$8,929.8	$11,898.9	$(15,569.9)	$11,882.7

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year ended December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$(109.0)	$(88.2)	$61.5	$203.7	$68.0
Investing activities
Capital expenditures	—	—	(94.5)	—	(94.5)
Proceeds from sale of property and equipment	—	—	5.5	—	5.5
Acquisitions, net of cash acquired	—	300.1	170.4	—	470.5
Other	—	—	(5.9)	—	(5.9)
Net cash provided by (used for) investing activities	—	300.1	75.5	—	375.6
Financing activities
Net repayments on short-term borrowings	—	—	(3.7)	—	(3.7)
Net receipts (repayments) from commercial paper and revolving long-term debt	—	424.7	(170.9)	—	253.8
Proceeds from long-term debt	—	594.3	—	—	594.3
Repayment of long-term debt	—	—	(617.2)	—	(617.2)
Debt issuance costs	—	(8.7)	(1.0)	—	(9.7)
Debt extinguishment costs	—	—	(74.8)	—	(74.8)
Net change in advances to subsidiaries	157.0	(1,222.2)	1,268.9	(203.7)	—
Excess tax benefits from share-based compensation	—	—	5.0	—	5.0
Shares issued to employees, net of shares withheld	—	—	68.2	—	68.2
Repurchases of common shares	—	—	(334.2)	—	(334.2)
Dividends paid	(48.0)	—	(64.4)	—	(112.4)
Distributions to noncontrolling interest	—	—	(1.6)	—	(1.6)
Net cash provided by (used for) financing activities	109.0	(211.9)	74.3	(203.7)	(232.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.1)	—	(0.1)
Change in cash and cash equivalents	—	—	211.2	—	211.2
Cash and cash equivalents, beginning of year	—	—	50.1	—	50.1
Cash and cash equivalents, end of year	$—	$—	$261.3	$—	$261.3

Pentair Ltd. and Subsidiaries
Notes to consolidated financial statements

19.	Disclosures Required by Swiss Law
We are subject to statutory reporting requirements in Switzerland. The following disclosures are presented in accordance with, and are based on definitions contained in, the Swiss Code of Obligations.
Personnel expenses
Total personnel expenses were $2,114.3 million and $1,233.7 million in 2013 and 2012, respectively.
Fire insurance value
The fire insurance values of property, plant, and equipment was $4,913.3 million at December 31, 2013.
Risk assessment
Our board of directors is responsible for assessing our major risks and overseeing that appropriate risk management and control procedures are in place. The audit committee of the board meets to review and discuss, as determined to be appropriate, our major financial and accounting risk exposures and related policies and practices with management, the internal auditors and the independent registered public accountants to assess and control such exposures and assist the board in fulfilling its oversight responsibilities regarding our policies and guidelines with respect to risk assessment and risk management. Our risk assessment process was in place during fiscal 2013 and 2012 and followed by the board of directors.

20.	Proposed Redomicile
On December 10, 2013, Pentair Ltd. entered into a Merger Agreement (the “Merger Agreement”) with Pentair plc, a newly-formed Irish public limited company and subsidiary of Pentair (“Pentair-Ireland”). Under the Merger Agreement, and subject to the conditions set forth in the Merger Agreement, Pentair will merge with and into Pentair-Ireland, with Pentair-Ireland being the surviving company (the “Redomicile”), thereby changing the jurisdiction of organization of the publicly-traded parent company from Switzerland to Ireland. Pentair shareholders will receive one ordinary share of Pentair-Ireland for each common share of Pentair held immediately prior to the Redomicile.
Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that it is centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have its tax residency in the U.K. Pentair-Ireland will continue to own and conduct the same businesses as Pentair owned and conducted prior to the Merger, except that Pentair-Ireland will replace Pentair as the publicly-traded parent company. Pentair-Ireland will remain subject to U.S. Securities and Exchange Commission reporting requirements and the applicable corporate governance rules of the New York Stock Exchange.
The Redomicile is subject to Pentair shareholder approval of the Merger Agreement and certain other conditions. Pentair’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders, which Pentair expects to be held during the second quarter of 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2013, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2013 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2014 annual general meeting of shareholders under the captions “Corporate Governance Matters,” “Proposal 1 Re-election of Nine Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2014 annual general meeting of shareholders under the captions “Corporate Governance Matters — Committees of the Board — Compensation Committee,” “Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2014 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2013, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan (1)	3,126,023	(1)	$41.77	(2)	7,696,028	(3)
2008 Omnibus Stock Incentive Plan (2)	3,043,654	(4)	32.98	(2)	—	(5)
2004 Omnibus Stock Incentive Plan (2)	1,615,325		33.56		—	(5)
Outside Directors Non-qualified Stock Option Plan (2)	242,259		36.17		—	(5)
Total	8,027,261		$36.62	(2)	7,696,028

(1)	Consists of 2,030,193 shares subject to stock options and 1,095,830 shares subject to restricted stock units.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 2,772,321 shares subject to stock options and 271,333 shares subject to restricted stock units.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2014 annual general meeting of shareholders under the captions “Corporate Governance Matters — Board Governance,” “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2014 annual general meeting of shareholders under the caption “Proposal 7 Election of Auditors – Service Fees Paid to the Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31,     2013, 2012 and 2011
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2014.

PENTAIR LTD.

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2014.

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
Angela D. Lageson
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair Ltd. and Subsidiaries

In millions	Beginning balance	Additions charged to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2013	$14.0	$51.8	$2.4	$(2.6)	$60.8
Year ended December 31, 2012	$16.0	$1.6	$4.0	$0.4	$14.0
Year ended December 31, 2011	$17.1	$4.4	$4.7	$(0.8)	$16.0

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects

EXHIBIT INDEX

Exhibit Number	Exhibit
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

2.4
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 011-11625)).*

3.1
Amended and Restated Articles of Association of Pentair Ltd. (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

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

10.3
Pentair Ltd. 2012 Stock and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 4, 2013 (File No. 001-11625)).*

10.4
Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.5
Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 4, 2013 (File No. 001-11625)).*

10.6
Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.7
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.8
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.9
Pentair Ltd. 2008 Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.10
Pentair Ltd. Omnibus Stock Incentive Plan, as amended (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.11
Pentair Ltd. Outside Directors Nonqualified Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14
Form of Key Executive Employment and Severance Agreement for Michael V. Schrock, Frederick S. Koury and Michael G. Meyer (Incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15
Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin, Angela D. Lageson and Todd R. Gleason (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.16	Form of Key Executive Employment and Severance Agreement for Karl R. Frykman, Netha N. Johnson, Alok Maskara, Philip Pejovich and Christopher Stevens.

10.17
Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).*

10.18
Form of Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.19
Pentair Ltd. Compensation Plan for Non-Employee Directors, as amended (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.20
Pentair Ltd. Employee Stock Purchase and Bonus Plan (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.21
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.22
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.23
Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.24
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.25
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.26
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.27
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.28
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated as of September 28, 2012 (Incorporated by reference to Exhibit 10.17 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.29
Confidentiality and Non-Competition Agreement, dated January 6, 2005, between Pentair, Inc. and Michael Schrock (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on January 10, 2005 (File No. 000-04689)).*

10.30
Agreement, dated March 6, 2013, between Pentair Ltd. and Randall J. Hogan (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on March 8, 2013 (File No. 011-11625)*

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

101
The following materials from Pentair Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2013 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.