Form 10-Q
period 2014-03-29
PENTAIR LTD
filed 2014-04-22
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 29, 2014, 194,702,369 shares of Registrant’s common stock were outstanding.

Pentair Ltd. and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
In millions, except per-share data	March 29, 2014	March 30, 2013
Net sales	$1,725.2	$1,774.5
Cost of goods sold	1,146.9	1,250.7
Gross profit	578.3	523.8
Selling, general and administrative	368.4	416.0
Research and development	30.0	33.5
Operating income	179.9	74.3
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.4)	(0.2)
Loss (gain) on sale of businesses	8.0	(16.7)
Net interest expense	15.7	17.0
Income before income taxes and noncontrolling interest	156.6	74.2
Provision for income taxes	38.0	20.9
Net income before noncontrolling interest	118.6	53.3
Noncontrolling interest	—	1.6
Net income attributable to Pentair Ltd.	$118.6	$51.7
Comprehensive income (loss), net of tax
Net income before noncontrolling interest	$118.6	$53.3
Changes in cumulative translation adjustment	(27.9)	(76.9)
Changes in market value of derivative financial instruments, net of $0.1 and $0.4 tax, respectively	0.2	0.7
Total comprehensive income (loss)	90.9	(22.9)
Less: Comprehensive income attributable to noncontrolling interest	—	0.7
Comprehensive income (loss) attributable to Pentair Ltd.	$90.9	$(23.6)
Earnings per common share attributable to Pentair Ltd.
Basic	$0.60	$0.25
Diluted	$0.59	$0.25
Weighted average common shares outstanding
Basic	196.2	204.8
Diluted	199.7	208.2
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 29, 2014	December 31, 2013
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$211.1	$265.1
Accounts and notes receivable, net of allowances of $103.9 and $115.1, respectively	1,410.7	1,334.3
Inventories	1,271.6	1,243.3
Other current assets	411.9	389.4
Total current assets	3,305.3	3,232.1
Property, plant and equipment, net	1,162.0	1,170.0
Other assets
Goodwill	5,098.9	5,134.2
Intangibles, net	1,747.7	1,776.1
Other non-current assets	452.6	430.9
Total other assets	7,299.2	7,341.2
Total assets	$11,766.5	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$2.8	$2.5
Accounts payable	575.4	596.6
Employee compensation and benefits	294.6	347.1
Other current liabilities	655.3	664.0
Total current liabilities	1,528.1	1,610.2
Other liabilities
Long-term debt	2,933.8	2,552.6
Pension and other post-retirement compensation and benefits	318.6	324.8
Deferred tax liabilities	599.5	580.6
Other non-current liabilities	450.2	457.4
Total liabilities	5,830.2	5,525.6
Equity
Common shares CHF 0.50 par value, 213.0 authorized and issued at March 29, 2014 and December 31, 2013, respectively	113.5	113.5
Common shares held in treasury, 18.3 and 15.6 shares at March 29, 2014 and December 31, 2013, respectively	(1,105.1)	(875.1)
Capital contribution reserve	5,051.5	5,071.4
Retained earnings	1,947.7	1,829.1
Accumulated other comprehensive income (loss)	(71.3)	(43.6)
Shareholders’ equity attributable to Pentair Ltd.	5,936.3	6,095.3
Noncontrolling interest	—	122.4
Total equity	5,936.3	6,217.7
Total liabilities and equity	$11,766.5	$11,743.3
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 29, 2014	March 30, 2013
Operating activities
Net income before noncontrolling interest	$118.6	$53.3
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.4)	(0.2)
Depreciation	37.3	38.1
Amortization	29.4	41.8
Deferred income taxes	0.1	2.0
Loss (gain) on sale of businesses	8.0	(16.7)
Share-based compensation	7.4	10.4
Excess tax benefits from share-based compensation	(6.1)	—
Loss on sale of assets	0.4	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(78.0)	(129.4)
Inventories	(28.8)	29.1
Other current assets	(25.3)	(21.7)
Accounts payable	(35.9)	20.9
Employee compensation and benefits	(53.3)	(25.7)
Other current liabilities	37.0	8.9
Other non-current assets and liabilities	(9.8)	9.1
Net cash provided by (used for) operating activities	0.6	19.9
Investing activities
Capital expenditures	(27.2)	(49.7)
Proceeds from sale of property and equipment	0.4	0.9
Proceeds from sale of businesses, net	—	30.0
Other	(0.5)	0.3
Net cash provided by (used for) investing activities	(27.3)	(18.5)
Financing activities
Net receipts of short-term borrowings	0.3	2.9
Net receipts of commercial paper and revolving long-term debt	381.9	139.6
Repayments of long-term debt	(0.9)	(1.7)
Debt issuance costs	—	(1.3)
Excess tax benefits from share-based compensation	6.1	—
Shares issued to employees, net of shares withheld	24.0	11.8
Repurchases of common shares	(252.2)	(140.3)
Dividends paid	(49.2)	(47.2)
Purchase of noncontrolling interest	(134.7)	—
Distribution to noncontrolling interest	—	(2.0)
Net cash provided by (used for) financing activities	(24.7)	(38.2)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(10.0)
Change in cash and cash equivalents	(54.0)	(46.8)
Cash and cash equivalents, beginning of period	265.1	261.3
Cash and cash equivalents, end of period	$211.1	$214.5
See accompanying notes to condensed consolidated financial statements.

Pentair Ltd. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	118.6	—	118.6	—	118.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(27.7)	(27.7)	—	(27.7)
Dividends declared	—	—	—	—	0.6	—	—	0.6	—	0.6
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	—	—	(3.5)	(269.6)	—	—	—	(269.6)	—	(269.6)
Exercise of options, net of shares tendered for payment	—	—	0.7	34.3	(7.1)	—	—	27.2	—	27.2
Issuance of restricted shares, net of cancellations	—	—	0.2	7.3	(7.3)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.0)	(1.2)	—	—	(3.2)	—	(3.2)
Share-based compensation	—	—	—	—	7.4	—	—	7.4	—	7.4
Balance - March 29, 2014	213.0	$113.5	(18.3)	$(1,105.1)	$5,051.5	$1,947.7	$(71.3)	$5,936.3	$—	$5,936.3

In millions	Common shares		Treasury shares		Capital contribution reserve	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair Ltd.	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income	—	—	—	—	—	51.7	—	51.7	1.6	53.3
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(75.3)	(75.3)	(0.9)	(76.2)
Tax benefits of share-based compensation	—	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared	—	—	—	—	0.8	—	—	0.8	—	0.8
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(2.7)	(140.3)	—	—	—	(140.3)	—	(140.3)
Exercise of options, net of shares tendered for payment	—	—	0.8	33.8	(12.0)	—	—	21.8	—	21.8
Issuance of restricted shares, net of cancellations	—	—	0.5	24.0	(24.0)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(8.5)	(1.5)	—	—	(10.0)	—	(10.0)
Share-based compensation	—	—	—	—	10.4	—	—	10.4	—	10.4
Balance - March 30, 2013	213.0	$113.5	(8.5)	$(406.5)	$5,272.3	$1,344.0	$(86.9)	$6,236.4	$115.1	$6,351.5

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

During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation.
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.

2.	Acquisitions and Divestitures
Acquisitions
On January 30, 2014, we acquired, as part of Process Technologies, the remaining 19.9 percent ownership interest in a U.S. entity and an international entity (collectively, "Pentair Residential Filtration" or “PRF”), from GE Water & Process Technologies (a unit of General Electric Company) (“GE”) for $134.3 million in cash. Prior to the acquisition, we held an 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses. There was no material pro forma impact from this acquisition as the results of PRF were consolidated into our financial statements prior to acquiring the remaining interest.
Divestitures
During the three months ended March 29, 2014, we sold a business that was part of Flow Technologies resulting in a loss of $8.0 million.
During the three months ended March 30, 2013, we sold a business that was part of Technical Solutions for a cash purchase price of $30.0 million, net of transaction costs, resulting in a gain of $16.7 million. Goodwill of $5.3 million was included in the assets of the business sold. The sales price was subject to a working capital adjustment and we received an additional $0.1 million cash in the third quarter of 2013 as a result.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.	Share Plans
Total share-based compensation expense for the three months ended March 29, 2014 and March 30, 2013 was as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013
Restricted stock units	$4.9	$6.8
Stock options	2.5	3.6
Total share-based compensation expense	$7.4	$10.4

In the first quarter of 2014, we issued our annual share-based compensation grants under the Pentair Ltd. 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.7 million, of which 0.5 million were stock options and 0.2 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $23.35 and $78.72, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2014 Annual Grant
Risk-free interest rate	1.43%
Expected dividend yield	1.45%
Expected share price volatility	35.3%
Expected term (years)	5.6
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
During the three months ended March 29, 2014 and the year ended December 31, 2013, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2014 initiatives included the reduction in hourly and salaried headcount of approximately 450 employees, consisting of approximately 100 in Valves & Controls, 50 in Process Technologies, 250 in Flow Technologies and 50 in Technical Solutions. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,150 employees, consisting of approximately 500 in Valves & Controls, 150 in Process Technologies, 200 in Flow Technologies and 300 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013
Severance and related costs	$18.4	$20.1
Other	4.8	1.5
Total restructuring costs	$23.2	$21.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Total restructuring costs related to Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions were $9.8 million, $2.6 million, $8.2 million and $2.6 million, respectively, for the three months ended March 29, 2014. Total restructuring costs related to Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions were $4.8 million, $1.5 million, $5.0 million and $10.3 million, respectively, for the three months ended March 30, 2013.
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 29, 2014:

In millions	March 29, 2014
Beginning balance	$78.6
Costs incurred	18.4
Cash payments and other	(17.8)
Ending balance	$79.2

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 29, 2014	March 30, 2013
Net income attributable to Pentair Ltd.	$118.6	$51.7
Weighted average common shares outstanding
Basic	196.2	204.8
Dilutive impact of stock options and restricted stock units	3.5	3.4
Diluted	199.7	208.2
Earnings per common share attributable to Pentair Ltd.
Basic earnings per common share	$0.60	$0.25
Diluted earnings per common share	$0.59	$0.25
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.5	1.0

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	March 29, 2014	December 31, 2013
Inventories
Raw materials and supplies	$564.2	$557.2
Work-in-process	164.8	166.5
Finished goods	542.6	519.6
Total inventories	$1,271.6	$1,243.3
Other current assets
Cost in excess of billings	$108.7	$100.8
Prepaid expenses	123.8	103.9
Deferred income taxes	160.9	162.0
Other current assets	18.5	22.7
Total other current assets	$411.9	$389.4
Property, plant and equipment, net
Land and land improvements	$242.5	$251.3
Buildings and leasehold improvements	523.0	516.8
Machinery and equipment	1,238.0	1,208.0
Construction in progress	76.5	72.6
Total property, plant and equipment	2,080.0	2,048.7
Accumulated depreciation and amortization	918.0	878.7
Total property, plant and equipment, net	$1,162.0	$1,170.0
Other non-current assets
Asbestos-related insurance receivable	$119.3	$119.6
Deferred income taxes	136.3	93.6
Other non-current assets	197.0	217.7
Total other non-current assets	$452.6	$430.9
Other current liabilities
Deferred revenue and customer deposits	$104.8	$92.4
Dividends payable	48.7	98.7
Billings in excess of cost	42.6	38.1
Accrued warranty	56.0	56.6
Other current liabilities	403.2	378.2
Total other current liabilities	$655.3	$664.0
Other non-current liabilities
Asbestos-related liabilities	$254.1	$254.7
Taxes payable	50.4	48.9
Other non-current liabilities	145.7	153.8
Total other non-current liabilities	$450.2	$457.4

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2013	Acquisitions/ divestitures	Foreign currency translation/other	March 29, 2014
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,524.5	—	(0.9)	1,523.6
Flow Technologies	940.1	—	(34.7)	905.4
Technical Solutions	1,158.0	—	0.3	1,158.3
Total goodwill	$5,134.2	$—	$(35.3)	$5,098.9
Identifiable intangible assets consisted of the following:

	March 29, 2014			December 31, 2013
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,286.7	$(267.8)	$1,018.9	$1,286.8	$(243.8)	$1,043.0
Trade names	2.1	(1.0)	1.1	2.1	(0.9)	1.2
Proprietary technology and patents	262.8	(83.6)	179.2	264.6	(80.1)	184.5
Backlog	2.6	(0.9)	1.7	2.6	(1.2)	1.4
Total finite-life intangibles	$1,554.2	$(353.3)	$1,200.9	$1,556.1	$(326.0)	$1,230.1
Indefinite-life intangibles
Trade names	546.8	—	546.8	546.0	—	546.0
Total intangibles, net	$2,101.0	$(353.3)	$1,747.7	$2,102.1	$(326.0)	$1,776.1
Intangible asset amortization expense was $29.4 million and $41.8 million for the three months ended March 29, 2014 and March 30, 2013, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

	Q2 - Q4
In millions	2014	2015	2016	2017	2018	2019
Estimated amortization expense	$86.8	$115.4	$114.4	$112.8	$110.2	$102.5

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 29, 2014	Maturity Year	March 29, 2014	December 31, 2013
Commercial paper	0.504%	2017	$896.3	$528.9
Revolving credit facilities	1.402%	2017	14.5	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	1.400%	2014-2030	5.1	4.7
Capital lease obligations	4.017%	2014-2025	20.7	21.5
Total debt			2,936.6	2,555.1
Less: Current maturities and short-term borrowings			(2.8)	(2.5)
Long-term debt			$2,933.8	$2,552.6
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of our outstanding commercial paper. As of March 29, 2014 and December 31, 2013, we had $896.3 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $539.2 million as of March 29, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

liquidations during the period to which such calculation relates. As of March 29, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $86.2 million, of which none was outstanding at March 29, 2014. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at March 29, 2014 matures on a calendar year basis as follows:

	Q2 - Q4
In millions	2014	2015	2016	2017	2018	2019	Thereafter	Total
Contractual debt obligation maturities	$0.3	$350.0	$—	$1,260.8	$—	$250.0	$1,054.8	$2,915.9
Capital lease obligations	1.9	5.5	0.5	0.5	0.5	0.5	11.3	20.7
Total maturities	$2.2	$355.5	$0.5	$1,261.3	$0.5	$250.5	$1,066.1	$2,936.6
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $22.3 million less the imputed interest of $1.6 million as of March 29, 2014.
As of March 29, 2014 and December 31, 2013, assets under capital lease were $41.8 million and $41.7 million, respectively, less accumulated amortization of $7.9 million and $7.6 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $7.8 million and $8.1 million at March 29, 2014 and December 31, 2013, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At March 29, 2014 and December 31, 2013, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $131.6 million and $143.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three months ended March 29, 2014 and March 30, 2013 were not material.

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

The recorded amounts and estimated fair values of total debt were as follows:

	March 29, 2014		December 31, 2013
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$910.8	$910.8	$528.9	$528.9
Fixed rate debt	2,025.8	2,046.9	2,026.2	2,002.2
Total debt	$2,936.6	$2,957.7	$2,555.1	$2,531.1
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 29, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.3	$—	$2.3
Foreign currency contract liabilities	—	(1.5)	—	(1.5)
Deferred compensation plan (1)	25.3	—	—	25.3
Total recurring fair value measurements	$25.3	$0.8	$—	$26.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$3.6	$—	$3.6
Foreign currency contract liabilities	—	(0.9)	—	(0.9)
Deferred compensation plan (1)	32.1	—	—	32.1
Total recurring fair value measurements	$32.1	$2.7	$—	$34.8
Nonrecurring fair value measurements (2)

(1)
Deferred compensation plan assets include mutual funds and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of these assets was based on quoted market prices in active markets.

(2)
In the fourth quarter of 2013, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $11.0 million for trade names intangibles. The impairment charge reduced the fair value of the impacted trade name intangible to $0. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

10.	Income Taxes
The provision for income taxes consists of provisions for Swiss federal and international income taxes. We operate in an international environment with operations in various locations outside Switzerland. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the three months ended March 29, 2014 was 24.3% compared to 28.2% for the three months ended March 30, 2013. Our effective income tax rate was lower due to the mix of global earnings and the timing of losses in jurisdictions where we recognize no tax benefits. The decreases were partially offset by the unfavorable impact of the expiration of certain provisions of the U.S. Internal Revenue Code.
We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $62.5 million and $60.8 million at March 29, 2014 and December 31, 2013, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	U.S. pension plans
	Three months ended
In millions	March 29, 2014	March 30, 2013
Service cost	$3.3	$3.9
Interest cost	3.8	3.6
Expected return on plan assets	(2.6)	(2.4)
Net periodic benefit cost	$4.5	$5.1

	Non-U.S. pension plans
	Three months ended
In millions	March 29, 2014	March 30, 2013
Service cost	$2.0	$2.4
Interest cost	4.7	4.4
Expected return on plan assets	(4.2)	(3.8)
Net periodic benefit cost	$2.5	$3.0
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 29, 2014 and March 30, 2013 were not material.

12.	Shareholders’ Equity
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. In October 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability for repurchase under these 2012 authorizations. In December 2013, our board of directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorizations.

During the three months ended March 29, 2014, we repurchased 3.5 million of our common shares for $269.6 million pursuant to these authorizations. As of March 29, 2014, we had $880.4 million remaining available for share repurchases under the December 2013 authorization.
Dividends payable
At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provides that dividends of $1.00 per share will be made out of our Capital contribution reserve equity position in our statutory accounts to our shareholders in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $48.7 million and $98.7 million at March 29, 2014 and December 31, 2013, respectively. Dividends paid per common share were $0.25 and $0.23 for the quarter ended March 29, 2014 and March 30, 2013, respectively.
On February 25, 2014, our board of directors recommended that our shareholders approve at the 2014 annual general meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2015. The proposal provides that dividends of $1.20 per share will be made out of our Capital contribution reserve to shareholders in quarterly installments of $0.30 per share for each of the third and fourth quarters of 2014 and the first and second quarters of 2015.

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

13.	Segment information
Financial information by reportable segment is shown below:

	Three months ended
In millions	March 29, 2014	March 30, 2013
Net sales
Valves & Controls	$534.8	$585.8
Process Technologies	418.3	396.6
Flow Technologies	364.1	390.6
Technical Solutions	415.3	410.0
Other	(7.3)	(8.5)
Consolidated	$1,725.2	$1,774.5
Operating income (loss)
Valves & Controls	$52.2	$(18.6)
Process Technologies	46.3	43.4
Flow Technologies	27.5	31.4
Technical Solutions	76.2	53.3
Other	(22.3)	(35.2)
Consolidated	$179.9	$74.3

14.	Commitments and Contingencies
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
As of March 29, 2014, there were approximately 2,100 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of March 29, 2014. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $254.1 million and $254.7 million as of March 29, 2014 and December 31, 2013, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $119.3

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

million and $119.6 million as of March 29, 2014 and December 31, 2013, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $39.2 million and $39.3 million as of March 29, 2014 and December 31, 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the three months ended March 29, 2014 were as follows:

In millions	March 29, 2014
Beginning balance	$56.6
Service and product warranty provision	13.3
Payments	(13.9)
Ending balance	$56.0
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

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
As of March 29, 2014 and December 31, 2013, the outstanding value of bonds, letters of credit and bank guarantees totaled $527.7 million and $484.0 million, respectively.

15.	Financial Statements of Parent Company Guarantor
Pentair Ltd. (the “Parent Company Guarantor”), fully and unconditionally, guarantees the Notes of Pentair Finance S.A. (the “Subsidiary Issuer”). The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Parent Company Guarantor.
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows of:

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

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 29, 2014

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$1,725.2	$—	$1,725.2
Cost of goods sold	—	—	1,146.9	—	1,146.9
Gross profit	—	—	578.3	—	578.3
Selling, general and administrative	(0.3)	3.3	365.4	—	368.4
Research and development	—	—	30.0	—	30.0
Operating income (loss)	0.3	(3.3)	182.9	—	179.9
Loss (earnings) from investment in subsidiaries	(118.6)	(127.1)	—	245.7	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.4)	—	(0.4)
Loss on sale of business	—	—	8.0	—	8.0
Net interest expense	0.3	0.9	14.5	—	15.7
Income (loss) before income taxes	118.6	122.9	160.8	(245.7)	156.6
Provision for income taxes	—	—	38.0	—	38.0
Net income (loss) attributable to Pentair Ltd.	$118.6	$122.9	$122.8	$(245.7)	$118.6
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair Ltd.	$118.6	$122.9	$122.8	$(245.7)	$118.6
Changes in cumulative translation adjustment	(27.9)	(27.9)	(27.9)	55.8	(27.9)
Changes in market value of derivative financial instruments	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss) attributable to Pentair Ltd.	$90.9	$95.2	$95.1	$(190.3)	$90.9

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Balance Sheet
March 29, 2014

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Assets
Current assets
Cash and cash equivalents	$0.2	$0.4	$210.5	$—	$211.1
Accounts and notes receivable, net	14.7	10.2	1,522.1	(136.3)	1,410.7
Inventories	—	—	1,271.6	—	1,271.6
Other current assets	0.9	1.2	409.8	—	411.9
Total current assets	15.8	11.8	3,414.0	(136.3)	3,305.3
Property, plant and equipment, net	—	—	1,162.0	—	1,162.0
Other assets
Investments in subsidiaries	6,064.8	8,105.1	—	(14,169.9)	—
Goodwill	—	—	5,098.9	—	5,098.9
Intangibles, net	—	—	1,747.7	—	1,747.7
Other non-current assets	31.6	1,700.8	415.3	(1,695.1)	452.6
Total other assets	6,096.4	9,805.9	7,261.9	(15,865.0)	7,299.2
Total assets	$6,112.2	$9,817.7	$11,837.9	$(16,001.3)	$11,766.5
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$2.8	$—	$2.8
Accounts payable	108.5	2.9	600.3	(136.3)	575.4
Employee compensation and benefits	0.1	—	294.5	—	294.6
Other current liabilities	49.7	13.9	591.7	—	655.3
Total current liabilities	158.3	16.8	1,489.3	(136.3)	1,528.1
Other liabilities
Long-term debt	—	2,769.3	1,859.6	(1,695.1)	2,933.8
Pension and other post-retirement compensation and benefits	—	—	318.6	—	318.6
Deferred tax liabilities	—	2.9	596.6	—	599.5
Other non-current liabilities	17.6	—	432.6	—	450.2
Total liabilities	175.9	2,789.0	4,696.7	(1,831.4)	5,830.2
Equity	5,936.3	7,028.7	7,141.2	(14,169.9)	5,936.3
Total liabilities and equity	$6,112.2	$9,817.7	$11,837.9	$(16,001.3)	$11,766.5

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 29, 2014

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$118.0	$125.6	$2.7	$(245.7)	$0.6
Investing activities
Capital expenditures	—	—	(27.2)	—	(27.2)
Proceeds from sale of property and equipment	—	—	0.4	—	0.4
Other	—	—	(0.5)	—	(0.5)
Net cash provided by (used for) investing activities	—	—	(27.3)	—	(27.3)
Financing activities
Net receipts (repayments) of short-term borrowings	—	—	0.3	—	0.3
Net receipts (repayments) of commercial paper and revolving long-term debt	—	367.4	14.5	—	381.9
Repayments of long-term debt	—	—	(0.9)	—	(0.9)
Net change in advances to subsidiaries	(69.1)	(539.6)	363.0	245.7	—
Excess tax benefits from share-based compensation	—	—	6.1	—	6.1
Shares issued to employees, net of shares withheld	—	—	24.0	—	24.0
Repurchases of common shares	—	—	(252.2)	—	(252.2)
Dividends paid	(49.2)	—	—	—	(49.2)
Purchase of noncontrolling interest	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(118.3)	(172.2)	20.1	245.7	(24.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)
Change in cash and cash equivalents	(0.3)	(46.6)	(7.1)	—	(54.0)
Cash and cash equivalents, beginning of period	0.5	47.0	217.6	—	265.1
Cash and cash equivalents, end of period	$0.2	$0.4	$210.5	$—	$211.1

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

 Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 30, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Net sales	$—	$—	$1,774.5	$—	$1,774.5
Cost of goods sold	—	—	1,250.7	—	1,250.7
Gross profit	—	—	523.8	—	523.8
Selling, general and administrative	(1.0)	3.6	413.4	—	416.0
Research and development	—	—	33.5	—	33.5
Operating income (loss)	1.0	(3.6)	76.9	—	74.3
Loss (earnings) from investment in subsidiaries	(50.7)	(54.9)	—	105.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.2)	—	(0.2)
Gain on sale of business	—	—	(16.7)	—	(16.7)
Net interest expense	0.3	2.6	14.1	—	17.0
Income (loss) before income taxes and noncontrolling interest	51.4	48.7	79.7	(105.6)	74.2
Provision (benefit) for income taxes	(0.3)	—	21.2	—	20.9
Net income (loss) before noncontrolling interest	51.7	48.7	58.5	(105.6)	53.3
Noncontrolling interest	—	—	1.6	—	1.6
Net income (loss) attributable to Pentair Ltd.	$51.7	$48.7	$56.9	$(105.6)	$51.7
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$51.7	$48.7	$58.5	$(105.6)	$53.3
Changes in cumulative translation adjustment	(76.0)	(76.0)	(76.9)	152.0	(76.9)
Changes in market value of derivative financial instruments	0.7	0.7	0.7	(1.4)	0.7
Total comprehensive income (loss)	(23.6)	(26.6)	(17.7)	45.0	(22.9)
Less: Comprehensive income attributable to noncontrolling interest	—	—	0.7	—	0.7
Comprehensive income (loss) attributable to Pentair Ltd.	$(23.6)	$(26.6)	$(18.4)	$45.0	$(23.6)

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

Pentair Ltd. and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Pentair Ltd. and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Three months ended March 30, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Pentair Ltd. and Subsidiaries Consolidated
Operating activities
Net cash provided by (used for) operating activities	$95.1	$50.9	$(20.1)	$(106.0)	$19.9
Investing activities
Capital expenditures	—	—	(49.7)	—	(49.7)
Proceeds from sale of property and equipment	—	—	0.9	—	0.9
Proceeds from sale of businesses, net	—	—	30.0	—	30.0
Other	—	—	0.3	—	0.3
Net cash provided by (used for) investing activities	—	—	(18.5)	—	(18.5)
Financing activities
Net receipts (repayments) of short-term borrowings	—	—	2.9	—	2.9
Net receipts (repayments) of commercial paper and revolving long-term debt	—	102.6	37.0	—	139.6
Repayments of long-term debt	—	—	(1.7)	—	(1.7)
Debt issuance costs	—	(1.1)	(0.2)	—	(1.3)
Net change in advances to subsidiaries	(47.9)	(152.4)	94.3	106.0	—
Shares issued to employees, net of shares withheld	—	—	11.8	—	11.8
Repurchases of common shares	—	—	(140.3)	—	(140.3)
Dividends paid	(47.2)	—	—	—	(47.2)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(95.1)	(50.9)	1.8	106.0	(38.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(10.0)	—	(10.0)
Change in cash and cash equivalents	—	—	(46.8)	—	(46.8)
Cash and cash equivalents, beginning of period	—	—	261.3	—	261.3
Cash and cash equivalents, end of period	$—	$—	$214.5	$—	$214.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the Redomicile (as defined below) and achieve the expected benefits from the Redomicile; the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including in our 2013 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair Ltd. assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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

We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first three months of 2014, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions represented approximately 31 percent, 24 percent, 21 percent and 24 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2013 and the first three months of 2014 and will likely impact our results in the future:

•
In September 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the amount and timing of anticipated growth opportunities and cost and tax synergies as described in ITEM 1A – Risk Factors of our 2013 Annual Report on Form 10-K.

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our organic growth will likely be limited.

•
Despite the overall strength of our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may negatively affect the capital spending plans of our customers and lead to lower sales volumes for us.

•	Economic uncertainty in Australia has negatively impacted business results and may continue to do so for the foreseeable future.

•
Through 2013 and the first three months of 2014, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2013 was $751.3 million. Our free cash flow for the first three months of 2014 was a usage of $26.2 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2014. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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
Upon completion of the Redomicile, Pentair-Ireland intends to manage its affairs so that it is centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have its tax residency in the U.K. Pentair-Ireland will continue to own and conduct the same businesses as Pentair owned and conducted prior to the Merger, except that Pentair-Ireland will replace Pentair as the publicly-traded parent company. Pentair-Ireland will remain subject to U.S. Securities and Exchange Commission (“SEC”) reporting requirements and the applicable corporate governance rules of the New York Stock Exchange ("NYSE").
The Redomicile is subject to Pentair shareholder approval of the Merger Agreement and certain other conditions. Pentair’s shareholders will be asked to vote to approve the Merger Agreement at an extraordinary general meeting of shareholders to be held on May 20, 2014.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013	$ change	% / point change
Net sales	$1,725.2	$1,774.5	$(49.3)	(2.8)%
Cost of goods sold	1,146.9	1,250.7	(103.8)	(8.3)%
Gross profit	578.3	523.8	54.5	10.4%
% of net sales	33.5%	29.5%		4.0	pts

Selling, general and administrative	368.4	416.0	(47.6)	(11.4)%
% of net sales	21.4%	23.4%		(2.0	) pts
Research and development	30.0	33.5	(3.5)	(10.4)%
% of net sales	1.7%	1.9%		(0.2	) pts

Operating income	179.9	74.3	105.6	142.1%
% of net sales	10.4%	4.2%		6.2	pts

Loss (gain) on sale of businesses	8.0	(16.7)	24.7	(147.9)%
Net interest expense	15.7	17.0	(1.3)	(7.6)%

Net income before income taxes and noncontrolling interest	156.6	74.2	82.4	111.1%
Provision for income taxes	38.0	20.9	17.1	81.8%
Effective tax rate	24.3%	28.2%		(3.9	) pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 29, 2014
over the prior year period
Volume	(0.9)%
Acquisition (divestiture)	(0.7)
Price	0.6
Currency	(1.8)
Total	(2.8)%
The 2.8 percent decrease in consolidated net sales in the first quarter of 2014 from 2013 was primarily driven by:

•	decreased sales volume in Valves & Controls;

•	unfavorable foreign currency effects;

•	Australian project revenue realized in the first quarter of 2013 that did not recur in 2014; and

•	loss of revenue related to the 2013 divestiture of businesses in Technical Solutions and Flow Technologies.
These decreases were partially offset by:

•
organic sales growth in Process Technologies related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for global food & beverage solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit
The 4.0 percentage point increase in gross profit as a percentage of sales in the first quarter of 2014 from 2013 was primarily driven by:

•
a decrease in cost of goods sold of $76.8 million in the first quarter of 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting that did not recur in the first quarter of 2014;

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	Australian project revenue realized in the first quarter of 2013 that did not recur in 2014.
Selling, general and administrative ("SG&A")
The 2.0 percentage point decrease in SG&A expense as a percentage of sales in the first quarter of 2014 from 2013 was primarily driven by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	lower sales volume and the resultant loss of leverage on fixed operating expenses.
Research and development ("R&D")
The 0.2 percentage point decrease in R&D expense as a percentage of sales in the first quarter of 2014 from 2013 was primarily driven by:

•	increased sales volume in Process Technologies and Technical Solutions, which resulted in increased leverage on R&D expenses.
These decreases were partially offset by:

•	continued investments in innovative new products for future growth.
Loss (gain) on sale of businesses
During the first quarter of 2014 we sold a business that was part of Flow Technologies, resulting in a loss of $8.0 million.
During the first quarter of 2013 we sold a business that was part of Technical Solutions for a cash purchase price of $30.0 million, net of transaction costs, resulting in a net gain of $16.7 million recorded during the first quarter of 2013. An additional $0.1 million was received as part of a working capital adjustment in the third quarter of 2013, resulting in a final gain on sale of $16.8 million.
Net interest expense
The 7.6 percent decrease in net interest expense in the first quarter of 2014 from 2013 was primarily driven by:

•	reduced overall interest rates in effect on our outstanding debt.
The decrease was partially offset by:

•	the impact of higher debt levels.
Provision for income taxes
The 3.9 percentage point decrease in the effective tax rate in the first quarter of 2014 from 2013 was primarily driven by:
•the mix of global earnings toward lower tax jurisdictions; and
•the timing of losses in jurisdictions where we recognize no tax benefits.

The decrease was partially offset by:
•the unfavorable impact of the expiration of certain provisions of the U.S. Internal Revenue Code.

SEGMENT RESULTS OF OPERATIONS
This summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end markets.
Valves & Controls
The net sales and operating income (loss) for Valves & Controls for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013	% / point change
Net sales	$534.8	$585.8	(8.7)%
Operating income (loss)	52.2	(18.6)	(380.6)%
% of net sales	9.8%	(3.2)%	13.0	pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

Three months ended March 29, 2014
over the prior year period
Volume	(7.3)%
Acquisition (divestiture)	—
Price	0.4
Currency	(1.8)
Total	(8.7)%
The 8.7 percent decrease in net sales for Valves & Controls in the first quarter of 2014 from 2013 was primarily driven by:

•	decreased sales volume related to lower shipments for both our energy and industrial products; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Operating income (loss)
The 13.0 percentage point increase in operating income for Valves & Controls as a percentage of net sales in the first quarter of 2014 from 2013 was primarily driven by:

•
a decrease in cost of goods sold of $70.6 million in the first quarter of 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting, which did not recur in the first quarter of 2014; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were offset by:

•	sales volume related to lower shipments for both our energy and industrial products;

•	restructuring costs of $9.8 million in the first quarter of 2014, compared to $4.8 million in the first quarter of 2013; and

•	costs related to the operational model transformation ("OMT") investment in the first quarter of 2014.

Process Technologies
The net sales and operating income for Process Technologies for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013	% / point change
Net sales	$418.3	$396.6	5.5%
Operating income	46.3	43.4	6.7%
% of net sales	11.1%	10.9%	0.2	pts
Net sales
The components of the change in Process Technologies net sales from the prior period were as follows:

Three months ended March 29, 2014
over the prior year period
Volume	5.3%
Acquisition (divestiture)	—
Price	0.9
Currency	(0.7)
Total	5.5%
The 5.5 percent increase in net sales for Process Technologies in the first quarter of 2014 from 2013 was primarily driven by:

•	organic sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for global food & beverage solutions;

•	growth in developed regions led by strength in the United States and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines in our energy and industrial businesses;

•	weak sales in the emerging geographies of Eastern Europe, Southeast Asia and the Middle East; and

•	unfavorable foreign currency effects.
Operating income
The 0.2 percentage point increase in operating income for Process Technologies as a percentage of net sales in the first quarter of 2014 from 2013 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to certain raw materials.

Flow Technologies
The net sales and operating income for Flow Technologies for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013	% / point change
Net sales	$364.1	$390.6	(6.8)%
Operating income	27.5	31.4	(12.4)%
% of net sales	7.5%	8.0%	(0.5	) pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

Three months ended March 29, 2014
over the prior year period
Volume	(1.1)%
Acquisition (divestiture)	(1.5)
Price	(0.2)
Currency	(4.0)
Total	(6.8)%
The 6.8 percent decrease in net sales for Flow Technologies in the first quarter of 2014 from 2013 was primarily driven by:

•	unfavorable foreign currency effects;

•	Australian project revenue realized in the first quarter of 2013 that did not recur in 2014; and

•	loss of revenue related to the divestiture of Flow Technologies businesses in the second half of 2013.
These decreases were partially offset by:

•	higher sales in the United States and Western Europe in our industrial and commercial businesses.
Operating income
The 0.5 percentage point decrease in operating income for Flow Technologies as a percentage of net sales in the first quarter of 2014 from 2013 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials;

•	Australian project revenue realized in the first quarter of 2013 that did not recur in 2014; and

•	restructuring costs of $8.2 million in the first quarter of 2014, compared to $5.0 million in the first quarter of 2013.
These decreases were partially offset by:

•	savings generated from our PIMS initiatives including lean and supply management practices.
Technical Solutions
The net sales and operating income for Technical Solutions for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	Three months ended
In millions	March 29, 2014	March 30, 2013	% / point change
Net sales	$415.3	$410.0	1.3%
Operating income	76.2	53.3	43.0%
% of net sales	18.4%	13.0%	5.4	pts

Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

Three months ended March 29, 2014
over the prior year period
Volume	2.4%
Acquisition (divestiture)	(1.6)
Price	1.2
Currency	(0.7)
Total	1.3%
The 1.3 percent increase in net sales for Technical Solutions in the first quarter of 2014 from 2013 was primarily driven by:

•	higher sales volume in the United States and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a weak Canadian market;

•	loss of revenue related to the divestiture of a business at the end of the first quarter of 2013; and

•	unfavorable foreign currency effects.
Operating income
The 5.4 percentage point increase in operating income for Technical Solutions as a percentage of net sales in the first quarter of 2014 from 2013 was primarily driven by:

•	restructuring costs of $2.6 million in the first quarter of 2014, compared to $10.3 million in the first quarter of 2013;

•
a decrease in cost of goods sold of $5.7 million in the first quarter of 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting that did not recur in the first quarter of 2014;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw material.

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
Operating activities
Cash provided by operating activities was $0.6 million in the first three months of 2014 compared to cash provided by operating activities of $19.9 million in the same period of 2013.
The $0.6 million in net cash provided by operating activities in the first three months of 2014 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2014 were negatively impacted by $184.3 million due to the increase in net working capital, primarily the result of increases in accounts receivable due to increased sales and increases in inventories in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $193.3 million of net income before noncontrolling interest, net of non-cash depreciation and amortization and the loss on sale of a business within Flow Technologies.
The $19.9 million in net cash provided by operating activities in the first three months of 2013 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2013 were negatively impacted by $117.9 million due to the increase in net working capital, primarily the result of increases in accounts receivable due to increased sales. The increase in net working capital was offset by $116.5 million of net income before noncontrolling interest, net of non-cash depreciation and amortization and the gain on sale of a business within Technical Solutions.
Investing activities
Cash used for investing activities was $27.3 million in the first three months of 2014 compared to cash used for investing activities of $18.5 million in the same period of 2013. Net cash used for investing activities in the first three months of 2014 primarily relates to capital expenditures of $27.2 million.
Net cash used for investing activities in the first three months of 2013 relates primarily to $49.7 million of capital expenditures, offset by $30.0 million of proceeds, net of transaction costs, from the sale of a business within Technical Solutions.
Capital expenditures in the first three months of 2014 were $27.2 million compared with $49.7 million in the prior year period. We anticipate capital expenditures for fiscal 2014 to be approximately $185 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $24.7 million in the first three months of 2014 compared with net cash used for financing activities of $38.2 million in the prior year period. Net cash used for financing activities in the first three months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Process Technologies and payment of dividends, partially offset by net receipts from commercial paper and revolving long-term debt. Net cash used for financing activities in the first three months of 2013 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. The new, registered Notes issued in such exchange offer are guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 29,

2014 and December 31, 2013, we had $896.3 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $539.2 million as of March 29, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 29, 2014, we were in compliance with all financial covenants in our debt agreements.
In anticipation of the Redomicile, PFSA entered into an amendment to the Credit Facility on April 22, 2014.  Pursuant to this amendment, the lenders consented to the Redomicile and PFSA agreed Pentair-Ireland would become a guarantor under the Credit Facility effective upon the completion of the Redomicile.  We are in the process of completing documentation that would require Pentair-Ireland to become a guarantor of the PFSA and Pentair, Inc. senior notes that are currently outstanding effective upon completion of the Redomicile.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $86.2 million, of which none was outstanding at March 29, 2014. Borrowings under these credit facilities bear interest at variable rates.
As of March 29, 2014, we have $76.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400.0 million following the closing of the Merger. In October 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability for repurchase under these 2012 authorizations. In December 2013, our board of directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorization.
During the three months ended March 29, 2014, we repurchased 3.5 million of our common shares for $269.6 million pursuant to these authorizations. As of March 29, 2014, we had $880.4 million remaining available for share repurchases under the December 2013 authorization.
We paid dividends in the first three months of 2014 of $49.2 million, or $0.25 per common share, compared with $47.2 million, or $0.23 per common share, in the prior year period. At our 2013 annual meeting of shareholders held on April 29, 2013, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2014. The authorization provided that dividends of $1.00 per share be made in quarterly installments of $0.25 for each of the third and fourth quarters of 2013 and first and second quarters of 2014 and we expect to continue paying dividends on a quarterly basis.
On February 25, 2014, our board of directors recommended that our shareholders approve at the 2014 annual general meeting of shareholders a proposal to pay quarterly cash dividends through the second quarter of 2015. The proposal provides that dividends of $1.20 per share will be made out of our Capital contribution reserve to shareholders in quarterly installments of $0.30 per share for each of the third and fourth quarters of 2014 and the first and second quarters of 2015.

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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 29, 2014	March 30, 2013
Net cash provided by (used for) operating activities	$0.6	$19.9
Capital expenditures	(27.2)	(49.7)
Proceeds from sale of property and equipment	0.4	0.9
Free cash flow	$(26.2)	$(28.9)
CRITICAL ACCOUNTING POLICIES
In our 2013 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 29, 2014. For additional information, refer to Item 7A of our 2013 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 29, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended March 29, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
There have been no material developments from the disclosures contained in our 2013 Annual Report on Form 10-K.
ITEM 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2013 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common shares during the first quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 — January 25, 2014	1,064,122	$76.63	1,033,000	$1,070,878,251
January 26 — February 22, 2014	947,041	75.15	946,639	1,000,000,039
February 23 — March 29, 2014	1,508,684	79.76	1,500,000	880,378,211
Total	3,519,847		3,479,639

(a)
The purchases in this column include 31,122 shares for the period January 1 — January 25, 2014, 402 shares for the period January 26 — February 22, 2014 and 8,684 shares for the period February 23 — March 29, 2014 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our common shares with a maximum aggregate value of $400 million following the closing of the Merger. This authorization does not have an expiration date. In October 2012, our board of directors authorized the repurchase of our common shares with a maximum aggregate value of $800 million. This authorization expires on December 31, 2015 and is in addition to the $400 million share repurchase authorization. There is no remaining availability for repurchase under the 2012 authorizations of $1.2 billion. In December 2013, our board of directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorizations.

ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2014.

PENTAIR LTD.
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended March 29, 2014

2
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 011-11625)).

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

101
The following materials from Pentair Ltd.’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 29, 2014 and March 30, 2013, (ii) the Condensed Consolidated Balance Sheets as of March 29, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 29, 2014 and March 30, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 29, 2014 and March 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.