Form 10-Q
period 2014-06-28
PENTAIR plc
filed 2014-07-31
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

P.O. Box 471, Sharp Street, Walkden, Manchester, M28 8BU United Kingdom
(Address of principal executive offices)
Registrant’s telephone number, including area code: 44-161-703-1885
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 28, 2014, 192,560,935 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$1,910.8	$1,963.7	$3,636.0	$3,738.2
Cost of goods sold	1,251.9	1,296.3	2,398.8	2,547.0
Gross profit	658.9	667.4	1,237.2	1,191.2
Selling, general and administrative	400.3	409.4	768.7	825.4
Research and development	30.9	32.1	60.9	65.6
Operating income	227.7	225.9	407.6	300.2
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.4)	(0.9)	(0.8)	(1.1)
Loss (gain) on sale of businesses	0.2	—	8.2	(16.7)
Net interest expense	17.5	18.4	33.2	35.4
Income before income taxes and noncontrolling interest	210.4	208.4	367.0	282.6
Provision for income taxes	48.9	53.0	86.9	73.9
Net income before noncontrolling interest	161.5	155.4	280.1	208.7
Noncontrolling interest	—	1.3	—	2.9
Net income attributable to Pentair plc	$161.5	$154.1	$280.1	$205.8
Comprehensive income, net of tax
Net income before noncontrolling interest	$161.5	$155.4	$280.1	$208.7
Changes in cumulative translation adjustment	16.4	(41.3)	(11.5)	(118.2)
Changes in market value of derivative financial instruments, net of $0, $0.1, $0.1 and $0.1 tax, respectively	0.2	(0.4)	0.4	0.3
Total comprehensive income	178.1	113.7	269.0	90.8
Less: Comprehensive income attributable to noncontrolling interest	—	1.7	—	2.4
Comprehensive income attributable to Pentair plc	$178.1	$112.0	$269.0	$88.4
Earnings per ordinary share attributable to Pentair plc
Basic	$0.84	$0.76	$1.44	$1.01
Diluted	$0.82	$0.75	$1.41	$0.99
Weighted average ordinary shares outstanding
Basic	193.1	202.1	194.7	203.5
Diluted	196.4	205.5	198.0	206.9
Cash dividends paid per ordinary share	$0.25	$0.23	$0.50	$0.46
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 28, 2014	December 31, 2013
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$174.4	$265.1
Accounts and notes receivable, net of allowances of $101.3 and $115.1, respectively	1,302.2	1,334.3
Inventories	1,264.3	1,243.3
Other current assets	425.0	389.4
Total current assets	3,165.9	3,232.1
Property, plant and equipment, net	1,151.6	1,170.0
Other assets
Goodwill	5,097.1	5,134.2
Intangibles, net	1,718.3	1,776.1
Other non-current assets	483.9	430.9
Total other assets	7,299.3	7,341.2
Total assets	$11,616.8	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$6.1	$2.5
Accounts payable	587.0	596.6
Employee compensation and benefits	298.5	347.1
Other current liabilities	885.5	664.0
Total current liabilities	1,777.1	1,610.2
Other liabilities
Long-term debt	2,739.0	2,552.6
Pension and other post-retirement compensation and benefits	291.4	324.8
Deferred tax liabilities	608.6	580.6
Other non-current liabilities	481.9	457.4
Total liabilities	5,898.0	5,525.6
Equity
Ordinary shares $0.01 and CHF 0.50 par value, 426.0 and 213.0 authorized, 213.0 issued at June 28, 2014 and December 31, 2013, respectively	2.1	113.5
Ordinary shares held in treasury, 20.4 and 15.6 shares at June 28, 2014 and December 31, 2013, respectively	(1,275.2)	(875.1)
Additional paid-in capital	4,937.4	5,071.4
Retained earnings	2,109.2	1,829.1
Accumulated other comprehensive income (loss)	(54.7)	(43.6)
Shareholders’ equity attributable to Pentair plc	5,718.8	6,095.3
Noncontrolling interest	—	122.4
Total equity	5,718.8	6,217.7
Total liabilities and equity	$11,616.8	$11,743.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 28, 2014	June 29, 2013
Operating activities
Net income before noncontrolling interest	$280.1	$208.7
Adjustments to reconcile net income before noncontrolling interest to net cash provided by (used for) operating activities
Equity income of unconsolidated subsidiaries	(0.8)	(1.1)
Depreciation	73.6	73.7
Amortization	58.7	80.7
Deferred income taxes	10.9	17.3
Loss (gain) on sale of businesses	8.2	(16.7)
Share-based compensation	16.5	18.1
Excess tax benefits from share-based compensation	(7.8)	(6.2)
Loss on sale of assets	0.3	1.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	34.6	(55.0)
Inventories	(20.3)	22.4
Other current assets	(44.3)	(1.3)
Accounts payable	(6.9)	35.1
Employee compensation and benefits	(49.6)	6.6
Other current liabilities	91.2	2.8
Other non-current assets and liabilities	(29.4)	(0.2)
Net cash provided by (used for) operating activities	415.0	386.1
Investing activities
Capital expenditures	(59.6)	(88.0)
Proceeds from sale of property and equipment	2.7	3.6
Proceeds from sale of businesses, net	—	30.0
Acquisitions, net of cash acquired	—	(84.4)
Other	0.3	(0.6)
Net cash provided by (used for) investing activities	(56.6)	(139.4)
Financing activities
Net receipts of short-term borrowings	3.9	—
Net receipts of commercial paper and revolving long-term debt	198.8	289.6
Repayments of long-term debt	(12.9)	(5.8)
Debt issuance costs	—	(1.4)
Excess tax benefits from share-based compensation	7.8	6.2
Shares issued to employees, net of shares withheld	31.5	40.1
Repurchases of ordinary shares	(450.7)	(483.6)
Dividends paid	(99.1)	(94.0)
Purchase of noncontrolling interest	(134.7)	—
Distribution to noncontrolling interest	—	(2.0)
Net cash provided by (used for) financing activities	(455.4)	(250.9)
Effect of exchange rate changes on cash and cash equivalents	6.3	(4.0)
Change in cash and cash equivalents	(90.7)	(8.2)
Cash and cash equivalents, beginning of period	265.1	261.3
Cash and cash equivalents, end of period	$174.4	$253.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	280.1	—	280.1	—	280.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(11.1)	(11.1)	—	(11.1)
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(230.5)	—	—	(230.5)	—	(230.5)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	—	—	(5.8)	(450.7)	—	—	—	(450.7)	—	(450.7)
Exercise of options, net of shares tendered for payment	—	—	0.9	44.9	(10.0)	—	—	34.9	—	34.9
Issuance of restricted shares, net of cancellations	—	—	0.2	7.8	(7.8)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.1)	(1.3)	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	—	—	16.5	—	—	16.5	—	16.5
Balance - June 28, 2014	213.0	$2.1	(20.4)	$(1,275.2)	$4,937.4	$2,109.2	$(54.7)	$5,718.8	$—	$5,718.8

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income	—	—	—	—	—	205.8	—	205.8	2.9	208.7
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(117.4)	(117.4)	(0.5)	(117.9)
Tax benefits of share-based compensation	—	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared	—	—	—	—	(199.2)	—	—	(199.2)	—	(199.2)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(9.0)	(490.3)	—	—	—	(490.3)	—	(490.3)
Exercise of options, net of shares tendered for payment	—	—	1.6	68.6	(17.9)	—	—	50.7	—	50.7
Issuance of restricted shares, net of cancellations	—	—	0.7	24.8	(24.8)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(8.7)	(1.9)	—	—	(10.6)	—	(10.6)
Share-based compensation	—	—	—	—	18.1	—	—	18.1	—	18.1
Balance - June 29, 2013	213.0	$113.5	(13.8)	$(721.1)	$5,072.9	$1,498.1	$(129.0)	$5,834.4	$116.8	$5,951.2

See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc (formerly Pentair Ltd.) and its subsidiaries (“we,” “us,” “our,” “Pentair,” or “the Company”) have been prepared following the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.
In December 2013, the Company’s Board of Directors approved changing the Company’s jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc, an Irish company, and all Pentair Ltd. CHF 0.50 par value common shares would be canceled and all holders of such shares would receive $0.01 par value ordinary shares of Pentair plc on a one-for-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as our ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange on June 3, 2014 under the symbol “PNR,” the same symbol under which Pentair Ltd. shares were previously traded. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the “U.K.”) and therefore have our tax residency in the U.K.
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our common shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. We have not yet determined the potential effects on our financial condition or results of operations.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
Divestitures
During the first quarter of 2014 we sold a business that was part of Flow Technologies resulting in a loss of $8.0 million.
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
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. We expect to dispose of the Water Transport business by early to mid-2015. In the third quarter of 2014, we expect to reclassify the approximately $500 million carrying value, including approximately $248 million of goodwill, of our Water Transport business to assets held for sale and treat Water Transport as a Discontinued Operation. We are evaluating the business for potential loss on sale, but have not yet determined if the loss is material and are currently unable to reasonably estimate in good faith the amount of the charge.

3.	Share Plans
Total share-based compensation expense for the three and six months ended June 28, 2014 and June 29, 2013 was as follows:

	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Restricted stock units	$6.2	$4.9	$11.1	$11.8
Stock options	2.9	2.7	5.4	6.3
Total share-based compensation expense	$9.1	$7.6	$16.5	$18.1

In the first quarter of 2014, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.7 million, of which 0.5 million were stock options and 0.2 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $23.35 and $78.72, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

over a period approximately equal to the expected option term. The risk-free interest rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

4.	Restructuring
During the six months ended June 28, 2014 and the year ended December 31, 2013, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2014 initiatives included the reduction in hourly and salaried headcount of approximately 900 employees, consisting of approximately 400 in Valves & Controls, 100 in Process Technologies, 300 in Flow Technologies and 100 in Technical Solutions. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,150 employees, consisting of approximately 500 in Valves & Controls, 150 in Process Technologies, 200 in Flow Technologies and 300 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Severance and related costs	$22.4	$19.8	$40.8	$39.8
Other	15.0	6.9	19.8	8.5
Total restructuring costs	$37.4	$26.7	$60.6	$48.3
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment for the three and six months ended June 28, 2014 and June 29, 2013 are as follows:

	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Valves & Controls	$17.9	$13.5	$27.7	$18.2
Process Technologies	6.9	2.5	9.5	4.1
Flow Technologies	9.4	4.1	17.6	9.1
Technical Solutions	3.2	4.8	5.8	15.1
Other	—	1.8	—	1.8
Consolidated	$37.4	$26.7	$60.6	$48.3
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 28, 2014:

In millions	June 28, 2014
Beginning balance	$78.6
Costs incurred	40.8
Cash payments and other	(28.1)
Ending balance	$91.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income attributable to Pentair plc	$161.5	$154.1	$280.1	$205.8
Weighted average ordinary shares outstanding
Basic	193.1	202.1	194.7	203.5
Dilutive impact of stock options and restricted stock units	3.3	3.4	3.3	3.4
Diluted	196.4	205.5	198.0	206.9
Earnings per ordinary share attributable to Pentair plc
Basic earnings per ordinary share	$0.84	$0.76	$1.44	$1.01
Diluted earnings per ordinary share	$0.82	$0.75	$1.41	$0.99
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.5	0.9	0.5	1.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	June 28, 2014	December 31, 2013
Inventories
Raw materials and supplies	$571.7	$557.2
Work-in-process	163.8	166.5
Finished goods	528.8	519.6
Total inventories	$1,264.3	$1,243.3
Other current assets
Cost in excess of billings	$115.9	$100.8
Prepaid expenses	132.5	103.9
Deferred income taxes	157.5	162.0
Other current assets	19.1	22.7
Total other current assets	$425.0	$389.4
Property, plant and equipment, net
Land and land improvements	$244.0	$251.3
Buildings and leasehold improvements	524.7	516.8
Machinery and equipment	1,253.1	1,208.0
Construction in progress	83.1	72.6
Total property, plant and equipment	2,104.9	2,048.7
Accumulated depreciation and amortization	953.3	878.7
Total property, plant and equipment, net	$1,151.6	$1,170.0
Other non-current assets
Asbestos-related insurance receivable	$118.6	$119.6
Deferred income taxes	117.7	93.6
Other non-current assets	247.6	217.7
Total other non-current assets	$483.9	$430.9
Other current liabilities
Deferred revenue and customer deposits	$119.0	$92.4
Dividends payable	231.1	98.7
Billings in excess of cost	37.8	38.1
Accrued warranty	56.4	56.6
Other current liabilities	441.2	378.2
Total other current liabilities	$885.5	$664.0
Other non-current liabilities
Asbestos-related liabilities	$252.6	$254.7
Taxes payable	49.5	48.9
Other non-current liabilities	179.8	153.8
Total other non-current liabilities	$481.9	$457.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2013	Acquisitions/ divestitures	Foreign currency translation/other	June 28, 2014
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,524.5	—	(6.0)	1,518.5
Flow Technologies	940.1	—	(30.9)	909.2
Technical Solutions	1,158.0	—	(0.2)	1,157.8
Total goodwill	$5,134.2	$—	$(37.1)	$5,097.1
Identifiable intangible assets consisted of the following:

	June 28, 2014			December 31, 2013
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,286.5	$(290.4)	$996.1	$1,286.8	$(243.8)	$1,043.0
Trade names	2.1	(1.0)	1.1	2.1	(0.9)	1.2
Proprietary technology and patents	262.5	(89.2)	173.3	264.6	(80.1)	184.5
Backlog	2.6	(0.9)	1.7	2.6	(1.2)	1.4
Total finite-life intangibles	$1,553.7	$(381.5)	$1,172.2	$1,556.1	$(326.0)	$1,230.1
Indefinite-life intangibles
Trade names	546.1	—	546.1	546.0	—	546.0
Total intangibles, net	$2,099.8	$(381.5)	$1,718.3	$2,102.1	$(326.0)	$1,776.1
Intangible asset amortization expense was $29.3 million and $38.9 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $58.7 million and $80.7 million for the six months ended June 28, 2014 and June 29, 2013, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

	Q3 - Q4
In millions	2014	2015	2016	2017	2018	2019
Estimated amortization expense	$57.8	$115.4	$114.4	$112.8	$110.2	$102.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 28, 2014	Maturity Year	June 28, 2014	December 31, 2013
Commercial paper	0.504%	2017	$701.2	$528.9
Revolving credit facilities	1.402%	2017	26.5	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	0.918%	2014-2030	8.7	4.7
Capital lease obligations	6.390%	2014-2015	8.7	21.5
Total debt			2,745.1	2,555.1
Less: Current maturities and short-term borrowings			(6.1)	(2.5)
Long-term debt			$2,739.0	$2,552.6
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. Effective upon the Redomicile, the Notes are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH, a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA. Prior to the Redomicile, the registered Notes were guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Effective upon the Redomicile, Pentair plc and Pentair Investments Switzerland GmbH became the guarantors under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of our outstanding commercial paper. As of June 28, 2014 and December 31, 2013, we had $701.2 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $722.3 million as of June 28, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 28, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $85.6 million, of which $1.5 million was outstanding at June 28, 2014. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at June 28, 2014 matures on a calendar year basis as follows:

	Q3 - Q4
In millions	2014	2015	2016	2017	2018	2019	Thereafter	Total
Contractual debt obligation maturities	$3.9	$350.0	$—	$1,077.7	$—	$250.0	$1,054.8	$2,736.4
Capital lease obligations	1.1	7.6	—	—	—	—	—	8.7
Total maturities	$5.0	$357.6	$—	$1,077.7	$—	$250.0	$1,054.8	$2,745.1
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $9.0 million less the imputed interest of $0.3 million as of June 28, 2014.
As of June 28, 2014 and December 31, 2013, assets under capital lease were $21.5 million and $41.7 million, respectively, less accumulated amortization of $2.3 million and $7.6 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $7.5 million and $8.1 million at June 28, 2014 and December 31, 2013, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At June 28, 2014 and December 31, 2013, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $168.4 million and $143.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and six months ended June 28, 2014 and June 29, 2013 were not material.

Pentair plc and Subsidiaries
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

The recorded amounts and estimated fair values of total debt were as follows:

	June 28, 2014		December 31, 2013
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$731.6	$731.6	$528.9	$528.9
Fixed rate debt	2,013.5	2,080.3	2,026.2	2,002.2
Total debt	$2,745.1	$2,811.9	$2,555.1	$2,531.1
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 28, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$1.4	$—	$1.4
Foreign currency contract liabilities	—	(1.6)	—	(1.6)
Deferred compensation plans (1)	48.2	6.9	—	55.1
Total recurring fair value measurements	$48.2	$6.7	$—	$54.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$3.6	$—	$3.6
Foreign currency contract liabilities	—	(0.9)	—	(0.9)
Deferred compensation plan (1)	32.1	—	—	32.1
Total recurring fair value measurements	$32.1	$2.7	$—	$34.8
Nonrecurring fair value measurements (2)

(1)
Deferred compensation plan assets include mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees. The fair value of mutual funds and cash equivalents were based on quoted market prices in active markets. The underlying investments in the common/collective trusts primarily include intermediate and long-term debt securities, corporate debt securities, equity securities and fixed income securities. The overall fair value of the common/collective trusts are based on observable inputs.

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
Upon completion of the Redomicile, we now manage our affairs so that we are centrally managed and controlled in the U.K. and therefore have our tax residency in the U.K. The provision for income taxes consists of provisions for U.K. and international income taxes. We operate in an international environment with operations in various locations outside the U.K. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in the various locations and the applicable rates.
The effective income tax rate for the six months ended June 28, 2014 was 23.7% compared to 26.2% for the six months ended June 29, 2013. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $60.9 million and $60.8 million at June 28, 2014 and December 31, 2013, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	U.S. pension plans
	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$3.3	$3.9	$6.6	$7.8
Interest cost	3.8	3.6	7.6	7.2
Expected return on plan assets	(2.6)	(2.4)	(5.2)	(4.8)
Net periodic benefit cost	$4.5	$5.1	$9.0	$10.2

	Non-U.S. pension plans
	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$2.0	$2.4	$4.0	$4.8
Interest cost	4.7	4.4	9.4	8.8
Expected return on plan assets	(4.2)	(3.8)	(8.4)	(7.6)
Net periodic benefit cost	$2.5	$3.0	$5.0	$6.0
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 28, 2014 and June 29, 2013 were not material.

12.	Shareholders’ Equity
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our shares with a maximum aggregate value of $400.0 million following the closing of the Merger. In October 2012, our board of directors authorized the repurchase of our shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability for repurchase under these 2012 authorizations. In December 2013, our board of directors authorized the repurchase of our shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorizations.

During the six months ended June 28, 2014, we repurchased 5.8 million of our shares for $450.7 million pursuant to these authorizations. As of June 28, 2014, we had $699.3 million remaining available for share repurchases under the December 2013 authorization.
Dividends payable
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provides that dividends of $1.20 per share will be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $231.1 million and $98.7 million at June 28, 2014 and December 31, 2013, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

13.	Segment information
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
Valves & Controls	$633.9	$619.9	$1,168.7	$1,205.7
Process Technologies	496.8	477.6	915.1	874.2
Flow Technologies	378.1	478.2	742.2	868.8
Technical Solutions	408.6	397.4	823.9	807.4
Other	(6.6)	(9.4)	(13.9)	(17.9)
Consolidated	$1,910.8	$1,963.7	$3,636.0	$3,738.2
Operating income (loss)
Valves & Controls	$71.5	$56.9	$123.7	$38.3
Process Technologies	82.4	76.8	128.7	120.2
Flow Technologies	35.4	59.3	62.9	90.7
Technical Solutions	73.6	65.1	149.8	118.4
Other	(35.2)	(32.2)	(57.5)	(67.4)
Consolidated	$227.7	$225.9	$407.6	$300.2

14.	Commitments and Contingencies
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
As of June 28, 2014, there were approximately 2,200 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of June 28, 2014. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Our estimated liability for asbestos-related claims was $252.6 million and $254.7 million as of June 28, 2014 and December 31, 2013, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $118.6 million and $119.6 million as of June 28, 2014 and December 31, 2013, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $37.0 million and $39.3 million as of June 28, 2014 and December 31, 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the six months ended June 28, 2014 were as follows:

In millions	June 28, 2014
Beginning balance	$56.6
Service and product warranty provision	28.0
Payments	(28.1)
Foreign currency translation	(0.1)
Ending balance	$56.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
As of June 28, 2014 and December 31, 2013, the outstanding value of bonds, letters of credit and bank guarantees totaled $468.3 million and $484.0 million, respectively.

15.	Supplemental Guarantor Information
Effective upon the Redomicile, Pentair plc (the “Parent Company Guarantor”) and Pentair Investments Switzerland GmbH (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of Pentair Finance S.A. (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company formed in April 2014 and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows by relevant group within the Company: Pentair plc and Pentair Investments Switzerland GmbH as the guarantors, Pentair Finance S.A. as issuer of the debt and all other non-guarantor subsidiaries. Condensed consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.A. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.
Prior to the Redomicile, the Notes of the Subsidiary Issuer were guaranteed, fully and unconditionally, by the former parent company, Pentair Ltd. The supplemental financial information for reporting periods prior to Redomicile are presented under this previous guarantee structure.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,910.8	$—	$1,910.8
Cost of goods sold	—	—	—	1,251.9	—	1,251.9
Gross profit	—	—	—	658.9	—	658.9
Selling, general and administrative	8.2	2.8	2.6	386.7	—	400.3
Research and development	—	—	—	30.9	—	30.9
Operating income (loss)	(8.2)	(2.8)	(2.6)	241.3	—	227.7
Loss (earnings) from investment in subsidiaries	(170.1)	(173.2)	(146.5)	—	489.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.4)	—	(0.4)
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest expense	0.4	0.3	0.1	16.7	—	17.5
Income (loss) before income taxes	161.5	170.1	143.8	224.8	(489.8)	210.4
Provision for income taxes	—	—	1.0	47.9	—	48.9
Net income (loss) attributable to Pentair plc	$161.5	$170.1	$142.8	$176.9	$(489.8)	$161.5
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair plc	$161.5	$170.1	$142.8	$176.9	$(489.8)	$161.5
Changes in cumulative translation adjustment	16.4	16.4	16.4	16.4	(49.2)	16.4
Changes in market value of derivative financial instruments	0.2	0.2	0.2	0.2	(0.6)	0.2
Comprehensive income (loss) attributable to Pentair plc	$178.1	$186.7	$159.4	$193.5	$(539.6)	$178.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,636.0	$—	$3,636.0
Cost of goods sold	—	—	—	2,398.8	—	2,398.8
Gross profit	—	—	—	1,237.2	—	1,237.2
Selling, general and administrative	7.9	2.8	5.9	752.1	—	768.7
Research and development	—	—	—	60.9	—	60.9
Operating (loss) income	(7.9)	(2.8)	(5.9)	424.2	—	407.6
Loss (earnings) from investment in subsidiaries	(288.7)	(173.2)	(273.6)	—	735.5	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.8)	—	(0.8)
Gain on sale of business	—	—	—	8.2	—	8.2
Net interest expense	0.7	0.3	1.0	31.2	—	33.2
Income (loss) before income taxes	280.1	170.1	266.7	385.6	(735.5)	367.0
Provision for income taxes	—	—	1.0	85.9	—	86.9
Net income (loss) attributable to Pentair plc	$280.1	$170.1	$265.7	$299.7	$(735.5)	$280.1
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair plc	$280.1	$170.1	$265.7	$299.7	$(735.5)	$280.1
Changes in cumulative translation adjustment	(11.5)	(11.5)	(11.5)	(11.5)	34.5	(11.5)
Changes in market value of derivative financial instruments	0.4	0.4	0.4	0.4	(1.2)	0.4
Comprehensive income (loss) attributable to Pentair plc	$269.0	$159.0	$254.6	$288.6	$(702.2)	$269.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$174.4	$—	$174.4
Accounts and notes receivable, net	—	—	—	1,302.2	—	1,302.2
Inventories	—	—	—	1,264.3	—	1,264.3
Other current assets	0.6	14.8	1.9	426.2	(18.5)	425.0
Total current assets	0.6	14.8	1.9	3,167.1	(18.5)	3,165.9
Property, plant and equipment, net	—	—	—	1,151.6	—	1,151.6
Other assets
Investments in subsidiaries	5,943.2	6,092.3	8,029.5	—	(20,065.0)	—
Goodwill	—	—	—	5,097.1	—	5,097.1
Intangibles, net	—	—	—	1,718.3	—	1,718.3
Other non-current assets	31.6	—	1,757.2	447.1	(1,752.0)	483.9
Total other assets	5,974.8	6,092.3	9,786.7	7,262.5	(21,817.0)	7,299.3
Total assets	$5,975.4	$6,107.1	$9,788.6	$11,581.2	$(21,835.5)	$11,616.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$6.1	$—	$6.1
Accounts payable	—	—	—	587.0	—	587.0
Employee compensation and benefits	—	0.5	—	298.0	—	298.5
Other current liabilities	237.1	3.7	14.9	648.3	(18.5)	885.5
Total current liabilities	237.1	4.2	14.9	1,539.4	(18.5)	1,777.1
Other liabilities
Long-term debt	1.9	159.7	2,574.2	1,755.2	(1,752.0)	2,739.0
Pension and other post-retirement compensation and benefits	—	—	—	291.4	—	291.4
Deferred tax liabilities	—	—	2.2	606.4	—	608.6
Other non-current liabilities	17.6	—	—	464.3	—	481.9
Total liabilities	256.6	163.9	2,591.3	4,656.7	(1,770.5)	5,898.0
Equity	5,718.8	5,943.2	7,197.3	6,924.5	(20,065.0)	5,718.8
Total liabilities and equity	$5,975.4	$6,107.1	$9,788.6	$11,581.2	$(21,835.5)	$11,616.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$286.0	$159.6	$268.3	$436.6	$(735.5)	$415.0
Investing activities
Capital expenditures	—	—	—	(59.6)	—	(59.6)
Proceeds from sale of property and equipment	—	—	—	2.7	—	2.7
Other	—	—	—	0.3	—	0.3
Net cash provided by (used for) investing activities	—	—	—	(56.6)	—	(56.6)
Financing activities
Net receipts (repayments) of short-term borrowings	—	—	—	3.9	—	3.9
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	172.3	26.5	—	198.8
Repayments of long-term debt	—	—	—	(12.9)	—	(12.9)
Net change in advances to subsidiaries	(187.4)	(159.6)	(487.6)	99.1	735.5	—
Excess tax benefits from share-based compensation	—	—	—	7.8	—	7.8
Shares issued to employees, net of shares withheld	—	—	—	31.5	—	31.5
Repurchases of ordinary shares	—	—	—	(450.7)	—	(450.7)
Dividends paid	(99.1)	—	—	—	—	(99.1)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(286.5)	(159.6)	(315.3)	(429.5)	735.5	(455.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.3	—	6.3
Change in cash and cash equivalents	(0.5)	—	(47.0)	(43.2)	—	(90.7)
Cash and cash equivalents, beginning of period	0.5	—	47.0	217.6	—	265.1
Cash and cash equivalents, end of period	$—	$—	$—	$174.4	$—	$174.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,963.7	$—	$1,963.7
Cost of goods sold	—	—	1,296.3	—	1,296.3
Gross profit	—	—	667.4	—	667.4
Selling, general and administrative	0.3	3.4	405.7	—	409.4
Research and development	—	—	32.1	—	32.1
Operating income (loss)	(0.3)	(3.4)	229.6	—	225.9
Loss (earnings) from investment in subsidiaries	(157.1)	(164.1)	—	321.2	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.9)	—	(0.9)
Gain on sale of business	—	—	—	—	—
Net interest expense	2.7	3.5	12.2	—	18.4
Income (loss) before income taxes and noncontrolling interest	154.1	157.2	218.3	(321.2)	208.4
Provision (benefit) for income taxes	—	—	53.0	—	53.0
Net income (loss) before noncontrolling interest	154.1	157.2	165.3	(321.2)	155.4
Noncontrolling interest	—	—	1.3	—	1.3
Net income (loss) attributable to Pentair plc	$154.1	$157.2	$164.0	$(321.2)	$154.1
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$154.1	$157.2	$165.3	$(321.2)	$155.4
Changes in cumulative translation adjustment	(41.7)	(41.7)	(41.3)	83.4	(41.3)
Changes in market value of derivative financial instruments	(0.4)	(0.4)	(0.4)	0.8	(0.4)
Total comprehensive income (loss)	112.0	115.1	123.6	(237.0)	113.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	1.7	—	1.7
Comprehensive income (loss) attributable to Pentair plc	$112.0	$115.1	$121.9	$(237.0)	$112.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$3,738.2	$—	$3,738.2
Cost of goods sold	—	—	2,547.0	—	2,547.0
Gross profit	—	—	1,191.2	—	1,191.2
Selling, general and administrative	(0.7)	7.0	819.1	—	825.4
Research and development	—	—	65.6	—	65.6
Operating income (loss)	0.7	(7.0)	306.5	—	300.2
Loss (earnings) from investment in subsidiaries	(207.8)	(219.0)	—	426.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(1.1)	—	(1.1)
Gain on sale of business	—	—	(16.7)	—	(16.7)
Net interest expense	3.0	6.1	26.3	—	35.4
Income (loss) before income taxes and noncontrolling interest	205.5	205.9	298.0	(426.8)	282.6
Provision (benefit) for income taxes	(0.3)	—	74.2	—	73.9
Net income (loss) before noncontrolling interest	205.8	205.9	223.8	(426.8)	208.7
Noncontrolling interest	—	—	2.9	—	2.9
Net income (loss) attributable to Pentair plc	$205.8	$205.9	$220.9	$(426.8)	$205.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$205.8	$205.9	$223.8	$(426.8)	$208.7
Changes in cumulative translation adjustment	(117.7)	(117.7)	(118.2)	235.4	(118.2)
Changes in market value of derivative financial instruments	0.3	0.3	0.3	(0.6)	0.3
Total comprehensive income (loss)	88.4	88.5	105.9	(192.0)	90.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	2.4	—	2.4
Comprehensive income (loss) attributable to Pentair plc	$88.4	$88.5	$103.5	$(192.0)	$88.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.5	$47.0	$217.6	$—	$265.1
Accounts and notes receivable, net	2.9	4.0	1,391.0	(63.6)	1,334.3
Inventories	—	—	1,243.3	—	1,243.3
Other current assets	1.4	0.6	387.4	—	389.4
Total current assets	4.8	51.6	3,239.3	(63.6)	3,232.1
Property, plant and equipment, net	—	—	1,170.0	—	1,170.0
Other assets
Investments in subsidiaries	6,224.7	8,066.6	—	(14,291.3)	—
Goodwill	—	—	5,134.2	—	5,134.2
Intangibles, net	—	—	1,776.1	—	1,776.1
Other non-current assets	31.6	1,302.7	393.3	(1,296.7)	430.9
Total other assets	6,256.3	9,369.3	7,303.6	(15,588.0)	7,341.2
Total assets	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$2.5	$—	$2.5
Accounts payable	48.1	8.6	603.5	(63.6)	596.6
Employee compensation and benefits	0.5	—	346.6	—	347.1
Other current liabilities	99.6	11.7	552.7	—	664.0
Total current liabilities	148.2	20.3	1,505.3	(63.6)	1,610.2
Other liabilities
Long-term debt	—	2,401.9	1,447.4	(1,296.7)	2,552.6
Pension and other post-retirement compensation and benefits	—	—	324.8	—	324.8
Deferred tax liabilities	—	2.2	578.4	—	580.6
Other non-current liabilities	17.6	—	439.8	—	457.4
Total liabilities	165.8	2,424.4	4,295.7	(1,360.3)	5,525.6
Equity
Shareholders’ equity attributable to Pentair plc and subsidiaries	6,095.3	6,996.5	7,294.8	(14,291.3)	6,095.3
Noncontrolling interest	—	—	122.4	—	122.4
Total equity	6,095.3	6,996.5	7,417.2	(14,291.3)	6,217.7
Total liabilities and equity	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 29, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$675.1	$208.0	$(70.2)	$(426.8)	$386.1
Investing activities
Capital expenditures	—	—	(88.0)	—	(88.0)
Proceeds from sale of property and equipment	—	—	3.6	—	3.6
Proceeds from sale of businesses, net	—	—	30.0	—	30.0
Acquisitions, net of cash acquired	(84.4)	—	—	—	(84.4)
Other	—	—	(0.6)	—	(0.6)
Net cash provided by (used for) investing activities	(84.4)	—	(55.0)	—	(139.4)
Financing activities
Net receipts (repayments) of short-term borrowings	—	—	—	—	—
Net receipts (repayments) of commercial paper and revolving long-term debt	—	265.9	23.7	—	289.6
Repayments of long-term debt	—	—	(5.8)	—	(5.8)
Debt issuance costs	—	(0.7)	(0.7)	—	(1.4)
Excess tax benefits from share-based compensation	—	—	6.2	—	6.2
Net change in advances to subsidiaries	(496.7)	(469.7)	539.6	426.8	—
Shares issued to employees, net of shares withheld	—	—	40.1	—	40.1
Repurchases of ordinary shares	—	—	(483.6)	—	(483.6)
Dividends paid	(94.0)	—	—	—	(94.0)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(590.7)	(204.5)	117.5	426.8	(250.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.0)	—	(4.0)
Change in cash and cash equivalents	—	3.5	(11.7)	—	(8.2)
Cash and cash equivalents, beginning of period	—	—	261.3	—	261.3
Cash and cash equivalents, end of period	$—	$3.5	$249.6	$—	$253.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); the ability to successfully complete the disposition of our Water Transport business on anticipated terms and timetable; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, complete and integrate acquisitions; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; the ability to achieve our long-term strategic operating goals; and the ability to achieve the expected benefits from the Redomicile (as defined below). Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including in our 2013 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries and the term "Flow Control" refers to Pentair Ltd. prior to the Merger (defined below). We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first half of 2014, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions represented approximately 32 percent, 25 percent, 20 percent and 23 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Recent Developments
In December 2013, the Company’s Board of Directors approved changing the Company’s jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc, an Irish company, and all Pentair Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Pentair plc on a one-for-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as the ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange on June 3, 2014 under the symbol “PNR,” the same symbol under which Pentair Ltd. shares were previously traded.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom and therefore have our tax residency in the U.K. We anticipate that having our publicly-traded parent company incorporated in Ireland and tax resident in the U.K. will provide us the following benefits:

•
Incorporation of our publicly-traded parent company in Ireland enables us to benefit by being subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we are now subject to as a company incorporated in Ireland, listed on the NYSE and subject to SEC disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control, with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco's shareholders (the “Distribution”), resulting in the distribution of 110.9 million of our common shares to Tyco's shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.

On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. We expect to dispose of the Water Transport business by early to mid-2015. In the third quarter of 2014, we expect to reclassify the approximately $500 million carrying value, including approximately $248 million of goodwill, of our Water Transport business to assets held for sale and treat Water Transport as a Discontinued Operation. We are evaluating the business for potential loss on sale, but have not yet determined if the loss is material and are currently unable to reasonably estimate in good faith the amount of the charge.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2013 and the first six months of 2014 and will likely impact our results in the future:

•
In September 2012, we completed the Merger. With an acquisition of this magnitude and complexity, there are uncertainties and risks associated with realizing the amount and timing of anticipated growth opportunities and cost and tax synergies as described in ITEM 1A – Risk Factors of this Quarterly Report on Form 10-Q.

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

•	Economic uncertainty in our Water Transport business in Australia has negatively impacted business results and may continue to do so for the foreseeable future.

•
Through 2013 and the first half of 2014, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2013 was $751.3 million. Our free cash flow for the first half of 2014 was $358.1 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2014. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three and six months ended June 28, 2014 and June 29, 2013 were as follows :

	Three months ended					Six months ended
In millions	June 28, 2014	June 29, 2013	$ change	% / point change		June 28, 2014	June 29, 2013	$ change	% / point change
Net sales	$1,910.8	$1,963.7	$(52.9)	(2.7)%		$3,636.0	$3,738.2	$(102.2)	(2.7)%
Cost of goods sold	1,251.9	1,296.3	(44.4)	(3.4)%		2,398.8	2,547.0	(148.2)	(5.8)%
Gross profit	658.9	667.4	(8.5)	(1.3)%		1,237.2	1,191.2	46.0	3.9%
% of net sales	34.5%	34.0%		0.5	pts	34.0%	31.9%		2.1	pts

Selling, general and administrative	400.3	409.4	(9.1)	(2.2)%		768.7	825.4	(56.7)	(6.9)%
% of net sales	20.9%	20.8%		0.1	pts	21.1%	22.1%		(1.0	) pts

Operating income	227.7	225.9	1.8	0.8%		407.6	300.2	107.4	35.8%
% of net sales	11.9%	11.5%		0.4	pts	11.2%	8.0%		3.2	pts

Loss (gain) on sale of businesses	0.2	—	0.2	N.M.		8.2	(16.7)	24.9	(149.1)%
Net interest expense	17.5	18.4	(0.9)	(4.9)%		33.2	35.4	(2.2)	(6.2)%

Net income before income taxes and noncontrolling interest	210.4	208.4	2.0	1.0%		367.0	282.6	84.4	29.9%
Provision for income taxes	48.9	53.0	(4.1)	(7.7)%		86.9	73.9	13.0	17.6%
Effective tax rate	23.2%	25.4%		(2.2	) pts	23.7%	26.2%		(2.5	) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 28, 2014	Six months ended June 28, 2014
	over the prior year period	over the prior year period
Volume	(2.7)%	(1.8)%
Acquisition (divestiture)	(0.8)	(0.7)
Price	0.8	0.7
Currency	—	(0.9)
Total	(2.7)%	(2.7)%
The 2.7 percent decrease in consolidated net sales in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	Australian project revenue in our Water Transport business realized in the first quarter of 2013 that did not recur in 2014;

•	unfavorable foreign currency effects; and

•	loss of revenue related to the 2013 divestiture of businesses in Technical Solutions and Flow Technologies.

These decreases were partially offset by:

•
organic sales growth in Process Technologies related to higher sales of certain pool products primarily serving North American residential housing and increased demand for global food & beverage solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit
The 0.5 and 2.1 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2014 from 2013 was primarily driven by:

•
a decrease in cost of goods sold of $10.1 million and $86.9 million in the second quarter and first half of 2014 compared to 2013, respectively, as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013 that did not recur in the second quarter and first half of 2014;

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	Australian project revenue realized in the second quarter and first half of 2013 that did not recur in 2014.
Selling, general and administrative ("SG&A")
The 0.1 percentage point increase in SG&A expense as a percentage of sales in the second quarter of 2014 from 2013 was primarily driven by:

•	costs of $8.8 million incurred in the second quarter of 2014 as a result of the redomicile of the Company from Switzerland to Ireland;

•	restructuring costs of $37.4 million in the second quarter of 2014 compared to $26.7 million in the second quarter of 2013; and

•	lower sales volume and the resultant loss of leverage on fixed operating expenses.
This increase was partially offset by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
The 1.0 percentage point decrease in SG&A expense as a percentage of sales in the first half of 2014 from 2013 was primarily driven by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
This decrease was partially offset by:

•	costs of $10.3 million incurred in the first half of 2014 as a result of the redomicile of the Company from Switzerland to Ireland; and

•	restructuring costs of $60.6 million in the first half of 2014 compared to $48.3 million in the first half of 2013.
Loss (gain) on sale of businesses
During the first quarter of 2014 we sold a business that was part of Flow Technologies resulting in a loss of $8.0 million.
During the first quarter of 2013 we sold a business that was part of Technical Solutions for a cash purchase price of $30.0 million, net of transaction costs, resulting in a gain of $16.7 million recorded in the first quarter of 2013. Goodwill of $5.3 million was included in the assets of the business sold. The sales price was subject to a working capital adjustment and we received an additional $0.1 million cash in the third quarter of 2013 as a result, resulting in a final gain on sale of $16.8 million.

Net interest expense
The 4.9 and 6.2 percent decreases in net interest expense in the second quarter and first half, respectively, of 2014 from 2013 was primarily driven by:

•	reduced overall interest rates in effect on our outstanding debt.
The decrease was partially offset by:

•	the impact of higher debt levels during the first half of 2014.
Provision for income taxes
The 2.2 and 2.5 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2014 from 2013 was primarily driven by:
•the timing of losses in jurisdictions where we recognize no tax benefits; and
•the mix of global earnings toward lower tax jurisdictions.
These decreases were partially offset by:
•the unfavorable impact of the expiration of certain provisions of the U.S. Internal Revenue Code.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end users.
Valves & Controls
The net sales and operating income for Valves & Controls for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three months ended				Six months ended
In millions	June 28, 2014	June 29, 2013	% / point change		June 28, 2014	June 29, 2013	% / point change
Net sales	$633.9	$619.9	2.3%		$1,168.7	$1,205.7	(3.1)%
Operating income	71.5	56.9	25.7%		123.7	38.3	223.0%
% of net sales	11.3%	9.2%	2.1	pts	10.6%	3.2%	7.4	pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

	Three months ended June 28, 2014	Six months ended June 28, 2014
	over the prior year period	over the prior year period
Volume	0.9%	(3.1)%
Acquisition (divestiture)	—	—
Price	0.5	0.4
Currency	0.9	(0.4)
Total	2.3%	(3.1)%
The 2.3 percent increase in net sales for Valves & Controls in the second quarter of 2014 from 2013 was primarily driven by:

•	increased sales volume of our industrial products and in our developed regions; and

•	favorable foreign currency effects.
These increases were partially offset by:

•	decreased sales in our fast growth regions, primarily in the Middle East; and

•	continued sales decline in the mining industry.
The 3.1 percent decrease in net sales for Valves & Controls in the first half of 2014 from 2013 was primarily driven by:

•	decreased sales volume related to lower shipments for our energy products, particularly in the mining industry; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	increased sales volume for our industrial products; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Operating income
The 2.1 and 7.4 percentage point increases in operating income for Valves & Controls as a percentage of net sales in the second quarter and first half of 2014 from 2013 was primarily driven by:

•
a decrease in cost of goods sold of $10.0 million and $80.6 million in the second quarter and first half of 2014 compared to 2013, respectively, as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013, which did not recur in the second quarter and first half of 2014;

•	price and productivity more than offsetting inflationary cost increases; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were offset by:

•
restructuring costs of $17.9 million and $27.7 million in the second quarter and first half of 2014, respectively, compared to $13.5 million and $18.2 million in the second quarter and first half of 2013, respectively; and

•	costs related to the operating model transformation ("OMT") investment in the second quarter and first half of 2014.

Process Technologies
The net sales and operating income for Process Technologies for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three months ended				Six months ended
In millions	June 28, 2014	June 29, 2013	% / point change		June 28, 2014	June 29, 2013	% / point change
Net sales	$496.8	$477.6	4.0%		$915.1	$874.2	4.7%
Operating income	82.4	76.8	7.3%		128.7	120.2	6.6%
% of net sales	16.6%	16.1%	0.5	pts	14.1%	13.7%	0.4	pts
Net sales
The components of the change in Process Technologies net sales from the prior period were as follows:

	Three months ended June 28, 2014	Six months ended June 28, 2014
	over the prior year period	over the prior year period
Volume	3.1%	4.0%
Acquisition (divestiture)	—	—
Price	0.8	0.8
Currency	0.1	(0.1)
Total	4.0%	4.7%

The 4.0 and 4.7 percent increases in net sales for Process Technologies in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	organic sales growth related to higher sales of certain pool products primarily serving North American residential housing;

•	increased demand for global food & beverage solutions for the first half of 2014;

•	growth in developed regions led by strength in the United States, Canada and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines in our industrial and infrastructure businesses; and

•	weak sales in the fast growth regions of Eastern Europe, Southeast Asia and the Middle East.
Operating income
The 0.5 and 0.4 percentage point increases in operating income for Process Technologies as a percentage of net sales in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•
restructuring costs of $6.9 million and $9.5 million in the second quarter and first half of 2014, respectively, compared to $2.5 million and $4.1 million in the second quarter and first half of 2013; and

•	inflationary increases related to certain raw materials.

Flow Technologies
The net sales and operating income for Flow Technologies for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three months ended				Six months ended
In millions	June 28, 2014	June 29, 2013	% / point change		June 28, 2014	June 29, 2013	% / point change
Net sales	$378.1	$478.2	(20.9)%		$742.2	$868.8	(14.6)%
Operating income	35.4	59.3	(40.3)%		62.9	90.7	(30.7)%
% of net sales	9.3%	12.4%	(3.1	) pts	8.4%	10.4%	(2.0	) pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended June 28, 2014	Six months ended June 28, 2014
	over the prior year period	over the prior year period
Volume	(16.6)%	(9.6)%
Acquisition (divestiture)	(3.1)	(2.4)
Price	0.5	0.2
Currency	(1.7)	(2.8)
Total	(20.9)%	(14.6)%
The 20.9 and 14.6 percent decreases in net sales for Flow Technologies in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	Australian project revenue in our Water Transport business realized in the second quarter and first half of 2013 that did not recur in 2014;

•	loss of revenue related to the divestiture of Flow Technologies businesses in the second half of 2013 and first quarter of 2014; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	higher sales in the Western Europe in our industrial and food & beverage businesses.
Operating income
The 3.1 and 2.0 percentage point decreases in operating income for Flow Technologies as a percentage of net sales in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	Australian project revenue in our Water Transport business realized in the second quarter and first half of 2013 that did not recur in 2014;

•	inflationary increases related to labor costs and certain raw materials; and

•
restructuring costs of $9.4 million and $17.6 million in the second quarter and first half of 2014, respectively, compared to $4.1 million and $9.1 million in the second quarter and first half of 2013.

These decreases were partially offset by:

•	savings generated from our PIMS initiatives including lean and supply management practices.
Technical Solutions
The net sales and operating income for Technical Solutions for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	Three months ended				Six months ended
In millions	June 28, 2014	June 29, 2013	% / point change		June 28, 2014	June 29, 2013	% / point change
Net sales	$408.6	$397.4	2.8%		$823.9	$807.4	2.0%
Operating income	73.6	65.1	13.1%		149.8	118.4	26.5%
% of net sales	18.1%	16.4%	1.7	pts	18.3%	14.7%	3.6	pts

Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended June 28, 2014	Six months ended June 28, 2014
	over the prior year period	over the prior year period
Volume	1.3%	1.8%
Acquisition (divestiture)	—	(0.8)
Price	1.4	1.3
Currency	0.1	(0.3)
Total	2.8%	2.0%
The 2.8 and 2.0 percent increases in net sales for Technical Solutions in the second quarter and first half of 2014 from 2013 was primarily driven by:

•	higher sales volume in the United States and Western Europe;

•	increased sales in our infrastructure and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a weak Canadian market;

•	decreased sales volume in our energy business; and

•	loss of revenue related to the divestiture of a business at the end of the first quarter of 2013.
Operating income
The 1.7 and 3.6 percentage point increases in operating income for Technical Solutions as a percentage of net sales in the second quarter and first half of 2014 from 2013 was primarily driven by:

•
restructuring costs of $3.2 million and $5.8 million in the second quarter and first half of 2014, respectively, compared to $4.8 million and $15.1 million in the second quarter and first half of 2013, respectively;

•
a decrease in cost of goods sold of $5.7 million in the first half of 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting that did not recur in the first half of 2014;

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
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
Operating activities
Cash provided by operating activities was $415.0 million in the first six months of 2014, or $28.9 million higher than cash provided by operating activities in the same period of 2013. The increase in cash provided by operating activities is primarily the result of a $74.2 million increase in net income before noncontrolling interest, net of non-cash depreciation and amortization and loss (gain) on sale of businesses. The increase was partially offset by a cash outflow of $28.5 million in the first six months of 2014 related to the funding of deferred compensation plan assets for payment of certain non-qualified benefits for retired, terminated and active employees.
Investing activities
Cash used for investing activities was $56.6 million in the first six months of 2014 compared to cash used for investing activities of $139.4 million in the same period of 2013. Net cash used for investing activities in the first six months of 2014 primarily relates to capital expenditures of $59.6 million.
Net cash used for investing activities in the first six months of 2013 relates primarily to $88.0 million of capital expenditures, a cash payment of $84.4 million for a working capital and net indebtedness adjustment related to the Merger, partially offset by $30.0 million of proceeds, net of transaction costs, from the sale of a business within Technical Solutions in the first quarter of 2013.

Capital expenditures in the first six months of 2014 were $59.6 million compared with $88.0 million in the prior year period. We anticipate capital expenditures for fiscal 2014 to be approximately $160 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $455.4 million in the first six months of 2014 compared with net cash used for financing activities of $250.9 million in the prior year period. Net cash used for financing activities in the first six months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Process Technologies and payment of dividends, partially offset by net receipts from commercial paper and revolving long-term debt. Net cash used for financing activities in the first six months of 2013 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. Effective upon the Redomicile, the Notes are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH, a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA. Prior to the Redomicile, the registered Notes were guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Effective upon the Redomicile, Pentair plc and Pentair Investments Switzerland GmbH became the guarantors under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 28, 2014 and December 31, 2013, we had $701.2 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $722.3 million as of June 28, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 28, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $85.6 million, of which $1.5 million was outstanding at June 28, 2014. Borrowings under these credit facilities bear interest at variable rates.
As of June 28, 2014, we have $70.3 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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

Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. In October 2012, our board of directors authorized the repurchase of our ordinary shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability for repurchase under these 2012 authorizations. In December 2013, our board of directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorization.
During the six months ended June 28, 2014, we repurchased 5.8 million of our ordinary shares for $450.7 million pursuant to these authorizations. As of June 28, 2014, we had $699.3 million remaining available for share repurchases under the December 2013 authorization.
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provides that dividends of $1.20 per share will be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015. We expect to continue paying dividends on a quarterly basis.
We paid dividends in the first six months of 2014 of $99.1 million, or $0.50 per common share, compared with $94.0 million, or $0.46 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends after those approved at our 2014 annual meeting of sharesholders and redemptions and repurchases of shares following the Redomicile may be paid only out of Pentair plc's “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves."
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 28, 2014	June 29, 2013
Net cash provided by (used for) operating activities	$415.0	$386.1
Capital expenditures	(59.6)	(88.0)
Proceeds from sale of property and equipment	2.7	3.6
Free cash flow	$358.1	$301.7
NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. We have not yet determined the potential effects on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES
In our 2013 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 28, 2014. For additional information, refer to Item 7A of our 2013 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 28, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended June 28, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    Legal Proceedings
There have been no material developments from the disclosures contained in our 2013 Annual Report on Form 10-K.
ITEM 1A.    Risk Factors
The following risk factors amend and supersede the risk factors previously disclosed in Item 1A to the Annual Report on Form 10-K of Pentair Ltd. for the year ended December 31, 2013.
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
We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and services offerings. There can be no assurance that we will identify or successfully complete transactions with suitable acquisition candidates in the future or that completed acquisitions will be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrence, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals and/or required financing on favorable terms;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks related to the U.S. Foreign Corrupt Practices Act (the “FCPA”); and

•	dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.
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
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of June 28, 2014 our goodwill and intangible assets were $6,815.4 million and represented 59% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
In connection with the expected disposition of the Water Transport business in Australia, we are evaluating the business for potential loss on sale, including goodwill and intangible asset impairment. We have not yet determined if the loss is material and are currently unable to reasonably estimate in good faith the amount of the charge.
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
We cannot predict the prices at which our shares may trade. The market price of our shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

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
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could adversely affect the trading price of our shares.
Risks Relating to Legal, Regulatory and Compliance Matters
Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of June 28, 2014, there were approximately 2,200 lawsuits pending against our subsidiaries. A lawsuit might include several claims, and we have approximately 2,300 claims outstanding as of June 28, 2014. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
We are exposed to potential regulatory, financial and reputational risks related to certain “conflict minerals.”
In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to “conflict minerals,” defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the “conflict minerals” that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such “conflict minerals” originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such “conflict minerals” and their chain of custody with the ultimate objective of determining whether the “conflict minerals” directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC a report regarding its diligence efforts, which we did on June 2, 2014. We have incurred, and expect to continue to incur, significant costs to conduct country of origin inquiries and to exercise such due diligence.
We have a very large number of suppliers and our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that are not “conflict free” (meaning that they do not contain “conflict minerals” that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country), a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we have experienced, and expect to continue to experience, ongoing significant difficulty in determining the country of origin or the source and chain of custody for all “conflict minerals” used in our products and disclosing that our products are “conflict free.” We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all “conflict minerals” used in our products or if we continue to be unable to disclose that our products are “conflict free.” The ongoing implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of “conflict minerals” capable of certification as “conflict free.” Accordingly, we have incurred, and expect to continue to incur, significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.
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
On July 1, 2013, Tyco announced that the Internal Revenue Service (“IRS”) issued Notices of Deficiency (“Tyco IRS Notices”) to Tyco asserting that several of Tyco’s former U.S. subsidiaries collectively owe additional taxes in the aggregate amount of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS challenge to Tyco’s tax filings as described below is ultimately successful. If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement. Tyco has filed petitions with the U.S. Tax Court to contest the IRS assessments.
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
If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to Tyco shareholders for U.S. federal income tax purposes, and Tyco shareholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize a gain in an amount equal to the excess of the fair market value of Pentair Ltd.’s common shares distributed to Tyco shareholders on the Distribution date over Tyco’s tax basis in such common shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, Tyco could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the Distribution are taxable. If the Merger ultimately is determined to be taxable, Pentair, Inc. shareholders would recognize taxable gain or loss on their disposition of Pentair, Inc. common shares in the Merger.
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

If the Distribution or the Merger is determined to be taxable for Swiss withholding or other tax purposes, we could incur significant Swiss withholding tax or other tax liabilities.
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
Our ability to engage in desirable strategic transactions or equity issuances could be significantly limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the Distribution and certain related transactions. Even if the Distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level gain to Tyco under Section 355(e) of the Code if 50% or more, by vote or value, of our shares or Tyco’s shares are acquired or issued as part of a plan or series of related transactions that includes the Distribution. Any acquisitions or issuances of our shares or Tyco’s shares within two years after the Distribution are generally presumed to be part of such a plan, although we or Tyco may be able to rebut that presumption. For purposes of this test, the Merger might be treated as part of such a plan or series of related transactions, but if so would not, by itself, cause the Distribution to be taxable to Tyco since Pentair, Inc. shareholders acquired less than 50% of Pentair Ltd.’s common shares in the Merger. The change in ownership resulting from the Merger, if treated as part of a plan or series of related transactions that includes the Distribution, would be aggregated with other acquisitions or issuances of our shares that occur as part of a plan or series of related transactions that include the Distribution in determining whether a 50% change in ownership has occurred. The process for determining whether a change of ownership has occurred under the tax rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If we do not carefully monitor our compliance with these rules, we could inadvertently cause or permit a change of ownership to occur, triggering our obligation to indemnify Tyco or ADT pursuant to the 2012 Tax Sharing Agreement.
To preserve the tax-free treatment to Tyco of the Distribution, under the 2012 Tax Sharing Agreement, we are prohibited from taking or failing to take any action that prevents the Distribution and related transactions from being tax-free. Further, for the two-year period following the Distribution, without obtaining the consent of Tyco and ADT, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm, we may be prohibited from, among other things:

•	approving or allowing any transaction that results in a change in ownership of more than 35% of our shares, when combined with any other changes in ownership of our shares,

•	redeeming equity securities,

•	selling or otherwise disposing of more than 35% of our assets, or

•	engaging in certain internal transactions.
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
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may continue to adversely affect our businesses. These disruptions may have other unknown adverse effects. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.
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
As of June 28, 2014, we had $2.7 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Also, regardless of the terms of our financings, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See discussion under “We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”
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

Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the United Kingdom
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future because of, among other things, uncertainty regarding tax policies of the jurisdictions where we operate. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
A change in our tax residency could have a negative effect on our future profitability and taxes on dividends.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland then the provisions of article 4(3) of the Double Tax Convention between Ireland and the U.K. provide that such enterprise shall be treated as resident only in the jurisdiction in which its place of effective management is situated. We have managed, and we intend to continue to manage, our affairs so that we are centrally managed and controlled in the U.K. and therefore have our tax residency only in the U.K. However, we cannot provide assurance that we will continue to be resident only in the U.K. for tax purposes. It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of its affairs, we could become, or be regarded as having become resident in a jurisdiction other than the U.K. If we were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax and any dividends paid by us could be subject to Irish dividend withholding tax.
Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the United States against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the United States.
Transfers of our ordinary shares may be subject to Irish stamp duty.
Transfers of our ordinary shares effected by means of the transfer of book entry interests in DTC will not be subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.
We currently intend to pay, or cause one of our affiliates to pay, stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases we may, in our absolute discretion, pay or cause one of our affiliates to pay any stamp duty. Our articles of association provide that, in the event of any such payment, we (i) may seek reimbursement from the buyer, (ii) will have a lien against the shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in our shares has been paid unless one or both of such parties is otherwise notified by us.
Our ordinary shares, received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €225,000 per lifetime in respect of taxable gifts or inheritances received from their parents.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common shares during the second quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
March 30 — April 26, 2014	1,169,353	$78.37	1,169,105	$788,810,249
April 27 — May 24, 2014	1,200,497	74.61	1,200,000	699,274,364
May 25 — June 28, 2014	559	74.65	—	699,274,364
Total	2,370,409		2,369,105

(a)
The purchases in this column include 248 shares for the period March 30 — April 26, 2014, 497 shares for the period April 27 — May 24, 2014 and 559 shares for the period May 25 — June 28, 2014 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our common shares up to a maximum dollar limit of $1.0 billion.

(d)	In December 2013, our board of directors authorized the repurchase of our common shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016.
ITEM 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2014.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended June 28, 2014

2.1
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 011-11625)).

3.1
Amended and Restated Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

4.1
First Amendment and Consent, dated April 22, 2014, among Pentair Finance S.A. and the lenders and agent party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on April 25, 2014 (File No. 001-11625)).

4.2
Assumption and Accession Agreement, dated as of May 20, 2014, by Pentair Investments Switzerland GmbH and Pentair plc (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.3
Fifth Supplemental Indenture, dated as of May 20, 2014, among Pentair, Inc., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.4
Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on May 20, 2014 (File No. 001-11625)).

10.1
Pentair plc 2012 Stock and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.2
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.3
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.4
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.5
Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.6
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.7
Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.8
Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.9
Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.10
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.11
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.12
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.13
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.14
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.15
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.16
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

10.17	Consulting Agreement, dated May 19, 2014, between Pentair Management Company, as the assignee of Pentair Ltd., and Charles A. Haggerty.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 28, 2014 and June 29, 2013, (ii) the Condensed Consolidated Balance Sheets as of June 28, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2014 and June 29, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 28, 2014 and June 29, 2013, and (v) Notes to Condensed Consolidated Financial Statements.