Form 10-Q
period 2014-09-27
PENTAIR plc
filed 2014-10-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 27, 2014, 186,794,220 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013	3

	Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	5

	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 27, 2014 and September 28, 2013	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43

ITEM 4.	Controls and Procedures	43

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	44

ITEM 1A.	Risk Factors	44

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56

ITEM 6.	Exhibits	57

	Signatures	58

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$1,758.4	$1,713.3	$5,236.5	$5,168.7
Cost of goods sold	1,133.7	1,098.6	3,401.4	3,429.1
Gross profit	624.7	614.7	1,835.1	1,739.6
Selling, general and administrative	328.8	353.4	1,071.0	1,143.5
Research and development	28.5	31.3	88.2	94.8
Operating income	267.4	230.0	675.9	501.3
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.3)	(0.5)	(0.9)	(1.7)
Loss (gain) on sale of businesses	—	(0.1)	0.2	(16.8)
Net interest expense	17.1	17.5	51.1	53.8
Income from continuing operations before income taxes and noncontrolling interest	250.6	213.1	625.5	466.0
Provision for income taxes	58.1	46.7	148.3	112.9
Net income from continuing operations before noncontrolling interest	192.5	166.4	477.2	353.1
Income from discontinued operations, net of tax	1.6	7.8	2.6	29.8
Loss from sale / impairment of discontinued operations, net of tax	(380.1)	—	(385.7)	—
Net income (loss) before noncontrolling interest	(186.0)	174.2	94.1	382.9
Noncontrolling interest	—	1.4	—	4.3
Net income (loss) attributable to Pentair plc	$(186.0)	$172.8	$94.1	$378.6
Net income from continuing operations attributable to Pentair plc	$192.5	$165.0	$477.2	$348.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(186.0)	$174.2	$94.1	$382.9
Changes in cumulative translation adjustment	(178.8)	89.1	(190.3)	(29.1)
Changes in market value of derivative financial instruments, net of ($0.2), $0.4, ($0.1) and $0.5 tax, respectively	0.8	(0.6)	1.2	(0.3)
Total comprehensive income (loss)	(364.0)	262.7	(95.0)	353.5
Less: Comprehensive income attributable to noncontrolling interest	—	2.6	—	5.0
Comprehensive income (loss) attributable to Pentair plc	$(364.0)	$260.1	$(95.0)	$348.5
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$1.01	$0.83	$2.47	$1.73
Discontinued operations	(1.99)	0.04	(1.98)	0.14
Basic earnings (loss) per ordinary share attributable to Pentair plc	$(0.98)	$0.87	$0.49	$1.87
Diluted
Continuing operations	$1.00	$0.81	2.43	1.70
Discontinued operations	(1.95)	0.04	(1.95)	0.14
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$(0.95)	$0.85	$0.48	$1.84
Weighted average ordinary shares outstanding
Basic	190.2	199.3	193.2	202.1
Diluted	193.1	202.8	196.4	205.6
Cash dividends paid per ordinary share	$0.30	$0.25	$0.80	$0.71
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 27, 2014	December 31, 2013
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$156.6	$256.0
Accounts and notes receivable, net of allowances of $102.1 and $112.4, respectively	1,180.9	1,285.0
Inventories	1,199.4	1,195.1
Other current assets	386.3	361.6
Current assets held for sale	129.2	134.4
Total current assets	3,052.4	3,232.1
Property, plant and equipment, net	990.8	1,044.3
Other assets
Goodwill	4,792.6	4,860.7
Intangibles, net	1,648.6	1,749.9
Other non-current assets	406.3	390.0
Non-current assets held for sale	36.2	466.3
Total other assets	6,883.7	7,466.9
Total assets	$10,926.9	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$2.5	$2.5
Accounts payable	527.2	576.9
Employee compensation and benefits	287.4	312.4
Other current liabilities	791.1	645.9
Current liabilities held for sale	60.5	72.5
Total current liabilities	1,668.7	1,610.2
Other liabilities
Long-term debt	2,960.7	2,547.9
Pension and other post-retirement compensation and benefits	279.1	320.2
Deferred tax liabilities	558.4	557.0
Other non-current liabilities	480.7	456.4
Non-current liabilities held for sale	11.9	33.9
Total liabilities	5,959.5	5,525.6
Equity
Ordinary shares $0.01 and CHF 0.50 par value, 426.0 and 213.0 authorized, 207.1 and 213.0 issued at September 27, 2014 and December 31, 2013, respectively	2.1	113.5
Ordinary shares held in treasury, 20.3 and 15.6 shares at September 27, 2014 and December 31, 2013, respectively	(1,267.5)	(875.1)
Additional paid-in capital	4,542.3	5,071.4
Retained earnings	1,923.2	1,829.1
Accumulated other comprehensive income (loss)	(232.7)	(43.6)
Shareholders’ equity attributable to Pentair plc	4,967.4	6,095.3
Noncontrolling interest	—	122.4
Total equity	4,967.4	6,217.7
Total liabilities and equity	$10,926.9	$11,743.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 27, 2014	September 28, 2013
Operating activities
Net income before noncontrolling interest	$94.1	$382.9
Income from discontinued operations, net of tax	(2.6)	(29.8)
Loss from sale / impairment of discontinued operations, net of tax	385.7	—
Net income from continuing operations before noncontrolling interest	477.2	353.1
Adjustments to reconcile net income from continuing operations before noncontrolling interest to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.9)	(1.7)
Depreciation	103.9	108.9
Amortization	85.9	106.7
Deferred income taxes	6.7	22.8
Loss (gain) on sale of businesses	0.2	(16.8)
Share-based compensation	24.8	25.3
Excess tax benefits from share-based compensation	(10.0)	(7.4)
Loss on sale of assets	1.0	3.9
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	71.5	(40.1)
Inventories	(38.5)	10.0
Other current assets	(36.8)	(10.2)
Accounts payable	(34.4)	16.7
Employee compensation and benefits	(11.9)	38.5
Other current liabilities	95.4	11.8
Other non-current assets and liabilities	(45.9)	(10.1)
Net cash provided by (used for) operating activities of continuing operations	688.2	611.4
Net cash provided by (used for) operating activities of discontinued operations	(4.8)	22.6
Net cash provided by (used for) operating activities	683.4	634.0
Investing activities
Capital expenditures	(92.5)	(126.3)
Proceeds from sale of property and equipment	4.1	3.7
Proceeds from sale of businesses, net	0.3	30.9
Acquisitions, net of cash acquired	—	(84.4)
Other	0.6	(0.8)
Net cash provided by (used for) investing activities	(87.5)	(176.9)
Financing activities
Net receipts of short-term borrowings	0.3	—
Net receipts of commercial paper and revolving long-term debt	426.2	122.5
Repayments of long-term debt	(13.2)	(6.2)
Debt issuance costs	—	(1.4)
Excess tax benefits from share-based compensation	10.0	7.4
Shares issued to employees, net of shares withheld	30.3	70.8
Repurchases of ordinary shares	(850.0)	(540.3)
Dividends paid	(156.2)	(143.9)
Purchase of noncontrolling interest	(134.7)	—
Distribution to noncontrolling interest	—	(2.0)
Net cash provided by (used for) financing activities	(687.3)	(493.1)
Effect of exchange rate changes on cash and cash equivalents	(8.0)	17.8
Change in cash and cash equivalents	(99.4)	(18.2)
Cash and cash equivalents, beginning of period	256.0	237.4
Cash and cash equivalents, end of period	$156.6	$219.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	94.1	—	94.1	—	94.1
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(189.1)	(189.1)	—	(189.1)
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(225.7)	—	—	(225.7)	—	(225.7)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	(5.9)	—	(5.8)	(450.7)	(399.3)	—	—	(850.0)	—	(850.0)
Exercise of options, net of shares tendered for payment	—	—	0.9	48.7	(11.0)	—	—	37.7	—	37.7
Issuance of restricted shares, net of cancellations	—	—	0.3	14.4	(14.4)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(4.8)	(2.6)	—	—	(7.4)	—	(7.4)
Share-based compensation	—	—	—	—	24.8	—	—	24.8	—	24.8
Balance - September 27, 2014	207.1	$2.1	(20.3)	$(1,267.5)	$4,542.3	$1,923.2	$(232.7)	$4,967.4	$—	$4,967.4

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income	—	—	—	—	—	378.6	—	378.6	4.3	382.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(30.1)	(30.1)	0.7	(29.4)
Tax benefits of share-based compensation	—	—	—	—	6.2	—	—	6.2	—	6.2
Dividends declared	—	—	—	—	(199.6)	—	—	(199.6)	—	(199.6)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(9.7)	(540.3)	—	—	—	(540.3)	—	(540.3)
Exercise of options, net of shares tendered for payment	—	—	2.5	109.8	(26.6)	—	—	83.2	—	83.2
Issuance of restricted shares, net of cancellations	—	—	0.6	28.9	(28.9)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.2)	(10.1)	(2.3)	—	—	(12.4)	—	(12.4)
Share-based compensation	—	—	—	—	25.3	—	—	25.3	—	25.3
Balance - September 28, 2013	213.0	$113.5	(13.7)	$(727.2)	$5,066.5	$1,670.9	$(41.7)	$6,082.0	$119.4	$6,201.4

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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding common shares of Flow Control to Tyco’s shareholders, resulting in the distribution of approximately 110.9 million of our common shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation.
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

2.	Acquisitions
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

filtration businesses. There was no material pro forma impact from this acquisition as the results of PRF were consolidated into our financial statements prior to acquiring the remaining interest.
3.Discontinued Operations and Divestitures
Discontinued Operations
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. We expect to dispose of the Water Transport business by early to mid-2015. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented.

During the quarter ended September 27, 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business. The impairment charge was determined using significant unobservable inputs (Level 3 fair value measurements). In addition, during the first quarter of 2014 we sold a portion of our Water Transport business in Australia resulting in a loss of $5.6 million, net of a $2.4 million tax benefit.

Operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$74.8	$116.7	$235.4	$403.0

Income from discontinued operations before income taxes	$0.2	$10.3	$0.3	$40.0
Income tax benefit (provision)	1.4	(2.5)	2.3	(10.2)
Income from discontinued operations, net of tax	$1.6	$7.8	$2.6	$29.8

Loss from sale / impairment of discontinued operations before income taxes	$(392.4)	$—	$(400.4)	$—
Income tax benefit	12.3	—	14.7	—
Loss from sale / impairment of discontinued operations, net of tax	$(380.1)	$—	$(385.7)	$—

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	September 27, 2014	December 31, 2013
Cash and cash equivalents	$10.6	$9.1
Accounts and notes receivable, net	40.7	49.3
Inventories	45.0	48.2
Other current assets	32.9	27.8
Current assets held for sale	$129.2	$134.4
Property, plant and equipment, net	$22.8	$125.7
Goodwill	—	273.5
Intangibles, net	—	26.2
Other non-current assets	13.4	40.9
Non-current assets held for sale	$36.2	$466.3
Accounts payable	22.4	19.7
Employee compensation and benefits	17.4	34.7
Other current liabilities	20.7	18.1
Current liabilities held for sale	$60.5	$72.5
Long-term debt	$4.5	$4.7
Pension and other post-retirement compensation and benefits	3.2	4.6
Deferred tax liabilities	3.7	23.6
Other non-current liabilities	0.5	1.0
Non-current liabilities held for sale	$11.9	$33.9

Divestitures
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

4.	Share Plans
Total share-based compensation expense for the three and nine months ended September 27, 2014 and September 28, 2013 was as follows:

	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Restricted stock units	$5.6	$4.6	$16.7	$16.4
Stock options	2.7	2.6	8.1	8.9
Total share-based compensation expense	$8.3	$7.2	$24.8	$25.3

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

Pentair plc and Subsidiaries
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

5.	Restructuring
During the nine months ended September 27, 2014 and the year ended December 31, 2013, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2014 initiatives included the reduction in hourly and salaried headcount of approximately 750 employees, consisting of approximately 400 in Valves & Controls, 100 in Process Technologies, 150 in Flow Technologies and 100 in Technical Solutions. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,100 employees, consisting of approximately 500 in Valves & Controls, 150 in Process Technologies, 150 in Flow Technologies and 300 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Severance and related costs	$—	$0.8	$34.7	$40.5
Other	—	2.5	18.3	8.6
Total restructuring costs	$—	$3.3	$53.0	$49.1
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment for the three and nine months ended September 27, 2014 and September 28, 2013 are as follows:

	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Valves & Controls	$—	$0.4	$27.7	$18.6
Process Technologies	—	2.3	9.5	6.4
Flow Technologies	—	—	10.0	6.5
Technical Solutions	—	0.6	5.8	15.8
Other	—	—	—	1.8
Consolidated	$—	$3.3	$53.0	$49.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 27, 2014:

In millions	September 27, 2014
Beginning balance	$68.6
Costs incurred	34.7
Cash payments and other	(43.8)
Ending balance	$59.5

6.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss) attributable to Pentair plc	$(186.0)	$172.8	$94.1	$378.6
Net income from continuing operations attributable to Pentair plc	$192.5	$165.0	$477.2	$348.8
Weighted average ordinary shares outstanding
Basic	190.2	199.3	193.2	202.1
Dilutive impact of stock options and restricted stock units	2.9	3.5	3.2	3.5
Diluted	193.1	202.8	196.4	205.6
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$1.01	$0.83	$2.47	$1.73
Discontinued operations	(1.99)	0.04	(1.98)	0.14
Basic earnings (loss) per ordinary share	$(0.98)	$0.87	$0.49	$1.87
Diluted
Continuing operations	$1.00	$0.81	$2.43	$1.70
Discontinued operations	(1.95)	0.04	(1.95)	0.14
Diluted earnings (loss) per ordinary share	$(0.95)	$0.85	$0.48	$1.84
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.5	0.1	0.5	0.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Information

In millions	September 27, 2014	December 31, 2013
Inventories
Raw materials and supplies	$464.5	$549.8
Work-in-process	249.8	164.4
Finished goods	485.1	480.9
Total inventories	$1,199.4	$1,195.1
Other current assets
Cost in excess of billings	$108.3	$91.6
Prepaid expenses	114.7	97.6
Deferred income taxes	145.6	149.7
Other current assets	17.7	22.7
Total other current assets	$386.3	$361.6
Property, plant and equipment, net
Land and land improvements	$175.5	$186.4
Buildings and leasehold improvements	506.0	502.6
Machinery and equipment	1,177.4	1,155.1
Construction in progress	78.0	70.9
Total property, plant and equipment	1,936.9	1,915.0
Accumulated depreciation and amortization	946.1	870.7
Total property, plant and equipment, net	$990.8	$1,044.3
Other non-current assets
Asbestos-related insurance receivable	$116.1	$119.6
Deferred income taxes	93.1	92.3
Other non-current assets	197.1	178.1
Total other non-current assets	$406.3	$390.0
Other current liabilities
Deferred revenue and customer deposits	$112.0	$90.8
Dividends payable	168.1	98.7
Billings in excess of cost	36.6	35.4
Accrued warranty	54.3	56.0
Other current liabilities	420.1	365.0
Total other current liabilities	$791.1	$645.9
Other non-current liabilities
Asbestos-related liabilities	$250.5	$254.7
Taxes payable	49.5	48.9
Other non-current liabilities	180.7	152.8
Total other non-current liabilities	$480.7	$456.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2013	Acquisitions/ divestitures	Foreign currency translation/other	September 27, 2014
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,524.5	—	(45.4)	1,479.1
Flow Technologies	666.6	—	(18.3)	648.3
Technical Solutions	1,158.0	—	(4.4)	1,153.6
Total goodwill	$4,860.7	$—	$(68.1)	$4,792.6
Identifiable intangible assets consisted of the following:

	September 27, 2014			December 31, 2013
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,259.5	$(306.7)	$952.8	$1,271.2	$(243.1)	$1,028.1
Trade names	2.1	(1.1)	1.0	2.1	(0.9)	1.2
Proprietary technology and patents	257.3	(92.8)	164.5	263.7	(80.0)	183.7
Total finite-life intangibles	$1,518.9	$(400.6)	$1,118.3	$1,537.0	$(324.0)	$1,213.0
Indefinite-life intangibles
Trade names	530.3	—	530.3	536.9	—	536.9
Total intangibles, net	$2,049.2	$(400.6)	$1,648.6	$2,073.9	$(324.0)	$1,749.9
Intangible asset amortization expense was $28.5 million and $28.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $85.9 million and $106.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2014 and the next five years is as follows:

	Q4
In millions	2014	2015	2016	2017	2018	2019
Estimated amortization expense	$28.2	$112.6	$111.7	$110.0	$107.6	$100.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 27, 2014	Maturity Year	September 27, 2014	December 31, 2013
Commercial paper	0.510%	2019	$945.6	$528.9
Revolving credit facilities	1.404%	2019	9.5	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Other	6.000%	2014	0.5	—
Capital lease obligations	6.300%	2014-2015	7.6	21.5
Total debt			2,963.2	2,550.4
Less: Current maturities and short-term borrowings			(2.5)	(2.5)
Long-term debt			$2,960.7	$2,547.9
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. Effective upon the Redomicile, the Notes are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA. Prior to the Redomicile, the registered Notes were guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Effective upon the Redomicile, Pentair plc and PISG became the guarantors under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of our outstanding commercial paper. As of September 27, 2014 and December 31, 2013, we had $945.6 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $494.9 million as of September 27, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Credit Facility ("Amended Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to LIBOR plus a specified margin based upon PFSA’s credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA’s credit ratings) on the amount of each lender’s commitment, and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger ($25.0 million of costs and expenses incurred in connection with acquisitions, investments, dispositions and the issuance, incurrence, repayment or refinancing of debt as a result of the Amended Credit Facility) (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 27, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $83.5 million, of which $0.5 million was outstanding at September 27, 2014. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at September 27, 2014 matures on a calendar year basis, reflecting maturity date changes as a result of the Amended Credit Facility, as follows:

	Q4
In millions	2014	2015	2016	2017	2018	2019	Thereafter	Total
Contractual debt obligation maturities	$0.5	$350.0	$—	$350.0	$—	$1,205.1	$1,050.0	$2,955.6
Capital lease obligations	0.5	7.1	—	—	—	—	—	7.6
Total maturities	$1.0	$357.1	$—	$350.0	$—	$1,205.1	$1,050.0	$2,963.2
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $7.8 million less the imputed interest of $0.2 million as of September 27, 2014.
As of September 27, 2014 and December 31, 2013, assets under capital lease were $20.4 million and $41.7 million, respectively, less accumulated amortization of $2.4 million and $7.6 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $7.2 million and $8.1 million at September 27, 2014 and December 31, 2013, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At September 27, 2014 and December 31, 2013, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $170.3 million and $130.3 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and nine months ended September 27, 2014 and September 28, 2013 were not material.
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

The recorded amounts and estimated fair values of total debt were as follows:

	September 27, 2014		December 31, 2013
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$955.6	$955.6	$528.9	$528.9
Fixed rate debt	2,007.6	2,065.8	2,021.5	1,997.5
Total debt	$2,963.2	$3,021.4	$2,550.4	$2,526.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 27, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.5	$—	$0.5
Deferred compensation plans (1)	47.2	7.4	—	54.6
Total recurring fair value measurements	$47.2	$7.9	$—	$55.1
Nonrecurring fair value measurements (2)

	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$3.6	$—	$3.6
Deferred compensation plan (1)	32.1	—	—	32.1
Total recurring fair value measurements	$32.1	$3.6	$—	$35.7
Nonrecurring fair value measurements (3)

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

(2)
During the quarter ended September 27, 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business. The impairment charge was determined using significant unobservable inputs (Level 3 fair value measurements). See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information about the impairment.

(3)
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
The effective income tax rate for the nine months ended September 27, 2014 was 23.7% compared to 24.2% for the nine months ended September 28, 2013. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $60.9 million and $60.8 million at September 27, 2014 and December 31, 2013, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	U.S. pension plans
	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$3.3	$3.9	$9.9	$11.7
Interest cost	3.8	3.6	11.4	10.8
Expected return on plan assets	(2.6)	(2.4)	(7.8)	(7.2)
Net periodic benefit cost	$4.5	$5.1	$13.5	$15.3

	Non-U.S. pension plans
	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$2.0	$2.4	$6.0	$7.2
Interest cost	4.7	4.4	14.1	13.2
Expected return on plan assets	(4.2)	(3.8)	(12.6)	(11.4)
Net periodic benefit cost	$2.5	$3.0	$7.5	$9.0
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 27, 2014 and September 28, 2013 were not material.

13.	Shareholders’ Equity
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

During the nine months ended September 27, 2014, we repurchased 11.8 million of our shares for $850.0 million pursuant to these authorizations. As of September 27, 2014, we had $300.0 million remaining available for share repurchases under the December 2013 authorization.
Dividends payable
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provides that dividends of $1.20 per share will be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $168.1 million and $98.7 million at September 27, 2014 and December 31, 2013, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

14.	Segment information
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales
Valves & Controls	$613.4	$611.5	$1,782.1	$1,817.2
Process Technologies	437.8	421.2	1,352.9	1,295.4
Flow Technologies	274.5	281.5	856.8	865.6
Technical Solutions	438.8	405.9	1,262.7	1,213.3
Other	(6.1)	(6.8)	(18.0)	(22.8)
Consolidated	$1,758.4	$1,713.3	$5,236.5	$5,168.7
Operating income (loss)
Valves & Controls	$96.4	$76.6	$220.1	$114.9
Process Technologies	58.1	57.1	186.8	177.3
Flow Technologies	38.8	38.7	102.5	100.5
Technical Solutions	96.5	82.2	246.3	200.6
Other	(22.4)	(24.6)	(79.8)	(92.0)
Consolidated	$267.4	$230.0	$675.9	$501.3

15.	Commitments and Contingencies
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
As of September 27, 2014, there were approximately 3,200 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $250.5 million and $254.7 million as of September 27, 2014 and December 31, 2013, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $116.1 million and $119.6 million as of September 27, 2014 and December 31, 2013, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.

Pentair plc and Subsidiaries
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $33.1 million and $34.8 million as of September 27, 2014 and December 31, 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the nine months ended September 27, 2014 were as follows:

In millions	September 27, 2014
Beginning balance	$56.0
Service and product warranty provision	44.9
Payments	(45.0)
Foreign currency translation	(1.6)
Ending balance	$54.3
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
As of September 27, 2014 and December 31, 2013, the outstanding value of bonds, letters of credit and bank guarantees totaled $466.9 million and $484.0 million, respectively, of which $42.6 million and $25.3 million, respectively, relate to the Water Transport business.

16.	Supplemental Guarantor Information
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,758.4	$—	$1,758.4
Cost of goods sold	—	—	—	1,133.7	—	1,133.7
Gross profit	—	—	—	624.7	—	624.7
Selling, general and administrative	3.2	1.5	0.8	323.3	—	328.8
Research and development	—	—	—	28.5	—	28.5
Operating income (loss)	(3.2)	(1.5)	(0.8)	272.9	—	267.4
Loss (earnings) from continuing operations of investment in subsidiaries	(195.7)	(198.1)	(206.3)	—	600.1	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.3)	—	(0.3)
Net interest expense	—	0.9	1.0	15.2	—	17.1
Income (loss) from continuing operations before income taxes	192.5	195.7	204.5	258.0	(600.1)	250.6
Provision for income taxes	—	—	—	58.1	—	58.1
Net income (loss) from continuing operations	192.5	195.7	204.5	199.9	(600.1)	192.5
Income from discontinued operations, net of tax	—	—	—	1.6	—	1.6
Loss from impairment of discontinued operations, net of tax	—	—	—	(380.1)	—	(380.1)
Earnings (loss) from discontinued operations of investment in subsidiaries	(378.5)	(378.5)	(378.5)	—	1,135.5	—
Net income (loss) attributable to Pentair plc	$(186.0)	$(182.8)	$(174.0)	$(178.6)	$535.4	$(186.0)
Net income (loss) from continuing operations attributable to Pentair plc	$192.5	$195.7	$204.5	$199.9	$(600.1)	$192.5
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair plc	$(186.0)	$(182.8)	$(174.0)	$(178.6)	$535.4	$(186.0)
Changes in cumulative translation adjustment	(178.8)	(178.8)	(178.8)	(178.8)	536.4	(178.8)
Changes in market value of derivative financial instruments	0.8	0.8	0.8	0.8	(2.4)	0.8
Comprehensive income (loss) attributable to Pentair plc	$(364.0)	$(360.8)	$(352.0)	$(356.6)	$1,069.4	$(364.0)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$5,236.5	$—	$5,236.5
Cost of goods sold	—	—	—	3,401.4	—	3,401.4
Gross profit	—	—	—	1,835.1	—	1,835.1
Selling, general and administrative	10.6	4.2	6.8	1,049.4	—	1,071.0
Research and development	—	—	—	88.2	—	88.2
Operating income (loss)	(10.6)	(4.2)	(6.8)	697.5	—	675.9
Loss (earnings) from continuing operations of investment in subsidiaries	(488.5)	(493.9)	(484.0)	—	1,466.4	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.9)	—	(0.9)
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest expense	0.7	1.2	2.0	47.2	—	51.1
Income (loss) from continuing operations before income taxes	477.2	488.5	475.2	651.0	(1,466.4)	625.5
Provision for income taxes	—	—	1.0	147.3	—	148.3
Net income (loss) from continuing operations	477.2	488.5	474.2	503.7	(1,466.4)	477.2
Income from discontinued operations, net of tax	—	—	—	2.6	—	2.6
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(385.7)	—	(385.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(383.1)	(383.1)	(383.1)	—	1,149.3	—
Net income (loss) attributable to Pentair plc	$94.1	$105.4	$91.1	$120.6	$(317.1)	$94.1
Net income (loss) from continuing operations attributable to Pentair plc	$477.2	$488.5	$474.2	$503.7	$(1,466.4)	$477.2
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair plc	$94.1	$105.4	$91.1	$120.6	$(317.1)	$94.1
Changes in cumulative translation adjustment	(190.3)	(190.3)	(190.3)	(190.3)	570.9	(190.3)
Changes in market value of derivative financial instruments	1.2	1.2	1.2	1.2	(3.6)	1.2
Comprehensive income (loss) attributable to Pentair plc	$(95.0)	$(83.7)	$(98.0)	$(68.5)	$250.2	$(95.0)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.2	$156.4	$—	$156.6
Accounts and notes receivable, net	—	—	—	1,180.9	—	1,180.9
Inventories	—	—	—	1,199.4	—	1,199.4
Other current assets	0.1	16.3	8.0	402.5	(40.6)	386.3
Current assets held for sale	—	—	—	129.2	—	129.2
Total current assets	0.1	16.3	8.2	3,068.4	(40.6)	3,052.4
Property, plant and equipment, net	—	—	—	990.8	—	990.8
Other assets
Investments in subsidiaries	5,589.5	5,751.6	7,830.7	—	(19,171.8)	—
Goodwill	—	—	—	4,792.6	—	4,792.6
Intangibles, net	—	—	—	1,648.6	—	1,648.6
Other non-current assets	31.6	—	1,979.7	370.6	(1,975.6)	406.3
Non-current assets held for sale	—	—	—	36.2	—	36.2
Total other assets	5,621.1	5,751.6	9,810.4	6,848.0	(21,147.4)	6,883.7
Total assets	$5,621.2	$5,767.9	$9,818.6	$10,907.2	$(21,188.0)	$10,926.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$2.5	$—	$2.5
Accounts payable	—	—	—	527.2	—	527.2
Employee compensation and benefits	—	0.7	—	286.7	—	287.4
Other current liabilities	173.4	4.5	14.2	639.6	(40.6)	791.1
Current liabilities held for sale	—	—	—	60.5	—	60.5
Total current liabilities	173.4	5.2	14.2	1,516.5	(40.6)	1,668.7
Other liabilities
Long-term debt	462.8	173.2	2,818.6	1,481.7	(1,975.6)	2,960.7
Pension and other post-retirement compensation and benefits	—	—	—	279.1	—	279.1
Deferred tax liabilities	—	—	2.2	556.2	—	558.4
Other non-current liabilities	17.6	—	—	463.1	—	480.7
Non-current liabilities held for sale	—	—	—	11.9	—	11.9
Total liabilities	653.8	178.4	2,835.0	4,308.5	(2,016.2)	5,959.5
Equity	4,967.4	5,589.5	6,983.6	6,598.7	(19,171.8)	4,967.4
Total liabilities and equity	$5,621.2	$5,767.9	$9,818.6	$10,907.2	$(21,188.0)	$10,926.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$99.4	$94.2	$88.1	$718.8	$(317.1)	$683.4
Investing activities
Capital expenditures	—	—	—	(92.5)	—	(92.5)
Proceeds from sale of property and equipment	—	—	—	4.1	—	4.1
Proceeds from sale of businesses, net	—	—	—	0.3	—	0.3
Other	—	—	—	0.6	—	0.6
Net cash provided by (used for) investing activities	—	—	—	(87.5)	—	(87.5)
Financing activities
Net receipts (repayments) of short-term borrowings	—	—	—	0.3	—	0.3
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	416.7	9.5	—	426.2
Repayments of long-term debt	—	—	—	(13.2)	—	(13.2)
Net change in advances to subsidiaries	455.6	(94.2)	(551.6)	(126.9)	317.1	—
Excess tax benefits from share-based compensation	—	—	—	10.0	—	10.0
Shares issued to employees, net of shares withheld	—	—	—	30.3	—	30.3
Repurchases of ordinary shares	(399.3)	—	—	(450.7)	—	(850.0)
Dividends paid	(156.2)	—	—	—	—	(156.2)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(99.9)	(94.2)	(134.9)	(675.4)	317.1	(687.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.0)	—	(8.0)
Change in cash and cash equivalents	(0.5)	—	(46.8)	(52.1)	—	(99.4)
Cash and cash equivalents, beginning of period	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of period	$—	$—	$0.2	$156.4	$—	$156.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,713.3	$—	$1,713.3
Cost of goods sold	—	—	1,098.6	—	1,098.6
Gross profit	—	—	614.7	—	614.7
Selling, general and administrative	(0.7)	3.1	351.0	—	353.4
Research and development	—	—	31.3	—	31.3
Operating income (loss)	0.7	(3.1)	232.4	—	230.0
Loss (earnings) from continuing operations of investment in subsidiaries	(165.5)	(169.5)	—	335.0	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.5)	—	(0.5)
Gain on sale of business	—	—	(0.1)	—	(0.1)
Net interest expense	1.3	0.6	15.6	—	17.5
Income (loss) from continuing operations before income taxes and noncontrolling interest	164.9	165.8	217.4	(335.0)	213.1
Provision (benefit) for income taxes	(0.1)	1.3	45.5	—	46.7
Net income (loss) from continuing operations before noncontrolling interest	165.0	164.5	171.9	(335.0)	166.4
Income from discontinued operations, net of tax	—	—	7.8	—	7.8
Earnings (loss) from discontinued operations of investment in subsidiaries	7.8	7.8	—	(15.6)	—
Net income (loss) before noncontrolling interest	172.8	172.3	179.7	(350.6)	174.2
Noncontrolling interest	—	—	1.4	—	1.4
Net income (loss) attributable to Pentair plc	$172.8	$172.3	$178.3	$(350.6)	$172.8
Net income (loss) from continuing operations attributable to Pentair plc	$165.0	$164.5	$170.5	$(335.0)	$165.0
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$172.8	$172.3	$179.7	$(350.6)	$174.2
Changes in cumulative translation adjustment	87.9	87.9	89.1	(175.8)	89.1
Changes in market value of derivative financial instruments	(0.6)	(0.6)	(0.6)	1.2	(0.6)
Total comprehensive income (loss)	260.1	259.6	268.2	(525.2)	262.7
Less: Comprehensive income attributable to noncontrolling interest	—	—	2.6	—	2.6
Comprehensive income (loss) attributable to Pentair plc	$260.1	$259.6	$265.6	$(525.2)	$260.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$5,168.7	$—	$5,168.7
Cost of goods sold	—	—	3,429.1	—	3,429.1
Gross profit	—	—	1,739.6	—	1,739.6
Selling, general and administrative	(1.5)	10.1	1,134.9	—	1,143.5
Research and development	—	—	94.8	—	94.8
Operating income (loss)	1.5	(10.1)	509.9	—	501.3
Loss (earnings) from continuing operations of investment in subsidiaries	(351.3)	(366.6)	—	717.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(1.7)	—	(1.7)
Gain on sale of business	—	—	(16.8)	—	(16.8)
Net interest expense	4.4	6.7	42.7	—	53.8
Income (loss) from continuing operations before income taxes and noncontrolling interest	348.4	349.8	485.7	(717.9)	466.0
Provision (benefit) for income taxes	(0.4)	1.3	112.0	—	112.9
Net income (loss) from continuing operations before noncontrolling interest	348.8	348.5	373.7	(717.9)	353.1
Income from discontinued operations, net of tax	—	—	29.8	—	29.8
Earnings (loss) from discontinued operations of investment in subsidiaries	29.8	29.8	—	(59.6)	—
Net income (loss) before noncontrolling interest	378.6	378.3	403.5	(777.5)	382.9
Noncontrolling interest	—	—	4.3	—	4.3
Net income (loss) attributable to Pentair plc	$378.6	$378.3	$399.2	$(777.5)	$378.6
Net income (loss) from continuing operations attributable to Pentair plc	$348.8	$348.5	$369.4	$(717.9)	$348.8
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$378.6	$378.3	$403.5	$(777.5)	$382.9
Changes in cumulative translation adjustment	(29.8)	(29.8)	(29.1)	59.6	(29.1)
Changes in market value of derivative financial instruments	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Total comprehensive income (loss)	348.5	348.2	374.1	(717.3)	353.5
Less: Comprehensive income attributable to noncontrolling interest	—	—	5.0	—	5.0
Comprehensive income (loss) attributable to Pentair plc	$348.5	$348.2	$369.1	$(717.3)	$348.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.5	$47.0	$208.5	$—	$256.0
Accounts and notes receivable, net	2.9	4.0	1,341.7	(63.6)	1,285.0
Inventories	—	—	1,195.1	—	1,195.1
Other current assets	1.4	0.6	359.6	—	361.6
Current assets held for sale	—	—	134.4	—	134.4
Total current assets	4.8	51.6	3,239.3	(63.6)	3,232.1
Property, plant and equipment, net	—	—	1,044.3	—	1,044.3
Other assets
Investments in subsidiaries	6,224.7	8,066.6	—	(14,291.3)	—
Goodwill	—	—	4,860.7	—	4,860.7
Intangibles, net	—	—	1,749.9	—	1,749.9
Other non-current assets	31.6	1,302.7	352.4	(1,296.7)	390.0
Non-current assets held for sale	—	—	466.3	—	466.3
Total other assets	6,256.3	9,369.3	7,429.3	(15,588.0)	7,466.9
Total assets	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$2.5	$—	$2.5
Accounts payable	48.1	8.6	583.8	(63.6)	576.9
Employee compensation and benefits	0.5	—	311.9	—	312.4
Other current liabilities	99.6	11.7	534.6	—	645.9
Current liabilities held for sale	—	—	72.5	—	72.5
Total current liabilities	148.2	20.3	1,505.3	(63.6)	1,610.2
Other liabilities
Long-term debt	—	2,401.9	1,442.7	(1,296.7)	2,547.9
Pension and other post-retirement compensation and benefits	—	—	320.2	—	320.2
Deferred tax liabilities	—	2.2	554.8	—	557.0
Other non-current liabilities	17.6	—	438.8	—	456.4
Non-current liabilities held for sale	—	—	33.9	—	33.9
Total liabilities	165.8	2,424.4	4,295.7	(1,360.3)	5,525.6
Equity
Shareholders’ equity attributable to Pentair plc and subsidiaries	6,095.3	6,996.5	7,294.8	(14,291.3)	6,095.3
Noncontrolling interest	—	—	122.4	—	122.4
Total equity	6,095.3	6,996.5	7,417.2	(14,291.3)	6,217.7
Total liabilities and equity	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 28, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$369.0	$383.4	$659.1	$(777.5)	$634.0
Investing activities
Capital expenditures	—	—	(126.3)	—	(126.3)
Proceeds from sale of property and equipment	—	—	3.7	—	3.7
Proceeds from sale of businesses, net	—	—	30.9	—	30.9
Acquisitions, net of cash acquired	(84.4)	—	—	—	(84.4)
Other	—	—	(0.8)	—	(0.8)
Net cash provided by (used for) investing activities	(84.4)	—	(92.5)	—	(176.9)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	114.9	7.6	—	122.5
Repayments of long-term debt	—	—	(6.2)	—	(6.2)
Debt issuance costs	—	(1.4)	—	—	(1.4)
Excess tax benefits from share-based compensation	—	—	7.4	—	7.4
Net change in advances to subsidiaries	(140.7)	(496.7)	(140.1)	777.5	—
Shares issued to employees, net of shares withheld	—	—	70.8	—	70.8
Repurchases of ordinary shares	—	—	(540.3)	—	(540.3)
Dividends paid	(143.9)	—	—	—	(143.9)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(284.6)	(383.2)	(602.8)	777.5	(493.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	17.8	—	17.8
Change in cash and cash equivalents	—	0.2	(18.4)	—	(18.2)
Cash and cash equivalents, beginning of period	—	—	237.4	—	237.4
Cash and cash equivalents, end of period	$—	$0.2	$219.0	$—	$219.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully integrate Pentair, Inc. and the Flow Control (as defined below) business and achieve expected benefits from the Merger (as defined below); the ability to successfully complete the disposition of our Water Transport business on anticipated terms and timetable; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, complete and integrate acquisitions; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; the ability to achieve our long-term strategic operating goals; and the ability to achieve the expected benefits from the Redomicile (as defined below). Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (“SEC”), including in our 2013 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries and the term "Flow Control" refers to Pentair Ltd. prior to the Merger (defined below). We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. During the fourth quarter of 2013, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change from three reporting segments to four. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first nine months of 2014, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions represented approximately 34 percent, 26 percent, 16 percent and 24 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Recent Developments
In December 2013, the Company’s Board of Directors approved changing the Company’s jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc, an Irish company, and all Pentair Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Pentair plc on a one-for-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as the ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange ("NYSE") on June 3, 2014 under the symbol “PNR,” the same symbol under which Pentair Ltd. shares were previously traded.
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

On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. We expect to dispose of the Water Transport business by early to mid-2015. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented. During the quarter ended September 27, 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of tax, representing our estimated loss on disposal of the Water Transport business.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2013 and the first nine months of 2014 and will likely impact our results in the future:

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

•	Economic uncertainty in our Water Transport business in Australia has negatively impacted our results of discontinued operations and may continue to do so for the foreseeable future.

•
Through 2013 and the first nine months of 2014, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities of continuing operations less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2013 was $751.3 million. Our free cash flow for the first nine months of 2014 was $599.8 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2014. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources” in this report for a reconciliation of our free cash flow.

In 2014, our operating objectives include the following:

•	Continuing integration of Pentair, Inc. and the Flow Control business;

•	Increasing our presence in both fast growth and developed regions and vertical focus to grow in those markets in which we have competitive advantages;

•	Focusing on developing global talent in light of our increased global presence;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 27, 2014 and September 28, 2013 were as follows:

	Three months ended
In millions	September 27, 2014	September 28, 2013	$ change	% / point change
Net sales	$1,758.4	$1,713.3	$45.1	2.6%
Cost of goods sold	1,133.7	1,098.6	35.1	3.2%
Gross profit	624.7	614.7	10.0	1.6%
% of net sales	35.5%	35.9%		(0.4	) pts

Selling, general and administrative	328.8	353.4	(24.6)	(7.0)%
% of net sales	18.7%	20.7%		(2.0	) pts

Operating income	267.4	230.0	37.4	16.3%
% of net sales	15.2%	13.4%		1.8	pts

Loss (gain) on sale of businesses	—	(0.1)	0.1	N.M.
Net interest expense	17.1	17.5	(0.4)	(2.3)%

Net income from continuing operations before income taxes and noncontrolling interest	250.6	213.1	37.5	17.6%
Provision for income taxes	58.1	46.7	11.4	24.4%
Effective tax rate	23.2%	21.9%		1.3	pts
N.M. Not Meaningful
The consolidated results of operations for the nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Nine months ended
In millions	September 27, 2014	September 28, 2013	$ change	% / point change
Net sales	$5,236.5	$5,168.7	$67.8	1.3%
Cost of goods sold	3,401.4	3,429.1	(27.7)	(0.8)%
Gross profit	1,835.1	1,739.6	95.5	5.5%
% of net sales	35.0%	33.7%		1.3	pts

Selling, general and administrative	1,071.0	1,143.5	(72.5)	(6.3)%
% of net sales	20.4%	22.2%		(1.8	) pts

Operating income	675.9	501.3	174.6	34.8%
% of net sales	12.9%	9.7%		3.2	pts

Loss (gain) on sale of businesses	0.2	(16.8)	17.0	(101.2)%
Net interest expense	51.1	53.8	(2.7)	(5.0)%

Net income from continuing operations before income taxes and noncontrolling interest	625.5	466.0	159.5	34.2%
Provision for income taxes	148.3	112.9	35.4	31.4%
Effective tax rate	23.7%	24.2%		(0.5	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 27, 2014	Nine months ended September 27, 2014
	over the prior year period	over the prior year period
Volume	1.6%	0.9%
Acquisition (divestiture)	(0.2)	(0.3)
Price	1.1	0.9
Currency	0.1	(0.2)
Total	2.6%	1.3%
The 2.6 and 1.3 percent increases in consolidated net sales in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	sales growth in Technical Solutions, primarily as the result of increased volume in United States and Canada;

•
organic sales growth in Process Technologies related to higher sales of certain pool products primarily serving North American residential housing and increased demand for global food & beverage solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	decrease in sales of energy products in Valves & Controls and sales declines in residential and commercial product sales and infrastructure businesses in Flow Technologies; and

•	loss of revenue related to the 2013 divestiture of businesses in Technical Solutions and Flow Technologies.

Gross profit
The 0.4 percentage point decrease in gross profit as a percentage of sales in the third quarter of 2014 from 2013 was primarily driven by:

•	inflationary increases related to raw materials and labor costs.
This decrease was partially offset by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System (“PIMS”) initiatives including lean and supply management practices; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
The 1.3 percentage point increase in gross profit as a percentage of sales in the first nine months of 2014 from 2013 was primarily driven by:

•
a decrease in cost of goods sold of $86.6 million in the first nine months of 2014 compared to 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013, which did not recur in the first nine months of 2014;

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

Selling, general and administrative ("SG&A")
The 2.0 and 1.8 percentage point decreases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	restructuring costs of $3.3 million in the third quarter of 2013 that did not recur in the third quarter of 2014;

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	higher sales volume and the resultant gain of leverage on fixed operating expenses.
These decreases were partially offset by:

•	costs of $10.3 million incurred in the first nine months of 2014 as a result of the redomicile of the Company from Switzerland to Ireland; and

•	restructuring costs of $53.0 million in the first nine months of 2014, compared to $49.1 million in the first nine months of 2013.
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
Net interest expense
The 2.3 and 5.0 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	reduced overall interest rates in effect on our outstanding debt.
This decrease was partially offset by:

•	the impact of higher debt levels during the first nine months of 2014.
Provision for income taxes
The 1.3 percentage point increase in the effective tax rate in the third quarter of 2014 from 2013 was primarily driven by:
•the timing of losses in jurisdictions where we recognize no tax benefits; and
•non-recurring tax benefits recognized during the third quarter of 2013.
These increases were partially offset by:
•the mix of global earnings toward lower tax jurisdictions.

The 0.5 percentage point decrease in the effective tax rate in the first nine months of 2014 from 2013 was primarily driven by:
•the mix of global earnings toward lower tax jurisdictions.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end users.
Valves & Controls
The net sales and operating income for Valves & Controls for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three months ended				Nine months ended
In millions	September 27, 2014	September 28, 2013	% / point change		September 27, 2014	September 28, 2013	% / point change
Net sales	$613.4	$611.5	0.3%		$1,782.1	$1,817.2	(1.9)%
Operating income	96.4	76.6	25.8%		220.1	114.9	91.6%
% of net sales	15.7%	12.5%	3.2	pts	12.4%	6.3%	6.1	pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

	Three months ended September 27, 2014	Nine months ended September 27, 2014
	over the prior year period	over the prior year period
Volume	(1.1)%	(2.4)%
Price	0.8	0.6
Currency	0.6	(0.1)
Total	0.3%	(1.9)%
The 0.3 percent increase in net sales for Valves & Controls in the third quarter of 2014 from 2013 was primarily driven by:

•	increased sales volume of our industrial products and in our developed regions; and

•	favorable foreign currency effects.
These increases were partially offset by:

•	decreased sales in our fast growth regions, primarily in the Middle East; and

•	continued sales decline in the mining industry.
The 1.9 percent decrease in net sales for Valves & Controls in the first nine months of 2014 from 2013 was primarily driven by:

•	decreased sales volume related to lower shipments for our energy products, particularly in the mining industry; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	increased sales volume for our industrial products; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Operating income
The 3.2 and 6.1 percentage point increases in operating income for Valves & Controls as a percentage of net sales in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•
a decrease in cost of goods sold of $80.6 million in the first nine months of 2014 compared to 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013, which did not recur in the first nine months of 2014;

•	price and productivity more than offsetting inflationary cost increases; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	restructuring costs of $27.7 million in the first nine months of 2014, compared to $18.6 million in the first nine months of 2013; and

•	costs related to the operating model transformation ("OMT") investment in the third quarter and first nine months of 2014.
Process Technologies
The net sales and operating income for Process Technologies for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three months ended				Nine months ended
In millions	September 27, 2014	September 28, 2013	% / point change		September 27, 2014	September 28, 2013	% / point change
Net sales	$437.8	$421.2	3.9%		$1,352.9	$1,295.4	4.4%
Operating income	58.1	57.1	1.8%		186.8	177.3	5.4%
% of net sales	13.3%	13.6%	(0.3	) pts	13.8%	13.7%	0.1	pts
Net sales
The components of the change in Process Technologies net sales from the prior period were as follows:

	Three months ended September 27, 2014	Nine months ended September 27, 2014
	over the prior year period	over the prior year period
Volume	2.8%	3.7%
Price	1.1	0.9
Currency	—	(0.2)
Total	3.9%	4.4%
The 3.9 and 4.4 percent increases in net sales for Process Technologies in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	organic sales growth related to higher sales of certain pool products primarily serving North American residential housing;

•	increased demand for global food & beverage solutions for the first nine months of 2014;

•	growth in developed regions led by strength in the United States and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines in our industrial and infrastructure businesses; and

•	decreased sales in the fast growth regions of Eastern Europe, Africa and the Middle East.
Operating income
The 0.3 percentage point decrease in operating income for Process Technologies as a percentage of net sales in the third quarter of 2014 from 2013 was primarily driven by:

•	inflationary increases related to certain raw materials; and

•	lower sales volumes in our industrial business, which resulted in decreased leverage on operating expenses.

These decreases were partially offset by:

•	a decrease in restructuring costs, as the result of $2.3 million of costs in the third quarter of 2013 that did not recur in the third quarter of 2014;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher sales volumes in our residential & commercial and food & beverage businesses, which resulted in increased leverage on operating expenses.

The 0.1 percentage point increase in operating income for Process Technologies as a percentage of net sales in the first nine months of 2014 from 2013 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher sales volumes in our residential & commercial and food & beverage businesses, which resulted in increased leverage on operating expenses.
These increases were partially offset by:

•	restructuring costs of $9.5 million in the first nine months of 2014, compared to $6.4 million in the first nine months of 2013;

•	inflationary increases related to certain raw materials; and

•	lower sales volumes in our industrial and infrastructure businesses, which resulted in decreased leverage on operating expenses.
Flow Technologies
The net sales and operating income for Flow Technologies for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three months ended				Nine months ended
In millions	September 27, 2014	September 28, 2013	% / point change		September 27, 2014	September 28, 2013	% / point change
Net sales	$274.5	$281.5	(2.5)%		$856.8	$865.6	(1.0)%
Operating income	38.8	38.7	0.3%		102.5	100.5	2.0%
% of net sales	14.1%	13.8%	0.3	pts	12.0%	11.6%	0.4	pts
Net sales
The components of the change in Flow Technologies net sales from the prior period were as follows:

	Three months ended September 27, 2014	Nine months ended September 27, 2014
	over the prior year period	over the prior year period
Volume	(2.6)%	(0.7)%
Acquisition (divestiture)	(1.1)	(0.9)
Price	1.2	0.8
Currency	—	(0.2)
Total	(2.5)%	(1.0)%
The 2.5 and 1.0 percent decreases in net sales for Flow Technologies in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	decreased sales volume related to the loss of a customer in the residential and commercial business and sales declines in the infrastructure businesses;

•	loss of revenue related to the divestiture of a business at the end of the fourth quarter of 2013; and

•	unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Operating income
The 0.3 and 0.4 percentage point increases in operating income for Flow Technologies as a percentage of net sales in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	restructuring costs of $10.0 million in the first nine months of 2014, respectively, compared to $6.5 million in the first nine months of 2013.
Technical Solutions
The net sales and operating income for Technical Solutions for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	Three months ended				Nine months ended
In millions	September 27, 2014	September 28, 2013	% / point change		September 27, 2014	September 28, 2013	% / point change
Net sales	$438.8	$405.9	8.1%		$1,262.7	$1,213.3	4.1%
Operating income	96.5	82.2	17.4%		246.3	200.6	22.8%
% of net sales	22.0%	20.3%	1.7	pts	19.5%	16.5%	3.0	pts
Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended September 27, 2014	Nine months ended September 27, 2014
	over the prior year period	over the prior year period
Volume	6.9%	3.5%
Acquisition (divestiture)	—	(0.5)
Price	1.5	1.4
Currency	(0.3)	(0.3)
Total	8.1%	4.1%
The 8.1 and 4.1 percent increases in net sales for Technical Solutions in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	higher sales volume in the United States and Canada;

•	increased sales in our industrial, infrastructure and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	unfavorable foreign currency effects; and

•	loss of revenue related to the divestiture of a business at the end of the first quarter of 2013.

Operating income
The 1.7 and 3.0 percentage point increases in operating income for Technical Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2014 from 2013 were primarily driven by:

•	restructuring costs of $5.8 million in the first nine months of 2014, compared to $15.8 million in the first nine months of 2013;

•
a decrease in cost of goods sold of $5.7 million in the first nine months of 2014 compared to 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013, which did not recur in the first nine months of 2014;

•	higher sales volumes in our industrial, infrastructure and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
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
Operating activities
Cash provided by operating activities of continuing operations was $688.2 million in the first nine months of 2014, or $76.8 million higher than cash provided by operating activities of continuing operations in the same period of 2013. The increase in cash provided by operating activities of continuing operations is primarily the result of a $115.3 million increase in net income from continuing operations before noncontrolling interest, net of non-cash depreciation and amortization and loss (gain) on sale of businesses. The increase was partially offset by a cash outflow of $28.5 million in the first nine months of 2014 related to the funding of deferred compensation plan assets for payment of certain non-qualified benefits for retired, terminated and active employees.
Investing activities
Cash used for investing activities was $87.5 million in the first nine months of 2014 compared to cash used for investing activities of $176.9 million in the same period of 2013. Net cash used for investing activities in the first nine months of 2014 primarily relates to capital expenditures of $92.5 million partially offset by $4.1 million of proceeds from the sale of property and equipment.
Net cash used for investing activities in the first nine months of 2013 relates primarily to $126.3 million of capital expenditures, a cash payment of $84.4 million for a working capital and net indebtedness adjustment related to the Merger, partially offset by $30.9 million of proceeds, net of transaction costs, from the sale of a business within Technical Solutions in the first quarter of 2013.

Capital expenditures in the first nine months of 2014 were $92.5 million compared with $126.3 million in the prior year period. We anticipate capital expenditures for fiscal 2014 to be approximately $140 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $687.3 million in the first nine months of 2014 compared with net cash used for financing activities of $493.1 million in the prior year period. Net cash used for financing activities in the first nine months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Process Technologies and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt. Net cash used for financing activities in the first nine months of 2013 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
The 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 3.15% Senior Notes due 2022 and $373.0 million of the 5.00% Senior Notes due 2021 (collectively, the “Notes”) were all issued in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. In March 2013, Pentair Ltd. and our 100 percent-owned subsidiary, Pentair Finance S.A. (“PFSA”), filed a Registration Statement with the SEC offering to exchange the Notes for new, registered Notes. The exchange offer expired on April 19, 2013 and did not impact the aggregate principle amount or the terms of the Notes outstanding. Effective upon the Redomicile, the Notes are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA. Prior to the Redomicile, the registered Notes were guaranteed as to payment by Pentair Ltd.
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility (the “Credit Facility”) with initial maximum aggregate availability of up to $1,450.0 million. Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Credit Facility. Effective upon the Redomicile, Pentair plc and PISG became the guarantors under the Credit Facility. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate plus a specified margin based upon PFSA's credit ratings. PFSA must also pay a facility fee ranging from 10.0 to 30.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment. PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 27, 2014 and December 31, 2013, we had $945.6 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Total availability under the Credit Facility was $494.9 million as of September 27, 2014, which was not limited by any covenants contained in the Credit Facility’s credit agreement.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Credit Facility ("Amended Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to LIBOR plus a specified margin based upon PFSA’s credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA’s credit ratings) on the amount of each lender’s commitment, and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to $40.0 million of costs and expenses incurred in connection with the Merger ($25.0 million of costs and expenses incurred in connection with acquisitions, investments, dispositions and the issuance, incurrence, repayment or refinancing of debt as a result of the Amended Credit Facility) (“EBITDA”) for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to the Merger and certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 27, 2014, we were in compliance with all financial covenants in our debt agreements.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $83.5 million, of which $0.5 million was outstanding at September 27, 2014. Borrowings under these credit facilities bear interest at variable rates.
As of September 27, 2014, we have $62.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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
During the nine months ended September 27, 2014, we repurchased 11.8 million of our ordinary shares for $850.0 million pursuant to these authorizations. As of September 27, 2014, we had $300.0 million remaining available for share repurchases under the December 2013 authorization.
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
We paid dividends in the first nine months of 2014 of $156.2 million, or $0.80 per common share, compared with $143.9 million, or $0.71 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends after those approved at our 2014 annual meeting of shareholders and redemptions and repurchases of shares following the Redomicile may be paid only out of Pentair plc's “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves."
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

The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 27, 2014	September 28, 2013
Net cash provided by (used for) operating activities of continuing operations	$688.2	$611.4
Capital expenditures	(92.5)	(126.3)
Proceeds from sale of property and equipment	4.1	3.7
Free cash flow	$599.8	$488.8
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 27, 2014. For additional information, refer to Item 7A of our 2013 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 27, 2014 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the quarter ended September 27, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of September 27, 2014 our goodwill and intangible assets were $6,441.2 million and represented 59% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
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
During the quarter ended September 27, 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business in Australia. The impairment charge is included in Loss from sale / impairment of discontinued operations, net of tax on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of September 27, 2014, there were approximately 3,200 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
As of September 27, 2014, we had $3.0 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Also, regardless of the terms of our financings, the amount of our shares that we can issue may be limited because the issuance of our shares may cause the Distribution to be a taxable event for Tyco under Section 355(e) of the Code, and under the 2012 Tax Sharing Agreement, we could be required to indemnify Tyco for that tax. See discussion under “We might not be able to engage in desirable strategic transactions and equity issuances following the Distribution and the Merger because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.”
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our common shares during the third quarter of 2014:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
June 29 — July 26, 2014	49,411	$72.49	—	$699,274,364
July 27 — August 23, 2014	4,246,802	67.74	4,246,800	412,859,070
August 24 — September 27, 2014	1,670,736	67.85	1,663,500	300,005,353
Total	5,966,949		5,910,300

(a)
The purchases in this column include 49,411 shares for the period June 29 — July 26, 2014, 2 shares for the period July 27 — August 23, 2014 and 7,236 shares for the period August 24 — September 27, 2014 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2014.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Corporate Controller and Chief Accounting Officer

Exhibit Index to Form 10-Q for the Period Ended September 27, 2014

2.1
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 011-11625)).

4.1
Amended and Restated Credit Agreement, dated as of October 3, 2014, among Pentair plc, Pentair Investments Switzerland GmbH, Pentair Finance S.A., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on October 9, 2014 (File No. 011-11625)).

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2014 and September 28, 2013, (ii) the Condensed Consolidated Balance Sheets as of September 27, 2014 and December 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 27, 2014 and September 28, 2013, and (v) Notes to Condensed Consolidated Financial Statements.