Form 10-K
period 2014-12-31
PENTAIR plc
filed 2015-02-24
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

P.O. Box 471, Sharp Street, Walkden, Manchester, M28 8BU United Kingdom
(Address of principal executive offices)
Registrant’s telephone number, including area code: 44-161-703-1885
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $72.76 per share as reported on the New York Stock Exchange on June 27, 2014 (the last business day of Registrant’s most recently completed second quarter): $13,741,728,602
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2014 was 182,442,197.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on May 5, 2015, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2014

PART I

ITEM 1.    BUSINESS
GENERAL
Pentair plc is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. Valves & Controls designs, manufactures, markets and services valves, fittings, automation and controls and actuators. Process Technologies designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. Flow Technologies designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications. Technical Solutions designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.
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
Unless the context otherwise indicates, references herein to “Pentair,” the “Company,” and such words as “we,” “us,” and “our” include Pentair plc and its consolidated subsidiaries. We are an Irish corporation limited by shares that was formed in 2014. We are the successor to Pentair Ltd., a Swiss corporation formed in 2012, and Pentair, Inc., a Minnesota corporation formed in 1966 and our wholly-owned subsidiary, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
HISTORY AND DEVELOPMENT
In December 2013, the Company's Board of Directors approved changing the Company's jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc and all Pentair Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Pentair plc on a one-to-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as the ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange ("NYSE") on June 3, 2014 under the symbol "PNR," the same symbol under which Pentair Ltd. shares were previously traded.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have our tax residency in the U.K. We expect that having our publicly-traded parent company incorporated in Ireland and tax resident in the U.K. will provide us the following benefits:

•
Incorporation of our publicly-traded parent company in Ireland enables us to benefit by being subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we are now subject to as a company incorporated in Ireland, listed on the NYSE and subject to U.S. Securities and Exchange Commission ("SEC") disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
Our registered principal office is located at P.O. Box 471, Sharp Street, Walkden, Manchester, M28 8BU United Kingdom. Our management office in the United States ("U.S.") is located at 5500 Wayzata Boulevard, Suite 800, Minneapolis, Minnesota.
BUSINESS AND PRODUCTS
Reporting segment and geographical financial information is contained in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K. On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia, previously part of our Flow Technologies reporting segment. We expect to dispose of the Water Transport business by mid-2015. The following is a brief description of each of the Company’s reportable segments and business activities.
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
Valves & Controls products are used in many applications including chemical, petrochemical, oil and gas, power generation, mining, food and beverage, pulp and paper and wastewater. Valves & Controls also provides engineering, design, inspection, maintenance and repair services for its valves and related products. The product line is sold under many trade names, including Biffi, Keystone, Vanessa, Anderson Greenwood and Crosby, globally via its internal sales force and in some cases through independent distributors.
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
PROCESS TECHNOLOGIES
The Process Technologies segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. The Filtration & Process and Water Quality Systems GBUs comprise this segment.
Process Technologies offers a comprehensive product suite that ranges from energy-efficient pumps and point-of-use filtration to automated controls and CO2 recovery systems. Process Technologies primarily sells water systems, consisting of pumps, valves and filters used in the manufacturing of water softeners, filtration and deionization systems and commercial and residential water filtration applications. Process Technologies also produces a broad line of leading edge equipment, accessories and water technology solutions, including pumps, filtration equipment, thermal products, automated controls, lights, automatic cleaners, water purification and treatment technology and water features.

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
Competition
Process Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in our Filtration & Process GBU focuses on product performance and design, quality, delivery and price. For our Water Quality Systems GBU, competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
FLOW TECHNOLOGIES
The Flow Technologies segment designs, manufactures and markets products and services designed for the transfer and flow of clean water, wastewater and a variety of industrial applications. The Flow Technologies segment operates as a stand-alone GBU.
Flow Technologies is involved in the entire fluid system from transmission and distribution, process and control, to pumps, fittings and couplings. From product selection to installation, maintenance and servicing, Flow Technologies supports a broad range of products and services specifically tailored to address customers' needs for reliable and efficient movement and control of fluids.
Applications for Flow Technologies’ products include agriculture, along with pumps for residential and municipal wells, flood control, water treatment, wastewater solids handling, pressure boosting, engine cooling, fluid delivery, circulation and transfer and energy. Brand names for Flow Technologies products include Aurora, Berkeley, Fairbanks-Nijhuis, Hydromatic Hypro and Sta-Rite.
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
Competition
Flow Technologies faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in Flow Technologies focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced.
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
The portfolio of products serves a range of industries, including use in industrial, energy, residential & commercial and infrastructure verticals. Brand names for Technical Solutions offerings include Hoffman, Schroff, Raychem and Tracer. Technical Solutions products are highly engineered and are sold largely through independent distributors and on a project basis, via a network of sales and service professionals.
Customers
Technical Solutions customers include electrical distributors, data center contractors, original equipment manufacturers, contractors mainly of greenfield developments and maintenance contractors. Technical Solutions has a global installed base of customers.
Seasonality
Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere.
Competition
Within Technical Solutions, the equipment protection business faces significant competition in the verticals it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition and customer service are significant factors. The industries and verticals served by the thermal management business are highly fragmented, comprising local markets and niches.
NEW SEGMENTATION
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our GBUs, resulting in a change to our reporting segments in 2015. As part of this reorganization, the legacy Filtration & Process GBU was combined with the legacy Flow Technologies GBU to form the Flow & Filtration Solutions reporting segment and now operates as a stand-alone GBU and the Water Quality Systems reporting segment now operates as a stand-alone GBU. All segment information presented throughout this Annual Report on Form 10-K, with the exception of the table below, was prepared based on the reporting segments in place during 2014.
The below table presents sales and segment income under the revised reporting segments (Valves & Controls, Technical Solutions, Flow & Filtration Solutions and Water Quality Systems) for the years ended December 31, 2014, 2013 and 2012.

	December 31
In millions	2014	2013	2012
Net sales
Valves & Controls	$2,377.3	$2,451.7	$540.3
Flow & Filtration Solutions	1,603.1	1,651.8	1,451.5
Water Quality Systems	1,356.4	1,269.3	1,108.1
Technical Solutions	1,728.1	1,663.4	1,233.9
Other	(25.9)	(36.5)	(27.0)
Consolidated	$7,039.0	$6,999.7	$4,306.8
Segment income (loss)
Valves & Controls	$345.1	$297.5	$40.7
Flow & Filtration Solutions	169.2	170.7	113.4
Water Quality Systems	242.9	220.1	174.8
Technical Solutions	358.2	322.4	232.2
Other	(93.7)	(108.4)	(77.6)
Consolidated	$1,021.7	$902.3	$483.5

INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2014	2013	$ change	% change
Valves & Controls	$1,234.4	$1,353.2	$(118.8)	(8.8)%
Process Technologies	315.2	298.7	16.5	5.5
Flow Technologies	166.3	170.2	(3.9)	(2.3)
Technical Solutions	281.0	218.7	62.3	28.5
Total	$1,996.9	$2,040.8	$(43.9)	(2.2)%
Backlog from Valves & Controls consists of business in the energy and industrial verticals. Generally, backlog from Valves & Controls has a longer manufacturing cycle and products typically ship within six to twelve months of the date on which a customer places an order. Backlog from Process Technologies, Flow Technologies and Technical Solutions typically has a shorter manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. A substantial portion of our revenues, however, result from orders received and product delivered in the same month. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog from all segments at December 31, 2014 will be filled in 2015.
Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2014, 2013 and 2012 were $117.3 million, $122.8 million and $92.3 million, respectively.
Environmental
Environmental matters are discussed in ITEM 3, ITEM 7 and ITEM 8, Note 17 of the Notes to Consolidated Financial Statements, included in this Form 10-K.
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

Employees
As of December 31, 2014, we employed 28,400 people worldwide, of which 9,200 were in the U.S. and 10,000 were covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions have generally been good.
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
Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. Many of our businesses have experienced periodic economic downturns. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. During such economic downturns, customers in these industries historically have tended to delay major capital projects, including expensive maintenance projects and upgrades. Additionally, demand for our products and services may be affected by volatility in energy and commodity prices and fluctuating demand forecasts, as our customers may be more conservative in their capital planning, which may reduce demand for our products and services.
While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
Sales outside of the U.S. for the year ended December 31, 2014 accounted for 50 percent of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the United States;

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global network of after-market service centers and manufacturing facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have an adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in non-U.S. countries; and

•	changes in and required compliance with a variety of non-U.S. laws and regulations.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
Volatility in currency exchange rates may adversely affect our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2014 accounted for 50 percent of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Changes in the relative values of currencies occur regularly and in some instances, may have a significant effect on our financial condition, results of operations and cash flows.
Our future revenue depends in part on the existence of and our ability to win new contracts for major capital projects.
A significant portion of our revenue in Technical Solutions is derived from major capital projects. The number of such projects we may win in any year fluctuates, and is dependent upon the general availability of such projects and our ability to bid successfully for them. If negative market conditions arise, fewer such projects may be available, and if we fail to secure adequate financial arrangements or required governmental approvals we may not be able to pursue particular projects. Either condition could materially and adversely affect our business, financial condition, results of operations and cash flows.
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
We test goodwill and indefinite-lived intangible assets for impairment on an annual basis, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2014 our goodwill and intangible assets were $6,350.0 million and represented 60% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
During 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business in Australia. The impairment charge is included in Loss from sale / impairment of discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
As of December 31, 2014, approximately 10,000 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2014, there were approximately 3,400 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

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
The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2014, Tyco has paid $52.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco.
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
Pentair, Inc. and Tyco received private letter rulings from the IRS in connection with the Distribution and the Merger regarding the U.S. federal income tax consequences of the Distribution and the Merger to the effect that, for U.S. federal income tax purposes: the Distribution will qualify as tax-free under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended (the “Code”), except for cash received in lieu of fractional shares; certain internal transactions undertaken in anticipation of the Distribution will qualify for favorable treatment under the Code; the Merger will qualify as a reorganization under Section 368(a) of the Code; certain anticipated post-closing transactions will not prevent the tax-free treatment of the Distribution or the Merger; and Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement" with the IRS). In addition, Tyco received a legal opinion confirming the tax-free status of the Distribution for U.S. federal income tax purposes and Tyco and Pentair, Inc. received legal opinions to the effect that the Merger will qualify as a reorganization under section 368(a) of the Code and that Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a “five-percent transferee shareholder” within the meaning of applicable Treasury Regulations but who does not enter into a “gain recognition agreement” with the IRS).
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
If the Distribution ultimately is determined to be taxable, the Distribution could be treated as a taxable dividend or capital gain to Tyco shareholders for U.S. federal income tax purposes, and Tyco shareholders could incur significant U.S. federal income tax liabilities. In addition, Tyco would recognize a gain in an amount equal to the excess of the fair market value of Pentair Ltd.’s ordinary shares distributed to Tyco shareholders on the Distribution date over Tyco’s tax basis in such ordinary shares, but such gain, if recognized, generally would not be subject to U.S. federal income tax. However, Tyco could incur significant U.S. federal income tax liabilities if it is ultimately determined that certain internal transactions undertaken in anticipation of the Distribution are taxable. If the Merger ultimately is determined to be taxable, Pentair, Inc. shareholders would recognize taxable gain or loss on their disposition of Pentair, Inc. ordinary shares in the Merger.
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
As of December 31, 2014, we had $3.0 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, or if our cash requirements are more than we expect, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the United States currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
As an Irish company, we are governed by the Irish Companies Acts, which differ in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
Transfers of our ordinary shares may be subject to Irish stamp duty.
Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company ("DTC") will not be subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal office is located in leased premises in Manchester, United Kingdom, and our management office in the United States is located in leased premises in Minneapolis, Minnesota. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices.
We carry out our Valves & Controls manufacturing operations at 8 plants located throughout the United States and at 37 plants located in 16 other countries. In addition, Valves & Controls has 27 distribution facilities, 58 sales offices and 52 service centers located in numerous countries throughout the world.
We carry out our Process Technologies manufacturing operations at 17 plants located throughout the United States and at 14 plants located in 9 other countries. In addition, Process Technologies has 21 distribution facilities, 24 sales offices and 2 service centers located in numerous countries throughout the world.
We carry out our Flow Technologies manufacturing operations at 6 plants located throughout the United States and at 5 plants located in 5 other countries. In addition, Flow Technologies has 13 distribution facilities, 7 sales offices and 12 service centers located in numerous countries throughout the world.
We carry out our Technical Solutions manufacturing operations at 7 plants located throughout the United States and at 10 plants located in 8 other countries. In addition, Technical Solutions has 12 distribution facilities, 48 sales offices and 3 service centers located in numerous countries throughout the world.
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
Asbestos Matters
Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-

containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.
As of December 31, 2014, there were approximately 3,400 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $249.1 million and $254.7 million as of December 31, 2014 and 2013, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $115.8 million and $119.6 million at December 31, 2014 and 2013, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $31.4 million and $34.8 million as of December 31, 2014 and 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	59
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

John L. Stauch	50
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

Frederick S. Koury	54	Senior Vice President, Human Resources since 2003; Vice President of Human Resources at Limited Brands, 2000 — 2003; PepsiCo, Inc., various executive positions, 1985 — 2000.
Angela D. Lageson	46
Senior Vice President, General Counsel and Secretary since 2010; Assistant General Counsel, 2002 — 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. 1996 — 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996.

Mark C. Borin	47
Chief Accounting Officer since 2008 and Treasurer since 2015; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — 2000.

Karl R. Frykman	54
President, Water Quality Systems Global Business Unit since 2007; President of Aquatic Systems' National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995— 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990.

Alok Maskara	43
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

Phil Pejovich	49
President, Flow & Filtration Solutions Global Business Unit since 2015; President, Flow Technologies Global Business Unit, 2014; President, Equipment Protection business, 2010 - 2014; Various executive positions within Whirlpool Corporation, including Business Strategy, North America Refrigeration, President, Whirlpool Greater China, 1999 — 2010; Various executive positions at TRW, Inc., Electrospace, and E-Systems, (divisions of Raytheon Company) 1987 — 1999.

Christopher Stevens	47
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol “PNR.” As of December 31, 2014, there were 21,273 shareholders of record.
The high, low and closing sales price for our ordinary shares and the dividends paid for each of the quarterly periods for 2014 and 2013 were as follows:

	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$83.37	$81.04	$73.36	$69.37	$54.20	$60.14	$66.49	$77.97
Low	71.29	71.96	62.91	59.09	49.39	49.67	57.38	62.80
Close	77.66	72.76	67.41	66.42	52.75	57.69	65.52	77.67
Dividends paid	0.25	0.25	0.30	0.30	0.23	0.23	0.25	0.25
Pentair has paid 156 consecutive quarterly dividends. The Board of Directors has approved a plan to increase the dividend for the remainder of 2015, which will mark the 39th consecutive year we have increased dividends.
Future dividends on our ordinary shares or reductions of share capital for distribution to shareholders, if any, must be approved by our board of directors for payment out of distributable reserves on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles (“GAAP”) reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." As of December 31, 2014, our distributable reserve balance was $12.1 billion.
The timing, declaration and payment of future dividends to holders of our ordinary shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.
United Kingdom Tax Considerations
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the U.K. and therefore have our tax residency in the U.K.
As a result of its U.K. tax status, dividend distributions by Pentair plc to its shareholders are not subject to withholding tax, as the U.K. currently does not levy a withholding tax on dividend distributions.
See the discussion of “Dividends” under “Liquidity and Capital Resources—Financing Activities” in ITEM 7 of this annual report on Form 10-K for additional information required by this item.

Share Performance Graph
The following information under the caption “Share Performance Graph” in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2009 and the reinvestment of all dividends since that date to December 31, 2014. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014
Pentair plc
S&P 500 Index
S&P 500 Sector Indices - Industrials Sector Index

	Base Period December 2009	INDEXED RETURNS Years ended December 31
Company / Index		2010	2011	2012	2013	2014
Pentair plc	100	115.62	107.67	162.46	261.07	226.71
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Industrials Index	100	126.73	125.98	145.32	204.43	224.51

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2014:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
September 28 – October 25, 2014	4,510,220	$64.06	4,482,910	$13,823,462
October 26 – November 22, 2014	208,644	66.48	208,533	104
November 23 – December 31, 2014	4,463	62.78	—	1,000,000,104
Total	4,723,327		4,691,443

(a)
The purchases in this column include 27,310 shares for the period September 28 – October 25, 2014, 111 shares for the period October 26 – November 22, 2014, and 4,463 shares for the period November 23 – December 31, 2014 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the “Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit of $3.2 billion.

(d)
In December 2013, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. There was no remaining availability under this authorization as of December 31, 2014. In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019 and is in addition to the 2013 share repurchase authorization.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2014. All periods presented have been revised, as applicable, to present the results of the Water Transport business as discontinued operations and to reclassify the assets and liabilities of the Water Transport business as held for sale. See ITEM 8, Note 3 of the Notes to Consolidated Financial Statements for additional information.

		Years ended December 31
In millions, except per-share data	2014	2013	2012	2011	2010
Consolidated statements of operations and comprehensive income (loss) data
Net sales	$7,039.0	$6,999.7	$4,306.8	$3,456.7	$3,030.8
Operating income (loss)	851.9	742.6	(4.8)	100.2	313.0
Net income (loss) from continuing operations attributable to Pentair plc	607.0	511.7	(81.5)	(7.5)	185.5
Per-share data
Basic:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$3.19	$2.54	$(0.64)	$(0.08)	$1.89
Weighted average shares	190.6	201.1	127.4	98.2	98.0
Diluted:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$3.14	$2.50	$(0.64)	$(0.08)	$1.87
Weighted average shares	193.7	204.6	127.4	98.2	99.3
Cash dividends declared and paid per ordinary share	$1.10	$0.96	$0.88	$0.80	$0.76
Cash dividends declared and unpaid per ordinary share	0.64	0.50	0.46	—	—
Consolidated balance sheets data
Total assets	$10,655.2	$11,743.3	$11,882.7	$4,586.3	$3,973.5
Total debt	3,004.1	2,550.4	2,451.6	1,309.1	707.5
Total equity	4,663.8	6,217.7	6,487.5	2,047.4	2,205.0
Factors Affecting Comparability of our Selected Financial Data
For periods prior to 2012, the Consolidated Statements of Operations and Comprehensive Income (Loss) include the historical results of Pentair, Inc. Following the consummation of the Merger on September 28, 2012, the consolidated financial statements include the results of Flow Control.
In May 2011, we acquired as part of Process Technologies, the Clean Process Technologies division of privately held Norit Holding B.V. In the fourth quarter of 2011, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words “targets,” “plans,” “believes,” “expects,” “intends,” “will,” “likely,” “may,” “anticipates,” “estimates,” “projects,” “should,” “would,” “positioned,” “strategy,” “future” or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the disposition of our Water Transport business on anticipated terms and timetable; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, complete and integrate acquisitions; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2014, Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions accounted for 34 percent, 25 percent, 16 percent and 25 percent of total revenues, respectively.
In December 2013, the Company's Board of Directors approved changing the Company's jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc and all Pentair Ltd. common shares would be cancelled and all holders of such shares would receive ordinary shares of Pentair plc on a one-to-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as the ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange ("NYSE") on June 3, 2014 under the symbol "PNR", the same symbol under which Pentair Ltd. shares were previously traded.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have our tax residency in the U.K. We expect that having our publicly-traded parent company incorporated in Ireland and tax resident in the U.K. will provide us the following benefits:

•
Incorporation of our publicly-traded parent company in Ireland enables us to benefit by being subject to a legal and regulatory structure in a jurisdiction with a well-developed legal system and corporate law with established standards of corporate governance.

•	The U.K. has a developed, stable and internationally competitive tax system.

•
The legal requirements we are now subject to as a company incorporated in Ireland, listed on the NYSE and subject to U.S. Securities and Exchange Commission ("SEC") disclosure and shareholder voting requirements strike the right balance between robust external governance oversight and regulation of our executive and director pay practices and the ability of our compensation committee consisting of independent directors to determine executive compensation to provide incentives to our executive management and to offer competitive salaries and benefits.

Our former parent company, Pentair Ltd,. took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
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
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented. During 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of tax, representing our estimated loss on disposal of the Water Transport business. The sale of a portion of the Water Transport business was completed in January 2015. The remaining portions are expected to be disposed of by mid-2015.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2014 and 2013, and will likely impact our results in the future:

•
We identified specific market opportunities that we find attractive and continue to pursue, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these product and geographic markets, our organic growth would likely be limited.

•
Despite the overall strength of our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may negatively affect the capital spending plans of our customers and lead to lower sales volumes for us.

•	In 2014, our results were negatively impacted by changes in foreign exchange rates, most significantly related to fluctuations in the Euro, and we expect this trend to continue in 2015.

•
Through 2013 and 2014, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities of continuing operations less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2014 was $888.5 million, exceeding our goal of 100 percent net income conversion. We expect to generate free cash flow that exceeds 100 percent of our net income from continuing operations in 2015. We are continuing to target reductions in working capital and particularly inventory as a percentage of sales. See the discussion of “Other financial measures” under “Liquidity and Capital Resources—Other financial measures” in this report for a reconciliation of our free cash flow.

In 2015, our operating objectives include the following:

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
Change in Warranty Reserve
Subsequent to our February 3, 2015 earnings announcement for the quarter and year ended December 31, 2014, we became aware of a potential warranty issue related to certain product sold by Process Technologies. As a result, we recorded a $13.0 million charge to Cost of goods sold and adjusted the fourth quarter and full year 2014 financial results from Net income from continuing operations before noncontrolling interest of $137.8 million and $615.0 million, respectively, and Diluted earnings per share from continuing operations of $0.74 and $3.18, respectively, to Net income from continuing operations before noncontrolling interest of $129.8 million and $607.0 million, respectively, and to Diluted earnings per share from continuing operations of $0.70 and $3.14, respectively. See ITEM 8, Note 17 of the Notes to Consolidated Financial Statements for additional information.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$7,039.0	$6,999.7	$4,306.8	0.6%	62.5%
Cost of goods sold	4,576.0	4,629.6	3,040.9	(1.2)%	52.2%
Gross profit	2,463.0	2,370.1	1,265.9	3.9%	87.2%
% of net sales	35.0%	33.9%	29.4%	1.1	4.5

Selling, general and administrative	1,493.8	1,493.7	1,117.7	—%	33.6%
% of net sales	21.3%	21.3%	26.0%	—	(4.7)
Research and development	117.3	122.8	92.3	(4.5)%	33.0%
% of net sales	1.7%	1.8%	2.1%	(0.1)	(0.3)
Impairment of trade names	—	11.0	60.7	(100.0)%	(81.9)%
% of net sales	—%	0.2%	1.4%	(0.2)	(1.2)

Operating income (loss)	851.9	742.6	(4.8)	14.7%	N.M.
% of net sales	12.1%	10.6%	(0.1)%	1.5	10.7

Loss (gain) on sale of businesses, net	0.2	(20.8)	—	(101.0)%	N.M.
Loss on early extinguishment of debt	—	—	75.4	—%	(100.0)%
Net interest expense	68.6	70.9	68.2	(3.2)%	4.0%

Net income (loss) from continuing operations before income taxes and noncontrolling interest	784.3	694.5	(146.1)	12.9%	N.M.
Provision (benefit) for income taxes	177.3	177.0	(67.2)	0.2%	N.M.
Effective tax rate	22.6%	25.5%	46.0%	(2.9)	(20.5)
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	1.0%	7.3%
Price	0.9	1.4
Core growth	1.9	8.7
Acquisition (divestiture)	(0.2)	55.2
Currency	(1.1)	(1.4)
Total	0.6%	62.5%
The 0.6 percent increase in consolidated net sales in 2014 from 2013 was primarily the result of:

•	core sales growth in Technical Solutions, primarily as the result of increased volume in the United States, China and Canada;

•	core sales growth in Process Technologies due to higher sales of certain pool products serving North American residential housing and increased demand for global food & beverage solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects;

•	decreases in sales of energy products in Valves & Controls and sales declines in residential retail product sales and infrastructure businesses in Flow Technologies; and

•	loss of revenue related to the 2013 divestitures of businesses in Technical Solutions and Flow Technologies.
The 62.5 percent increase in consolidated net sales in 2013 from 2012 was primarily the result of:

•	sales volume of the Flow Control businesses of $3,244.1 million in 2013, compared to $771.1 million in 2012;

•
organic sales growth in Process Technologies and Flow Technologies due to higher sales of certain pool products serving North American residential housing and increased demand for global food & beverage solutions;

•	growth in developed regions led by strength in the United States and Western Europe;

•	growth in emerging regions of the Middle East, Africa and Eastern Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales in our infrastructure business; and

•	unfavorable foreign currency effects.
Gross profit
The 1.1 percentage point increase in gross profit as a percentage of sales in 2014 from 2013 was primarily the result of:

•
a decrease in cost of goods sold of $86.6 million in 2014 compared to 2013 as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting in 2013, which did not recur in 2014;

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
The 4.5 percentage point increase in gross profit as a percentage of sales in 2013 from 2012 was primarily the result of:

•
lower cost of goods sold as a result of inventory fair value step-up and customer backlog recorded as part of the Merger purchase accounting, which decreased from $157.7 million in 2012 to $86.6 million in 2013;

•	savings generated from our PIMS initiatives including lean and supply management practices and synergies from the combined operations subsequent to the Merger; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
SG&A expense as a percentage of sales remained consistent in 2014 from 2013 and was favorably impacted by the following:

•	restructuring costs of $88.3 million in 2014, compared to $103.2 million in 2013;

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	higher sales volume and the resultant gain of leverage on fixed operating expenses.

These fluctuations were offset by the following:

•	"mark-to-market" actuarial losses related to pension and other post-retirement benefit plans of $49.9 million in 2014, compared to "mark-to-market" actuarial gains of $63.2 million in 2013; and

•	costs of $10.3 million incurred in 2014, compared to $5.4 million in 2013, as a result of the redomicile of the Company from Switzerland to Ireland.
The 4.7 percentage point decrease in SG&A expense as a percentage of sales in 2013 from 2012 was primarily the result of:

•	“mark-to-market” actuarial gains related to pension and other post-retirement benefit plans of $63.2 million in 2013, compared to "mark-to-market" actuarial losses of $146.2 million in 2012;

•
costs associated with the Merger in 2012 that did not reoccur in 2013, including $23.2 million in transaction advisory fees, $21.8 million of change of control costs and $34.1 million of other transaction costs;

•	sales volume of the Flow Control businesses subsequent to the Merger, which resulted in increased leverage on our fixed operating expenses; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	restructuring costs of $103.2 million in 2013, compared to $48.7 million in 2012;

•	certain increases for labor and related costs; and

•	intangible asset amortization associated with the Merger.
Gain on sale of businesses, net
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively.
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
In December 2012, Pentair Finance S.A. (“PFSA”), completed an exchange offer pursuant to which it exchanged $373.0 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc. a wholly-owned, indirect subsidiary of the Company for a like amount of new 5.00% Senior Notes due 2021 of PFSA, plus $5.6 million in transaction-related costs which were recorded as a Loss on the early extinguishment of debt.
Net interest expense
The 3.2 percent decrease in net interest expense in 2014 from 2013 was primarily the result of:

•	reduced overall interest rates in effect on our outstanding debt; and

•	additional interest expense of $2.1 million in the second quarter of 2013 for a working capital and net indebtedness adjustment related to the Merger that did not recur in 2014.
These decreases were partially offset by:

•	the impact of higher debt levels during 2014 compared to 2013.
The 4.0 percent increase in net interest expense in 2013 from 2012 was primarily the result of:

•	the impact of higher debt levels following the Merger; and

•	additional interest expense of $2.1 million in the second quarter of 2013 for the working capital and net indebtedness adjustment related to the Merger.
These increases were partially offset by:

•	reduced overall interest rates in effect on our outstanding debt in 2013 compared to 2012; and

•	the impact of higher cash balances following the Merger.
Provision (benefit) for income taxes
The 2.9 percentage point decrease in the effective tax rate in 2014 from 2013 was primarily due to:

•	the mix of global earnings toward lower tax jurisdictions.
The decrease was partially offset by:

•	increase in withholding taxes that are non-recurring.
The 20.5 percentage point decrease in the effective tax rate in 2013 from 2012 was primarily due to:

•	the mix of global earnings, including the impact of the Merger; and

•	the decrease in non-deductible transaction costs during 2013 compared to 2012.
The decreases were partially offset by:

•	the favorable tax impact related to the 2012 exchange offer that did not occur in 2013; and

•	the favorable resolution of U.S. federal and state tax audits in 2012 that did not occur in 2013.
SEGMENT RESULTS OF OPERATIONS
This summary that follows provides a discussion of the results of operations of each of our four reportable segments that were in place during 2014 (Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions). Each of these segments comprises various product offerings that serve multiple end markets. During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our GBUs, which will result in a change to our reporting segments in 2015.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income (loss) from continuing operations exclusive of certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Valves & Controls
The net sales and segment income for Valves & Controls were as follows:

	Years ended December 31			% / point change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$2,394.8	$2,469.2	$548.6	(3.0)%	350.1%
Segment income	350.8	302.8	41.8	15.9%	N.M.
% of net sales	14.6%	12.3%	7.6%	2.3	4.7

Net sales
The components of the change in Valves & Controls net sales were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	(2.2)%	20.7%
Price	0.5	1.7
Core growth	(1.7)	22.4
Acquisition	—	331.3
Currency	(1.3)	(3.6)
Total	(3.0)%	350.1%
The 3.0 percentage point decrease in Valves & Controls net sales in 2014 from 2013 was primarily the result of:

•	decreased sales volume related to lower shipments for our energy products, particularly in the mining industry; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	increased sales volume for our industrial products; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 350.1 percent increase in Valves & Controls net sales in 2013 from 2012 was primarily the result of:

•	a full year of sales volume in 2013, compared to one quarter in 2012; and

•	continued sales growth in the Middle East and the oil & gas industry.
These increases were partially offset by:

•	unfavorable foreign currency effects.
Segment income
The 2.3 percentage point increase in segment income for Valves & Controls as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	selective increases in selling price to mitigate inflationary cost increases related to raw materials and labor costs;

•	favorable project mix due to higher margin projects in 2014; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases was partially offset by:

•	costs related to the operating model transformation investment in 2014.
The 4.7 percentage point increase in segment income for Valves & Controls as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher volume related to the acquisition of Flow Control, which resulted in increased leverage of our fixed cost base; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	post-acquisition costs related to the Merger, including integration and standardization;

•	low margin on large projects and unfavorable project mix; and

•	inflationary increases related to raw materials and labor costs.

Process Technologies
The net sales and segment income for Process Technologies were as follows:

	Years ended December 31			% / point change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$1,833.2	$1,765.9	$1,521.1	3.8%	16.1%
Segment income	267.2	253.2	181.1	5.5%	39.8%
% of net sales	14.6%	14.2%	11.9%	0.4	2.3
Net sales
The components of the change in Process Technologies net sales were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	3.7%	8.2%
Price	1.0	1.7
Core growth	4.7	9.9
Acquisition	—	6.3
Currency	(0.9)	(0.1)
Total	3.8%	16.1%
The 3.8 percent increase in Process Technologies sales in 2014 from 2013 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing;

•	increased demand for global food & beverage solutions in 2014;

•	growth in developed regions led by strength in the U.S. and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines in our industrial and infrastructure businesses;

•	unfavorable foreign currency effects; and

•	decreased sales in the fast growth regions of Eastern Europe, Africa and the Middle East.
The 16.1 percent increase in Process Technologies sales in 2013 from 2012 was primarily the result of:

•	organic sales growth related to higher sales of certain pool products serving the North American residential housing market and increased demand for global food & beverage solutions;

•	higher sales volume related to the Merger and other acquisitions in the second half of 2012;

•	growth in developed regions led by strength in U.S. and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower sales in India and Eastern Europe.
Segment income
The 0.4 percentage point increase in segment income for Process Technologies as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	core sales growth in our residential & commercial and food & beverage businesses, which resulted in increased leverage on operating expenses.
These increases were partially offset by:

•	inflationary increases related to certain raw materials; and

•	lower sales volumes in our industrial and infrastructure businesses, which resulted in decreased leverage on operating expenses.
The 2.3 percentage point increase in segment income for Process Technologies as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	higher sales volume, which resulted in increased leverage on operating expenses;

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary costs related to raw materials and labors costs.
Flow Technologies
The net sales and segment income for Flow Technologies were as follows:

	Years ended December 31			% / point change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$1,106.6	$1,131.6	$1,025.5	(2.2)%	10.3%
Segment income	138.5	132.3	104.7	4.7%	26.4%
% of net sales	12.5%	11.7%	10.2%	0.8	1.5
Net sales
The components of the change in Flow Technologies net sales were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	(1.6)%	10.0%
Price	0.9	0.8
Core growth	(0.7)	10.8
Acquisition (divestiture)	(0.9)	3.3
Currency	(0.6)	(3.8)
Total	(2.2)%	10.3%
The 2.2 percent decrease in Flow Technologies sales in 2014 from 2013 was primarily the result of:

•	decreased sales volume related to the loss of a customer in the residential retail business and sales declines in the infrastructure business;

•	loss of revenue related to the divestiture of a business at the end of the fourth quarter of 2013; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
The 10.3 percent increase in Flow Technologies sales in 2013 from 2012 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	organic growth in agriculture sales due to strong new product results and international expansion;

•	sales growth in developed markets of the U.S. and Western Europe; and

•	continued sales growth in fast growth regions, including the Middle East and Southeast Asia.
These increases were partially offset by:

•	unfavorable foreign currency effects.
Segment income
The 0.8 percentage point increase in segment income for Flow Technologies as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor and certain raw materials.
The 1.5 percentage point increase in segment income for Flow Technologies as a percentage of net sales in 2013 from 2012 was primarily the result of:

•	savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases for certain raw materials and labor; and

•	unfavorable foreign currency effects.
Technical Solutions
The net sales and segment income for Technical Solutions were as follows:

	Years ended December 31			% / point change
In millions	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net sales	$1,728.1	$1,663.4	$1,236.4	3.9%	34.5%
Segment income	358.8	322.4	232.1	11.3%	38.9%
% of net sales	20.8%	19.4%	18.8%	1.4	0.6
Net sales
The components of the change in Technical Solutions net sales were as follows:

	2014 vs. 2013	2013 vs. 2012
Volume	4.2%	(2.9)%
Price	1.3	1.4
Core growth	5.5	(1.5)
Acquisition (divestiture)	(0.4)	36.0
Currency	(1.2)	—
Total	3.9%	34.5%
The 3.9 percent increase in Technical Solutions sales in 2014 from 2013 was primarily the result of:

•	higher sales volume in the U.S., China and Canada;

•	increased sales in our industrial, infrastructure and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by:

•	unfavorable foreign currency effects; and

•	loss of revenue related to the divestiture of a business at the end of the first quarter of 2013.
The 34.5 percent increase in Technical Solutions sales in 2013 from 2012 was primarily the result of:

•	sales volume of the Flow Control business of $656.5 million in 2013, compared to $195.7 million in 2012; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The 1.4 percentage point increase in segment income for Technical Solutions as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	higher sales volume in our industrial, infrastructure and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
The 0.6 percentage point increase in segment income for Technical Solutions as a percentage of sales in 2013 from 2012 was primarily the result of:

•	higher volume related to the acquisition of Flow Control, which resulted in increased leverage of our fixed cost base;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were offset by:

•	lower margin from higher costs related to the Merger; including integration and standardization;

•	intangible asset amortization associated with the Merger; and

•	inflationary increases related to labor costs and certain raw materials.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Process Technologies and Flow Technologies. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. Additionally, Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Cash provided by operating activities of continuing operations was $1,005.0 million in 2014, or $73.7 million higher than in 2013. The increase in cash provided by operating activities from continuing operations was due primarily to a $184.3 million increase in Net income (loss) from continuing operations before noncontrolling interest, net of the following non-cash items: depreciation and amortization, loss (gain) on sale of businesses, trade name impairment and pension and other post-retirement expense (income).
Cash provided by operating activities from continuing operations was $931.3 million in 2013, or $865.4 million higher than in 2012. The increase in cash provided by operating activities from continuing operations was due primarily to a $442.4 million increase in Net income (loss) before noncontrolling interest, net of the following non-cash items: depreciation and amortization, goodwill and trade name impairment and pension and other post-retirement expense. Also attributing to the increase were accelerated contributions of pension and other post-retirement obligations in 2012 that reduced the need for ongoing contributions in 2013.
Investing activities
Net cash used for investing activities was $128.3 million in 2014. Net cash used for investing activities was $211.2 million in 2013. Net cash provided by investing activities was $375.6 million in 2012.
Acquisitions
In December 2014, we paid cash of $7.5 million and $4.8 million to acquire businesses as part of Process Technologies and Technical Solutions, respectively.
In June 2013, $84.4 million of cash was paid to Tyco in settlement of a working capital and net indebtedness adjustment related to the Merger. In addition, in December 2013 we acquired a business as part of Process Technologies for cash consideration of $8.0 million, net of cash acquired.
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
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively.
Capital expenditures
Capital expenditures in 2014, 2013 and 2012 were $129.6 million, $170.0 million and $94.5 million, respectively. We anticipate capital expenditures for fiscal 2015 to be approximately $150 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $995.1 million in 2014. Cash used for financing activities in 2014 included share repurchases, payments of dividends and the purchase of the remaining noncontrolling interest in a business, partially offset by net receipts of commercial paper and revolving long-term debt to fund our operations in the normal course of business.
Net cash used for financing activities was $719.1 million in 2013. Cash used for financing activities in 2013 included share repurchases and payments of dividends, partially offset by net receipts of commercial paper and revolving long-term debt to fund our operations in the normal course of business and cash received from shares issued to employees.
Net cash used for financing activities was $232.3 million in 2012. Cash provided by financing activities in 2012 included net repayments of long-term debt, as further described below, payments of dividends, early debt termination fees and share repurchases, partially offset by net receipts of commercial paper and revolving long-term debt.
In December 2012, PFSA completed an exchange offer (the “Exchange Offer”) pursuant to which it exchanged $373.0 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc., a wholly-owned, indirect subsidiary of the Company (the “2021 Notes”) for a like amount of new 5.00% Senior Notes due 2021 of PFSA (the “New 2021 Notes”) plus $5.6 million in transaction-related costs. Upon completion of the Exchange Offer, $127.0 million in aggregate principal amount of 2021 Notes remained outstanding. The remaining 2021 Notes and New 2021 Notes are guaranteed as to payment by Pentair plc.
In November 2012, PFSA completed a private offering of $350.0 million aggregate principal amount of 1.35% Senior Notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 2.65% Senior Notes due 2019 (the “2019 Notes” and, collectively, the “2015/2019 Notes”), which are guaranteed as to payment by Pentair plc. In certain circumstances, PFSA may be required to pay additional interest on the 2015/2019 Notes. We used the net proceeds from the sale of the 2015/2019 Notes to repay commercial paper and for general corporate purposes. We classified the outstanding amount on the 2015 Notes maturing in 2015 as long-term as of December 31, 2014 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility (defined below).
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
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility, originally set to mature in Septermber 2017 (the "Prior Credit Facility"). Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Prior Credit Facility and PFSA and certain other of our subsidiaries because affiliate borrowers under the Prior Credit Facility. In October 2014, Pentair plc, Pentair Investments Switzerland GmbH ("PISG"), PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Prior Credit Facility (the "Amended Credit Facility), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2014 and 2013, we had $987.6 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $1,102.6 million, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in ITEM 8, Note 14 of the Notes to the Consolidated Financial Statements and to purchase the remaining 25 percent interest in KEF for $100.0 million as discussed in ITEM 8, Note 2 of the Notes to the Consolidated Financial Statements.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses arising out of Permitted Acquisitions, ("EBITDA") for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $78.3 million, of which none was outstanding at December 31, 2014. Borrowings under these credit facilities bear interest at variable rates. Additionally, as part of 2012 and 2011 acquisitions, we assumed certain capital leases with an outstanding balance of $6.7 million and $21.5 million at December 31, 2014 and 2013, respectively.
As of December 31, 2014, we had $49.4 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends
We paid dividends in 2014 of $211.4 million, or $1.10 per ordinary share, compared with $194.2 million, or $0.96 per ordinary share, in 2013 and $112.4 million, or $0.88 per ordinary share in 2012. At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provided that dividends of $1.20 per share be made in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and first and second quarters of 2015 and we expect to continue paying dividends on a quarterly basis. In December 2014, the Board of Directors approved an increase of $0.02 per share for the remaining dividends to be paid in the first and second quarters of 2015, bringing the total quarterly dividend for those quarters to $0.32 per share. The Board of Directors also approved a plan to increase the dividend for the remainder of 2015, which will mark the 39th consecutive year we have increased dividends.
Under Irish law, the payment of future cash dividends after those approved at our 2014 annual meeting of shareholders and redemptions and repurchases of shares following the Redomicile may be paid only out of Pentair plc's “distributable reserves” on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." As of December 31, 2014, our distributable reserve balance was $12.1 billion.
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. In October 2012, our board of directors authorized the repurchase of our ordinary shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability under these 2012 authorizations.
In December 2013, the Board of Directors authorized the repurchase of shares of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion prior share repurchase authorizations.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the 2012 and 2013 share repurchase authorizations. The authorization expires on December 31, 2019 and there were no repurchases made in 2014 under this authorization.
During the year ended December 31, 2014, we repurchased 16.4 million of our ordinary shares for $1.2 billion pursuant to these authorizations and had no remaining availability for repurchases under the 2013 authorization.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2015	2016	2017	2018	2019	Thereafter	Total
Debt obligations	$—	$—	$350.0	$—	$1,597.4	$1,050.0	$2,997.4
Capital lease obligations	6.7	—	—	—	—	—	6.7
Interest obligations on fixed-rate debt	60.2	55.5	55.5	49.0	49.0	89.5	358.7
Operating lease obligations, net of sublease rentals	51.9	39.7	30.8	19.3	15.3	19.1	176.1
Purchase obligations	53.3	5.8	—	—	—	—	59.1
Pension and other post-retirement plan contributions	22.6	21.3	30.0	16.6	16.5	205.6	312.6
Total contractual obligations, net	$194.7	$122.3	$466.3	$84.9	$1,678.2	$1,364.2	$3,910.6
The $350.0 million of principal outstanding on the 2015 Notes matures in December 2015. As discussed above, we classified this debt as long-term as of December 31, 2014 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility. As such, this obligation is included in the 2019 obligations in the table above, the year in which the Amended Credit Facility expires.
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2014, variable interest rate debt was $997.4 million at a weighted average interest rate of 0.69%.
The total gross liability for uncertain tax positions at December 31, 2014 was estimated to be $62.1 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2014, we had recorded $1.2 million for the possible payment of penalties and $9.8 million related to the possible payment of interest.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of net income. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2014	2013	2012
Net cash provided by operating activities of continuing operations	$1,005.0	$931.3	$65.9
Capital expenditures	(129.6)	(170.0)	(94.5)
Proceeds from sale of property and equipment	13.1	6.0	5.5
Free cash flow	$888.5	$767.3	$(23.1)
Off-balance sheet arrangements
At December 31, 2014, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.
While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 17 of the Notes to Consolidated Financial Statements could change in the future.
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
As of December 31, 2014, there were approximately 3,400 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $249.1 million and $254.7 million as of December 31, 2014 and 2013, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $115.8 million and $119.6 million at December 31, 2014 and 2013, respectively, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $31.4 million and $34.8 million as of December 31, 2014 and 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
As of December 31, 2014 and 2013, the outstanding value of bonds, letters of credit and bank guarantees totaled $370.1 million and $484.0 million, respectively, of which $32.4 million and $25.3 million, respectively, relate to the Water Transport business.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2020 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 11.0% to 12.0% in determining the discounted cash flows in our fair value analysis.
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
During 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business in Australia. The impairment charge is included in Loss from sale / impairment of discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2014, 2013 and 2012 with each reporting unit’s fair value substantially in excess of its carrying value. Accordingly, step two of the impairment analysis was not required for 2014, 2013 or 2012.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names and trademarks, proprietary technology, backlog and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization. There was no impairment charge recorded in 2014 for identifiable intangible assets. Impairment charges of $11.0 million and $60.7 million were recorded in 2013 and 2012, respectively, related to trade names. These charges were recorded in Impairment of trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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
Impairment of long-lived assets
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2014 and 2013, we recorded impairment charges of $20.9 million and $16.6 million, respectively, in conjunction with restructuring activities. There were no material impairment charges recorded related to long-lived assets in 2012.
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
Pension and other post-retirement plans
We sponsor U.S. and Non-U.S. defined-benefit pension and other post-retirement plans. The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates, rate of increase in future compensation levels and health care cost trend rates. These assumptions are updated annually and are disclosed in ITEM 8, Note 13 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax charge of $49.9 million in 2014, pre-tax income of $63.2 million in 2013 and a pre-tax charge of $146.2 million in 2012. The remaining components of pension expense, primarily service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. plans of 3.63% in 2014, 4.51% in 2013 and 3.67% in 2012. The discount rates on our Non-U.S. plans ranged from 0.50% to 4.25% in 2014, 0.50% to 5.00% in 2013 and 0.50% to 4.50% in 2012. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2015.
Expected rate of return
Our expected rate of return on plan assets for our U.S. plans was 4.56% for 2014, 3.75% in 2013 and 7.50% in 2012. The expected rate of return on our Non-U.S. plans ranged from 1.00% to 6.40% in 2014, 1.00% to 6.50% in 2013 and 1.00% to

4.60% in 2012. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. The shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2014, the U.S. pension plans have an approximately 97 percent allocation to fixed income investments. As a result of the adoption of this investment strategy, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate.
See ITEM 8, Note 13 of the Notes to Consolidated Financial Statements for further information regarding pension and other post-retirement plans.
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
See ITEM 8, Note 17 of the Notes to Consolidated Financial Statements for further information regarding loss contingencies.
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
Interest rate risk
Our debt portfolio as of December 31, 2014, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 67% fixed-rate debt and 33% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2014, a 100 basis point increase or decrease in interest rates would result in a $92.5 million decrease or a $98.7 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2014, a 100 basis point increase in interest rates would result in a $10.0 million increase in interest incurred. A decrease in our interest rates on our variable-rate debt of 68.6 basis points (to zero) would result in a decrease in interest incurred of $6.8 million.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Pentair plc and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
Manchester, United Kingdom
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
Manchester, United Kingdom
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair plc and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2015

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2014	2013	2012
Net sales	$7,039.0	$6,999.7	$4,306.8
Cost of goods sold	4,576.0	4,629.6	3,040.9
Gross profit	2,463.0	2,370.1	1,265.9
Selling, general and administrative	1,493.8	1,493.7	1,117.7
Research and development	117.3	122.8	92.3
Impairment of trade names	—	11.0	60.7
Operating income (loss)	851.9	742.6	(4.8)
Other (income) expense
Loss (gain) on sale of businesses, net	0.2	(20.8)	—
Loss on early extinguishment of debt	—	—	75.4
Equity income of unconsolidated subsidiaries	(1.2)	(2.0)	(2.3)
Interest income	(3.7)	(4.4)	(2.0)
Interest expense	72.3	75.3	70.2
Income (loss) from continuing operations before income taxes and noncontrolling interest	784.3	694.5	(146.1)
Provision (benefit) for income taxes	177.3	177.0	(67.2)
Net income (loss) from continuing operations before noncontrolling interest	607.0	517.5	(78.9)
Income (loss) from discontinued operations, net of tax	(6.4)	25.9	(25.7)
Loss from sale / impairment of discontinued operations, net of tax	(385.7)	(0.8)	—
Net income (loss) before noncontrolling interest	214.9	542.6	(104.6)
Noncontrolling interest	—	5.8	2.6
Net income (loss) attributable to Pentair plc	$214.9	$536.8	$(107.2)
Net income (loss) from continuing operations attributable to Pentair plc	$607.0	$511.7	$(81.5)
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$214.9	$542.6	$(104.6)
Changes in cumulative translation adjustment	(336.3)	(29.1)	31.4
Amortization of pension and other post-retirement prior service cost, net of $0, $0.2 and $0.2 tax, respectively	—	(0.4)	(0.3)
Changes in market value of derivative financial instruments, net of $1.1, $0.7 and $3.7 tax, respectively	(0.4)	(0.3)	(3.6)
Total comprehensive income (loss)	(121.8)	512.8	(77.1)
Less: Comprehensive income attributable to noncontrolling interest	—	8.0	4.0
Comprehensive income (loss) attributable to Pentair plc	$(121.8)	$504.8	$(81.1)
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$3.19	$2.54	$(0.64)
Discontinued operations	(2.06)	0.13	(0.20)
Basic earnings (loss) per ordinary share attributable to Pentair plc	$1.13	$2.67	$(0.84)
Diluted
Continuing operations	$3.14	$2.50	$(0.64)
Discontinued operations	(2.03)	0.12	(0.20)
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$1.11	$2.62	$(0.84)
Weighted average ordinary shares outstanding
Basic	190.6	201.1	127.4
Diluted	193.7	204.6	127.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2014	2013
Assets
Current assets
Cash and cash equivalents	$110.4	$256.0
Accounts and notes receivable, net of allowances of $96.5 and $112.4, respectively	1,205.9	1,285.0
Inventories	1,130.4	1,195.1
Other current assets	366.8	361.6
Current assets held for sale	80.6	134.4
Total current assets	2,894.1	3,232.1
Property, plant and equipment, net	950.0	1,044.3
Other assets
Goodwill	4,741.9	4,860.7
Intangibles, net	1,608.1	1,749.9
Other non-current assets	436.2	390.0
Non-current assets held for sale	24.9	466.3
Total other assets	6,811.1	7,466.9
Total assets	$10,655.2	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$6.7	$2.5
Accounts payable	583.1	576.9
Employee compensation and benefits	305.5	312.4
Other current liabilities	709.1	645.9
Current liabilities held for sale	35.1	72.5
Total current liabilities	1,639.5	1,610.2
Other liabilities
Long-term debt	2,997.4	2,547.9
Pension and other post-retirement compensation and benefits	322.0	320.2
Deferred tax liabilities	528.3	557.0
Other non-current liabilities	497.7	456.4
Non-current liabilities held for sale	6.5	33.9
Total liabilities	5,991.4	5,525.6
Equity
Ordinary shares $0.01 and CHF 0.50 par value, 426.0 and 213.0 authorized, 202.4 and 213.0 issued at December 31, 2014 and December 31, 2013, respectively	2.0	113.5
Ordinary shares held in treasury, 19.9 and 15.6 shares at December 31, 2014 and December 31, 2013, respectively	(1,251.9)	(875.1)
Additional paid-in capital	4,250.0	5,071.4
Retained earnings	2,044.0	1,829.1
Accumulated other comprehensive loss	(380.3)	(43.6)
Shareholders’ equity attributable to Pentair plc	4,663.8	6,095.3
Noncontrolling interest	—	122.4
Total equity	4,663.8	6,217.7
Total liabilities and equity	$10,655.2	$11,743.3
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2014	2013	2012
Operating activities
Net income (loss) before noncontrolling interest	$214.9	$542.6	$(104.6)
(Income) loss from discontinued operations, net of tax	6.4	(25.9)	25.7
Loss from sale / impairment of discontinued operations, net of tax	385.7	0.8	—
Adjustments to reconcile net income (loss) from continuing operations before noncontrolling interest to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.2)	(2.0)	(2.3)
Depreciation	138.7	141.3	85.2
Amortization	114.0	134.1	74.9
Loss (gain) on sale of businesses, net	0.2	(20.8)	—
Deferred income taxes	2.0	54.0	(138.9)
Share-based compensation	33.6	31.1	35.8
Impairment of trade names	—	11.0	60.7
Loss on early extinguishment of debt	—	—	75.4
Excess tax benefits from share-based compensation	(12.6)	(16.8)	(5.0)
Pension and other post-retirement expense (income)	76.2	(31.3)	167.5
Pension and other post-retirement contributions	(27.7)	(34.0)	(238.0)
Loss (gain) on sale of assets	(1.5)	3.9	(2.4)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	9.0	(106.3)	31.2
Inventories	(3.7)	58.1	108.3
Other current assets	(22.0)	(5.7)	(0.2)
Accounts payable	34.5	41.1	(53.8)
Employee compensation and benefits	13.2	66.3	(91.9)
Other current liabilities	58.5	41.2	69.2
Other non-current assets and liabilities	(13.2)	48.6	(30.9)
Net cash provided by (used for) operating activities of continuing operations	1,005.0	931.3	65.9
Net cash provided by (used for) operating activities of discontinued operations	3.4	(3.4)	(22.2)
Net cash provided by (used for) operating activities	1,008.4	927.9	43.7
Investing activities
Capital expenditures	(129.6)	(170.0)	(94.5)
Proceeds from sale of property and equipment	13.1	6.0	5.5
Proceeds from sale of businesses, net	0.3	43.5	—
Acquisitions, net of cash acquired	(12.3)	(92.4)	470.5
Other	0.2	1.7	(5.9)
Net cash provided by (used for) investing activities	(128.3)	(211.2)	375.6
Financing activities
Net receipts (repayments) of short-term borrowings	0.5	—	(3.7)
Net receipts of commercial paper and revolving long-term debt	468.6	104.2	253.8
Proceeds from long-term debt	2.2	0.7	594.3
Repayment of long-term debt	(16.8)	(7.4)	(617.2)
Debt issuance costs	(3.1)	(1.4)	(9.7)
Debt extinguishment costs	—	—	(74.8)
Excess tax benefits from share-based compensation	12.6	16.8	5.0
Shares issued to employees, net of shares withheld	37.0	80.0	68.2
Repurchases of ordinary shares	(1,150.0)	(715.8)	(334.2)
Dividends paid	(211.4)	(194.2)	(112.4)
Purchase of / distribution to noncontrolling interest	(134.7)	(2.0)	(1.6)
Net cash provided by (used for) financing activities	(995.1)	(719.1)	(232.3)
Effect of exchange rate changes on cash and cash equivalents	(30.6)	21.0	0.3
Change in cash and cash equivalents	(145.6)	18.6	187.3
Cash and cash equivalents, beginning of year	256.0	237.4	50.1
Cash and cash equivalents, end of year	$110.4	$256.0	$237.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Non-controlling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2011	98.6	$47.5	—	$—	$457.8	$1,465.8	$(37.7)	$1,933.4	$114.0	$2,047.4
Net income (loss)	—	—	—	—	—	(107.2)	—	(107.2)	2.6	(104.6)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	26.1	26.1	1.4	27.5
Tax benefit of share-based compensation	—	—	—	—	5.6	—	—	5.6	—	5.6
Dividends declared	—	—	—	—	(141.1)	(66.3)	—	(207.4)	—	(207.4)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(1.6)	(1.6)
Issuance of shares related to the Merger	113.6	65.5	(2.7)	(119.6)	4,985.8	—	—	4,931.7	—	4,931.7
Share repurchase	—	—	(7.3)	(334.2)	—	—	—	(334.2)	—	(334.2)
Exercise of options, net of shares tendered for payment	0.7	0.4	2.3	97.6	(7.8)	—	—	90.2	—	90.2
Issuance of restricted shares, net of cancellations	0.2	0.1	1.2	59.8	(40.9)	—	—	19.0	—	19.0
Shares surrendered by employees to pay taxes	(0.1)	—	(0.4)	(19.1)	(2.8)	—	—	(21.9)	—	(21.9)
Share-based compensation	—	—	—	—	35.8	—	—	35.8	—	35.8
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income	—	—	—	—	—	536.8	—	536.8	5.8	542.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(32.0)	(32.0)	2.2	(29.8)
Tax benefit of share-based compensation	—	—	—	—	22.6	—	—	22.6	—	22.6
Dividends declared	—	—	—	—	(198.5)	—	—	(198.5)	—	(198.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(12.3)	(715.8)	—	—	—	(715.8)	—	(715.8)
Exercise of options, net of shares tendered for payment	—	—	3.0	131.8	(35.6)	—	—	96.2	—	96.2
Issuance of restricted shares, net of cancellations	—	—	0.9	37.0	(37.0)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	(12.6)	(3.6)	—	—	(16.2)	—	(16.2)
Share-based compensation	—	—	—	—	31.1	—	—	31.1	—	31.1
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	214.9	—	214.9	—	214.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(336.7)	(336.7)	—	(336.7)
Tax benefit of share-based compensation	—	—	—	—	11.4	—	—	11.4	—	11.4
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(229.5)	—	—	(229.5)	—	(229.5)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	(10.6)	(0.1)	(5.8)	(450.7)	(699.2)	—	—	(1,150.0)	—	(1,150.0)
Exercise of options, net of shares tendered for payment	—	—	1.3	60.9	(14.4)	—	—	46.5	—	46.5
Issuance of restricted shares, net of cancellations	—	—	0.3	19.3	(19.3)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(6.3)	(3.1)	—	—	(9.4)	—	(9.4)
Share-based compensation	—	—	—	—	33.6	—	—	33.6	—	33.6
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (the "Company” or “Pentair") is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Process Technologies, Flow Technologies and Technical Solutions.

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
Basis of presentation
The accompanying consolidated financial statements include the accounts of Pentair and all subsidiaries, both the United States ("U.S.") and non-U.S., which we control. Intercompany accounts and transactions have been eliminated. Investments in companies of which we own 20% to 50% of the voting stock or have the ability to exercise significant influence over operating and financial policies of the investee are accounted for using the equity method of accounting and as a result, our share of the earnings or losses of such equity affiliates is included in the Consolidated Statements of Operations and Comprehensive Income (Loss).
The consolidated financial statements have been prepared in U.S. dollars (“USD”) and in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a 13-week basis ending on a Saturday.
Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, estimated selling proceeds from assets held for sale, contingent liabilities, income taxes and pension and other post-retirement benefits. Actual results could differ from our estimates.
Revenue recognition
We recognize revenue when it is realized or realizable and has been earned. Revenue is recognized when persuasive evidence of an arrangement exists, shipment or delivery has occurred (depending on the terms of the sale), our price to the buyer is fixed or determinable, and collectability is reasonably assured.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We record costs and earnings in excess of billings on uncompleted contracts within Other current assets and billings in excess of costs and earnings on uncompleted contracts within Other current liabilities in the Consolidated Balance Sheets. Amounts included in Other current assets related to these contracts were $103.5 million and $91.6 million at December 31, 2014 and 2013, respectively. Amounts included in Other current liabilities related to these contracts were $41.4 million and $35.4 million at December 31, 2014 and 2013, respectively.
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

Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.
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
Research and development
We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2014, 2013 and 2012 were $117.3 million, $122.8 million and $92.3 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2014 or December 31, 2013.
Inventories
Inventories are stated at the lower of cost or market with substantially all inventories recorded using the first-in, first-out (“FIFO”) cost method and with an insignificant amount of inventories located outside the United States recorded using a moving average cost method which approximates FIFO.

Pentair plc and Subsidiaries
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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2014 and 2013, we recorded impairment charges of $20.9 million and $16.6 million, respectively, in conjunction with restructuring activities. There were no material impairment charges recorded related to long-lived assets in 2012.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2020 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 11.0% to 12.0% in determining the discounted cash flows in our fair value analysis.
In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop

Pentair plc and Subsidiaries
Notes to consolidated financial statements

multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

We completed step one of our annual goodwill impairment evaluation during the fourth quarter of 2014, 2013 and 2012 with each reporting unit’s fair value exceeding its carrying value. Accordingly, step two of the impairment analysis was not required for 2014, 2013 or 2012.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology, patents and backlog. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant.
The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below. The impairment charges recorded in 2013 and 2012 were the result of rebranding strategies implemented in the fourth quarters of 2013 and 2012, respectively.
At December 31, 2014 our goodwill and intangible assets were $6,350.0 million and represented 60% of our total assets. If we experience future declines in sales and operating profit or do not meet our operating forecasts, we may be subject to future impairments. Additionally, changes in assumptions regarding the future performance of our businesses, increases in the discount rate used to determine the discounted cash flows of our businesses or significant declines in our share price or the market as a whole could result in additional impairment indicators. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
Equity and cost method investments
We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in and loans to equity method investees was $12.9 million and $12.2 million at December 31, 2014 and December 31, 2013, respectively, net of our proportionate share of the results of their operations.
Investments for which we do not have significant influence are accounted for under the cost method. The aggregate balance of these investments was $8.6 million and $8.3 million at December 31, 2014 and December 31, 2013.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pension and other post-retirement plans
We sponsor U.S. and Non-U.S. defined-benefit pension and other post-retirement plans. The pension and other post-retirement benefit costs for company-sponsored benefit plans are determined from actuarial assumptions and methodologies, including discount rates, expected returns on plan assets and health care cost trend rates. These assumptions are updated annually and are disclosed in Note 13.
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
Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company (“Penwald”). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2014 and 2013, reserves for policy claims were $58.1 million ($13.2 million included in Other current liabilities and $44.9 million included in Other non-current liabilities) and $51.1 million ($13.2 million included in Other current liabilities and $37.9 million included in Other non-current liabilities), respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Earnings (loss) per ordinary share
Basic earnings (loss) per share are computed by dividing net income (loss) attributable to Pentair plc by the weighted-average number of ordinary shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) attributable to Pentair plc by the weighted-average number of ordinary shares outstanding including the dilutive effects of ordinary share equivalents.
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) (“AOCI”) as a separate component of equity in the Consolidated Balance Sheets and is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
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
Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI, a separate component of equity.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

2.	Acquisitions
Material acquisitions
Our former parent, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the “Distribution”), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
Pro forma results of material acquisitions
The following unaudited pro forma condensed consolidated financial results of operations are presented as if the Merger had been completed on January 1, 2011:

Year ended December 31
In millions, except per-share data	2012
Pro forma net sales	$6,846.6
Pro forma net income from continuing operations attributable to Pentair plc	183.3
Diluted earnings from continuing operations per ordinary share attributable to Pentair plc	0.87
The 2012 unaudited pro forma net income excludes the impact of $57.3 million of transaction related costs, $21.8 million of change of control costs and $156.2 million of non-recurring items related to acquisition date fair value adjustments to inventory and customer backlog associated with the Merger.
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
Total transaction costs related to acquisition activities in 2013 and 2012 were $8.2 million and $57.3 million, respectively, and were expensed as incurred and recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Pentair plc and Subsidiaries
Notes to consolidated financial statements

3.	Discontinued Operations and Divestitures
Discontinued Operations
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented.
During the third quarter of 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business. The impairment charge was determined using significant unobservable inputs ("Level 3" fair value measurements). In addition, during the first quarter of 2014 and fourth quarter of 2013, we sold portions of our Water Transport business in Australia and New Zealand, respectively, resulting in losses of $5.6 million, net of a $2.4 million tax benefit, and $0.8 million, net of a $0.3 million tax benefit, respectively.

The sale of a portion of the Water Transport business was completed in January 2015. The remaining portions are expected to be disposed of by mid-2015.

Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2014	2013	2012
Net sales	$295.8	$490.1	$112.1

Income (loss) from discontinued operations before income taxes	$1.5	$33.0	$(37.9)
Income tax benefit (provision)	(7.9)	(7.1)	12.2
Income (loss) from discontinued operations, net of tax	$(6.4)	$25.9	$(25.7)

Loss from sale / impairment of discontinued operations before income taxes	$(400.4)	$(1.1)	$—
Income tax benefit	14.7	0.3	—
Loss from sale / impairment of discontinued operations, net of tax	$(385.7)	$(0.8)	$—

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheets were as follows:

	December 31
In millions	2014	2013
Cash and cash equivalents	$7.0	$9.1
Accounts and notes receivable, net	28.8	49.3
Inventories	30.1	48.2
Other current assets	14.7	27.8
Current assets held for sale	$80.6	$134.4
Property, plant and equipment, net	$18.5	$125.7
Goodwill	—	273.5
Intangibles, net	—	26.2
Other non-current assets	6.4	40.9
Non-current assets held for sale	$24.9	$466.3
Accounts payable	$12.2	$19.7
Employee compensation and benefits	11.3	34.7
Other current liabilities	11.6	18.1
Current liabilities held for sale	$35.1	$72.5
Long-term debt	$4.0	$4.7
Pension and other post-retirement compensation and benefits	2.5	4.6
Deferred tax liabilities	—	23.6
Other non-current liabilities	—	1.0
Non-current liabilities held for sale	$6.5	$33.9
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow Technologies for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively. Goodwill of $5.3 million and $5.7 million was included in the assets of the business sold for Technical Solutions and Flow Technologies, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2014	2013	2012
Net income (loss) attributable to Pentair plc	$214.9	$536.8	$(107.2)
Net income (loss) from continuing operations attributable to Pentair plc	$607.0	$511.7	$(81.5)
Weighted average ordinary shares outstanding
Basic	190.6	201.1	127.4
Dilutive impact of stock options and restricted stock awards	3.1	3.5	—
Diluted	193.7	204.6	127.4
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$3.19	$2.54	$(0.64)
Discontinued operations	(2.06)	0.13	(0.20)
Basic earnings (loss) per ordinary share attributable to Pentair plc	$1.13	$2.67	$(0.84)
Diluted
Continuing operations	$3.14	$2.50	$(0.64)
Discontinued operations	(2.03)	0.12	(0.20)
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$1.11	$2.62	$(0.84)
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.5	0.2	16.0

5.	Restructuring
During 2014, 2013 and 2012, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2014 initiatives included a reduction in hourly and salaried headcount of approximately 1,150 employees, which included 600 in Valves & Controls, 100 in Process Technologies, 300 in Flow Technologies and 150 in Technical Solutions. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,100 employees, which included 500 in Valves & Controls, 150 in Process Technologies, 150 in Flow Technologies and 300 in Technical Solutions. The 2012 initiatives included the reduction in hourly and salaried headcount of approximately 800 employees, which included 300 in Valves & Controls, 200 in Process Technologies, 100 in Flow Technologies and 200 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2014	2013	2012
Severance and related costs	$58.9	$81.5	$43.4
Other	29.4	21.7	5.3
Total restructuring costs	$88.3	$103.2	$48.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2014	2013	2012
Valves & Controls	$48.8	$51.0	$5.1
Process Technologies	18.6	9.4	25.2
Flow Technologies	10.6	13.4	5.7
Technical Solutions	4.3	19.4	12.7
Other	6.0	10.0	—
Consolidated	$88.3	$103.2	$48.7
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2014	2013
Beginning balance	$68.6	$40.4
Costs incurred	58.9	81.5
Cash payments and other	(54.1)	(53.3)
Ending balance	$73.4	$68.6

6.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2014 and December 31, 2013 by reportable segment were as follows:

In millions	December 31, 2013	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2014
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,524.5	6.8	(79.8)	1,451.5
Flow Technologies	666.6	—	(38.1)	628.5
Technical Solutions	1,158.0	—	(7.7)	1,150.3
Total goodwill	$4,860.7	$6.8	$(125.6)	$4,741.9

In millions	December 31, 2012	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2013
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Process Technologies	1,500.4	7.6	16.5	1,524.5
Flow Technologies	663.8	(5.7)	8.5	666.6
Technical Solutions	1,161.7	(5.3)	1.6	1,158.0
Total goodwill	$4,837.5	$(3.4)	$26.6	$4,860.7
Accumulated goodwill impairment losses were $200.5 million as of December 31, 2014 and 2013.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Identifiable intangible assets consisted of the following at December 31:

	2014			2013
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,247.8	$(325.2)	$922.6	$1,271.2	$(243.1)	$1,028.1
Trade names	2.0	(1.1)	0.9	2.1	(0.9)	1.2
Proprietary technology and patents	255.7	(96.7)	159.0	263.7	(80.0)	183.7
Total finite-life intangibles	1,505.5	(423.0)	1,082.5	1,537.0	(324.0)	1,213.0
Indefinite-life intangibles
Trade names	525.6	—	525.6	536.9	—	536.9
Total intangibles	$2,031.1	$(423.0)	$1,608.1	$2,073.9	$(324.0)	$1,749.9
Identifiable intangible asset amortization expense in 2014, 2013 and 2012 was $114.0 million, $134.1 million and $74.9 million, respectively.
There were no impairment charges recorded in 2014. In 2013 we recorded an impairment charge for trade name intangible assets of $11.0 million in Technical Solutions. In 2012 we recorded an impairment charge for trade name intangible assets of $23.2 million, $25.9 million and $11.6 million in Process Technologies, Flow Technologies and Technical Solutions, respectively.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2015	2016	2017	2018	2019
Estimated amortization expense	$111.5	$110.6	$109.0	$106.5	$99.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.	Supplemental Balance Sheet Information

	December 31
In millions	2014	2013
Inventories
Raw materials and supplies	$460.1	$549.8
Work-in-process	229.0	164.4
Finished goods	441.3	480.9
Total inventories	$1,130.4	$1,195.1
Other current assets
Cost in excess of billings	$103.5	$91.6
Prepaid expenses	109.6	97.6
Deferred income taxes	139.4	149.7
Other current assets	14.3	22.7
Total other current assets	$366.8	$361.6
Property, plant and equipment, net
Land and land improvements	$165.1	$186.4
Buildings and leasehold improvements	493.5	502.6
Machinery and equipment	1,169.1	1,155.1
Construction in progress	71.0	70.9
Total property, plant and equipment	1,898.7	1,915.0
Accumulated depreciation and amortization	948.7	870.7
Total property, plant and equipment, net	$950.0	$1,044.3
Other non-current assets
Asbestos-related insurance receivable	$115.8	$119.6
Deferred income taxes	87.9	92.4
Other non-current assets	232.5	178.0
Total other non-current assets	$436.2	$390.0
Other current liabilities
Deferred revenue and customer deposits	$112.7	$90.8
Dividends payable	116.8	98.7
Billings in excess of cost	41.4	35.4
Accrued warranty	66.4	56.0
Other current liabilities	371.8	365.0
Total other current liabilities	$709.1	$645.9
Other non-current liabilities
Asbestos-related liabilities	$249.1	$254.7
Taxes payable	61.6	48.9
Other non-current liabilities	187.0	152.8
Total other non-current liabilities	$497.7	$456.4

8.	Supplemental Cash Flow Information

	Years ended December 31
In millions	2014	2013	2012
Cash paid for interest, net	$67.5	$69.4	$66.7
Cash paid for income taxes, net	134.2	91.2	82.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

9.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2014	2013
Cumulative translation adjustments	$(371.0)	$(34.7)
Market value of derivative financial instruments, net of tax	(9.3)	(8.9)
Accumulated other comprehensive loss	$(380.3)	$(43.6)

10.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at December 31, 2014	Maturity year	December 31
			2014	2013
Commercial paper	0.679%	2019	$987.6	$528.9
Revolving credit facilities	1.421%	2019	9.8	—
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Capital lease obligations	6.195%	2015	6.7	21.5
Total debt			3,004.1	2,550.4
Less: Current maturities and short-term borrowings			(6.7)	(2.5)
Long-term debt			$2,997.4	$2,547.9
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
In December 2012, PFSA completed an exchange offer (the “Exchange Offer”) pursuant to which it exchanged $373.0 million in aggregate principal amount of 5.00% Senior Notes due 2021 of Pentair, Inc., a wholly-owned, indirect subsidiary of the Company (the “2021 Notes”) for a like amount of new 5.00% Senior Notes due 2021 of PFSA (the “New 2021 Notes”) plus $5.6 million in transaction-related costs. Upon completion of the Exchange Offer, $127.0 million in aggregate principal amount of 2021 Notes remained outstanding. The remaining 2021 Notes and New 2021 Notes are guaranteed as to payment by Pentair plc.
In November 2012, PFSA completed a private offering of $350.0 million aggregate principal amount of 1.35% Senior Notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 2.65% Senior Notes due 2019 (the “2019 Notes” and, collectively, the “2015/2019 Notes”), which are guaranteed as to payment by Pentair plc. In certain circumstances, PFSA may be required to pay additional interest on the 2015/2019 Notes. We used the net proceeds from the sale of the 2015/2019 Notes to repay commercial paper and for general corporate purposes.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
In September 2012, Pentair, Inc. entered into a credit agreement providing for an unsecured, committed revolving credit facility, originally set to mature in September 2017 (the "Prior Credit Facility"). Upon the completion of the Merger, Pentair Ltd. became the guarantor under the Prior Credit Facility and PFSA and certain other of our subsidiaries became affiliate borrowers under the Prior Credit Facility. In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Prior Credit Facility (the "Amended Credit Facility), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2014 and 2013, we had $987.6 million and $528.9 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $1,102.6 million, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement. Subsequent to the Merger, we used the remaining proceeds from the 2017/2022 Notes offering and issuances of commercial paper to redeem the Fixed/Floating Rate Notes as discussed above, to repurchase shares in conjunction with our share repurchase as discussed in Note 14 and to purchase the remaining 25 percent interest in KEF for $100.0 million as discussed in Note 2.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses arising out of Permitted Acquisitions, ("EBITDA") for the four consecutive fiscal quarters then ended (the “Leverage Ratio”) to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2014, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $78.3 million, of which none was outstanding at December 31, 2014. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in December 2015. We classified this debt as long-term as of December 31, 2014 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Debt outstanding at December 31, 2014 matures on a calendar year basis as follows:

In millions	2015	2016	2017	2018	2019	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$350.0	$—	$1,597.4	$1,050.0	$2,997.4
Capital lease obligations	6.7	—	—	—	—	—	6.7
Total maturities	$6.7	$—	$350.0	$—	$1,597.4	$1,050.0	$3,004.1
As part of 2012 and 2011 acquisitions, we assumed capital lease obligations related primarily to land and buildings. As of December 31, 2014 and 2013, the recorded values of the assets acquired under those capital leases were $19.5 million and $41.7 million, respectively, less accumulated amortization of $2.4 million and $7.6 million, respectively, all of which were included in Property, plant and equipment, net on the Consolidated Balance Sheets.
Capital lease obligations consisted of total future minimum lease payments of $6.9 million, less the imputed interest of $0.2 million, as of December 31, 2014.

11.	Derivatives and Financial Instruments
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
During the year ended December 31, 2012, all of our interest rate swaps expired or were terminated and, as a result, we had no outstanding interest rate swap arrangements at December 31, 2014 or 2013.
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
Derivative gains and losses on interest rate swaps included in AOCI were reclassified into earnings at the time the related interest expense was recognized or the settlement of the related commitment occurred. Interest expense from swaps was $5.3 million in 2012 and was recorded in Interest expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).
In April 2011, as part of our planned debt issuance to fund an acquisition, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of closing for a portion of the expected fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the 2021 Notes, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in AOCI in the Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the 2021 Notes. The ending unrealized net loss in AOCI at December 31, 2014 and 2013 was $7.0 million and $8.1 million, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to

Pentair plc and Subsidiaries
Notes to consolidated financial statements

certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At December 31, 2014 and 2013, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $250.8 million and $130.3 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during 2014, 2013 and 2012 were not material.
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

The recorded amounts and estimated fair values of total debt at December 31 were as follows:

	2014		2013
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$997.4	$997.4	$528.9	$528.9
Fixed rate debt	2,006.7	2,070.4	2,021.5	1,997.5
Total debt	$3,004.1	$3,067.8	$2,550.4	$2,526.4

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.9	$—	$0.9
Foreign currency contract liabilities	—	(6.6)	—	(6.6)
Deferred compensation plans assets (1)	47.9	7.4	—	55.3
Total recurring fair value measurements	$47.9	$1.7	$—	$49.6
Nonrecurring fair value measurements (2)

Recurring fair value measurements	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$3.6	$—	$3.6
Deferred compensation plan assets (1)	32.1	—	—	32.1
Total recurring fair value measurements	$32.1	$3.6	$—	$35.7
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

(2)
During the third quarter of 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of a $12.3 million tax benefit, representing our estimated loss on disposal of the Water Transport business. The impairment charge was determined using significant unobservable inputs ("Level 3" fair value measurements). See Note 3 for additional information about the impairment.

(3)
In the fourth quarter of 2013, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $11.0 million for a trade name intangible in 2013. The impairment charge reduced the fair value of the impacted trade name intangible to $0. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

12.	Income Taxes
Income (loss) from continuing operations before income taxes and noncontrolling interest consisted of the following:

	Years ended December 31
In millions	2014	2013	2012
Federal (1)	$13.3	$328.7	$39.5
International	771.0	365.8	(185.6)
Income (loss) from continuing operations before income taxes and noncontrolling interest	$784.3	$694.5	$(146.1)

(1)	As a result of the Redomicile, “Federal” reflects income (loss) from continuing operations before income taxes and noncontrolling interest for the U.K. in 2014 and for Switzerland in 2013 and 2012.
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2014	2013	2012
Currently payable
Federal (1)	$(0.4)	$17.4	$6.5
International (2)	175.7	105.6	65.2
Total current taxes	175.3	123.0	71.7
Deferred
Federal (1)	2.2	18.9	1.3
International (2)	(0.2)	35.1	(140.2)
Total deferred taxes	2.0	54.0	(138.9)
Total provision (benefit) for income taxes	$177.3	$177.0	$(67.2)

(1)	As a result of the Redomicile, “Federal” represents U.K. taxes for 2014 and Swiss taxes for 2013 and 2012.

(2)	As a result of the Redomicile, "International" represents non-U.K. taxes for 2014 and non-Swiss taxes for 2013 and 2012.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2014	2013	2012
Federal statutory income tax rate (1)	21.0	7.8	7.8
Tax effect of international operations (2)	(4.9)	10.4	23.5
Change in valuation allowances	3.4	5.7	—
Withholding taxes	2.3	1.1	—
Interest limitations	0.8	0.5	—
Non-deductible transaction costs	—	—	(5.9)
Impact of debt-financing	—	—	13.6
Resolution of tax audits	—	—	7.0
Effective tax rate	22.6	25.5	46.0

(1)	The statutory rate for 2014 reflects the U.K. statutory rate of 21 percent. For 2013 and 2012, the statutory rate reflects the Swiss statutory rate of 7.8 percent.

(2)	The tax effect of international operations for 2014 consists of non-U.K. jurisdictions. For 2013 and 2012, the tax effect of international operations consists of non-Swiss jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2014	2013	2012
Beginning balance	$60.8	$53.4	$26.5
Gross increases for tax positions in prior periods	2.3	12.2	2.2
Gross decreases for tax positions in prior periods	(0.5)	(0.6)	(0.6)
Gross increases based on tax positions related to the current year	1.8	2.7	13.6
Gross decreases related to settlements with taxing authorities	(0.1)	(5.1)	(13.2)
Reductions due to statute expiration	(1.2)	(1.8)	(0.4)
Gross decreases due to currency fluctuations	(1.0)	—	—
Gross increases due to acquisitions	—	—	25.3
Ending balance	$62.1	$60.8	$53.4
Included in the $62.1 million of total gross unrecognized tax benefits as of December 31, 2014 was $60.7 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2014 may decrease by a range of $0 to $25.3 million during 2015, primarily as a result of the resolution of non-U.K. examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations.
The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service ("IRS") is currently examining the Pentair, Inc. U.S. federal income tax return for the tax year ending September 28, 2012, and the Panthro Acquisition Co. U.S. federal income tax returns for tax years ending December 31, 2012 and December 31, 2013. A number of tax periods from 2002 to present are under audit by tax authorities in various jurisdictions, including Germany, India and Italy. We anticipate that several of these audits may be concluded in the foreseeable future. We are also subject to the 2012 Tax Sharing Agreement, discussed below, which generally applies to pre-Distribution Tyco tax periods beginning in 1997 which remain subject to audit by the IRS.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Interest expense, respectively. As of December 31, 2014 and 2013, we have liabilities of $1.2 million and $0.9 million, respectively, for the possible payment of penalties and $9.8 million and $8.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
Deferred taxes in the amount of $11.8 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or

Pentair plc and Subsidiaries
Notes to consolidated financial statements

to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2014	2013
Other current assets	$139.4	$149.7
Other non-current assets	87.9	92.4
Deferred tax liabilities	528.3	557.0
Net deferred tax liabilities	$301.0	$314.9
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2014	2013
Deferred tax assets
Accrued liabilities and reserves	$200.3	$192.2
Pension and other post-retirement benefits	68.4	76.8
Employee compensation & benefits	100.0	82.2
Tax loss and credit carryforwards	291.9	351.7
Total deferred tax assets	660.6	702.9
Valuation allowance	235.8	235.5
Deferred tax assets, net of valuation allowance	424.8	467.4
Deferred tax liabilities
Property, plant and equipment	51.6	57.9
Goodwill and other intangibles	645.6	697.1
Other liabilities	28.6	27.3
Total deferred tax liabilities	725.8	782.3
Net deferred tax liabilities	$301.0	$314.9
As of December 31, 2014, tax loss carryforwards of $1,118.3 million were available to offset future income. A valuation allowance of $207.3 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to Non-U.S. carryforwards of $1,010.7 million which are subject to varying expiration periods and will begin to expire in 2015. In addition, there were $21.4 million of U.S. federal and $86.2 million of state tax loss carryforwards as of December 31, 2014, which will expire in future years through 2034.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco in respect to the 2007 Tax Sharing Agreement (collectively, “Shared Tax Liabilities”). Tyco is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2014, Tyco has paid $52.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Under these tax sharing agreements, the amount ultimately assessed would have to be in excess of $1.85 billion before we would be required to pay any of the amounts assessed.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

13.	Benefit Plans
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

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2014 and 2013:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2014	2013	2014	2013	2014	2013
Change in benefit obligations
Benefit obligation beginning of year	$346.9	$394.3	$462.0	$460.8	$42.4	$59.3
Service cost	13.1	15.6	7.4	8.4	0.2	0.3
Interest cost	15.4	14.3	17.3	17.9	1.7	1.9
Actuarial loss (gain)	50.1	(56.9)	73.0	(16.6)	0.3	(15.9)
Translation loss (gain)	—	—	(36.6)	9.7	—	—
Benefits paid	(9.3)	(20.4)	(17.9)	(18.2)	(3.1)	(3.2)
Benefit obligation end of year	$416.2	$346.9	$505.2	$462.0	$41.5	$42.4
Change in plan assets
Fair value of plan assets beginning of year	$285.8	$326.2	$286.5	$249.0	$—	$—
Actual return on plan assets	63.7	(28.9)	35.2	28.6	—	—
Company contributions	3.7	8.9	20.9	21.9	3.1	3.2
Translation gain (loss)	—	—	(15.0)	5.2	—	—
Benefits paid	(9.3)	(20.4)	(17.9)	(18.2)	(3.1)	(3.2)
Fair value of plan assets end of year	$343.9	$285.8	$309.7	$286.5	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(72.3)	$(61.1)	$(195.5)	$(175.5)	$(41.5)	$(42.4)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post- retirement plans
In millions	2014	2013	2014	2013	2014	2013
Other non-current assets	$2.7	$0.7	$6.5	$3.7	$—	$—
Current liabilities	(4.0)	(3.9)	(4.7)	(4.7)	(3.4)	(3.7)
Non-current liabilities	(71.0)	(57.9)	(197.3)	(174.5)	(38.1)	(38.7)
Benefit obligations in excess of the fair value of plan assets	$(72.3)	$(61.1)	$(195.5)	$(175.5)	$(41.5)	$(42.4)
The accumulated benefit obligation for all defined benefit plans was $887.5 million and $772.2 million at December 31, 2014 and 2013, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2014	2013	2014	2013
U.S. pension plans
Projected benefit obligation	$92.5	$76.3	$92.5	$76.3
Fair value of plan assets	17.5	14.5	17.5	14.5
Accumulated benefit obligation	N/A	N/A	85.1	73.1
Non-U.S. pension plans
Projected benefit obligation	$460.0	$438.2	$453.2	$420.4
Fair value of plan assets	258.1	259.0	252.3	244.5
Accumulated benefit obligation	N/A	N/A	440.9	411.5
Components of net periodic benefit expense (income) for our pension plans for the years ended December 31 were as follows:

	U. S. pension plans			Non-U.S. pension plans
In millions	2014	2013	2012	2014	2013	2012
Service cost	$13.1	$15.6	$12.9	$7.4	$8.4	$3.3
Interest cost	15.4	14.3	28.2	17.3	17.9	7.5
Expected return on plan assets	(10.5)	(9.7)	(29.4)	(15.9)	(15.2)	(3.9)
Amortization of prior year service cost (benefit)	—	0.4	—	—	(0.2)	—
Net actuarial (gain) loss	(3.1)	(18.3)	114.3	50.3	(30.0)	24.2
Net periodic benefit expense (income)	$14.9	$2.3	$126.0	$59.1	$(19.1)	$31.1
Components of net periodic benefit expense (income) for our other post-retirement plans for the years ended December 31 were as follows:

	Other post-retirement plans
In millions	2014	2013	2012
Service cost	$0.2	$0.3	$0.2
Interest cost	1.7	1.9	1.9
Amortization of prior year service benefit	—	(0.8)	—
Net actuarial loss (gain)	0.3	(15.9)	8.1
Net periodic benefit expense (income)	$2.2	$(14.5)	$10.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	3.63%	4.51%	3.67%	3.04%	4.13%	3.85%	3.60%	4.35%	3.40%
Rate of compensation increase	4.00%	4.00%	4.37%	2.95%	3.02%	3.02%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount rate	4.51%	3.67%	5.05%	4.13%	3.85%	4.82%	4.35%	3.40%	5.05%
Expected long-term return on plan assets	4.56%	3.75%	7.50%	5.95%	5.98%	4.09%	—	—	—
Rate of compensation increase	4.00%	4.37%	4.21%	3.02%	3.02%	2.98%	—	—	—
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. pension plans of 3.63%, 4.51% and 3.67% in 2014, 2013 and 2012, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50% to 4.25%, 0.50% to 5.00% and 0.50% to 4.50% in 2014, 2013 and 2012, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2015.
Expected rates of return
Our expected rates of return on U.S. pension plan assets were 4.56%, 3.75% and 7.50% for 2014, 2013 and 2012, respectively. The expected rates of return on non-U.S. pension plan assets ranged from 1.00% to 6.40%, 1.00% to 6.50% and 1.00% to 4.60% in 2014, 2013 and 2012, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of 22.30%, (9.90)% and 10.80% in 2014, 2013 and 2012, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2014	2013
Healthcare cost trend rate assumed for following year	6.8%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year the cost trend rate reaches the ultimate trend rate	2027	2027

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2014:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$0.1	$(0.1)
Increase (decrease) in other post-retirement benefit obligations	1.0	(0.9)
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2014, the U.S. pension plans have an approximately 97 percent allocation to fixed income investments.
Asset allocation
Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

	U.S. pension plans
	Actual		Target
Percentages	2014	2013	2014	2013
Fixed income	97%	92%	100%	100%
Alternative	3%	7%	—	—
Cash	—%	1%	—	—

	Non-U.S. pension plans
	Actual		Target
Percentages	2014	2013	2014	2013
Equity securities	40%	54%	45%	56%
Fixed income	53%	41%	55%	44%
Alternative	5%	3%	—	—
Cash	2%	2%	—	—
While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.1	$4.5	$—	$7.6
Fixed income:
Corporate and non U.S. government	—	373.6	—	373.6
U.S. treasuries	—	70.7	—	70.7
Mortgage-backed securities	—	8.3	—	8.3
Other	—	45.5	—	45.5
Global equity securities:
Mid cap equity	—	3.1	—	3.1
Large cap equity	—	43.7	—	43.7
International equity	—	77.0	—	77.0
Other investments	—	17.4	6.7	24.1
Total fair value of plan assets	$3.1	$643.8	$6.7	$653.6

	December 31, 2013
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1.8	$5.9	$—	$7.7
Fixed income:
Corporate and non U.S. government	—	262.2	—	262.2
U.S. treasuries	—	75.5	—	75.5
Mortgage-backed securities	—	8.7	—	8.7
Other	—	34.1	—	34.1
Global equity securities:
Mid cap equity	—	7.3	—	7.3
Large cap equity	—	43.5	—	43.5
International equity	—	101.9	—	101.9
Long/short equity	—	0.6	—	0.6
Other investments	—	11.8	19.0	30.8
Total fair value of plan assets	$1.8	$551.5	$19.0	$572.3

 Valuation methodologies used for investments measured at fair value were as follows:

•
Cash and cash equivalents: Cash consists of cash held in bank accounts and was classified as Level 1. Cash equivalents consist of investments in commingled funds valued based on observable market data. Such investments were classified as Level 2.

•
Fixed income: Investments in corporate bonds, government securities, mortgages and asset backed securities were valued based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2.

•
Global equity securities: Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service. Such investments were classified as Level 2.

Pentair plc and Subsidiaries
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

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2014 and 2013, respectively:

In millions	January 1, 2014	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2014
Other investments	$19.0	$0.7	$(11.8)	$(1.2)	$6.7

In millions	January 1, 2013	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2013
Other investments	$18.3	$1.9	$(1.2)	$—	$19.0
Cash flows
Contributions
Pension contributions totaled $24.6 million and $30.8 million in 2014 and 2013, respectively. Our 2015 pension contributions are expected to be approximately $30.0 million to $35.0 million. The 2015 expected contributions will equal or exceed our minimum funding requirements.

Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2015	$10.0	$15.0	$3.4
2016	12.2	15.9	3.3
2017	13.7	17.1	3.2
2018	16.2	18.1	3.1
2019	18.7	18.9	3.1
Thereafter	109.7	108.4	13.8
Savings plan
We have a 401(k) plan (the "401(k) plan”) with an employee share ownership (“ESOP”) bonus component, which covers certain union and all non-union U.S. employees who meet certain age requirements. Under the 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
Additionally, we had a 401(k) plan acquired as part of the Merger (the "Flow 401(k) plan”) which covered certain union and all non-union U.S. employees who met certain age requirements. On December 31, 2013, the Flow 401(k) plan merged into the 401(k) plan and all employees covered by the Flow 401(k) plan became fully vested in their Flow 401(k) plan employer matching contributions and all future employer matching contributions were made under the 401(k) plan matching contribution formula. Under the Flow 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation. We matched contributions made by employees who met certain eligibility and service requirements. Our matching contribution was 500% of eligible employee contributions for the first 1% of eligible compensation. Additional company match was based on years of service, as follows: an additional 1% match at 10 – 19 years of service, an additional 2%

Pentair plc and Subsidiaries
Notes to consolidated financial statements

match at 20 – 24 years, an additional 3% match at 25 – 29 years and an additional 4% match at 30+ years. Participants were 100% vested in the employer match after 3 years of service.
Our combined expense for the 401(k) plan, the Flow 401(k) plan and the ESOP was $21.5 million, $26.8 million and $19.7 million in 2014, 2013 and 2012, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $70.2 million and $53.3 million as of December 31, 2014 and 2013, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.
Multi-employer defined benefit plans
We participate in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material in 2014, 2013 and 2012.

14.	Shareholders’ Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
Prior to the closing of the Merger, our board of directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. On October 1, 2012, our board of directors authorized the repurchase of our ordinary shares with a maximum aggregate value of $800.0 million. This authorization expires on December 31, 2015 and is in addition to the $400.0 million share repurchase authorization. There is no remaining availability under these 2012 authorizations.
In December 2013, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the combined $1.2 billion 2012 share repurchase authorizations. The authorization expires on December 31, 2016.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the 2012 and 2013 share repurchase authorizations. The authorization expires on December 31, 2019 and there were no repurchases made in 2014 under this authorization.
During the year ended December 31, 2014, we repurchased 16.4 million of our ordinary shares for $1.2 billion pursuant to these authorizations and had no remaining availability for repurchases under the 2013 authorization.
Dividends payable
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provided that dividends of $1.20 per share will be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and first and second quarters of 2015. In December 2014, the Board of Directors approved an increase of $0.02 per share for the remaining dividends to be paid in the first and second quarters of 2015, bringing the total quarterly dividend for those quarters to $0.32 per share. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $116.8 million at December 31, 2014. Dividends paid per ordinary share were $1.10, $0.96 and $0.88 for the years ended December 31, 2014, 2013 and 2012, respectively.

15.	Share Plans
Share-based compensation expense
Total share-based compensation expense for 2014, 2013 and 2012 was as follows:

	December 31
In millions	2014	2013	2012
Restricted stock units	$22.6	$20.2	$24.2
Stock options	11.0	10.9	11.6
Total share-based compensation expense	$33.6	$31.1	$35.8
The expense for 2012 included $13.5 million of expense due to the Merger triggering change of control provisions of Pentair, Inc. share-based compensation plans resulting in immediate vesting of certain outstanding awards.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Share Incentive Plans
Prior to the Merger, our board of directors approved, and Tyco as our sole shareholder approved, the Pentair plc 2012 Stock and Incentive Plan (the “2012 Plan”). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our ordinary shares. The shares may be issued as new shares or from shares held in treasury. Our practice is to settle equity-based awards from shares held in treasury. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of nonqualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.
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
The 2008 Omnibus Stock Incentive Plan as Amended and Restated (the “2008 Plan”) terminated upon the completion of the Merger. Prior grants of restricted stock units and stock options made under the 2008 Plan and earlier stock incentive plans outstanding at completion of the Merger were converted into equity-based awards with respect to our ordinary shares and were assumed by us on the terms in effect at the time of grant and are outstanding under the 2012 Plan.
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2014:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2014	6.2	$35.53
Granted	0.5	77.93
Exercised	(0.9)	35.53
Forfeited	(0.1)	49.29
Outstanding as of December 31, 2014	5.7	$39.08	5.1	$157.8
Options exercisable as of December 31, 2014	4.5	$33.53	4.2	$144.0
Options expected to vest as of December 31, 2014	1.2	$59.46	8.2	$13.8
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2014, 2013 and 2012 was estimated to be $23.23, $13.96 and $9.63 per share, respectively. The weighted-average grant date fair value of options assumed in the Merger was estimated to be $11.76. The total intrinsic value of options that were exercised during 2014, 2013 and 2012 was $34.8 million, $68.9 million and $41.6 million, respectively. At December 31, 2014, the total unrecognized compensation cost related to stock options was $5.5 million. This cost is expected to be recognized over a weighted average period of 1.3 years.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2014	2013	2012
	Granted by Pentair plans	Granted by Pentair plans	Assumed in Merger	Granted by Pentair plans
Risk-free interest rate	1.44%	0.69%	0.02 - 0.68%	0.96%
Expected dividend yield	1.46%	2.01%	2.12%	2.48%
Expected share price volatility	35.3%	36.0%	33.0%	36.5%
Expected term (years)	5.6	5.7	0.1 - 5.1	5.7

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
Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $46.6 million, $102.3 million and $91.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $8.3 million, $23.5 million and $12.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2014:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2014	1.3	$43.25
Granted	0.3	78.39
Vested	(0.4)	39.68
Forfeited	(0.1)	46.42
Outstanding as of December 31, 2014	1.1	$50.55
As of December 31, 2014, there was $17.2 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012, was $26.3 million, $23.4 million and $58.0 million, respectively. The actual tax benefits realized related to restricted share compensation arrangements totaled $3.1 million, $7.2 million and $18.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

16.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•
Valves & Controls — The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals and operates as a stand-alone Global Business Unit ("GBU").

•
Process Technologies — The Process Technologies segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration, separation and fluid process management challenges in food and beverage, water, wastewater, swimming pools and aquaculture applications. The Filtration & Process and Water Quality Systems GBUs comprise this segment.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

•	Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our GBUs, resulting in a change to our reporting segments in 2015. All segment information presented in this note and throughout this Annual Report on Form 10-K was prepared based on the reporting segments in place during 2014, unless otherwise noted.
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income (loss) exclusive of certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is included in the following summary:

	2014	2013	2012	2014	2013	2012
In millions	Net sales			Segment income (loss)
Valves & Controls	$2,394.8	$2,469.2	$548.6	$350.8	$302.8	$41.8
Process Technologies	1,833.2	1,765.9	1,521.1	267.2	253.2	181.1
Flow Technologies	1,106.6	1,131.6	1,025.5	138.5	132.3	104.7
Technical Solutions	1,728.1	1,663.4	1,236.4	358.8	322.4	232.1
Other	(23.7)	(30.4)	(24.8)	(93.6)	(108.4)	(76.2)
Consolidated	$7,039.0	$6,999.7	$4,306.8	$1,021.7	$902.3	$483.5

	2014	2013	2014	2013	2012
In millions	Identifiable assets (1)		Depreciation
Valves & Controls	$4,049.9	$4,204.0	$59.0	$64.0	$15.1
Process Technologies	2,586.9	2,730.6	31.1	29.2	29.2
Flow Technologies	1,276.7	1,426.4	14.5	14.5	14.0
Technical Solutions	2,117.3	2,093.4	24.2	23.6	18.9
Other	624.4	1,288.9	9.9	10.0	8.0
Consolidated	$10,655.2	$11,743.3	$138.7	$141.3	$85.2

	2014	2013	2012	2014	2013	2012
In millions	Amortization			Capital expenditures
Valves & Controls	$53.4	$69.3	$21.7	$45.9	$67.2	$21.9
Process Technologies	27.2	26.0	24.4	30.0	45.2	31.2
Flow Technologies	13.5	13.6	12.5	15.5	26.2	18.7
Technical Solutions	19.9	25.2	16.2	24.0	16.2	13.5
Other	—	—	0.1	14.2	15.2	9.2
Consolidated	$114.0	$134.1	$74.9	$129.6	$170.0	$94.5

(1)	All cash and cash equivalents and assets held for sale are included in “Other.”

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents a reconciliation of consolidated segment income to consolidated operating income (loss):

In millions	2014	2013	2012
Segment income	$1,021.7	$902.3	$483.5
Deal related costs and expenses	—	—	(82.8)
Inventory step-up and customer backlog	—	(86.6)	(157.7)
Restructuring and other	(109.6)	(119.9)	(45.4)
Pension and other post-retirement mark-to-market gain (loss)	(49.9)	63.2	(141.7)
Trade name impairment	—	(11.0)	(60.7)
Redomicile related expenses	(10.3)	(5.4)	—
Operating income (loss)	$851.9	$742.6	$(4.8)
The following tables present certain geographic information by region:

	2014	2013	2012	2014	2013
In millions	Net sales			Long-lived assets
U.S.	$3,541.1	$3,431.3	$2,624.3	$350.0	$365.4
Western Europe	1,701.0	1,795.3	909.1	340.0	393.9
Fast Growth	998.5	921.6	473.8	180.9	193.3
Other Developed	798.4	851.5	299.6	79.1	91.7
Consolidated	$7,039.0	$6,999.7	$4,306.8	$950.0	$1,044.3
Net sales are based on the location in which the sale originated. Long-lived assets represent property, plant and equipment, net of related depreciation.
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2014, 2013, or 2012.

17.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2014	2013	2012
Gross rental expense	$68.7	$76.0	$44.6
Sublease rental income	(1.3)	(0.9)	(0.5)
Net rental expense	$67.4	$75.1	$44.1
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2014 were as follows:

In millions	2015	2016	2017	2018	2019	Thereafter	Total
Minimum lease payments	$52.4	$40.1	$31.2	$19.7	$15.7	$19.1	$178.2
Minimum sublease rentals	(0.5)	(0.4)	(0.4)	(0.4)	(0.4)	—	(2.1)
Net future minimum lease commitments	$51.9	$39.7	$30.8	$19.3	$15.3	$19.1	$176.1

 Asbestos Matters
Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-

Pentair plc and Subsidiaries
Notes to consolidated financial statements

containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.
As of December 31, 2014, there were approximately 3,400 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants, or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $249.1 million and $254.7 million as of December 31, 2014 and 2013, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $115.8 million and $119.6 million, respectively, at December 31, 2014 and 2013 and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $31.4 million and $34.8 million as of December 31, 2014 and 2013, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2014 and 2013 were as follows:

	Years ended December 31
In millions	2014	2013
Beginning balance	$56.0	$52.5
Service and product warranty provision	75.3	64.1
Payments	(62.1)	(60.8)
Foreign currency translation	(2.8)	0.2
Ending balance	$66.4	$56.0

Subsequent to December 31, 2014, we became aware of a potential warranty issue related to certain product sold by Process Technologies, resulting in an increase to our warranty reserve of $13.0 million.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
As of December 31, 2014 and 2013, the outstanding value of bonds, letters of credit and bank guarantees totaled $370.1 million and $484.0 million, respectively, of which $32.4 million and $25.3 million, respectively, relate to the Water Transport business.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

18.	Selected Quarterly Data (Unaudited)
The selected quarterly financial data does not agree to our previously issued quarterly reports prior to the third quarter of 2014 as a result of the reclassification of our Water Transport business to discontinued operations during the third quarter of 2014. See Note 3 for further discussion of discontinued operations. The following tables present 2014 and 2013 quarterly financial information:

	2014
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,644.0	$1,834.1	$1,758.4	$1,802.5	$7,039.0
Gross profit	564.1	646.3	624.7	627.9	2,463.0
Operating income	182.1	226.4	267.4	176.0	851.9
Net income from continuing operations	125.5	159.2	192.5	129.8	607.0
Income (loss) from discontinued operations, net of tax	(1.3)	2.3	1.6	(9.0)	(6.4)
Loss from sale / impairment of discontinued operations, net of tax	(5.6)	—	(380.1)	—	(385.7)
Net income (loss) attributable to Pentair plc	118.6	161.5	(186.0)	120.8	214.9
Earnings (loss) per ordinary share attributable to Pentair plc (1)
Basic
Continuing operations	$0.64	$0.82	$1.01	$0.71	$3.19
Discontinued operations	(0.04)	0.02	(1.99)	(0.05)	(2.06)
Basic earnings (loss) per ordinary share attributable to Pentair plc	$0.60	$0.84	$(0.98)	$0.66	$1.13
Diluted
Continuing operations	$0.63	$0.81	$1.00	$0.70	$3.14
Discontinued operations	(0.04)	0.01	(1.95)	(0.05)	(2.03)
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$0.59	$0.82	$(0.95)	$0.65	$1.11

	2013
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,663.7	$1,791.7	$1,713.3	$1,831.0	$6,999.7
Gross profit	497.5	627.4	614.7	630.5	2,370.1
Operating income	66.4	204.9	230.0	241.3	742.6
Net income from continuing operations before noncontrolling interest	46.8	139.9	166.4	164.4	517.5
Income (loss) from discontinued operations, net of tax	6.5	15.5	7.8	(3.9)	25.9
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(0.8)	(0.8)
Net income attributable to Pentair plc	51.7	154.1	172.8	158.2	536.8
Net income from continuing operations attributable to Pentair plc	45.2	138.6	165.0	162.9	511.7
Earnings (loss) per ordinary share attributable to Pentair plc (1)
Basic
Continuing operations	$0.22	$0.69	$0.83	$0.82	$2.54
Discontinued operations	0.03	0.07	0.04	(0.02)	0.13
Basic earnings per ordinary share attributable to Pentair plc	$0.25	$0.76	$0.87	$0.80	$2.67
Diluted
Continuing operations	$0.22	$0.67	$0.81	$0.81	$2.50
Discontinued operations	0.03	0.08	0.04	(0.03)	0.12
Diluted earnings per ordinary share attributable to Pentair plc	$0.25	$0.75	$0.85	$0.78	$2.62

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fourth quarter 2014 includes a decrease in operating income of $49.9 million related to "mark-to-market" actuarial losses on pension and other post-retirement benefit plans for 2014. Fourth quarter 2014 also includes decreases in operating income due to restructuring costs of $35.5 million.
Second quarter 2014 includes decreases in operating income due to restructuring costs of $35.4 million. First quarter 2014 includes decreases in operating income due to restructuring costs of $17.4 million.
Fourth quarter 2013 includes an increase in operating income of $63.2 million related to "mark-to-market" actuarial gains on pension and other post-retirement benefit plans for 2013. Fourth quarter 2013 also includes decreases in operating income due to restructuring costs of $54.1 million and impairment charges of $11.0 million related to trade name intangibles.
First quarter 2013 includes a decrease in operating income of $76.6 million due to inventory step-up and customer backlog related to the Merger and restructuring costs of $26.6 million.

19.	Supplemental Guarantor Information
Effective upon the Redomicile, Pentair plc (the “Parent Company Guarantor”) and Pentair Investments Switzerland GmbH (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 (collectively, the “Notes”) of Pentair Finance S.A. (the “Subsidiary Issuer”). The Subsidiary Guarantor is a Switzerland limited liability company formed in April 2014 and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
The following supplemental financial information sets forth the Company's Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and Condensed Consolidating Balance Sheet as of December 31, 2014 and 2013. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.A. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.
Prior to the Redomicile, the Notes of the Subsidiary Issuer were guaranteed, fully and unconditionally, by the former parent company, Pentair Ltd. The supplemental financial information for the reporting periods prior to Redomicile are presented under this previous guarantee structure.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$7,039.0	$—	$7,039.0
Cost of goods sold	—	—	—	4,576.0	—	4,576.0
Gross profit	—	—	—	2,463.0	—	2,463.0
Selling, general and administrative	25.3	2.6	7.7	1,458.2	—	1,493.8
Research and development	—	—	—	117.3	—	117.3
Operating (loss) income	(25.3)	(2.6)	(7.7)	887.5	—	851.9
Loss (earnings) from continuing operations of investment in subsidiaries	(615.5)	(619.7)	(611.1)	—	1,846.3	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	0.2	—	0.2
Equity income of unconsolidated subsidiaries	—	—	—	(1.2)	—	(1.2)
Interest income	—	—	(92.3)	(40.2)	128.8	(3.7)
Interest expense	0.7	2.1	95.6	102.7	(128.8)	72.3
Income (loss) from continuing operations before income taxes	589.5	615.0	600.1	826.0	(1,846.3)	784.3
Provision (benefit) for income taxes	(17.5)	(0.5)	(2.4)	197.7	—	177.3
Net income (loss) from continuing operations	607.0	615.5	602.5	628.3	(1,846.3)	607.0
Loss from discontinued operations, net of tax	—	—	—	(6.4)	—	(6.4)
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(385.7)	—	(385.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(392.1)	(392.1)	(392.1)	—	1,176.3	—
Net income (loss) attributable to Pentair plc	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Comprehensive income (loss), net of tax
Net income (loss) attributable to Pentair plc	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Changes in cumulative translation adjustment	(336.3)	(336.3)	(336.3)	(336.3)	1,008.9	(336.3)
Changes in market value of derivative financial instruments	(0.4)	(0.4)	(0.4)	(0.4)	1.2	(0.4)
Comprehensive income (loss) attributable to Pentair plc	$(121.8)	$(113.3)	$(126.3)	$(100.5)	$340.1	$(121.8)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$110.3	$—	$110.4
Accounts and notes receivable, net	—	—	—	1,206.8	(0.9)	1,205.9
Inventories	—	—	—	1,130.4	—	1,130.4
Other current assets	—	17.6	2.0	367.6	(20.4)	366.8
Current assets held for sale	—	—	—	80.6	—	80.6
Total current assets	—	17.6	2.1	2,895.7	(21.3)	2,894.1
Property, plant and equipment, net	—	—	—	950.0	—	950.0
Other assets
Investments in subsidiaries	4,733.0	4,893.8	7,612.2	—	(17,239.0)	—
Goodwill	—	—	—	4,741.9	—	4,741.9
Intangibles, net	—	—	—	1,608.1	—	1,608.1
Other non-current assets	80.2	—	1,381.8	345.0	(1,370.8)	436.2
Non-current assets held for sale	—	—	—	24.9	—	24.9
Total other assets	4,813.2	4,893.8	8,994.0	6,719.9	(18,609.8)	6,811.1
Total assets	$4,813.2	$4,911.4	$8,996.1	$10,565.6	$(18,631.1)	$10,655.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$6.7	$—	$6.7
Accounts payable	0.9	—	—	583.1	(0.9)	583.1
Employee compensation and benefits	0.2	0.6	—	304.7	—	305.5
Other current liabilities	120.6	2.2	10.9	595.8	(20.4)	709.1
Current liabilities held for sale	—	—	—	35.1	—	35.1
Total current liabilities	121.7	2.8	10.9	1,525.4	(21.3)	1,639.5
Other liabilities
Long-term debt	11.4	175.6	2,860.6	1,320.6	(1,370.8)	2,997.4
Pension and other post-retirement compensation and benefits	—	—	—	322.0	—	322.0
Deferred tax liabilities	—	—	2.9	525.4	—	528.3
Other non-current liabilities	16.3	—	—	481.4	—	497.7
Non-current liabilities held for sale	—	—	—	6.5	—	6.5
Total liabilities	149.4	178.4	2,874.4	4,181.3	(1,392.1)	5,991.4
Equity	4,663.8	4,733.0	6,121.7	6,384.3	(17,239.0)	4,663.8
Total liabilities and equity	$4,813.2	$4,911.4	$8,996.1	$10,565.6	$(18,631.1)	$10,655.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Guarantor Subsidiary	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$169.0	$208.6	$207.0	$1,093.8	$(670.0)	$1,008.4
Investing activities
Capital expenditures	—	—	—	(129.6)	—	(129.6)
Proceeds from sale of property and equipment	—	—	—	13.1	—	13.1
Proceeds from sale of businesses, net	—	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	(12.3)	—	(12.3)
Net intercompany loan activity	—	—	37.8	112.2	(150.0)	—
Other	—	—	—	0.2	—	0.2
Net cash provided by (used for) investing activities	—	—	37.8	(16.1)	(150.0)	(128.3)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.5	—	0.5
Net receipts of commercial paper and revolving long-term debt	—	—	458.7	9.9	—	468.6
Proceeds from long-term debt	—	—	—	2.2	—	2.2
Repayment of long-term debt	—	—	—	(16.8)	—	(16.8)
Debt issuance costs	—	—	(3.1)	—	—	(3.1)
Net change in advances to subsidiaries	741.1	(208.6)	(747.3)	(605.2)	820.0	—
Excess tax benefits from share-based compensation	—	—	—	12.6	—	12.6
Shares issued to employees, net of shares withheld	—	—	—	37.0	—	37.0
Repurchases of ordinary shares	(699.2)	—	—	(450.8)	—	(1,150.0)
Dividends paid	(211.4)	—	—	—	—	(211.4)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(169.5)	(208.6)	(291.7)	(1,145.3)	820.0	(995.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30.6)	—	(30.6)
Change in cash and cash equivalents	(0.5)	—	(46.9)	(98.2)	—	(145.6)
Cash and cash equivalents, beginning of year	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of year	$—	$—	$0.1	$110.3	$—	$110.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$6,999.7	$—	$6,999.7
Cost of goods sold	—	—	4,629.6	—	4,629.6
Gross profit	—	—	2,370.1	—	2,370.1
Selling, general and administrative	21.0	13.3	1,459.4	—	1,493.7
Research and development	—	—	122.8	—	122.8
Impairment of trade names	—	—	11.0	—	11.0
Operating (loss) income	(21.0)	(13.3)	776.9	—	742.6
Loss (earnings) from continuing operations of investment in subsidiaries	(539.0)	(508.6)	—	1,047.6	—
Other (income) expense:
Gain on sale of businesses, net	—	—	(20.8)	—	(20.8)
Equity income of unconsolidated subsidiaries	—	—	(2.0)	—	(2.0)
Interest income	—	(99.2)	(53.4)	148.2	(4.4)
Interest expense	5.6	106.0	111.9	(148.2)	75.3
Income (loss) from continuing operations before income taxes and noncontrolling interest	512.4	488.5	741.2	(1,047.6)	694.5
Provision for income taxes	0.7	1.4	174.9	—	177.0
Net income (loss) from continuing operations before noncontrolling interest	511.7	487.1	566.3	(1,047.6)	517.5
Income from discontinued operations, net of tax	—	—	25.9	—	25.9
Loss from sale of discontinued operations, net of tax	—	—	(0.8)	—	(0.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	25.1	25.1	—	(50.2)	—
Net income (loss) before noncontrolling interest	536.8	512.2	591.4	(1,097.8)	542.6
Noncontrolling interest	—	—	5.8	—	5.8
Net income (loss) attributable to Pentair plc	$536.8	$512.2	$585.6	$(1,097.8)	$536.8
Net income (loss) from continuing operations attributable to Pentair plc	$511.7	$487.1	$560.5	$(1,047.6)	$511.7
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$536.8	$512.2	$591.4	$(1,097.8)	$542.6
Changes in cumulative translation adjustment	(31.3)	(31.3)	(29.1)	62.6	(29.1)
Amortization of pension and other post-retirement prior service cost	(0.4)	(0.4)	(0.4)	0.8	(0.4)
Changes in market value of derivative financial instruments	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Total comprehensive income (loss)	504.8	480.2	561.6	(1,033.8)	512.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	8.0	—	8.0
Comprehensive income (loss) attributable to Pentair plc	$504.8	$480.2	$553.6	$(1,033.8)	$504.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.5	$47.0	$208.5	$—	$256.0
Accounts and notes receivable, net	2.9	4.0	1,341.7	(63.6)	$1,285.0
Inventories	—	—	1,195.1	—	$1,195.1
Other current assets	1.4	0.6	359.6	—	$361.6
Current assets held for sale	—	—	134.4	—	$134.4
Total current assets	4.8	51.6	3,239.3	(63.6)	3,232.1
Property, plant and equipment, net	—	—	1,044.3	—	1,044.3
Other assets
Investments in subsidiaries	6,224.7	8,066.6	—	(14,291.3)	—
Goodwill	—	—	4,860.7	—	4,860.7
Intangibles, net	—	—	1,749.9	—	1,749.9
Other non-current assets	31.6	1,302.7	352.4	(1,296.7)	390.0
Non-current assets held for sale	—	—	466.3	—	466.3
Total other assets	6,256.3	9,369.3	7,429.3	(15,588.0)	7,466.9
Total assets	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$2.5	$—	$2.5
Accounts payable	48.1	8.6	583.8	(63.6)	576.9
Employee compensation and benefits	0.5	—	311.9	—	312.4
Other current liabilities	99.6	11.7	534.6	—	645.9
Current liabilities held for sale	—	—	72.5	—	72.5
Total current liabilities	148.2	20.3	1,505.3	(63.6)	1,610.2
Other liabilities
Long-term debt	—	2,401.9	1,442.7	(1,296.7)	2,547.9
Pension and other post-retirement compensation and benefits	—	—	320.2	—	320.2
Deferred tax liabilities	—	2.2	554.8	—	557.0
Other non-current liabilities	17.6	—	438.8	—	456.4
Non-current liabilities held for sale	—	—	33.9	—	33.9
Total liabilities	165.8	2,424.4	4,295.7	(1,360.3)	5,525.6
Equity
Shareholders’ equity attributable to Pentair plc and subsidiaries	6,095.3	6,996.5	7,294.8	(14,291.3)	6,095.3
Noncontrolling interest	—	—	122.4	—	122.4
Total equity	6,095.3	6,996.5	7,417.2	(14,291.3)	6,217.7
Total liabilities and equity	$6,261.1	$9,420.9	$11,712.9	$(15,651.6)	$11,743.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$534.2	$514.0	$977.5	$(1,097.8)	$927.9
Investing activities
Capital expenditures	—	—	(170.0)	—	(170.0)
Proceeds from sale of property and equipment	—	—	6.0	—	6.0
Proceeds from sale of businesses, net	—	—	43.5	—	43.5
Acquisitions, net of cash acquired	—	—	(92.4)	—	(92.4)
Other	—	—	1.7	—	1.7
Net cash provided by (used for) investing activities	—	—	(211.2)	—	(211.2)
Financing activities
Net receipts of commercial paper and revolving long-term debt	—	104.2	—	—	104.2
Proceeds from long-term debt	—	—	0.7	—	0.7
Repayment of long-term debt	—	—	(7.4)	—	(7.4)
Debt issuance costs	—	(1.4)	—	—	(1.4)
Net change in advances to subsidiaries	(339.5)	(569.8)	(188.5)	1,097.8	—
Excess tax benefits from share-based compensation	—	—	16.8	—	16.8
Shares issued to employees, net of shares withheld	—	—	80.0	—	80.0
Repurchases of ordinary shares	—	—	(715.8)	—	(715.8)
Dividends paid	(194.2)	—	—	—	(194.2)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(533.7)	(467.0)	(816.2)	1,097.8	(719.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	21.0	—	21.0
Change in cash and cash equivalents	0.5	47.0	(28.9)	—	18.6
Cash and cash equivalents, beginning of year	—	—	237.4	—	237.4
Cash and cash equivalents, end of year	$0.5	$47.0	$208.5	$—	$256.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$4,306.8	$—	$4,306.8
Cost of goods sold	—	—	3,040.9	—	3,040.9
Gross profit	—	—	1,265.9	—	1,265.9
Selling, general and administrative	5.0	(3.8)	1,116.5	—	1,117.7
Research and development	—	—	92.3	—	92.3
Impairment of trade names	—	—	60.7	—	60.7
Operating (loss) income	(5.0)	3.8	(3.6)	—	(4.8)
Loss (earnings) from continuing operations of investment in subsidiaries	75.7	76.6	—	(152.3)	—
Other (income) expense:
Loss on early extinguishment of debt	—	—	75.4	—	75.4
Equity income of unconsolidated subsidiaries	—	—	(2.3)	—	(2.3)
Interest income	—	(9.2)	(2.0)	9.2	(2.0)
Interest expense	0.1	10.2	69.1	(9.2)	70.2
Income (loss) from continuing operations before income taxes and noncontrolling interest	(80.8)	(73.8)	(143.8)	152.3	(146.1)
Provision (benefit) for income taxes	0.7	1.1	(69.0)	—	(67.2)
Net income (loss) from continuing operations before noncontrolling interest	(81.5)	(74.9)	(74.8)	152.3	(78.9)
Loss from discontinued operations, net of tax	—	—	(25.7)	—	(25.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(25.7)	(25.7)	—	51.4	—
Net income (loss) before noncontrolling interest	(107.2)	(100.6)	(100.5)	203.7	(104.6)
Noncontrolling interest	—	—	2.6	—	2.6
Net income (loss) attributable to Pentair plc	$(107.2)	$(100.6)	$(103.1)	$203.7	$(107.2)
Net income (loss) from continuing operations attributable to Pentair plc	$(81.5)	$(74.9)	$(77.4)	$152.3	$(81.5)
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(107.2)	$(100.6)	$(100.5)	$203.7	$(104.6)
Changes in cumulative translation adjustment	30.0	30.0	31.4	(60.0)	31.4
Amortization of pension and other post-retirement prior service cost	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Changes in market value of derivative financial instruments	(3.6)	(3.6)	(3.6)	7.2	(3.6)
Total comprehensive income (loss)	(81.1)	(74.5)	(73.0)	151.5	(77.1)
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	4.0	—	4.0
Comprehensive income (loss) attributable to Pentair plc	$(81.1)	$(74.5)	$(77.0)	$151.5	$(81.1)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2012

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$(109.0)	$(88.2)	$37.2	$203.7	$43.7
Investing activities
Capital expenditures	—	—	(94.5)	—	(94.5)
Proceeds from sale of property and equipment	—	—	5.5	—	5.5
Acquisitions, net of cash acquired	—	300.1	170.4	—	470.5
Other	—	—	(5.9)	—	(5.9)
Net cash provided by (used for) investing activities	—	300.1	75.5	—	375.6
Financing activities
Net repayments of short-term borrowings	—	—	(3.7)	—	(3.7)
Net receipts (repayments) of commercial paper and revolving long-term debt	—	424.7	(170.9)	—	253.8
Proceeds from long-term debt	—	594.3	—	—	594.3
Repayment of long-term debt	—	—	(617.2)	—	(617.2)
Debt issuance costs	—	(8.7)	(1.0)	—	(9.7)
Debt extinguishment costs	—	—	(74.8)	—	(74.8)
Net change in advances to subsidiaries	157.0	(1,222.2)	1,268.9	(203.7)	—
Excess tax benefits from share-based compensation	—	—	5.0	—	5.0
Shares issued to employees, net of shares withheld	—	—	68.2	—	68.2
Repurchases of ordinary shares	—	—	(334.2)	—	(334.2)
Dividends paid	(48.0)	—	(64.4)	—	(112.4)
Distributions to noncontrolling interest	—	—	(1.6)	—	(1.6)
Net cash provided by (used for) financing activities	109.0	(211.9)	74.3	(203.7)	(232.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.3	—	0.3
Change in cash and cash equivalents	—	—	187.3	—	187.3
Cash and cash equivalents, beginning of year	—	—	50.1	—	50.1
Cash and cash equivalents, end of year	$—	$—	$237.4	$—	$237.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2014, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (“the Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2015 annual general meeting of shareholders under the captions “Corporate Governance Matters,” “Proposal 1 Re-elect Eleven Director Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”
Our Board of Directors has adopted Pentair’s Code of Business Conduct and Ethics and designated it as the code of ethics for the Company’s Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair’s Code of Business Conduct and Ethics on our website at http://pentair.com/en/about-us/leadership/corporate-governance. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Pentair’s Code of Business Conduct and Ethics by posting such information on our website at http://pentair.com/en/about-us/leadership/corporate-governance.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2015 annual general meeting of shareholders under the captions “Corporate Governance Matters — Committees of the Board — Compensation Committee,” “Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2015 annual general meeting of shareholders under the caption “Security Ownership” and is incorporated herein by reference.
The following table summarizes, as of December 31, 2014, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	2,804,889	(1)	$52.63	(2)	7,236,778	(3)
2008 Omnibus Stock Incentive Plan	2,659,574	(4)	32.82	(2)	—	(5)
2004 Omnibus Stock Incentive Plan	1,223,592		32.99		—	(5)
Outside Directors Non-qualified Stock Option Plan	200,000		35.36		—	(5)
Total	6,888,055		$40.99	(2)	7,236,778

(1)	Consists of 1,845,959 shares subject to stock options and 958,930 shares subject to restricted stock units.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 2,529,593 shares subject to stock options and 129,981 shares subject to restricted stock units.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2015 annual general meeting of shareholders under the captions “Corporate Governance Matters — Board Governance,” “Corporate Governance Matters — Independent Directors,” and “Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions” and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2015 annual general meeting of shareholders under the caption “Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditors of Pentair plc and Authorize, by Binding Vote, the Audit and Finance Committee to Set the Auditors Remuneration” and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2015.

PENTAIR PLC

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 24, 2015.

Signature	Title
/s/ Randall J. Hogan	Chairman and Chief Executive Officer
Randall J. Hogan

/s/ John L. Stauch	Executive Vice President and Chief Financial Officer
John L. Stauch

/s/ Mark C. Borin	Chief Accounting Officer and Treasurer
Mark C. Borin

*	Director
Glynis A. Bryan

*	Director
Jerry W. Burris

*	Director
Carol Anthony (John) Davidson

*	Director
Jacques Esculier

*	Director
T. Michael Glenn

*	Director
David H. Y. Ho

*	Director
David A. Jones

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*	Director
Billie I. Williamson

*By	/s/ Angela D. Lageson
Angela D. Lageson
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair plc and Subsidiaries

In millions	Beginning balance	Additions charged (reductions credited) to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2014	$58.7	$(1.2)	$11.5	$(3.5)	$42.5
Year ended December 31, 2013	$14.0	$49.7	$2.4	$(2.6)	$58.7
Year ended December 31, 2012	$16.0	$1.6	$4.0	$0.4	$14.0

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects

EXHIBIT INDEX

Exhibit Number	Exhibit
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

2.4
Merger Agreement, dated December 10, 2013, between Pentair Ltd. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 10, 2013 (File No. 001-11625)).*

3.1
Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

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

4.7
Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.8
Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.9
First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on May 9, 2011 (File No. 000-04689)).

4.10
Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.11
Fourth Supplemental Indenture, dated as of December 17, 2012, among Pentair, Inc. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.12
Fifth Supplemental Indenture, dated as of May 20, 2014, among Pentair, Inc., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.13
Amended and Restated Credit Agreement, dated as of October 3, 2014 among Pentair, plc, Pentair Investments Switzerland GmbH, Pentair Finance, S.A., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, plc, filed with the Commission on October 3, 2014 (File No. 001-11625)).

10.1
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2
Pentair plc 2012 Stock and Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.3
Form of Executive Officer Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4
Form of Executive Officer Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5
Form of Executive Officer Performance Unit Grant Agreement (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.6
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.8
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.9
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.12
Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.13
Form of Key Executive Employment and Severance Agreement for Frederick S. Koury (Incorporated by reference to Exhibit 10.11 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14
Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Lageson (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15
Form of Key Executive Employment and Severance Agreement for Karl R. Frykman, Alok Maskara, Philip Pejovich and Christopher Stevens (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair Ltd. for the quarter ended December 31, 2013 (File No. 001-11625)).*

10.16
Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).*

10.17
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.18
Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.19
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.20
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.21
Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.22
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.23
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.24
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.25
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.26
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.27
Agreement, dated March 6, 2013, between Pentair Ltd. and Randall J. Hogan (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on March 8, 2013 (File No. 001-11625).*

10.28
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.29
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.30	Separation Agreement, dated February 1, 2015, between Pentair Management Company and Netha N. Johnson.*

10.31	Separation Agreement, dated February 16, 2015, between Pentair Management Company and Todd R. Gleason.*

14	Pentair plc Code of Conduct (Incorporated by reference to Exhibit 14.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

21	List of Pentair plc subsidiaries.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.