Form 10-Q
period 2015-03-28
PENTAIR plc
filed 2015-04-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2015
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
Registrant’s telephone number, including area code: 44-161-703-1885
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 28, 2015, 179,638,771 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
In millions, except per-share data	March 28, 2015	March 29, 2014
Net sales	$1,475.0	$1,644.0
Cost of goods sold	964.8	1,079.9
Gross profit	510.2	564.1
Selling, general and administrative	309.2	352.5
Research and development	29.8	29.5
Operating income	171.2	182.1
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.5)	(0.3)
Net interest expense	18.2	16.1
Income from continuing operations before income taxes	153.5	166.3
Provision for income taxes	35.3	40.8
Net income from continuing operations	118.2	125.5
Loss from discontinued operations, net of tax	(4.3)	(1.3)
Loss from sale / impairment of discontinued operations, net of tax	—	(5.6)
Net income	$113.9	$118.6
Comprehensive income (loss), net of tax
Net income	$113.9	$118.6
Changes in cumulative translation adjustment	(174.2)	(27.9)
Changes in market value of derivative financial instruments, net of $0.2 and $0.1 tax, respectively	(0.1)	0.2
Comprehensive income (loss)	$(60.4)	$90.9
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.66	$0.64
Discontinued operations	(0.03)	(0.04)
Basic earnings per ordinary share	$0.63	$0.60
Diluted
Continuing operations	$0.65	$0.63
Discontinued operations	(0.03)	(0.04)
Diluted earnings per ordinary share	$0.62	$0.59
Weighted average ordinary shares outstanding
Basic	180.1	196.2
Diluted	182.7	199.7
Cash dividends paid per ordinary share	$0.32	$0.25
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 28, 2015	December 31, 2014
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$131.1	$110.4
Accounts and notes receivable, net of allowances of $84.9 and $96.5, respectively	1,247.5	1,205.9
Inventories	1,177.0	1,130.4
Other current assets	412.5	366.8
Current assets held for sale	8.8	80.6
Total current assets	2,976.9	2,894.1
Property, plant and equipment, net	915.4	950.0
Other assets
Goodwill	4,671.8	4,741.9
Intangibles, net	1,559.1	1,608.1
Other non-current assets	420.3	436.2
Non-current assets held for sale	25.9	24.9
Total other assets	6,677.1	6,811.1
Total assets	$10,569.4	$10,655.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$5.6	$6.7
Accounts payable	504.9	583.1
Employee compensation and benefits	254.9	305.5
Other current liabilities	654.2	709.1
Current liabilities held for sale	11.5	35.1
Total current liabilities	1,431.1	1,639.5
Other liabilities
Long-term debt	3,403.4	2,997.4
Pension and other post-retirement compensation and benefits	300.9	322.0
Deferred tax liabilities	516.3	528.3
Other non-current liabilities	490.4	497.7
Non-current liabilities held for sale	4.0	6.5
Total liabilities	6,146.1	5,991.4
Equity
Ordinary shares $0.01, 426.0 authorized, 199.3 and 202.4 issued at March 28, 2015 and December 31, 2014, respectively	2.0	2.0
Ordinary shares held in treasury, 19.5 and 19.9 shares at March 28, 2015 and December 31, 2014, respectively	(1,230.8)	(1,251.9)
Additional paid-in capital	4,048.8	4,250.0
Retained earnings	2,157.9	2,044.0
Accumulated other comprehensive income (loss)	(554.6)	(380.3)
Total equity	4,423.3	4,663.8
Total liabilities and equity	$10,569.4	$10,655.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 28, 2015	March 29, 2014
Operating activities
Net income	$113.9	$118.6
Loss from discontinued operations, net of tax	4.3	1.3
Loss from sale / impairment of discontinued operations, net of tax	—	5.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.5)	(0.3)
Depreciation	32.4	34.8
Amortization	27.6	28.5
Deferred income taxes	5.7	(1.4)
Share-based compensation	9.7	7.4
Excess tax benefits from share-based compensation	(2.8)	(6.1)
Loss (gain) on sale of assets	(1.2)	0.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(85.8)	(76.9)
Inventories	(88.2)	(34.5)
Other current assets	(71.0)	(32.2)
Accounts payable	(60.2)	(35.7)
Employee compensation and benefits	(33.7)	(49.3)
Other current liabilities	38.8	33.4
Other non-current assets and liabilities	(15.2)	(6.2)
Net cash provided by (used for) operating activities of continuing operations	(126.2)	(12.7)
Net cash provided by (used for) operating activities of discontinued operations	(7.0)	15.2
Net cash provided by (used for) operating activities	(133.2)	2.5
Investing activities
Capital expenditures	(34.8)	(27.2)
Proceeds from sale of property and equipment	2.3	0.4
Acquisitions, net of cash acquired	(3.0)	—
Other	—	(0.5)
Net cash provided by (used for) investing activities of continuing operations	(35.5)	(27.3)
Net cash provided by (used for) investing activities of discontinued operations	54.9	—
Net cash provided by (used for) investing activities	19.4	(27.3)
Financing activities
Net receipts of short-term borrowings	—	0.3
Net receipts of commercial paper and revolving long-term debt	406.0	381.9
Repayments of long-term debt	(0.4)	(0.9)
Excess tax benefits from share-based compensation	2.8	6.1
Shares issued to employees, net of shares withheld	8.7	24.0
Repurchases of ordinary shares	(200.0)	(252.2)
Dividends paid	(57.5)	(49.2)
Purchase of noncontrolling interest	—	(134.7)
Net cash provided by (used for) financing activities	159.6	(24.7)
Effect of exchange rate changes on cash and cash equivalents	(25.1)	(2.6)
Change in cash and cash equivalents	20.7	(52.1)
Cash and cash equivalents, beginning of period	110.4	256.0
Cash and cash equivalents, end of period	$131.1	$203.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
Net income	—	—	—	—	—	113.9	—	113.9	—	113.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(174.3)	(174.3)	—	(174.3)
Dividends declared	—	—	—	—	1.5	—	—	1.5	—	1.5
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	0.3	16.0	(3.8)	—	—	12.2	—	12.2
Issuance of restricted shares, net of cancellations	—	—	0.2	7.7	(7.7)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.6)	(0.9)	—	—	(3.5)	—	(3.5)
Share-based compensation	—	—	—	—	9.7	—	—	9.7	—	9.7
Balance - March 28, 2015	199.3	$2.0	(19.5)	$(1,230.8)	$4,048.8	$2,157.9	$(554.6)	$4,423.3	$—	$4,423.3

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	118.6	—	118.6	—	118.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(27.7)	(27.7)	—	(27.7)
Dividends declared	—	—	—	—	0.6	—	—	0.6	—	0.6
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	—	—	(3.5)	(269.6)	—	—	—	(269.6)	—	(269.6)
Exercise of options, net of shares tendered for payment	—	—	0.7	34.3	(7.1)	—	—	27.2	—	27.2
Issuance of restricted shares, net of cancellations	—	—	0.2	7.3	(7.3)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.0)	(1.2)	—	—	(3.2)	—	(3.2)
Share-based compensation	—	—	—	—	7.4	—	—	7.4	—	7.4
Balance - March 29, 2014	213.0	$113.5	(18.3)	$(1,105.1)	$5,051.5	$1,947.7	$(71.3)	$5,936.3	$—	$5,936.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc (formerly Pentair Ltd.) and its subsidiaries ("we," "us," "our," "Pentair," or "the Company") have been prepared following the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America can be condensed or omitted.
In December 2013, the Company’s Board of Directors approved changing the Company’s jurisdiction of organization from Switzerland to Ireland. At an extraordinary meeting of shareholders on May 20, 2014, Pentair Ltd. shareholders voted in favor of a reorganization proposal pursuant to which Pentair Ltd. would merge into Pentair plc, an Irish company, and all Pentair Ltd. CHF 0.50 par value common shares would be canceled and all holders of such shares would receive $0.01 par value ordinary shares of Pentair plc on a one-for-one basis. The reorganization transaction was completed on June 3, 2014, at which time Pentair plc replaced Pentair Ltd. as our ultimate parent company (the "Redomicile"). Shares of Pentair plc began trading on the New York Stock Exchange on June 3, 2014 under the symbol "PNR," the same symbol under which Pentair Ltd. shares were previously traded. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have our tax residency in the U.K.
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation.
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
On January 30, 2014, we acquired, as part of Water Quality Systems, the remaining 19.9 percent ownership interest in a U.S. entity and an international entity (collectively, "Pentair Residential Filtration" or "PRF"), from GE Water & Process Technologies (a unit of General Electric Company) ("GE") for $134.3 million in cash. Prior to the acquisition, we held an 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses. There was no material pro forma impact from this acquisition as the results of PRF were consolidated into our financial statements prior to acquiring the remaining interest.
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for approximately $96.4 million in cash. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.Discontinued Operations
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. During the first quarter of 2015, we sold portions of the Water Transport business and received cash proceeds of $54.9 million. In addition, during the first quarter of 2014 we sold a portion of our Water Transport business resulting in a loss of $5.6 million, net of a $2.4 million tax benefit. We expect to dispose of the remainder of the Water Transport business by mid-2015. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented.

Operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Net sales	$18.6	$82.6
Cost of goods sold	18.1	68.4
Gross profit	$0.5	$14.2

Loss from discontinued operations before income taxes	$(5.6)	$(1.7)
Income tax benefit	1.3	0.4
Loss from discontinued operations, net of tax	$(4.3)	$(1.3)

Loss from sale / impairment of discontinued operations before income taxes	$—	$(8.0)
Income tax benefit	—	2.4
Loss from sale / impairment of discontinued operations, net of tax	$—	$(5.6)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	March 28, 2015	December 31, 2014
Cash and cash equivalents	$0.2	$7.0
Accounts and notes receivable, net	1.6	28.8
Inventories	—	30.1
Other current assets	7.0	14.7
Current assets held for sale	$8.8	$80.6
Property, plant and equipment, net	$18.0	$18.5
Other non-current assets	7.9	6.4
Non-current assets held for sale	$25.9	$24.9
Accounts payable	2.1	12.2
Employee compensation and benefits	4.1	11.3
Other current liabilities	5.3	11.6
Current liabilities held for sale	$11.5	$35.1
Long-term debt	$3.9	$4.0
Pension and other post-retirement compensation and benefits	0.1	2.5
Non-current liabilities held for sale	$4.0	$6.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three months ended March 28, 2015 and March 29, 2014 was as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Restricted stock units	$6.2	$4.9
Stock options	3.5	2.5
Total share-based compensation expense	$9.7	$7.4

In the first quarter of 2015, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.6 million were stock options and 0.2 million were restricted stock units. The weighted-average grant date fair value of the stock options and restricted stock units issued was $16.73 and $66.44, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2015 Annual Grant
Risk-free interest rate	1.61%
Expected dividend yield	1.96%
Expected share price volatility	30.4%
Expected term (years)	6.0
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
During the three months ended March 28, 2015, there was no new restructuring activity initiated. However, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the year ended December 31, 2014 included the reduction in hourly and salaried headcount of approximately 1,150 employees, consisting of approximately 600 in Valves & Controls, 350 in Flow & Filtration Solutions, 50 in Water Quality Systems and 150 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Severance and related costs	$—	$13.4
Other	—	4.0
Total restructuring costs	$—	$17.4
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Restructuring costs by reportable segment for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Valves & Controls	$—	$9.8
Flow & Filtration Solutions	—	4.7
Water Quality Systems	—	0.3
Technical Solutions	—	2.6
Consolidated	$—	$17.4
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 28, 2015:

In millions	March 28, 2015
Beginning balance	$73.4
Cash payments and other	(12.5)
Ending balance	$60.9

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 28, 2015	March 29, 2014
Net income	$113.9	$118.6
Net income from continuing operations	$118.2	$125.5
Weighted average ordinary shares outstanding
Basic	180.1	196.2
Dilutive impact of stock options and restricted stock units	2.6	3.5
Diluted	182.7	199.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.66	$0.64
Discontinued operations	(0.03)	(0.04)
Basic earnings per ordinary share	$0.63	$0.60
Diluted
Continuing operations	$0.65	$0.63
Discontinued operations	(0.03)	(0.04)
Diluted earnings per ordinary share	$0.62	$0.59
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	0.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Information

In millions	March 28, 2015	December 31, 2014
Inventories
Raw materials and supplies	$447.6	$460.1
Work-in-process	244.5	229.0
Finished goods	484.9	441.3
Total inventories	$1,177.0	$1,130.4
Other current assets
Cost in excess of billings	$108.9	$103.5
Prepaid expenses	149.6	109.6
Deferred income taxes	132.3	139.4
Other current assets	21.7	14.3
Total other current assets	$412.5	$366.8
Property, plant and equipment, net
Land and land improvements	$157.3	$165.1
Buildings and leasehold improvements	476.1	493.5
Machinery and equipment	1,164.0	1,169.1
Construction in progress	69.4	71.0
Total property, plant and equipment	1,866.8	1,898.7
Accumulated depreciation and amortization	951.4	948.7
Total property, plant and equipment, net	$915.4	$950.0
Other non-current assets
Asbestos-related insurance receivable	$112.9	$115.8
Deferred income taxes	87.3	87.9
Other non-current assets	220.1	232.5
Total other non-current assets	$420.3	$436.2
Other current liabilities
Deferred revenue and customer deposits	$124.9	$112.7
Dividends payable	57.5	116.8
Billings in excess of cost	36.9	41.4
Accrued warranty	65.2	66.4
Other current liabilities	369.7	371.8
Total other current liabilities	$654.2	$709.1
Other non-current liabilities
Asbestos-related liabilities	$247.5	$249.1
Taxes payable	61.0	61.6
Other non-current liabilities	181.9	187.0
Total other non-current liabilities	$490.4	$497.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2014	Acquisitions/ divestitures	Foreign currency translation/other	March 28, 2015
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Flow & Filtration Solutions	942.4	—	(55.2)	887.2
Water Quality Systems	1,137.6	—	(14.9)	1,122.7
Technical Solutions	1,150.3	6.3	(6.3)	1,150.3
Total goodwill	$4,741.9	$6.3	$(76.4)	$4,671.8
Identifiable intangible assets consisted of the following:

	March 28, 2015			December 31, 2014
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,229.2	$(338.9)	$890.3	$1,247.8	$(325.2)	$922.6
Trade names	1.9	(1.1)	0.8	2.0	(1.1)	0.9
Proprietary technology and patents	249.6	(98.8)	150.8	255.7	(96.7)	159.0
Total finite-life intangibles	$1,480.7	$(438.8)	$1,041.9	$1,505.5	$(423.0)	$1,082.5
Indefinite-life intangibles
Trade names	517.2	—	517.2	525.6	—	525.6
Total intangibles, net	$1,997.9	$(438.8)	$1,559.1	$2,031.1	$(423.0)	$1,608.1
Intangible asset amortization expense was $27.6 million and $28.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

	Q2 - Q4
In millions	2015	2016	2017	2018	2019	2020
Estimated amortization expense	$87.0	$108.3	$106.7	$103.4	$96.3	$91.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 28, 2015	Maturity Year	March 28, 2015	December 31, 2014
Commercial paper	0.890%	2019	$1,394.1	$987.6
Revolving credit facilities	1.428%	2019	9.3	9.8
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Capital lease obligations	6.085%	2015	5.6	6.7
Total debt			3,409.0	3,004.1
Less: Current maturities and short-term borrowings			(5.6)	(6.7)
Long-term debt			$3,403.4	$2,997.4
Effective upon the Redomicile, the 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by Pentair Finance S.A. ("PFSA") and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes") are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA. Prior to the Redomicile, the Notes were guaranteed as to payment by Pentair Ltd.
Pentair, Inc. had a credit agreement providing for an unsecured, committed revolving credit facility (the "Prior Credit Facility") pursuant to which Pentair Ltd. was the guarantor and PFSA and certain other of our subsidiaries were affiliate borrowers. In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Prior Credit Facility (the "Amended Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 28, 2015 and December 31, 2014, we had $1,394.1 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $696.6 million as of March 28, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 28, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $65.7 million, of which none was outstanding at March 28, 2015. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in December 2015. We classified this debt as long-term as of March 28, 2015 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility.
Debt outstanding at March 28, 2015 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2015	2016	2017	2018	2019	2020	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$350.0	$—	$2,003.4	$—	$1,050.0	$3,403.4
Capital lease obligations	5.6	—	—	—	—	—	—	5.6
Total maturities	$5.6	$—	$350.0	$—	$2,003.4	$—	$1,050.0	$3,409.0
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $5.7 million, less the imputed interest of $0.1 million as of March 28, 2015.
As of March 28, 2015 and December 31, 2014, assets under capital lease were $18.0 million and $19.5 million, respectively, less accumulated amortization of $2.5 million and $2.4 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $6.7 million and $7.0 million at March 28, 2015 and December 31, 2014, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At March 28, 2015 and December 31, 2014, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $226.8 million and $250.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three months ended March 28, 2015 and March 29, 2014 were not material.
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

The recorded amounts and estimated fair values of total debt were as follows:

	March 28, 2015		December 31, 2014
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,403.4	$1,403.4	$997.4	$997.4
Fixed rate debt	2,005.6	2,090.7	2,006.7	2,070.4
Total debt	$3,409.0	$3,494.1	$3,004.1	$3,067.8
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 28, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(6.7)	$—	$(6.7)
Deferred compensation plans (1)	45.1	7.4	—	52.5
Total recurring fair value measurements	$45.1	$0.7	$—	$45.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.9	$—	$0.9
Foreign currency contract liabilities	—	(6.6)	—	(6.6)
Deferred compensation plan (1)	47.9	7.4	—	55.3
Total recurring fair value measurements	$47.9	$1.7	$—	$49.6
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

11.	Income Taxes
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
The effective income tax rate for the three months ended March 28, 2015 was 23.0% compared to 24.5% for the three months ended March 29, 2014. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $60.4 million and $62.1 million at March 28, 2015 and December 31, 2014, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	U.S. pension plans
	Three months ended
In millions	March 28, 2015	March 29, 2014
Service cost	$3.5	$3.3
Interest cost	3.7	3.8
Expected return on plan assets	(2.5)	(2.6)
Net periodic benefit cost	$4.7	$4.5

	Non-U.S. pension plans
	Three months ended
In millions	March 28, 2015	March 29, 2014
Service cost	$2.6	$2.0
Interest cost	3.8	4.7
Expected return on plan assets	(4.1)	(4.2)
Net periodic benefit cost	$2.3	$2.5
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 28, 2015 and March 29, 2014 were not material.

13.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 28, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. As of March 28, 2015, we had $800.0 million remaining available for share repurchases under this authorization.
Dividends payable
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provides that dividends of $1.20 per share will be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015. In December 2014, the Board of Directors approved an increase of $0.02 per share for the first and second quarter 2015 dividends, bringing the total quarterly dividend for those quarters to $0.32 per share. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $57.5 million and $116.8 million at March 28, 2015 and December 31, 2014, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

14.	Segment information
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change to our reporting segments in 2015.
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Net sales
Valves & Controls	$429.2	$531.0
Flow & Filtration Solutions	350.1	401.1
Water Quality Systems	306.9	304.0
Technical Solutions	395.8	415.3
Other	(7.0)	(7.4)
Consolidated	$1,475.0	$1,644.0
Segment income (loss)
Valves & Controls	$42.0	$60.9
Flow & Filtration Solutions	29.1	34.7
Water Quality Systems	49.3	47.7
Technical Solutions	72.7	79.0
Other	(21.9)	(21.7)
Consolidated	$171.2	$200.6
The following table presents a reconciliation of consolidated segment income to consolidated operating income:

In millions	March 28, 2015	March 29, 2014
Segment income	$171.2	$200.6
Restructuring and other	—	(17.0)
Redomicile related expenses	—	(1.5)
Operating income	$171.2	$182.1

15.	Commitments and Contingencies
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
As of March 28, 2015, there were approximately 3,500 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
Our estimated liability for asbestos-related claims was $247.5 million and $249.1 million as of March 28, 2015 and December 31, 2014, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $112.9 million and $115.8 million as of March 28, 2015 and December 31, 2014, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $23.7 million and $31.4 million as of March 28, 2015 and December 31, 2014, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties for the three months ended March 28, 2015 were as follows:

In millions	March 28, 2015
Beginning balance	$66.4
Service and product warranty provision	13.8
Payments	(13.2)
Foreign currency translation	(1.8)
Ending balance	$65.2
Stand-by Letters of Credit, Bank Guarantees and Bonds
In certain situations, Tyco International Ltd., Pentair Ltd,'s former parent company ("Tyco"), guaranteed performance by the flow control business of Pentair Ltd. ("Flow Control") to third parties or provided financial guarantees for financial commitments of Pentair Ltd. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Pentair Ltd., we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of March 28, 2015 and December 31, 2014, the outstanding value of bonds, letters of credit and bank guarantees totaled $386.1 million and $370.1 million, respectively, of which $26.2 million and $32.4 million, respectively, relate to the Water Transport business.

16.	Supplemental Guarantor Information
Effective upon the Redomicile, Pentair plc (the "Parent Company Guarantor") and Pentair Investments Switzerland GmbH (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of Pentair Finance S.A. (the "Subsidiary Issuer"). The Subsidiary Guarantor is a Switzerland limited liability company formed in April 2014 and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
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
Prior to the Redomicile, the Notes of the Subsidiary Issuer were guaranteed, fully and unconditionally, by the former parent company, Pentair Ltd. The supplemental financial information for reporting periods prior to the Redomicile are presented under this previous guarantee structure.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 28, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,475.0	$—	$1,475.0
Cost of goods sold	—	—	—	964.8	—	964.8
Gross profit	—	—	—	510.2	—	510.2
Selling, general and administrative	3.1	0.1	1.1	304.9	—	309.2
Research and development	—	—	—	29.8	—	29.8
Operating income (loss)	(3.1)	(0.1)	(1.1)	175.5	—	171.2
Loss (earnings) from continuing operations of investment in subsidiaries	(120.7)	(121.7)	(118.5)	—	360.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.5)	—	(0.5)
Net interest expense	—	0.9	3.5	13.8	—	18.2
Income (loss) from continuing operations before income taxes	117.6	120.7	113.9	162.2	(360.9)	153.5
Provision (benefit) for income taxes	(0.6)	—	—	35.9	—	35.3
Net income (loss) from continuing operations	118.2	120.7	113.9	126.3	(360.9)	118.2
Loss from discontinued operations, net of tax	—	—	—	(4.3)	—	(4.3)
Earnings (loss) from discontinued operations of investment in subsidiaries	(4.3)	(4.3)	(4.3)	—	12.9	—
Net income (loss)	$113.9	$116.4	$109.6	$122.0	$(348.0)	$113.9
Comprehensive income (loss), net of tax
Net income (loss)	$113.9	$116.4	$109.6	$122.0	$(348.0)	$113.9
Changes in cumulative translation adjustment	(174.2)	(174.2)	(174.2)	(174.2)	522.6	(174.2)
Changes in market value of derivative financial instruments	(0.1)	(0.1)	(0.1)	(0.1)	0.3	(0.1)
Comprehensive income (loss)	$(60.4)	$(57.9)	$(64.7)	$(52.3)	$174.9	$(60.4)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
March 28, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.2	$130.9	$—	$131.1
Accounts and notes receivable, net	—	—	—	1,247.5	—	1,247.5
Inventories	—	—	—	1,177.0	—	1,177.0
Other current assets	1.5	15.7	6.5	416.5	(27.7)	412.5
Current assets held for sale	—	—	—	8.8	—	8.8
Total current assets	1.5	15.7	6.7	2,980.7	(27.7)	2,976.9
Property, plant and equipment, net	—	—	—	915.4	—	915.4
Other assets
Investments in subsidiaries	4,663.3	4,825.1	7,448.9	—	(16,937.3)	—
Goodwill	—	—	—	4,671.8	—	4,671.8
Intangibles, net	—	—	—	1,559.1	—	1,559.1
Other non-current assets	115.2	—	2,008.6	294.7	(1,998.2)	420.3
Non-current assets held for sale	—	—	—	25.9	—	25.9
Total other assets	4,778.5	4,825.1	9,457.5	6,551.5	(18,935.5)	6,677.1
Total assets	$4,780.0	$4,840.8	$9,464.2	$10,447.6	$(18,963.2)	$10,569.4
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$5.6	$—	$5.6
Accounts payable	0.3	—	—	504.6	—	504.9
Employee compensation and benefits	0.5	0.1	—	254.3	—	254.9
Other current liabilities	64.5	1.6	13.3	602.5	(27.7)	654.2
Current liabilities held for sale	—	—	—	11.5	—	11.5
Total current liabilities	65.3	1.7	13.3	1,378.5	(27.7)	1,431.1
Other liabilities
Long-term debt	276.4	175.8	3,267.1	1,682.3	(1,998.2)	3,403.4
Pension and other post-retirement compensation and benefits	—	—	—	300.9	—	300.9
Deferred tax liabilities	—	—	2.9	513.4	—	516.3
Other non-current liabilities	15.0	—	—	475.4	—	490.4
Non-current liabilities held for sale	—	—	—	4.0	—	4.0
Total liabilities	356.7	177.5	3,283.3	4,354.5	(2,025.9)	6,146.1
Equity	4,423.3	4,663.3	6,180.9	6,093.1	(16,937.3)	4,423.3
Total liabilities and equity	$4,780.0	$4,840.8	$9,464.2	$10,447.6	$(18,963.2)	$10,569.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 28, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$79.5	$102.4	$107.9	$(75.0)	$(348.0)	$(133.2)
Investing activities
Capital expenditures	—	—	—	(34.8)	—	(34.8)
Proceeds from sale of property and equipment	—	—	—	2.3	—	2.3
Acquisitions, net of cash acquired	—	—	—	(3.0)	—	(3.0)
Net intercompany loan activity	—	—	(468.5)	163.4	305.1	—
Net cash provided by (used for) investing activities of continuing operations	—	—	(468.5)	127.9	305.1	(35.5)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	54.9	—	54.9
Net cash provided by (used for) investing activities	—	—	(468.5)	182.8	305.1	19.4
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	406.5	(0.5)	—	406.0
Repayments of long-term debt	—	—	—	(0.4)	—	(0.4)
Net change in advances to subsidiaries	178.0	(102.4)	(45.8)	(72.7)	42.9	—
Excess tax benefits from share-based compensation	—	—	—	2.8	—	2.8
Shares issued to employees, net of shares withheld	—	—	—	8.7	—	8.7
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(57.5)	—	—	—	—	(57.5)
Net cash provided by (used for) financing activities	(79.5)	(102.4)	360.7	(62.1)	42.9	159.6
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(25.1)	—	(25.1)
Change in cash and cash equivalents	—	—	0.1	20.6	—	20.7
Cash and cash equivalents, beginning of period	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of period	$—	$—	$0.2	$130.9	$—	$131.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 29, 2014

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$1,644.0	$—	$1,644.0
Cost of goods sold	—	—	1,079.9	—	1,079.9
Gross profit	—	—	564.1	—	564.1
Selling, general and administrative	(0.3)	3.3	349.5	—	352.5
Research and development	—	—	29.5	—	29.5
Operating income (loss)	0.3	(3.3)	185.1	—	182.1
Loss (earnings) from continuing operations of investment in subsidiaries	(125.5)	(134.0)	—	259.5	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	(0.3)	—	(0.3)
Net interest expense	0.3	0.9	14.9	—	16.1
Income (loss) from continuing operations before income taxes	125.5	129.8	170.5	(259.5)	166.3
Provision for income taxes	—	—	40.8	—	40.8
Net income (loss) from continuing operations	125.5	129.8	129.7	(259.5)	125.5
Loss from discontinued operations, net of tax	—	—	(1.3)	—	(1.3)
Loss from sale of discontinued operations, net of tax	—	—	(5.6)	—	(5.6)
Earnings (loss) from discontinued operations of investment in subsidiaries	(6.9)	(6.9)	—	13.8	—
Net income (loss)	$118.6	$122.9	$122.8	$(245.7)	$118.6
Comprehensive income (loss), net of tax
Net income (loss)	$118.6	$122.9	$122.8	$(245.7)	$118.6
Changes in cumulative translation adjustment	(27.9)	(27.9)	(27.9)	55.8	(27.9)
Changes in market value of derivative financial instruments	0.2	0.2	0.2	(0.4)	0.2
Comprehensive income (loss)	$90.9	$95.2	$95.1	$(190.3)	$90.9

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 29, 2014

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$118.0	$125.6	$4.6	$(245.7)	$2.5
Investing activities
Capital expenditures	—	—	(27.2)	—	(27.2)
Proceeds from sale of property and equipment	—	—	0.4	—	0.4
Other	—	—	(0.5)	—	(0.5)
Net cash provided by (used for) investing activities	—	—	(27.3)	—	(27.3)
Financing activities
Net receipts of short-term borrowings	—	—	0.3	—	0.3
Net receipts of commercial paper and revolving long-term debt	—	367.4	14.5	—	381.9
Repayments of long-term debt	—	—	(0.9)	—	(0.9)
Excess tax benefits from share-based compensation	—	—	6.1	—	6.1
Net change in advances to subsidiaries	(69.1)	(539.6)	363.0	245.7	—
Shares issued to employees, net of shares withheld	—	—	24.0	—	24.0
Repurchases of ordinary shares	—	—	(252.2)	—	(252.2)
Dividends paid	(49.2)	—	—	—	(49.2)
Purchase of noncontrolling interest	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(118.3)	(172.2)	20.1	245.7	(24.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.6)	—	(2.6)
Change in cash and cash equivalents	(0.3)	(46.6)	(5.2)	—	(52.1)
Cash and cash equivalents, beginning of period	0.5	47.0	208.5	—	256.0
Cash and cash equivalents, end of period	$0.2	$0.4	$203.3	$—	$203.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to achieve the benefits of planned cost take-out actions, the ability to successfully complete the disposition of our Water Transport business on anticipated terms and timetable; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully identify, complete and integrate acquisitions; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including in our 2014 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units. Each of our business segments operate as a stand-alone Global Business Unit. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first three months of 2015, Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions represented approximately 29 percent, 24 percent, 21 percent and 27 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•	Valves & Controls — The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals.

•
Flow & Filtration Solutions — The Flow & Filtration Solutions segment designs, manufactures, markets and services solutions for the toughest filtration, separation, flow and fluid management challenges in agriculture, food and beverage processing, water supply and disposal and a variety of industrial applications.

•
Water Quality Systems — The Water Quality Systems segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration and fluid management challenges in food and beverage, water, swimming pools and aquaculture applications.

•
Technical Solutions — The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electronics and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications.

Recent Developments
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented. The sale of portions of the Water Transport business were completed in the first quarter of 2015. The remaining portions are expected to be disposed of by mid-2015.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2014 and the first three months of 2015 and will likely impact our results in the future:

•
In late 2014 and continuing in the first three months of 2015, our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies, and we expect this trend to continue for the remainder of 2015.

•
In the first three months of 2015, we experienced softness in project orders, particularly in fast growth areas such as China, Brazil and the Middle East. We expect market uncertainty to continue and oil prices to remain volatile throughout 2015.

•	We plan to initiate further cost take-out actions in 2015 to offset the negative earnings impact of foreign exchange and core revenue decline.

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

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. While we believe the general trends are favorable, factors specific to each of our major end-markets may negatively affect the capital spending plans of our customers and lead to lower sales volumes for us.

•
Through 2014 and the first three months of 2015, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities of continuing operations less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2014 was $888.5 million. Our free cash flow for the first three months of 2015 was a usage of $158.7 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2015. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of "Other financial measures" under "Liquidity and Capital Resources" in this report for a reconciliation of our free cash flow.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014	$ change	% / point change
Net sales	$1,475.0	$1,644.0	$(169.0)	(10.3)%
Cost of goods sold	964.8	1,079.9	(115.1)	(10.7)%
Gross profit	510.2	564.1	(53.9)	(9.6)%
% of net sales	34.6%	34.3%		0.3	pts

Selling, general and administrative	309.2	352.5	(43.3)	(12.3)%
% of net sales	21.0%	21.4%		(0.4	) pts

Operating income	171.2	182.1	(10.9)	(6.0)%
% of net sales	11.6%	11.1%		0.5	pts

Net interest expense	18.2	16.1	2.1	13.0%

Net income from continuing operations before income taxes	153.5	166.3	(12.8)	(7.7)%
Provision for income taxes	35.3	40.8	(5.5)	(13.5)%
Effective tax rate	23.0%	24.5%		(1.5	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 28, 2015
over the prior year period
Volume	(4.5)%
Price	0.5
Core Growth	(4.0)
Currency	(6.3)
Total	(10.3)%
The 10.3 percent decrease in consolidated net sales in the first quarter of 2015 from 2014 was primarily driven by:

•	slower than expected oil and gas industry shipments and orders, broad-based slowing of global capital spending and customer inventory de-stocking; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit
The 0.3 percentage point increase in gross profit as a percentage of sales in the first quarter of 2015 from 2014 was primarily driven by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower core sales volumes, which resulted in decreased leverage on fixed expenses included in cost of goods sold; and

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
The 0.4 percentage point decrease in SG&A expense as a percentage of sales in the first quarter of 2015 from 2014 was primarily driven by:

•	restructuring costs of $17.4 million in the first quarter of 2014 that did not recur in the first quarter of 2015; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	lower sales volume and the resulting loss of leverage on fixed operating expenses.
Net interest expense
The 13.0 percent increase in net interest expense in the first quarter of 2015 from 2014 was primarily driven by:

•	the impact of higher debt levels during the first three months of 2015, compared to the first three months of 2014.
This increase was partially offset by:

•	reduced overall interest rates in effect on our outstanding debt.
Provision for income taxes
The 1.5 percentage point decrease in the effective tax rate in the first quarter of 2015 from 2014 was primarily driven by:
•the mix of global earnings toward lower tax jurisdictions.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end users.
Valves & Controls
The net sales and segment income for Valves & Controls for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014	% / point change
Net sales	$429.2	$531.0	(19.2)%
Segment income	42.0	60.9	(31.0)%
% of net sales	9.8%	11.5%	(1.7	) pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

Three months ended March 28, 2015
over the prior year period
Volume	(11.1)%
Price	—
Core Growth	(11.1)
Currency	(8.1)
Total	(19.2)%
The 19.2 percent decrease in net sales for Valves & Controls in the first quarter of 2015 from 2014 was primarily driven by:

•	lower than expected oil and gas industry shipments and orders and broad-based slowing of global capital spending;

•	continued sales decline in the mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	Three months ended March 28, 2015
	over the prior year period
Growth	(3.7	) pts
Inflation	(1.1)
Productivity/Price	3.1
Total	(1.7	) pts
The 1.7 percentage point decrease in segment income for Valves & Controls as a percentage of net sales in the first quarter of 2015 from 2014 was primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	inflationary cost increases.
These decreases were partially offset by:

•	savings generated from our PIMS initiatives, including lean and supply management practices.

Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014	% / point change
Net sales	$350.1	$401.1	(12.7)%
Segment income	29.1	34.7	(16.1)%
% of net sales	8.3%	8.7%	(0.4	) pts
Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

Three months ended March 28, 2015
over the prior year period
Volume	(7.9)%
Price	1.4
Core Growth	(6.5)
Currency	(6.2)
Total	(12.7)%
The 12.7 percent decrease in net sales for Flow & Filtration Solutions in the first quarter of 2015 from 2014 was primarily driven by:

•	core sales declines due to depression of global agricultural markets, broad-based slowing of global capital spending and customer inventory de-stocking;

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended March 28, 2015
	over the prior year period
Growth	(3.6	) pts
Inflation	(1.3)
Productivity/Price	4.5
Total	(0.4	) pts
The 0.4 percentage point decrease in segment income for Flow & Filtration Solutions as a percentage of net sales in the first quarter of 2015 from 2014 was primarily driven by:

•	inflationary increases related to certain raw materials;

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014	% / point change
Net sales	$306.9	$304.0	1.0%
Segment income	49.3	47.7	3.4%
% of net sales	16.1%	15.7%	0.4	pts
Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

Three months ended March 28, 2015
over the prior year period
Volume	3.5%
Price	0.7
Core Growth	4.2
Currency	(3.2)
Total	1.0%
The 1.0 percent increase in net sales for Water Quality Systems in the first quarter of 2015 from 2014 was primarily driven by:

•
core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for global food & beverage solutions for the first three months of 2015;

•	core sales growth in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended March 28, 2015
	over the prior year period
Growth	0.5	pts
Inflation	(1.9)
Productivity/Price	1.8
Total	0.4	pts

The 0.4 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in the first quarter of 2015 from 2014 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.

These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Technical Solutions
The net sales and segment income for Technical Solutions for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	Three months ended
In millions	March 28, 2015	March 29, 2014	% / point change
Net sales	$395.8	$415.3	(4.7)%
Segment income	72.7	79.0	(8.0)%
% of net sales	18.4%	19.1%	(0.7	) pts
Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

Three months ended March 28, 2015
over the prior year period
Volume	1.1%
Price	0.4
Core Growth	1.5
Currency	(6.2)
Total	(4.7)%
The 4.7 percent decrease in net sales for Technical Solutions in the first quarter of 2015 from 2014 was primarily driven by:

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	a decrease in demand for products in fast growth regions.
This decrease was partially offset by:

•	higher project core sales volume in the Unites States and Canada; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended March 28, 2015
	over the prior year period
Growth	(0.1	) pts
Inflation	(1.4)
Productivity/Price	0.8
Total	(0.7	) pts

The 0.7 percentage point decrease in segment income for Technical Solutions as a percentage of net sales in the first quarter of 2015 from 2014 was primarily driven by:

•	high margin project sales in the first quarter of 2014 that did not recur in the first quarter of 2015;

•	lower core sales volumes in our industrial business, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.

These decreases were partially offset by:

•	higher core sales volumes in our infrastructure and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Water Quality Systems and Flow & Filtration Solutions. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts.
Operating activities
Cash used for operating activities of continuing operations was $126.2 million in the first three months of 2015, compared to $12.7 million in the same period of 2014.
The $126.2 million in net cash used for operating activities of continuing operations in the first three months of 2015 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2015 were negatively impacted by $300.1 million due to the increase in net working capital, primarily the result of increases in accounts receivable and inventories in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $178.2 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $12.7 million in net cash used for operating activities of continuing operations in the first three months of 2014 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2014 were negatively impacted by $195.2 million due to the increase in net working capital, primarily the result of increases in accounts receivable due to increased sales and increases in inventories in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $188.8 million of net income from continuing operations, net of non-cash depreciation and amortization.
Investing activities
Cash used for investing activities of continuing operations was $35.5 million in the first three months of 2015, compared to cash used for investing activities of $27.3 million in the same period of 2014. Net cash used for investing activities of continuing operations in the first three months of 2015 primarily relates to capital expenditures of $34.8 million partially offset by $2.3 million of proceeds from the sale of property and equipment. Net cash used for investing activities of continuing operations in the first three months of 2014 relates primarily to $27.2 million of capital expenditures.
Capital expenditures in the first three months of 2015 were $34.8 million compared with $27.2 million in the prior year period. We anticipate capital expenditures for fiscal 2015 to be approximately $150 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash provided by financing activities was $159.6 million in the first three months of 2015, compared with net cash used for financing activities of $24.7 million in the prior year period. Net cash provided by financing activities in the first three months of 2015 included net receipts of commercial paper and revolving long-term debt, partially offset by share repurchases and payment of dividends. Net cash used for financing activities in the first three months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Water Quality Systems and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
Pentair Finance S.A. ("PFSA") has outstanding $350.0 million of 1.35% Senior Notes due 2015, $350.0 million of 1.875% Senior Notes due 2017, $250.0 million of 2.65% Senior Notes due 2019, $373.0 million of 5.00% Senior Notes due 2021 and $550.0 million of 3.15% Senior Notes due 2022 and Pentair, Inc. has outstanding $127.0 million of 5.00% Senior Notes due 2021, all of which are guaranteed as to payment by Pentair plc and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA.
Pentair, Inc. had a credit agreement providing for an unsecured, committed revolving credit facility (the "Prior Credit Facility") pursuant to which Pentair Ltd. was the guarantor and PFSA and certain other of our subsidiaries were affiliate borrowers. In October 2014, Pentair plc, Pentair Investments Switzerland GmbH ("PISG"), PFSA and Pentair, Inc. entered into an amended and restated credit agreement related to the Prior Credit Facility (the "Amended Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Amended Credit Facility increased the maximum aggregate availability to $2,100.0 million and extended the maturity date to October 3, 2019. Borrowings under the Amended Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Amended Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 28, 2015 and December 31, 2014, we had $1,394.1 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $696.6 million as of March 28, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 28, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $65.7 million, of which none was outstanding at March 28, 2015. Borrowings under these credit facilities bear interest at variable rates.
As of March 28, 2015, we have $70.7 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 28, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million pursuant to these authorizations. As of March 28, 2015, we had $800.0 million remaining available for share repurchases under this authorization. No incremental share repurchase is planned for the remainder of 2015.
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provided that dividends of $1.20 per share be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015 and we expect to continue paying dividends on a quarterly basis. In December 2014, the Board of Directors approved an increase of $0.02 per share for the remaining dividends to be paid in the first and second quarters of 2015, bringing the total quarterly dividend for those quarters to $0.32 per share. The Board of Directors also approved a plan to increase the dividend for the remainder of 2015, which will mark the 39th consecutive year we have increased dividends.
We paid dividends in the first three months of 2015 of $57.5 million, or $0.32 per ordinary share, compared with $49.2 million, or $0.25 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends after those approved at our 2014 annual meeting of shareholders and redemptions and repurchases of shares following the Redomicile may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2014, our distributable reserve balance was $12.1 billion.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 28, 2015	March 29, 2014
Net cash provided by (used for) operating activities of continuing operations	$(126.2)	$(12.7)
Capital expenditures	(34.8)	(27.2)
Proceeds from sale of property and equipment	2.3	0.4
Free cash flow	$(158.7)	$(39.5)
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
CRITICAL ACCOUNTING POLICIES
In our 2014 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 28, 2015. For additional information, refer to Item 7A of our 2014 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 28, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 28, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2014 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2014 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 — January 24, 2015	3,123,474	$64.87	3,081,827	$800,000,049
January 25 — February 21, 2015	472	66.87	—	800,000,049
February 22 — March 28, 2015	11,349	65.61	—	800,000,049
Total	3,135,295		3,081,827

(a)
The purchases in this column include 41,647 shares for the period January 1 — January 24, 2015, 472 shares for the period January 25 — February 21, 2015 and 11,349 shares for the period February 22 — March 28, 2015 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit of $1.0 billion.

(d)	In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019.
ITEM 6.     EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 21, 2015.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended March 28, 2015

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 28, 2015 and March 29, 2014, (ii) the Condensed Consolidated Balance Sheets as of March 28, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 2015 and March 29, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 28, 2015 and March 29, 2014, and (v) Notes to Condensed Consolidated Financial Statements.