Form 10-Q
period 2015-06-27
PENTAIR plc
filed 2015-07-21
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 27, 2015, 180,055,920 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$1,661.2	$1,834.1	$3,136.2	$3,478.1
Cost of goods sold	1,095.0	1,187.8	2,059.8	2,267.7
Gross profit	566.2	646.3	1,076.4	1,210.4
Selling, general and administrative	319.3	389.7	628.5	742.2
Research and development	29.0	30.2	58.8	59.7
Operating income	217.9	226.4	389.1	408.5
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.6)	(0.3)	(1.1)	(0.6)
Loss on sale of business	—	0.2	—	0.2
Net interest expense	18.6	17.9	36.8	34.0
Income from continuing operations before income taxes	199.9	208.6	353.4	374.9
Provision for income taxes	46.0	49.4	81.3	90.2
Net income from continuing operations	153.9	159.2	272.1	284.7
Income (loss) from discontinued operations, net of tax	(1.3)	2.3	(5.6)	1.0
Loss from sale / impairment of discontinued operations, net of tax	(4.8)	—	(4.8)	(5.6)
Net income	$147.8	$161.5	$261.7	$280.1
Comprehensive income (loss), net of tax
Net income	$147.8	$161.5	$261.7	$280.1
Changes in cumulative translation adjustment	21.6	16.4	(152.6)	(11.5)
Changes in market value of derivative financial instruments, net of $0.3, $0, $0.4 and $0.1 tax, respectively	(0.8)	0.2	(0.9)	0.4
Comprehensive income	$168.6	$178.1	$108.2	$269.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.85	$0.82	$1.51	$1.46
Discontinued operations	(0.03)	0.02	(0.06)	(0.02)
Basic earnings per ordinary share	$0.82	$0.84	$1.45	$1.44
Diluted
Continuing operations	$0.84	$0.81	1.49	1.44
Discontinued operations	(0.03)	0.01	(0.06)	(0.03)
Diluted earnings per ordinary share	$0.81	$0.82	$1.43	$1.41
Weighted average ordinary shares outstanding
Basic	179.8	193.1	180.1	194.7
Diluted	182.3	196.4	182.6	198.0
Cash dividends paid per ordinary share	$0.32	$0.25	$0.64	$0.50
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 27, 2015	December 31, 2014
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$147.3	$110.4
Accounts and notes receivable, net of allowances of $91.7 and $96.5, respectively	1,170.6	1,205.9
Inventories	1,200.4	1,130.4
Other current assets	383.9	366.8
Current assets held for sale	0.7	80.6
Total current assets	2,902.9	2,894.1
Property, plant and equipment, net	908.5	950.0
Other assets
Goodwill	4,732.1	4,741.9
Intangibles, net	1,587.4	1,608.1
Other non-current assets	416.7	436.2
Non-current assets held for sale	17.1	24.9
Total other assets	6,753.3	6,811.1
Total assets	$10,564.7	$10,655.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$5.3	$6.7
Accounts payable	525.9	583.1
Employee compensation and benefits	250.0	305.5
Other current liabilities	675.7	709.1
Current liabilities held for sale	3.1	35.1
Total current liabilities	1,460.0	1,639.5
Other liabilities
Long-term debt	3,260.9	2,997.4
Pension and other post-retirement compensation and benefits	305.1	322.0
Deferred tax liabilities	465.1	528.3
Other non-current liabilities	521.0	497.7
Non-current liabilities held for sale	0.5	6.5
Total liabilities	6,012.6	5,991.4
Equity
Ordinary shares $0.01, 426.0 authorized, 199.3 and 202.4 issued at June 27, 2015 and December 31, 2014, respectively	2.0	2.0
Ordinary shares held in treasury, 19.3 and 19.9 shares at June 27, 2015 and December 31, 2014, respectively	(1,218.4)	(1,251.9)
Additional paid-in capital	4,054.7	4,250.0
Retained earnings	2,247.6	2,044.0
Accumulated other comprehensive income (loss)	(533.8)	(380.3)
Total equity	4,552.1	4,663.8
Total liabilities and equity	$10,564.7	$10,655.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 27, 2015	June 28, 2014
Operating activities
Net income	$261.7	$280.1
Loss (income) from discontinued operations, net of tax	5.6	(1.0)
Loss from sale / impairment of discontinued operations, net of tax	4.8	5.6
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.1)	(0.6)
Depreciation	66.8	69.3
Amortization	55.6	57.5
Deferred income taxes	4.9	9.7
Loss on sale of business	—	0.2
Share-based compensation	19.4	16.5
Excess tax benefits from share-based compensation	(4.6)	(7.8)
Loss (gain) on sale of assets	(8.3)	0.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	2.7	40.3
Inventories	(97.6)	(26.5)
Other current assets	(35.6)	(48.9)
Accounts payable	(43.4)	(9.3)
Employee compensation and benefits	(41.2)	(34.7)
Other current liabilities	30.3	92.7
Other non-current assets and liabilities	(24.9)	(26.1)
Net cash provided by (used for) operating activities of continuing operations	195.1	417.2
Net cash provided by (used for) operating activities of discontinued operations	(9.6)	(2.7)
Net cash provided by (used for) operating activities	185.5	414.5
Investing activities
Capital expenditures	(66.8)	(59.6)
Proceeds from sale of property and equipment	23.1	2.7
Acquisitions, net of cash acquired	(99.0)	—
Other	(0.5)	0.3
Net cash provided by (used for) investing activities of continuing operations	(143.2)	(56.6)
Net cash provided by (used for) investing activities of discontinued operations	59.0	—
Net cash provided by (used for) investing activities	(84.2)	(56.6)
Financing activities
Net receipts (repayments) of short-term borrowings	(0.3)	3.9
Net receipts of commercial paper and revolving long-term debt	263.4	198.8
Repayments of long-term debt	(4.3)	(12.9)
Excess tax benefits from share-based compensation	4.6	7.8
Shares issued to employees, net of shares withheld	17.3	31.5
Repurchases of ordinary shares	(200.0)	(450.7)
Dividends paid	(115.6)	(99.1)
Purchase of noncontrolling interest	—	(134.7)
Net cash provided by (used for) financing activities	(34.9)	(455.4)
Effect of exchange rate changes on cash and cash equivalents	(29.5)	6.0
Change in cash and cash equivalents	36.9	(91.5)
Cash and cash equivalents, beginning of period	110.4	256.0
Cash and cash equivalents, end of period	$147.3	$164.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
Net income	—	—	—	—	—	261.7	—	261.7	—	261.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(153.5)	(153.5)	—	(153.5)
Dividends declared	—	—	—	—	1.5	(58.1)	—	(56.6)	—	(56.6)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	0.5	27.7	(6.8)	—	—	20.9	—	20.9
Issuance of restricted shares, net of cancellations	—	—	0.2	8.5	(8.5)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.7)	(0.9)	—	—	(3.6)	—	(3.6)
Share-based compensation	—	—	—	—	19.4	—	—	19.4	—	19.4
Balance - June 27, 2015	199.3	$2.0	(19.3)	$(1,218.4)	$4,054.7	$2,247.6	$(533.8)	$4,552.1	$—	$4,552.1

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	280.1	—	280.1	—	280.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(11.1)	(11.1)	—	(11.1)
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(230.5)	—	—	(230.5)	—	(230.5)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	—	—	(5.8)	(450.7)	—	—	—	(450.7)	—	(450.7)
Exercise of options, net of shares tendered for payment	—	—	0.9	44.9	(10.0)	—	—	34.9	—	34.9
Issuance of restricted shares, net of cancellations	—	—	0.2	7.8	(7.8)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.1)	(1.3)	—	—	(3.4)	—	(3.4)
Share-based compensation	—	—	—	—	16.5	—	—	16.5	—	16.5
Balance - June 28, 2014	213.0	$2.1	(20.4)	$(1,275.2)	$4,937.4	$2,109.2	$(54.7)	$5,718.8	$—	$5,718.8
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
New Accounting Standards
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have not yet determined the potential effects on our financial condition or results of operations.

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
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net of cash acquired. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $46.5 million, none of which is tax deductible. Identified intangible assets acquired consisted of customer relationships of $53.3 million, with an estimated useful life of 17 years. The proforma impact of this acquisition was deemed to not be material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.Discontinued Operations
On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. During the first and second quarters of 2015, we sold portions of the Water Transport business and received cash proceeds of $59.0 million. In addition, during the first quarter of 2014 we sold a portion of our Water Transport business resulting in a loss of $5.6 million, net of a $2.4 million tax benefit. We expect to dispose of the remainder of the Water Transport business by the end of 2015. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented.

Operating results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$—	$78.0	$18.6	$160.6
Cost of goods sold	—	65.4	18.1	133.8
Gross profit	$—	$12.6	$0.5	$26.8

Income (loss) from discontinued operations before income taxes	$(1.6)	$1.8	$(7.1)	$0.1
Income tax benefit	0.3	0.5	1.5	0.9
Income (loss) from discontinued operations, net of tax	$(1.3)	$2.3	$(5.6)	$1.0

Loss from sale / impairment of discontinued operations before income taxes	$(4.8)	$—	$(4.8)	$(8.0)
Income tax benefit	—	—	—	2.4
Loss from sale / impairment of discontinued operations, net of tax	$(4.8)	$—	$(4.8)	$(5.6)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	June 27, 2015	December 31, 2014
Cash and cash equivalents	$—	$7.0
Accounts and notes receivable, net	—	28.8
Inventories	—	30.1
Other current assets	0.7	14.7
Current assets held for sale	$0.7	$80.6
Property, plant and equipment, net	$17.1	$18.5
Other non-current assets	—	6.4
Non-current assets held for sale	$17.1	$24.9
Accounts payable	—	12.2
Employee compensation and benefits	0.5	11.3
Other current liabilities	2.6	11.6
Current liabilities held for sale	$3.1	$35.1
Long-term debt	$—	$4.0
Pension and other post-retirement compensation and benefits	—	2.5
Deferred tax liabilities	0.5	—
Non-current liabilities held for sale	$0.5	$6.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three and six months ended June 27, 2015 and June 28, 2014 was as follows:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Restricted stock units	$6.3	$6.2	$12.5	$11.1
Stock options	3.4	2.9	6.9	5.4
Total share-based compensation expense	$9.7	$9.1	$19.4	$16.5

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
During the six months ended June 27, 2015 and the year ended December 31, 2014, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the six months ended June 27, 2015 included the reduction in hourly and salaried headcount of approximately 650 employees, consisting of approximately 400 in Valves & Controls, 150 in Flow & Filtration Solutions, 25 in Water Quality Systems and 75 in Technical Solutions. Initiatives during the year ended December 31, 2014 included the reduction in hourly and salaried headcount of approximately 1,150 employees, consisting of approximately 600 in Valves & Controls, 350 in Flow & Filtration Solutions, 50 in Water Quality Systems and 150 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Severance and related costs	$20.6	$21.2	$20.6	$34.6
Other	3.4	14.3	3.4	18.3
Total restructuring costs	$24.0	$35.5	$24.0	$52.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Restructuring costs by reportable segment for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Valves & Controls	$13.6	$17.9	$13.6	$27.7
Flow & Filtration Solutions	3.7	7.6	3.7	12.3
Water Quality Systems	3.3	6.8	3.3	7.1
Technical Solutions	3.4	3.2	3.4	5.8
Consolidated	$24.0	$35.5	$24.0	$52.9
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 27, 2015:

In millions	June 27, 2015
Beginning balance	$73.4
Costs incurred	20.6
Cash payments and other	(30.9)
Ending balance	$63.1

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$147.8	$161.5	$261.7	$280.1
Net income from continuing operations	$153.9	$159.2	$272.1	$284.7
Weighted average ordinary shares outstanding
Basic	179.8	193.1	180.1	194.7
Dilutive impact of stock options and restricted stock units	2.5	3.3	2.5	3.3
Diluted	182.3	196.4	182.6	198.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.85	$0.82	$1.51	$1.46
Discontinued operations	(0.03)	0.02	(0.06)	(0.02)
Basic earnings per ordinary share	$0.82	$0.84	$1.45	$1.44
Diluted
Continuing operations	$0.84	$0.81	$1.49	$1.44
Discontinued operations	(0.03)	0.01	(0.06)	(0.03)
Diluted earnings per ordinary share	$0.81	$0.82	$1.43	$1.41
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.1	0.5	1.1	0.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Information

In millions	June 27, 2015	December 31, 2014
Inventories
Raw materials and supplies	$458.0	$460.1
Work-in-process	255.8	229.0
Finished goods	486.6	441.3
Total inventories	$1,200.4	$1,130.4
Other current assets
Cost in excess of billings	$116.4	$103.5
Prepaid expenses	100.0	109.6
Deferred income taxes	134.5	139.4
Other current assets	33.0	14.3
Total other current assets	$383.9	$366.8
Property, plant and equipment, net
Land and land improvements	$147.6	$165.1
Buildings and leasehold improvements	483.2	493.5
Machinery and equipment	1,198.0	1,169.1
Construction in progress	63.8	71.0
Total property, plant and equipment	1,892.6	1,898.7
Accumulated depreciation and amortization	984.1	948.7
Total property, plant and equipment, net	$908.5	$950.0
Other non-current assets
Asbestos-related insurance receivable	$112.4	$115.8
Deferred income taxes	86.0	87.9
Other non-current assets	218.3	232.5
Total other non-current assets	$416.7	$436.2
Other current liabilities
Deferred revenue and customer deposits	$115.1	$112.7
Dividends payable	57.6	116.8
Billings in excess of cost	38.8	41.4
Accrued warranty	65.9	66.4
Other current liabilities	398.3	371.8
Total other current liabilities	$675.7	$709.1
Other non-current liabilities
Asbestos-related liabilities	$243.6	$249.1
Taxes payable	63.7	61.6
Other non-current liabilities	213.7	187.0
Total other non-current liabilities	$521.0	$497.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2014	Acquisitions/ divestitures	Foreign currency translation/other	June 27, 2015
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Flow & Filtration Solutions	942.4	—	(45.9)	896.5
Water Quality Systems	1,137.6	—	(12.2)	1,125.4
Technical Solutions	1,150.3	52.7	(4.4)	1,198.6
Total goodwill	$4,741.9	$52.7	$(62.5)	$4,732.1
Identifiable intangible assets consisted of the following:

	June 27, 2015			December 31, 2014
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,284.9	$(363.1)	$921.8	$1,247.8	$(325.2)	$922.6
Trade names	1.9	(1.1)	0.8	2.0	(1.1)	0.9
Proprietary technology and patents	250.9	(104.8)	146.1	255.7	(96.7)	159.0
Total finite-life intangibles	$1,537.7	$(469.0)	$1,068.7	$1,505.5	$(423.0)	$1,082.5
Indefinite-life intangibles
Trade names	518.7	—	518.7	525.6	—	525.6
Total intangibles, net	$2,056.4	$(469.0)	$1,587.4	$2,031.1	$(423.0)	$1,608.1
Intangible asset amortization expense was $28.1 million and $28.9 million for the three months ended June 27, 2015 and June 28, 2014, respectively, and $55.6 million and $57.5 million for the six months ended June 27, 2015 and June 28, 2014.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

	Q3 - Q4
In millions	2015	2016	2017	2018	2019	2020
Estimated amortization expense	$56.5	$112.1	$110.5	$108.1	$101.2	$96.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 27, 2015	Maturity Year	June 27, 2015	December 31, 2014
Commercial paper	0.895%	2019	$1,248.4	$987.6
Revolving credit facilities	1.437%	2019	12.5	9.8
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Capital lease obligations	5.955%	2015	5.3	6.7
Total debt			3,266.2	3,004.1
Less: Current maturities and short-term borrowings			(5.3)	(6.7)
Long-term debt			$3,260.9	$2,997.4
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 27, 2015 and December 31, 2014, we had $1,248.4 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $839.1 million as of June 27, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 27, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $66.1 million, of which none was outstanding at June 27, 2015. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in December 2015. We classified this debt as long-term as of June 27, 2015 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility.
Debt outstanding at June 27, 2015 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2015	2016	2017	2018	2019	2020	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$350.0	$—	$1,860.9	$—	$1,050.0	$3,260.9
Capital lease obligations	5.3	—	—	—	—	—	—	5.3
Total maturities	$5.3	$—	$350.0	$—	$1,860.9	$—	$1,050.0	$3,266.2
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $5.4 million, less the imputed interest of $0.1 million as of June 27, 2015.
As of June 27, 2015 and December 31, 2014, assets under capital lease were $18.3 million and $19.5 million, respectively, less accumulated amortization of $3.0 million and $2.4 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $6.4 million and $7.0 million at June 27, 2015 and December 31, 2014, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At June 27, 2015 and December 31, 2014, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $250.1 million and $250.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and six months ended June 27, 2015 and June 28, 2014 were not material.
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

The recorded amounts and estimated fair values of total debt were as follows:

	June 27, 2015		December 31, 2014
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,260.9	$1,260.9	$997.4	$997.4
Fixed rate debt	2,005.3	2,053.7	2,006.7	2,070.4
Total debt	$3,266.2	$3,314.6	$3,004.1	$3,067.8
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 27, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(6.9)	$—	$(6.9)
Deferred compensation plan assets (1)	44.8	8.8	—	53.6
Total recurring fair value measurements	$44.8	$1.9	$—	$46.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.9	$—	$0.9
Foreign currency contract liabilities	—	(6.6)	—	(6.6)
Deferred compensation plan assets (1)	47.9	7.4	—	55.3
Total recurring fair value measurements	$47.9	$1.7	$—	$49.6
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
The effective income tax rate for the six months ended June 27, 2015 was 23.0% compared to 24.1% for the six months ended June 28, 2014. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $63.7 million and $62.1 million at June 27, 2015 and December 31, 2014, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	U.S. pension plans
	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service cost	$3.5	$3.3	$7.0	$6.6
Interest cost	3.7	3.8	7.4	7.6
Expected return on plan assets	(2.5)	(2.6)	(5.0)	(5.2)
Net periodic benefit cost	$4.7	$4.5	$9.4	$9.0

	Non-U.S. pension plans
	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service cost	$2.6	$2.0	$5.2	$4.0
Interest cost	3.8	4.7	7.6	9.4
Expected return on plan assets	(4.1)	(4.2)	(8.2)	(8.4)
Net periodic benefit cost	$2.3	$2.5	$4.6	$5.0
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 27, 2015 and June 28, 2014 were not material.

13.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the six months ended June 27, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. As of June 27, 2015, we had $800.0 million remaining available for share repurchases under this authorization.
Dividends payable
On May 5, 2015, our Board of Directors declared a quarterly cash dividend of $0.32 per share payable on August 7, 2015 to shareholders of record at the close of business on July 24, 2015.
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provided that dividends of $1.20 per share be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015. In December 2014, the Board of Directors approved an increase of $0.02 per share for the 2015 first and second quarter dividends, bringing the total quarterly dividend for those quarters to $0.32 per share.
As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $57.6 million and $116.8 million at June 27, 2015 and December 31, 2014, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

14.	Segment information
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change to our reporting segments in 2015.
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales
Valves & Controls	$496.4	$628.6	$925.6	$1,159.6
Flow & Filtration Solutions	374.6	424.5	724.7	825.6
Water Quality Systems	387.7	377.9	694.6	681.9
Technical Solutions	407.1	408.6	802.9	823.9
Other	(4.6)	(5.5)	(11.6)	(12.9)
Consolidated	$1,661.2	$1,834.1	$3,136.2	$3,478.1
Segment income (loss)
Valves & Controls	$51.1	$87.7	$93.1	$148.6
Flow & Filtration Solutions	49.7	54.0	78.8	88.7
Water Quality Systems	85.7	82.0	135.0	129.7
Technical Solutions	80.8	76.6	153.5	155.6
Other	(22.4)	(21.0)	(44.3)	(42.7)
Consolidated	$244.9	$279.3	$416.1	$479.9
The following table presents a reconciliation of consolidated segment income to consolidated operating income:

	Three months ended		Six months ended
In millions	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Segment income	$244.9	$279.3	$416.1	$479.9
Restructuring and other	(25.5)	(44.1)	(25.5)	(61.1)
Inventory step-up	(1.5)	—	(1.5)	—
Redomicile related expenses	—	(8.8)	—	(10.3)
Operating income	$217.9	$226.4	$389.1	$408.5

15.	Commitments and Contingencies
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
As of June 27, 2015, there were approximately 3,600 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.

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
Our estimated liability for asbestos-related claims was $243.6 million and $249.1 million as of June 27, 2015 and December 31, 2014, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $112.4 million and $115.8 million as of June 27, 2015 and December 31, 2014, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $23.0 million and $31.4 million as of June 27, 2015 and December 31, 2014, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties for the six months ended June 27, 2015 were as follows:

In millions	June 27, 2015
Beginning balance	$66.4
Service and product warranty provision	30.9
Payments	(29.5)
Foreign currency translation	(1.9)
Ending balance	$65.9
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
As of June 27, 2015 and December 31, 2014, the outstanding value of bonds, letters of credit and bank guarantees totaled $400.0 million and $370.1 million, respectively, of which $21.5 million and $32.4 million, respectively, relate to the Water Transport business.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,661.2	$—	$1,661.2
Cost of goods sold	—	—	—	1,095.0	—	1,095.0
Gross profit	—	—	—	566.2	—	566.2
Selling, general and administrative	9.5	—	0.9	308.9	—	319.3
Research and development	—	—	—	29.0	—	29.0
Operating income (loss)	(9.5)	—	(0.9)	228.3	—	217.9
Loss (earnings) from continuing operations of investment in subsidiaries	(163.3)	(163.8)	(161.7)	—	488.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.6)	—	(0.6)
Net interest expense	—	0.5	0.4	17.7	—	18.6
Income (loss) from continuing operations before income taxes	153.8	163.3	160.4	211.2	(488.8)	199.9
Provision (benefit) for income taxes	(0.1)	—	—	46.1	—	46.0
Net income (loss) from continuing operations	153.9	163.3	160.4	165.1	(488.8)	153.9
Loss from discontinued operations, net of tax	—	—	—	(1.3)	—	(1.3)
Loss from impairment of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	(6.1)	(6.1)	(6.1)	—	18.3	—
Net income (loss)	$147.8	$157.2	$154.3	$159.0	$(470.5)	$147.8
Comprehensive income (loss), net of tax
Net income (loss)	$147.8	$157.2	$154.3	$159.0	$(470.5)	$147.8
Changes in cumulative translation adjustment	21.6	21.6	21.6	21.6	(64.8)	21.6
Changes in market value of derivative financial instruments	(0.8)	(0.8)	(0.8)	(0.8)	2.4	(0.8)
Comprehensive income (loss)	$168.6	$178.0	$175.1	$179.8	$(532.9)	$168.6

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,136.2	$—	$3,136.2
Cost of goods sold	—	—	—	2,059.8	—	2,059.8
Gross profit	—	—	—	1,076.4	—	1,076.4
Selling, general and administrative	12.7	0.1	1.9	613.8	—	628.5
Research and development	—	—	—	58.8	—	58.8
Operating income (loss)	(12.7)	(0.1)	(1.9)	403.8	—	389.1
Loss (earnings) from continuing operations of investment in subsidiaries	(284.1)	(285.5)	(280.2)	—	849.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.1)	—	(1.1)
Net interest expense	—	1.3	3.9	31.6	—	36.8
Income (loss) from continuing operations before income taxes	271.4	284.1	274.4	373.3	(849.8)	353.4
Provision (benefit) for income taxes	(0.7)	—	—	82.0	—	81.3
Net income (loss) from continuing operations	272.1	284.1	274.4	291.3	(849.8)	272.1
Loss from discontinued operations, net of tax	—	—	—	(5.6)	—	(5.6)
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	(10.4)	(10.4)	(10.4)	—	31.2	—
Net income (loss)	$261.7	$273.7	$264.0	$280.9	$(818.6)	$261.7
Comprehensive income (loss), net of tax
Net income (loss)	$261.7	$273.7	$264.0	$280.9	$(818.6)	$261.7
Changes in cumulative translation adjustment	(152.6)	(152.6)	(152.6)	(152.6)	457.8	(152.6)
Changes in market value of derivative financial instruments	(0.9)	(0.9)	(0.9)	(0.9)	2.7	(0.9)
Comprehensive income (loss)	$108.2	$120.2	$110.5	$127.4	$(358.1)	$108.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$147.2	$—	$147.3
Accounts and notes receivable, net	—	—	—	1,170.6	—	1,170.6
Inventories	—	—	—	1,200.4	—	1,200.4
Other current assets	1.0	14.9	5.2	385.3	(22.5)	383.9
Current assets held for sale	—	—	—	0.7	—	0.7
Total current assets	1.0	14.9	5.3	2,904.2	(22.5)	2,902.9
Property, plant and equipment, net	—	—	—	908.5	—	908.5
Other assets
Investments in subsidiaries	4,879.6	4,867.7	7,553.1	—	(17,300.4)	—
Goodwill	—	—	—	4,732.1	—	4,732.1
Intangibles, net	—	—	—	1,587.4	—	1,587.4
Other non-current assets	80.4	—	1,789.1	326.5	(1,779.3)	416.7
Non-current assets held for sale	—	—	—	17.1	—	17.1
Total other assets	4,960.0	4,867.7	9,342.2	6,663.1	(19,079.7)	6,753.3
Total assets	$4,961.0	$4,882.6	$9,347.5	$10,475.8	$(19,102.2)	$10,564.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$5.3	$—	$5.3
Accounts payable	0.1	—	—	525.8	—	525.9
Employee compensation and benefits	0.6	0.1	—	249.3	—	250.0
Other current liabilities	60.0	1.4	11.6	625.2	(22.5)	675.7
Current liabilities held for sale	—	—	—	3.1	—	3.1
Total current liabilities	60.7	1.5	11.6	1,408.7	(22.5)	1,460.0
Other liabilities
Long-term debt	334.4	1.5	3,121.4	1,582.9	(1,779.3)	3,260.9
Pension and other post-retirement compensation and benefits	—	—	—	305.1	—	305.1
Deferred tax liabilities	—	—	2.9	462.2	—	465.1
Other non-current liabilities	13.8	—	—	507.2	—	521.0
Non-current liabilities held for sale	—	—	—	0.5	—	0.5
Total liabilities	408.9	3.0	3,135.9	4,266.6	(1,801.8)	6,012.6
Equity	4,552.1	4,879.6	6,211.6	6,209.2	(17,300.4)	4,552.1
Total liabilities and equity	$4,961.0	$4,882.6	$9,347.5	$10,475.8	$(19,102.2)	$10,564.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$256.9	$260.3	$262.7	$224.2	$(818.6)	$185.5
Investing activities
Capital expenditures	—	—	—	(66.8)	—	(66.8)
Proceeds from sale of property and equipment	—	—	—	23.1	—	23.1
Acquisitions, net of cash acquired	—	—	—	(99.0)	—	(99.0)
Net intercompany loan activity	—	—	(610.8)	(397.9)	1,008.7	—
Other	—	—	—	(0.5)	—	(0.5)
Net cash provided by (used for) investing activities of continuing operations	—	—	(610.8)	(541.1)	1,008.7	(143.2)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	59.0	—	59.0
Net cash provided by (used for) investing activities	—	—	(610.8)	(482.1)	1,008.7	(84.2)
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.3)	—	(0.3)
Net receipts of commercial paper and revolving long-term debt	—	—	260.8	2.6	—	263.4
Repayments of long-term debt	—	—	—	(4.3)	—	(4.3)
Net change in advances to subsidiaries	58.7	(260.3)	87.3	304.4	(190.1)	—
Excess tax benefits from share-based compensation	—	—	—	4.6	—	4.6
Shares issued to employees, net of shares withheld	—	—	—	17.3	—	17.3
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(115.6)	—	—	—	—	(115.6)
Net cash provided by (used for) financing activities	(256.9)	(260.3)	348.1	324.3	(190.1)	(34.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(29.5)	—	(29.5)
Change in cash and cash equivalents	—	—	—	36.9	—	36.9
Cash and cash equivalents, beginning of period	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of period	$—	$—	$0.1	$147.2	$—	$147.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,834.1	$—	$1,834.1
Cost of goods sold	—	—	—	1,187.8	—	1,187.8
Gross profit	—	—	—	646.3	—	646.3
Selling, general and administrative	8.2	2.8	2.6	376.1	—	389.7
Research and development	—	—	—	30.2	—	30.2
Operating income (loss)	(8.2)	(2.8)	(2.6)	240.0	—	226.4
Loss (earnings) from continuing operations of investment in subsidiaries	(167.8)	(170.9)	(144.2)	—	482.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—		—	(0.3)	—	(0.3)
Loss on sale of business	—		—	0.2	—	0.2
Net interest expense	0.4	0.3	0.1	17.1	—	17.9
Income (loss) from continuing operations before income taxes	159.2	167.8	141.5	223.0	(482.9)	208.6
Provision for income taxes	—		1.0	48.4	—	49.4
Net income (loss) from continuing operations	159.2	167.8	140.5	174.6	(482.9)	159.2
Income from discontinued operations, net of tax	—	—	—	2.3	—	2.3
Earnings (loss) from discontinued operations of investment in subsidiaries	2.3	2.3	2.3	—	(6.9)	—
Net income (loss)	$161.5	$170.1	$142.8	$176.9	$(489.8)	$161.5
Comprehensive income (loss), net of tax
Net income (loss)	$161.5	$170.1	$142.8	$176.9	$(489.8)	$161.5
Changes in cumulative translation adjustment	16.4	16.4	16.4	16.4	(49.2)	16.4
Changes in market value of derivative financial instruments	0.2	0.2	0.2	0.2	(0.6)	0.2
Comprehensive income (loss)	$178.1	$186.7	$159.4	$193.5	$(539.6)	$178.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,478.1	$—	$3,478.1
Cost of goods sold	—	—	—	2,267.7	—	2,267.7
Gross profit	—	—	—	1,210.4	—	1,210.4
Selling, general and administrative	7.9	2.8	5.9	725.6	—	742.2
Research and development	—	—	—	59.7	—	59.7
Operating income (loss)	(7.9)	(2.8)	(5.9)	425.1	—	408.5
Loss (earnings) from continuing operations of investment in subsidiaries	(293.3)	(177.8)	(278.2)	—	749.3	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.6)	—	(0.6)
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest expense	0.7	0.3	1.0	32.0	—	34.0
Income (loss) from continuing operations before income taxes	284.7	174.7	271.3	393.5	(749.3)	374.9
Provision for income taxes	—	—	1.0	89.2	—	90.2
Net income (loss) from continuing operations	284.7	174.7	270.3	304.3	(749.3)	284.7
Income from discontinued operations, net of tax	—	—	—	1.0	—	1.0
Loss from sale/impairment of discontinued operations, net of tax	—	—	—	(5.6)	—	(5.6)
Earnings (loss) from discontinued operations of investment in subsidiaries	(4.6)	(4.6)	(4.6)	—	13.8	—
Net income (loss)	$280.1	$170.1	$265.7	$299.7	$(735.5)	$280.1
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$280.1	$170.1	$265.7	$299.7	$(735.5)	$280.1
Changes in cumulative translation adjustment	(11.5)	(11.5)	(11.5)	(11.5)	34.5	(11.5)
Changes in market value of derivative financial instruments	0.4	0.4	0.4	0.4	(1.2)	0.4
Comprehensive income (loss)	$269.0	$159.0	$254.6	$288.6	$(702.2)	$269.0

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 28, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$286.0	$159.6	$268.3	$436.1	$(735.5)	$414.5
Investing activities
Capital expenditures	—	—	—	(59.6)	—	(59.6)
Proceeds from sale of property and equipment	—	—	—	2.7	—	2.7
Other	—	—	—	0.3	—	0.3
Net cash provided by (used for) investing activities	—	—	—	(56.6)	—	(56.6)
Financing activities
Net receipts of short-term borrowings	—	—	—	3.9	—	3.9
Net receipts of commercial paper and revolving long-term debt	—	—	172.3	26.5	—	198.8
Repayments of long-term debt	—	—	—	(12.9)	—	(12.9)
Excess tax benefits from share-based compensation	—	—	—	7.8	—	7.8
Net change in advances to subsidiaries	(187.4)	(159.6)	(487.6)	99.1	735.5	—
Shares issued to employees, net of shares withheld	—	—	—	31.5	—	31.5
Repurchases of ordinary shares	—	—	—	(450.7)	—	(450.7)
Dividends paid	(99.1)	—	—	—	—	(99.1)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(286.5)	(159.6)	(315.3)	(429.5)	735.5	(455.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	6.0	—	6.0
Change in cash and cash equivalents	(0.5)	—	(47.0)	(44.0)	—	(91.5)
Cash and cash equivalents, beginning of period	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of period	$—	$—	$—	$164.5	$—	$164.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to achieve the benefits of planned cost take-out actions; the ability to successfully identify, complete and integrate acquisitions; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully complete the disposition of the remaining portion of the Water Transport business on anticipated terms and timetable; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including in our 2014 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units. Each of our business segments operate as a stand-alone Global Business Unit. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first half of 2015, Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions represented approximately 29 percent, 23 percent, 22 percent and 26 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2014 and the first six months of 2015 and will likely impact our results in the future:

•
In late 2014 and continuing in the first half of 2015, our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies. We expect this trend to continue for the remainder of 2015.

•
In the first half of 2015, we experienced softness in project orders, particularly within the energy and industrial businesses. We expect market uncertainty to continue and oil prices to remain volatile throughout 2015.

•
In the second quarter of 2015, we initiated further cost take-out actions to offset the negative earnings impact of foreign exchange and core revenue decline. We expect to continue these actions for the remainder of 2015.

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

•
Through 2014 and the first half of 2015, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

•
We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent of our net income. We define free cash flow as cash flow from operating activities of continuing operations less capital expenditures plus proceeds from sale of property and equipment. Our free cash flow for the full year 2014 was $888.5 million. Our free cash flow for the first half of 2015 was $151.4 million; we continue to expect to generate free cash flow in excess of 100 percent of our net income in 2015. We are continuing to target reductions in working capital, particularly inventory as a percentage of sales. See the discussion of "Other financial measures" under "Liquidity and Capital Resources" in this report for a reconciliation of our free cash flow.

In 2015, our operating objectives include the following:

•	Increasing our presence, organically and through acquisitions, in both fast growth and developed regions and vertical focus to grow in those markets in which we have competitive advantages;

•	Optimizing our technological capabilities to increasingly generate innovative new products;

•	Focusing on developing global talent in light of our increased global presence; and

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended
In millions	June 27, 2015	June 28, 2014	$ change	% / point change
Net sales	$1,661.2	$1,834.1	$(172.9)	(9.4)%
Cost of goods sold	1,095.0	1,187.8	(92.8)	(7.8)%
Gross profit	566.2	646.3	(80.1)	(12.4)%
% of net sales	34.1%	35.2%		(1.1	) pts

Selling, general and administrative	319.3	389.7	(70.4)	(18.1)%
% of net sales	19.3%	21.3%		(2.0	) pts
Research and development	29.0	30.2	(1.2)	(4.0)%
% of net sales	1.7%	1.6%		0.1	pts

Operating income	217.9	226.4	(8.5)	(3.8)%
% of net sales	13.1%	12.3%		0.8	pts

Net interest expense	18.6	17.9	0.7	3.9%

Net income from continuing operations before income taxes	199.9	208.6	(8.7)	(4.2)%
Provision for income taxes	46.0	49.4	(3.4)	(6.9)%
Effective tax rate	23.0%	23.7%		(0.7	) pts
The consolidated results of operations for the six months ended June 27, 2015 and June 28, 2014 were as follows:

	Six months ended
In millions	June 27, 2015	June 28, 2014	$ change	% / point change
Net sales	$3,136.2	$3,478.1	$(341.9)	(9.8)%
Cost of goods sold	2,059.8	2,267.7	(207.9)	(9.2)%
Gross profit	1,076.4	1,210.4	(134.0)	(11.1)%
% of net sales	34.3%	34.8%		(0.5	) pts

Selling, general and administrative	628.5	742.2	(113.7)	(15.3)%
% of net sales	20.0%	21.4%		(1.4	) pts
Research and development	58.8	59.7	(0.9)	(1.5)%
% of net sales	1.9%	1.7%		0.2	pts

Operating income	389.1	408.5	(19.4)	(4.7)%
% of net sales	12.4%	11.7%		0.7	pts

Net interest expense	36.8	34.0	2.8	8.2%

Net income from continuing operations before income taxes and noncontrolling interest	353.4	374.9	(21.5)	(5.7)%
Provision for income taxes	81.3	90.2	(8.9)	(9.9)%
Effective tax rate	23.0%	24.1%		(1.1	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 27, 2015	Six months ended June 27, 2015
	over the prior year period	over the prior year period
Volume	(3.1)%	(3.8)%
Price	0.6	0.6
Core Growth	(2.5)	(3.2)
Currency	(6.9)	(6.6)
Total	(9.4)%	(9.8)%
The 9.4 and 9.8 percent decreases in consolidated net sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	slower than expected oil and gas industry shipments and orders, broad-based slowing of global capital spending and customer inventory de-stocking; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada;

•	cores sales growth in our food and beverage businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit
The 1.1 and 0.5 percentage point decreases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

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
Selling, general and administrative ("SG&A")
The 2.0 and 1.4 percentage point decreases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	restructuring costs of $35.5 million and $52.9 million in the second quarter and first half, respectively, of 2014, compared to $24.0 million in the second quarter and first half of 2015; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	lower sales volume and the resulting loss of leverage on fixed operating expenses.

Net interest expense
The 3.9 and 8.2 percent increases in net interest expense in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	the impact of higher debt levels during the first half of 2015, compared to the first half of 2014; and

•	higher interest rates on commercial paper.
Provision for income taxes
The 0.7 and 1.1 percentage point decreases in the effective tax rate in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:
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
Valves & Controls
The net sales and segment income for Valves & Controls for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended				Six months ended
In millions	June 27, 2015	June 28, 2014	% / point change		June 27, 2015	June 28, 2014	% / point change
Net sales	$496.4	$628.6	(21.0)%		$925.6	$1,159.6	(20.2)%
Segment income	51.1	87.7	(41.7)%		93.1	148.6	(37.3)%
% of net sales	10.3%	13.9%	(3.6	) pts	10.1%	12.8%	(2.7	) pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

	Three months ended June 27, 2015	Six months ended June 27, 2015
	over the prior year period	over the prior year period
Volume	(11.3)%	(11.2)%
Price	—	—
Core Growth	(11.3)	(11.2)
Currency	(9.7)	(9.0)
Total	(21.0)%	(20.2)%
The 21.0 and 20.2 percent decreases in net sales for Valves & Controls in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	lower shipments and orders within the oil & gas and industrial businesses and broad-based slowing of global capital spending;

•	continued sales decline in the mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	sales growth in fast growth regions, including Southeast Asia and India.

Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	Three months ended June 27, 2015		Six months ended June 27, 2015
	over the prior year period		over the prior year period
Growth	(5.5	) pts	(4.6	) pts
Inflation	(1.0)		(1.1)
Productivity/Price	2.9		3.0
Total	(3.6	) pts	(2.7	) pts
The 3.6 and 2.7percentage point decreases in segment income for Valves & Controls as a percentage of net sales in the second quarter and first half, respectively, of 2015 from 2014 was primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	inflationary cost increases.
These decreases were partially offset by:

•	cost savings generated from our PIMS initiatives, including lean and supply management practices, and general and administrative expense reductions.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended				Six months ended
In millions	June 27, 2015	June 28, 2014	% / point change		June 27, 2015	June 28, 2014	% / point change
Net sales	$374.6	$424.5	(11.8)%		$724.7	$825.6	(12.2)%
Segment income	49.7	54.0	(8.0)%		78.8	88.7	(11.2)%
% of net sales	13.3%	12.7%	0.6	pts	10.9%	10.7%	0.2	pts
Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

	Three months ended June 27, 2015	Six months ended June 27, 2015
	over the prior year period	over the prior year period
Volume	(5.9)%	(6.8)%
Price	1.1	1.2
Core Growth	(4.8)	(5.6)
Currency	(7.0)	(6.6)
Total	(11.8)%	(12.2)%
The 11.8 and 12.2 percent decreases in net sales for Flow & Filtration Solutions in the second quarter and first half, respectively, of 2015 from 2014 was primarily driven by:

•	core sales declines due to depression of the global agricultural industry, broad-based slowing of global capital spending and customer inventory de-stocking;

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	core growth in fast growth regions, including Southeast Asia, Middle East and Latin America.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended June 27, 2015		Six months ended June 27, 2015
	over the prior year period		over the prior year period
Growth	(2.2	) pts	(2.8	) pts
Inflation	(1.1)		(1.2)
Productivity/Price	3.9		4.2
Total	0.6	pts	0.2	pts
The 0.6 and 0.2 percentage point increases in segment income for Flow & Filtration Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	price more than offsetting inflationary cost increases; and

•	cost savings driven by previous restructuring actions.
This increase was partially offset by:

•	inflationary increases related to certain raw materials;

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended				Six months ended
In millions	June 27, 2015	June 28, 2014	% / point change		June 27, 2015	June 28, 2014	% / point change
Net sales	$387.7	$377.9	2.6%		$694.6	$681.9	1.9%
Segment income	85.7	82.0	4.5%		135.0	129.7	4.1%
% of net sales	22.1%	21.7%	0.4	pts	19.4%	19.0%	0.4	pts
Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

	Three months ended June 27, 2015	Six months ended June 27, 2015
	over the prior year period	over the prior year period
Volume	4.7%	4.2%
Price	0.9	0.8
Core Growth	5.6	5.0
Currency	(3.0)	(3.1)
Total	2.6%	1.9%

The 2.6 and 1.9 percent increases in net sales for Water Quality Systems in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•
core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for global food & beverage solutions for the second quarter and first half of 2015;

•	core sales growth in the United States, Europe and China; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended June 27, 2015		Six months ended June 27, 2015
	over the prior year period		over the prior year period
Growth	(0.2	) pts	0.1	pts
Inflation	(1.0)		(1.4)
Productivity/Price	1.6		1.7
Total	0.4	pts	0.4	pts

The 0.4 percentage point increases in segment income for Water Quality Systems as a percentage of net sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	price more than offsetting inflationary cost increases; and

•	cost savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Technical Solutions
The net sales and segment income for Technical Solutions for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	Three months ended				Six months ended
In millions	June 27, 2015	June 28, 2014	% / point change		June 27, 2015	June 28, 2014	% / point change
Net sales	$407.1	$408.6	(0.4)%		$802.9	$823.9	(2.5)%
Segment income	80.8	76.6	5.5%		153.5	155.6	(1.3)%
% of net sales	19.9%	18.8%	1.1	pts	19.1%	18.9%	0.2	pts

Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended June 27, 2015	Six months ended June 27, 2015
	over the prior year period	over the prior year period
Volume	5.4%	3.4%
Price	0.6	0.5
Core Growth	6.0	3.9
Currency	(6.4)	(6.4)
Total	(0.4)%	(2.5)%
The 0.4 and 2.5 percent decreases in net sales for Technical Solutions in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	a strong U.S. dollar causing unfavorable foreign currency effects;

•	lower core sales volumes in our infrastructure business, primarily due to broad-based slowing of global capital spending; and

•	a decrease in demand for products in fast growth regions.
These decreases were partially offset by:

•	core growth in our residential and commercial, energy and industrial businesses;

•	higher project core sales volume in the Unites States, Canada and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended June 27, 2015		Six months ended June 27, 2015
	over the prior year period		over the prior year period
Growth	(0.9	) pts	(0.5	) pts
Inflation	(1.2)		(1.3)
Productivity/Price	3.2		2.0
Total	1.1	pts	0.2	pts

The 1.1 and 0.2 percentage point increases in segment income for Technical Solutions as a percentage of net sales in the second quarter and first half, respectively, of 2015 from 2014 were primarily driven by:

•	higher core sales volumes in our energy and industrial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	high margin project sales in the second quarter and first half of 2014 that did not recur in the second quarter and first half of 2015;

•	lower core sales volumes in our infrastructure and commercial business, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities or completed debt and equity offerings as needed to allow us to complete acquisitions. We intend to issue commercial paper to fund our financing needs on a short-term basis and to use our revolving credit facility as back-up liquidity to support commercial paper.
We are focusing on increasing our cash flow and repaying existing debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade credit ratings and a solid liquidity position.
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
Operating activities
Cash provided by operating activities of continuing operations was $195.1 million in the first six months of 2015, compared to $417.2 million in the same period of 2014.
The $195.1 million in net cash provided by operating activities of continuing operations in the first six months of 2015 primarily reflects an increase in net working capital. Operating cash flows in the first six months of 2015 were negatively impacted by $184.8 million due to the increase in net working capital. The increase in net working capital was offset by $394.5 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $417.2 million in net cash provided by operating activities of continuing operations in the first six months of 2014 is primarily the result of $411.5 million of net income from continuing operations, net of non-cash depreciation and amortization, partially offset by a cash outflow of $28.5 million in the first six months of 2014 related to the funding of deferred compensation plan assets for payment of certain non-qualified benefits for retired, terminated and active employees.
Investing activities
Cash used for investing activities of continuing operations was $143.2 million in the first six months of 2015, compared to cash used for investing activities of $56.6 million in the same period of 2014. Net cash used for investing activities of continuing operations in the first six months of 2015 primarily relates to capital expenditures of $66.8 million and cash of $96.0 million (net of cash acquired) used to acquire Nuheat Industries Limited during the second quarter of 2015 as part of Technical Solutions, partially offset by $23.1 million of proceeds from the sale of property and equipment. Net cash used for investing activities of continuing operations in the first six months of 2014 relates primarily to $59.6 million of capital expenditures.
Capital expenditures in the first six months of 2015 were $66.8 million compared with $59.6 million in the prior year period. We anticipate capital expenditures for fiscal 2015 to be approximately $150 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $34.9 million in the first six months of 2015, compared with net cash used for financing activities of $455.4 million in the prior year period. Net cash used for financing activities in the first six months of 2015 included share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt. Net cash used for financing activities in the first six months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Water Quality Systems and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 27, 2015 and December 31, 2014, we had $1,248.4 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $839.1 million as of June 27, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility, including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 on the last day of each fiscal quarter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 27, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $66.1 million, of which none was outstanding at June 27, 2015. Borrowings under these credit facilities bear interest at variable rates.
As of June 27, 2015, we have $70.7 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the six months ended June 27, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million pursuant to these authorizations. As of June 27, 2015, we had $800.0 million remaining available for share repurchases under this authorization. No incremental share repurchase is planned for the remainder of 2015.
At our 2014 annual meeting of shareholders held on May 20, 2014, our shareholders approved a proposal to pay quarterly cash dividends through the second quarter of 2015. The authorization provided that dividends of $1.20 per share be paid to our shareholders in quarterly installments of $0.30 for each of the third and fourth quarters of 2014 and the first and second quarters of 2015 and we expect to continue paying dividends on a quarterly basis. In December 2014, the Board of Directors approved an increase of $0.02 per share for the 2015 first and second quarter dividends, bringing the total quarterly dividend for those quarters to $0.32 per share. The Board of Directors also approved a plan to increase the dividend for the remainder of 2015, which will mark the 39th consecutive year we have increased dividends.

On May 5, 2015, our Board of Directors declared a quarterly cash dividend of $0.32 per share payable on August 7, 2015 to shareholders of record at the close of business on July 24, 2015.

We paid dividends in the first six months of 2015 of $115.6 million, or $0.64 per ordinary share, compared with $99.1 million, or $0.50 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends and redemptions and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2014, our distributable reserve balance was $12.1 billion.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 27, 2015	June 28, 2014
Net cash provided by (used for) operating activities of continuing operations	$195.1	$417.2
Capital expenditures	(66.8)	(59.6)
Proceeds from sale of property and equipment	23.1	2.7
Free cash flow	$151.4	$360.3
NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have not yet determined the potential effects on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES
In our 2014 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 27, 2015. For additional information, refer to Item 7A of our 2014 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 27, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 27, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2014 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2014 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
March 29 — April 25, 2015	1,966	$63.16	—	$800,000,049
April 26 — May 23, 2015	729	62.40	—	800,000,049
May 24 — June 27, 2015	577	62.80	—	800,000,049
Total	3,272		—

(a)
The purchases in this column include 1,966 shares for the period March 29 — April 25, 2015, 729 shares for the period April 26 — May 23, 2015 and 577 shares for the period May 24 — June 27, 2015 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2015.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended June 27, 2015

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 27, 2015 and June 28, 2014, (ii) the Condensed Consolidated Balance Sheets as of June 27, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 2015 and June 28, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 27, 2015 and June 28, 2014, and (v) Notes to Condensed Consolidated Financial Statements.