Form 10-Q
period 2015-09-26
PENTAIR plc
filed 2015-10-20
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 26, 2015, 180,253,587 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 26, 2015 and September 27, 2014	3

	Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014	5

	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 26, 2015 and September 27, 2014	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	46

ITEM 4.	Controls and Procedures	46

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	47

ITEM 1A.	Risk Factors	47

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 6.	Exhibits	47

	Signatures	48

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$1,552.1	$1,758.4	$4,688.3	$5,236.5
Cost of goods sold	1,012.0	1,133.7	3,071.8	3,401.4
Gross profit	540.1	624.7	1,616.5	1,835.1
Selling, general and administrative	330.2	328.8	958.7	1,071.0
Research and development	29.9	28.5	88.7	88.2
Operating income	180.0	267.4	569.1	675.9
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.9)	(0.3)	(2.0)	(0.9)
Loss on sale of business	—	—	—	0.2
Net interest expense	31.3	17.1	68.1	51.1
Income from continuing operations before income taxes	149.6	250.6	503.0	625.5
Provision for income taxes	34.4	58.1	115.7	148.3
Net income from continuing operations	115.2	192.5	387.3	477.2
Income (loss) from discontinued operations, net of tax	—	1.6	(5.6)	2.6
Loss from sale / impairment of discontinued operations, net of tax	—	(380.1)	(4.8)	(385.7)
Net income (loss)	$115.2	$(186.0)	$376.9	$94.1
Comprehensive income (loss), net of tax
Net income (loss)	$115.2	$(186.0)	$376.9	$94.1
Changes in cumulative translation adjustment	(85.8)	(178.8)	(238.4)	(190.3)
Changes in market value of derivative financial instruments, net of $0.9, ($0.2), $1.3 and ($0.1) tax, respectively	(0.7)	0.8	(1.6)	1.2
Comprehensive income (loss)	$28.7	$(364.0)	$136.9	$(95.0)
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.64	$1.01	$2.15	$2.47
Discontinued operations	—	(1.99)	(0.06)	(1.98)
Basic earnings (loss) per ordinary share	$0.64	$(0.98)	$2.09	$0.49
Diluted
Continuing operations	$0.63	$1.00	2.12	2.43
Discontinued operations	—	(1.95)	(0.06)	(1.95)
Diluted earnings (loss) per ordinary share	$0.63	$(0.95)	$2.06	$0.48
Weighted average ordinary shares outstanding
Basic	180.2	190.2	180.1	193.2
Diluted	182.6	193.1	182.6	196.4
Cash dividends paid per ordinary share	$0.32	$0.30	$0.96	$0.80
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 26, 2015	December 31, 2014
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$144.9	$110.4
Accounts and notes receivable, net of allowances of $98.4 and $96.5, respectively	1,136.5	1,205.9
Inventories	1,296.2	1,130.4
Other current assets	385.7	366.8
Current assets held for sale	0.9	80.6
Total current assets	2,964.2	2,894.1
Property, plant and equipment, net	921.4	950.0
Other assets
Goodwill	5,827.4	4,741.9
Intangibles, net	2,515.6	1,608.1
Other non-current assets	426.7	436.2
Non-current assets held for sale	15.6	24.9
Total other assets	8,785.3	6,811.1
Total assets	$12,670.9	$10,655.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$3.2	$6.7
Accounts payable	531.0	583.1
Employee compensation and benefits	264.6	305.5
Other current liabilities	693.9	709.1
Current liabilities held for sale	3.5	35.1
Total current liabilities	1,496.2	1,639.5
Other liabilities
Long-term debt	4,983.2	2,997.4
Pension and other post-retirement compensation and benefits	301.6	322.0
Deferred tax liabilities	827.9	528.3
Other non-current liabilities	525.6	497.7
Non-current liabilities held for sale	0.5	6.5
Total liabilities	8,135.0	5,991.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 180.3 and 202.4 issued at September 26, 2015 and December 31, 2014, respectively	1.8	2.0
Ordinary shares held in treasury, 19.9 shares at December 31, 2014	—	(1,251.9)
Additional paid-in capital	2,849.2	4,250.0
Retained earnings	2,305.2	2,044.0
Accumulated other comprehensive income (loss)	(620.3)	(380.3)
Total equity	4,535.9	4,663.8
Total liabilities and equity	$12,670.9	$10,655.2
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 26, 2015	September 27, 2014
Operating activities
Net income	$376.9	$94.1
Loss (income) from discontinued operations, net of tax	5.6	(2.6)
Loss from sale / impairment of discontinued operations, net of tax	4.8	385.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(2.0)	(0.9)
Depreciation	101.4	103.9
Amortization	83.8	85.9
Deferred income taxes	1.9	6.7
Share-based compensation	27.5	24.8
Excess tax benefits from share-based compensation	(6.0)	(10.0)
Amortization of bridge financing fees	10.8	—
Loss (gain) on sales of assets and businesses	(7.7)	1.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	85.8	71.5
Inventories	(115.3)	(38.5)
Other current assets	(45.1)	(36.8)
Accounts payable	(82.3)	(34.4)
Employee compensation and benefits	(42.0)	(11.9)
Other current liabilities	30.5	95.4
Other non-current assets and liabilities	(25.5)	(45.9)
Net cash provided by (used for) operating activities of continuing operations	403.1	688.2
Net cash provided by (used for) operating activities of discontinued operations	(7.2)	(4.8)
Net cash provided by (used for) operating activities	395.9	683.4
Investing activities
Capital expenditures	(100.6)	(92.5)
Proceeds from sale of property and equipment	24.8	4.1
Acquisitions, net of cash acquired	(1,913.0)	—
Other	(0.8)	0.9
Net cash provided by (used for) investing activities of continuing operations	(1,989.6)	(87.5)
Net cash provided by (used for) investing activities of discontinued operations	59.0	—
Net cash provided by (used for) investing activities	(1,930.6)	(87.5)
Financing activities
Net receipts (repayments) of short-term borrowings	(2.0)	0.3
Net receipts of commercial paper and revolving long-term debt	276.5	426.2
Proceeds from long-term debt	1,714.8	—
Repayments of long-term debt	(4.6)	(13.2)
Debt issuance costs	(26.8)	—
Excess tax benefits from share-based compensation	6.0	10.0
Shares issued to employees, net of shares withheld	21.9	30.3
Repurchases of ordinary shares	(200.0)	(850.0)
Dividends paid	(173.3)	(156.2)
Purchase of noncontrolling interest	—	(134.7)
Net cash provided by (used for) financing activities	1,612.5	(687.3)
Effect of exchange rate changes on cash and cash equivalents	(43.3)	(8.0)
Change in cash and cash equivalents	34.5	(99.4)
Cash and cash equivalents, beginning of period	110.4	256.0
Cash and cash equivalents, end of period	$144.9	$156.6
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
Net income	—	—	—	—	—	376.9	—	376.9	—	376.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240.0)	(240.0)	—	(240.0)
Dividends declared	—	—	—	—	1.5	(115.7)	—	(114.2)	—	(114.2)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)	—	(200.0)
Cancellation of treasury shares	(19.1)	(0.2)	19.1	1,210.9	(1,210.7)	—	—	—	—	—
Exercise of options, net of shares tendered for payment	0.1	—	0.7	34.6	(7.9)	—	—	26.7	—	26.7
Issuance of restricted shares, net of cancellations	—	—	0.2	9.5	(9.5)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(3.1)	(1.7)	—	—	(4.8)	—	(4.8)
Share-based compensation	—	—	—	—	27.5	—	—	27.5	—	27.5
Balance - September 26, 2015	180.3	$1.8	—	$—	$2,849.2	$2,305.2	$(620.3)	$4,535.9	$—	$4,535.9

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Noncontrolling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	94.1	—	94.1	—	94.1
Other comprehensive loss, net of tax	—	—	—	—	—	—	(189.1)	(189.1)	—	(189.1)
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(225.7)	—	—	(225.7)	—	(225.7)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	(5.9)	—	(5.8)	(450.7)	(399.3)	—	—	(850.0)	—	(850.0)
Exercise of options, net of shares tendered for payment	—	—	0.9	48.7	(11.0)	—	—	37.7	—	37.7
Issuance of restricted shares, net of cancellations	—	—	0.3	14.4	(14.4)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(4.8)	(2.6)	—	—	(7.4)	—	(7.4)
Share-based compensation	—	—	—	—	24.8	—	—	24.8	—	24.8
Balance - September 27, 2014	207.1	$2.1	(20.3)	$(1,267.5)	$4,542.3	$1,923.2	$(232.7)	$4,967.4	$—	$4,967.4
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
New Accounting Standards
In September 2015, the Financial Accounting Standards Board (the "FASB") issued a new accounting standard related to the accounting for measurement period adjustments recognized in a business combination. Under the previous standard, when adjustments were made to amounts previously reported as part of a business combination during the measurement period, entities were required to revise comparative information for prior periods. Under the new standard, entities must recognize these adjustments in the reporting period in which the amounts are determined rather than retrospectively. The new standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The potential impact on our financial condition or results of operations will be dependent upon the nature of final purchase price allocations. We plan to adopt the new standard during the fourth quarter of 2015.
In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have not yet determined the potential effects on our financial condition or results of operations.

2.	Acquisitions
On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY® fixing, fastening and support products; ERICO® electrical grounding, bonding and connectivity products and LENTON® engineered systems.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the fair value of tangible and intangible assets acquired and liabilities assumed and the related income tax impacts. We expect the purchase price allocation to be completed in the first quarter of 2016. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations.
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition:

In millions
Cash	$11.6
Accounts receivable	76.7
Inventories	99.0
Other current assets	9.5
Property, plant and equipment	27.0
Identifiable intangible assets	964.6
Goodwill	1,102.8
Current liabilities	(96.0)
Deferred income taxes, including current	(373.0)
Other liabilities	(4.1)
Purchase price	$1,818.1
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $1,102.8 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the acquisition have been preliminarily valued at $964.6 million, including definite-lived customer relationship and indefinite-lived trade name intangible assets.

ERICO's net sales and net income for the period from the acquisition date to September 26, 2015 were $13.0 million and $2.2 million, respectively.

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014, the beginning of the comparable annual reporting period from the date of the ERICO Acquisition:

	Three months ended		Nine months ended
In millions, except per-share data	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Pro forma net sales	$1,670.9	$1,906.4	$5,074.5	$5,659.8
Pro forma net income from continuing operations	152.2	200.3	433.5	481.3
Pro forma earnings per ordinary share - continuing operations
Basic	$0.84	$1.05	$2.41	$2.48
Diluted	0.83	1.03	2.38	2.44
The unaudited pro forma net income from continuing operations for the nine months ended September 27, 2014 was adjusted to include the impact of $29.0 million in non-recurring items related to acquisition date fair value adjustments to inventory. The unaudited pro forma net income for the three and nine months ended September 26, 2015 excludes the impact of $24.6 million of non-recurring transaction related and bridge financing costs.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the ERICO Acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the ERICO Acquisition occurred on January 1, 2014.
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net of cash acquired. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $46.5 million, none of which is tax deductible. Identified intangible assets acquired consisted of customer relationships of $53.3 million, with an estimated useful life of 17 years. The pro forma impact of this acquisition was deemed to not be material.
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

Operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$—	$74.8	$18.6	$235.4
Cost of goods sold	—	65.1	18.1	198.9
Gross profit	$—	$9.7	$0.5	$36.5

Income (loss) from discontinued operations before income taxes	$—	$0.2	$(7.1)	$0.3
Income tax benefit	—	1.4	1.5	2.3
Income (loss) from discontinued operations, net of tax	$—	$1.6	$(5.6)	$2.6

Loss from sale / impairment of discontinued operations before income taxes	$—	$(392.4)	$(4.8)	$(400.4)
Income tax benefit	—	12.3	—	14.7
Loss from sale / impairment of discontinued operations, net of tax	$—	$(380.1)	$(4.8)	$(385.7)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	September 26, 2015	December 31, 2014
Cash and cash equivalents	$—	$7.0
Accounts and notes receivable, net	—	28.8
Inventories	—	30.1
Other current assets	0.9	14.7
Current assets held for sale	$0.9	$80.6
Property, plant and equipment, net	$15.6	$18.5
Other non-current assets	—	6.4
Non-current assets held for sale	$15.6	$24.9
Accounts payable	—	12.2
Employee compensation and benefits	—	11.3
Other current liabilities	3.5	11.6
Current liabilities held for sale	$3.5	$35.1
Long-term debt	$—	$4.0
Pension and other post-retirement compensation and benefits	—	2.5
Deferred tax liabilities	0.5	—
Non-current liabilities held for sale	$0.5	$6.5

4.	Share Plans
Total share-based compensation expense for the three and nine months ended September 26, 2015 and September 27, 2014 was as follows:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Restricted stock units	$5.4	$5.6	$17.9	$16.7
Stock options	2.7	2.7	9.6	8.1
Total share-based compensation expense	$8.1	$8.3	$27.5	$24.8

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

Pentair plc and Subsidiaries
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
During the nine months ended September 26, 2015 and the year ended December 31, 2014, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 26, 2015 included the reduction in hourly and salaried headcount of approximately 1,500 employees, consisting of approximately 1,150 in Valves & Controls, 150 in Flow & Filtration Solutions, 100 in Water Quality Systems and 100 in Technical Solutions. Initiatives during the year ended December 31, 2014 included the reduction in hourly and salaried headcount of approximately 1,150 employees, consisting of approximately 600 in Valves & Controls, 350 in Flow & Filtration Solutions, 50 in Water Quality Systems and 150 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Severance and related costs	$14.6	$—	$35.2	$34.6
Other	10.6	—	14.0	18.3
Total restructuring costs	$25.2	$—	$49.2	$52.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Valves & Controls	$18.0	$—	$31.6	$27.7
Flow & Filtration Solutions	3.5	—	7.2	12.3
Water Quality Systems	1.5	—	4.8	7.1
Technical Solutions	2.2	—	5.6	5.8
Consolidated	$25.2	$—	$49.2	$52.9
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 26, 2015:

In millions	September 26, 2015
Beginning balance	$73.4
Costs incurred	35.2
Cash payments and other	(37.4)
Ending balance	$71.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income (loss)	$115.2	$(186.0)	$376.9	$94.1
Net income from continuing operations	$115.2	$192.5	$387.3	$477.2
Weighted average ordinary shares outstanding
Basic	180.2	190.2	180.1	193.2
Dilutive impact of stock options and restricted stock units	2.4	2.9	2.5	3.2
Diluted	182.6	193.1	182.6	196.4
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.64	$1.01	$2.15	$2.47
Discontinued operations	—	(1.99)	(0.06)	(1.98)
Basic earnings (loss) per ordinary share	$0.64	$(0.98)	$2.09	$0.49
Diluted
Continuing operations	$0.63	$1.00	$2.12	$2.43
Discontinued operations	—	(1.95)	(0.06)	(1.95)
Diluted earnings (loss) per ordinary share	$0.63	$(0.95)	$2.06	$0.48
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	0.5	1.2	0.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Information

In millions	September 26, 2015	December 31, 2014
Inventories
Raw materials and supplies	$445.9	$460.1
Work-in-process	277.3	229.0
Finished goods	573.0	441.3
Total inventories	$1,296.2	$1,130.4
Other current assets
Cost in excess of billings	$125.6	$103.5
Prepaid expenses	111.2	109.6
Deferred income taxes	126.3	139.4
Other current assets	22.6	14.3
Total other current assets	$385.7	$366.8
Property, plant and equipment, net
Land and land improvements	$145.1	$165.1
Buildings and leasehold improvements	507.1	493.5
Machinery and equipment	1,282.6	1,169.1
Construction in progress	75.0	71.0
Total property, plant and equipment	2,009.8	1,898.7
Accumulated depreciation and amortization	1,088.4	948.7
Total property, plant and equipment, net	$921.4	$950.0
Other non-current assets
Asbestos-related insurance receivable	$111.3	$115.8
Deferred income taxes	92.1	87.9
Other non-current assets	223.3	232.5
Total other non-current assets	$426.7	$436.2
Other current liabilities
Deferred revenue and customer deposits	$99.6	$112.7
Dividends payable	57.7	116.8
Billings in excess of cost	38.1	41.4
Accrued warranty	61.1	66.4
Other current liabilities	437.4	371.8
Total other current liabilities	$693.9	$709.1
Other non-current liabilities
Asbestos-related liabilities	$240.1	$249.1
Taxes payable	63.9	61.6
Other non-current liabilities	221.6	187.0
Total other non-current liabilities	$525.6	$497.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2014	Acquisitions/ divestitures	Foreign currency translation/other	September 26, 2015
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Flow & Filtration Solutions	942.4	—	(51.8)	890.6
Water Quality Systems	1,137.6	—	(14.7)	1,122.9
Technical Solutions	1,150.3	1,160.9	(8.9)	2,302.3
Total goodwill	$4,741.9	$1,160.9	$(75.4)	$5,827.4
Identifiable intangible assets consisted of the following:

	September 26, 2015			December 31, 2014
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,976.4	$(384.3)	$1,592.1	$1,247.8	$(325.2)	$922.6
Trade names	1.8	(1.2)	0.6	2.0	(1.1)	0.9
Proprietary technology and patents	250.3	(109.5)	140.8	255.7	(96.7)	159.0
Total finite-life intangibles	$2,228.5	$(495.0)	$1,733.5	$1,505.5	$(423.0)	$1,082.5
Indefinite-life intangibles
Trade names	782.1	—	782.1	525.6	—	525.6
Total intangibles, net	$3,010.6	$(495.0)	$2,515.6	$2,031.1	$(423.0)	$1,608.1
Intangible asset amortization expense was $28.2 million and $28.4 million for the three months ended September 26, 2015 and September 27, 2014, respectively, and $83.8 million and $85.9 million for the nine months ended September 26, 2015 and September 26, 2014.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2015 and the next five years is as follows:

	Q4
In millions	2015	2016	2017	2018	2019	2020
Estimated amortization expense	$39.4	$157.4	$155.9	$153.5	$146.7	$141.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 26, 2015	Maturity Year	September 26, 2015	December 31, 2014
Commercial paper	0.885%	2019	$1,082.4	$987.6
Revolving credit facilities	1.451%	2019	191.5	9.8
Senior notes - fixed rate	1.350%	2015	350.0	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	—
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	559.3	—
Senior notes - fixed rate	3.625%	2020	400.0	—
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	—
Capital lease obligations and other	8.284%	2016	3.2	6.7
Total debt			4,986.4	3,004.1
Less: Current maturities and short-term borrowings			(3.2)	(6.7)
Long-term debt			$4,983.2	$2,997.4
In September 2015, Pentair plc, Pentair Finance S.A. ("PFSA") and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA, completed public offerings (the "September 2015 Offerings") of $500.0 million aggregate principal amount of PFSA's 2.90% Senior Notes due 2018, $400.0 million aggregate principal amount of PFSA's 3.625% Senior Notes due 2020, $250.0 million aggregate principal amount of PFSA's 4.65% Senior Notes due 2025 and €500.0 million aggregate principal amount of PFSA's 2.45% Senior Notes due 2019. Pentair plc used the net proceeds from the September 2015 Offerings to finance the ERICO Acquisition.
The Senior Notes issued in the September 2015 Offerings, the 1.35% Senior Notes due 2015, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes") are guaranteed as to payment by Pentair plc and PISG.
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Amended Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below) following the ERICO Acquisition from 3.50 to 1.00 on the last day of each fiscal quarter to the amounts specified below. Additionally, in September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Amended Credit Facility (the "Second Amendment", and together with the First Amendment, the "Amendments"), which, among other things, increased the maximum aggregate availability to $2,500.0 million.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 26, 2015 and December 31, 2014, PFSA had $1,082.4 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $1,226.1 million as of September 26, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 26, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $51.0 million, of which $0.3 million was outstanding at September 26, 2015. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in December 2015. We classified this debt as long-term as of September 26, 2015 as we have the intent and ability to refinance such obligation on a long-term basis under the Amended Credit Facility.
Debt outstanding at September 26, 2015 matures on a calendar year basis as follows:

	Q4
In millions	2015	2016	2017	2018	2019	2020	Thereafter	Total
Contractual debt obligation maturities	$350.3	$—	$350.0	$500.0	$2,083.2	$400.0	$1,300.0	$4,983.5
Capital lease obligations	1.7	1.2	—	—	—	—	—	2.9
Total maturities	$352.0	$1.2	$350.0	$500.0	$2,083.2	$400.0	$1,300.0	$4,986.4
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $3.0 million, less the imputed interest of $0.1 million as of September 26, 2015.
As of September 26, 2015 and December 31, 2014, assets under capital lease were $5.0 million and $19.5 million, respectively, less accumulated amortization of $1.8 million and $2.4 million, respectively, all of which were included in Property, plant and equipment, net on the Condensed Consolidated Balance Sheets.

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
Interest rate swaps
In April 2011, we entered into interest rate swap contracts to hedge movement in interest rates through the expected date of a fixed rate debt offering. The swaps had a notional amount of $400.0 million with an average interest rate of 3.65%. In May 2011, upon the sale of the fixed rate debt, the swaps were terminated at a cost of $11.0 million. Because we used the contracts to hedge future interest payments, this was recorded in Accumulated other comprehensive income (loss) ("AOCI") in the Condensed Consolidated Balance Sheets and will be amortized as interest expense over the 10 year life of the underlying fixed rate debt. The ending unrealized net loss in AOCI was $6.1 million and $7.0 million at September 26, 2015 and December 31, 2014, respectively.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At September 26, 2015 and December 31, 2014, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $235.1 million and $250.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and nine months ended September 26, 2015 and September 27, 2014 were not material.
Net Investment Hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of September 26, 2015, we had deferred foreign currency gains of $5.5 million in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt were as follows:

	September 26, 2015		December 31, 2014
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,274.2	$1,274.2	$997.4	$997.4
Fixed rate debt	3,712.2	3,782.1	2,006.7	2,070.4
Total debt	$4,986.4	$5,056.3	$3,004.1	$3,067.8
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 26, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(13.5)	$—	$(13.5)
Deferred compensation plan assets (1)	42.2	8.0	—	50.2
Total recurring fair value measurements	$42.2	$(5.5)	$—	$36.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.9	$—	$0.9
Foreign currency contract liabilities	—	(6.6)	—	(6.6)
Deferred compensation plan assets (1)	47.9	7.4	—	55.3
Total recurring fair value measurements	$47.9	$1.7	$—	$49.6
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
The effective income tax rate for the nine months ended September 26, 2015 was 23.0%, compared to 23.7% for the nine months ended September 27, 2014. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $63.9 million and $62.1 million at September 26, 2015 and December 31, 2014, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	U.S. pension plans
	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$3.5	$3.3	$10.5	$9.9
Interest cost	3.7	3.8	11.1	11.4
Expected return on plan assets	(2.5)	(2.6)	(7.5)	(7.8)
Net periodic benefit cost	$4.7	$4.5	$14.1	$13.5

	Non-U.S. pension plans
	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$2.6	$2.0	$7.8	$6.0
Interest cost	3.8	4.7	11.4	14.1
Expected return on plan assets	(4.1)	(4.2)	(12.3)	(12.6)
Net periodic benefit cost	$2.3	$2.5	$6.9	$7.5
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 26, 2015 and September 27, 2014 were not material.

13.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the nine months ended September 26, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. As of September 26, 2015, we had $800.0 million remaining available for share repurchases under this authorization.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Dividends payable
On September 21, 2015, our Board of Directors declared a quarterly cash dividend of $0.32 per share payable on November 6, 2015 to shareholders of record at the close of business on October 23, 2015. On May 5, 2015, our Board of Directors declared a quarterly cash dividend of $0.32 per share which was paid on August 7, 2015 to shareholders of record at the close of business on July 24, 2015.
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
As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $57.7 million and $116.8 million at September 26, 2015 and December 31, 2014, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

14.	Segment information
During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units, resulting in a change to our reporting segments in 2015.
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. During the third quarter of 2015, we updated our segment income (loss) measure to exclude intangible amortization in order to better reflect the performance of our reporting segments. Segment income (loss) represents operating income (loss) exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales
Valves & Controls	$440.9	$607.9	$1,366.5	$1,767.5
Flow & Filtration Solutions	362.7	394.1	1,087.4	1,219.7
Water Quality Systems	322.0	324.1	1,016.6	1,006.0
Technical Solutions	432.3	438.8	1,235.2	1,262.7
Other	(5.8)	(6.5)	(17.4)	(19.4)
Consolidated	$1,552.1	$1,758.4	$4,688.3	$5,236.5
Segment income (loss)
Valves & Controls	$55.7	$107.6	$175.5	$282.8
Flow & Filtration Solutions	52.8	53.5	145.0	157.6
Water Quality Systems	60.5	56.0	200.5	191.0
Technical Solutions	101.0	101.1	265.0	266.9
Other	(20.8)	(22.4)	(65.1)	(65.1)
Consolidated	$249.2	$295.8	$720.9	$833.2
The following table presents a reconciliation of consolidated segment income to consolidated operating income:

	Three months ended		Nine months ended
In millions	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Segment income	$249.2	$295.8	$720.9	$833.2
Restructuring and other	(25.3)	—	(50.8)	(61.1)
Intangible amortization	(28.2)	(28.4)	(83.8)	(85.9)
Inventory step-up	(1.4)	—	(2.9)	—
Deal related costs and expenses	(14.3)	—	(14.3)	—
Redomicile related expenses	—	—	—	(10.3)
Operating income	$180.0	$267.4	$569.1	$675.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

15.	Commitments and Contingencies
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
As of September 26, 2015, there were approximately 4,200 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $240.1 million and $249.1 million as of September 26, 2015 and December 31, 2014, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $111.3 million and $115.8 million as of September 26, 2015 and December 31, 2014, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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
Environmental Matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $22.5 million and $31.4 million as of September 26, 2015 and December 31, 2014, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
The changes in the carrying amount of service and product warranties for the nine months ended September 26, 2015 were as follows:

In millions	September 26, 2015
Beginning balance	$66.4
Service and product warranty provision	45.4
Payments	(48.9)
Foreign currency translation	(1.8)
Ending balance	$61.1
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
As of September 26, 2015 and December 31, 2014, the outstanding value of bonds, letters of credit and bank guarantees totaled $421.2 million and $370.1 million, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,552.1	$—	$1,552.1
Cost of goods sold	—	—	—	1,012.0	—	1,012.0
Gross profit	—	—	—	540.1	—	540.1
Selling, general and administrative	17.7	0.1	1.7	310.7	—	330.2
Research and development	—	—	—	29.9	—	29.9
Operating income (loss)	(17.7)	(0.1)	(1.7)	199.5	—	180.0
Loss (earnings) from continuing operations of investment in subsidiaries	(132.9)	(133.0)	(148.3)	—	414.2	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.9)	—	(0.9)
Net interest expense	—	—	18.0	13.3	—	31.3
Income (loss) from continuing operations before income taxes	115.2	132.9	128.6	187.1	(414.2)	149.6
Provision for income taxes	—	—	—	34.4	—	34.4
Net income (loss) from continuing operations	115.2	132.9	128.6	152.7	(414.2)	115.2
Net income (loss)	$115.2	$132.9	$128.6	$152.7	$(414.2)	$115.2
Comprehensive income (loss), net of tax
Net income (loss)	$115.2	$132.9	$128.6	$152.7	$(414.2)	$115.2
Changes in cumulative translation adjustment	(85.8)	(85.8)	(85.8)	(85.8)	257.4	(85.8)
Changes in market value of derivative financial instruments	(0.7)	(0.7)	(0.7)	(0.7)	2.1	(0.7)
Comprehensive income (loss)	$28.7	$46.4	$42.1	$66.2	$(154.7)	$28.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,688.3	$—	$4,688.3
Cost of goods sold	—	—	—	3,071.8	—	3,071.8
Gross profit	—	—	—	1,616.5	—	1,616.5
Selling, general and administrative	30.4	0.2	3.8	924.3	—	958.7
Research and development	—	—	—	88.7	—	88.7
Operating income (loss)	(30.4)	(0.2)	(3.8)	603.5	—	569.1
Loss (earnings) from continuing operations of investment in subsidiaries	(417.0)	(418.5)	(428.6)	—	1,264.1	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(2.0)	—	(2.0)
Net interest expense	—	1.3	21.8	45.0	—	68.1
Income (loss) from continuing operations before income taxes	386.6	417.0	403.0	560.5	(1,264.1)	503.0
Provision (benefit) for income taxes	(0.7)	—	—	116.4	—	115.7
Net income (loss) from continuing operations	387.3	417.0	403.0	444.1	(1,264.1)	387.3
Loss from discontinued operations, net of tax	—	—	—	(5.6)	—	(5.6)
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	(10.4)	(10.4)	(10.4)	—	31.2	—
Net income (loss)	$376.9	$406.6	$392.6	$433.7	$(1,232.9)	$376.9
Comprehensive income (loss), net of tax
Net income (loss)	$376.9	$406.6	$392.6	$433.7	$(1,232.9)	$376.9
Changes in cumulative translation adjustment	(238.4)	(238.4)	(238.4)	(238.4)	715.2	(238.4)
Changes in market value of derivative financial instruments	(1.6)	(1.6)	(1.6)	(1.6)	4.8	(1.6)
Comprehensive income (loss)	$136.9	$166.6	$152.6	$193.7	$(512.9)	$136.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.2	$144.7	$—	$144.9
Accounts and notes receivable, net	—	—	—	1,136.5	—	1,136.5
Inventories	—	—	—	1,296.2	—	1,296.2
Other current assets	1.1	14.8	19.7	391.7	(41.6)	385.7
Current assets held for sale	—	—	—	0.9	—	0.9
Total current assets	1.1	14.8	19.9	2,970.0	(41.6)	2,964.2
Property, plant and equipment, net	—	—	—	921.4	—	921.4
Other assets
Investments in subsidiaries	4,981.6	4,969.9	9,873.3	—	(19,824.8)	—
Goodwill	—	—	—	5,827.4	—	5,827.4
Intangibles, net	—	—	—	2,515.6	—	2,515.6
Other non-current assets	36.9	—	1,232.6	367.5	(1,210.3)	426.7
Non-current assets held for sale	—	—	—	15.6	—	15.6
Total other assets	5,018.5	4,969.9	11,105.9	8,726.1	(21,035.1)	8,785.3
Total assets	$5,019.6	$4,984.7	$11,125.8	$12,617.5	$(21,076.7)	$12,670.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$3.2	$—	$3.2
Accounts payable	1.3	—	0.8	528.9	—	531.0
Employee compensation and benefits	0.3	0.1	—	264.2	—	264.6
Other current liabilities	66.1	1.4	15.8	652.2	(41.6)	693.9
Current liabilities held for sale	—	—	—	3.5	—	3.5
Total current liabilities	67.7	1.5	16.6	1,452.0	(41.6)	1,496.2
Other liabilities
Long-term debt	402.2	1.6	4,844.8	944.9	(1,210.3)	4,983.2
Pension and other post-retirement compensation and benefits	—	—	—	301.6	—	301.6
Deferred tax liabilities	—	—	2.9	825.0	—	827.9
Other non-current liabilities	13.8	—	—	511.8	—	525.6
Non-current liabilities held for sale	—	—	—	0.5	—	0.5
Total liabilities	483.7	3.1	4,864.3	4,035.8	(1,251.9)	8,135.0
Equity	4,535.9	4,981.6	6,261.5	8,581.7	(19,824.8)	4,535.9
Total liabilities and equity	$5,019.6	$4,984.7	$11,125.8	$12,617.5	$(21,076.7)	$12,670.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$421.3	$393.3	$406.1	$408.1	$(1,232.9)	$395.9
Investing activities
Capital expenditures	—	—	—	(100.6)	—	(100.6)
Proceeds from sale of property and equipment	—	—	—	24.8	—	24.8
Acquisitions, net of cash acquired	—	—	—	(1,913.0)	—	(1,913.0)
Net intercompany loan activity	—	—	1,657.8	(149.8)	(1,508.0)	—
Other	—	—	—	(0.8)	—	(0.8)
Net cash provided by (used for) investing activities of continuing operations	—	—	1,657.8	(2,139.4)	(1,508.0)	(1,989.6)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	59.0	—	59.0
Net cash provided by (used for) investing activities	—	—	1,657.8	(2,080.4)	(1,508.0)	(1,930.6)
Financing activities
Net repayments of short-term borrowings	—	—	—	(2.0)	—	(2.0)
Net receipts of commercial paper and revolving long-term debt	—	—	274.9	1.6	—	276.5
Proceeds from long-term debt	—	—	1,714.8	—	—	1,714.8
Repayments of long-term debt	—	—	—	(4.6)	—	(4.6)
Debt issuance costs	—	—	(26.8)	—	—	(26.8)
Net change in advances to subsidiaries	(48.0)	(393.3)	(4,021.2)	1,721.6	2,740.9	—
Excess tax benefits from share-based compensation	—	—	—	6.0	—	6.0
Shares issued to employees, net of shares withheld	—	—	—	21.9	—	21.9
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(173.3)	—	—	—	—	(173.3)
Net cash provided by (used for) financing activities	(421.3)	(393.3)	(2,058.3)	1,744.5	2,740.9	1,612.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.5)	(37.8)	—	(43.3)
Change in cash and cash equivalents	—	—	0.1	34.4	—	34.5
Cash and cash equivalents, beginning of period	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of period	$—	$—	$0.2	$144.7	$—	$144.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,758.4	$—	$1,758.4
Cost of goods sold	—	—	—	1,133.7	—	1,133.7
Gross profit	—	—	—	624.7	—	624.7
Selling, general and administrative	3.2	1.5	0.8	323.3	—	328.8
Research and development	—	—	—	28.5	—	28.5
Operating income (loss)	(3.2)	(1.5)	(0.8)	272.9	—	267.4
Loss (earnings) from continuing operations of investment in subsidiaries	(195.7)	(198.1)	(206.3)	—	600.1	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.3)	—	(0.3)
Loss on sale of business	—	—	—	—	—	—
Net interest expense	—	0.9	1.0	15.2	—	17.1
Income (loss) from continuing operations before income taxes	192.5	195.7	204.5	258.0	(600.1)	250.6
Provision for income taxes	—		—	58.1	—	58.1
Net income (loss) from continuing operations	192.5	195.7	204.5	199.9	(600.1)	192.5
Income from discontinued operations, net of tax	—	—	—	1.6	—	1.6
Loss from sale of discontinued operations, net of tax	—	—	—	(380.1)	—	(380.1)
Earnings (loss) from discontinued operations of investment in subsidiaries	(378.5)	(378.5)	(378.5)	—	1,135.5	—
Net income (loss)	$(186.0)	$(182.8)	$(174.0)	$(178.6)	$535.4	$(186.0)
Comprehensive income (loss), net of tax
Net income (loss)	$(186.0)	$(182.8)	$(174.0)	$(178.6)	$535.4	$(186.0)
Changes in cumulative translation adjustment	(178.8)	(178.8)	(178.8)	(178.8)	536.4	(178.8)
Changes in market value of derivative financial instruments	0.8	0.8	0.8	0.8	(2.4)	0.8
Comprehensive income (loss)	$(364.0)	$(360.8)	$(352.0)	$(356.6)	$1,069.4	$(364.0)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$5,236.5	$—	$5,236.5
Cost of goods sold	—	—	—	3,401.4	—	3,401.4
Gross profit	—	—	—	1,835.1	—	1,835.1
Selling, general and administrative	10.6	4.2	6.8	1,049.4	—	1,071.0
Research and development	—	—	—	88.2	—	88.2
Operating income (loss)	(10.6)	(4.2)	(6.8)	697.5	—	675.9
Loss (earnings) from continuing operations of investment in subsidiaries	(488.5)	(493.9)	(484.0)	—	1,466.4	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.9)	—	(0.9)
Loss on sale of business	—	—	—	0.2	—	0.2
Net interest expense	0.7	1.2	2.0	47.2	—	51.1
Income (loss) from continuing operations before income taxes	477.2	488.5	475.2	651.0	(1,466.4)	625.5
Provision for income taxes	—	—	1.0	147.3	—	148.3
Net income (loss) from continuing operations	477.2	488.5	474.2	503.7	(1,466.4)	477.2
Income from discontinued operations, net of tax	—	—	—	2.6	—	2.6
Loss from sale/impairment of discontinued operations, net of tax	—	—	—	(385.7)	—	(385.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(383.1)	(383.1)	(383.1)	—	1,149.3	—
Net income (loss)	$94.1	$105.4	$91.1	$120.6	$(317.1)	$94.1
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$94.1	$105.4	$91.1	$120.6	$(317.1)	$94.1
Changes in cumulative translation adjustment	(190.3)	(190.3)	(190.3)	(190.3)	570.9	(190.3)
Changes in market value of derivative financial instruments	1.2	1.2	1.2	1.2	(3.6)	1.2
Comprehensive income (loss)	$(95.0)	$(83.7)	$(98.0)	$(68.5)	$250.2	$(95.0)

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 27, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$99.4	$94.2	$88.1	$718.8	$(317.1)	$683.4
Investing activities
Capital expenditures	—	—	—	(92.5)	—	(92.5)
Proceeds from sale of property and equipment	—	—	—	4.1	—	4.1
Other	—	—	—	0.9	—	0.9
Net cash provided by (used for) investing activities	—	—	—	(87.5)	—	(87.5)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.3	—	0.3
Net receipts of commercial paper and revolving long-term debt	—	—	416.7	9.5	—	426.2
Repayments of long-term debt	—	—	—	(13.2)	—	(13.2)
Excess tax benefits from share-based compensation	—	—	—	10.0	—	10.0
Net change in advances to subsidiaries	455.6	(94.2)	(551.6)	(126.9)	317.1	—
Shares issued to employees, net of shares withheld	—	—	—	30.3	—	30.3
Repurchases of ordinary shares	(399.3)	—	—	(450.7)	—	(850.0)
Dividends paid	(156.2)	—	—	—	—	(156.2)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(99.9)	(94.2)	(134.9)	(675.4)	317.1	(687.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(8.0)	—	(8.0)
Change in cash and cash equivalents	(0.5)	—	(46.8)	(52.1)	—	(99.4)
Cash and cash equivalents, beginning of period	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of period	$—	$—	$0.2	$156.4	$—	$156.6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to achieve the benefits of planned cost take-out actions; the ability to successfully identify, complete and integrate acquisitions, including the ability to successfully integrate and achieve the expected benefits of the ERICO Acquisition; overall global economic and business conditions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the ability to successfully complete the disposition of the remaining portion of the Water Transport business on anticipated terms and timetable; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission ("SEC"), including in our 2014 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. During the first quarter of 2015, we reorganized our business segments to reflect a new operating structure and management of our Global Business Units. Each of our business segments operate as a stand-alone Global Business Unit. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Quarterly Report on Form 10-Q to conform to the new presentation. For the first nine months of 2015, Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions represented approximately 29 percent, 23 percent, 22 percent and 26 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2014 and the first nine months of 2015 and will likely impact our results in the future:

•
In late 2014 and continuing in the first nine months of 2015, our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies. We expect this trend to continue for the remainder of 2015 and into 2016.

•
In the first nine months of 2015, we experienced softness in project orders, particularly within the energy and industrial businesses. We expect market uncertainty to continue and oil prices to remain volatile throughout 2015.

•
In the second and third quarters of 2015, we initiated further cost take-out actions to offset the negative earnings impact of foreign exchange and core revenue decline. We expect to continue these actions for the remainder of 2015.

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

•
Through 2014 and the first nine months of 2015, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have begun to moderate, but we are uncertain as to the timing and impact of these market changes.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended
In millions	September 26, 2015	September 27, 2014	$ change	% / point change
Net sales	$1,552.1	$1,758.4	$(206.3)	(11.7)%
Cost of goods sold	1,012.0	1,133.7	(121.7)	(10.7)%
Gross profit	540.1	624.7	(84.6)	(13.5)%
% of net sales	34.8%	35.5%		(0.7	) pts

Selling, general and administrative	330.2	328.8	1.4	0.4%
% of net sales	21.4%	18.8%		2.6	pts
Research and development	29.9	28.5	1.4	4.9%
% of net sales	1.9%	1.6%		0.3	pts

Operating income	180.0	267.4	(87.4)	(32.7)%
% of net sales	11.6%	15.2%		(3.6	) pts

Net interest expense	31.3	17.1	14.2	83.0%

Net income from continuing operations before income taxes	149.6	250.6	(101.0)	(40.3)%
Provision for income taxes	34.4	58.1	(23.7)	(40.8)%
Effective tax rate	23.0%	23.2%		(0.2	) pts
The consolidated results of operations for the nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Nine months ended
In millions	September 26, 2015	September 27, 2014	$ change	% / point change
Net sales	$4,688.3	$5,236.5	$(548.2)	(10.5)%
Cost of goods sold	3,071.8	3,401.4	(329.6)	(9.7)%
Gross profit	1,616.5	1,835.1	(218.6)	(11.9)%
% of net sales	34.5%	35.0%		(0.5	) pts

Selling, general and administrative	958.7	1,071.0	(112.3)	(10.5)%
% of net sales	20.5%	20.6%		(0.1	) pts
Research and development	88.7	88.2	0.5	0.6%
% of net sales	1.9%	1.7%		0.2	pts

Operating income	569.1	675.9	(106.8)	(15.8)%
% of net sales	12.1%	12.9%		(0.8	) pts

Net interest expense	68.1	51.1	17.0	33.3%

Net income from continuing operations before income taxes	503.0	625.5	(122.5)	(19.6)%
Provision for income taxes	115.7	148.3	(32.6)	(22.0)%
Effective tax rate	23.0%	23.7%		(0.7	) pts

Net sales

The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 26, 2015	Nine months ended September 26, 2015
	over the prior year period	over the prior year period
Volume	(5.5)%	(4.4)%
Price	0.2	0.5
Core Growth	(5.3)	(3.9)
Acquisition	0.7	0.2
Currency	(7.1)	(6.8)
Total	(11.7)%	(10.5)%
The 11.7 and 10.5 percent decreases in consolidated net sales in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	slower than expected oil and gas industry shipments and orders, broad-based slowing of global capital spending and customer inventory de-stocking; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada;

•	sales of $13.0 million in the third quarter and first nine months of 2015 as a result of the ERICO Acquisition;

•	cores sales growth in our food & beverage and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Gross profit
The 0.7 and 0.5 percentage point decreases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on fixed expenses included in cost of goods sold; and

•	inflationary increases related to raw materials and labor costs.
These decreases were partially offset by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Selling, general and administrative ("SG&A")
The 2.6 percentage point increase in SG&A expense as a percentage of sales in the third quarter of 2015 from 2014 was primarily driven by:

•	restructuring costs of $25.2 million in the third quarter of 2015, compared to no restructuring costs in the third quarter of 2014;

•	deal related costs and expenses of $14.3 million in the third quarter of 2015; and

•	lower sales volume and the resulting loss of leverage on fixed operating expenses.
These increases were partially offset by:

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.

The 0.1 percentage point decrease in SG&A expense as a percentage of sales in the first nine months of 2015 from 2014 was primarily driven by:

•	restructuring costs of $49.2 million in the first nine months of 2015, compared to restructuring costs of $52.9 million in the first nine months of 2014; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	deal related cost and expenses of $14.3 million in the first nine months of 2015
Net interest expense
The 83.0 and 33.3 percent increases in net interest expense in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•
the amortization of $10.8 million of debt issuance costs during the third quarter and first nine months of 2015 related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated upon issuance of the September 2015 issuance of senior notes discussed in Liquidity and Capital Resources below) in connection with the ERICO Acquisition;

•	the impact of higher debt levels during the first nine months of 2015, compared to the first nine months of 2014, primarily as the result of the September 2015 issuance of senior notes; and

•	higher interest rates on commercial paper.
Provision for income taxes
The 0.2 and 0.7 percentage point decreases in the effective tax rate in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:
•the mix of global earnings toward lower tax jurisdictions.
This decrease was partially offset by:
•the unfavorable tax impact of transaction costs related to the ERICO Acquisition.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end users.
Valves & Controls
The net sales and segment income for Valves & Controls for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended				Nine months ended
In millions	September 26, 2015	September 27, 2014	% / point change		September 26, 2015	September 27, 2014	% / point change
Net sales	$440.9	$607.9	(27.5)%		$1,366.5	$1,767.5	(22.7)%
Segment income	55.7	107.6	(48.2)%		175.5	282.8	(37.9)%
% of net sales	12.6%	17.7%	(5.1	) pts	12.8%	16.0%	(3.2	) pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

	Three months ended September 26, 2015	Nine months ended September 26, 2015
	over the prior year period	over the prior year period
Volume	(17.6)%	(13.4)%
Price	—	—
Core Growth	(17.6)	(13.4)
Currency	(9.9)	(9.3)
Total	(27.5)%	(22.7)%
The 27.5 and 22.7 percent decreases in net sales for Valves & Controls in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	lower shipments and orders within the oil & gas and industrial businesses and broad-based slowing of global capital spending;

•	continued sales decline in the mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	sales growth in fast growth regions, including Southeast Asia and India.

Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	Three months ended September 26, 2015		Nine months ended September 26, 2015
	over the prior year period		over the prior year period
Growth	(7.2	) pts	(5.3	) pts
Inflation	(1.0)		(1.1)
Productivity/Price	3.1		3.2
Total	(5.1	) pts	(3.2	) pts
The 5.1 and 3.2 percentage point decreases in segment income for Valves & Controls as a percentage of net sales in the third quarter and first nine months, respectively, of 2015 from 2014 was primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	inflationary cost increases.
These decreases were partially offset by:

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended				Nine months ended
In millions	September 26, 2015	September 27, 2014	% / point change		September 26, 2015	September 27, 2014	% / point change
Net sales	$362.7	$394.1	(8.0)%		$1,087.4	$1,219.7	(10.8)%
Segment income	52.8	53.5	(1.3)%		145.0	157.6	(8.0)%
% of net sales	14.6%	13.6%	1.0	pts	13.3%	12.9%	0.4	pts
Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

	Three months ended September 26, 2015	Nine months ended September 26, 2015
	over the prior year period	over the prior year period
Volume	(1.9)%	(5.3)%
Price	0.9	1.2
Core Growth	(1.0)	(4.1)
Currency	(7.0)	(6.7)
Total	(8.0)%	(10.8)%
The 8.0 and 10.8 percent decreases in net sales for Flow & Filtration Solutions in the third quarter and first nine months, respectively, of 2015 from 2014 was primarily driven by:

•	core sales declines due to depression of the global agricultural industry, broad-based slowing of global capital spending and customer inventory de-stocking;

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.

These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	core sales growth in our food & beverage businesses; and

•	core growth in fast growth regions, including the Middle East and Eastern Europe.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended September 26, 2015		Nine months ended September 26, 2015
	over the prior year period		over the prior year period
Growth	(3.1	) pts	(2.8	) pts
Inflation	(1.3)		(1.2)
Productivity/Price	5.4		4.4
Total	1.0	pts	0.4	pts
The 1.0 and 0.4 percentage point increases in segment income for Flow & Filtration Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	price increases more than offsetting inflationary cost increases; and

•	cost savings driven by previous restructuring actions.
These increases were partially offset by:

•	inflationary increases related to certain raw materials;

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended				Nine months ended
In millions	September 26, 2015	September 27, 2014	% / point change		September 26, 2015	September 27, 2014	% / point change
Net sales	$322.0	$324.1	(0.7)%		$1,016.6	$1,006.0	1.1%
Segment income	60.5	56.0	8.0%		200.5	191.0	5.0%
% of net sales	18.8%	17.3%	1.5	pts	19.7%	19.0%	0.7	pts
Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

	Three months ended September 26, 2015	Nine months ended September 26, 2015
	over the prior year period	over the prior year period
Volume	2.0%	3.4%
Price	0.8	0.9
Core Growth	2.8	4.3
Currency	(3.5)	(3.2)
Total	(0.7)%	1.1%
The 0.7 percent decrease in net sales for Water Quality Systems in the third quarter of 2015 from 2014 was primarily driven by:

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	core sales declines in our food & beverage businesses.
These decreases were partially offset by:

•	core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market for the third quarter of 2015;

•	core sales growth in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 1.1 percent increase in net sales for Water Quality Systems in the first nine months of 2015 from 2014 was primarily driven by:

•
core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market and increased demand for global food & beverage solutions for the first nine months of 2015;

•	core sales growth in the United States, Canada and China; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended September 26, 2015		Nine months ended September 26, 2015
	over the prior year period		over the prior year period
Growth	0.5	pts	0.2	pts
Inflation	(1.0)		(1.3)
Productivity/Price	2.0		1.8
Total	1.5	pts	0.7	pts

The 1.5 and 0.7 percentage point increases in segment income for Water Quality Systems as a percentage of net sales in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	price increases more than offsetting inflationary cost increases; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Technical Solutions
The net sales and segment income for Technical Solutions for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	Three months ended				Nine months ended
In millions	September 26, 2015	September 27, 2014	% / point change		September 26, 2015	September 27, 2014	% / point change
Net sales	$432.3	$438.8	(1.5)%		$1,235.2	$1,262.7	(2.2)%
Segment income	101.0	101.1	(0.1)%		265.0	266.9	(0.7)%
% of net sales	23.4%	23.1%	0.3	pts	21.5%	21.1%	0.4	pts

Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended September 26, 2015	Nine months ended September 26, 2015
	over the prior year period	over the prior year period
Volume	2.3%	3.0%
Price	(0.3)	0.2
Core Growth	2.0	3.2
Acquisition	3.0	1.0
Currency	(6.5)	(6.4)
Total	(1.5)%	(2.2)%
The 1.5 and 2.2 percent decreases in net sales for Technical Solutions in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	a strong U.S. dollar causing unfavorable foreign currency effects;

•	lower core sales volumes in our infrastructure and industrial business, primarily due to broad-based slowing of global capital spending; and

•	a decrease in demand for products in fast growth regions.
These decreases were partially offset by:

•	sales of $13.0 million in the third quarter and first nine months of 2015 as a result of the ERICO Acquisition;

•	core growth in our residential & commercial and energy businesses; and

•	higher project core sales volume in Canada and Western Europe.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended September 26, 2015		Nine months ended September 26, 2015
	over the prior year period		over the prior year period
Growth	(1.1	) pts	(0.7	) pts
Inflation	(1.0)		(1.2)
Productivity/Price	2.4		2.3
Total	0.3	pts	0.4	pts

The 0.3 and 0.4 percentage point increases in segment income for Technical Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2015 from 2014 were primarily driven by:

•	higher core sales volumes in our energy and commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	high margin project sales in the third quarter and first nine months of 2014 that did not recur in the third quarter and first nine months of 2015;

•	lower core sales volumes in our infrastructure and industrial business, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.

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
Operating activities
Cash provided by operating activities of continuing operations was $403.1 million in the first nine months of 2015, compared to $688.2 million in the same period of 2014.
The $403.1 million in net cash provided by operating activities of continuing operations in the first nine months of 2015 primarily reflects an increase in net working capital. Operating cash flows in the first nine months of 2015 were negatively impacted by $168.4 million due to the increase in net working capital. The increase in net working capital was offset by $572.5 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $688.2 million in net cash provided by operating activities of continuing operations in the first nine months of 2014 is primarily the result of $667.0 million of net income from continuing operations, net of non-cash depreciation and amortization. Additionally, operating cash flows in the first nine months of 2014 were positively impacted by $45.3 million due to a decrease in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $1,989.6 million in the first nine months of 2015, compared to cash used for investing activities of $87.5 million in the same period of 2014. Net cash used for investing activities of continuing operations in the first nine months of 2015 primarily relates to cash of $1,806.3 million (net of cash acquired) used to acquired ERICO Global Company during the third quarter of 2015 and $96.0 million (net of cash acquired) used to acquire Nuheat Industries Limited during the second quarter of 2015, both as part of Technical Solutions. Net cash used for investing activities of continuing operations in the first nine months of 2014 relates primarily to $92.5 million of capital expenditures, partially offset by $4.1 million of proceeds from the sale of property and equipment.
Capital expenditures in the first nine months of 2015 were $100.6 million compared with $92.5 million in the prior year period. We anticipate capital expenditures for fiscal 2015 to be approximately $140 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash provided by financing activities was $1,612.5 million in the first nine months of 2015, compared with net cash used for financing activities of $687.3 million in the prior year period. Net cash provided by financing activities in the first nine months of 2015 was primarily due to cash proceeds received from the September 2015 issuance of senior notes (discussed below), partially offset by share repurchases and payment of dividends. Net cash used for financing activities in the first nine months of 2014 included share repurchases, the acquisition of the remaining 19.9 percent ownership interest in Pentair Residential Filtration as part of Water Quality Systems and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.
In September 2015, Pentair plc, Pentair Finance S.A. ("PFSA") and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA, completed public offerings (the "September 2015 Offerings") of $500.0 million aggregate principal amount of PFSA's 2.90% Senior Notes due 2018, $400.0 million aggregate principal amount of PFSA's 3.625% Senior Notes due 2020, $250.0 million aggregate principal amount of PFSA's 4.65% Senior Notes due 2025 and €500.0 million aggregate principal amount of PFSA's 2.45% Senior Notes due 2019, all of which are guaranteed as to payment by Pentair plc and PISG. Pentair plc used the net proceeds from the September 2015 Offerings to finance the ERICO Acquisition.
Additionally, PFSA has outstanding $350.0 million of 1.35% Senior Notes due 2015, $350.0 million of 1.875% Senior Notes due 2017, $250.0 million of 2.65% Senior Notes due 2019, $373.0 million of 5.00% Senior Notes due 2021 and $550.0 million of 3.15% Senior Notes due 2022 and Pentair, Inc. has outstanding $127.0 million of 5.00% Senior Notes due 2021, all of which are also guaranteed as to payment by Pentair plc and PISG.
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Amended Credit Facility (the "First Amendment") which, among other things, increased the Leverage Ratio (as defined below) following the ERICO Acquisition from 3.50 to 1.00 on the last day of each fiscal quarter to the amounts specified below. Additionally, in September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Amended Credit Facility (the "Second Amendment", and together with the First Amendment, the "Amendments") which, among other things, increased the maximum aggregate availability to $2,500.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 26, 2015 and December 31, 2014, PFSA had $1,082.4 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Total availability under the Amended Credit Facility was $1,226.1 million as of September 26, 2015, which was not limited by any covenants contained in the Amended Credit Facility’s credit agreement.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 26, 2015, we were in compliance with all financial covenants in our debt agreements.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $51.0 million, of which $0.3 million was outstanding at September 26, 2015. Borrowings under these credit facilities bear interest at variable rates.

As of September 26, 2015, we have $64.0 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the nine months ended September 26, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million pursuant to these authorizations. As of September 26, 2015, we had $800.0 million remaining available for share repurchases under this authorization. No incremental share repurchase is planned for the remainder of 2015.
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

On September 21, 2015, our Board of Directors declared a quarterly cash dividend of $0.32 per share payable on November 6, 2015 to shareholders of record at the close of business on October 23, 2015.
We paid dividends in the first nine months of 2015 of $173.3 million, or $0.96 per ordinary share, compared with $156.2 million, or $0.80 per ordinary share, in the prior year period.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 26, 2015	September 27, 2014
Net cash provided by (used for) operating activities of continuing operations	$403.1	$688.2
Capital expenditures	(100.6)	(92.5)
Proceeds from sale of property and equipment	24.8	4.1
Free cash flow	$327.3	$599.8
NEW ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board (the "FASB") issued a new accounting standard related to the accounting for measurement period adjustments recognized in a business combination. Under the previous standard, when adjustments were made to amounts previously reported as part of a business combination during the measurement period, entities were required to revise comparative information for prior periods. Under the new standard, entities must recognize these adjustments in the reporting period in which the amounts are determined rather than retrospectively. The new standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period and early adoption is permitted. The potential impact on our financial condition or results of operations will be dependent upon the nature of final purchase price allocations. We plan to adopt the new standard during the fourth quarter of 2015.
In May 2014, the Financial Accounting Standards Board issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for reporting periods beginning after December 15, 2016. We have not yet determined the potential effects on our financial condition or results of operations.
CRITICAL ACCOUNTING POLICIES
In our 2014 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 26, 2015. For additional information, refer to Item 7A of our 2014 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 26, 2015 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 26, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
During the quarter ended September 26, 2015, we completed the ERICO Acquisition. As part of our ongoing integration activities after the ERICO Acquisition, we are continuing to incorporate our controls and procedures into the ERICO business and augment our company-wide controls to reflect the risks inherent in the ERICO Acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2014 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2014 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2015:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
June 28 - July 25	63	$65.38	—	$800,000,049
July 26 - August 22	13,799	60.69	—	800,000,049
August 23 - September 26	5,153	53.85	—	800,000,049
Total	19,015		—

(a)
The purchases in this column include 63 shares for the period June 28 - July 25, 13,799 shares for the period July 26 - August 22 and 5,153 shares for the period August 23 - September 26 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the “2012 Plan”) and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively “the Plans”) to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 2015.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended September 26, 2015

2.1
Agreement and Plan of Merger, dated August 15, 2015, among Pentair plc, Pentair Lionel Acquisition Co., Pentair Lionel Merger Sub, Inc. and ERICO Global Company (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair plc filed with the SEC on August 18, 2015 (File No. 001-11625)).

4.1
First Amendment, dated as of August 28, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 3, 2015 (File No. 001-11625)).

4.2
Second Amendment, dated as of September 2, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 3, 2015 (File No. 001-11625)).

4.3
Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.4
First Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.5
Second Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.6
Third Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.7
Fourth Supplemental Indenture, dated as of September 17, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 17, 2015 (File No. 001-11625)).

10.1
Letter agreement, dated September 7, 2015, among Pentair plc, Edward P. Garden, Matthew Peltz, Brian Baldwin and Trian Fund Management, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 8, 2015 (File No. 001-11625)).

10.2	Separation Agreement, dated September 18, 2015, between Philip Pejovich and Pentair Management Company.

10.3	Separation Agreement, dated September 3, 2015, between Christopher Stevens and Pentair Management Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 26, 2015 and September 27, 2014, (ii) the Condensed Consolidated Balance Sheets as of September 26, 2015 and December 31, 2014, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015 and September 27, 2014, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 26, 2015 and September 27, 2014, and (v) Notes to Condensed Consolidated Financial Statements.