Form 10-K
period 2015-12-31
PENTAIR plc
filed 2016-02-26
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $63.75 per share as reported on the New York Stock Exchange on June 26, 2015 (the last business day of Registrant’s most recently completed second quarter): $11,256,593,708
The number of shares outstanding of Registrant’s only class of common stock on December 31, 2015 was 180,455,693.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant’s definitive proxy statement for its annual meeting to be held on May 10, 2016, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2015

PART I

ITEM 1.    BUSINESS
GENERAL
Pentair plc is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. Valves & Controls designs, manufactures, markets and services valves, fittings, automation and controls and actuators. Flow & Filtration Solutions designs, manufactures, markets and services solutions for the toughest filtration, separation, flow and fluid management challenges in agriculture, food and beverage processing, water supply and disposal and a variety of industrial applications. Water Quality Systems designs, manufactures, markets and services innovative water system products and solutions to meet filtration and fluid management challenges in food and beverage, water, swimming pools and aquaculture applications. Technical Solutions designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.
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
Unless the context otherwise indicates, references herein to "Pentair," the "Company," and such words as "we," "us," and "our" include Pentair plc and its consolidated subsidiaries. We are an Irish corporation limited by shares that was formed in 2014. We are the successor to Pentair Ltd., a Swiss corporation formed in 2012, and Pentair, Inc., a Minnesota corporation formed in 1966 and our wholly-owned subsidiary, under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.

On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
Our registered principal office is located at P.O. Box 471, Sharp Street, Walkden, Manchester, M28 8BU United Kingdom. Our management office in the United States ("U.S.") is located at 5500 Wayzata Boulevard, Suite 600, Minneapolis, Minnesota.
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
Valves & Controls products are used in many applications including oil and gas, power, chemical and pharmaceutical, mining, marine and food and beverage. Valves & Controls also provides engineering, design, inspection, maintenance and repair services for its valves and related products. The product line is sold under many trade names, including Anderson Greenwood, Biffi, Crosby, Keystone and Vanessa, globally via its internal sales force and in some cases through independent distributors.
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
FLOW & FILTRATION SOLUTIONS
The Flow & Filtration Solutions segment designs, manufactures, markets and services solutions for the toughest filtration, separation, flow and fluid management challenges in agriculture, food and beverage processing, water supply and disposal and a variety of industrial applications.
Flow & Filtration Solutions is involved in the entire fluid management system, from advanced filtration, desalination and water supply to water disposal, process and control. From product selection to installation, maintenance and servicing, Flow & Filtration Solutions supports a broad range of products and services specifically tailored to address customers' needs for reliable and efficient movement and control of fluids. Solutions include light duty diaphragm pumps and pressure boosters, high-flow turbine pumps and solid handling pumps, as well as advanced filtration, oil & gas separation, membrane technology, energy recovery and quality control and instrumentation.
Applications for Flow and Filtration Solutions’ products include precision agriculture, water supply and disposal, fire applications and food and beverage processing. Brand names for Flow & Filtration Solutions products include Aurora, Berkeley, Fairbanks-Nijhuis, Haffmans, Hydromatic, Hypro, Sta-Rite, Südmo and X-Flow.

Customers
Flow & Filtration Solutions customers include businesses engaged in wholesale distribution and retail across the residential, commercial, industrial, infrastructure, energy and food and beverage verticals. Customers also include end-users as well as engineering procurement contractors, original equipment manufacturers and residential retail consumers.

Seasonality
We experience demand for residential water supply products, infrastructure and agricultural products following warm weather trends, which are at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
Competition
Flow & Filtration Solutions faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition in Flow & Filtration Solutions focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced.
WATER QUALITY SYSTEMS
The Water Quality Systems segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration and fluid management challenges in food and beverage, water, swimming pools and aquaculture applications.
Water Quality Systems offers a comprehensive product suite that includes a full range of recreational water treatment equipment including energy-efficient pumps, point-of-entry / point-of-use filtration for residential and commercial applications including foodservice, valves, UV sanitization and automation controls. We offer design and consulting services and our advanced water technologies are used across a wide number of industries including industrial, residential, commercial, municipal, foodservice, aquaculture, aquaponics, aquatic life support systems, irrigation and flood control, wastewater and more. Our equipment and solutions are found in swimming pools and spas, aquaculture farms, laboratories, water purification and sanitation systems, foodservice operations, and in other applications across the globe.
Brand names for Water Quality Systems include Everpure, Pentair and Sta-Rite.
Customers
Water Quality Systems customers include businesses engaged in wholesale and retail distribution in the residential & commercial, food & beverage and infrastructure verticals. Customers in the residential & commercial vertical also include end-users and consumers.
Seasonality
We experience seasonal demand with several end customers and end-users within Water Quality Systems. End-user demand for pool equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts).
Competition
Water Quality Systems faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings), quality and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
TECHNICAL SOLUTIONS
The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.

Technical Solutions products include mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes, engineered fastening solutions across a wide range of industries and verticals and thermal management systems including heat tracing, floor heating, fire-rated and specialty wiring, sensing, and snow melting and de-icing solutions for industrial, commercial and residential use.
The portfolio of products serves a range of industries, including use in industrial, energy, residential & commercial and infrastructure verticals. Brand names for Technical Solutions offerings include CADDY, ERICO, Hoffman, LENTON, Raychem, Schroff and Tracer. Technical Solutions products are highly engineered and are sold largely through independent distributors and on a project basis, via a network of sales and service professionals.

Customers
Technical Solutions customers include electrical distributors, data center contractors, original equipment manufacturers, contractors mainly of greenfield developments and maintenance contractors. Technical Solutions has a global installed base of customers.
Seasonality
Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere.
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
INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2015	2014	$ change	% change
Valves & Controls	$1,127.6	$1,233.7	$(106.1)	(8.6)%
Flow & Filtration Solutions	289.6	361.2	(71.6)	(19.8)
Water Quality Systems	141.4	121.0	20.4	16.9
Technical Solutions	319.0	281.0	38.0	13.5
Total	$1,877.6	$1,996.9	$(119.3)	(6.0)%
Backlog from Valves & Controls consists of business in the energy and industrial verticals. Generally, backlog from Valves & Controls has a longer manufacturing cycle and products typically ship within six to twelve months of the date on which a customer places an order. Backlog from Flow & Filtration Solutions, Water Quality Systems and Technical Solutions typically has a shorter manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. A substantial portion of our revenues, however, result from orders received and product delivered in the same month. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog from all segments at December 31, 2015 will be filled in 2016.
Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2015, 2014 and 2013 were $119.6 million, $117.3 million and $122.8 million, respectively.
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
Employees
As of December 31, 2015, we employed 27,600 people worldwide, of which 9,600 were in the U.S. and 10,200 were covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions have generally been good.
Captive insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company ("Penwald"). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain non-U.S. operations are established.
Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements – Insurance subsidiary, included in this Form 10-K.
Available information
We make available free of charge (other than an investor’s own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services.

In particular, products sold by Valves & Controls to energy-related businesses are cyclical in nature as the worldwide demand for oil and gas fluctuates. Lower worldwide demand for oil and gas impacts the economics of oil and gas capital project investments, reducing the demand for our products. Therefore, results of operations for any particular period are not necessarily indicative of the results of operations for any future period. Prices for oil and gas are subject to fluctuations in response to changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Since the latter half of 2014, the price of oil has dropped dramatically. A sustained depression of oil prices may result in the reduction or deferral of major capital projects, including significant maintenance projects and upgrades. Lower levels of oil and gas maintenance spend and major capital project activity may result in a corresponding decline in the demand for our products and services that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Sales outside of the U.S. for the year ended December 31, 2015 accounted for 52 percent of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. During 2015, foreign currency translations had a 6.6 percent negative impact on our results of operations. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the Euro, could continue to adversely affect our reported revenue in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
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

Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources, which could adversely affect our operating results.
We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We cannot provide any assurance that we will be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future or that completed acquisitions will be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks related to the U.S. Foreign Corrupt Practices Act (the "FCPA"); and

•	dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.
It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions or investments may ultimately harm our business, financial condition, results of operations and cash flows, as such acquisitions may not be successful and may ultimately result in impairment charges.
We may not realize the anticipated benefits of the acquisition of ERICO Global Company and any benefit may take longer to realize than we expect.
On September 18, 2015, we acquired all of the outstanding shares of capital stock of ERICO for approximately $1.8 billion. The ERICO Acquisition involves the integration of ERICO’s operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating ERICO’s operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate ERICO’s operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time. In addition, we may not have identified all liabilities and other factors regarding ERICO that could produce unintended and unexpected consequences for us. Undiscovered factors could result in us incurring financial liabilities, which could be material, and in us not achieving the expected benefits from the ERICO Acquisition within our desired time frames, if at all.

We may not achieve some or all of the expected benefits of our business initiatives.
During 2015, 2014 and 2013, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were initially anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could adversely affect our business and results of operations.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2015 accounted for 52 percent of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We test goodwill and indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2015 our goodwill and intangible assets were $7,745.5 million and represented 65% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments. For example, we recognized a pre-tax, non-cash impairment charge of $554.7 million for the year ended December 31, 2015 related to goodwill and trade name intangible assets in Valves & Controls. Because of the significance of our goodwill and intangible assets, any future impairment of these assets could have a material adverse effect on our financial results.
We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
As of December 31, 2015, approximately 10,200 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.
Seasonality of sales and weather conditions may adversely affect our financial results.
We experience seasonal demand in a number of markets within Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. In Flow & Filtration Solutions, demand for residential water supply products, infrastructure and agricultural products follows warm weather trends and is at seasonal highs from April to August. In Water Quality Systems, end-user demand for pool equipment in our primary markets follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales increase in both Flow & Filtration Solutions and Water Quality Systems is partially mitigated by employing some advance sale or "early buy" programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere. We cannot provide assurance that seasonality and weather conditions will not have a material adverse effect on our results of operations.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2015, there were approximately 4,100 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.

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
The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice ("DOJ") and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Prior to the Merger, the Flow Control business was subject to investigations by the DOJ and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the FCPA. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco’s own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ. As a result, the Flow Control business may be subject to investigations in other jurisdictions or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations may adversely affect us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are "dual use" products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, we cannot provide assurance that our policies and procedures will always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
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
We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
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
We are exposed to potential regulatory, financial and reputational risks related to certain "conflict minerals."
In 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The final rules impose inquiry, diligence and disclosure obligations with respect to "conflict minerals," defined as tin, tantalum, tungsten and gold, that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by an SEC reporting company. Certain of these minerals are used extensively in components manufactured by our suppliers (or in components incorporated by our suppliers into components supplied to us) for use in our products. Under the final rules, an SEC reporting company must conduct a country of origin inquiry that is reasonably designed to determine whether any of the "conflict minerals" that are necessary to the functionality of a product manufactured, or contracted to be manufactured, by the company originated in the Democratic Republic of the Congo or an adjoining country. If any such "conflict minerals" originated in the Democratic Republic of Congo or an adjoining country, the final rules require the issuer to exercise due diligence on the source of such "conflict minerals" and their chain of custody with the ultimate objective of determining whether the "conflict minerals" directly or indirectly financed or benefited armed groups in the Democratic Republic of the Congo or an adjoining country. The issuer must then prepare and file with the SEC annually a report regarding its diligence efforts, which we have done since the SEC's reporting requirements became effective. We have incurred, and expect to continue to incur, significant costs to conduct country of origin inquiries and to exercise such due diligence.
We have a very large number of suppliers and our supply chain is very complex and multifaceted. While we have no intention to use minerals sourced from the Democratic Republic of Congo or adjoining countries that are not "conflict free" (meaning that they do not contain "conflict minerals" that directly or indirectly finance or benefit armed groups in the Democratic Republic of the Congo or an adjoining country), a significant number of our suppliers are small businesses, and those small businesses have limited or no resources to track their sources of minerals. As a result, we have experienced, and expect to continue to experience, ongoing significant difficulty in determining the country of origin or the source and chain of custody for all "conflict minerals" used in our products and disclosing that our products are "conflict free." We may face reputational challenges if we are unable to verify the country of origin or the source and chain of custody for all "conflict minerals" used in our products or if we continue to be unable to disclose that our products are "conflict free." The ongoing implementation of these rules may also affect the sourcing and availability of some minerals necessary to the manufacture of our products and may affect the availability and price of "conflict minerals" capable of certification as "conflict free." Accordingly, we have incurred, and expect to continue to incur, significant costs as a consequence of these rules, which may adversely affect our business, financial condition or results of operations.
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
In connection with the Distribution, we entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco and The ADT Corporation ("ADT"), which governs the rights and obligations of ADT, Tyco and us for certain pre-Distribution tax liabilities, including Tyco’s obligations under a separate tax sharing agreement (the "2007 Tax Sharing Agreement") entered into by Tyco, Covidien Ltd. (now known as Medtronic plc, "Medtronic") and TE Connectivity Ltd. ("TE Connectivity") in connection with the 2007 distributions of Medtronic and TE Connectivity by Tyco (the "2007 Separation").
The 2007 Tax Sharing Agreement governs the rights and obligations of Tyco, Medtronic and TE Connectivity with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco’s, Medtronic’s and TE Connectivity’s U.S. and certain non-U.S. 2007 and prior income tax returns. In addition, in the event that the 2007 Separation or certain related transactions are determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Medtronic or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Medtronic or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Medtronic and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Tyco is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2015, Tyco has paid $63.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco.

Tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments, in particular with respect to tax years preceding the 2007 Separation, in connection with examinations of Tyco’s and its subsidiaries’ income tax returns. The issues and proposed adjustments are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement which may require Tyco to make a payment to a taxing authority, Medtronic or TE Connectivity. In connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed adjustments for periods beginning with the 1997 tax year. Although Tyco has resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As described below, Tyco has entered into a settlement with the IRS intended to resolve the intercompany debt issues for Tyco’s 1997 - 2000 audit cycle; however, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.
On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency ("Tyco IRS Notices") to Tyco asserting that several of Tyco’s former U.S. subsidiaries collectively owe additional taxes of $883.3 million plus penalties of $154 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS position described below is ultimately successful.
The IRS asserted in the Tyco IRS Notices that substantially all of Tyco’s intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns for those periods totaling approximately $2.9 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including the Distribution. Tyco has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments and a trial date has been set for October 2016.
On January 19, 2016, Tyco announced that it had entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for Tyco’s 1997 - 2000 audit cycle currently before the U.S. Tax Court. The Stipulations of Settled Issues are contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007) and, if applicable, review by the U.S. Congress Joint Committee on Taxation. Tyco further disclosed that if finalized, the tentative resolution would cover all aspects of the controversy described above and before the Appeals Division of the IRS, and would result in a total cash payment to the IRS in the range of $475 million to $525 million, which includes all interest and penalties, and that this payment would be subject to the sharing formulas described above in the 2007 and 2012 Tax Sharing Agreements with Pentair not being responsible for any payment related to this amount. However, we cannot provide any assurance that the conditions precedent to this settlement will be met, that the intercompany debt dispute is settled with the IRS or that the IRS will consistently apply the terms of the settlement to all of Tyco’s U.S. income tax returns filed subsequent to 2000.
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
Pentair, Inc. and Tyco received private letter rulings from the IRS in connection with the Distribution and the Merger regarding the U.S. federal income tax consequences of the Distribution and the Merger to the effect that, for U.S. federal income tax purposes: the Distribution will qualify as tax-free under Sections 355 and 361 of the Internal Revenue Code of 1986, as amended (the "Code"), except for cash received in lieu of fractional shares; certain internal transactions undertaken in anticipation of the Distribution will qualify for favorable treatment under the Code; the Merger will qualify as a reorganization under Section 368(a) of the Code; certain anticipated post-closing transactions will not prevent the tax-free treatment of the Distribution or the Merger; and Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a "five-percent transferee shareholder" within the meaning of applicable Treasury Regulations but who does not enter into a "gain recognition agreement" with the IRS). In addition, Tyco received a legal opinion confirming the tax-free status of the Distribution for U.S. federal income tax purposes and Tyco and Pentair, Inc. received legal opinions to the effect that the Merger will qualify as a reorganization under section 368(a) of the Code and that Section 367(a)(1) of the Code will not cause the Merger to be taxable to Pentair, Inc. shareholders (except for a U.S. shareholder who is or will be a "five-percent transferee shareholder" within the meaning of applicable Treasury

Regulations but who does not enter into a "gain recognition agreement" with the IRS).
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
Our credit agreements and indentures contain customary financial covenants, including those that limit the amount of our debt, which may restrict the operations of our business and our ability to incur additional debt to finance acquisitions. Our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse effect on our financial condition.
We may increase our debt or raise additional capital in the future, which could affect our financial condition, and may decrease our profitability.
As of December 31, 2015, we had $4.7 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.
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
Irish capital acquisitions tax ("CAT") could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €280,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 14, 2015.

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
We carry out our Valves & Controls manufacturing operations at 8 plants located throughout the United States and at 32 plants located in 16 other countries. In addition, Valves & Controls has 23 distribution facilities, 56 sales offices and 51 service centers located in numerous countries throughout the world.
We carry out our Flow & Filtration Solutions manufacturing operations at 7 plants located throughout the United States and at 12 plants located in 8 other countries. In addition, Flow & Filtration Solutions has 22 distribution facilities, 18 sales offices and 10 service centers located in numerous countries throughout the world.
We carry out our Water Quality Systems manufacturing operations at 13 plants located throughout the United States and at 10 plants located in 6 other countries. In addition, Water Quality Systems has 15 distribution facilities, 11 sales offices and 2 service centers located in numerous countries throughout the world.
We carry out our Technical Solutions manufacturing operations at 10 plants located throughout the United States and at 15 plants located in 11 other countries. In addition, Technical Solutions has 11 distribution facilities, 52 sales offices and 3 service centers located in numerous countries throughout the world.
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
As of December 31, 2015, there were approximately 4,100 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.

Our estimated liability for asbestos-related claims was $237.9 million and $249.1 million as of December 31, 2015 and 2014, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $111.0 million and $115.8 million at December 31, 2015 and 2014, all of which was acquired in the Merger, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $22.8 million and $31.4 million as of December 31, 2015 and 2014, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
Compliance matters
Prior to the Merger, the Flow Control business was subject to investigations by the DOJ and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the Foreign Corrupt Practices Act. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco’s own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	60
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

John L. Stauch	51
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

Angela D. Jilek	47
Senior Vice President, General Counsel and Secretary since 2010; Assistant General Counsel, 2002 — 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. 1996 — 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996.

Mark C. Borin	48
Chief Accounting Officer since 2008 and Treasurer since 2015; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — 2000.

Karl R. Frykman	55
President, Water Quality Systems Global Business Unit since 2007; President of Aquatic Systems' National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995— 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990.

Alok Maskara	44
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

Beth A. Wozniak	51
President, Flow & Filtration Solutions Global Business Unit since 2015; President of Environmental and Combustion Controls unit of Honeywell International Inc., 2011 — 2015; President of Sensing and Controls unit of Honeywell International Inc., 2006 — 2011; Various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc., 1990 — 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "PNR." As of December 31, 2015, there were 19,990 shareholders of record.
The high, low and closing sales price for our ordinary shares and the dividends paid for each of the quarterly periods for 2015 and 2014 were as follows:

	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$68.24	$66.52	$69.65	$59.69	$83.37	$81.04	$73.36	$69.37
Low	60.73	59.92	49.44	48.14	71.29	71.96	62.91	59.09
Close	62.39	63.75	51.98	49.53	77.66	72.76	67.41	66.42
Dividends paid	0.32	0.32	0.32	0.32	0.25	0.25	0.30	0.30
Pentair has paid 160 consecutive quarterly dividends. The Board of Directors has approved a plan to increase the dividend for 2016, which will mark the 40th consecutive year we have increased dividends.
Future dividends on our ordinary shares or reductions of share capital for distribution to shareholders, if any, must be approved by our Board of Directors for payment out of distributable reserves on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.6 billion and $12.1 billion as of December 31, 2015 and 2014, respectively.
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
See the discussion of "Dividends" under "Liquidity and Capital Resources—Financing Activities" in ITEM 7 of this annual report on Form 10-K for additional information required by this item.

Share Performance Graph
The following information under the caption "Share Performance Graph" in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2010 and the reinvestment of all dividends since that date to December 31, 2015. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December 2010	INDEXED RETURNS Years ended December 31
Company / Index		2011	2012	2013	2014	2015
Pentair plc	100	93.13	140.52	225.80	196.08	149.39
S&P 500 Index	100	102.11	118.45	156.82	178.28	180.75
S&P 500 Industrials Index	100	99.41	114.67	161.31	177.16	172.67

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2015:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
September 27 – October 24, 2015	85,640	$51.80	—	$800,000,049
October 25 – November 21, 2015	388	55.11	—	800,000,049
November 22 – December 31, 2015	1,523	54.67	—	800,000,049
Total	87,551		—

(a)
The purchases in this column include 85,640 shares for the period September 27 – October 24, 2015, 388 shares for the period October 25 – November 21, 2015, and 1,523 shares for the period November 22 – December 31, 2015 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted shares.

(c)	The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit of $3.2 billion.

(d)	In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2015.

		Years ended December 31
In millions, except per-share data	2015	2014	2013	2012	2011
Consolidated statements of operations and comprehensive income (loss) data
Net sales	$6,449.0	$7,039.0	$6,999.7	$4,306.8	$3,456.7
Operating income (loss)	177.2	851.9	742.6	(4.8)	100.2
Net income (loss) from continuing operations attributable to Pentair plc	(65.0)	607.0	511.7	(81.5)	(7.5)
Per-share data
Basic:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$(0.36)	$3.19	$2.54	$(0.64)	$(0.08)
Weighted average shares	180.3	190.6	201.1	127.4	98.2
Diluted:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$(0.36)	$3.14	$2.50	$(0.64)	$(0.08)
Weighted average shares	182.6	193.7	204.6	127.4	98.2
Cash dividends declared and paid per ordinary share	$1.28	$1.10	$0.96	$0.88	$0.80
Cash dividends declared and unpaid per ordinary share	0.33	0.64	0.50	0.46	—
Consolidated balance sheets data
Total assets	$11,857.0	$10,655.2	$11,743.3	$11,882.7	$4,586.3
Total debt	4,710.0	3,004.1	2,550.4	2,451.6	1,309.1
Total equity	4,008.8	4,663.8	6,217.7	6,487.5	2,047.4
Factors affecting comparability of our Selected Financial Data
In the fourth quarter of 2015, we recorded a pre-tax, non-cash goodwill and trade name impairment charge of $554.7 million.

For periods prior to 2012, the Consolidated Statements of Operations and Comprehensive Income (Loss) include the historical results of Pentair, Inc. Following the consummation of the Merger on September 28, 2012, the consolidated financial statements include the results of Flow Control.
In May 2011, we acquired as part of Flow & Filtration Solutions, the Clean Process Technologies division of privately held Norit Holding B.V. In the fourth quarter of 2011, we recorded a pre-tax non-cash goodwill impairment charge of $200.5 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include overall global economic and business conditions, including worldwide demand for oil and gas; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the ability to successfully integrate and achieve the expected benefits of the acquisition of ERICO Global Company; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2015, Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions accounted for 29 percent, 22 percent, 21 percent and 28 percent of total revenues, respectively.
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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
On January 30, 2014, we acquired, as part of Water Quality Systems, the remaining 19.9 percent ownership interest in two entities, a U.S. entity and an international entity (collectively, Pentair Residential Filtration or "PRF"), from GE Water & Process Technologies (a unit of General Electric Company) ("GE") for $134.3 million in cash. Prior to the acquisition, we held a 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses.

On July 28, 2014, our Board of Directors approved a decision to exit our Water Transport business in Australia. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented. During 2014, we recognized an impairment charge related to allocated amounts of goodwill, intangible assets, property, plant & equipment and other non-current assets totaling $380.1 million, net of tax, representing our estimated loss on disposal of the Water Transport business. The sale of the Water Transport business was completed in 2015.
On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
During the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of Valves & Controls. As a result, for the year ended December 31, 2015, we recognized a pre-tax, non-cash impairment charge of $554.7 million related to goodwill and trade name intangible assets in Valves & Controls.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2015 and 2014, and will likely impact our results in the future:

•
In late 2014 and continuing through 2015, our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies. We expect this trend to continue into 2016.

•
In 2015, we experienced declines in project orders, particularly within the energy and industrial businesses. We expect headwinds in the energy and industrial business to continue and oil prices to remain depressed throughout 2016.

•
In the last three quarters of 2015, we initiated further restructuring actions to offset the negative earnings impact of foreign exchange and core revenue decline. We expect to continue these actions into 2016 and these actions will contribute to margin growth in 2016.

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.

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

•
Through 2014 and into 2015, we experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have declined, but we are uncertain as to the timing and impact of these market changes.

In 2016, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our increased global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$6,449.0	$7,039.0	$6,999.7	(8.4)%	0.6%
Cost of goods sold	4,263.2	4,576.0	4,629.6	(6.8)%	(1.2)%
Gross profit	2,185.8	2,463.0	2,370.1	(11.3)%	3.9%
% of net sales	33.9%	35.0%	33.9%	(1.1)	1.1

Selling, general and administrative	1,334.3	1,493.8	1,493.7	(10.7)%	—%
% of net sales	20.8%	21.3%	21.3%	(0.5)	—
Research and development	119.6	117.3	122.8	2.0%	(4.5)%
% of net sales	1.9%	1.7%	1.8%	0.2	(0.1)
Impairment of goodwill and trade names	554.7	—	11.0	N.M.	(100.0)%
% of net sales	8.6%	—%	0.2%	8.6	(0.2)

Operating income	177.2	851.9	742.6	(79.2)%	14.7%
% of net sales	2.7%	12.1%	10.6%	(9.4)	1.5

Loss (gain) on sale of businesses, net	3.2	0.2	(20.8)	N.M.	(101.0)%
Net interest expense	102.7	68.6	70.9	49.7%	(3.2)%

Income from continuing operations before income taxes and noncontrolling interest	74.1	784.3	694.5	(90.6)%	12.9%
Provision for income taxes	139.1	177.3	177.0	(21.5)%	0.2%
Effective tax rate	187.7%	22.6%	25.5%	165.1	(2.9)
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2015 vs. 2014	2014 vs. 2013
Volume	(4.3)%	1.0%
Price	0.4	0.9
Core growth (decline)	(3.9)	1.9
Acquisition (divestiture)	2.1	(0.2)
Currency	(6.6)	(1.1)
Total	(8.4)%	0.6%
The 8.4 percent decrease in consolidated net sales in 2015 from 2014 was primarily the result of:

•	a slowdown in industrial capital spending, particularly in the oil & gas and energy-related businesses, driving core sales declines in Valves & Controls;

•	slowing economic activity in China, Brazil and other developing markets; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada;

•	sales of $147.0 million in 2015 as a result of the ERICO Acquisition;

•	core sales growth in our food & beverage and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 0.6 percent increase in consolidated net sales in 2014 from 2013 was primarily the result of:

•	core sales growth in Technical Solutions, primarily as the result of increased volume in the United States, China and Canada;

•	core sales growth in Water Quality Systems due to higher sales of certain pool products serving North American residential housing and increased demand for global food & beverage solutions; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	unfavorable foreign currency effects;

•	decreases in sales of energy products in Valves & Controls and sales declines in residential retail product sales and infrastructure businesses in Flow & Filtration Solutions; and

•	loss of revenue related to the 2013 divestitures of businesses in Technical Solutions and Flow & Filtration Solutions.
Gross profit
The 1.1 percentage point decrease in gross profit as a percentage of sales in 2015 from 2014 was primarily the result of:

•	lower core sales volumes, which resulted in decreased leverage on fixed expenses included in cost of goods sold;

•
an increase in cost of goods sold of $35.7 million in 2015 compared to 2014 as a result of inventory fair value step-up recorded as part of the Technical Solutions acquisitions in 2015, which did not occur in 2014; and

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

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices; and

•	selective increases in selling prices across all business segments to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
The 0.5 percentage point decrease in SG&A expense as a percentage of sales in 2015 from 2014 and was driven by:

•	"mark-to-market" actuarial gains related to pension and other post-retirement benefit plans of $23.0 million in 2015, compared to "mark-to-market" actuarial losses of $49.9 million in 2014; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.

These decreases were partially offset by:

•	restructuring costs of $117.8 million in 2015, compared to $88.3 million in 2014;

•	deal related costs and expenses of $14.3 million for 2015; and

•	lower sales volume and the resulting loss of leverage on fixed operating expenses.
SG&A expense as a percentage of sales remained consistent in 2014 from 2013 and was favorably impacted by the following:

•	restructuring costs of $88.3 million in 2014, compared to $103.2 million in 2013;

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	higher sales volume and the resultant gain of leverage on fixed operating expenses.
These favorable fluctuations were offset by the following:

•	"mark-to-market" actuarial losses related to pension and other post-retirement benefit plans of $49.9 million in 2014, compared to "mark-to-market" actuarial gains of $63.2 million in 2013; and

•	costs of $10.3 million incurred in 2014, compared to $5.4 million in 2013, as a result of the Redomicile of the Company from Switzerland to Ireland.
Impairment of goodwill and trade names
During the fourth quarter of 2015, we recognized a pre-tax, non-cash impairment charge of $554.7 million related to goodwill and trade name intangible assets in Valves & Controls. An impairment charge of $11.0 million was recorded in the fourth quarter of 2013 related to a trade name in Technical Solutions.
Gain on sale of businesses, net
During 2013, we sold businesses that were part of Technical Solutions and Flow & Filtration Solutions for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively.
Net interest expense
The 49.7 percent increase in net interest expense in 2015 from 2014 was primarily the result of:

•
the amortization of $10.8 million of debt issuance costs during 2015 related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated upon issuance of the September 2015 issuance of senior notes discussed in Liquidity and Capital Resources below) in connection with the ERICO Acquisition;

•	the impact of higher debt levels during 2015, compared to 2014, primarily as the result of the September 2015 issuance of senior notes; and

•	higher interest rates on commercial paper.
The 3.2 percent decrease in net interest expense in 2014 from 2013 was primarily the result of:

•	reduced overall interest rates in effect on our outstanding debt; and

•	additional interest expense of $2.1 million in the second quarter of 2013 for a working capital and net indebtedness adjustment related to the Merger that did not recur in 2014.
These decreases were partially offset by:

•	the impact of higher debt levels during 2014 compared to 2013.
Provision for income taxes
The 165.1 percentage point increase in the effective tax rate in 2015 from 2014 was primarily due to:

•	a goodwill impairment charge of $515.2 million, which was not tax deductible;

•	restructuring costs in jurisdictions with low tax benefits;

•	an increase in valuation allowances during 2015; and

•	the unfavorable tax impact of transaction costs related to the ERICO Acquisition.
These increases were partially offset by:

•	the mix of global earnings toward lower tax jurisdictions; and

•	non-recurring withholding taxes during 2014 which did not recur in 2015.
The 2.9 percentage point decrease in the effective tax rate in 2014 from 2013 was primarily due to:

•	the mix of global earnings toward lower tax jurisdictions.
The decrease was partially offset by:

•	increase in withholding taxes that are non-recurring.
SEGMENT RESULTS OF OPERATIONS
This summary that follows provides a discussion of the results of operations of each of our four reportable segments (Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions). Each of these segments comprises various product offerings that serve multiple end markets.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. During the third quarter of 2015, we revised our definition of segment income to exclude intangible amortization to better reflect how management assesses performance of the business. Segment income represents operating income (loss) from continuing operations exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Valves & Controls
The net sales and segment income for Valves & Controls were as follows:

	Years ended December 31			% / point change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$1,840.1	$2,377.3	$2,451.7	(22.6)%	(3.0)%
Segment income	223.0	398.5	349.3	(44.0)%	14.1%
% of net sales	12.1%	16.8%	14.2%	(4.7)	2.6
Net sales
The components of the change in Valves & Controls net sales were as follows:

	2015 vs. 2014	2014 vs. 2013
Volume	(13.6)%	(2.2)%
Price	(0.1)	0.5
Core growth	(13.7)	(1.7)
Currency	(8.9)	(1.3)
Total	(22.6)%	(3.0)%
The 22.6 percent decrease in Valves & Controls net sales in 2015 from 2014 was primarily the result of:

•	lower shipments and orders within the oil & gas and industrial businesses and broad-based slowing of global capital spending;

•	continued sales decline in the mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	sales growth in developing regions, including Southeast Asia, India and Eastern Europe.

The 3.0 percent decrease in Valves & Controls net sales in 2014 from 2013 was primarily the result of:

•	decreased sales volume related to lower shipments for our energy products, particularly in the mining industry; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	increased sales volume for our industrial products; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	2015		2014
Growth	(6.5	) pts	—
Inflation	(1.0)		(1.4)
Productivity/Price	2.8		4.0
Total	(4.7	) pts	2.6	pts

The 4.7 percentage point decrease in segment income for Valves & Controls as a percentage of net sales in 2015 from 2014 was primarily the result of:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	inflationary cost increases.
These decreases were partially offset by:

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
The 2.6 percentage point increase in segment income for Valves & Controls as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	selective increases in selling price to mitigate inflationary cost increases related to raw materials and labor costs;

•	favorable project mix due to higher margin projects in 2014; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	costs related to the operating model transformation investment in 2014.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions were as follows:

	Years ended December 31			% / point change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$1,441.6	$1,603.1	$1,651.8	(10.1)%	(2.9)%
Segment income	185.1	199.5	202.4	(7.2)%	(1.4)%
% of net sales	12.8%	12.3%	12.3%	0.5	—

Net sales
The components of the change in Flow & Filtration Solutions net sales were as follows:

	2015 vs. 2014	2014 vs. 2013
Volume	(4.6)%	(2.1)%
Price	1.0	0.7
Core growth	(3.6)	(1.4)
Acquisition (divestiture)	—	(0.6)
Currency	(6.5)	(0.9)
Total	(10.1)%	(2.9)%
The 10.1 percent decrease in Flow & Filtration Solutions sales in 2015 from 2014 was primarily the result of:

•	decrease in core sales due to significant declines in the global agricultural industry, broad-based slowing of global capital spending and customer inventory de-stocking;

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	core sales growth in our food & beverage business; and

•	core growth in developing regions, including Eastern Europe and Southeast Asia.
The 2.9 percent decrease in Flow & Filtration Solutions sales in 2014 from 2013 was primarily the result of:

•	decreased sales volume related to the loss of a customer in the residential retail business and sales declines in the infrastructure business;

•	loss of revenue related to the divestiture of a business at the end of the fourth quarter of 2013; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	2015		2014
Growth	(2.5	) pts	—
Acquisition (divestiture)	—		(0.1)
Inflation	(1.4)		(1.5)
Productivity/Price	4.4		1.6
Total	0.5	pts	—

The 0.5 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in 2015 from 2014 was primarily the result of:

•	price increases more than offsetting inflationary cost increases;

•	savings driven by restructuring actions; and

•	savings generated from our PIMS initiatives including lean and supply management practices.

These increases were partially offset by:

•	inflationary increases related to labor and certain raw materials;

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014.
Segment income for Flow & Filtration Solutions as a percentage of net sales remained consistent in 2014 from 2013 and was positively impacted by the following:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These were partially offset by:

•	inflationary increases related to labor and certain raw materials.
Water Quality Systems
The net sales and segment income for Water Quality Systems were as follows:

	Years ended December 31			% / point change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$1,381.5	$1,356.4	$1,269.3	1.9%	6.9%
Segment income	281.8	253.3	227.9	11.3%	11.1%
% of net sales	20.4%	18.7%	18.0%	1.7	0.7
Net sales
The components of the change in Water Quality Systems net sales were as follows:

	2015 vs. 2014	2014 vs. 2013
Volume	4.2%	6.2%
Price	0.8	1.3
Core growth	5.0	7.5
Currency	(3.1)	(0.6)
Total	1.9%	6.9%
The 1.9 percent increase in Water Quality Systems sales in 2015 from 2014 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market in 2015;

•	core sales growth within our residential & commercial and food & beverage businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	decreased sales in Western Europe and in the developing regions of Brazil and Latin America.
The 6.9 percent increase in Water Quality Systems sales in 2014 from 2013 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing;

•	increased demand for global food & beverage solutions in 2014;

•	growth in developed regions led by strength in the U.S. and Western Europe; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	sales declines in our industrial and infrastructure businesses;

•	unfavorable foreign currency effects; and

•	decreased sales in Brazil and Western Europe.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	2015		2014
Growth	0.3	pts	—
Inflation	(1.0)		(1.5)
Productivity/Price	2.4		2.2
Total	1.7	pts	0.7	pts

The 1.7 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in 2015 from 2014 was primarily the result of:

•	price increases more than offsetting inflationary cost increases; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
The 0.7 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in 2014 from 2013 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	core sales growth in our residential & commercial and food & beverage businesses, which resulted in increased leverage on operating expenses.
These increases were partially offset by:

•	inflationary increases related to certain raw materials; and

•	lower sales volumes in our industrial and infrastructure businesses, which resulted in decreased leverage on operating expenses.
Technical Solutions
The net sales and segment income for Technical Solutions were as follows:

	Years ended December 31			% / point change
In millions	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Net sales	$1,809.3	$1,728.1	$1,663.4	4.7%	3.9%
Segment income	395.0	378.1	342.0	4.5%	10.6%
% of net sales	21.8%	21.9%	20.6%	(0.1)	1.3

Net sales
The components of the change in Technical Solutions net sales were as follows:

	2015 vs. 2014	2014 vs. 2013
Volume	2.2%	4.2%
Price	0.1	1.3
Core growth	2.3	5.5
Acquisition (divestiture)	8.5	(0.4)
Currency	(6.1)	(1.2)
Total	4.7%	3.9%
The 4.7 percent increase in Technical Solutions sales in 2015 from 2014 was primarily the result of:

•	sales of $147.0 million in 2015 as a result of the ERICO Acquisition;

•	core growth in our residential & commercial and energy businesses; and

•	higher project core sales volume in the United States and Canada.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects;

•	lower core sales volumes in our infrastructure business, primarily due to broad-based slowing of global capital spending; and

•	a decrease in demand for products in developing regions.
The 3.9 percent increase in Technical Solutions sales in 2014 from 2013 was primarily the result of:

•	higher sales volume in the U.S., China and Canada;

•	increased sales in our industrial, infrastructure and residential & commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	unfavorable foreign currency effects; and

•	loss of revenue related to the divestiture of a business at the end of the first quarter of 2013.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	2015		2014
Growth	(1.3	) pts	—
Acquisition/Divestiture	0.4		0.1
Inflation	(1.1)		(1.7)
Productivity/Price	1.9		2.9
Total	(0.1	) pts	1.3	pts

The 0.1 percentage point decrease in segment income for Technical Solutions as a percentage of net sales in 2015 from 2014 and was primarily the result of:

•	high margin project sales in 2014 that did not recur in 2015;

•	lower core sales volumes in our infrastructure business, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	higher core sales volumes in our energy and commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 1.3 percentage point increase in segment income for Technical Solutions as a percentage of sales in 2014 from 2013 was primarily the result of:

•	higher sales volume in our industrial, infrastructure and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Flow & Filtration Solutions and Water Quality Systems. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. Additionally, Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Cash provided by operating activities of continuing operations was $750.0 million in 2015, or $255.0 million lower than in 2014. The decrease in cash provided by operating activities from continuing operations was due primarily to a $173.2 million decrease in Net income (loss) from continuing operations before noncontrolling interest, net of the following non-cash items: depreciation and amortization, loss (gain) on sale of businesses, goodwill and trade name impairment and pension and other post-retirement expense (income).
Cash provided by operating activities from continuing operations was $1,005.0 million in 2014, or $73.7 million higher than in 2013. The increase in cash provided by operating activities from continuing operations was due primarily to a $184.3 million increase in Net income (loss) before noncontrolling interest, net of the following non-cash items: depreciation and amortization, loss (gain) on sale of businesses, trade name impairment and pension and other post-retirement expense (income).
Investing activities
Net cash used for investing activities of continuing operations was $2,024.5 million in 2015, compared to $128.3 million in 2014 and $211.2 million in 2013. The following investing activities impacted our cash flow:

Acquisitions
In 2015, we paid cash of $1,806.3 million, net of cash acquired, to acquire ERICO Global Company during the third quarter and cash of $96.0 million, net of cash acquired, to acquire Nuheat Industries Limited ("Nuheat") during the second quarter, both as part of Technical Solutions. During the fourth quarter, we paid an additional $0.9 million related to the Nuheat acquisition in settlement of a working capital adjustment.
In December 2014, we paid cash of $7.5 million and $4.8 million to acquire businesses as part of Water Quality Systems and Technical Solutions, respectively.
In June 2013, $84.4 million of cash was paid to Tyco in settlement of a working capital and net indebtedness adjustment related to the Merger. In addition, in December 2013 we acquired a business as part of Water Quality Systems for cash consideration of $8.0 million, net of cash acquired.
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow & Filtration Solutions for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively.
Capital expenditures
Capital expenditures in 2015, 2014 and 2013 were $134.3 million, $129.6 million and $170.0 million, respectively. We anticipate capital expenditures for fiscal 2016 to be approximately $140 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash provided by financing activities was $1,286.3 million in 2015. Cash provided by financing activities in 2015 was primarily due to cash proceeds received from the September 2015 issuance of senior notes (discussed below), partially offset by share repurchases, repayment of $350.0 million of senior notes due 2015 and payment of dividends.
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
Additionally, PFSA has outstanding $350.0 million of 1.875% Senior Notes due 2017, $250.0 million of 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and $550.0 million of 3.15% Senior Notes due 2022 and Pentair, Inc. has outstanding $127.0 million of 5.00% Senior Notes due 2021, all of which are guaranteed as to payment by Pentair plc and PISG.
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Amended Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below) following the ERICO Acquisition from 3.50 to 1.00 on the last day of each fiscal quarter to the amounts specified below. Additionally, in September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Amended Credit Facility (the "Second Amendment," and together with the First Amendment, the "Amendments"), which, among other things, increased the maximum aggregate availability to $2,500.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2015 and 2014, we had $179.5 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connect with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing debt, and in addition (but without duplication of) the fees, cost and expenses referred above, any fees costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrance, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2015, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Amended Credit Facility was $1,139.1 million as of December 31, 2015, which was limited to $640.6 million by the Leverage Ratio in the Amended Credit Facility’s credit agreement.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $50.6 million, of which none was outstanding at December 31, 2015. Borrowings under these credit facilities bear interest at variable rates.
As of December 31, 2015, we had $64.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends
We paid dividends in 2015 of $231.7 million, or $1.28 per ordinary share, compared with $211.4 million, or $1.10 per ordinary share, in 2014 and $194.2 million, or $0.96 per ordinary share, in 2013. On December 8, 2015, the Board of Directors declared a dividend of $0.33 that was paid on February 12, 2016 to shareholders of record at the close of business on January 29, 2016. Additionally, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, which is intended to be paid in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016. The 2016 increase will mark the 40th consecutive year we have increased dividends.
Under Irish law, the payment of future cash dividends after those approved at our 2014 annual meeting of shareholders and redemptions and repurchases of shares following the Redomicile may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish

High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.6 billion and $12.1 billion as of December 31, 2015 and 2014, respectively.
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
Prior to the closing of the Merger, our Board of Directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization did not have an expiration date. In October 2012, our Board of Directors authorized the repurchase of our ordinary shares with a maximum aggregate value of $800.0 million. This authorization expired on December 31, 2015 and was in addition to the $400.0 million share repurchase authorization. There is no remaining availability under the 2012 authorizations.
In December 2013, the Board of Directors authorized the repurchase of shares of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2016 and is in addition to the combined $1.2 billion 2012 share repurchase authorizations. There is no remaining availability under the 2013 authorization.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the 2012 and 2013 share repurchase authorizations. The authorization expires on December 31, 2019.
During the year ended December 31, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million under the 2014 authorization and had $800.0 million remaining availability for repurchases under the 2014 authorization.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2016	2017	2018	2019	2020	Thereafter	Total
Debt obligations	$—	$350.0	$500.0	$2,159.3	$400.0	$1,300.0	$4,709.3
Capital lease obligations	0.7	—	—	—	—	—	0.7
Interest obligations on fixed-rate debt	109.6	107.9	99.4	85.2	64.8	98.0	564.9
Operating lease obligations, net of sublease rentals	44.3	32.6	24.8	19.8	14.9	23.3	159.7
Purchase obligations	43.1	1.7	0.2	0.1	0.1	0.1	45.3
Pension and other post-retirement plan contributions	24.4	20.4	22.5	23.2	19.8	87.1	197.4
Marketing obligations	6.6	4.2	3.5	3.0	2.4	11.9	31.6
Total contractual obligations, net	$228.7	$516.8	$650.4	$2,290.6	$502.0	$1,520.4	$5,708.9
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2015, variable interest rate debt was $1,360.9 million at a weighted average interest rate of 1.54%.
The total gross liability for uncertain tax positions at December 31, 2015 was estimated to be $69.9 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2015, we had recorded $2.6 million for the possible payment of penalties and $10.8 million related to the possible payment of interest.

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

	Years ended December 31
In millions	2015	2014	2013
Net cash provided by operating activities of continuing operations	$750.0	$1,005.0	$931.3
Capital expenditures	(134.3)	(129.6)	(170.0)
Proceeds from sale of property and equipment	27.3	13.1	6.0
Free cash flow	$643.0	$888.5	$767.3
Off-balance sheet arrangements
At December 31, 2015, we had no off-balance sheet financing arrangements.
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
As of December 31, 2015, there were approximately 4,100 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $237.9 million and $249.1 million as of December 31, 2015 and 2014, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $111.0 million and $115.8 million at December 31, 2015 and 2014, respectively, and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $22.8 million and $31.4 million as of December 31, 2015 and 2014, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
As of December 31, 2015 and 2014, the outstanding value of bonds, letters of credit and bank guarantees totaled $402.2 million and $370.1 million, respectively.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2021 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 9.5% to 12.5% in determining the discounted cash flows in our fair value analysis.
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
We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2015, 2014 and 2013 with all but one of our reporting units' fair value substantially in excess of its carrying value. In connection with our 2015 annual impairment test, we determined that the fair value of our Valves & Controls reporting unit did not exceed its carrying value by a significant amount. The percentage of excess fair value over carrying value of this reporting unit was approximately 9% as of the annual impairment testing date. If cash flow projections decreased by 10.5%, or if the discount rate increased by 100 basis points, this reporting unit would have failed the annual step one test.
During the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the reporting unit and thereby increasing the likelihood that the associated goodwill could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls goodwill for impairment. As a result, we reperformed our step one analysis as of December 31,

2015. Consistent with our annual test, the fair value was estimated using both a discounted cash flow analysis and market approach.
The results of our step one goodwill impairment testing as of December 31, 2015 indicated that the fair value of Valves & Controls was below its carrying value. Accordingly, we performed the step two test and concluded the goodwill of Valves & Controls was impaired. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million for the year ended December 31, 2015. The impairment is included in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the Valves & Controls and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in Valves & Controls.

There was no impairment charge recorded in 2014 for identifiable intangible assets. An impairment charge of $11.0 million was recorded in 2013 related to a trade name in Technical Solutions as the result of a rebranding strategy implemented in the fourth quarter of 2013. These trade name impairment charges were recorded in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Impairment of long-lived assets
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2015, 2014, and 2013, we recorded impairment charges of $17.7 million, $20.9 million and $16.6 million, respectively, in conjunction with restructuring activities.
Percentage of completion revenue recognition
Revenue from certain long-term contracts is recognized over the contractual period under the percentage of completion method of accounting. Under this method, sales and gross profit are recognized as work is performed either based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts expended for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs and contract values. These reviews have not resulted in adjustments that were significant to our results of operations. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement.

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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax income of $23.0 million in 2015, a pre-tax charge of $49.9 million in 2014 and pre-tax income of $63.2 million in 2013. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. plans of 4.21% in 2015, 3.63% in 2014 and 4.51% in 2013. The discount rates on our Non-U.S. plans ranged from 0.50% to 4.25% in 2015, 0.50% to 4.25% in 2014 and 0.50% to 5.00% in 2013. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2016.
Expected rate of return
Our expected rate of return on plan assets for our U.S. plans was 3.65% for 2015, 4.56% in 2014 and 3.75% in 2013. The expected rate of return on our Non-U.S. plans ranged from 1.00% to 6.00% in 2015, 1.00% to 6.40% in 2014 and 1.00% to 6.50% in 2013. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. The shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2015, the U.S. pension plans have an approximately 98 percent allocation to fixed income investments. As a result of the adoption of this investment strategy, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate.
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
Interest rate risk
Our debt portfolio as of December 31, 2015, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 71% fixed-rate debt and 29% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2015, a 100 basis point increase or decrease in interest rates would result in a $144.3 million decrease or a $152.1 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2015, a 100 basis point increase or decrease in interest rates would result in a $13.6 million increase or decrease in interest incurred.

Foreign currency risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2015 and 2014, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $331.5 million and $250.8 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of AOCI and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.

In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge of our investments in certain international subsidiaries that use the Euro as their functional currency. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2015. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $49.9 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $60.9 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Pentair plc and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.
Management has excluded from its assessment the internal control over financial reporting at ERICO Global Company, which was acquired on September 18, 2015 and whose financial statements constitute approximately 19 percent of total assets and 2 percent of total revenues in the consolidated financial statements as of and for the year ended December 31, 2015.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
Manchester, United Kingdom
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ERICO Global Company ("ERICO"), which was acquired on September 18, 2015 and whose financial statements constitute approximately 19 percent of total assets and 2 percent of total revenues in the consolidated financial statements as of and for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at ERICO.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
Manchester, United Kingdom
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair plc and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 26, 2016

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2015	2014	2013
Net sales	$6,449.0	$7,039.0	$6,999.7
Cost of goods sold	4,263.2	4,576.0	4,629.6
Gross profit	2,185.8	2,463.0	2,370.1
Selling, general and administrative	1,334.3	1,493.8	1,493.7
Research and development	119.6	117.3	122.8
Impairment of goodwill and trade names	554.7	—	11.0
Operating income	177.2	851.9	742.6
Other (income) expense
Loss (gain) on sale of businesses, net	3.2	0.2	(20.8)
Equity income of unconsolidated subsidiaries	(2.8)	(1.2)	(2.0)
Interest income	(6.0)	(3.7)	(4.4)
Interest expense	108.7	72.3	75.3
Income from continuing operations before income taxes and noncontrolling interest	74.1	784.3	694.5
Provision for income taxes	139.1	177.3	177.0
Net income (loss) from continuing operations before noncontrolling interest	(65.0)	607.0	517.5
Income (loss) from discontinued operations, net of tax	(4.7)	(6.4)	25.9
Loss from sale / impairment of discontinued operations, net of tax	(6.7)	(385.7)	(0.8)
Net income (loss) before noncontrolling interest	(76.4)	214.9	542.6
Noncontrolling interest	—	—	5.8
Net income (loss) attributable to Pentair plc	$(76.4)	$214.9	$536.8
Net income (loss) from continuing operations attributable to Pentair plc	$(65.0)	$607.0	$511.7
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$(76.4)	$214.9	$542.6
Changes in cumulative translation adjustment	(264.9)	(336.3)	(29.1)
Amortization of pension and other post-retirement prior service cost, net of $0, $0 and $0.2 tax, respectively	—	—	(0.4)
Changes in market value of derivative financial instruments, net of $0.5, $1.1 and $0.7 tax, respectively	0.2	(0.4)	(0.3)
Total comprehensive income (loss)	(341.1)	(121.8)	512.8
Less: Comprehensive income attributable to noncontrolling interest	—	—	8.0
Comprehensive income (loss) attributable to Pentair plc	$(341.1)	$(121.8)	$504.8
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$(0.36)	$3.19	$2.54
Discontinued operations	(0.06)	(2.06)	0.13
Basic earnings (loss) per ordinary share attributable to Pentair plc	$(0.42)	$1.13	$2.67
Diluted
Continuing operations	$(0.36)	$3.14	$2.50
Discontinued operations	(0.06)	(2.03)	0.12
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$(0.42)	$1.11	$2.62
Weighted average ordinary shares outstanding
Basic	180.3	190.6	201.1
Diluted	182.6	193.7	204.6
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2015	2014
Assets
Current assets
Cash and cash equivalents	$126.3	$110.4
Accounts and notes receivable, net of allowances of $103.7 and $96.5, respectively	1,167.7	1,205.9
Inventories	1,174.3	1,130.4
Other current assets	312.3	366.8
Current assets held for sale	—	80.6
Total current assets	2,780.6	2,894.1
Property, plant and equipment, net	942.8	950.0
Other assets
Goodwill	5,255.4	4,741.9
Intangibles, net	2,490.1	1,608.1
Other non-current assets	388.1	436.2
Non-current assets held for sale	—	24.9
Total other assets	8,133.6	6,811.1
Total assets	$11,857.0	$10,655.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.7	$6.7
Accounts payable	578.8	583.1
Employee compensation and benefits	262.9	305.5
Other current liabilities	644.1	709.1
Current liabilities held for sale	—	35.1
Total current liabilities	1,486.5	1,639.5
Other liabilities
Long-term debt	4,709.3	2,997.4
Pension and other post-retirement compensation and benefits	287.2	322.0
Deferred tax liabilities	844.2	528.3
Other non-current liabilities	521.0	497.7
Non-current liabilities held for sale	—	6.5
Total liabilities	7,848.2	5,991.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 180.5 and 202.4 issued at December 31, 2015 and December 31, 2014, respectively	1.8	2.0
Ordinary shares held in treasury, 19.9 shares at December 31, 2014	—	(1,251.9)
Additional paid-in capital	2,860.3	4,250.0
Retained earnings	1,791.7	2,044.0
Accumulated other comprehensive loss	(645.0)	(380.3)
Total equity	4,008.8	4,663.8
Total liabilities and equity	$11,857.0	$10,655.2
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2015	2014	2013
Operating activities
Net income (loss) before noncontrolling interest	$(76.4)	$214.9	$542.6
Loss (income) from discontinued operations, net of tax	4.7	6.4	(25.9)
Loss from sale / impairment of discontinued operations, net of tax	6.7	385.7	0.8
Adjustments to reconcile net income (loss) from continuing operations before noncontrolling interest to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(2.8)	(1.2)	(2.0)
Depreciation	139.5	138.7	141.3
Amortization	121.4	114.0	134.1
Loss (gain) on sale of businesses, net	3.2	0.2	(20.8)
Deferred income taxes	3.0	2.0	54.0
Share-based compensation	33.0	33.6	31.1
Impairment of goodwill and trade names	554.7	—	11.0
Excess tax benefits from share-based compensation	(6.0)	(12.6)	(16.8)
Amortization of bridge financing debt issuance costs	10.8	—	—
Pension and other post-retirement expense (income)	9.1	76.2	(31.3)
Pension and other post-retirement contributions	(24.7)	(27.7)	(34.0)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	48.8	9.0	(106.3)
Inventories	1.4	(3.7)	58.1
Other current assets	(21.7)	(22.0)	(5.7)
Accounts payable	(8.1)	34.5	41.1
Employee compensation and benefits	(41.1)	13.2	66.3
Other current liabilities	(31.2)	58.5	41.2
Other non-current assets and liabilities	25.7	(14.7)	52.5
Net cash provided by (used for) operating activities of continuing operations	750.0	1,005.0	931.3
Net cash provided by (used for) operating activities of discontinued operations	(10.7)	3.4	(3.4)
Net cash provided by (used for) operating activities	739.3	1,008.4	927.9
Investing activities
Capital expenditures	(134.3)	(129.6)	(170.0)
Proceeds from sale of property and equipment	27.3	13.1	6.0
Proceeds from sale of businesses, net	—	0.3	43.5
Acquisitions, net of cash acquired	(1,913.9)	(12.3)	(92.4)
Other	(3.6)	0.2	1.7
Net cash provided by (used for) investing activities of continuing operations	(2,024.5)	(128.3)	(211.2)
Net cash provided by (used for) investing activities of discontinued operations	59.0	—	—
Net cash provided by (used for) investing activities	(1,965.5)	(128.3)	(211.2)
Financing activities
Net receipts (repayments) of short-term borrowings	(2.3)	0.5	—
Net receipts of commercial paper and revolving long-term debt	363.5	468.6	104.2
Proceeds from long-term debt	1,714.8	2.2	0.7
Repayment of long-term debt	(356.6)	(16.8)	(7.4)
Debt issuance costs	(26.8)	(3.1)	(1.4)
Excess tax benefits from share-based compensation	6.0	12.6	16.8
Shares issued to employees, net of shares withheld	19.4	37.0	80.0
Repurchases of ordinary shares	(200.0)	(1,150.0)	(715.8)
Dividends paid	(231.7)	(211.4)	(194.2)
Purchase of / distribution to noncontrolling interest	—	(134.7)	(2.0)
Net cash provided by (used for) financing activities	1,286.3	(995.1)	(719.1)
Effect of exchange rate changes on cash and cash equivalents	(44.2)	(30.6)	21.0
Change in cash and cash equivalents	15.9	(145.6)	18.6
Cash and cash equivalents, beginning of year	110.4	256.0	237.4
Cash and cash equivalents, end of year	$126.3	$110.4	$256.0
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total Pentair plc	Non-controlling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2012	213.0	$113.5	(6.9)	$(315.5)	$5,292.4	$1,292.3	$(11.6)	$6,371.1	$116.4	$6,487.5
Net income	—	—	—	—	—	536.8	—	536.8	5.8	542.6
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(32.0)	(32.0)	2.2	(29.8)
Tax benefit of share-based compensation	—	—	—	—	22.6	—	—	22.6	—	22.6
Dividends declared	—	—	—	—	(198.5)	—	—	(198.5)	—	(198.5)
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	(2.0)	(2.0)
Share repurchase	—	—	(12.3)	(715.8)	—	—	—	(715.8)	—	(715.8)
Exercise of options, net of shares tendered for payment	—	—	3.0	131.8	(35.6)	—	—	96.2	—	96.2
Issuance of restricted shares, net of cancellations	—	—	0.9	37.0	(37.0)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	(12.6)	(3.6)	—	—	(16.2)	—	(16.2)
Share-based compensation	—	—	—	—	31.1	—	—	31.1	—	31.1
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	214.9	—	214.9	—	214.9
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(336.7)	(336.7)	—	(336.7)
Tax benefit of share-based compensation	—	—	—	—	11.4	—	—	11.4	—	11.4
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(229.5)	—	—	(229.5)	—	(229.5)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	(10.6)	(0.1)	(5.8)	(450.7)	(699.2)	—	—	(1,150.0)	—	(1,150.0)
Exercise of options, net of shares tendered for payment	—	—	1.3	60.9	(14.4)	—	—	46.5	—	46.5
Issuance of restricted shares, net of cancellations	—	—	0.3	19.3	(19.3)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(6.3)	(3.1)	—	—	(9.4)	—	(9.4)
Share-based compensation	—	—	—	—	33.6	—	—	33.6	—	33.6
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
Net income (loss)	—	—	—	—	—	(76.4)	—	(76.4)	—	(76.4)
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(264.7)	(264.7)	—	(264.7)
Tax benefit of share-based compensation	—	—	—	—	5.7	—	—	5.7	—	5.7
Dividends declared	—	—	—	—	1.5	(175.9)	—	(174.4)	—	(174.4)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)	—	(200.0)
Cancellation of treasury shares	(19.1)	(0.2)	19.1	1,210.9	(1,210.7)	—	—	—	—	—
Exercise of options, net of shares tendered for payment	0.1	—	0.7	34.6	(3.5)	—	—	31.1	—	31.1
Issuance of restricted shares, net of cancellations	0.3	—	0.2	9.4	(9.4)	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.1)	(3.0)	(6.3)	—	—	(9.3)	—	(9.3)
Share-based compensation	—	—	—	—	33.0	—	—	33.0	—	33.0
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8	$—	$4,008.8
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (the "Company" or "Pentair") is a focused diversified industrial manufacturing company comprising four reporting segments: Valves & Controls, Flow & Filtration Solutions, Water Quality Systems and Technical Solutions.

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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco’s shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco’s shareholders.
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
The consolidated financial statements have been prepared in U.S. dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Fiscal year
Our fiscal year ends on December 31. We reported our interim quarterly periods on a 13-week basis ending on a Saturday during 2015, 2014 and 2013. Beginning in 2016, we will report our interim quarterly periods on a calendar quarter basis.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Percentage of completion
Revenue from certain long-term contracts is recognized over the contractual period under the percentage of completion method of accounting. Under this method, sales and gross profit are recognized as work is performed either based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. Estimated losses are recorded when identified. Claims against customers are recognized as revenue upon settlement.
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
Research and development
We conduct research and development ("R&D") activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2015, 2014 and 2013 were $119.6 million, $117.3 million and $122.8 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers’ financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2015 or December 31, 2014.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Inventories
Inventories are stated at the lower of cost or market with substantially all inventories recorded using the first-in, first-out ("FIFO") cost method and with an insignificant amount of inventories located outside the U.S. recorded using a moving average cost method which approximates FIFO.

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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. During 2015, 2014 and 2013, we recorded impairment charges of $17.7 million, $20.9 million and $16.6 million, respectively, in conjunction with restructuring activities.
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
The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. This non-recurring fair value measurement is a "Level 3" measurement under the fair value hierarchy described below.
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2021 are projected to grow at a perpetual growth rate of 3.0%.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 9.5% to 12.5% in determining the discounted cash flows in our fair value analysis.
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

We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2015, 2014 and 2013 with each reporting unit’s fair value in excess of its carrying value. During the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the Valves & Controls reporting unit and thereby increasing the likelihood that the associated goodwill could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls goodwill for impairment. As a result, we reperformed our step one analysis as of December 31, 2015.
The results of our step one goodwill impairment testing as of December 31, 2015 indicated that the fair value of Valves & Controls was below its carrying value. Accordingly, we performed the step two test and concluded the goodwill of Valves & Controls was impaired. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million for the year ended December 31, 2015. The impairment is included in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss). The non-recurring fair value measurement is a "Level 3" measurement under the fair value hierarchy described below.
Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with finite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant.
The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a "Level 3" measurement under the fair value hierarchy described below.
As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the Valves & Controls and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in Valves & Controls.

There was no impairment charge recorded in 2014 for identifiable intangible assets. An impairment charge of $11.0 million was recorded in 2013 related to a trade name in Technical Solutions as the result of a rebranding strategy implemented in the fourth quarter of 2013. These trade name impairment charges were recorded in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Equity and cost method investments
We have investments that are accounted for using the equity method. Our proportionate share of income or losses from investments accounted for under the equity method is recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). We write down or write off an investment and recognize a loss when events or circumstances indicate there is impairment in the investment that is other-than-temporary. This requires significant judgment, including assessment of the investees’ financial condition and in certain cases the possibility of subsequent rounds of financing, as well as the investees’ historical and projected results of operations and cash flows. If the actual outcomes for the investees are significantly different from projections, we may incur future charges for the impairment of these investments. Our investment in and loans to equity method investees was $36.0 million and $12.9 million at December 31, 2015 and December 31, 2014, respectively, net of our proportionate share of the results of their operations.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Investments for which we do not have significant influence are accounted for under the cost method. The aggregate balance of these investments was $9.3 million and $8.6 million at December 31, 2015 and December 31, 2014, respectively.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.
Environmental
We recognize environmental clean-up liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental clean-up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in clean-up technologies and additional information about the ultimate clean-up remedy that is used could significantly change our estimates. Accruals for environmental liabilities are included in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets.
Asbestos matters
We recognize asbestos-related liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Certain of these liabilities are subject to insurance coverage and we recognize receivables for asbestos-related insurance recoveries only when realization of the claim is deemed probable. Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. The process of estimating asbestos-related liabilities and the corresponding insurance recoveries receivable is complex and dependent primarily on our historical claim experience, estimates of potential future claims, our legal strategy for resolving these claims, the availability of insurance coverage, and the solvency and creditworthiness of insurers. On an annual basis, we review, and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions.
Accruals for asbestos-related liabilities are included in Other non-current liabilities and the estimated receivable for insurance recoveries are recorded in Other non-current assets in the Consolidated Balance Sheets.
Insurance subsidiary
We insure certain general and product liability, property, workers’ compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company ("Penwald"). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2015 and 2014, reserves for policy claims were $62.2 million ($13.2 million included in Other current liabilities and $49.0 million included in Other non-current

Pentair plc and Subsidiaries
Notes to consolidated financial statements

liabilities) and $58.1 million ($13.2 million included in Other current liabilities and $44.9 million included in Other non-current liabilities), respectively.
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
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

Gains and losses on net investment hedges are included in AOCI as a separate component of equity in the Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

New accounting standards
In November 2015, the Financial Accounting Standards Board (the "FASB") issued a new accounting standard which clarifies and simplifies the balance sheet classification of deferred tax assets and liabilities. Under the new standard, all deferred tax assets and liabilities are required to be classified as non-current in a classified balance sheet. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the impact this standard will have on our financial condition.
In September 2015, the FASB issued a new accounting standard related to the accounting for measurement period adjustments recognized in a business combination. Under the previous standard, when adjustments were made to amounts previously reported as part of a business combination during the measurement period, entities were required to revise comparative information for prior periods. Under the new standard, entities must recognize these adjustments in the reporting period in which the amounts are determined rather than retrospectively. The new standard is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, and early adoption is permitted. We adopted the new standard during the fourth quarter of 2015.
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
Material acquisitions
On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to income tax-related items. We expect the purchase price allocation to be completed in the first half of 2016. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations.
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition:

In millions	As Originally Reported	As Revised
Cash	$11.6	$11.8
Accounts receivable	76.7	75.9
Inventories	99.0	102.4
Other current assets	9.5	2.9
Property, plant and equipment	27.0	53.4
Identifiable intangible assets	964.6	1,033.8
Goodwill	1,102.8	1,061.9
Current liabilities	(96.0)	(97.2)
Deferred income taxes, including current	(373.0)	(418.8)
Other liabilities	(4.1)	(8.0)
Purchase price	$1,818.1	$1,818.1
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $1,061.9 million, none of which is expected to be deductible for income tax purposes. Identifiable

Pentair plc and Subsidiaries
Notes to consolidated financial statements

intangible assets acquired as part of the ERICO Acquisition include $228.4 million of indefinite-lived trade name intangible assets and $805.4 million of definite-lived customer relationships with an estimated useful life of 21 years.

ERICO's net sales and net income for the period from the acquisition date to December 31, 2015 were $147.0 million and $12.7 million, respectively.

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014, the beginning of the comparable prior annual reporting period:

	Years ended December 31
In millions, except share and per-share data	2015	2014
Pro forma net sales	$6,835.2	$7,596.0
Pro forma net income (loss) from continuing operations	(1.6)	609.2
Pro forma earnings (loss) per ordinary share - continuing operations
Basic	$(0.01)	$3.20
Diluted	(0.01)	3.15
The unaudited pro forma net income (loss) from continuing operations for the year ended December 31, 2014 was adjusted to include the impact of $32.8 million in non-recurring items related to acquisition date fair value adjustments to inventory. The unaudited pro forma net income (loss) for the year ended December 31, 2015 excludes the impact of $24.6 million of non-recurring transaction related and bridge financing costs.
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
Other acquisitions
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net of cash acquired. In November 2015, cash of $0.9 million (1.2 million Canadian dollars translated at the average monthly exchange rate) was paid to Nuheat in settlement of a working capital adjustment. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $43.2 million, none of which is tax deductible. Identified intangible assets acquired consisted of customer relationships of $53.3 million, with an estimated useful life of 17 years. The pro forma impact of this acquisition was deemed to not be material.
On January 30, 2014, we acquired, as part of Water Quality Systems, the remaining 19.9 percent ownership interest in two entities, a U.S. entity and an international entity (collectively, Pentair Residential Filtration or "PRF"), from GE Water & Process Technologies (a unit of General Electric Company) ("GE") for $134.3 million in cash. Prior to the acquisition, we held a 80.1 percent ownership equity interest in PRF, representing our and GE's respective global water softener and residential water filtration businesses. There was no material pro forma impact from this acquisition as the results of PRF were consolidated into our financial statements prior to acquiring the remaining interest.

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
During 2015, we sold the remainder of our Water Transport business and received cash proceeds of $59.0 million. The results of the Water Transport business have been presented as discontinued operations and the assets and liabilities of the Water Transport business have been reclassified as held for sale for all periods presented.
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2015	2014	2013
Net sales	$18.6	$295.8	$490.1
Cost of goods sold	18.1	250.2	387.4
Gross profit	$0.5	$45.6	$102.7

Income (loss) from discontinued operations before income taxes	$(7.1)	$1.5	$33.0
Income tax benefit (provision)	2.4	(7.9)	(7.1)
Income (loss) from discontinued operations, net of tax	$(4.7)	$(6.4)	$25.9

Loss from sale / impairment of discontinued operations before income taxes	$(6.7)	$(400.4)	$(1.1)
Income tax benefit	—	14.7	0.3
Loss from sale / impairment of discontinued operations, net of tax	$(6.7)	$(385.7)	$(0.8)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheets were as follows:

	December 31
In millions	2015	2014
Cash and cash equivalents	$—	$7.0
Accounts and notes receivable, net	—	28.8
Inventories	—	30.1
Other current assets	—	14.7
Current assets held for sale	$—	$80.6
Property, plant and equipment, net	$—	$18.5
Other non-current assets	—	6.4
Non-current assets held for sale	$—	$24.9
Accounts payable	$—	$12.2
Employee compensation and benefits	—	11.3
Other current liabilities	—	11.6
Current liabilities held for sale	$—	$35.1
Long-term debt	$—	$4.0
Pension and other post-retirement compensation and benefits	—	2.5
Non-current liabilities held for sale	$—	$6.5
Divestitures
During 2013, we sold businesses that were part of Technical Solutions and Flow & Filtration Solutions for a cash purchase price of $30.1 million and $13.4 million, respectively, net of transaction costs, resulting in a gain of $16.8 million and $4.0 million, respectively. Goodwill of $5.3 million and $5.7 million was included in the assets of the business sold for Technical Solutions and Flow & Filtration Solutions, respectively.

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2015	2014	2013
Net income (loss) attributable to Pentair plc	$(76.4)	$214.9	$536.8
Net income (loss) from continuing operations attributable to Pentair plc	$(65.0)	$607.0	$511.7
Weighted average ordinary shares outstanding
Basic	180.3	190.6	201.1
Dilutive impact of stock options and restricted stock awards	2.3	3.1	3.5
Diluted	182.6	193.7	204.6
Earnings (loss) per ordinary share attributable to Pentair plc
Basic
Continuing operations	$(0.36)	$3.19	$2.54
Discontinued operations	(0.06)	(2.06)	0.13
Basic earnings (loss) per ordinary share attributable to Pentair plc	$(0.42)	$1.13	$2.67
Diluted
Continuing operations	$(0.36)	$3.14	$2.50
Discontinued operations	(0.06)	(2.03)	0.12
Diluted earnings (loss) per ordinary share attributable to Pentair plc	$(0.42)	$1.11	$2.62
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.3	0.5	0.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

5.	Restructuring
During 2015, 2014 and 2013, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2015 initiatives included a reduction in hourly and salaried headcount of approximately 3,000 employees, which included 2,500 in Valves & Controls, 200 in Flow & Filtration Solutions, 100 in Water Quality Systems and 200 in Technical Solutions. The 2014 initiatives included the reduction in hourly and salaried headcount of approximately 1,150 employees, which included 600 in Valves & Controls, 350 in Flow & Filtration Solutions, 50 in Water Quality Systems and 150 in Technical Solutions. The 2013 initiatives included the reduction in hourly and salaried headcount of approximately 1,100 employees, which included 500 in Valves & Controls, 250 in Flow & Filtration Solutions, 50 in Water Quality Systems and 300 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2015	2014	2013
Severance and related costs	$96.7	$58.9	$81.5
Other	21.1	29.4	21.7
Total restructuring costs	$117.8	$88.3	$103.2
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2015	2014	2013
Valves & Controls	$76.5	$48.8	$51.0
Flow & Filtration Solutions	11.2	14.0	17.8
Water Quality Systems	6.2	15.2	5.0
Technical Solutions	15.7	4.3	19.4
Other	8.2	6.0	10.0
Consolidated	$117.8	$88.3	$103.2
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2015	2014
Beginning balance	$73.4	$68.6
Costs incurred	96.7	58.9
Cash payments and other	(78.9)	(54.1)
Ending balance	$91.2	$73.4

6.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 by reportable segment were as follows:

In millions	December 31, 2014	Acquisitions/ divestitures	Impairment	Foreign currency translation/other	December 31, 2015
Valves & Controls	$1,511.6	$—	$(515.2)	$—	$996.4
Flow & Filtration Solutions	942.4	—	—	(59.7)	882.7
Water Quality Systems	1,137.6	—	—	(16.5)	1,121.1
Technical Solutions	1,150.3	1,116.4	—	(11.5)	2,255.2
Total goodwill	$4,741.9	$1,116.4	$(515.2)	$(87.7)	$5,255.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	December 31, 2013	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2014
Valves & Controls	$1,511.6	$—	$—	$1,511.6
Flow & Filtration Solutions	1,036.4	—	(94.0)	942.4
Water Quality Systems	1,154.7	6.8	(23.9)	1,137.6
Technical Solutions	1,158.0	—	(7.7)	1,150.3
Total goodwill	$4,860.7	$6.8	$(125.6)	$4,741.9

Accumulated goodwill impairment losses were $715.7 million and $200.5 million as of December 31, 2015 and 2014, respectively.
Identifiable intangible assets consisted of the following at December 31:

	2015			2014
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$2,078.7	$(415.8)	$1,662.9	$1,247.8	$(325.2)	$922.6
Trade names	1.8	(1.2)	0.6	2.0	(1.1)	0.9
Proprietary technology and patents	249.3	(114.2)	135.1	255.7	(96.7)	159.0
Total finite-life intangibles	2,329.8	(531.2)	1,798.6	1,505.5	(423.0)	1,082.5
Indefinite-life intangibles
Trade names	691.5	—	691.5	525.6	—	525.6
Total intangibles	$3,021.3	$(531.2)	$2,490.1	$2,031.1	$(423.0)	$1,608.1
Identifiable intangible asset amortization expense in 2015, 2014 and 2013 was $121.4 million, $114.0 million and $134.1 million, respectively.
In 2015, we recorded an impairment charge for trade name intangible assets of $39.5 million in Valves & Controls. There were no impairment charges recorded in 2014. In 2013, we recorded an impairment charge for trade name intangible assets of $11.0 million in Technical Solutions.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2016	2017	2018	2019	2020
Estimated amortization expense	$149.5	$148.0	$145.6	$138.8	$133.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.	Supplemental Balance Sheet Information

	December 31
In millions	2015	2014
Inventories
Raw materials and supplies	$433.0	$460.1
Work-in-process	249.2	229.0
Finished goods	492.1	441.3
Total inventories	$1,174.3	$1,130.4
Other current assets
Cost in excess of billings	$114.4	$103.5
Prepaid expenses	87.6	109.6
Deferred income taxes	96.7	139.4
Other current assets	13.6	14.3
Total other current assets	$312.3	$366.8
Property, plant and equipment, net
Land and land improvements	$161.9	$165.1
Buildings and leasehold improvements	518.8	493.5
Machinery and equipment	1,287.6	1,169.1
Construction in progress	79.3	71.0
Total property, plant and equipment	2,047.6	1,898.7
Accumulated depreciation and amortization	1,104.8	948.7
Total property, plant and equipment, net	$942.8	$950.0
Other non-current assets
Asbestos-related insurance receivable	$111.0	$115.8
Deferred income taxes	62.8	87.9
Other non-current assets	214.3	232.5
Total other non-current assets	$388.1	$436.2
Other current liabilities
Deferred revenue and customer deposits	$94.6	$112.7
Dividends payable	59.6	116.8
Billings in excess of cost	32.0	41.4
Accrued warranty	59.8	66.4
Other current liabilities	398.1	371.8
Total other current liabilities	$644.1	$709.1
Other non-current liabilities
Asbestos-related liabilities	$237.9	$249.1
Taxes payable	71.1	61.6
Other non-current liabilities	212.0	187.0
Total other non-current liabilities	$521.0	$497.7

8.	Supplemental Cash Flow Information

	Years ended December 31
In millions	2015	2014	2013
Cash paid for interest, net	$76.9	$67.5	$69.4
Cash paid for income taxes, net	182.8	134.2	91.2

Pentair plc and Subsidiaries
Notes to consolidated financial statements

9.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2015	2014
Cumulative translation adjustments	$(635.9)	$(371.0)
Market value of derivative financial instruments, net of tax	(9.1)	(9.3)
Accumulated other comprehensive loss	$(645.0)	$(380.3)

10.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at December 31, 2015	Maturity year	December 31
			2015	2014
Commercial paper	1.308%	2019	$179.5	$987.6
Revolving credit facilities	1.581%	2019	1,181.4	9.8
Senior notes - fixed rate	1.350%	2015	—	350.0
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	—
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	548.4	—
Senior notes - fixed rate	3.625%	2020	400.0	—
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	—
Capital lease obligations	4.670%	2016	0.7	6.7
Total debt			4,710.0	3,004.1
Less: Current maturities and short-term borrowings			(0.7)	(6.7)
Long-term debt			$4,709.3	$2,997.4
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
The Senior Notes issued in the September 2015 Offerings, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes") are guaranteed as to payment by Pentair plc and PISG. Prior to its maturity and repayment in the fourth quarter of 2015, the 1.35% Senior Notes due 2015 were also guaranteed as to payment by Pentair plc and PISG.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Amended Credit Facility. PFSA uses the Amended Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2015 and 2014, we had $179.5 million and $987.6 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Amended Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Amended Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connect with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing debt, and in addition (but without duplication of) the fees, cost and expenses referred above, any fees costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrance, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Amended Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2015, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Amended Credit Facility was $1,139.1 million as of December 31, 2015, which was limited to $640.6 million by the Leverage Ratio in the Amended Credit Facility’s credit agreement.
In addition to the Amended Credit Facility, we have various other credit facilities with an aggregate availability of $50.6 million, of which none was outstanding at December 31, 2015. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding at December 31, 2015 matures on a calendar year basis as follows:

In millions	2016	2017	2018	2019	2020	Thereafter	Total
Contractual debt obligation maturities	$—	$350.0	$500.0	$2,159.3	$400.0	$1,300.0	$4,709.3
Capital lease obligations	0.7	—	—	—	—	—	0.7
Total maturities	$0.7	$350.0	$500.0	$2,159.3	$400.0	$1,300.0	$4,710.0
Capital lease obligations relate primarily to land and buildings and consist of total future minimum lease payments of $0.8 million, less the imputed interest of $0.1 million, as of December 31, 2015.
As of December 31, 2015 and 2014, the recorded values of the assets acquired under capital lease were $14.7 million and $19.5 million, respectively, less accumulated amortization of $2.9 million and $2.4 million, respectively, all of which were included in Property, plant and equipment, net on the Consolidated Balance Sheets.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

11.	Derivatives and Financial Instruments
Derivative financial instruments
We are exposed to market risk related to changes in foreign currency exchange rates. To manage the volatility related to this exposure, we periodically enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency rates. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. At December 31, 2015 and 2014, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $331.5 million and $250.8 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during 2015, 2014 and 2013 were not material.

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of December 31, 2015, we had deferred foreign currency gains of $16.4 million in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt at December 31 were as follows:

	2015		2014
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,360.9	$1,360.9	$997.4	$997.4
Fixed rate debt	3,349.1	3,395.4	2,006.7	2,070.4
Total debt	$4,710.0	$4,756.3	$3,004.1	$3,067.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.1	$—	$0.1
Foreign currency contract liabilities	—	(7.6)	—	(7.6)
Deferred compensation plans assets (1)	43.8	7.0	—	50.8
Total recurring fair value measurements	$43.8	$(0.5)	$—	$43.3
Nonrecurring fair value measurements
Goodwill (2)	$—	$—	$996.4	$996.4
Trade name intangibles (3)	—	—	138.1	138.1
Total nonrecurring fair value measurements	$—	$—	$1,134.5	$1,134.5

Recurring fair value measurements	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.9	$—	$0.9
Foreign currency contract liabilities	—	(6.6)	—	(6.6)
Deferred compensation plan assets (1)	47.9	7.4	—	55.3
Total recurring fair value measurements	$47.9	$1.7	$—	$49.6
Nonrecurring fair value measurements (4)

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

(2)
During the fourth quarter of 2015, we performed a goodwill impairment test for our Valves & Controls reporting unit using the required two-step process as of December 31, 2015. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million. The first step of this process includes comparing the fair value to the carrying value of the reporting unit to which the goodwill is allocated to identify potential impairment. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that reporting unit is considered not impaired. If the inverse result is observed, the reporting unit is considered to be impaired and step two of the test to measure the amount of impairment must be completed.

The fair value of the reporting unit was determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.
Step two compares the implied fair value of the goodwill with the carrying value of that goodwill. If the carrying value of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and its fair value was the purchase price paid to acquire the reporting unit.

(3)
During the fourth quarter of 2015, we performed an impairment test for our Valves & Controls trade names. As a result, we recorded a pre-tax, non-cash trade name impairment charge of $39.5 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

(4)
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

12.	Income Taxes
Income from continuing operations before income taxes and noncontrolling interest consisted of the following:

	Years ended December 31
In millions	2015	2014	2013
Federal (1)	$(23.7)	$13.3	$328.7
International	97.8	771.0	365.8
Income from continuing operations before income taxes and noncontrolling interest	$74.1	$784.3	$694.5

(1)	As a result of the Redomicile, "Federal" reflects income from continuing operations before income taxes and noncontrolling interest for the U.K. in 2015 and 2014 and for Switzerland in 2013.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2015	2014	2013
Currently payable
Federal (1)	$—	$(0.4)	$17.4
International (2)	136.1	175.7	105.6
Total current taxes	136.1	175.3	123.0
Deferred
Federal (1)	0.9	2.2	18.9
International (2)	2.1	(0.2)	35.1
Total deferred taxes	3.0	2.0	54.0
Total provision for income taxes	$139.1	$177.3	$177.0

(1)	As a result of the Redomicile, "Federal" represents U.K. taxes for 2015 and 2014 and Swiss taxes for 2013.

(2)	As a result of the Redomicile, "International" represents non-U.K. taxes for 2015 and 2014 and non-Swiss taxes for 2013.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2015	2014	2013
Federal statutory income tax rate (1)	20.3	21.0	7.8
Tax effect of international operations (2)	(74.5)	(4.9)	10.4
Change in valuation allowances	81.6	3.4	5.7
Withholding taxes	7.3	2.3	1.1
Interest limitations	8.8	0.8	0.5
Non-deductible transaction costs	3.4	—	—
Non-deductible goodwill impairment	140.8	—	—
Effective tax rate	187.7	22.6	25.5

(1)	The statutory rate for 2015 and 2014 reflects the U.K. statutory rate of 20.25 percent and 21 percent, respectively. For 2013, the statutory rate reflects the Swiss statutory rate of 7.8 percent.

(2)	The tax effect of international operations for 2015 and 2014 consists of non-U.K. jurisdictions. For 2013, the tax effect of international operations consists of non-Swiss jurisdictions.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2015	2014	2013
Beginning balance	$62.1	$60.8	$53.4
Gross increases for tax positions in prior periods	5.2	2.3	12.2
Gross decreases for tax positions in prior periods	(3.4)	(0.5)	(0.6)
Gross increases based on tax positions related to the current year	6.2	1.8	2.7
Gross decreases related to settlements with taxing authorities	(1.9)	(0.1)	(5.1)
Reductions due to statute expiration	(1.5)	(1.2)	(1.8)
Gross decreases due to currency fluctuations	(3.4)	(1.0)	—
Gross increases due to acquisitions	6.6	—	—
Ending balance	$69.9	$62.1	$60.8
Included in the $69.9 million of total gross unrecognized tax benefits as of December 31, 2015 was $66.2 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2015 may decrease by a range of $0 to $32.6 million during 2016, primarily as a result of the resolution of non-U.K. examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations.
The determination of annual income tax expense takes into consideration amounts which may be needed to cover exposures for open tax years. The Internal Revenue Service ("IRS") is currently examining the Pentair, Inc. U.S. federal income tax return for the tax year ending September 28, 2012, and the Panthro Acquisition Co. U.S. federal income tax returns for tax years ending December 31, 2012 and December 31, 2013. A number of tax periods from 2002 to present are under audit by tax authorities in various jurisdictions, including Canada, Germany, India and Italy. We anticipate that several of these audits may be concluded in the foreseeable future. We are also subject to the 2012 Tax Sharing Agreement, discussed below, which generally applies to pre-Distribution Tyco tax periods beginning in 1997 which remain subject to audit by the IRS.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively. As of December 31, 2015 and 2014, we have liabilities of $2.6 million and $1.2 million, respectively, for the possible payment of penalties and $10.8 million and $9.8 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
Deferred taxes in the amount of $11.1 million have been provided on undistributed earnings of certain subsidiaries. Taxes have not been provided on undistributed earnings of subsidiaries where it is our intention to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss)).
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2015	2014
Other current assets	$96.7	$139.4
Other non-current assets	62.8	87.9
Deferred tax liabilities	844.2	528.3
Net deferred tax liabilities	$684.7	$301.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2015	2014
Deferred tax assets
Accrued liabilities and reserves	$168.7	$200.3
Pension and other post-retirement benefits	53.2	68.4
Employee compensation & benefits	102.7	100.0
Tax loss and credit carryforwards	392.8	291.9
Total deferred tax assets	717.4	660.6
Valuation allowance	362.5	235.8
Deferred tax assets, net of valuation allowance	354.9	424.8
Deferred tax liabilities
Property, plant and equipment	58.1	51.6
Goodwill and other intangibles	942.4	645.6
Other liabilities	39.1	28.6
Total deferred tax liabilities	1,039.6	725.8
Net deferred tax liabilities	$684.7	$301.0
As of December 31, 2015, tax loss carryforwards of $1,419.6 million were available to offset future income. A valuation allowance of $326.0 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. The increase in tax loss carryforwards and valuation allowance from 2014 to 2015 were primarily related to restructuring costs and impairments. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to Non-U.S. carryforwards of $1,339.6 million which are subject to varying expiration periods. Non-U.S. carryforwards of $1,045.4 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2016. In addition, there were no U.S. federal tax loss carryforwards and $80.0 million of state tax loss carryforwards as of December 31, 2015, which will expire in future years through 2035.
Tax sharing agreement
In connection with the Distribution, we entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco and The ADT Corporation ("ADT"), which governs the rights and obligations of ADT, Tyco, and us for certain pre-Distribution tax liabilities, including Tyco’s obligations under a separate tax sharing agreement (the "2007 Tax Sharing Agreement") entered into by Tyco, Covidien Ltd. (now known as Medtronic plc, "Medtronic") and TE Connectivity Ltd. ("TE Connectivity") in connection with the 2007 distributions of Medtronic and TE Connectivity by Tyco (the "2007 Separation").

The 2007 Tax Sharing Agreement governs the rights and obligations of Tyco, Medtronic and TE Connectivity with respect to certain pre-2007 Separation tax liabilities and certain tax liabilities arising in connection with the 2007 Separation. More specifically, Tyco, Medtronic and TE Connectivity share 27%, 42% and 31%, respectively, of income tax liabilities that arise from adjustments made by tax authorities to Tyco's, Medtronic's and TE Connectivity's U.S. and certain non-U.S. 2007 and prior income tax returns. In addition, in the event that the 2007 Separation or certain related transactions are determined to be taxable as a result of actions taken after the 2007 Separation by Tyco, Medtronic or TE Connectivity, the party responsible for such failure would be responsible for all taxes imposed on Tyco, Medtronic or TE Connectivity as a result thereof. If none of the companies is responsible for such failure, then Tyco, Medtronic and TE Connectivity would be responsible for such taxes, in the same manner and in the same proportions as other shared tax liabilities under the 2007 Tax Sharing Agreement. Costs and expenses associated with the management of these shared tax liabilities are generally shared equally among the parties.
The 2012 Tax Sharing Agreement provides that we, Tyco and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Tyco’s and ADT’s U.S. income tax returns, and (ii) payments required to be made by Tyco with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Tyco is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2015, Tyco has paid $63.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Tyco will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco. Under these tax sharing agreements, the amount ultimately assessed would have to be in excess of $1.85 billion before we would be required to pay any of the amounts assessed.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In the event the Distribution, the spin-off of ADT, or certain internal transactions undertaken in connection therewith were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Tyco, the party responsible for such failure would be responsible for all taxes imposed on us, ADT or Tyco as a result thereof. Taxes resulting from the determination that the Distribution, the spin-off of ADT, or any internal transaction is taxable are referred to herein as "Distribution Taxes." If such failure is not the result of actions taken after the Distribution by us, ADT or Tyco, then we, ADT and Tyco would be responsible for any Distribution Taxes imposed on us, ADT or Tyco as a result of such determination in the same manner and in the same proportions as the Shared Tax Liabilities. ADT will have sole responsibility for any income tax liability arising as a result of Tyco’s acquisition of Brink’s Home Security Holdings, Inc. ("BHS") in May 2010, including any liability of BHS under the tax sharing agreement between BHS and The Brink’s Company dated October 31, 2008 (collectively, the "BHS Tax Liabilities"). Costs and expenses associated with the management of Shared Tax Liabilities, Distribution Taxes and BHS Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Tyco. We are responsible for all of our own taxes that are not shared pursuant to the 2012 Tax Sharing Agreement’s sharing formulae. In addition, Tyco and ADT are responsible for their tax liabilities that are not subject to the 2012 Tax Sharing Agreement’s sharing formula.
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
Tax authorities, including the Internal Revenue Service ("IRS"), have raised issues and proposed tax adjustments, in particular with respect to tax years preceding the 2007 Separation, in connection with examinations of Tyco’s and its subsidiaries’ income tax returns. The issues and proposed adjustments are generally subject to the sharing provisions of the 2007 Tax Sharing Agreement which may require Tyco to make a payment to a taxing authority, Medtronic or TE Connectivity. In connection with U.S. federal tax audits, the IRS has raised a number of issues and proposed adjustments for periods beginning with the 1997 tax year. Although Tyco has resolve substantially all of the issues and adjustments proposed by the IRS for tax years through 2007, it has not been able to resolve matters related to the treatment of certain intercompany debt transactions during the period. As described below, Tyco has entered into a settlement with the IRS intended to resolve the intercompany debt issues for Tyco’s 1997 - 2000 audit cycle; however, the ultimate resolution of these matters is uncertain and could result in Tyco being responsible for a greater amount than it expects under the 2007 Tax Sharing Agreement.
On July 1, 2013, Tyco announced that the IRS issued Notices of Deficiency ("Tyco IRS Notices") to Tyco asserting that several of Tyco's former U.S. subsidiaries collectively owe additional taxes of $883.3 million plus penalties of $154.0 million based on audits of the 1997 through 2000 tax years of Tyco and its subsidiaries as they existed at that time. These amounts exclude interest and do not reflect the impact on subsequent periods if the IRS's position described below is ultimately successful.
The IRS asserted in the Tyco IRS Notices that substantially all of Tyco's intercompany debt originated during the 1997 - 2000 period should not be treated as debt for U.S. federal income tax purposes, and has disallowed interest and related deductions recognized on U.S. income tax returns for those periods totaling approximately $2.9 billion. If the IRS is successful in asserting its claim, it would have an adverse impact on interest deductions related to the same Tyco intercompany debt in subsequent time periods, totaling approximately $6.6 billion, which Tyco has advised us that it expects the IRS to disallow. Under the 2012 Tax Sharing Agreement, Tyco has the right to administer, control, and settle all U.S. income tax audits for periods prior to and including the Distribution. Tyco has filed petitions with the U.S. Tax Court contesting the IRS proposed adjustments and a trial date has been set for October 2016.
On January 19, 2016, Tyco announced that it had entered into Stipulations of Settled Issues with the IRS intended to resolve all disputes related to the intercompany debt issues for Tyco’s 1997 - 2000 audit cycle currently before the U.S. Tax Court. The Stipulations of Settled Issues are contingent upon the IRS Appeals Division applying the same settlement to all intercompany debt issues on appeal for subsequent audit cycles (2001 - 2007) and, if applicable, review by the U.S. Congress Joint Committee on Taxation. Tyco further disclosed that if finalized, the tentative resolution would cover all aspects of the controversy described above and before the Appeals Division of the IRS, and would result in a total cash payment to the IRS in the range of $475 million to $525 million, which includes all interest and penalties, and that this payment would be subject to the sharing formulas described above in the 2007 and 2012 Tax Sharing Agreements with Pentair not being responsible for any payment related to this amount. However, we cannot provide any assurance that the conditions precedent to this settlement will be met, that the intercompany debt dispute is settled with the IRS or that the IRS will consistently apply the terms of the settlement to all of Tyco's U.S. income tax returns filed subsequent to 2000.
If the IRS should successfully assert its position, our share of the collective liability, if any, would be determined pursuant to the 2007 Tax Sharing Agreement and the 2012 Tax Sharing Agreement. Any payment that Tyco is required to make under the 2007

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2015 and 2014:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2015	2014	2015	2014	2015	2014
Change in benefit obligations
Benefit obligation beginning of year	$416.2	$346.9	$505.2	$462.0	$41.5	$42.4
Service cost	14.0	13.1	9.6	7.4	0.2	0.2
Interest cost	14.9	15.4	14.2	17.3	1.5	1.7
Actuarial loss (gain)	(39.1)	50.1	(9.5)	73.0	(0.9)	0.3
Foreign currency translation	—	—	(31.6)	(36.6)	—	—
Benefits paid	(9.1)	(9.3)	(17.9)	(17.9)	(3.5)	(3.1)
Benefit obligation end of year	$396.9	$416.2	$470.0	$505.2	$38.8	$41.5
Change in plan assets
Fair value of plan assets beginning of year	$343.9	$285.8	$309.7	$286.5	$—	$—
Actual return on plan assets	(11.1)	63.7	4.2	35.2	—	—
Company contributions	4.0	3.7	17.2	20.9	3.5	3.1
Foreign currency translation	—	—	(11.5)	(15.0)	—	—
Benefits paid	(9.1)	(9.3)	(17.9)	(17.9)	(3.5)	(3.1)
Fair value of plan assets end of year	$327.7	$343.9	$301.7	$309.7	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(69.2)	$(72.3)	$(168.3)	$(195.5)	$(38.8)	$(41.5)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2015	2014	2015	2014	2015	2014
Other non-current assets	$0.5	$2.7	$6.1	$6.5	$—	$—
Current liabilities	(4.1)	(4.0)	(4.0)	(4.7)	(3.3)	(3.4)
Non-current liabilities	(65.6)	(71.0)	(170.4)	(197.3)	(35.5)	(38.1)
Benefit obligations in excess of the fair value of plan assets	$(69.2)	$(72.3)	$(168.3)	$(195.5)	$(38.8)	$(41.5)
The accumulated benefit obligation for all defined benefit plans was $840.0 million and $887.5 million at December 31, 2015 and 2014, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2015	2014	2015	2014
U.S. pension plans
Projected benefit obligation	$86.4	$92.5	$86.4	$92.5
Fair value of plan assets	16.6	17.5	16.6	17.5
Accumulated benefit obligation	N/A	N/A	82.4	85.1
Non-U.S. pension plans
Projected benefit obligation	$430.4	$460.0	$422.7	$453.2
Fair value of plan assets	256.0	258.1	248.8	252.3
Accumulated benefit obligation	NA	N/A	409.8	440.9
Components of net periodic benefit expense (income) for our pension plans for the years ended December 31 were as follows:

	U. S. pension plans			Non-U.S. pension plans
In millions	2015	2014	2013	2015	2014	2013
Service cost	$14.0	$13.1	$15.6	$9.6	$7.4	$8.4
Interest cost	14.9	15.4	14.3	14.2	17.3	17.9
Expected return on plan assets	(10.0)	(10.5)	(9.7)	(15.6)	(15.9)	(15.2)
Amortization of prior year service cost (benefit)	—	—	0.4	—	—	(0.2)
Net actuarial (gain) loss	(18.0)	(3.1)	(18.3)	(0.8)	50.3	(30.0)
Net periodic benefit expense (income)	$0.9	$14.9	$2.3	$7.4	$59.1	$(19.1)
Components of net periodic benefit expense (income) for our other post-retirement plans for the years ended December 31 were as follows:

	Other post-retirement plans
In millions	2015	2014	2013
Service cost	$0.2	$0.2	$0.3
Interest cost	1.5	1.7	1.9
Amortization of prior year service benefit	—	—	(0.8)
Net actuarial (gain) loss	(0.9)	0.3	(15.9)
Net periodic benefit expense (income)	$0.8	$2.2	$(14.5)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	4.21%	3.63%	4.51%	3.20%	3.04%	4.13%	3.95%	3.60%	4.35%
Rate of compensation increase	4.00%	4.00%	4.00%	2.87%	2.95%	3.02%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount rate	3.63%	4.51%	3.67%	3.04%	4.13%	3.85%	3.60%	4.35%	3.40%
Expected long-term return on plan assets	3.65%	4.56%	3.75%	5.32%	5.95%	5.98%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.37%	2.95%	3.02%	3.02%	—	—	—
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. pension plans of 4.21%, 3.63% and 4.51% in 2015, 2014 and 2013, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50% to 4.25%, 0.50% to 4.25% and 0.50% to 5.00% in 2015, 2014 and 2013, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2016.
Expected rates of return
Our expected rates of return on U.S. pension plan assets were 3.65%, 4.56% and 3.75% for 2015, 2014 and 2013, respectively. The expected rates of return on non-U.S. pension plan assets ranged from 1.00% to 6.00%, 1.00% to 6.40% and 1.00% to 6.50% in 2015, 2014 and 2013, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of (3.20)%, 22.30% and (9.90)% in 2015, 2014 and 2013, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2015	2014
Healthcare cost trend rate assumed for following year	7.4%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.5%
Year the cost trend rate reaches the ultimate trend rate	2038	2027

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2015:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$0.1	$(0.1)
Increase (decrease) in other post-retirement benefit obligations	0.9	(0.8)
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2015, the U.S. pension plans have an approximately 98 percent allocation to fixed income investments.
Asset allocation
Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

	U.S. pension plans
	Actual		Target
Percentages	2015	2014	2015	2014
Fixed income	98%	97%	100%	100%
Alternative	2%	3%	—	—

	Non-U.S. pension plans
	Actual		Target
Percentages	2015	2014	2015	2014
Equity securities	40%	40%	46%	45%
Fixed income	51%	53%	54%	55%
Alternative	7%	5%	—	—
Cash	2%	2%	—	—
While the target allocations do not have a percentage allocated to cash, the plan assets will always include some cash due to cash flow requirements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2.9	$3.4	$—	$6.3
Fixed income:
Corporate and non U.S. government	—	381.5	—	381.5
U.S. treasuries	—	52.0	—	52.0
Mortgage-backed securities	—	5.8	—	5.8
Other	—	37.2	—	37.2
Global equity securities:
Mid cap equity	—	3.4	—	3.4
Large cap equity	—	43.2	—	43.2
International equity	—	74.4	—	74.4
Other investments	—	21.5	4.1	25.6
Total fair value of plan assets	$2.9	$622.4	$4.1	$629.4

	December 31, 2014
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3.1	$4.5	$—	$7.6
Fixed income:
Corporate and non U.S. government	—	373.6	—	373.6
U.S. treasuries	—	70.7	—	70.7
Mortgage-backed securities	—	8.3	—	8.3
Other	—	45.5	—	45.5
Global equity securities:
Mid cap equity	—	3.1	—	3.1
Large cap equity	—	43.7	—	43.7
International equity	—	77.0	—	77.0
Other investments	—	17.4	6.7	24.1
Total fair value of plan assets	$3.1	$643.8	$6.7	$653.6

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service were classified as Level 2. Investments in commingled funds that were valued based on unobservable inputs due to liquidation restrictions were classified as Level 3.
The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2015 and 2014, respectively:

In millions	January 1, 2015	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2015
Other investments	$6.7	$(0.3)	$(2.3)	$—	$4.1

In millions	January 1, 2014	Net realized and unrealized gains (losses)	Net issuances and settlements	Net transfers into (out of) level 3	December 31, 2014
Other investments	$19.0	$0.7	$(11.8)	$(1.2)	$6.7
Cash flows
Contributions
Pension contributions totaled $21.2 million and $24.6 million in 2015 and 2014, respectively. Our 2016 pension contributions are expected to be approximately $32.0 million to $40.0 million. The 2016 expected contributions will equal or exceed our minimum funding requirements.

Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2016	$12.6	$14.4	$3.3
2017	13.4	15.8	3.2
2018	16.0	16.8	3.2
2019	18.5	18.3	3.1
2020	19.4	19.7	3.0
Thereafter	112.0	103.2	13.4
Savings plan
We have a 401(k) plan (the "401(k) plan") with an employee share ownership ("ESOP") bonus component, which covers certain union and all non-union U.S. employees who meet certain age requirements. Under the 401(k) plan, eligible U.S. employees may voluntarily contribute a percentage of their eligible compensation. We match contributions made by employees who meet certain eligibility and service requirements. Our matching contribution is 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
In addition to the matching contribution, all employees who meet certain service requirements receive a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
Additionally, we had a 401(k) plan acquired as part of the Merger (the "Flow 401(k) plan") which covered certain union and all non-union U.S. employees who met certain age requirements. On December 31, 2013, the Flow 401(k) plan merged into the 401(k) plan and all employees covered by the Flow 401(k) plan became fully vested in their Flow 401(k) plan employer matching contributions and all future employer matching contributions were made under the 401(k) plan matching contribution formula. Under the Flow 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation. We matched contributions made by employees who met certain eligibility and service requirements. Our matching contribution was 500% of eligible employee contributions for the first 1% of eligible compensation. Additional company match was based on years of service, as follows: an additional 1% match at 10 – 19 years of service, an additional 2% match at 20 – 24 years, an additional 3% match at 25 – 29 years and an additional 4% match at 30+ years. Participants were 100% vested in the employer match after 3 years of service.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Our combined expense for the 401(k) plan, the Flow 401(k) plan and the ESOP was $26.5 million, $21.5 million and $26.8 million in 2015, 2014 and 2013, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $65.8 million and $70.2 million as of December 31, 2015 and 2014, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.
Multi-employer defined benefit plans
We participate in a number of multi-employer defined benefit plans on behalf of certain employees. Pension expense related to multi-employer plans was not material in 2015, 2014 and 2013.

14.	Shareholders’ Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
Prior to the closing of the Merger, our Board of Directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization did not have an expiration date. On October 1, 2012, our Board of Directors authorized the repurchase of our ordinary shares with a maximum aggregate value of $800.0 million. This authorization expired on December 31, 2015 and was in addition to the $400.0 million share repurchase authorization. There is no remaining availability under the 2012 authorizations.
In December 2013, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the combined $1.2 billion 2012 share repurchase authorizations. The authorization expires on December 31, 2016. There is no remaining availability under the 2013 authorization.
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization is in addition to the 2012 and 2013 share repurchase authorizations. The authorization expires on December 31, 2019.
During the year ended December 31, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million under the 2014 authorization and had $800.0 million remaining availability for repurchases under the 2014 authorization.
Dividends payable
On December 8, 2015, the Board of Directors declared a quarterly cash dividend of $0.33 that was paid on February 12, 2016 to shareholders of record at the close of business on January 29, 2016. Additionally, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, which is intended to be paid in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $59.6 million at December 31, 2015. Dividends paid per ordinary share were $1.28, $1.10 and $0.96 for the years ended December 31, 2015, 2014 and 2013, respectively.

15.	Share Plans
Share-based compensation expense
Total share-based compensation expense for 2015, 2014 and 2013 was as follows:

	December 31
In millions	2015	2014	2013
Restricted stock units	$21.6	$22.6	$20.2
Stock options	11.4	11.0	10.9
Total share-based compensation expense	$33.0	$33.6	$31.1

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Share incentive plans
Prior to the Merger, our Board of Directors approved, and Tyco as our sole shareholder approved, the Pentair plc 2012 Stock and Incentive Plan (the "2012 Plan"). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our ordinary shares. The shares may be issued as new shares or from shares held in treasury. Prior to the cancellation of our shares held in treasury in August 2015, our practice was to settle equity-based awards from shares held in treasury. Subsequent to the cancellation, our practice is to settle equity-based awards by issuing new shares. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.
The 2012 Plan is administered by our compensation committee (the "Committee"), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the 2012 Plan are managerial, administrative or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of our company. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants and take certain other actions as permitted under the 2012 Plan. The 2012 Plan prohibits the Committee from re-pricing awards or cancelling and reissuing awards at lower prices.
The 2008 Omnibus Stock Incentive Plan as Amended and Restated (the "2008 Plan") terminated upon the completion of the Merger. Prior grants of restricted stock units and stock options made under the 2008 Plan and earlier stock incentive plans outstanding at completion of the Merger were converted into equity-based awards with respect to our ordinary shares and were assumed by us on the terms in effect at the time of grant and are outstanding under the 2012 Plan.
Non-qualified and incentive stock options
Under the 2012 Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest over a three-year period commencing on the grant date and expire 10 years after the grant date.
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
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2015:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2015	5.7	$39.08
Granted	0.7	65.30
Exercised	(0.7)	35.27
Forfeited	(0.1)	64.52
Outstanding as of December 31, 2015	5.6	$42.55	4.8	$61.7
Options exercisable as of December 31, 2015	4.4	$35.93	3.9	$61.7
Options expected to vest as of December 31, 2015	1.2	$65.24	8.1	$—
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2015, 2014 and 2013 was estimated to be $16.40, $23.23 and $13.96 per share, respectively. The total intrinsic value of options that were exercised during 2015, 2014 and 2013 was $20.8 million, $34.8 million and $68.9 million, respectively. At December 31, 2015, the total unrecognized

Pentair plc and Subsidiaries
Notes to consolidated financial statements

compensation cost related to stock options was $16.4 million. This cost is expected to be recognized over a weighted average period of 1.6 years.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2015	2014	2013
Risk-free interest rate	1.60%	1.44%	0.69%
Expected dividend yield	1.97%	1.46%	2.01%
Expected share price volatility	30.4%	35.3%	36.0%
Expected term (years)	6.0	5.6	5.7

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
Cash received from option exercises for the years ended December 31, 2015, 2014 and 2013 was $28.7 million, $46.6 million and $102.3 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $4.8 million, $8.3 million and $23.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2015:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2015	1.1	$50.55
Granted	0.3	63.45
Vested	(0.5)	48.25
Forfeited	(0.1)	54.89
Outstanding as of December 31, 2015	0.8	$55.64
As of December 31, 2015, there was $32.0 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2015, 2014 and 2013, was $26.0 million, $26.3 million and $23.4 million, respectively. The actual tax benefits realized related to restricted share compensation arrangements totaled $2.4 million, $3.1 million and $7.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

16.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•	Valves & Controls — The Valves & Controls segment designs, manufactures, markets and services valves, fittings, automation and controls and actuators for the energy and industrial verticals.

•
Flow & Filtration Solutions - The Flow & Filtration Solutions segment designs, manufactures, markets and services solutions for the toughest filtration, separation, flow and fluid management challenges in agriculture, food and beverage processing, water supply and disposal and a variety of industrial applications.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

•
Water Quality Systems - The Water Quality Systems segment designs, manufactures, markets and services innovative water system products and solutions to meet filtration and fluid management challenges in food and beverage, water, swimming pools and aquaculture applications.

•
Technical Solutions — The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world’s most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.

•	Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. During the third quarter of 2015, we revised our definition of segment income to exclude intangible amortization to better reflect how management assesses performance of the business. Segment income (loss) represents operating income (loss) exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is included in the following summary:

	2015	2014	2013	2015	2014	2013
In millions	Net sales			Segment income (loss)
Valves & Controls	$1,840.1	$2,377.3	$2,451.7	$223.0	$398.5	$349.3
Flow & Filtration Solutions	1,441.6	1,603.1	1,651.8	185.1	199.5	202.4
Water Quality Systems	1,381.5	1,356.4	1,269.3	281.8	253.3	227.9
Technical Solutions	1,809.3	1,728.1	1,663.4	395.0	378.1	342.0
Other	(23.5)	(25.9)	(36.5)	(83.7)	(93.7)	(108.4)
Consolidated	$6,449.0	$7,039.0	$6,999.7	$1,001.2	$1,135.7	$1,013.2

	2015	2014	2013	2015	2014	2013
In millions	Identifiable assets (1)			Depreciation
Valves & Controls	$3,243.3	$4,045.2	$4,198.2	$58.3	$59.0	$64.0
Flow & Filtration Solutions	1,822.8	2,040.0	2,311.7	23.6	23.7	23.4
Water Quality Systems	1,801.7	1,828.3	1,851.1	21.7	21.9	20.3
Technical Solutions	4,488.4	2,117.3	2,093.4	27.6	24.2	23.6
Other	500.8	624.4	1,288.9	8.3	9.9	10.0
Consolidated	$11,857.0	$10,655.2	$11,743.3	$139.5	$138.7	$141.3

	2015	2014	2013
In millions	Capital expenditures
Valves & Controls	$43.0	$45.9	$67.2
Flow & Filtration Solutions	20.4	24.9	32.2
Water Quality Systems	21.1	20.6	31.5
Technical Solutions	47.4	24.0	16.2
Other	2.4	14.2	22.9
Consolidated	$134.3	$129.6	$170.0

(1)	All cash and cash equivalents and assets held for sale are included in "Other."

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following table presents a reconciliation of consolidated segment income to consolidated operating income:

In millions	2015	2014	2013
Segment income	$1,001.2	$1,135.7	$1,013.2
Deal related costs and expenses	(14.3)	—	—
Inventory step-up and customer backlog	(35.7)	—	(86.6)
Restructuring and other	(120.9)	(109.6)	(119.9)
Intangible amortization, excluding customer backlog	(121.4)	(114.0)	(110.9)
Pension and other post-retirement mark-to-market gain (loss)	23.0	(49.9)	63.2
Goodwill and trade name impairment	(554.7)	—	(11.0)
Redomicile related expenses	—	(10.3)	(5.4)
Operating income	$177.2	$851.9	$742.6
The following tables present certain geographic information by region:

	2015	2014	2013	2015	2014	2013
In millions	Net sales			Long-lived assets
U.S.	$3,091.0	$3,103.6	$2,981.7	$381.4	$350.0	$365.4
Western Europe	1,141.5	1,355.5	1,373.8	324.5	340.0	393.9
Developing (1)	1,425.6	1,662.0	1,733.8	158.6	180.9	193.3
Other Developed (2)	790.9	917.9	910.4	78.3	79.1	91.7
Consolidated	$6,449.0	$7,039.0	$6,999.7	$942.8	$950.0	$1,044.3
(1) - Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) - Other Developed includes Australia, Canada and Japan.
Net sales are based on the geographic destination of the sale. Long-lived assets represent property, plant and equipment, net of related depreciation. Net sales shipped to and long-lived assets held in Ireland for each year presented above were not material.
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2015, 2014, or 2013.

17.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2015	2014	2013
Gross rental expense	$54.8	$68.7	$76.0
Sublease rental income	(0.9)	(1.3)	(0.9)
Net rental expense	$53.9	$67.4	$75.1
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2015 were as follows:

In millions	2016	2017	2018	2019	2020	Thereafter	Total
Minimum lease payments	$45.1	$33.4	$25.3	$20.2	$15.1	$23.3	$162.4
Minimum sublease rentals	(0.8)	(0.8)	(0.5)	(0.4)	(0.2)	—	(2.7)
Net future minimum lease commitments	$44.3	$32.6	$24.8	$19.8	$14.9	$23.3	$159.7

Pentair plc and Subsidiaries
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
As of December 31, 2015, there were approximately 4,100 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants, or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $237.9 million and $249.1 million as of December 31, 2015 and 2014, respectively, and was recorded in Other non-current liabilities in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $111.0 million and $115.8 million, respectively, at December 31, 2015 and 2014 and was recorded in Other non-current assets in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $22.8 million and $31.4 million as of December 31, 2015 and 2014, respectively. We do not anticipate these environmental conditions

Pentair plc and Subsidiaries
Notes to consolidated financial statements

will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2015 and 2014 were as follows:

	Years ended December 31
In millions	2015	2014
Beginning balance	$66.4	$56.0
Service and product warranty provision	61.7	75.3
Payments	(66.3)	(62.1)
Foreign currency translation	(2.0)	(2.8)
Ending balance	$59.8	$66.4
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

As of December 31, 2015 and 2014, the outstanding value of bonds, letters of credit and bank guarantees totaled $402.2 million and $370.1 million, respectively.

18.	Selected Quarterly Data (Unaudited)
The following tables present 2015 and 2014 quarterly financial information:

	2015
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,475.0	$1,661.2	$1,552.1	$1,760.7	$6,449.0
Gross profit	510.2	566.2	540.1	569.3	2,185.8
Operating income (loss)	171.2	217.9	180.0	(391.9)	177.2
Net income (loss) from continuing operations	118.2	153.9	115.2	(452.3)	(65.0)
Income (loss) from discontinued operations, net of tax	(4.3)	(1.3)	—	0.9	(4.7)
Loss from sale / impairment of discontinued operations, net of tax	—	(4.8)	—	(1.9)	(6.7)
Net income (loss)	113.9	147.8	115.2	(453.3)	(76.4)
Earnings (loss) per ordinary share (1)
Basic
Continuing operations	$0.66	$0.85	$0.64	$(2.51)	$(0.36)
Discontinued operations	(0.03)	(0.03)	—	(0.01)	(0.06)
Basic earnings (loss) per ordinary share	$0.63	$0.82	$0.64	$(2.52)	$(0.42)
Diluted
Continuing operations	$0.65	$0.84	$0.63	$(2.51)	$(0.36)
Discontinued operations	(0.03)	(0.03)	—	(0.01)	(0.06)
Diluted earnings (loss) per ordinary share	$0.62	$0.81	$0.63	$(2.52)	$(0.42)

	2014
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,644.0	$1,834.1	$1,758.4	$1,802.5	$7,039.0
Gross profit	564.1	646.3	624.7	627.9	2,463.0
Operating income	182.1	226.4	267.4	176.0	851.9
Net income from continuing operations	125.5	159.2	192.5	129.8	607.0
Income (loss) from discontinued operations, net of tax	(1.3)	2.3	1.6	(9.0)	(6.4)
Loss from sale / impairment of discontinued operations, net of tax	(5.6)	—	(380.1)	—	(385.7)
Net income (loss)	118.6	161.5	(186.0)	120.8	214.9
Earnings (loss) per ordinary share (1)
Basic
Continuing operations	$0.64	$0.82	$1.01	$0.71	$3.19
Discontinued operations	(0.04)	0.02	(1.99)	(0.05)	(2.06)
Basic earnings (loss) per ordinary share	$0.60	$0.84	$(0.98)	$0.66	$1.13
Diluted
Continuing operations	$0.63	$0.81	$1.00	$0.70	$3.14
Discontinued operations	(0.04)	0.01	(1.95)	(0.05)	(2.03)
Diluted earnings (loss) per ordinary share	$0.59	$0.82	$(0.95)	$0.65	$1.11

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fourth quarter 2015 includes decreases in operating income due to goodwill and trade name impairment charges in Valves & Controls of $554.7 million, restructuring and other costs of $70.1 million and an inventory fair value step-up related to the ERICO Acquisition of $32.8 million. Fourth quarter 2015 also includes an increase in operating income of $23.0 million related to "mark-to-market" actuarial gains on pension and other post-retirement benefit plans for 2015.
Fourth quarter 2014 includes a decrease in operating income of $49.9 million related to "mark-to-market" actuarial losses on pension and other post-retirement benefit plans for 2014. Fourth quarter 2013 also includes decreases in operating income due to restructuring costs of $35.5 million.
Second quarter 2014 includes decreases in operating income due to restructuring costs of $35.4 million. First quarter 2014 includes decreases in operating income due to restructuring costs of $17.4 million.

19.	Supplemental Guarantor Information
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
The following supplemental financial information sets forth the Company's Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013 and Condensed Consolidating Balance Sheet as of December 31, 2015 and 2014. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.A. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.
Prior to the Redomicile, the Notes of the Subsidiary Issuer were guaranteed, fully and unconditionally, by the former parent company, Pentair Ltd. The supplemental financial information for the reporting periods prior to Redomicile are presented under this previous guarantee structure.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$6,449.0	$—	$6,449.0
Cost of goods sold	—	—	—	4,263.2	—	4,263.2
Gross profit	—	—	—	2,185.8	—	2,185.8
Selling, general and administrative	33.7	2.2	5.3	1,293.1		1,334.3
Research and development	—	—	—	119.6	—	119.6
Impairment of goodwill and trade names	—	—	—	554.7	—	554.7
Operating (loss) income	(33.7)	(2.2)	(5.3)	218.4	—	177.2
Loss (earnings) from continuing operations of investment in subsidiaries	26.0	22.4	(13.0)	—	(35.4)	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	3.2	—	3.2
Equity income of unconsolidated subsidiaries	—	—	—	(2.8)	—	(2.8)
Interest income	—	—	(80.6)	(35.1)	109.7	(6.0)
Interest expense	—	1.4	126.3	90.7	(109.7)	108.7
Income (loss) from continuing operations before income taxes	(59.7)	(26.0)	(38.0)	162.4	35.4	74.1
Provision for income taxes	5.3	—	—	133.8	—	139.1
Net income (loss) from continuing operations	(65.0)	(26.0)	(38.0)	28.6	35.4	(65.0)
Loss from discontinued operations, net of tax	—	—	—	(4.7)	—	(4.7)
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(6.7)	—	(6.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(11.4)	(11.4)	(11.4)	—	34.2	—
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Comprehensive income (loss), net of tax
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Changes in cumulative translation adjustment	(264.9)	(264.9)	(264.9)	(264.9)	794.7	(264.9)
Changes in market value of derivative financial instruments	0.2	0.2	0.2	0.2	(0.6)	0.2
Comprehensive income (loss)	$(341.1)	$(302.1)	$(314.1)	$(247.5)	$863.7	$(341.1)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$126.2	$—	$126.3
Accounts and notes receivable, net	0.1	—	—	1,167.6	—	1,167.7
Inventories	—	—	—	1,174.3	—	1,174.3
Other current assets	25.2	12.8	2.1	310.1	(37.9)	312.3
Total current assets	25.3	12.8	2.2	2,778.2	(37.9)	2,780.6
Property, plant and equipment, net	—	—	—	942.8	—	942.8
Other assets
Investments in subsidiaries	4,495.6	4,486.1	10,151.1	—	(19,132.8)	—
Goodwill	—	—	—	5,255.4	—	5,255.4
Intangibles, net	—	—	—	2,490.1	—	2,490.1
Other non-current assets	12.6	—	208.5	354.2	(187.2)	388.1
Total other assets	4,508.2	4,486.1	10,359.6	8,099.7	(19,320.0)	8,133.6
Total assets	$4,533.5	$4,498.9	$10,361.8	$11,820.7	$(19,357.9)	$11,857.0
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.7	$—	$0.7
Accounts payable	0.6	—	0.3	577.9		578.8
Employee compensation and benefits	0.4	0.1	—	262.4	—	262.9
Other current liabilities	61.7	1.5	27.1	591.7	(37.9)	644.1
Total current liabilities	62.7	1.6	27.4	1,432.7	(37.9)	1,486.5
Other liabilities
Long-term debt	453.3	1.7	4,556.0	(114.5)	(187.2)	4,709.3
Pension and other post-retirement compensation and benefits	—	—	—	287.2	—	287.2
Deferred tax liabilities	—	—	3.1	841.1	—	844.2
Other non-current liabilities	8.7	—	—	512.3	—	521.0
Total liabilities	524.7	3.3	4,586.5	2,958.8	(225.1)	7,848.2
Equity	4,008.8	4,495.6	5,775.3	8,861.9	(19,132.8)	4,008.8
Total liabilities and equity	$4,533.5	$4,498.9	$10,361.8	$11,820.7	$(19,357.9)	$11,857.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$(43.0)	$(48.7)	$(5.8)	$767.1	$69.7	$739.3
Investing activities
Capital expenditures	—	—	—	(134.3)	—	(134.3)
Proceeds from sale of property and equipment	—	—	—	27.3	—	27.3
Acquisitions, net of cash acquired	—	—	—	(1,913.9)	—	(1,913.9)
Net intercompany loan activity	—	—	891.0	(295.0)	(596.0)	—
Other	—	—	—	(3.6)	—	(3.6)
Net cash provided by (used for) investing activities of continuing operations	—	—	891.0	(2,319.5)	(596.0)	(2,024.5)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	59.0	—	59.0
Net cash provided by (used for) investing activities	—	—	891.0	(2,260.5)	(596.0)	(1,965.5)
Financing activities
Net receipts of short-term borrowings	—	—	—	(2.3)	—	(2.3)
Net receipts of commercial paper and revolving long-term debt	—	—	346.9	16.6	—	363.5
Proceeds from long-term debt	—	—	1,714.8	—	—	1,714.8
Repayment of long-term debt	—	—	(350.0)	(6.6)	—	(356.6)
Debt issuance costs	—	—	(26.8)	—	—	(26.8)
Net change in advances to subsidiaries	471.7	48.7	(2,553.7)	1,507.0	526.3	—
Excess tax benefits from share-based compensation	—	—	—	6.0	—	6.0
Shares issued to employees, net of shares withheld	3.0	—	—	16.4	—	19.4
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(231.7)	—	—	—	—	(231.7)
Net cash provided by (used for) financing activities	43.0	48.7	(868.8)	1,537.1	526.3	1,286.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(16.4)	(27.8)	—	(44.2)
Change in cash and cash equivalents	—	—	—	15.9	—	15.9
Cash and cash equivalents, beginning of year	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of year	$—	$—	$0.1	$126.2	$—	$126.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$7,039.0	$—	$7,039.0
Cost of goods sold	—	—	—	4,576.0	—	4,576.0
Gross profit	—	—	—	2,463.0	—	2,463.0
Selling, general and administrative	25.3	2.6	7.7	1,458.2	—	1,493.8
Research and development	—	—	—	117.3	—	117.3
Operating (loss) income	(25.3)	(2.6)	(7.7)	887.5	—	851.9
Loss (earnings) from continuing operations of investment in subsidiaries	(615.5)	(619.7)	(611.1)	—	1,846.3	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	0.2	—	0.2
Equity income of unconsolidated subsidiaries	—	—	—	(1.2)	—	(1.2)
Interest income	—	—	(92.3)	(40.2)	128.8	(3.7)
Interest expense	0.7	2.1	95.6	102.7	(128.8)	72.3
Income (loss) from continuing operations before income taxes	589.5	615.0	600.1	826.0	(1,846.3)	784.3
Provision for income taxes	(17.5)	(0.5)	(2.4)	197.7	—	177.3
Net income (loss) from continuing operations	607.0	615.5	602.5	628.3	(1,846.3)	607.0
Income from discontinued operations, net of tax	—	—	—	(6.4)	—	(6.4)
Loss from sale of discontinued operations, net of tax	—	—	—	(385.7)	—	(385.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(392.1)	(392.1)	(392.1)	—	1,176.3	—
Net income (loss)	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Comprehensive income (loss), net of tax
Net income (loss)	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Changes in cumulative translation adjustment	(336.3)	(336.3)	(336.3)	(336.3)	1,008.9	(336.3)
Changes in market value of derivative financial instruments	(0.4)	(0.4)	(0.4)	(0.4)	1.2	(0.4)
Comprehensive income (loss)	$(121.8)	$(113.3)	$(126.3)	$(100.5)	$340.1	$(121.8)

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$169.0	$208.6	$207.0	$1,093.8	$(670.0)	$1,008.4
Investing activities
Capital expenditures	—	—	—	(129.6)	—	(129.6)
Proceeds from sale of property and equipment	—	—	—	13.1	—	13.1
Proceeds from sale of businesses, net	—	—	—	0.3	—	0.3
Acquisitions, net of cash acquired	—	—	—	(12.3)	—	(12.3)
Net intercompany loan activity	—	—	37.8	112.2	(150.0)	—
Other	—	—	—	0.2	—	0.2
Net cash provided by (used for) investing activities	—	—	37.8	(16.1)	(150.0)	(128.3)
Financing activities
Net repayments on short-term borrowings	—	—	—	0.5	—	0.5
Net receipts of commercial paper and revolving long-term debt	—	—	458.7	9.9	—	468.6
Proceeds from long-term debt	—	—	—	2.2	—	2.2
Repayment of long-term debt	—	—	—	(16.8)	—	(16.8)
Debt issuance costs	—	—	(3.1)	—	—	(3.1)
Net change in advances to subsidiaries	741.1	(208.6)	(747.3)	(605.2)	820.0	—
Excess tax benefits from share-based compensation	—	—	—	12.6	—	12.6
Shares issued to employees, net of shares withheld	—	—	—	37.0	—	37.0
Repurchases of ordinary shares	(699.2)	—	—	(450.8)	—	(1,150.0)
Dividends paid	(211.4)	—	—	—	—	(211.4)
Distributions to noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(169.5)	(208.6)	(291.7)	(1,145.3)	820.0	(995.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30.6)	—	(30.6)
Change in cash and cash equivalents	(0.5)	—	(46.9)	(98.2)	—	(145.6)
Cash and cash equivalents, beginning of year	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of year	$—	$—	$0.1	$110.3	$—	$110.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$6,999.7	$—	$6,999.7
Cost of goods sold	—	—	4,629.6	—	4,629.6
Gross profit	—	—	2,370.1	—	2,370.1
Selling, general and administrative	21.0	13.3	1,459.4	—	1,493.7
Research and development	—	—	122.8	—	122.8
Impairment of trade names	—	—	11.0	—	11.0
Operating (loss) income	(21.0)	(13.3)	776.9	—	742.6
Loss (earnings) from continuing operations of investment in subsidiaries	(539.0)	(508.6)	—	1,047.6	—
Other (income) expense:
Gain on sale of businesses, net			(20.8)	—	(20.8)
Equity income of unconsolidated subsidiaries	—	—	(2.0)	—	(2.0)
Interest income	—	(99.2)	(53.4)	148.2	(4.4)
Interest expense	5.6	106.0	111.9	(148.2)	75.3
Income (loss) from continuing operations before income taxes and noncontrolling interest	512.4	488.5	741.2	(1,047.6)	694.5
Provision (benefit) for income taxes	0.7	1.4	174.9	—	177.0
Net income (loss) from continuing operations before noncontrolling interest	511.7	487.1	566.3	(1,047.6)	517.5
Income from discontinued operations, net of tax	—	—	25.9	—	25.9
Loss from sale of discontinued operations, net of tax	—	—	(0.8)	—	(0.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	25.1	25.1	—	(50.2)	—
Net income (loss) before noncontrolling interest	536.8	512.2	591.4	(1,097.8)	542.6
Noncontrolling interest	—	—	5.8	—	5.8
Net income (loss) attributable to Pentair plc	$536.8	$512.2	$585.6	$(1,097.8)	$536.8
Net income (loss) from continuing operations attributable to Pentair plc	$511.7	$487.1	$560.5	$(1,047.6)	$511.7
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$536.8	$512.2	$591.4	$(1,097.8)	$542.6
Changes in cumulative translation adjustment	(31.3)	(31.3)	(29.1)	62.6	(29.1)
Amortization of pension and other post-retirement prior service cost	(0.4)	(0.4)	(0.4)	0.8	(0.4)
Changes in market value of derivative financial instruments	(0.3)	(0.3)	(0.3)	0.6	(0.3)
Total comprehensive income (loss)	504.8	480.2	561.6	(1,033.8)	512.8
Less: Comprehensive income (loss) attributable to noncontrolling interest	—	—	8.0	—	8.0
Comprehensive income (loss) attributable to Pentair plc	$504.8	$480.2	$553.6	$(1,033.8)	$504.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2013

In millions	Parent Company Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$534.2	$514.0	$977.5	$(1,097.8)	$927.9
Investing activities
Capital expenditures	—	—	(170.0)	—	(170.0)
Proceeds from sale of property and equipment	—	—	6.0	—	6.0
Acquisitions, net of cash acquired	—	—	(92.4)	—	(92.4)
Proceeds from sale of business, net	—	—	43.5	—	43.5
Other	—	—	1.7	—	1.7
Net cash provided by (used for) investing activities	—	—	(211.2)	—	(211.2)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	104.2	—	—	104.2
Proceeds from long-term debt	—	—	0.7	—	0.7
Repayment of long-term debt	—	—	(7.4)	—	(7.4)
Debt issuance costs	—	(1.4)	—	—	(1.4)
Debt extinguishment costs	—	—	—	—	—
Net change in advances to subsidiaries	(339.5)	(569.8)	(188.5)	1,097.8	—
Excess tax benefits from share-based compensation	—	—	16.8	—	16.8
Shares issued to employees, net of shares withheld	—	—	80.0	—	80.0
Repurchases of ordinary shares	—	—	(715.8)	—	(715.8)
Dividends paid	(194.2)	—	—	—	(194.2)
Distributions to noncontrolling interest	—	—	(2.0)	—	(2.0)
Net cash provided by (used for) financing activities	(533.7)	(467.0)	(816.2)	1,097.8	(719.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	21.0	—	21.0
Change in cash and cash equivalents	0.5	47.0	(28.9)	—	18.6
Cash and cash equivalents, beginning of year	—	—	237.4	—	237.4
Cash and cash equivalents, end of year	$0.5	$47.0	$208.5	$—	$256.0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2015, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control Over Financial Reporting
The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Management’s Report on Internal Control Over Financial Reporting."
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2016 annual general meeting of shareholders under the captions "Corporate Governance Matters," "Proposal 1 Re-elect Eleven Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."
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
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2016 annual general meeting of shareholders under the captions "Corporate Governance Matters — Committees of the Board — Compensation Committee," "Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2016 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2015, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	3,005,781	(1)	$58.47	(2)	6,493,423	(3)
2008 Omnibus Stock Incentive Plan	2,341,053	(4)	32.78	(2)	—	(5)
2004 Omnibus Stock Incentive Plan	994,661		32.74		—	(5)
Outside Directors Non-qualified Stock Option Plan	140,000		33.63		—	(5)
Total	6,481,495		$42.79	(2)	6,493,423

(1)	Consists of 2,186,653 shares subject to stock options and 819,128 shares subject to restricted stock units.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 2,297,754 shares subject to stock options and 43,299 shares subject to restricted stock units.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2016 annual general meeting of shareholders under the captions "Corporate Governance Matters — Board Governance," "Corporate Governance Matters — Independent Directors," and "Corporate Governance Matters — Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2016 annual general meeting of shareholders under the caption "Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditors of Pentair plc and Authorize, by Binding Vote, the Audit and Finance Committee to Set the Auditors Remuneration" and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

PENTAIR PLC

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2016.

Signature	Title
/s/ Randall J. Hogan	Chairman and Chief Executive Officer
Randall J. Hogan

/s/ John L. Stauch	Executive Vice President and Chief Financial Officer
John L. Stauch

/s/ Mark C. Borin	Chief Accounting Officer and Treasurer
Mark C. Borin

*	Director
Glynis A. Bryan

*	Director
Jerry W. Burris

*	Director
Carol Anthony (John) Davidson

*	Director
Jacques Esculier

*	Director
T. Michael Glenn

*	Director
David H. Y. Ho

*	Director
David A. Jones

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*	Director
Billie I. Williamson

*By	/s/ Angela D. Jilek
Angela D. Jilek
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair plc and Subsidiaries

In millions	Beginning balance	Additions charged (reductions credited) to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2015	$42.5	$21.0	$7.1	$(4.6)	$51.8
Year ended December 31, 2014	$58.7	$(1.2)	$11.5	$(3.5)	$42.5
Year ended December 31, 2013	$14.0	$49.7	$2.4	$(2.6)	$58.7

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated August 14, 2015, among Pentair plc, Pentair Lionel Acquisition Co., Pentair Lionel Merger Sub, Inc. and ERICO Global Company (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on August 18, 2015 (File No. 001-11625)).

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

4.6
Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.7
Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.’s Registration Statement on Form S-3 (Registration 333-173829)).

4.8
First Supplemental Indenture, dated as of May 9, 2011, among Pentair, Inc., the guarantors named therein and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on May 9, 2011 (File No. 000-04689)).

4.9
Third Supplemental Indenture, dated October 1, 2012, among Pentair Ltd., Pentair, Inc. and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).

4.10
Fourth Supplemental Indenture, dated as of December 17, 2012, among Pentair, Inc. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.11
Fifth Supplemental Indenture, dated as of May 20, 2014, among Pentair, Inc., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.12
Amended and Restated Credit Agreement, dated as of October 3, 2014 among Pentair, plc, Pentair Investments Switzerland GmbH, Pentair Finance, S.A., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, plc, filed with the Commission on October 3, 2014 (File No. 001-11625)).

4.13
First Amendment, dated as of August 28, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 3, 2015 (File No. 001-11625)).

4.14
Second Amendment, dated as of September 2, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 3, 2015 (File No. 001-11625)).

4.15
Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.16
First Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.17
Second Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.18
Third Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.19
Fourth Supplemental Indenture, dated as of September 17, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 17, 2015 (File No. 001-11625)).

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

10.8	Form of Performance Share Units Grant Agreement.*

10.9
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.10
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.12
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14
Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Jilek (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15
Form of Key Executive Employment and Severance Agreement for Karl R. Frykman and Alok Maskara (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair Ltd. for the quarter ended December 31, 2013 (File No. 001-11625)).*

10.16	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak.*

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

10.31
Separation Agreement, dated February 1, 2015, between Pentair Management Company and Netha N. Johnson. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pentair plc filed with the SEC on February 24, 2015 (File No. 001-11625)).*

10.32
Separation Agreement, dated February 16, 2015, between Pentair Management Company and Todd R. Gleason.(Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K of Pentair plc filed with the SEC on February 24, 2015 (File No. 001-11625)).*

10.33
Separation Agreement, dated September 18, 2015, between Pentair Management Company and Philip Pejovich (Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Pentair plc filed with the SEC on October 20, 2015 (File No. 001-11625)).*

10.34
Separation Agreement, dated September 3, 2015, between Pentair Management Company and Christopher Stevens (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Pentair plc filed with the SEC on October 20, 2015 (File No. 001-11625)).*

10.35
Separation Agreement, dated as of January 22, 2016, between Pentair Management Company and Frederick S. Koury (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on January 28, 2016 (File No. 001-11625)).*

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

101
The following materials from Pentair plc’s Annual Report on Form 10-K for the year ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.