Form 10-Q
period 2016-03-31
PENTAIR plc
filed 2016-04-26
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2016, 180,716,339 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2016	March 28, 2015
Net sales	$1,575.5	$1,475.0
Cost of goods sold	1,040.1	964.8
Gross profit	535.4	510.2
Selling, general and administrative	331.6	309.2
Research and development	33.2	29.8
Operating income	170.6	171.2
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.9)	(0.5)
Net interest expense	36.4	18.2
Income from continuing operations before income taxes	135.1	153.5
Provision for income taxes	27.7	35.3
Net income from continuing operations	107.4	118.2
Loss from discontinued operations, net of tax	—	(4.3)
Net income	$107.4	$113.9
Comprehensive income (loss), net of tax
Net income	$107.4	$113.9
Changes in cumulative translation adjustment	28.0	(174.2)
Changes in market value of derivative financial instruments, net of ($0.5) and $0.2 tax, respectively	(14.7)	(0.1)
Comprehensive income (loss)	$120.7	$(60.4)
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.59	$0.66
Discontinued operations	—	(0.03)
Basic earnings per ordinary share	$0.59	$0.63
Diluted
Continuing operations	$0.59	$0.65
Discontinued operations	—	(0.03)
Diluted earnings per ordinary share	$0.59	$0.62
Weighted average ordinary shares outstanding
Basic	180.7	180.1
Diluted	182.4	182.7
Cash dividends paid per ordinary share	$0.33	$0.32
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$158.1	$126.3
Accounts and notes receivable, net of allowances of $99.6 and $103.7, respectively	1,268.7	1,167.7
Inventories	1,197.7	1,174.3
Other current assets	381.4	309.3
Total current assets	3,005.9	2,777.6
Property, plant and equipment, net	951.8	942.8
Other assets
Goodwill	5,250.0	5,255.4
Intangibles, net	2,461.0	2,490.1
Other non-current assets	361.5	367.6
Total other assets	8,072.5	8,113.1
Total assets	$12,030.2	$11,833.5
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.7	$0.7
Accounts payable	579.0	578.8
Employee compensation and benefits	222.6	262.9
Other current liabilities	665.3	644.1
Total current liabilities	1,467.6	1,486.5
Other liabilities
Long-term debt	4,837.1	4,685.8
Pension and other post-retirement compensation and benefits	285.9	287.2
Deferred tax liabilities	828.7	844.2
Other non-current liabilities	526.7	521.0
Total liabilities	7,946.0	7,824.7
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 180.7 and 180.5 issued at March 31, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	2,874.8	2,860.3
Retained earnings	1,839.3	1,791.7
Accumulated other comprehensive loss	(631.7)	(645.0)
Total equity	4,084.2	4,008.8
Total liabilities and equity	$12,030.2	$11,833.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2016	March 28, 2015
Operating activities
Net income	$107.4	$113.9
Loss from discontinued operations, net of tax	—	4.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.9)	(0.5)
Depreciation	33.5	32.4
Amortization	37.6	27.6
Deferred income taxes	(13.6)	5.7
Share-based compensation	16.1	9.7
Excess tax benefits from share-based compensation	(0.5)	(2.8)
Gain on sale of assets	(2.3)	(1.2)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(90.7)	(85.8)
Inventories	(11.7)	(88.2)
Other current assets	(51.2)	(71.0)
Accounts payable	(4.2)	(60.2)
Employee compensation and benefits	(43.7)	(33.7)
Other current liabilities	22.3	38.8
Other non-current assets and liabilities	(13.1)	(15.2)
Net cash provided by (used for) operating activities of continuing operations	(15.0)	(126.2)
Net cash provided by (used for) operating activities of discontinued operations	—	(7.0)
Net cash provided by (used for) operating activities	(15.0)	(133.2)
Investing activities
Capital expenditures	(38.2)	(34.8)
Proceeds from sale of property and equipment	6.3	2.3
Acquisitions, net of cash acquired	(0.1)	(3.0)
Net cash provided by (used for) investing activities of continuing operations	(32.0)	(35.5)
Net cash provided by (used for) investing activities of discontinued operations	—	54.9
Net cash provided by (used for) investing activities	(32.0)	19.4
Financing activities
Net receipts of short-term borrowings	0.7	—
Net receipts of commercial paper and revolving long-term debt	138.4	406.0
Repayments of long-term debt	(0.7)	(0.4)
Excess tax benefits from share-based compensation	0.5	2.8
Shares issued to employees, net of shares withheld	(1.6)	8.7
Repurchases of ordinary shares	—	(200.0)
Dividends paid	(60.1)	(57.5)
Net cash provided by (used for) financing activities	77.2	159.6
Effect of exchange rate changes on cash and cash equivalents	1.6	(25.1)
Change in cash and cash equivalents	31.8	20.7
Cash and cash equivalents, beginning of period	126.3	110.4
Cash and cash equivalents, end of period	$158.1	$131.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	—	—	107.4	—	107.4
Other comprehensive income, net of tax	—	—	—	—	—	—	13.3	13.3
Dividends declared	—	—	—	—	—	(59.8)	—	(59.8)
Exercise of options, net of shares tendered for payment	0.1	—	—	—	3.2	—	—	3.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	—	—	16.1	—	—	16.1
Balance - March 31, 2016	180.7	$1.8	—	$—	$2,874.8	$1,839.3	$(631.7)	$4,084.2

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8
Net income	—	—	—	—	—	113.9	—	113.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(174.3)	(174.3)
Dividends declared	—	—	—	—	1.5	—	—	1.5
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	0.3	16.0	(3.8)	—	—	12.2
Issuance of restricted shares, net of cancellations	—	—	0.2	7.7	(7.7)	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.6)	(0.9)	—	—	(3.5)
Share-based compensation	—	—	—	—	9.7	—	—	9.7
Balance - March 28, 2015	199.3	$2.0	(19.5)	$(1,230.8)	$4,048.8	$2,157.9	$(554.6)	$4,423.3
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
We are responsible for the unaudited financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. Beginning in the first quarter of 2016, we report our interim quarterly periods on a calendar quarter basis. Prior to the first quarter of 2016, we reported our interim quarterly periods on a 13-week basis ending on a Saturday.
New accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will change certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual and interim periods beginning after December 15, 2016. We have not yet determined the impact this standard will have on our financial condition or results of operations.

In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.

In November 2015, the FASB issued a new accounting standard which clarifies and simplifies the balance sheet classification of deferred tax assets and liabilities. Under the new standard, all deferred tax assets and liabilities are required to be classified as non-current in a classified balance sheet. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the impact this standard will have on our financial condition.

In April 2015, the FASB issued a new accounting standard which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard was effective for annual and interim periods beginning after December 15, 2015. We adopted the new standard during the first quarter of 2016 and, as a result, reclassified unamortized debt issuance costs of $23.5 million from Other current assets and Other non-current assets to Long-term debt on the Condensed Consolidated Balance Sheet as of December 31, 2015.

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

2.	Acquisitions and Divestitures
Acquisitions
On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to income tax-related items. We expect the purchase price allocation to be completed in the second quarter of 2016. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations.
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition as previously reported at December 31, 2015 and as revised at March 31, 2016:

In millions	As Previously Reported	As Revised
Cash	$11.8	$11.8
Accounts receivable	75.9	75.9
Inventories	102.4	102.1
Other current assets	2.9	2.8
Property, plant and equipment	53.4	53.4
Identifiable intangible assets	1,033.8	1,033.8
Goodwill	1,061.9	1,037.4
Current liabilities	(97.2)	(94.3)
Deferred income taxes, including current	(418.8)	(396.8)
Other liabilities	(8.0)	(8.0)
Purchase price	$1,818.1	$1,818.1
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $1,037.4 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the ERICO Acquisition include $228.4 million of indefinite-lived trade name intangible assets and $805.4 million of definite-lived customer relationships with an estimated useful life of 21 years.

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014:

Three months ended
In millions, except per-share data	March 28, 2015
Pro forma net sales	$1,599.1
Pro forma net income from continuing operations	121.0
Pro forma earnings per ordinary share - continuing operations
Basic	$0.67
Diluted	0.66
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
Discontinued operations
During the first and second quarters of 2015, we sold the remaining portions of the Water Transport business in Australia and received cash proceeds of $59.0 million. The results of the Water Transport business have been presented as discontinued operations.
Operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Net sales	$—	$18.6
Cost of goods sold	—	18.1
Gross profit	$—	$0.5

Loss from discontinued operations before income taxes	$—	$(5.6)
Income tax benefit	—	1.3
Loss from discontinued operations, net of tax	$—	$(4.3)

3.	Share Plans
Total share-based compensation expense for the three months ended March 31, 2016 and March 28, 2015 was as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Restricted stock units	$7.0	$6.2
Stock options	5.4	3.5
Performance share units	3.7	—
Total share-based compensation expense	$16.1	$9.7

In the first quarter of 2016, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 1.7 million, of which 1.1 million were stock options, 0.3 million were restricted stock units and 0.3 million were performance share units. The weighted-average grant date fair value of the stock options, restricted stock units and performance share units issued was $10.23, $49.21 and $49.21, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2016 Annual Grant
Risk-free interest rate	1.57%
Expected dividend yield	2.47%
Expected share price volatility	27.3%
Expected term (years)	5.9

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
During the three months ended March 31, 2016 and the year ended December 31, 2015, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the three months ended March 31, 2016 included the reduction in hourly and salaried headcount of approximately 50 employees, consisting of approximately 10 in Water Quality Systems, 20 in Flow & Filtration Solutions and 20 in Technical Solutions. Initiatives during the year ended December 31, 2015 included the reduction in hourly and salaried headcount of approximately 3,000 employees, consisting of approximately 100 in Water Quality Systems, 200 in Flow & Filtration Solutions, 200 in Technical Solutions and 2,500 in Valves & Controls.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Severance and related costs	$0.8	$—
Other	(0.1)	—
Total restructuring costs	$0.7	$—
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs (benefits) by reportable segment for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Water Quality Systems	$0.5	$—
Flow & Filtration Solutions	(1.1)	—
Technical Solutions	0.2	—
Valves & Controls	0.2	—
Other	0.9	—
Consolidated	$0.7	$—
Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2016:

In millions	March 31, 2016
Beginning balance	$91.2
Costs incurred	0.8
Cash payments and other	(20.7)
Ending balance	$71.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2016	March 28, 2015
Net income	$107.4	$113.9
Net income from continuing operations	$107.4	$118.2
Weighted average ordinary shares outstanding
Basic	180.7	180.1
Dilutive impact of stock options, restricted stock units and performance share units	1.7	2.6
Diluted	182.4	182.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.59	$0.66
Discontinued operations	—	(0.03)
Basic earnings per ordinary share	$0.59	$0.63
Diluted
Continuing operations	$0.59	$0.65
Discontinued operations	—	(0.03)
Diluted earnings per ordinary share	$0.59	$0.62
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	3.1	1.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	March 31, 2016	December 31, 2015
Inventories
Raw materials and supplies	$461.9	$433.0
Work-in-process	244.5	249.2
Finished goods	491.3	492.1
Total inventories	$1,197.7	$1,174.3
Other current assets
Cost in excess of billings	$122.2	$114.4
Prepaid expenses	128.1	84.6
Deferred income taxes	114.6	96.7
Other current assets	16.5	13.6
Total other current assets	$381.4	$309.3
Property, plant and equipment, net
Land and land improvements	$160.7	$161.9
Buildings and leasehold improvements	511.3	518.8
Machinery and equipment	1,235.0	1,287.6
Construction in progress	88.6	79.3
Total property, plant and equipment	1,995.6	2,047.6
Accumulated depreciation and amortization	1,043.8	1,104.8
Total property, plant and equipment, net	$951.8	$942.8
Other non-current assets
Asbestos-related insurance receivable	$110.3	$111.0
Deferred income taxes	63.8	62.8
Other non-current assets	187.4	193.8
Total other non-current assets	$361.5	$367.6
Other current liabilities
Deferred revenue and customer deposits	$90.6	$94.6
Dividends payable	59.6	59.6
Billings in excess of cost	30.7	32.0
Accrued warranty	59.5	59.8
Other current liabilities	424.9	398.1
Total other current liabilities	$665.3	$644.1
Other non-current liabilities
Asbestos-related liabilities	$235.4	$237.9
Taxes payable	67.1	71.1
Other non-current liabilities	224.2	212.0
Total other non-current liabilities	$526.7	$521.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2015	Purchase accounting adjustments	Foreign currency translation/other	March 31, 2016
Water Quality Systems	$1,121.1	$—	$3.5	$1,124.6
Flow & Filtration Solutions	882.7	—	12.1	894.8
Technical Solutions	2,255.2	(24.5)	3.5	2,234.2
Valves & Controls	996.4	—	—	996.4
Total goodwill	$5,255.4	$(24.5)	$19.1	$5,250.0
Identifiable intangible assets consisted of the following:

	March 31, 2016			December 31, 2015
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$2,085.5	$(450.4)	$1,635.1	$2,078.7	$(415.8)	$1,662.9
Trade names	1.8	(1.2)	0.6	1.8	(1.2)	0.6
Proprietary technology and patents	250.6	(120.1)	130.5	249.3	(114.2)	135.1
Total finite-life intangibles	2,337.9	(571.7)	1,766.2	2,329.8	(531.2)	1,798.6
Indefinite-life intangibles
Trade names	694.8	—	694.8	691.5	—	691.5
Total intangibles, net	$3,032.7	$(571.7)	$2,461.0	$3,021.3	$(531.2)	$2,490.1
Intangible asset amortization expense was $37.6 million and $27.6 million for the three months ended March 31, 2016 and March 28, 2015, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

	Q2-Q4
In millions	2016	2017	2018	2019	2020	2021
Estimated amortization expense	$113.2	$150.1	$148.6	$146.1	$139.3	$134.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2016	Maturity Year	March 31, 2016	December 31, 2015
Commercial paper	1.628%	2019	$169.4	$179.5
Revolving credit facilities	1.936%	2019	1,330.0	1,181.4
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	500.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	559.8	548.4
Senior notes - fixed rate	3.625%	2020	400.0	400.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	250.0
Capital lease obligations and other	1.734%	2016	0.7	0.7
Unamortized debt issuance costs and discounts	N/A	N/A	(22.1)	(23.5)
Total debt			4,837.8	4,686.5
Less: Current maturities and short-term borrowings			(0.7)	(0.7)
Long-term debt			$4,837.1	$4,685.8
In September 2015, Pentair plc, Pentair Finance S.A. ("PFSA") and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA, completed public offerings (the "September 2015 Offerings") of $500 million aggregate principal amount of PFSA's 2.90% Senior Notes due 2018, $400 million aggregate principal amount of PFSA's 3.625% Senior Notes due 2020, $250 million aggregate principal amount of PFSA's 4.65% Senior Notes due 2025 and €500 million aggregate principal amount of PFSA's 2.45% Senior Notes due 2019. Pentair plc used the net proceeds from the September 2015 Offerings to finance the ERICO Acquisition.
The Senior Notes issued in the September 2015 Offerings, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes") are guaranteed as to payment by Pentair plc and PISG.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below) following the ERICO Acquisition from 3.50 to 1.00 on the last day of each fiscal quarter to the amounts specified below. Additionally, in September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment," and together with the First Amendment, the "Amendments"), which, among other things, increased the maximum aggregate availability to $2,500.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2016 and December 31, 2015, PFSA had $169.4 million and $179.5 million, respectively, of commercial paper outstanding, all of which

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,000.6 million as of March 31, 2016, which was limited to $429.7 million by the Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.3 million, of which none was outstanding at March 31, 2016. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2016 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2016	2017	2018	2019	2020	2021	Thereafter	Total
Contractual debt obligation maturities	$0.7	$350.0	$500.0	$2,309.2	$400.0	$500.0	$800.0	$4,859.9

9.	Derivatives and Financial Instruments
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
Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. To hedge currency exposure related to certain non-functional currency intercompany debt, we have entered into cross-currency swap contracts for periods consistent with the underlying debt.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

At March 31, 2016 and December 31, 2015, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $576.4 million and $331.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three months ended March 31, 2016 and March 28, 2015 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of March 31, 2016, we had deferred foreign currency gains of $5.0 million in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2016		December 31, 2015
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,500.1	$1,500.1	$1,360.9	$1,360.9
Fixed rate debt	3,359.8	3,399.0	3,349.1	3,395.4
Total debt	$4,859.9	$4,899.1	$4,710.0	$4,756.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(32.7)	$—	$(32.7)
Deferred compensation plan assets (1)	39.6	6.2	—	45.8
Total recurring fair value measurements	$39.6	$(26.5)	$—	$13.1

	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$0.1
Foreign currency contract liabilities	—	(7.6)	—	(7.6)
Deferred compensation plan assets (1)	43.8	7.0	—	50.8
Total recurring fair value measurements	$43.8	$(0.5)	$—	$43.3
Nonrecurring fair value measurements
Goodwill (2)	$—	$—	$996.4	$996.4
Trade name intangibles (3)	—	—	138.1	138.1
Total nonrecurring fair value measurements	$—	$—	$1,134.5	$1,134.5

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
The effective income tax rate for the three months ended March 31, 2016 was 20.5%, compared to 23.0% for the three months ended March 28, 2015. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $66.5 million and $69.9 million at March 31, 2016 and December 31, 2015, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	U.S. pension plans
	Three months ended
In millions	March 31, 2016	March 28, 2015
Service cost	$2.8	$3.5
Interest cost	4.1	3.7
Expected return on plan assets	(2.9)	(2.5)
Net periodic benefit cost	$4.0	$4.7

	Non-U.S. pension plans
	Three months ended
In millions	March 31, 2016	March 28, 2015
Service cost	$2.5	$2.6
Interest cost	3.7	3.8
Expected return on plan assets	(3.8)	(4.1)
Net periodic benefit cost	$2.4	$2.3
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 31, 2016 and March 28, 2015 were not material.

12.	Shareholders’ Equity
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 28, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the three months ended March 31, 2016 pursuant to this authorization. As of March 31, 2016, we had $800.0 million remaining available for share repurchases under this authorization.
Dividends payable
On February 23, 2016, the Board of Directors declared a quarterly cash dividend of $0.33 payable on May 6, 2016 to shareholders of record at the close of business on April 22, 2016. Additionally, on December 8, 2015, the Board of Directors declared a quarterly cash dividend of $0.33 which was paid on February 12, 2016 to shareholders of record at the close of business on January 29, 2016 and approved a plan to increase the 2016 annual cash dividend to $1.34, which is intended to be paid in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $59.6 million at March 31, 2016 and December 31, 2015.

13.	Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. During the third quarter of 2015, we updated our segment income (loss) measure to exclude intangible amortization in order to better reflect the performance of our reporting segments. Segment income (loss) represents equity income of unconsolidated subsidiaries and operating income (loss) exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Net sales
Water Quality Systems	$331.5	$306.9
Flow & Filtration Solutions	337.7	350.1
Technical Solutions	524.6	395.8
Valves & Controls	387.0	429.2
Other	(5.3)	(7.0)
Consolidated	$1,575.5	$1,475.0
Segment income (loss)
Water Quality Systems	$61.7	$51.8
Flow & Filtration Solutions	39.5	36.4
Technical Solutions	112.8	77.6
Valves & Controls	25.3	55.4
Other	(29.5)	(21.9)
Consolidated	$209.8	$199.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of consolidated segment income to consolidated operating income:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Segment income	$209.8	$199.3
Restructuring and other	(0.7)	—
Intangible amortization	(37.6)	(27.6)
Equity income of unconsolidated subsidiaries	(0.9)	(0.5)
Operating income	$170.6	$171.2

14.	Commitments and Contingencies
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
As of March 31, 2016, there were approximately 4,000 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $235.4 million and $237.9 million as of March 31, 2016 and December 31, 2015, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $110.3 million and $111.0 million as of March 31, 2016 and December 31, 2015, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Environmental matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $19.7 million and $22.8 million as of March 31, 2016 and December 31, 2015, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the three months ended March 31, 2016 were as follows:

In millions	March 31, 2016
Beginning balance	$59.8
Service and product warranty provision	12.9
Payments	(13.5)
Foreign currency translation	0.3
Ending balance	$59.5
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco International Ltd., Pentair Ltd.'s former parent company ("Tyco"), guaranteed performance by the flow control business of Pentair Ltd. ("Flow Control") to third parties or provided financial guarantees for financial commitments of Pentair Ltd. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Pentair Ltd., we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of March 31, 2016 and December 31, 2015, the outstanding value of bonds, letters of credit and bank guarantees totaled $382.8 million and $402.2 million, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

15.	Supplemental Guarantor Information
Pentair plc (the "Parent Company Guarantor") and Pentair Investments Switzerland GmbH (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of Pentair Finance S.A. (the "Subsidiary Issuer"). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,575.5	$—	$1,575.5
Cost of goods sold	—	—	—	1,040.1	—	1,040.1
Gross profit	—	—	—	535.4	—	535.4
Selling, general and administrative	8.4	—	0.9	322.3	—	331.6
Research and development	—	—	—	33.2	—	33.2
Operating income (loss)	(8.4)	—	(0.9)	179.9	—	170.6
Loss (earnings) from investment in subsidiaries	(115.8)	(115.8)	(144.1)	—	375.7	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.9)	—	(0.9)
Net interest expense	—	—	27.4	9.0	—	36.4
Income (loss) before income taxes	107.4	115.8	115.8	171.8	(375.7)	135.1
Provision for income taxes	—	—	—	27.7	—	27.7
Net income (loss)	$107.4	$115.8	$115.8	$144.1	$(375.7)	$107.4
Comprehensive income (loss), net of tax
Net income (loss)	$107.4	$115.8	$109.4	$137.7	$(362.9)	$107.4
Changes in cumulative translation adjustment	28.0	28.0	28.0	28.0	(84.0)	28.0
Changes in market value of derivative financial instruments	(14.7)	(14.7)	(14.7)	(14.7)	44.1	(14.7)
Comprehensive income (loss)	$120.7	$129.1	$122.7	$151.0	$(402.8)	$120.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$158.1	$—	$158.1
Accounts and notes receivable, net	—	—	—	1,268.7	—	1,268.7
Inventories	—	—	—	1,197.7	—	1,197.7
Other current assets	10.0	6.8	3.4	387.2	(26.0)	381.4
Total current assets	10.0	6.8	3.4	3,011.7	(26.0)	3,005.9
Property, plant and equipment, net	—	—	—	951.8	—	951.8
Other assets
Investments in subsidiaries	4,624.9	4,609.0	9,019.4	—	(18,253.3)	—
Goodwill	—	—	—	5,250.0	—	5,250.0
Intangibles, net	—	—	—	2,461.0	—	2,461.0
Other non-current assets	12.6	10.5	1,119.8	1,132.1	(1,913.5)	361.5
Total other assets	4,637.5	4,619.5	10,139.2	8,843.1	(20,166.8)	8,072.5
Total assets	$4,647.5	$4,626.3	$10,142.6	$12,806.6	$(20,192.8)	$12,030.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.7	$—	$0.7
Accounts payable	0.8	—	—	578.2	—	579.0
Employee compensation and benefits	0.7	0.1	—	221.8	—	222.6
Other current liabilities	71.9	1.3	20.4	597.7	(26.0)	665.3
Total current liabilities	73.4	1.4	20.4	1,398.4	(26.0)	1,467.6
Other liabilities
Long-term debt	487.6	—	5,509.9	753.1	(1,913.5)	4,837.1
Pension and other post-retirement compensation and benefits	—	—	—	285.9	—	285.9
Deferred tax liabilities	—	—	3.0	825.7	—	828.7
Other non-current liabilities	2.3	—	—	524.4	—	526.7
Total liabilities	563.3	1.4	5,533.3	3,787.5	(1,939.5)	7,946.0
Equity	4,084.2	4,624.9	4,609.3	9,019.1	(18,253.3)	4,084.2
Total liabilities and equity	$4,647.5	$4,626.3	$10,142.6	$12,806.6	$(20,192.8)	$12,030.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$126.6	$99.9	$106.6	$27.6	$(375.7)	$(15.0)
Investing activities
Capital expenditures	—	—	—	(38.2)	—	(38.2)
Proceeds from sale of property and equipment	—	—	—	6.3	—	6.3
Acquisitions, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Net intercompany loan activity	—	—	(6.5)	126.0	(119.5)	—
Net cash provided by (used for) investing activities	—	—	(6.5)	94.0	(119.5)	(32.0)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.7	—	0.7
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	164.8	(26.4)	—	138.4
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(64.9)	(99.9)	(276.4)	(54.0)	495.2	—
Excess tax benefits from share-based compensation	—	—	—	0.5	—	0.5
Shares issued to employees, net of shares withheld	(1.6)	—	—	—	—	(1.6)
Dividends paid	(60.1)	—	—	—	—	(60.1)
Net cash provided by (used for) financing activities	(126.6)	(99.9)	(111.6)	(79.9)	495.2	77.2
Effect of exchange rate changes on cash and cash equivalents	—	—	11.4	(9.8)	—	1.6
Change in cash and cash equivalents	—	—	(0.1)	31.9	—	31.8
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$—	$158.1	$—	$158.1

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$126.2	$—	$126.3
Accounts and notes receivable, net	0.1	—	—	1,167.6	—	1,167.7
Inventories	—	—	—	1,174.3	—	1,174.3
Other current assets	25.2	12.8	—	309.2	(37.9)	309.3
Total current assets	25.3	12.8	0.1	2,777.3	(37.9)	2,777.6
Property, plant and equipment, net	—	—	—	942.8	—	942.8
Other assets
Investments in subsidiaries	4,495.6	4,486.1	10,151.1	—	(19,132.8)	—
Goodwill	—	—	—	5,255.4	—	5,255.4
Intangibles, net	—	—	—	2,490.1	—	2,490.1
Other non-current assets	12.6	—	190.1	352.1	(187.2)	367.6
Total other assets	4,508.2	4,486.1	10,341.2	8,097.6	(19,320.0)	8,113.1
Total assets	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.7	$—	$0.7
Accounts payable	0.6	—	0.3	577.9	—	578.8
Employee compensation and benefits	0.4	0.1	—	262.4	—	262.9
Other current liabilities	61.7	1.5	27.1	591.7	(37.9)	644.1
Total current liabilities	62.7	1.6	27.4	1,432.7	(37.9)	1,486.5
Other liabilities
Long-term debt	453.3	1.7	4,535.5	(117.5)	(187.2)	4,685.8
Pension and other post-retirement compensation and benefits	—	—	—	287.2	—	287.2
Deferred tax liabilities	—	—	3.1	841.1	—	844.2
Other non-current liabilities	8.7	—	—	512.3	—	521.0
Total liabilities	524.7	3.3	4,566.0	2,955.8	(225.1)	7,824.7
Equity	4,008.8	4,495.6	5,775.3	8,861.9	(19,132.8)	4,008.8
Total liabilities and equity	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5

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
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include overall global economic and business conditions, including worldwide demand for oil and gas; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the ability to successfully integrate and achieve the expected benefits of the acquisition of ERICO Global Company; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including our 2015 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising four reporting segments: Water Quality Systems, Flow & Filtration Solutions, Technical Solutions and Valves & Controls. For the first three months of 2016, Water Quality Systems, Flow & Filtration Solutions, Technical Solutions and Valves & Controls, represented approximately 21 percent, 21 percent, 33 percent and 25 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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
Beginning in the first quarter of 2016, we report our interim quarterly periods on a calendar quarter basis. Prior to the first quarter of 2016, we reported our interim quarterly periods on a 13-week basis ending on a Saturday.

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2015 and the first three months of 2016 and will likely impact our results in the future:

•	Our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies. We expect this trend to continue throughout 2016.

•
We experienced declines in project orders, particularly within the energy and industrial businesses. We expect headwinds in the energy and industrial business to continue and oil prices to remain depressed throughout 2016.

•
We initiated restructuring actions to offset the negative earnings impact of foreign exchange and core revenue decline. We expect to continue these actions throughout 2016 and that these actions will contribute to margin growth in 2016.

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

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials. Commodity prices have declined, but we are uncertain as to the timing and impact of these market changes.

In 2016, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our increased global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015	$ change	% / point change
Net sales	$1,575.5	$1,475.0	$100.5	6.8%
Cost of goods sold	1,040.1	964.8	75.3	7.8%
Gross profit	535.4	510.2	25.2	4.9%
% of net sales	34.0%	34.6%		(0.6	) pts

Selling, general and administrative	331.6	309.2	22.4	7.2%
% of net sales	21.1%	21.0%		0.1	pts
Research and development	33.2	29.8	3.4	11.4%
% of net sales	2.1%	2.0%		0.1	pts

Operating income	170.6	171.2	(0.6)	(0.4)%
% of net sales	10.8%	11.6%		(0.8	) pts

Net interest expense	36.4	18.2	18.2	100.0%

Income from continuing operations before income taxes	135.1	153.5	(18.4)	(12.0)%
Provision for income taxes	27.7	35.3	(7.6)	(21.5)%
Effective tax rate	20.5%	23.0%		(2.5	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2016
over the prior year period
Volume	1.0%
Price	0.2
Core growth	1.2
Acquisition	8.0
Currency	(2.4)
Total	6.8%
The 6.8 percent increase in consolidated net sales in the first quarter of 2016 from 2015 was primarily driven by:

•	net sales of $120.1 million for the three months ended March 31, 2016 as a result of the ERICO Acquisition; and

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada.
These increases were partially offset by:

•	continued slowdown in industrial capital spending, particularly in the oil & gas and energy-related businesses, driving core sales declines in Valves & Controls;

•	slowing economic activity in certain developing regions, including China and Brazil; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.

Gross profit
The 0.6 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2016 from 2015 was primarily driven by:

•	inflationary increases related to raw materials and labor costs.
This decrease was partially offset by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Selling, general and administrative ("SG&A")
The 0.1 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2016 from 2015 was primarily driven by:

•	amortization expense of $37.6 million in the first quarter of 2016, compared to $27.6 million in the first quarter of 2015 as a result of the ERICO Acquisition; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
Net interest expense
The 100.0 percent increase in net interest expense in the first quarter of 2016 from 2015 was primarily driven by:

•
the impact of higher debt levels during the first three months of 2016, compared to the first three months of 2015, primarily as the result of the September 2015 issuance of senior notes to finance the ERICO Acquisition; and

•	increased overall interest rates in effect on our outstanding debt.
Provision for income taxes
The 2.5 percentage point decrease in the effective tax rate in the first quarter of 2016 from 2015 was primarily driven by:
•the mix of global earnings toward lower tax jurisdictions; and
•increased non-recurring benefits related to resolution of tax disputes and expiration of statutes of limitations.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our four reportable segments (Water Quality Systems, Flow & Filtration Solutions, Technical Solutions and Valves & Controls). Each of these segments is comprised of various product offerings that serve multiple end users.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015	% / point change
Net sales	$331.5	$306.9	8.0%
Segment income	61.7	51.8	19.1%
% of net sales	18.6%	16.9%	1.7	pts

Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

Three months ended March 31, 2016
over the prior year period
Volume	8.9%
Price	0.3
Core growth	9.2
Currency	(1.2)
Total	8.0%
The 8.0 percent increase in net sales for Water Quality Systems in the first quarter of 2016 from 2015 was primarily driven by:

•	core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market for the first three months of 2016;

•	core sales growth in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended March 31, 2016
	over the prior year period
Growth	1.5	pts
Inflation	(0.9)
Productivity/Price	1.1
Total	1.7	pts

The 1.7 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in the first quarter of 2016 from 2015 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015	% / point change
Net sales	$337.7	$350.1	(3.5)%
Segment income	39.5	36.4	8.5%
% of net sales	11.7%	10.4%	1.3	pts

Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

Three months ended March 31, 2016
over the prior year period
Volume	(1.9)%
Price	0.4
Core growth	(1.5)
Currency	(2.0)
Total	(3.5)%
The 3.5 percent decrease in net sales for Flow & Filtration Solutions in the first quarter of 2016 from 2015 was primarily driven by:

•	core sales declines in the food & beverage business due mainly to weak irrigation sales and lower project sales;

•	core sales declines in our industrial businesses and in China; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth related to higher sales of pump and filtration solutions serving the residential & commercial and infrastructure businesses; and

•	core growth in certain developing regions, including Middle East, Southeast Asia and Eastern Europe.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended March 31, 2016
	over the prior year period
Growth	(1.1	) pts
Inflation	(1.3)
Productivity/Price	3.7
Total	1.3	pts
The 1.3 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in the first quarter of 2016 from 2015 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our cost-out actions and PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	lower core sales volumes, which resulted in decreased leverage on operating expenses.

Technical Solutions
The net sales and segment income for Technical Solutions for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015	% / point change
Net sales	$524.6	$395.8	32.5%
Segment income	112.8	77.6	45.4%
% of net sales	21.5%	19.6%	1.9	pts
Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

Three months ended March 31, 2016
over the prior year period
Volume	5.1%
Price	(0.1)
Core growth	5.0
Acquisition	29.9
Currency	(2.4)
Total	32.5%
The 32.5 percent increase in net sales for Technical Solutions in the first quarter of 2016 from 2015 was primarily driven by:

•	net sales of $120.1 million for the three months ended March 31, 2016 as a result of the ERICO Acquisition; and

•	higher project core sales volume in the Unites States and Canada.
These increases were partially offset by:

•	lower North American industrial business core sales as a result of decline in short cycle and standard product sales; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended March 31, 2016
	over the prior year period
Growth/Acquisition	—
Inflation	(1.1)
Productivity/Price	3.0
Total	1.9	pts

The 1.9 percentage point increase in segment income for Technical Solutions as a percentage of net sales in the first quarter of 2016 from 2015 was primarily driven by:

•	higher core sales volumes in our infrastructure and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	strong margin contribution and integration synergies as a result of the ERICO Acquisition.
These increases were partially offset by:

•	high margin project sales in the first quarter of 2015 that did not recur in the first quarter of 2016; and

•	inflationary increases related to labor costs and certain raw materials.

Valves & Controls
The net sales and segment income for Valves & Controls for the three months ended March 31, 2016 and March 28, 2015 were as follows:

	Three months ended
In millions	March 31, 2016	March 28, 2015	% / point change
Net sales	$387.0	$429.2	(9.8)%
Segment income	25.3	55.4	(54.3)%
% of net sales	6.5%	12.9%	(6.4	) pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

Three months ended March 31, 2016
over the prior year period
Volume	(6.0)%
Price	(0.5)
Core growth	(6.5)
Currency	(3.3)
Total	(9.8)%
The 9.8 percent decrease in net sales for Valves & Controls in the first quarter of 2016 from 2015 was primarily driven by:

•	lower shipments and orders within the oil & gas business and broad-based slowing of global capital spending;

•	continued sales decline in the power and mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	sales growth in developing regions, including Southeast Asia, Latin America and India.
Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	Three months ended March 31, 2016
	over the prior year period
Growth	(13.2	) pts
Inflation	(0.7)
Productivity/Price	7.5
Total	(6.4	) pts
The 6.4 percentage point decrease in segment income for Valves & Controls as a percentage of net sales in the first quarter of 2016 from 2015 was primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses;

•	negative mix and pricing pressure in aftermarket business; and

•	inflationary cost increases.
These decreases were partially offset by:

•	savings generated from cost-out actions and our PIMS initiatives, including lean and supply management practices.

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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within Water Quality Systems, Flow & Filtration Solutions and Technical Solutions. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. Additionally, Technical Solutions generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere.
Operating activities
Cash used for operating activities of continuing operations was $15.0 million in the first three months of 2016, compared to $126.2 million in the same period of 2015.
The $15.0 million in net cash used for operating activities of continuing operations in the first three months of 2016 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2016 were negatively impacted by $179.2 million due to the increase in net working capital, primarily the result of increases in accounts receivable and inventories in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $178.5 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $126.2 million in net cash used for operating activities of continuing operations in the first three months of 2015 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2015 were negatively impacted by $300.1 million due to the increase in net working capital, primarily the result of increases in accounts receivable and inventories in anticipation of our peak sales season in the second and third quarter. The increase in net working capital was partially offset by $178.2 million of net income from continuing operations, net of non-cash depreciation and amortization.
Investing activities
Cash used for investing activities of continuing operations was $32.0 million in the first three months of 2016, compared to $35.5 million in the same period of 2015. Net cash used for investing activities of continuing operations in the first three months of 2016 primarily relates to capital expenditures of $38.2 million partially offset by $6.3 million of proceeds from the sale of property and equipment. Net cash used for investing activities of continuing operations in the first three months of 2015 relates primarily relates to capital expenditures of $34.8 million partially offset by $2.3 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2016 to be approximately $150 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash provided by financing activities was $77.2 million in the first three months of 2016, compared with $159.6 million in the prior year period. Net cash provided by financing activities in the first three months of 2016 primarily included net receipts of commercial paper and revolving long-term debt, partially offset by payment of dividends. Net cash provided by financing activities in the first three months of 2015 primarily included net receipts of commercial paper and revolving long-term debt, partially offset by share repurchases and payment of dividends.

In September 2015, Pentair plc, Pentair Finance S.A. ("PFSA") and Pentair Investments Switzerland GmbH ("PISG"), a 100-percent owned subsidiary of Pentair plc and the 100-percent owner of PFSA, completed public offerings (the "September 2015 Offerings") of $500 million aggregate principal amount of PFSA's 2.90% Senior Notes due 2018, $400 million aggregate principal amount of PFSA's 3.625% Senior Notes due 2020, $250 million aggregate principal amount of PFSA's 4.65% Senior Notes due 2025 and €500 million aggregate principal amount of PFSA's 2.45% Senior Notes due 2019, all of which are guaranteed as to payment by Pentair plc and PISG. Pentair plc used the net proceeds from the September 2015 Offerings to finance the ERICO Acquisition.
The Senior Notes issued in the September 2015 Offerings, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes") are guaranteed as to payment by Pentair plc and PISG.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below) following the ERICO Acquisition from 3.50 to 1.00 on the last day of each fiscal quarter to the amounts specified below. Additionally, in September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment," and together with the First Amendment, the "Amendments"), which, among other things, increased the maximum aggregate availability to $2,500.0 million.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2016 and December 31, 2015, PFSA had $169.4 million and $179.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,000.6 million as of March 31, 2016, which was limited to $429.7 million by the Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.3 million, of which none was outstanding at March 31, 2016. Borrowings under these credit facilities bear interest at variable rates.
As of March 31, 2016, we have $89.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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

Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 28, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the three months ended March 31, 2016. As of March 31, 2016, we had $800.0 million remaining available for share repurchases under this authorization.

Dividends
On February 23, 2016, the Board of Directors declared a quarterly cash dividend of $0.33 payable on May 6, 2016 to shareholders of record at the close of business on April 22, 2016. Additionally, on December 8, 2015, the Board of Directors declared a quarterly cash dividend of $0.33 which was paid on February 12, 2016 to shareholders of record at the close of business on January 29, 2016 and approved a plan to increase the 2016 annual cash dividend to $1.34, which is intended to be paid in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $59.6 million at March 31, 2016 and December 31, 2015.
We paid dividends in the first three months of 2016 of $60.1 million, or $0.33 per ordinary share, compared with $57.5 million, or $0.32 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends and redemptions and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. GAAP reported amount (e.g., retained earnings). As of December 31, 2015, our distributable reserve balance was $9.6 billion.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of adjusted net income. Free cash flow is a non-Generally Accepted Accounting Principles financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of operating performance because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2016	March 28, 2015
Net cash provided by (used for) operating activities of continuing operations	$(15.0)	$(126.2)
Capital expenditures	(38.2)	(34.8)
Proceeds from sale of property and equipment	6.3	2.3
Free cash flow	$(46.9)	$(158.7)
NEW ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will change certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for annual and interim periods beginning after December 15, 2016. We have not yet determined the impact this standard will have on our financial condition or results of operations.

In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.

In November 2015, the FASB issued a new accounting standard which clarifies and simplifies the balance sheet classification of deferred tax assets and liabilities. Under the new standard, all deferred tax assets and liabilities are required to be classified as non-current in a classified balance sheet. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the impact this standard will have on our financial condition.

In April 2015, the FASB issued a new accounting standard which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard was effective for annual and interim periods beginning after December 15, 2015. We adopted the new standard during the first quarter of 2016 and, as a result, reclassified unamortized debt issuance costs of $23.5 million from Other current assets and Other non-current assets to Long-term debt on the Condensed Consolidated Balance Sheet as of December 31, 2015.

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
CRITICAL ACCOUNTING POLICIES
In our 2015 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2016. For additional information, refer to Item 7A of our 2015 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
As part of our ongoing integration activities after the ERICO Acquisition, we are continuing to incorporate our controls and procedures into the ERICO business and to augment our company-wide controls. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2015 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2015 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 30	74,710	$49.26	—	$800,000,049
January 31 - February 27	1,165	$46.23	—	$800,000,049
February 28 - March 31	21,788	$50.71	—	$800,000,049
Total	97,663		—

(a)
The purchases in this column include 74,710 shares for the period January 1 - January 30, 1,165 shares for the period January 31 - February 27 and 21,788 shares for the period February 28 - March 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2016.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended March 31, 2016

10.1
Form of Key Executive Employment and Severance Agreement for Dennis J. Cassidy Jr. (Incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2015 (File No. 001-11625)).

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2016 and March 28, 2015, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 28, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and March 28, 2015, and (v) Notes to Condensed Consolidated Financial Statements.