Form 10-Q
period 2016-06-30
PENTAIR plc
filed 2016-07-28
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2016, 181,093,366 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Net sales	$1,733.3	$1,661.2	$3,308.8	$3,136.2
Cost of goods sold	1,134.1	1,095.0	2,174.2	2,059.8
Gross profit	599.2	566.2	1,134.6	1,076.4
Selling, general and administrative	348.4	319.3	680.0	628.5
Research and development	33.9	29.0	67.1	58.8
Operating income	216.9	217.9	387.5	389.1
Other (income) expense:
Equity income of unconsolidated subsidiaries	(1.0)	(0.6)	(1.9)	(1.1)
Net interest expense	35.5	18.6	71.9	36.8
Income from continuing operations before income taxes	182.4	199.9	317.5	353.4
Provision for income taxes	39.6	46.0	67.3	81.3
Net income from continuing operations	142.8	153.9	250.2	272.1
Loss from discontinued operations, net of tax	—	(1.3)	—	(5.6)
Loss from sale / impairment of discontinued operations, net of tax	—	(4.8)	—	(4.8)
Net income	$142.8	$147.8	$250.2	$261.7
Comprehensive income (loss), net of tax
Net income	$142.8	$147.8	$250.2	$261.7
Changes in cumulative translation adjustment	(25.8)	21.6	2.2	(152.6)
Changes in market value of derivative financial instruments, net of $0.0, $0.3, ($0.5), and $0.4, respectively	10.9	(0.8)	(3.8)	(0.9)
Comprehensive income	$127.9	$168.6	$248.6	$108.2
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.79	$0.85	$1.38	$1.51
Discontinued operations	—	(0.03)	—	(0.06)
Basic earnings per ordinary share	$0.79	$0.82	$1.38	$1.45
Diluted
Continuing operations	$0.78	$0.84	1.37	1.49
Discontinued operations	—	(0.03)	—	(0.06)
Diluted earnings per ordinary share	$0.78	$0.81	$1.37	$1.43
Weighted average ordinary shares outstanding
Basic	180.9	179.8	180.8	180.1
Diluted	183.0	182.3	182.8	182.6
Cash dividends paid per ordinary share	$0.33	$0.32	$0.66	$0.64
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$173.3	$126.3
Accounts and notes receivable, net of allowances of $90.6 and $103.7, respectively	1,086.2	1,167.7
Inventories	1,133.2	1,174.3
Other current assets	400.1	309.3
Total current assets	2,792.8	2,777.6
Property, plant and equipment, net	937.6	942.8
Other assets
Goodwill	5,231.5	5,255.4
Intangibles, net	2,419.6	2,490.1
Other non-current assets	362.3	367.6
Total other assets	8,013.4	8,113.1
Total assets	$11,743.8	$11,833.5
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$0.7
Accounts payable	531.7	578.8
Employee compensation and benefits	216.3	262.9
Other current liabilities	667.9	644.1
Total current liabilities	1,415.9	1,486.5
Other liabilities
Long-term debt	4,551.7	4,685.8
Pension and other post-retirement compensation and benefits	282.0	287.2
Deferred tax liabilities	815.2	844.2
Other non-current liabilities	512.7	521.0
Total liabilities	7,577.5	7,824.7
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 181.1 and 180.5 issued at June 30, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	2,890.9	2,860.3
Retained earnings	1,920.2	1,791.7
Accumulated other comprehensive loss	(646.6)	(645.0)
Total equity	4,166.3	4,008.8
Total liabilities and equity	$11,743.8	$11,833.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2016	June 27, 2015
Operating activities
Net income	$250.2	$261.7
Loss from discontinued operations, net of tax	—	5.6
Loss from sale / impairment of discontinued operations, net of tax	—	4.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.9)	(1.1)
Depreciation	68.3	66.8
Amortization	75.2	55.6
Deferred income taxes	(26.6)	4.9
Share-based compensation	22.3	19.4
Excess tax benefits from share-based compensation	(3.2)	(4.6)
Loss (gain) on sale of assets	7.5	(8.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	89.7	2.7
Inventories	36.7	(97.6)
Other current assets	(75.9)	(35.6)
Accounts payable	(47.3)	(43.4)
Employee compensation and benefits	(48.0)	(41.2)
Other current liabilities	37.0	30.3
Other non-current assets and liabilities	(14.5)	(24.9)
Net cash provided by (used for) operating activities of continuing operations	369.5	195.1
Net cash provided by (used for) operating activities of discontinued operations	—	(9.6)
Net cash provided by (used for) operating activities	369.5	185.5
Investing activities
Capital expenditures	(74.6)	(66.8)
Proceeds from sale of property and equipment	9.5	23.1
Acquisitions, net of cash acquired	—	(99.0)
Other	(3.0)	(0.5)
Net cash provided by (used for) investing activities of continuing operations	(68.1)	(143.2)
Net cash provided by (used for) investing activities of discontinued operations	—	59.0
Net cash provided by (used for) investing activities	(68.1)	(84.2)
Financing activities
Net repayments of short-term borrowings	—	(0.3)
Net (repayments) receipts of commercial paper and revolving long-term debt	(139.8)	263.4
Repayments of long-term debt	(0.7)	(4.3)
Excess tax benefits from share-based compensation	3.2	4.6
Shares issued to employees, net of shares withheld	8.3	17.3
Repurchases of ordinary shares	—	(200.0)
Dividends paid	(119.7)	(115.6)
Net cash provided by (used for) financing activities	(248.7)	(34.9)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(29.5)
Change in cash and cash equivalents	47.0	36.9
Cash and cash equivalents, beginning of period	126.3	110.4
Cash and cash equivalents, end of period	$173.3	$147.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	—	—	250.2	—	250.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(1.6)	(1.6)
Dividends declared	—	—	—	—	—	(121.7)	—	(121.7)
Exercise of options, net of shares tendered for payment	0.4	—	—	—	13.8	—	—	13.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(5.5)	—	—	(5.5)
Share-based compensation	—	—	—	—	22.3	—	—	22.3
Balance - June 30, 2016	181.1	$1.8	—	$—	$2,890.9	$1,920.2	$(646.6)	$4,166.3

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8
Net income	—	—	—	—	—	261.7	—	261.7
Other comprehensive loss, net of tax	—	—	—	—	—	—	(153.5)	(153.5)
Dividends declared	—	—	—	—	1.5	(58.1)	—	(56.6)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	—	—	0.5	27.7	(6.8)	—	—	20.9
Issuance of restricted shares, net of cancellations	—	—	0.2	8.5	(8.5)	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(2.7)	(0.9)	—	—	(3.6)
Share-based compensation	—	—	—	—	19.4	—	—	19.4
Balance - June 27, 2015	199.3	$2.0	(19.3)	$(1,218.4)	$4,054.7	$2,247.6	$(533.8)	$4,552.1
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
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to income tax-related items. The purchase price allocation will be completed in the third quarter of 2016. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocations.
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition as previously reported at December 31, 2015 and as revised at June 30, 2016:

In millions	As Previously Reported	As Revised
Cash	$11.8	$11.8
Accounts receivable	75.9	75.9
Inventories	102.4	101.8
Other current assets	2.9	2.8
Property, plant and equipment	53.4	53.4
Identifiable intangible assets	1,033.8	1,033.8
Goodwill	1,061.9	1,028.6
Current liabilities	(97.2)	(94.1)
Deferred income taxes, including current	(418.8)	(382.8)
Other liabilities	(8.0)	(13.1)
Purchase price	$1,818.1	$1,818.1
The excess of purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $1,028.6 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the ERICO Acquisition include $228.4 million of indefinite-lived trade name intangible assets and $805.4 million of definite-lived customer relationships with an estimated useful life of 21 years.

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014:

	Three months ended	Six months ended
In millions, except per-share data	June 27, 2015	June 27, 2015
Pro forma net sales	$1,804.5	$3,403.6
Pro forma net income from continuing operations	164.2	285.2
Pro forma earnings per ordinary share - continuing operations
Basic	$0.91	$1.58
Diluted	0.90	1.56
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
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

of cash acquired. In November 2015, cash of $0.9 million (1.2 million Canadian dollars translated at the average monthly exchange rate) was paid to Nuheat in settlement of a working capital adjustment. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $43.2 million, none of which is tax deductible. Identified intangible assets acquired consisted of definite-lived customer relationships of $53.3 million, with an estimated useful life of 17 years. The pro forma impact of this acquisition was deemed to not be material.
Discontinued operations
During the first and second quarters of 2015, we sold the remaining portions of the Water Transport business in Australia and received cash proceeds of $59.0 million. The results of the Water Transport business have been presented as discontinued operations.
Operating results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Net sales	$—	$—	$—	$18.6
Cost of goods sold	—	—	—	18.1
Gross profit	$—	$—	$—	$0.5

Loss from discontinued operations before income taxes	$—	$(1.6)	$—	$(7.1)
Income tax benefit	—	0.3	—	1.5
Loss from discontinued operations, net of tax	$—	$(1.3)	$—	$(5.6)
				—
Loss from sale / impairment of discontinued operations before income taxes	$—	$(4.8)	$—	$(4.8)
Income tax benefit	—	—	—	—
Loss from sale / impairment of discontinued operations, net of tax	$—	$(4.8)	$—	$(4.8)

3.	Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2016 and June 27, 2015 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Restricted stock units	$3.6	$6.3	$10.6	$12.5
Stock options	1.8	3.4	7.2	6.9
Performance share units	0.8	—	4.5	—
Total share-based compensation expense	$6.2	$9.7	$22.3	$19.4

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
During the six months ended June 30, 2016 and the year ended December 31, 2015, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the six months ended June 30, 2016 included the reduction in hourly and salaried headcount of approximately 600 employees, consisting of approximately 50 in Water Quality Systems, 100 in Flow & Filtration Solutions, 150 in Technical Solutions and 300 in Valves & Controls. Initiatives during the year ended December 31, 2015 included the reduction in hourly and salaried headcount of approximately 3,000 employees, consisting of approximately 100 in Water Quality Systems, 200 in Flow & Filtration Solutions, 200 in Technical Solutions and 2,500 in Valves & Controls.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Severance and related costs	$23.2	$20.6	$24.0	$20.6
Other	3.6	3.4	3.5	3.4
Total restructuring costs	$26.8	$24.0	$27.5	$24.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Water Quality Systems	$3.8	$3.3	$4.3	$3.3
Flow & Filtration Solutions	3.7	3.7	2.6	3.7
Technical Solutions	3.7	3.4	3.9	3.4
Valves & Controls	14.7	13.6	14.9	13.6
Other	0.9	—	1.8	—
Consolidated	$26.8	$24.0	$27.5	$24.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2016:

In millions	June 30, 2016
Beginning balance	$91.2
Costs incurred	24.0
Cash payments and other	(36.6)
Ending balance	$78.6

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Net income	$142.8	$147.8	$250.2	$261.7
Net income from continuing operations	$142.8	$153.9	$250.2	$272.1
Weighted average ordinary shares outstanding
Basic	180.9	179.8	180.8	180.1
Dilutive impact of stock options, restricted stock units and performance share units	2.1	2.5	2.0	2.5
Diluted	183.0	182.3	182.8	182.6
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.79	$0.85	$1.38	$1.51
Discontinued operations	—	(0.03)	—	(0.06)
Basic earnings per ordinary share	$0.79	$0.82	$1.38	$1.45
Diluted
Continuing operations	$0.78	$0.84	$1.37	$1.49
Discontinued operations	—	(0.03)	—	(0.06)
Diluted earnings per ordinary share	$0.78	$0.81	$1.37	$1.43
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	1.1	2.0	1.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	June 30, 2016	December 31, 2015
Inventories
Raw materials and supplies	$427.0	$433.0
Work-in-process	236.7	249.2
Finished goods	469.5	492.1
Total inventories	$1,133.2	$1,174.3
Other current assets
Cost in excess of billings	$135.9	$114.4
Prepaid expenses	130.2	84.6
Deferred income taxes	118.1	96.7
Other current assets	15.9	13.6
Total other current assets	$400.1	$309.3
Property, plant and equipment, net
Land and land improvements	$157.9	$161.9
Buildings and leasehold improvements	520.5	518.8
Machinery and equipment	1,236.8	1,287.6
Construction in progress	80.2	79.3
Total property, plant and equipment	1,995.4	2,047.6
Accumulated depreciation and amortization	1,057.8	1,104.8
Total property, plant and equipment, net	$937.6	$942.8
Other non-current assets
Asbestos-related insurance receivable	$109.0	$111.0
Deferred income taxes	61.9	62.8
Other non-current assets	191.4	193.8
Total other non-current assets	$362.3	$367.6
Other current liabilities
Deferred revenue and customer deposits	$77.5	$94.6
Dividends payable	61.6	59.6
Accrued warranty	59.7	59.8
Billings in excess of cost	23.4	32.0
Other current liabilities	445.7	398.1
Total other current liabilities	$667.9	$644.1
Other non-current liabilities
Asbestos-related liabilities	$233.0	$237.9
Taxes payable	70.3	71.1
Other non-current liabilities	209.4	212.0
Total other non-current liabilities	$512.7	$521.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2015	Purchase accounting adjustments	Foreign currency translation/other	June 30, 2016
Water Quality Systems	$1,121.1	$—	$3.3	$1,124.4
Flow & Filtration Solutions	882.7	—	3.0	885.7
Technical Solutions	2,255.2	(33.3)	3.1	2,225.0
Valves & Controls	996.4	—	—	996.4
Total goodwill	$5,255.4	$(33.3)	$9.4	$5,231.5
Identifiable intangible assets consisted of the following:

	June 30, 2016			December 31, 2015
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$2,083.3	$(481.6)	$1,601.7	$2,078.7	$(415.8)	$1,662.9
Trade names	1.8	(1.3)	0.5	1.8	(1.2)	0.6
Proprietary technology and patents	249.7	(124.6)	125.1	249.3	(114.2)	135.1
Total finite-life intangibles	2,334.8	(607.5)	1,727.3	2,329.8	(531.2)	1,798.6
Indefinite-life intangibles
Trade names	692.3	—	692.3	691.5	—	691.5
Total intangibles, net	$3,027.1	$(607.5)	$2,419.6	$3,021.3	$(531.2)	$2,490.1
Intangible asset amortization expense was $37.6 million and $28.0 million for the three months ended June 30, 2016 and June 27, 2015, respectively, and $75.2 million and $55.6 million for the six months ended June 30, 2016 and June 27, 2015, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

	Q3-Q4
In millions	2016	2017	2018	2019	2020	2021
Estimated amortization expense	$75.3	$149.8	$148.3	$145.9	$139.1	$134.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2016	Maturity Year	June 30, 2016	December 31, 2015
Commercial paper	1.713%	2019	$161.5	$179.5
Revolving credit facilities	1.964%	2019	1,059.7	1,181.4
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	500.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	551.3	548.4
Senior notes - fixed rate	3.625%	2020	400.0	400.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	250.0
Capital lease obligations and other	N/A	N/A	—	0.7
Unamortized debt issuance costs and discounts	N/A	N/A	(20.8)	(23.5)
Total debt			4,551.7	4,686.5
Less: Current maturities and short-term borrowings			—	(0.7)
Long-term debt			$4,551.7	$4,685.8
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 30, 2016 and December 31, 2015, PFSA had $161.5 million and $179.5 million, respectively, of commercial paper outstanding, all of which

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,278.8 million as of June 30, 2016, which was limited to $630.1 million by the Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.4 million, of which none was outstanding at June 30, 2016. Borrowings under these credit facilities bear interest at variable rates.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2016 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2016	2017	2018	2019	2020	2021	Thereafter	Total
Contractual debt obligation maturities	$—	$350.0	$500.0	$2,022.5	$400.0	$500.0	$800.0	$4,572.5

9.	Derivatives and Financial Instruments
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

At June 30, 2016 and December 31, 2015, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $543.1 million and $331.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and six months ended June 30, 2016 and June 27, 2015 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of June 30, 2016, we had deferred foreign currency gains of $13.6 million in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2016		December 31, 2015
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,221.2	$1,221.2	$1,360.9	$1,360.9
Fixed rate debt	3,351.3	3,472.0	3,349.1	3,395.4
Total debt	$4,572.5	$4,693.2	$4,710.0	$4,756.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.1	$—	$2.1
Foreign currency contract liabilities	—	(16.8)	—	(16.8)
Deferred compensation plan assets (1)	39.7	6.4	—	46.1
Total recurring fair value measurements	$39.7	$(8.3)	$—	$31.4

	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$0.1
Foreign currency contract liabilities	—	(7.6)	—	(7.6)
Deferred compensation plan assets (1)	43.8	7.0	—	50.8
Total recurring fair value measurements	$43.8	$(0.5)	$—	$43.3
Nonrecurring fair value measurements
Goodwill (2)	$—	$—	$996.4	$996.4
Trade name intangibles (3)	—	—	138.1	138.1
Total nonrecurring fair value measurements	$—	$—	$1,134.5	$1,134.5

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
The effective income tax rate for the six months ended June 30, 2016 was 21.2%, compared to 23.0% for the six months ended June 27, 2015. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $70.8 million and $69.9 million at June 30, 2016 and December 31, 2015, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	U.S. pension plans
	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Service cost	$2.8	$3.5	$5.6	$7.0
Interest cost	4.1	3.7	8.2	7.4
Expected return on plan assets	(2.9)	(2.5)	(5.8)	(5.0)
Net periodic benefit cost	$4.0	$4.7	$8.0	$9.4

	Non-U.S. pension plans
	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Service cost	$2.5	$2.6	$5.0	$5.2
Interest cost	3.7	3.8	7.4	7.6
Expected return on plan assets	(3.8)	(4.1)	(7.6)	(8.2)
Net periodic benefit cost	$2.4	$2.3	$4.8	$4.6
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 30, 2016 and June 27, 2015 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

12.	Shareholders’ Equity
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the six months ended June 27, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the six months ended June 30, 2016 pursuant to this authorization. As of June 30, 2016, we had $800.0 million remaining available for share repurchases under this authorization.
Dividends payable
On December 8, 2015, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, to be paid to our shareholders in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016.

On May 11, 2016, the Board of Directors declared a quarterly cash dividend of $0.34 payable on August 5, 2016 to shareholders of record at the close of business on July 22, 2016. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $61.6 million and $59.6 million at June 30, 2016 and December 31, 2015, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Net sales
Water Quality Systems	$397.1	$387.7	$728.6	$694.6
Flow & Filtration Solutions	368.7	374.6	706.4	724.7
Technical Solutions	540.6	407.1	1,065.2	802.9
Valves & Controls	433.6	496.4	820.6	925.6
Other	(6.7)	(4.6)	(12.0)	(11.6)
Consolidated	$1,733.3	$1,661.2	$3,308.8	$3,136.2
Segment income (loss)
Water Quality Systems	$98.2	$88.2	$159.9	$140.0
Flow & Filtration Solutions	55.5	57.1	95.0	93.5
Technical Solutions	111.6	86.4	224.4	164.0
Valves & Controls	43.7	64.4	69.0	119.8
Other	(17.6)	(22.6)	(47.1)	(44.5)
Consolidated	$291.4	$273.5	$501.2	$472.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of consolidated segment income to consolidated operating income:

	Three months ended		Six months ended
In millions	June 30, 2016	June 27, 2015	June 30, 2016	June 27, 2015
Segment income	$291.4	$273.5	$501.2	$472.8
Restructuring and other	(35.9)	(25.5)	(36.6)	(25.5)
Intangible amortization	(37.6)	(28.0)	(75.2)	(55.6)
Inventory step-up	—	(1.5)	—	(1.5)
Equity income of unconsolidated subsidiaries	(1.0)	(0.6)	(1.9)	(1.1)
Operating income	$216.9	$217.9	$387.5	$389.1

14.	Commitments and Contingencies
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
As of June 30, 2016, there were approximately 4,000 claims outstanding against our subsidiaries. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $233.0 million and $237.9 million as of June 30, 2016 and December 31, 2015, respectively, and was recorded in Other non-current liabilities in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $109.0 million and $111.0 million as of June 30, 2016 and December 31, 2015, respectively, and was recorded in Other non-current assets in the Condensed Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Environmental matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $19.0 million and $22.8 million as of June 30, 2016 and December 31, 2015, respectively. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the six months ended June 30, 2016 were as follows:

In millions	June 30, 2016
Beginning balance	$59.8
Service and product warranty provision	30.5
Payments	(30.7)
Foreign currency translation	0.1
Ending balance	$59.7
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
As of June 30, 2016 and December 31, 2015, the outstanding value of bonds, letters of credit and bank guarantees totaled $378.3 million and $402.2 million, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,733.3	$—	$1,733.3
Cost of goods sold	—	—	—	1,134.1	—	1,134.1
Gross profit	—	—	—	599.2	—	599.2
Selling, general and administrative	1.1	—	—	347.3	—	348.4
Research and development	—	—	—	33.9	—	33.9
Operating income (loss)	(1.1)	—	—	218.0	—	216.9
Loss (earnings) from investment in subsidiaries	(143.8)	(143.8)	(172.6)	—	460.2	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.0)	—	(1.0)
Net interest expense	—	—	28.8	6.7	—	35.5
Income (loss) before income taxes	142.7	143.8	143.8	212.3	(460.2)	182.4
Provision (benefit) for income taxes	(0.1)	—	—	39.7	—	39.6
Net income (loss)	$142.8	$143.8	$143.8	$172.6	$(460.2)	$142.8
Comprehensive income (loss), net of tax
Net income (loss)	$142.8	$143.8	$143.8	$172.6	$(460.2)	$142.8
Changes in cumulative translation adjustment	(25.8)	(25.8)	(25.8)	(25.8)	77.4	(25.8)
Changes in market value of derivative financial instruments	10.9	10.9	10.9	10.9	(32.7)	10.9
Comprehensive income (loss)	$127.9	$128.9	$128.9	$157.7	$(415.5)	$127.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,308.8	$—	$3,308.8
Cost of goods sold	—	—	—	2,174.2	—	2,174.2
Gross profit	—	—	—	1,134.6	—	1,134.6
Selling, general and administrative	9.5	—	0.9	669.6	—	680.0
Research and development	—	—	—	67.1	—	67.1
Operating income (loss)	(9.5)	—	(0.9)	397.9	—	387.5
Loss (earnings) from continuing operations of investment in subsidiaries	(259.6)	(259.6)	(316.7)	—	835.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.9)	—	(1.9)
Net interest expense	—	—	56.2	15.7	—	71.9
Income (loss) before income taxes	250.1	259.6	259.6	384.1	(835.9)	317.5
Provision (benefit) for income taxes	(0.1)	—	—	67.4	—	67.3
Net income (loss)	$250.2	$259.6	$259.6	$316.7	$(835.9)	$250.2
Comprehensive income (loss), net of tax
Net income (loss)	$250.2	$259.6	$259.6	$316.7	$(835.9)	$250.2
Changes in cumulative translation adjustment	2.2	2.2	2.2	2.2	(6.6)	2.2
Changes in market value of derivative financial instruments	(3.8)	(3.8)	(3.8)	(3.8)	11.4	(3.8)
Comprehensive income (loss)	$248.6	$258.0	$258.0	$315.1	$(831.1)	$248.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$173.3	$—	$173.3
Accounts and notes receivable, net	—	—	—	1,086.2	—	1,086.2
Inventories	—	—	—	1,133.2	—	1,133.2
Other current assets	7.7	6.4	0.1	398.0	(12.1)	400.1
Total current assets	7.7	6.4	0.1	2,790.7	(12.1)	2,792.8
Property, plant and equipment, net	—	—	—	937.6	—	937.6
Other assets
Investments in subsidiaries	4,257.6	4,241.7	9,005.2	—	(17,504.5)	—
Goodwill	—	—	—	5,231.5	—	5,231.5
Intangibles, net	—	—	—	2,419.6	—	2,419.6
Other non-current assets	8.7	10.9	682.2	1,327.7	(1,667.2)	362.3
Total other assets	4,266.3	4,252.6	9,687.4	8,978.8	(19,171.7)	8,013.4
Total assets	$4,274.0	$4,259.0	$9,687.5	$12,707.1	$(19,183.8)	$11,743.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$—	$—	$—
Accounts payable	0.1	—	—	531.6	—	531.7
Employee compensation and benefits	0.8	—	—	215.5	—	216.3
Other current liabilities	66.8	1.4	36.4	575.4	(12.1)	667.9
Total current liabilities	67.7	1.4	36.4	1,322.5	(12.1)	1,415.9
Other liabilities
Long-term debt	37.2	—	5,406.1	775.6	(1,667.2)	4,551.7
Pension and other post-retirement compensation and benefits	—	—	—	282.0	—	282.0
Deferred tax liabilities	—	—	3.0	812.2	—	815.2
Other non-current liabilities	2.8	—	—	509.9	—	512.7
Total liabilities	107.7	1.4	5,445.5	3,702.2	(1,679.3)	7,577.5
Equity	4,166.3	4,257.6	4,242.0	9,004.9	(17,504.5)	4,166.3
Total liabilities and equity	$4,274.0	$4,259.0	$9,687.5	$12,707.1	$(19,183.8)	$11,743.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$269.2	$243.7	$270.9	$421.6	$(835.9)	$369.5
Investing activities
Capital expenditures	—	—	—	(74.6)	—	(74.6)
Proceeds from sale of property and equipment	—	—	—	9.5	—	9.5
Net intercompany loan activity	—	—	431.2	(65.4)	(365.8)	—
Other	—	—	—	(3.0)	—	(3.0)
Net cash provided by (used for) investing activities	—	—	431.2	(133.5)	(365.8)	(68.1)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(123.1)	(16.7)	—	(139.8)
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(157.8)	(243.7)	(581.9)	(218.3)	1,201.7	—
Excess tax benefits from share-based compensation	—	—	—	3.2	—	3.2
Shares issued to employees, net of shares withheld	8.3	—	—	—	—	8.3
Dividends paid	(119.7)	—	—	—	—	(119.7)
Net cash provided by (used for) financing activities	(269.2)	(243.7)	(705.0)	(232.5)	1,201.7	(248.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.8	(8.5)	—	(5.7)
Change in cash and cash equivalents	—	—	(0.1)	47.1	—	47.0
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$—	$173.3	$—	$173.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,661.2	$—	$1,661.2
Cost of goods sold	—	—	—	1,095.0	—	1,095.0
Gross profit	—	—	—	566.2	—	566.2
Selling, general and administrative	9.5	—	0.9	308.9	—	319.3
Research and development	—	—	—	29.0	—	29.0
Operating income (loss)	(9.5)	—	(0.9)	228.3	—	217.9
Loss (earnings) from continuing operations of investment in subsidiaries	(163.3)	(163.8)	(161.7)	—	488.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.6)	—	(0.6)
Net interest expense	—	0.5	0.4	17.7	—	18.6
Income (loss) from continuing operations before income taxes	153.8	163.3	160.4	211.2	(488.8)	199.9
Provision (benefit) for income taxes	(0.1)	—	—	46.1	—	46.0
Net income (loss) from continuing operations	153.9	163.3	160.4	165.1	(488.8)	153.9
Loss from discontinued operations, net of tax	—	—	—	(1.3)	—	(1.3)
Loss from sale of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	(6.1)	(6.1)	(6.1)	—	18.3	—
Net income (loss)	$147.8	$157.2	$154.3	$159.0	$(470.5)	$147.8
Comprehensive income (loss), net of tax
Net income (loss)	$147.8	$157.2	$154.3	$159.0	$(470.5)	$147.8
Changes in cumulative translation adjustment	21.6	21.6	21.6	21.6	(64.8)	21.6
Changes in market value of derivative financial instruments	(0.8)	(0.8)	(0.8)	(0.8)	2.4	(0.8)
Comprehensive income (loss)	$168.6	$178.0	$175.1	$179.8	$(532.9)	$168.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,136.2	$—	$3,136.2
Cost of goods sold	—	—	—	2,059.8	—	2,059.8
Gross profit	—	—	—	1,076.4	—	1,076.4
Selling, general and administrative	12.7	0.1	1.9	613.8	—	628.5
Research and development	—	—	—	58.8	—	58.8
Operating income (loss)	(12.7)	(0.1)	(1.9)	403.8	—	389.1
Loss (earnings) from continuing operations of investment in subsidiaries	(284.1)	(285.5)	(280.2)	—	849.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.1)	—	(1.1)
Net interest expense	—	1.3	3.9	31.6	—	36.8
Income (loss) from continuing operations before income taxes	271.4	284.1	274.4	373.3	(849.8)	353.4
Provision for income taxes	(0.7)	—	—	82.0	—	81.3
Net income (loss) from continuing operations	272.1	284.1	274.4	291.3	(849.8)	272.1
Income from discontinued operations, net of tax	—	—	—	(5.6)	—	(5.6)
Loss from sale/impairment of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	(10.4)	(10.4)	(10.4)	—	31.2	—
Net income (loss)	$261.7	$273.7	$264.0	$280.9	$(818.6)	$261.7
Comprehensive income (loss), net of tax
Net income (loss) before noncontrolling interest	$261.7	$273.7	$264.0	$280.9	$(818.6)	$261.7
Changes in cumulative translation adjustment	(152.6)	(152.6)	(152.6)	(152.6)	457.8	(152.6)
Changes in market value of derivative financial instruments	(0.9)	(0.9)	(0.9)	(0.9)	2.7	(0.9)
Comprehensive income (loss)	$108.2	$120.2	$110.5	$127.4	$(358.1)	$108.2

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
June 27, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$256.9	$260.3	$262.7	$224.2	$(818.6)	$185.5
Investing activities
Capital expenditures	—	—	—	(66.8)	—	(66.8)
Proceeds from sale of property and equipment	—	—	—	23.1	—	23.1
Acquisitions, net of cash acquired	—	—	—	(99.0)	—	(99.0)
Intercompany loan activity	—	—	(610.8)	(397.9)	1,008.7	—
Other	—	—	—	(0.5)	—	(0.5)
Net cash provided by (used for) investing activities of continuing operations	—	—	(610.8)	(541.1)	1,008.7	(143.2)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	59.0	—	59.0
Net cash provided by (used for) investing activities	—	—	(610.8)	(482.1)	1,008.7	(84.2)
Financing activities
Net receipts of short-term borrowings	—	—	—	(0.3)	—	(0.3)
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	260.8	2.6	—	263.4
Repayments of long-term debt	—	—	—	(4.3)	—	(4.3)
Net change in advances to subsidiaries	58.7	(260.3)	87.3	304.4	(190.1)	—
Excess tax benefits from share-based compensation	—	—	—	4.6	—	4.6
Shares issued to employees, net of shares withheld	—	—	—	17.3	—	17.3
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(115.6)	—	—	—	—	(115.6)
Net cash provided by (used for) financing activities	(256.9)	(260.3)	348.1	324.3	(190.1)	(34.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(29.5)	—	(29.5)
Change in cash and cash equivalents	—	—	—	36.9	—	36.9
Cash and cash equivalents, beginning of period	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of period	$—	$—	$0.1	$147.2	$—	$147.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising four reporting segments: Water Quality Systems, Flow & Filtration Solutions, Technical Solutions and Valves & Controls. For the first six months of 2016, Water Quality Systems, Flow & Filtration Solutions, Technical Solutions and Valves & Controls, represented approximately 23 percent, 21 percent, 31 percent and 25 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2015 and the first six months of 2016 and will likely impact our results in the future:

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

In 2016, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our increased global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended
In millions	June 30, 2016	June 27, 2015	$ change	% / point change
Net sales	$1,733.3	$1,661.2	$72.1	4.3%
Cost of goods sold	1,134.1	1,095.0	39.1	3.6%
Gross profit	599.2	566.2	33.0	5.8%
% of net sales	34.6%	34.1%		0.5	pts

Selling, general and administrative	348.4	319.3	29.1	9.1%
% of net sales	20.1%	19.3%		0.8	pts
Research and development	33.9	29.0	4.9	16.9%
% of net sales	2.0%	1.7%		0.3	pts

Operating income	216.9	217.9	(1.0)	(0.5)%
% of net sales	12.5%	13.1%		(0.6	) pts

Net interest expense	35.5	18.6	16.9	90.9%

Income from continuing operations before income taxes	182.4	199.9	(17.5)	(8.8)%
Provision for income taxes	39.6	46.0	(6.4)	(13.9)%
Effective tax rate	21.7%	23.0%		(1.3	) pts

The consolidated results of operations for the six months ended June 30, 2016 and June 27, 2015 were as follows:

	Six months ended
In millions	June 30, 2016	June 27, 2015	$ change	% / point change
Net sales	$3,308.8	$3,136.2	$172.6	5.5%
Cost of goods sold	2,174.2	2,059.8	114.4	5.6%
Gross profit	1,134.6	1,076.4	58.2	5.4%
% of net sales	34.3%	34.3%		—

Selling, general and administrative	680.0	628.5	51.5	8.2%
% of net sales	20.6%	20.0%		0.6	pts
Research and development	67.1	58.8	8.3	14.1%
% of net sales	2.0%	1.9%		0.1	pts

Operating income	387.5	389.1	(1.6)	(0.4)%
% of net sales	11.7%	12.4%		(0.7	) pts

Net interest expense	71.9	36.8	35.1	95.4%

Income from continuing operations before income taxes	317.5	353.4	(35.9)	(10.2)%
Provision for income taxes	67.3	81.3	(14.0)	(17.2)%
Effective tax rate	21.2%	23.0%		(1.8	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	over the prior year period	over the prior year period
Volume	(3.1)%	(1.2)%
Price	—	0.1
Core growth	(3.1)	(1.1)
Acquisition	8.3	8.2
Currency	(0.9)	(1.6)
Total	4.3%	5.5%
The 4.3 and 5.5 percent increases in consolidated net sales in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	net sales of $141.9 million and $262.0 million for the three and six months ended June 30, 2016, respectively, as a result of the ERICO Acquisition; and

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada.
These increases were partially offset by:

•	continued slowdown in industrial capital spending, particularly in the oil & gas and energy-related businesses, driving core sales declines in Valves & Controls;

•	slowing economic activity in certain developing regions, including China and Brazil; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Gross profit
The 0.5 percentage point increase in gross profit as a percentage of sales in the second quarter of 2016 from 2015 was primarily driven by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
The 0.8 and 0.6 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•
amortization expense of $37.6 million and $75.2 million in the second quarter and first half of 2016, respectively, compared to $28.0 million and $55.6 million in the second quarter and first half of 2015, respectively, as a result of the ERICO Acquisition;

•	loss from sale of assets in the second quarter and first half of 2016; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.

Net interest expense
The 90.9 and 95.4 percent increases in net interest expense in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•
the impact of higher debt levels during the first six months of 2016, compared to the first six months of 2015, primarily as the result of the September 2015 issuance of senior notes to finance the ERICO Acquisition; and

•	increased overall interest rates in effect on our outstanding debt.
Provision for income taxes
The 1.3 and 1.8 percentage point decreases in the effective tax rate in the second quarter and first half of 2016 from 2015 were primarily driven by:
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

We evaluate the performance of our four reportable segments based on net sales and segment income and use a variety of ratios to measure performance. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2016	June 27, 2015	% / point change		June 30, 2016	June 27, 2015	% / point change
Net sales	$397.1	$387.7	2.4%		$728.6	$694.6	4.9%
Segment income	98.2	88.2	11.3%		159.9	140.0	14.2%
% of net sales	24.7%	22.8%	1.9	pts	21.9%	20.2%	1.7	pts
Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	over the prior year period	over the prior year period
Volume	2.4%	5.3%
Price	0.5	0.3
Core growth	2.9	5.6
Currency	(0.5)	(0.7)
Total	2.4%	4.9%
The 2.4 and 4.9 percent increases in net sales for Water Quality Systems in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	core sales growth related to higher sales of certain pool products primarily serving the North American residential housing market for the second quarter and first half of 2016;

•	core sales growth in the water filtration business in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.

These increases were partially offset by

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	core sales declines in certain developing regions, including China and Latin America.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	over the prior year period		over the prior year period
Growth	0.4	pts	0.8	pts
Inflation	(0.9)		(0.9)
Productivity/Price	2.4		1.8
Total	1.9	pts	1.7	pts

The 1.9 and 1.7 percentage point increases in segment income for Water Quality Systems as a percentage of net sales in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	favorable material savings and product mix;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	increased investment in research & development and sales & marketing.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2016	June 27, 2015	% / point change		June 30, 2016	June 27, 2015	% / point change
Net sales	$368.7	$374.6	(1.6)%		$706.4	$724.7	(2.5)%
Segment income	55.5	57.1	(2.8)%		95.0	93.5	1.6%
% of net sales	15.0%	15.2%	(0.2	) pts	13.4%	12.9%	0.5	pts
Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	over the prior year period	over the prior year period
Volume	(1.8)%	(2.1)%
Price	0.7	0.8
Core growth	(1.1)	(1.3)
Currency	(0.5)	(1.2)
Total	(1.6)%	(2.5)%
The 1.6 and 2.5 percent decreases in net sales for Flow & Filtration Solutions in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	core sales declines in the food & beverage business due mainly to weak irrigation sales and lower project sales;

•	continued sales declines in China and Latin America as the result of economic uncertainty; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth related to higher sales of pump and filtration solutions serving the infrastructure businesses; and

•	core sales growth in certain developing regions, including Middle East and Eastern Europe.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	over the prior year period		over the prior year period
Growth	(1.1	) pts	(0.8	) pts
Inflation	(0.9)		(1.1)
Productivity/Price	1.8		2.4
Total	(0.2	) pts	0.5	pts
The 0.2 percentage point decrease in segment income for Flow & Filtration Solutions as a percentage of net sales in the second quarter of 2016 from 2015 was primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses;

•	negative product mix and pricing pressure; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our cost-out actions and PIMS initiatives, including lean and supply management practices.
The 0.5 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in the first six months of 2016 from 2015 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our cost-out actions and PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	lower core sales volumes, which resulted in decreased leverage on operating expenses.
Technical Solutions
The net sales and segment income for Technical Solutions for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2016	June 27, 2015	% / point change		June 30, 2016	June 27, 2015	% / point change
Net sales	$540.6	$407.1	32.8%		$1,065.2	$802.9	32.7%
Segment income	111.6	86.4	29.2%		224.4	164.0	36.8%
% of net sales	20.6%	21.2%	(0.6	) pts	21.1%	20.4%	0.7	pts

Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	over the prior year period	over the prior year period
Volume	0.7%	2.9%
Price	(0.5)	(0.2)
Core growth	0.2	2.7
Acquisition	33.9	32.0
Currency	(1.3)	(2.0)
Total	32.8%	32.7%
The 32.8 and 32.7 percent increases in net sales for Technical Solutions in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	net sales of $141.9 million and $262.0 million for the three and six months ended June 30, 2016, respectively, as a result of the ERICO Acquisition; and

•	core sales growth in our industrial and residential & commercial businesses.
These increases were partially offset by:

•	core sales declines in our infrastructure business, primarily due to a decline in telecom spending; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	over the prior year period		over the prior year period
Growth/Acquisition	(1.5	) pts	(0.7	) pts
Inflation	(1.1)		(1.1)
Productivity/Price	2.0		2.5
Total	(0.6	) pts	0.7	pts

The 0.6 percentage point decrease in segment income for Technical Solutions as a percentage of net sales in the second quarter of 2016 from 2015 was primarily driven by:

•	lower margin greenfield project sales not offsetting the decline in higher margin product sales; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	higher core sales volumes in our industrial and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	strong margin contribution and integration synergies as a result of the ERICO Acquisition.
The 0.7 percentage point increase in segment income for Technical Solutions as a percentage of net sales in the first six months of 2016 from 2015 was primarily driven by:

•	material productivity and indirect spend control more than offsetting inflation;

•	higher core sales volumes in our industrial and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	strong margin contribution and integration synergies as a result of the ERICO Acquisition.

These increases were partially offset by:

•	lower sales in standard products; and

•	inflationary increases related to labor costs and certain raw materials.
Valves & Controls
The net sales and segment income for Valves & Controls for the three and six months ended June 30, 2016 and June 27, 2015 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2016	June 27, 2015	% / point change		June 30, 2016	June 27, 2015	% / point change
Net sales	$433.6	$496.4	(12.7)%		$820.6	$925.6	(11.3)%
Segment income	43.7	64.4	(32.1)%		69.0	119.8	(42.4)%
% of net sales	10.1%	13.0%	(2.9	) pts	8.4%	12.9%	(4.5	) pts
Net sales
The components of the change in Valves & Controls net sales from the prior period were as follows:

	Three months ended June 30, 2016	Six months ended June 30, 2016
	over the prior year period	over the prior year period
Volume	(10.8)%	(8.7)%
Price	(0.4)	(0.5)
Core growth	(11.2)	(9.2)
Currency	(1.5)	(2.1)
Total	(12.7)%	(11.3)%
The 12.7 and 11.3 percent decreases in net sales for Valves & Controls in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	lower shipments and orders within the oil & gas business and broad-based slowing of global capital spending;

•	continued sales decline in the power and mining industry; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Valves & Controls segment income from the prior period were as follows:

	Three months ended June 30, 2016		Six months ended June 30, 2016
	over the prior year period		over the prior year period
Growth	(9.1	) pts	(10.8	) pts
Inflation	—		(0.3)
Productivity/Price	6.2		6.6
Total	(2.9	) pts	(4.5	) pts
The 2.9 and 4.5 percentage point decreases in segment income for Valves & Controls as a percentage of net sales in the second quarter and first half, respectively, of 2016 from 2015 were primarily driven by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses;

•	negative product mix and pricing pressure in aftermarket business; and

•	inflationary cost increases.

These decreases were partially offset by:

•	savings generated from cost-out actions and our PIMS initiatives, including lean and supply management practices.

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
Operating activities
Cash provided by operating activities of continuing operations was $369.5 million in the first six months of 2016, compared to $195.1 million in the same period of 2015.
The $369.5 million in net cash provided by operating activities of continuing operations in the first six months of 2016 primarily reflects net income from continuing operations, net of non-cash depreciation and amortization of $393.7 million and were negatively impacted by $7.8 million as a result of changes in net working capital.

The $195.1 million in net cash provided by operating activities of continuing operations in the first six months of 2015 primarily reflects net income from continuing operations, net of non-cash depreciation and amortization of $394.5 million and were negatively impacted by $184.8 million as a result of changes in net working capital.
Investing activities
Cash used for investing activities of continuing operations was $68.1 million in the first six months of 2016, compared to $143.2 million in the same period of 2015. Net cash used for investing activities of continuing operations in the first six months of 2016 primarily relates to capital expenditures of $74.6 million, partially offset by $9.5 million of proceeds from the sale of property and equipment. Net cash used for investing activities of continuing operations in the first six months of 2015 relates primarily relates to capital expenditures of $66.8 million and cash of $96.0 million (net of cash acquired) used to acquire Nuheat Industries Limited during the second quarter of 2015 as part of Technical Solutions, partially offset by $23.1 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2016 to be approximately $150 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $248.7 million in the first six months of 2016, compared with $34.9 million in the prior year period. Net cash used for financing activities in the first six months of 2016 primarily included net repayments of commercial paper and revolving long-term debt and payment of dividends. Net cash used for financing activities in the first six months of 2015 relates to share repurchases and payment of dividends, partially offset by net receipts of commercial paper and revolving long-term debt.

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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of June 30, 2016 and December 31, 2015, PFSA had $161.5 million and $179.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, and in addition to (but without duplication of) the fees, costs and expenses referred above, any fees, costs and expenses, in an aggregate amount not to exceed $50.0 million, incurred in connection with the ERICO Acquisition and any related incurrence, issuance, repayment or refinancing of debt ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on or prior to June 30, 2016; (b) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on September 30, 2016; (c) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (d) 3.75 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after December 31, 2016 but before June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending after June 30, 2017, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,278.8 million as of June 30, 2016, which was limited to $630.1 million by the Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.4 million, of which none was outstanding at June 30, 2016. Borrowings under these credit facilities bear interest at variable rates.
As of June 30, 2016, we have $101.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

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

Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended June 27, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the six months ended June 30, 2016. As of June 30, 2016, we had $800.0 million remaining available for share repurchases under this authorization.

Dividends
On December 8, 2015, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, to be paid to our shareholders in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016.

On May 11, 2016, the Board of Directors declared a quarterly cash dividend of $0.34 payable on August 5, 2016 to shareholders of record at the close of business on July 22, 2016. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $61.6 million and $59.6 million at June 30, 2016 and December 31, 2015, respectively.
We paid dividends in the first six months of 2016 of $119.7 million, or $0.66 per ordinary share, compared with $115.6 million, or $0.64 per ordinary share, in the prior year period.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2016	June 27, 2015
Net cash provided by (used for) operating activities of continuing operations	$369.5	$195.1
Capital expenditures	(74.6)	(66.8)
Proceeds from sale of property and equipment	9.5	23.1
Free cash flow	$304.4	$151.4
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2016. For additional information, refer to Item 7A of our 2015 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
As part of our ongoing integration activities after the ERICO Acquisition, we are continuing to incorporate our controls and procedures into the ERICO business and to augment our company-wide controls. There was no other change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2015 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2015 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	8,726	$53.90	—	$800,000,049
May 1 - May 28	733	$58.40	—	$800,000,049
May 29 - June 30	1,324	$61.26	—	$800,000,049
Total	10,783		—

(a)
The purchases in this column include 8,726 shares for the period April 1 - April 30, 733 shares for the period May 1 - May 28 and 1,324 shares for the period May 29 - June 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 28, 2016.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended June 30, 2016

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and June 27, 2015, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 27, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and June 27, 2015, and (v) Notes to Condensed Consolidated Financial Statements.