Form 10-Q
period 2016-09-30
PENTAIR plc
filed 2016-10-25
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2016, 181,739,834 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

		Page

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 26, 2015	3

	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 26, 2015	5

	Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and September 26, 2015	6

	Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	43

ITEM 4.	Controls and Procedures	44

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings	45

ITEM 1A.	Risk Factors	45

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

ITEM 6.	Exhibits	45

	Signatures	46

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales	$1,210.7	$1,112.8	$3,701.9	$3,327.4
Cost of goods sold	769.8	718.1	2,347.9	2,161.1
Gross profit	440.9	394.7	1,354.0	1,166.3
Selling, general and administrative	228.4	217.0	728.2	649.6
Research and development	29.7	24.8	86.9	72.3
Operating income	182.8	152.9	538.9	444.4
Other (income) expense:
Equity income of unconsolidated subsidiaries	(1.2)	(0.2)	(2.7)	(1.3)
Net interest expense	34.3	30.9	105.9	67.5
Income from continuing operations before income taxes	149.7	122.2	435.7	378.2
Provision for income taxes	32.2	27.5	93.7	85.1
Net income from continuing operations	117.5	94.7	342.0	293.1
Income from discontinued operations, net of tax	22.9	20.5	48.6	88.6
Gain (loss) from sale of discontinued operations, net of tax	0.6	—	0.6	(4.8)
Net income	$141.0	$115.2	$391.2	$376.9
Comprehensive income (loss), net of tax
Net income	$141.0	$115.2	$391.2	$376.9
Changes in cumulative translation adjustment	34.9	(85.8)	37.1	(238.4)
Changes in market value of derivative financial instruments, net of tax of $0.7, $0.9, $1.2, and $1.3, respectively	(4.8)	(0.7)	(8.6)	(1.6)
Comprehensive income	$171.1	$28.7	$419.7	$136.9
Earnings per ordinary share
Basic
Continuing operations	$0.65	$0.53	$1.89	$1.63
Discontinued operations	0.13	0.11	0.27	0.46
Basic earnings per ordinary share	$0.78	$0.64	$2.16	$2.09
Diluted
Continuing operations	$0.64	$0.52	1.87	1.61
Discontinued operations	0.13	0.11	0.27	0.45
Diluted earnings per ordinary share	$0.77	$0.63	$2.14	$2.06
Weighted average ordinary shares outstanding
Basic	181.4	180.2	181.1	180.1
Diluted	183.6	182.6	183.0	182.6
Cash dividends paid per ordinary share	$0.34	$0.32	$1.00	$0.96
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$170.9	$126.3
Accounts and notes receivable, net of allowances of $44.5 and $46.1, respectively	689.5	773.2
Inventories	556.2	564.7
Other current assets	287.7	220.0
Current assets held for sale	1,042.7	1,093.4
Total current assets	2,747.0	2,777.6
Property, plant and equipment, net	547.3	539.8
Other assets
Goodwill	4,251.7	4,259.0
Intangibles, net	1,683.0	1,747.4
Other non-current assets	162.2	161.1
Non-current assets held for sale	2,287.8	2,348.6
Total other assets	8,384.7	8,516.1
Total assets	$11,679.0	$11,833.5
Liabilities and Equity
Current liabilities
Accounts payable	348.2	403.8
Employee compensation and benefits	159.3	162.6
Other current liabilities	416.7	487.1
Current liabilities held for sale	363.9	433.0
Total current liabilities	1,288.1	1,486.5
Other liabilities
Long-term debt	4,411.3	4,685.8
Pension and other post-retirement compensation and benefits	248.5	244.6
Deferred tax liabilities	636.4	670.2
Other non-current liabilities	199.5	192.4
Non-current liabilities held for sale	539.9	545.2
Total liabilities	7,323.7	7,824.7
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 181.7 and 180.5 issued at September 30, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	2,909.1	2,860.3
Retained earnings	2,060.9	1,791.7
Accumulated other comprehensive loss	(616.5)	(645.0)
Total equity	4,355.3	4,008.8
Total liabilities and equity	$11,679.0	$11,833.5
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2016	September 26, 2015
Operating activities
Net income	$391.2	$376.9
Income from discontinued operations, net of tax	(48.6)	(88.6)
(Gain) loss from sale of discontinued operations, net of tax	(0.6)	4.8
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(2.7)	(1.3)
Depreciation	64.3	59.8
Amortization	72.6	43.8
Deferred income taxes	(3.8)	(0.9)
Share-based compensation	28.7	27.5
Excess tax benefits from share-based compensation	(8.8)	(6.0)
Amortization of bridge financing fees	—	10.8
Loss (gain) on sale of assets	—	(7.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	91.8	47.1
Inventories	14.0	(32.7)
Other current assets	(62.5)	(36.3)
Accounts payable	(56.9)	(45.6)
Employee compensation and benefits	(5.2)	(6.4)
Other current liabilities	13.6	25.8
Other non-current assets and liabilities	(27.4)	(16.5)
Net cash provided by (used for) operating activities of continuing operations	459.7	354.5
Net cash provided by (used for) operating activities of discontinued operations	97.1	41.4
Net cash provided by (used for) operating activities	556.8	395.9
Investing activities
Capital expenditures	(94.5)	(66.3)
Proceeds from sale of property and equipment	24.1	3.6
Acquisitions, net of cash acquired	—	(1,913.0)
Other	(3.8)	—
Net cash provided by (used for) investing activities of continuing operations	(74.2)	(1,975.7)
Net cash provided by (used for) investing activities of discontinued operations	(4.3)	45.1
Net cash provided by (used for) investing activities	(78.5)	(1,930.6)
Financing activities
Net repayments of short-term borrowings	—	(2.0)
Net (repayments) receipts of commercial paper and revolving long-term debt	(291.1)	276.5
Proceeds from long-term debt	—	1,714.8
Repayments of long-term debt	(0.7)	(4.6)
Debt issuance costs	—	(26.8)
Excess tax benefits from share-based compensation	8.8	6.0
Shares issued to employees, net of shares withheld	20.1	21.9
Repurchases of ordinary shares	—	(200.0)
Dividends paid	(181.6)	(173.3)
Net cash provided by (used for) financing activities	(444.5)	1,612.5
Effect of exchange rate changes on cash and cash equivalents	10.8	(43.3)
Change in cash and cash equivalents	44.6	34.5
Cash and cash equivalents, beginning of period	126.3	110.4
Cash and cash equivalents, end of period	$170.9	$144.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	—	—	391.2	—	391.2
Other comprehensive income, net of tax	—	—	—	—	—	—	28.5	28.5
Dividends declared	—	—	—	—	—	(122.0)	—	(122.0)
Exercise of options, net of shares tendered for payment	0.9	—	—	—	30.7	—	—	30.7
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	—	—	(10.6)	—	—	(10.6)
Share-based compensation	—	—	—	—	28.7	—	—	28.7
Balance - September 30, 2016	181.7	$1.8	—	$—	$2,909.1	$2,060.9	$(616.5)	$4,355.3

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8
Net income	—	—	—	—	—	376.9	—	376.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(240.0)	(240.0)
Dividends declared	—	—	—	—	1.5	(115.7)	—	(114.2)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)
Cancellation of treasury shares	(19.1)	(0.2)	19.1	1,210.9	(1,210.7)	—	—	—
Exercise of options, net of shares tendered for payment	0.1	—	0.7	34.6	(7.9)	—	—	26.7
Issuance of restricted shares, net of cancellations	—	—	0.2	9.5	(9.5)	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(3.1)	(1.7)	—	—	(4.8)
Share-based compensation	—	—	—	—	27.5	—	—	27.5
Balance - September 26, 2015	180.3	$1.8	—	$—	$2,849.2	$2,305.2	$(620.3)	$4,535.9
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
The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The purchase price allocation was completed in the third quarter of 2016.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition as previously reported at December 31, 2015 and as revised at September 30, 2016:

In millions	As Previously Reported	As Revised
Cash	$11.8	$11.8
Accounts receivable	75.9	75.9
Inventories	102.4	101.8
Other current assets	2.9	2.8
Property, plant and equipment	53.4	53.1
Identifiable intangible assets	1,033.8	1,033.8
Goodwill	1,061.9	1,031.0
Current liabilities	(97.2)	(94.7)
Deferred income taxes, including current	(418.8)	(382.3)
Other liabilities	(8.0)	(15.1)
Purchase price	$1,818.1	$1,818.1
The excess of purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $1,031.0 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired as part of the ERICO Acquisition include $228.4 million of indefinite-lived trade name intangible assets and $805.4 million of definite-lived customer relationships with an estimated useful life of 21 years.

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014:

	Three months ended	Nine months ended
In millions, except per-share data	September 26, 2015	September 26, 2015
Pro forma net sales	$1,231.6	$3,713.6
Pro forma net income from continuing operations	122.9	334.3
Pro forma earnings per ordinary share - continuing operations
Basic	$0.68	$1.86
Diluted	0.67	1.83
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

purchase allocation was $43.2 million, none of which is tax deductible. Identified intangible assets acquired consisted of definite-lived customer relationships of $53.3 million, with an estimated useful life of 17 years. The pro forma impact of this acquisition was deemed to not be material.

3.	Discontinued Operations
On August 18, 2016, we entered into a Share Purchase Agreement (the "Purchase Agreement") to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to certain customary adjustments. We expect the sale to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions.

We have concluded, as a result of the signing of the Purchase Agreement, that the Valves & Controls business has met the criteria to be held for sale. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.

In addition, during the first and second quarters of 2015, we sold the remaining portions of the Water Transport business in Australia and received cash proceeds of $59.0 million. The results of the Water Transport business have been presented as discontinued operations.
Transaction costs of $15.6 million related to the sale of Valves & Controls were incurred during the nine months ended September 30, 2016.
Operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales	$410.9	$440.9	$1,231.6	$1,385.2
Cost of goods sold	287.6	295.6	886.7	934.6
Gross profit	123.3	145.3	344.9	450.6
Selling, general and administrative	87.4	113.3	267.6	316.3
Research and development	4.3	5.1	14.2	16.7
Operating income	$31.6	$26.9	$63.1	$117.6

Income from discontinued operations before income taxes	$32.0	$27.4	$63.6	$117.6
Provision for income taxes	9.1	6.9	15.0	29.0
Income from discontinued operations, net of tax	$22.9	$20.5	$48.6	$88.6
				—
Gain (loss) from sale of discontinued operations before income taxes	$0.6	$—	$0.6	$(4.8)
Provision for income taxes	—	—	—	—
Gain (loss) from sale of discontinued operations, net of tax	$0.6	$—	$0.6	$(4.8)

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2016	December 31, 2015
Accounts and notes receivable, net	$382.8	$394.5
Inventories	562.1	609.6
Other current assets	97.8	89.3
Current assets held for sale	$1,042.7	$1,093.4
Property, plant and equipment, net	$381.5	$403.1
Goodwill	996.4	996.4
Intangibles, net	708.7	742.7
Asbestos-related insurance receivable	109.3	111.0
Other non-current assets	91.9	95.4
Non-current assets held for sale	$2,287.8	$2,348.6
Accounts payable	$145.0	$175.0
Employee compensation and benefits	58.5	100.3
Other current liabilities	160.4	157.7
Current liabilities held for sale	$363.9	$433.0
Pension and other post-retirement compensation and benefits	$36.3	$42.6
Deferred tax liabilities	174.3	173.9
Asbestos-related liabilities	231.2	237.9
Other non-current liabilities	98.1	90.8
Non-current liabilities held for sale	$539.9	$545.2

4.	Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2016 and September 26, 2015 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Restricted stock units	$3.6	$5.4	$14.2	$17.9
Stock options	1.8	2.7	9.0	9.6
Performance share units	1.0	—	5.5	—
Total share-based compensation expense	$6.4	$8.1	$28.7	$27.5

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
During the nine months ended September 30, 2016 and the year ended December 31, 2015, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2016 included the reduction in hourly and salaried headcount of approximately 475 employees, consisting of approximately 75 in Water Quality Systems, 100 in Flow & Filtration Solutions and 300 in Technical Solutions. Initiatives during the year ended December 31, 2015 included the reduction in hourly and salaried headcount of approximately 500 employees, consisting of approximately 100 in Water Quality Systems, 200 in Flow & Filtration Solutions and 200 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Severance and related costs	$7.3	$6.8	$19.2	$13.8
Other	—	0.4	0.7	3.8
Total restructuring costs	$7.3	$7.2	$19.9	$17.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment for the three and nine months ended September 30, 2016 and September 26, 2015 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Water Quality Systems	$0.2	$1.5	$4.5	$4.8
Flow & Filtration Solutions	—	3.5	2.6	7.2
Technical Solutions	7.1	2.2	11.0	5.6
Other	—	—	1.8	—
Consolidated	$7.3	$7.2	$19.9	$17.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity in the restructuring accrual recorded in Other current liabilities and Employee compensation and benefits in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2016:

In millions	September 30, 2016
Beginning balance	$37.1
Costs incurred	19.2
Cash payments and other	(23.6)
Ending balance	$32.7

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net income	$141.0	$115.2	$391.2	$376.9
Net income from continuing operations	$117.5	$94.7	$342.0	$293.1
Weighted average ordinary shares outstanding
Basic	181.4	180.2	181.1	180.1
Dilutive impact of stock options, restricted stock units and performance share units	2.2	2.4	1.9	2.5
Diluted	183.6	182.6	183.0	182.6
Earnings per ordinary share
Basic
Continuing operations	$0.65	$0.53	$1.89	$1.63
Discontinued operations	0.13	0.11	0.27	0.46
Basic earnings per ordinary share	$0.78	$0.64	$2.16	$2.09
Diluted
Continuing operations	$0.64	$0.52	$1.87	$1.61
Discontinued operations	0.13	0.11	0.27	0.45
Diluted earnings per ordinary share	$0.77	$0.63	$2.14	$2.06
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	1.2	1.8	1.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Supplemental Balance Sheet Information

In millions	September 30, 2016	December 31, 2015
Inventories
Raw materials and supplies	$235.7	$243.9
Work-in-process	72.9	74.4
Finished goods	247.6	246.4
Total inventories	$556.2	$564.7
Other current assets
Cost in excess of billings	$134.6	$114.4
Prepaid expenses	92.2	59.1
Deferred income taxes	44.3	35.2
Other current assets	16.6	11.3
Total other current assets	$287.7	$220.0
Property, plant and equipment, net
Land and land improvements	$67.3	$86.6
Buildings and leasehold improvements	338.3	338.9
Machinery and equipment	929.9	960.2
Construction in progress	79.7	68.3
Total property, plant and equipment	1,415.2	1,454.0
Accumulated depreciation and amortization	867.9	914.2
Total property, plant and equipment, net	$547.3	$539.8
Other non-current assets
Deferred income taxes	$2.1	$2.9
Deferred compensation plan assets	47.9	50.8
Other non-current assets	112.2	107.4
Total other non-current assets	$162.2	$161.1
Other current liabilities
Dividends payable	$—	$59.6
Accrued warranty	44.2	47.0
Accrued rebates	68.1	50.7
Billings in excess of cost	24.8	32.0
Other current liabilities	279.6	297.8
Total other current liabilities	$416.7	$487.1
Other non-current liabilities
Taxes payable	$48.9	$46.8
Self-insurance liabilities	50.1	49.0
Deferred compensation plan liabilities	47.9	50.8
Other non-current liabilities	52.6	45.8
Total other non-current liabilities	$199.5	$192.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2015	Purchase accounting adjustments	Foreign currency translation/other	September 30, 2016
Water Quality Systems	$1,121.1	$—	$6.0	$1,127.1
Flow & Filtration Solutions	882.7	—	13.7	896.4
Technical Solutions	2,255.2	(30.9)	3.9	2,228.2
Total goodwill	$4,259.0	$(30.9)	$23.6	$4,251.7
Identifiable intangible assets consisted of the following:

	September 30, 2016			December 31, 2015
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,491.3	$(332.6)	$1,158.7	$1,482.9	$(266.9)	$1,216.0
Trade names	1.9	(1.4)	0.5	1.8	(1.2)	0.6
Proprietary technology and patents	145.5	(100.1)	45.4	144.1	(89.8)	54.3
Total finite-life intangibles	1,638.7	(434.1)	1,204.6	1,628.8	(357.9)	1,270.9
Indefinite-life intangibles
Trade names	478.4	—	478.4	476.5	—	476.5
Total intangibles, net	$2,117.1	$(434.1)	$1,683.0	$2,105.3	$(357.9)	$1,747.4
Intangible asset amortization expense was $24.1 million and $14.8 million for the three months ended September 30, 2016 and September 26, 2015, respectively, and $72.6 million and $43.8 million for the nine months ended September 30, 2016 and September 26, 2015, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2016 and the next five years is as follows:

	Q4
In millions	2016	2017	2018	2019	2020	2021
Estimated amortization expense	$21.3	$85.2	$85.0	$84.3	$82.1	$78.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2016	Maturity Year	September 30, 2016	December 31, 2015
Commercial paper	1.755%	2019	$454.3	$179.5
Revolving credit facilities	2.022%	2019	615.5	1,181.4
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	500.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	560.8	548.4
Senior notes - fixed rate	3.625%	2020	400.0	400.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	250.0
Unamortized debt issuance costs and discounts	N/A	N/A	(19.3)	(23.5)
Total debt			4,411.3	4,685.8
Less: Current maturities and short-term borrowings			—	—
Long-term debt			$4,411.3	$4,685.8
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the maximum Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the maximum Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 30, 2016 and December 31, 2015, PFSA had $454.3 million and $179.5 million, respectively, of commercial paper outstanding, all of which

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on September 30, 2016; (b) 4.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (c) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (d) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on June 30, 2017; and (e) 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,430.2 million as of September 30, 2016, which was limited to $733.6 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.9 million, of which none was outstanding at September 30, 2016. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in September 2017. We classified this debt as long-term as of September 30, 2016 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2016 matures on a calendar year basis as follows:

	Q4
In millions	2016	2017	2018	2019	2020	2021	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$500.0	$2,230.6	$400.0	$500.0	$800.0	$4,430.6

10.	Derivatives and Financial Instruments
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

At September 30, 2016 and December 31, 2015, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $543.9 million and $331.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and nine months ended September 30, 2016 and September 26, 2015 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. We had deferred foreign currency gains of $4.1 million and $16.4 million in AOCI associated with the net investment hedge activity as of September 30, 2016 and December 31, 2015, respectively.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2016		December 31, 2015
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,069.8	$1,069.8	$1,360.9	$1,360.9
Fixed rate debt	3,360.8	3,526.7	3,348.4	3,395.4
Total debt	$4,430.6	$4,596.5	$4,709.3	$4,756.3

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$3.6	$—	$3.6
Foreign currency contract liabilities	—	(25.5)	—	(25.5)
Deferred compensation plan assets (1)	41.2	6.7	—	47.9
Total recurring fair value measurements	$41.2	$(15.2)	$—	$26.0

	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.1	$—	$0.1
Foreign currency contract liabilities	—	(7.6)	—	(7.6)
Deferred compensation plan assets (1)	43.8	7.0	—	50.8
Total recurring fair value measurements	$43.8	$(0.5)	$—	$43.3
Nonrecurring fair value measurements (2) (3)

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

(2)
During the fourth quarter of 2015, we performed a goodwill impairment test for the Valves & Controls reporting unit using the required two-step process as of December 31, 2015. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million.

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

(3)
During the fourth quarter of 2015, we performed an impairment test for the Valves & Controls trade names. As a result, we recorded a pre-tax, non-cash trade name impairment charge of $39.5 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

The Valves & Controls business referred to above has met the criteria to be classified as held for sale and is presented as discontinued operations for all periods presented. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
The effective income tax rate for the nine months ended September 30, 2016 was 21.5%, compared to 22.5% for the nine months ended September 26, 2015. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions of continuing operations was $48.3 million and $45.6 million at September 30, 2016 and December 31, 2015, respectively. The liability for uncertain tax positions of discontinued operations was $27.8 million and $24.3 million at September 30, 2016 and December 31, 2015, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2016 and September 26, 2015 were as follows:

	U.S. pension plans
	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Service cost	$2.8	$3.5	$8.4	$10.5
Interest cost	4.1	3.7	12.3	11.1
Expected return on plan assets	(2.9)	(2.5)	(8.6)	(7.5)
Net periodic benefit cost	$4.0	$4.7	$12.1	$14.1

	Non-U.S. pension plans
	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Service cost	$2.1	$2.1	$6.2	$6.3
Interest cost	1.1	1.1	3.3	3.3
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)
Net periodic benefit cost	$2.8	$2.8	$8.3	$8.4
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 30, 2016 and September 26, 2015 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

13.	Shareholders’ Equity
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the nine months ended September 26, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the nine months ended September 30, 2016 pursuant to this authorization. As of September 30, 2016, we had $800.0 million available for share repurchases under this authorization.
Dividends payable
On December 8, 2015, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, to be paid to our shareholders in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016.

On October 4, 2016, the Board of Directors declared a quarterly cash dividend of $0.34 payable on November 4, 2016 to shareholders of record at the close of business on October 21, 2016. As a result, there were no dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets at September 30, 2016 and a balance of $59.6 million at December 31, 2015.

14.	Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. Segment income (loss) represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Net sales
Water Quality Systems	$328.6	$322.0	$1,057.2	$1,016.6
Flow & Filtration Solutions	342.7	362.7	1,049.1	1,087.4
Technical Solutions	543.1	432.3	1,608.3	1,235.2
Other	(3.7)	(4.2)	(12.7)	(11.8)
Consolidated	$1,210.7	$1,112.8	$3,701.9	$3,327.4
Segment income (loss)
Water Quality Systems	$69.6	$60.5	$229.5	$200.5
Flow & Filtration Solutions	49.5	53.2	144.5	146.7
Technical Solutions	119.6	101.0	344.0	265.0
Other	(22.5)	(27.2)	(82.9)	(85.4)
Consolidated	$216.2	$187.5	$635.1	$526.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of consolidated segment income to consolidated operating income:

	Three months ended		Nine months ended
In millions	September 30, 2016	September 26, 2015	September 30, 2016	September 26, 2015
Segment income	$216.2	$187.5	$635.1	$526.8
Restructuring and other	(8.1)	(3.9)	(20.9)	(20.1)
Intangible amortization	(24.1)	(14.8)	(72.6)	(43.8)
Inventory step-up	—	(1.4)	—	(2.9)
Transaction costs	—	(14.3)	—	(14.3)
Equity income of unconsolidated subsidiaries	(1.2)	(0.2)	(2.7)	(1.3)
Operating income	$182.8	$152.9	$538.9	$444.4

15.	Commitments and Contingencies
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
As of September 30, 2016, there were approximately 4,000 claims outstanding against our subsidiaries, of which approximately 3,500 relate to the Valves & Control business classified as held for sale. These amounts include adjustments for claims that are not actively being prosecuted. The amounts are not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $231.2 million and $237.9 million as of September 30, 2016 and December 31, 2015, respectively, and was recorded in Non-current liabilities held for sale in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $109.3 million and $111.0 million as of September 30, 2016 and December 31, 2015, respectively, and was recorded in Non-current assets held for sale in the Condensed Consolidated Balance Sheets.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

policies among subsidiaries. As a result, actual liabilities or insurance recoveries could be significantly higher or lower than those recorded if assumptions used in our calculations vary significantly from actual results.
Environmental matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $18.0 million and $22.8 million as of September 30, 2016 and December 31, 2015, respectively, which relate primarily to the Valves & Controls business classified as held for sale. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2016 were as follows:

In millions	September 30, 2016
Beginning balance	$47.0
Service and product warranty provision	43.9
Payments	(46.9)
Foreign currency translation	0.2
Ending balance	$44.2
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

As of September 30, 2016 and December 31, 2015, the outstanding value of bonds, letters of credit and bank guarantees totaled $337.0 million and $402.2 million, respectively, of which $179.7 million and $202.3 million, respectively, relate to the Valves & Controls business.

16.	Supplemental Guarantor Information
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,210.7	$—	$1,210.7
Cost of goods sold	—	—	—	769.8	—	769.8
Gross profit	—	—	—	440.9	—	440.9
Selling, general and administrative	—	—	0.3	228.1	—	228.4
Research and development	—	—	—	29.7	—	29.7
Operating income (loss)	—	—	(0.3)	183.1	—	182.8
Loss (earnings) from continuing operations of investment in subsidiaries	(117.5)	(117.5)	(145.6)	—	380.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.2)	—	(1.2)
Net interest expense	—	—	27.8	6.5	—	34.3
Income (loss) from continuing operations before income taxes	117.5	117.5	117.5	177.8	(380.6)	149.7
Provision for income taxes	—	—	—	32.2	—	32.2
Net income (loss) from continuing operations	117.5	117.5	117.5	145.6	(380.6)	117.5
Income from discontinued operations, net of tax	—	—	—	22.9	—	22.9
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	23.5	23.5	23.5	—	(70.5)	—
Net income (loss)	$141.0	$141.0	$141.0	$169.1	$(451.1)	$141.0
Comprehensive income (loss), net of tax
Net income (loss)	$141.0	$141.0	$141.0	$169.1	$(451.1)	$141.0
Changes in cumulative translation adjustment	34.9	34.9	34.9	34.9	(104.7)	34.9
Changes in market value of derivative financial instruments, net of tax	(4.8)	(4.8)	(4.8)	(4.8)	14.4	(4.8)
Comprehensive income (loss)	$171.1	$171.1	$171.1	$199.2	$(541.4)	$171.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,701.9	$—	$3,701.9
Cost of goods sold	—	—	—	2,347.9	—	2,347.9
Gross profit	—	—	—	1,354.0	—	1,354.0
Selling, general and administrative	1.7	—	1.3	725.2	—	728.2
Research and development	—	—	—	86.9	—	86.9
Operating income (loss)	(1.7)	—	(1.3)	541.9	—	538.9
Loss (earnings) from continuing operations of investment in subsidiaries	(343.6)	(343.6)	(428.8)	—	1,116.0	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(2.7)	—	(2.7)
Net interest expense	—	—	83.9	22.0	—	105.9
Income (loss) from continuing operations before income taxes	341.9	343.6	343.6	522.6	(1,116.0)	435.7
Provision (benefit) for income taxes	(0.1)	—	—	93.8	—	93.7
Net income (loss) from continuing operations	342.0	343.6	343.6	428.8	(1,116.0)	342.0
Income from discontinued operations, net of tax	—	—	—	48.6	—	48.6
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	49.2	49.2	49.2	—	(147.6)	—
Net income (loss)	$391.2	$392.8	$392.8	$478.0	$(1,263.6)	$391.2
Comprehensive income (loss), net of tax
Net income (loss)	$391.2	$392.8	$392.8	$478.0	$(1,263.6)	$391.2
Changes in cumulative translation adjustment	37.1	37.1	37.1	37.1	(111.3)	37.1
Changes in market value of derivative financial instruments, net of tax	(8.6)	(8.6)	(8.6)	(8.6)	25.8	(8.6)
Comprehensive income (loss)	$419.7	$421.3	$421.3	$506.5	$(1,349.1)	$419.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$170.9	$—	$170.9
Accounts and notes receivable, net	—	—	—	689.5	—	689.5
Inventories	—	—	—	556.2	—	556.2
Other current assets	10.6	6.4	9.3	293.0	(31.6)	287.7
Current assets held for sale	—	—	—	1,042.7	—	1,042.7
Total current assets	10.6	6.4	9.3	2,752.3	(31.6)	2,747.0
Property, plant and equipment, net	—	—	—	547.3	—	547.3
Other assets
Investments in subsidiaries	4,430.4	4,414.5	9,204.6	—	(18,049.5)	—
Goodwill	—	—	—	4,251.7	—	4,251.7
Intangibles, net	—	—	—	1,683.0	—	1,683.0
Other non-current assets	6.3	10.8	608.6	1,258.6	(1,722.1)	162.2
Non-current assets held for sale	—	—	—	2,287.8	—	2,287.8
Total other assets	4,436.7	4,425.3	9,813.2	9,481.1	(19,771.6)	8,384.7
Total assets	$4,447.3	$4,431.7	$9,822.5	$12,780.7	$(19,803.2)	$11,679.0
Liabilities and Equity
Current liabilities
Accounts payable	$—	$—	$—	$348.2	$—	$348.2
Employee compensation and benefits	0.8	—	—	158.5	—	159.3
Other current liabilities	11.6	1.3	16.6	418.8	(31.6)	416.7
Current liabilities held for sale	—	—	—	363.9	—	363.9
Total current liabilities	12.4	1.3	16.6	1,289.4	(31.6)	1,288.1
Other liabilities
Long-term debt	79.6	—	5,388.1	665.7	(1,722.1)	4,411.3
Pension and other post-retirement compensation and benefits	—	—	—	248.5	—	248.5
Deferred tax liabilities	—	—	3.0	633.4	—	636.4
Other non-current liabilities	—	—	—	199.5	—	199.5
Non-current liabilities held for sale	—	—	—	539.9	—	539.9
Total liabilities	92.0	1.3	5,407.7	3,576.4	(1,753.7)	7,323.7
Equity	4,355.3	4,430.4	4,414.8	9,204.3	(18,049.5)	4,355.3
Total liabilities and equity	$4,447.3	$4,431.7	$9,822.5	$12,780.7	$(19,803.2)	$11,679.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$364.1	$327.7	$327.1	$653.9	$(1,116.0)	$556.8
Investing activities
Capital expenditures	—	—	—	(94.5)	—	(94.5)
Proceeds from sale of property and equipment	—	—	—	24.1	—	24.1
Net intercompany loan activity	—	—	497.9	(193.9)	(304.0)	—
Other	—	—	—	(3.8)	—	(3.8)
Net cash provided by (used for) investing activities of continuing operations	—	—	497.9	(268.1)	(304.0)	(74.2)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(4.3)	—	(4.3)
Net cash provided by (used for) investing activities	—	—	497.9	(272.4)	(304.0)	(78.5)
Financing activities
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(280.2)	(10.9)	—	(291.1)
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(202.6)	(327.7)	(557.1)	(332.6)	1,420.0	—
Excess tax benefits from share-based compensation	—	—	—	8.8	—	8.8
Shares issued to employees, net of shares withheld	20.1	—	—	—	—	20.1
Dividends paid	(181.6)	—	—	—	—	(181.6)
Net cash provided by (used for) financing activities	(364.1)	(327.7)	(837.3)	(335.4)	1,420.0	(444.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	(1.4)	—	10.8
Change in cash and cash equivalents	—	—	(0.1)	44.7	—	44.6
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$—	$170.9	$—	$170.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,112.8	$—	$1,112.8
Cost of goods sold	—	—	—	718.1	—	718.1
Gross profit	—	—	—	394.7	—	394.7
Selling, general and administrative	17.7	0.1	1.7	197.5	—	217.0
Research and development	—	—	—	24.8	—	24.8
Operating income (loss)	(17.7)	(0.1)	(1.7)	172.4	—	152.9
Loss (earnings) from continuing operations of investment in subsidiaries	(112.4)	(112.5)	(127.8)	—	352.7	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.2)	—	(0.2)
Net interest expense	—	—	18.0	12.9	—	30.9
Income (loss) from continuing operations before income taxes	94.7	112.4	108.1	159.7	(352.7)	122.2
Provision for income taxes	—	—	—	27.5	—	27.5
Net income (loss) from continuing operations	94.7	112.4	108.1	132.2	(352.7)	94.7
Income from discontinued operations, net of tax	—	—	—	20.5	—	20.5
Earnings (loss) from discontinued operations of investment in subsidiaries	20.5	20.5	20.5	—	(61.5)	—
Net income (loss)	$115.2	$132.9	$128.6	$152.7	$(414.2)	$115.2
Comprehensive income (loss), net of tax
Net income (loss)	$115.2	$132.9	$128.6	$152.7	$(414.2)	$115.2
Changes in cumulative translation adjustment	(85.8)	(85.8)	(85.8)	(85.8)	257.4	(85.8)
Changes in market value of derivative financial instruments, net of tax	(0.7)	(0.7)	(0.7)	(0.7)	2.1	(0.7)
Comprehensive income (loss)	$28.7	$46.4	$42.1	$66.2	$(154.7)	$28.7

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,327.4	$—	$3,327.4
Cost of goods sold	—	—	—	2,161.1	—	2,161.1
Gross profit	—	—	—	1,166.3	—	1,166.3
Selling, general and administrative	30.4	0.2	3.8	615.2	—	649.6
Research and development	—	—	—	72.3	—	72.3
Operating income (loss)	(30.4)	(0.2)	(3.8)	478.8	—	444.4
Loss (earnings) from continuing operations of investment in subsidiaries	(322.8)	(324.3)	(334.4)	—	981.5	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.3)	—	(1.3)
Net interest expense	—	1.3	21.8	44.4	—	67.5
Income (loss) from continuing operations before income taxes	292.4	322.8	308.8	435.7	(981.5)	378.2
Provision (benefit) for income taxes	(0.7)	—	—	85.8	—	85.1
Net income (loss) from continuing operations	293.1	322.8	308.8	349.9	(981.5)	293.1
Income from discontinued operations, net of tax	—	—	—	88.6	—	88.6
Loss from sale of discontinued operations, net of tax	—	—	—	(4.8)	—	(4.8)
Earnings (loss) from discontinued operations of investment in subsidiaries	83.8	83.8	83.8	—	(251.4)	—
Net income (loss)	$376.9	$406.6	$392.6	$433.7	$(1,232.9)	$376.9
Comprehensive income (loss), net of tax
Net income (loss)	$376.9	$406.6	$392.6	$433.7	$(1,232.9)	$376.9
Changes in cumulative translation adjustment	(238.4)	(238.4)	(238.4)	(238.4)	715.2	(238.4)
Changes in market value of derivative financial instruments, net of tax	(1.6)	(1.6)	(1.6)	(1.6)	4.8	(1.6)
Comprehensive income (loss)	$136.9	$166.6	$152.6	$193.7	$(512.9)	$136.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$126.2	$—	$126.3
Accounts and notes receivable, net	0.1	—	—	773.1	—	773.2
Inventories	—	—	—	564.7	—	564.7
Other current assets	25.2	12.8	—	219.9	(37.9)	220.0
Current assets held for sale	—	—	—	1,093.4	—	1,093.4
Total current assets	25.3	12.8	0.1	2,777.3	(37.9)	2,777.6
Property, plant and equipment, net	—	—	—	539.8	—	539.8
Other assets
Investments in subsidiaries	4,495.6	4,486.1	10,151.1	—	(19,132.8)	—
Goodwill	—	—	—	4,259.0	—	4,259.0
Intangibles, net	—	—	—	1,747.4	—	1,747.4
Other non-current assets	12.6	—	190.1	145.6	(187.2)	161.1
Non-current assets held for sale	—	—	—	2,348.6	—	2,348.6
Total other assets	4,508.2	4,486.1	10,341.2	8,500.6	(19,320.0)	8,516.1
Total assets	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5
Liabilities and Equity
Current liabilities
Accounts payable	0.6	—	0.3	402.9	—	403.8
Employee compensation and benefits	0.4	0.1	—	162.1	—	162.6
Other current liabilities	61.7	1.5	27.1	434.7	(37.9)	487.1
Current liabilities held for sale	—	—	—	433.0	—	433.0
Total current liabilities	62.7	1.6	27.4	1,432.7	(37.9)	1,486.5
Other liabilities
Long-term debt	453.3	1.7	4,535.5	(117.5)	(187.2)	4,685.8
Pension and other post-retirement compensation and benefits	—	—	—	244.6	—	244.6
Deferred tax liabilities	—	—	3.1	667.1	—	670.2
Other non-current liabilities	8.7	—	—	183.7	—	192.4
Non-current liabilities held for sale	—	—	—	545.2	—	545.2
Total liabilities	524.7	3.3	4,566.0	2,955.8	(225.1)	7,824.7
Equity	4,008.8	4,495.6	5,775.3	8,861.9	(19,132.8)	4,008.8
Total liabilities and equity	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 26, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$421.3	$393.3	$406.1	$408.1	$(1,232.9)	$395.9
Investing activities
Capital expenditures	—	—	—	(66.3)	—	(66.3)
Proceeds from sale of property and equipment	—	—	—	3.6	—	3.6
Acquisitions, net of cash acquired	—	—	—	(1,913.0)	—	(1,913.0)
Net intercompany loan activity	—	—	1,657.8	(149.8)	(1,508.0)	—
Other	—	—	—	—	—	—
Net cash provided by (used for) investing activities of continuing operations	—	—	1,657.8	(2,125.5)	(1,508.0)	(1,975.7)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	45.1	—	45.1
Net cash provided by (used for) investing activities	—	—	1,657.8	(2,080.4)	(1,508.0)	(1,930.6)
Financing activities
Net receipts of short-term borrowings	—	—	—	(2.0)	—	(2.0)
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	274.9	1.6	—	276.5
Proceeds from long-term debt	—	—	1,714.8	—	—	1,714.8
Repayments of long-term debt	—	—	—	(4.6)	—	(4.6)
Debt issuance costs	—	—	(26.8)	—	—	(26.8)
Net change in advances to subsidiaries	(48.0)	(393.3)	(4,021.2)	1,721.6	2,740.9	—
Excess tax benefits from share-based compensation	—	—	—	6.0	—	6.0
Shares issued to employees, net of shares withheld	—	—	—	21.9	—	21.9
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(173.3)	—	—	—	—	(173.3)
Net cash provided by (used for) financing activities	(421.3)	(393.3)	(2,058.3)	1,744.5	2,740.9	1,612.5
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.5)	(37.8)	—	(43.3)
Change in cash and cash equivalents	—	—	0.1	34.4	—	34.5
Cash and cash equivalents, beginning of period	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of period	$—	$—	$0.2	$144.7	$—	$144.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the sale of the Valves & Controls business on anticipated terms and timetable; overall global economic and business conditions, including worldwide demand for oil and gas; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including our 2015 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc (formerly Pentair Ltd.) and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising three reporting segments: Water Quality Systems, Flow & Filtration Solutions, and Technical Solutions. For the first nine months of 2016, Water Quality Systems, Flow & Filtration Solutions and Technical Solutions, represented approximately 27 percent, 28 percent and 45 percent of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

On August 18, 2016, we entered into a Share Purchase Agreement to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to customary adjustments. We expect the sale to close in late 2016 or early 2017, subject to customary regulatory approvals and closing conditions. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2015 and the first nine months of 2016 and will likely impact our results in the future:

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. During 2015 and the first nine months of 2016, our core sales have been challenged by broad-based industrial capital expenditure and maintenance deferrals. We expect this trend to continue throughout 2016.

•
We experienced declines in project orders, particularly within the industrial and energy businesses. We expect headwinds in the industrial and energy businesses to continue and oil prices to remain depressed throughout 2016.

•
We initiated restructuring actions to offset the negative earnings impact of core revenue decline and foreign exchange. We expect to continue these actions throughout 2016 and that these actions will contribute to margin growth in 2016.

•	Our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies for the first nine months of 2016. We expect this trend to continue throughout 2016.

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

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.

In 2016, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance and the pending sale of the Valves & Controls business;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our increased global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2016 and September 26, 2015 were as follows:

	Three months ended
In millions	September 30, 2016	September 26, 2015	$ change	% / point change
Net sales	$1,210.7	$1,112.8	$97.9	8.8%
Cost of goods sold	769.8	718.1	51.7	7.2%
Gross profit	440.9	394.7	46.2	11.7%
% of net sales	36.4%	35.5%		0.9	pts

Selling, general and administrative	228.4	217.0	11.4	5.3%
% of net sales	18.8%	19.6%		(0.8	) pts
Research and development	29.7	24.8	4.9	19.8%
% of net sales	2.5%	2.2%		0.3	pts

Operating income	182.8	152.9	29.9	19.6%
% of net sales	15.1%	13.7%		1.4	pts

Net interest expense	34.3	30.9	3.4	11.0%

Income from continuing operations before income taxes	149.7	122.2	27.5	22.5%
Provision for income taxes	32.2	27.5	4.7	17.1%
Effective tax rate	21.5%	22.5%		(1.0	) pts

The consolidated results of operations for the nine months ended September 30, 2016 and September 26, 2015 were as follows:

	Nine months ended
In millions	September 30, 2016	September 26, 2015	$ change	% / point change
Net sales	$3,701.9	$3,327.4	$374.5	11.3%
Cost of goods sold	2,347.9	2,161.1	186.8	8.6%
Gross profit	1,354.0	1,166.3	187.7	16.1%
% of net sales	36.6%	35.1%		1.5	pts

Selling, general and administrative	728.2	649.6	78.6	12.1%
% of net sales	19.7%	19.5%		0.2	pts
Research and development	86.9	72.3	14.6	20.2%
% of net sales	2.3%	2.2%		0.1	pts

Operating income	538.9	444.4	94.5	21.3%
% of net sales	14.6%	13.4%		1.2	pts

Net interest expense	105.9	67.5	38.4	56.9%

Income from continuing operations before income taxes	435.7	378.2	57.5	15.2%
Provision for income taxes	93.7	85.1	8.6	10.1%
Effective tax rate	21.5%	22.5%		(1.0	) pts

Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	over the prior year period	over the prior year period
Volume	(2.1)%	0.6%
Price	0.4	0.4
Core growth	(1.7)	1.0
Acquisition	10.5	11.2
Currency	—	(0.9)
Total	8.8%	11.3%
The 8.8 and 11.3 percent increases in consolidated net sales in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•
net sales of $134.2 million and $396.2 million for the three and nine months ended September 30, 2016, respectively, as a result of the ERICO Acquisition, compared to sales of $13.0 million in the third quarter and first nine months of 2015; and

•	core sales growth in Water Quality Systems, primarily as the result of increased volume in the United States and Canada.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in the industrial and energy businesses, driving core sales declines in Flow & Filtration Solutions and Technical Solutions;

•	slowing economic activity in certain developing regions, including China and Brazil; and

•	a strong U.S. dollar causing unfavorable foreign currency effects for the nine months ended September 30, 2016.
Gross profit
The 0.9 and 1.5 percentage point increases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
The 0.8 percentage point decrease in SG&A expense as a percentage of sales in the third quarter of 2016 from 2015 was primarily driven by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
This decrease was partially offset by:

•	amortization expense of $24.1 million in the third quarter of 2016, compared to $14.8 million in the third quarter of 2015, respectively, as a result of the ERICO Acquisition; and

•	increased investment in sales and marketing to drive growth.

The 0.2 percentage point increase in SG&A expense as a percentage of sales for the first nine months of 2016 from 2015 was primarily driven by:

•	amortization expense of $72.6 million in the first nine months of 2016, compared to $43.8 million in the first nine months of 2015, as a result of the ERICO Acquisition; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
Net interest expense
The 11.0 and 56.9 percent increases in net interest expense in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•
the impact of higher debt levels during the third quarter and first nine months of 2016, compared to the third quarter and first nine months of 2015, primarily as the result of the September 2015 issuance of senior notes to finance the ERICO Acquisition; and

•	increased overall interest rates in effect on our outstanding debt.
Provision for income taxes
The 1.0 percentage point decrease in the effective tax rate in the third quarter and first nine months of 2016 from 2015 was primarily driven by:
•the mix of global earnings toward lower tax jurisdictions.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Water Quality Systems, Flow & Filtration Solutions and Technical Solutions). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate the performance of our three reportable segments based on net sales and segment income and use a variety of ratios to measure performance. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Water Quality Systems
The net sales and segment income for Water Quality Systems for the three and nine months ended September 30, 2016 and September 26, 2015 were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2016	September 26, 2015	% / point change		September 30, 2016	September 26, 2015	% / point change
Net sales	$328.6	$322.0	2.0%		$1,057.2	$1,016.6	4.0%
Segment income	69.6	60.5	15.0%		229.5	200.5	14.5%
% of net sales	21.2%	18.8%	2.4	pts	21.7%	19.7%	2.0	pts

Net sales
The components of the change in Water Quality Systems net sales from the prior period were as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	over the prior year period	over the prior year period
Volume	0.8%	3.9%
Price	1.1	0.5
Core growth	1.9	4.4
Currency	0.1	(0.4)
Total	2.0%	4.0%
The 2.0 and 4.0 percent increases in net sales for Water Quality Systems in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing for the third quarter and first nine months of 2016;

•	core sales growth in the water filtration business in the United States; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by

•	a strong U.S. dollar causing unfavorable foreign currency effects during the nine months ended September 30, 2016; and

•	core sales declines in Western Europe and in certain developing regions, including China and Latin America.
Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	over the prior year period		over the prior year period
Growth	0.2	pts	0.6	pts
Inflation	(0.8)		(0.8)
Productivity/Price	3.0		2.2
Total	2.4	pts	2.0	pts

The 2.4 and 2.0 percentage point increases in segment income for Water Quality Systems as a percentage of net sales in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•	favorable material savings and product mix offsetting inflation;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	continued growth investments in research & development and sales & marketing.

Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions for the three and nine months ended September 30, 2016 and September 26, 2015 were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2016	September 26, 2015	% / point change		September 30, 2016	September 26, 2015	% / point change
Net sales	$342.7	$362.7	(5.5)%		$1,049.1	$1,087.4	(3.5)%
Segment income	49.5	53.2	(7.0)%		144.5	146.7	(1.5)%
% of net sales	14.4%	14.7%	(0.3	) pts	13.8%	13.5%	0.3	pts
Net sales
The components of the change in Flow & Filtration Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	over the prior year period	over the prior year period
Volume	(6.5)%	(3.6)%
Price	1.0	0.9
Core growth	(5.5)	(2.7)
Currency	—	(0.8)
Total	(5.5)%	(3.5)%
The 5.5 and 3.5 percent decreases in net sales for Flow & Filtration Solutions in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•	core sales declines in the food & beverage business during the nine months ended September 30, 2016 due mainly to weak irrigation sales and lower project sales;

•	continued slowdown in industrial capital spending, driving core sales declines in the industrial business;

•	continued sales declines in China and Latin America as the result of economic uncertainty; and

•	a strong U.S. dollar causing unfavorable foreign currency effects during the nine months ended September 30, 2016.
These decreases were partially offset by:

•	core sales growth related to higher sales of pump and filtration solutions serving the infrastructure businesses during the nine months ended September 30, 2016; and

•	core sales growth in certain developing regions, including Middle East and Eastern Europe.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	over the prior year period		over the prior year period
Growth	(0.9	) pts	(0.9	) pts
Inflation	(1.1)		(1.0)
Productivity/Price	1.7		2.2
Total	(0.3	) pts	0.3	pts
The 0.3 percentage point decrease in segment income for Flow & Filtration Solutions as a percentage of net sales in the third quarter of 2016 from 2015 was primarily driven by:

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
The 0.3 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in the first nine months of 2016 from 2015 was primarily driven by:

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
Technical Solutions
The net sales and segment income for Technical Solutions for the three and nine months ended September 30, 2016 and September 26, 2015 were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2016	September 26, 2015	% / point change		September 30, 2016	September 26, 2015	% / point change
Net sales	$543.1	$432.3	25.6%		$1,608.3	$1,235.2	30.2%
Segment income	119.6	101.0	18.4%		344.0	265.0	29.8%
% of net sales	22.0%	23.4%	(1.4	) pts	21.4%	21.5%	(0.1	) pts
Net sales
The components of the change in Technical Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
	over the prior year period	over the prior year period
Volume	(0.4)%	1.7%
Price	(0.6)	(0.3)
Core growth	(1.0)	1.4
Acquisition	26.6	30.1
Currency	—	(1.3)
Total	25.6%	30.2%
The 25.6 and 30.2 percent increases in net sales for Technical Solutions in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•
net sales of $134.2 million and $396.2 million for the three and nine months ended September 30, 2016, respectively, as a result of the ERICO Acquisition, compared to sales of $13.0 million in the third quarter and first nine months of 2015; and

•	core sales growth in our industrial and residential and commercial businesses.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving core sales declines for the three and nine months ended September 30, 2016; and

•	a strong U.S. dollar causing unfavorable foreign currency effects during the nine months ended September 30, 2016.

Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	Three months ended September 30, 2016		Nine months ended September 30, 2016
	over the prior year period		over the prior year period
Growth/Acquisition	(0.5	) pts	(0.6	) pts
Inflation	(1.0)		(1.2)
Productivity/Price	0.1		1.7
Total	(1.4	) pts	(0.1	) pts

The 1.4 and 0.1 percentage point decreases in segment income for Technical Solutions as a percentage of net sales in the third quarter and first nine months, respectively, of 2016 from 2015 were primarily driven by:

•	lower margin greenfield project sales not offsetting the decline in higher margin product sales; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	higher core sales in our industrial and residential and commercial businesses during the nine months ended September 30, 2016, which resulted in increased leverage on operating expenses; and

•	strong margin contribution and integration synergies as a result of the ERICO Acquisition.
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
Operating activities
Cash provided by operating activities of continuing operations was $459.7 million in the first nine months of 2016, compared to $354.5 million in the same period of 2015.
The $459.7 million in net cash provided by operating activities of continuing operations in the first nine months of 2016 primarily reflects net income from continuing operations, net of non-cash depreciation and amortization of $478.9 million and were negatively impacted by $5.2 million as a result of changes in net working capital.

The $354.5 million in net cash provided by operating activities of continuing operations in the first nine months of 2015 primarily reflects net income from continuing operations, net of non-cash depreciation and amortization of $396.7 million and were negatively impacted by $48.1 million as a result of changes in net working capital.

Investing activities
Cash used for investing activities of continuing operations was $74.2 million in the first nine months of 2016, compared to $1,975.7 million in the same period of 2015. Net cash used for investing activities of continuing operations in the first nine months of 2016 primarily relates to capital expenditures of $94.5 million, partially offset by $24.1 million of proceeds from the sale of property and equipment. Net cash used for investing activities of continuing operations in the first nine months of 2015 relates primarily relates to capital expenditures of $66.3 million and cash of $1,913.0 million (net of cash acquired) used to acquire ERICO Global Company during the third quarter of 2015 and Nuheat Industries Limited during the second quarter of 2015 as part of Technical Solutions, partially offset by $3.6 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2016 to be approximately $130 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $444.5 million in the first nine months of 2016, compared with net cash provided by financing activities of $1,612.5 million in the prior year period. Net cash used for financing activities in the first nine months of 2016 primarily included net repayments of commercial paper and revolving long-term debt and payment of dividends. Net cash provided by financing activities in the first nine months of 2015 was primarily due to cash proceeds received from the September 2015 issuance of senior notes (discussed below), partially offset by share repurchases and payment of dividends.
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the maximum Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment,"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the maximum Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of September 30, 2016 and December 31, 2015, PFSA had $454.3 million and $179.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on September 30, 2016; (b) 4.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (c) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (d) 4.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,430.2 million as of September 30, 2016, which was limited to $733.6 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $51.9 million, of which none was outstanding at September 30, 2016. Borrowings under these credit facilities bear interest at variable rates.
As of September 30, 2016, we have $99.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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

Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended September 26, 2015, we repurchased 3.1 million of our shares for $200.0 million pursuant to this authorization. There were no share repurchases during the nine months ended September 30, 2016. As of September 30, 2016, we had $800.0 million remaining available for share repurchases under this authorization.

Dividends payable
On December 8, 2015, the Board of Directors approved a plan to increase the 2016 annual cash dividend to $1.34, to be paid to our shareholders in four quarterly installments of $0.33 in each of the first and second quarters of 2016 and $0.34 in each of the third and fourth quarters of 2016.

On October 4, 2016, the Board of Directors declared a quarterly cash dividend of $0.34 payable on November 4, 2016 to shareholders of record at the close of business on October 21, 2016. As a result, there were no dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets as of September 30, 2016 and a balance of $59.6 million at December 31, 2015.
We paid dividends in the first nine months of 2016 of $181.6 million, or $1.00 per ordinary share, compared with $173.3 million, or $0.96 per ordinary share, in the prior year period.
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

The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2016	September 26, 2015
Net cash provided by (used for) operating activities of continuing operations	$459.7	$354.5
Capital expenditures of continuing operations	(94.5)	(66.3)
Proceeds from sale of property and equipment of continuing operations	24.1	3.6
Free cash flow from continuing operations	$389.3	$291.8
Net cash provided by (used for) operating activities of discontinued operations	97.1	41.4
Capital expenditures of discontinued operations	(15.4)	(34.3)
Proceeds from sale of property and equipment of discontinued operations	3.2	21.2
Free cash flow	$474.2	$320.1
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2016. For additional information, refer to Item 7A of our 2015 Annual Report on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2016 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Controls
As part of our ongoing integration activities after the ERICO Acquisition, we are continuing to incorporate our controls and procedures into the ERICO business and to augment our company-wide controls. There was no other change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2015 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2015 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2016:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 30	649	$58.30	—	$800,000,049
July 31 - August 27	612	$62.51	—	$800,000,049
August 28 - September 30	82,165	$63.15	—	$800,000,049
Total	83,426		—

(a)
The purchases in this column include 649 shares for the period July 1 - July 30, 612 shares for the period July 31 - August 27 and 82,165 shares for the period August 28 - September 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2016.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended September 30, 2016

2.1	Share Purchase Agreement, dated August 18, 2016, by and between Emerson Electric Co. and Pentair plc.*

3.1	Amended and restated Memorandum and Articles of Association of Pentair plc.

4.1
Third Amendment, dated as of September 15, 2016, among Pentair plc, Pentair Investment Switzerland GmbH, Pentair Finance S.A. and the lenders and agent party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2016 (File No. 0001-11625)).

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and September 26, 2015, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 26, 2015, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and September 26, 2015, and (v) Notes to Condensed Consolidated Financial Statements.

*	Certain schedules and exhibits have been omitted and Pentair plc agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedules and exhibits upon request.