Form 10-K
period 2016-12-31
PENTAIR plc
filed 2017-02-21
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-11625
Pentair plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1141328
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

43 London Wall, London, EC2M 5TF, United Kingdom
(Address of principal executive offices)
Registrant's telephone number, including area code: 44-207-347-8925
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $58.29 per share as reported on the New York Stock Exchange on June 30, 2016 (the last business day of Registrant's most recently completed second quarter): $9,520,686,063.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2016 was 181,765,451.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual meeting to be held on May 9, 2017, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2016

PART I

ITEM 1.    BUSINESS
GENERAL
Pentair plc is a focused diversified industrial manufacturing company comprising three reporting segments: Water Quality Systems, Flow & Filtration Solutions and Technical Solutions. Water Quality Systems designs, manufactures, markets and services innovative water system products and solutions to meet filtration and fluid management challenges in food and beverage, water, swimming pools and aquaculture applications. Flow & Filtration Solutions designs, manufactures, markets and services solutions for the toughest filtration, separation, flow and fluid management challenges in agriculture, food and beverage processing, water supply and disposal and a variety of industrial applications. Technical Solutions designs, manufactures, markets and services products that guard and protect some of the world's most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.
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
Unless the context otherwise indicates, references herein to "Pentair," the "Company," and such words as "we," "us," and "our" include Pentair plc and its consolidated subsidiaries. We are an Irish public limited company that was formed in 2014. We are the successor to Pentair Ltd., a Swiss corporation formed in 2012, and Pentair, Inc., a Minnesota corporation formed in 1966 and our wholly-owned subsidiary, under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco's shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco's shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.

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
On August 18, 2016, we entered into a share purchase agreement to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to customary adjustments. We believe the sale will be completed by the end of the first quarter of 2017, subject to customary regulatory approvals and closing conditions. The results of the Valves and Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
Our registered principal office is located at 43 London Wall, London, EC2M 5TF, United Kingdom. Our management office in the United States ("U.S.") is located at 5500 Wayzata Boulevard, Suite 600, Minneapolis, Minnesota.
BUSINESS AND PRODUCTS
Reporting segment and geographical financial information is contained in ITEM 8, Note 16 of the Notes to Consolidated Financial Statements, included in this Form 10-K. The following is a brief description of each of the Company's reportable segments and business activities.
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
Brand names for Water Quality Systems include Pentair, Pentair Aquatic Eco-Systems, Everpure, Kreepy Krauly, Sta-Rite and Shurflo.
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

Flow & Filtration Solutions is involved in the entire water, water treatment and wastewater system from advanced filtration, desalination, water supply to water disposal, process and control. Our solutions also help in critical municipal challenges around flood control, storm water management, de-watering, dredging and fish friendly solutions. From engineered solutions to installation and maintenance, we support a broad range of solutions and services specifically tailored to address our customers' needs for water reuse, water availability and water stewardship. Solutions include light duty diaphragm pumps and pressure boosters, high-flow turbine pumps and solid handling pumps, as well as advanced filtration, oil & gas separation, membrane technology, energy recovery and quality control and instrumentation.
Applications for Flow and Filtration Solutions' products include precision agriculture, biogas upgrading, water supply and disposal, fire applications and food and beverage processing. Brand names for Flow & Filtration Solutions products include Aurora, Berkeley, Codeline, Fairbanks-Nijhuis, Haffmans, Hypro, Sta-Rite, Südmo and X-Flow.
Customers
Flow & Filtration Solutions customers include businesses engaged in wholesale distribution and retail across the residential, commercial, food and beverage, infrastructure, industrial, and energy verticals. Customers also include end-users as well as engineering procurement contractors, and original equipment manufacturers.
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
TECHNICAL SOLUTIONS
The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world's most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.

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
The portfolio of products serves a range of industries, including use in the commercial, communications, energy, electronics, industrial, infrastructure, medical, and security & defense verticals. Brand names for Technical Solutions offerings include CADDY, ERICO, Hoffman, LENTON, Raychem, Schroff and Tracer.
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
Competition
Within Technical Solutions, the equipment protection business faces significant competition in the verticals it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition and customer service are significant factors. The industries and verticals served by the thermal management business are highly fragmented, comprising local markets and niches. The industries and verticals served by the engineered fastening solutions business is relatively fragmented, with about a dozen major competitors and a large number of smaller suppliers. We compete by offering a wide variety of innovative and compatible products, which are competitively priced.
NEW SEGMENTATION
During the first quarter of 2017, we reorganized our business segments to reflect a new operating structure, resulting in a change to our reporting segments in 2017. As part of this reorganization, the legacy Water Quality Systems business segment was combined with the legacy Flow & Filtration Solutions business segment to form the Water reporting segment and now operates as a stand-alone business segment. In addition, the legacy Technical Solutions business segment will be renamed the Electrical reporting segment. All segment information presented throughout this Annual Report on Form 10-K, with exception of the table below, was prepared based on the reporting segments in place during 2016.
The below table presents sales and segment income under the revised reporting segments (Water and Electrical) for the years ended December 31, 2016, 2015, and 2014.

	December 31
In millions	2016	2015	2014
Net Sales
Water	$2,777.7	$2,808.3	$2,941.3
Electrical	2,116.0	1,809.3	1,728.1
Other	(3.7)	(1.2)	(2.6)
Consolidated	$4,890.0	$4,616.4	$4,666.8
Segment income (loss)
Water	$494.0	$469.0	$454.6
Electrical	447.2	395.0	378.1
Other	(101.7)	(108.8)	(127.5)
Consolidated	$839.5	$755.2	$705.2
INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2016	2015	$ change	% change
Water Quality Systems	$134.8	$141.4	$(6.6)	(4.7)%
Flow and Filtration Solutions	241.0	289.6	(48.6)	(16.8)
Technical Solutions	266.3	319.0	(52.7)	(16.5)
Total	$642.1	$750.0	$(107.9)	(14.4)%
A substantial portion of our revenues result from orders received and product delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order.  However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2016 will be shipped in 2017.
Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2016, 2015 and 2014 were $114.1 million, $98.7 million and $96.4 million, respectively.
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
Employees
As of December 31, 2016, we employed 26,000 people worldwide, of which 9,500 were in the U.S. and 9,000 were covered by collective bargaining agreements or works councils. Of the 26,000 people employed worldwide as of December 31, 2016, 7,500 relate to our Valves & Controls business classified as held for sale, of which 1,500 were in the U.S. and 2,200 were covered by collective bargaining agreements or works councils. We believe that our relations with the labor unions have generally been good.
Captive insurance subsidiary
We insure certain general and product liability, property, workers' compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company ("Penwald"). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Penwald liabilities and those of certain non-U.S. operations are established.
Matters pertaining to Penwald are discussed in ITEM 3 and ITEM 8, Note 1 of the Notes to Consolidated Financial Statements – Insurance subsidiary, included in this Form 10-K.
Available information
We make available free of charge (other than an investor's own Internet access charges) through our Internet website (http://www.pentair.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers' confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers, particularly oil and gas companies, chemical and petrochemical companies, mining and general industrial companies, are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services.
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
Sales outside of the U.S. for the year ended December 31, 2016 accounted for 41 percent of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principle non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. During 2016, foreign currency translations had a 0.8 percent negative impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the Euro, could continue to adversely affect our reported revenue in future periods. In addition, currency variations can adversely affect margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
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

We may not complete the sale of our Valves & controls business in the time frame or on the terms we anticipate.
On August 18, 2016, we entered into an agreement to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to certain customary adjustments. We believe the sale will be completed by the end of the first quarter of 2017, subject to customary regulatory approvals and closing conditions. The completion of the sale is subject to a number of risks and uncertainties, including the satisfaction of the conditions to the completion of the sale, the parties to the transactions obtaining the necessary regulatory approvals, the occurrence of any event, change or other circumstance that could give rise to the termination of the sale agreement and our ability to obtain the expected proceeds from the sale. These and other factors could impair our ability to complete the sale in the time frame and on the terms we anticipate, and this could have a material adverse effect on our financial position, results of operations or cash flows.

We may not achieve some or all of the expected benefits of our business initiatives.
During 2016, 2015 and 2014, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were initially anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could adversely affect our business and results of operations.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2016 accounted for 41 percent of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We test goodwill and indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2016 our goodwill and intangible assets were $5,849.2 million and represented 51% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairments.
We may be adversely affected by work stoppages, union negotiations, labor disputes and other matters associated with our labor force.
As of December 31, 2016, approximately 9,000 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, no assurances can be made that we will not experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally, or that any future negotiations with our labor unions will not result in significant increases in our cost of labor.

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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2016, there were approximately 3,800 claims pending against our subsidiaries, of which approximately 3,300 relate to the Valves & Controls business classified as held for sale. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
Prior to the Merger, the Flow Control business was subject to investigations by the DOJ and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the FCPA. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco's own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ. As a result, the Flow Control business may be subject to investigations in other jurisdictions or suffer other criminal or civil penalties or adverse impacts, including being subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In connection with the Distribution, we entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco (now known as Johnson Controls International plc, "Johnson Controls") and The ADT Corporation ("ADT"), which governs the rights and obligations of ADT, Johnson Controls and us for certain pre-Distribution tax liabilities, including Johnson Controls' obligations under a separate tax sharing agreement (the "2007 Tax Sharing Agreement") entered into by Johnson Controls, Covidien Ltd. (now known as Medtronic plc, "Medtronic") and TE Connectivity Ltd. ("TE Connectivity") in connection with the 2007 distributions of Medtronic and TE Connectivity by Johnson Controls.
The 2012 Tax Sharing Agreement provides that we, Johnson Controls and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Johnson Controls' and ADT's U.S. income tax returns, including withholding tax, income tax, or other tax liabilities that could arise if the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal or Swiss tax purposes, and (ii) payments required to be made by Johnson Controls with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Johnson Controls is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2016, Johnson Controls has paid $210.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Johnson Controls will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Johnson Controls. As of December 31, 2016, we have a liability of $13.3 million recorded for this matter in Other non-current liabilities in the Consolidated Balance Sheets. However, the ultimate resolution of these matters, and the impact of that resolution, are uncertain. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, in excess of the recorded liability, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Distribution, the ADT distribution, the internal transactions or the Merger were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Johnson Controls, the party responsible for such failure would be responsible for all taxes imposed as a result thereof. If such failure is not the result of actions taken after the Distribution by us, ADT or Johnson Controls, then we, ADT and Johnson Controls would be responsible for any taxes imposed as a result of such determination in the same manner and in the same proportions as we, ADT and Johnson Controls are responsible for Shared Tax Liabilities. Such tax amounts could be significant.

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
As of December 31, 2016, we had $4.3 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
Irish capital acquisitions tax ("CAT") could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €310,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 12, 2016.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, United Kingdom, and our management office in the United States is located in leased premises in Minneapolis, Minnesota. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices.
We carry out our Water Quality Systems manufacturing operations at 12 plants located throughout the United States and at 7 plants located in 6 other countries. In addition, Water Quality Systems has 15 distribution facilities, 14 sales offices and 1 service center located in numerous countries throughout the world.
We carry out our Flow & Filtration Solutions manufacturing operations at 8 plants located throughout the United States and at 12 plants located in 8 other countries. In addition, Flow & Filtration Solutions has 14 distribution facilities, 14 sales offices and 10 service centers located in numerous countries throughout the world.
We carry out our Technical Solutions manufacturing operations at 9 plants located throughout the United States and at 11 plants located in 9 other countries. In addition, Technical Solutions has 16 distribution facilities, 52 sales offices and 3 service centers located in numerous countries throughout the world.
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

As of December 31, 2016, there were approximately 3,800 claims outstanding against our subsidiaries, of which approximately 3,300 relate to the Valves & Controls business classified as held for sale. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $228.3 million and $237.9 million as of December 31, 2016 and 2015, respectively, and was recorded in Non-current liabilities held for sale in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $108.5 million and $111.0 million, respectively, at December 31, 2016 and 2015, and was recorded in Non-current assets held for sale in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $18.3 million and $22.8 million as of December 31, 2016 and 2015, respectively, which relate primarily to the Valves & Controls business classified as held for sale. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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
Compliance matters
Prior to the Merger, the Flow Control business was subject to investigations by the DOJ and the SEC related to allegations that improper payments were made by the Flow Control business and other Tyco subsidiaries and third-party intermediaries in recent years in violation of the Foreign Corrupt Practices Act. Tyco reported to the DOJ and the SEC the remedial measures that it had taken in response to the allegations and Tyco's own internal investigations. As a result of discussions with the DOJ and SEC aimed at resolving these matters, on September 24, 2012, Tyco entered into a settlement with the SEC and a non-prosecution agreement with the DOJ.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	61
Chief Executive Officer since 2001 and Chairman of the Board since 2002; President and Chief Operating Officer, 1999 — 2000; Executive Vice President and President of Pentair's Electrical and Electronic Enclosures Group, 1998 — 1999; United Technologies Carrier Transicold President, 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager, 1994 — 1995; General Electric various executive positions, 1988 — 1994; McKinsey & Company consultant, 1981 — 1987.

John L. Stauch	52
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

Angela D. Jilek	48
Senior Vice President, General Counsel and Secretary since 2010; Assistant General Counsel, 2002 — 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. 1996 — 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996.

Karen L. Keegans	51
Senior Vice President and Chief Human Resources Officer since 2016; Vice President and Chief Human Resources Officer of Praxair Inc., 2014 — 2016; Vice President North America Human Resources of Praxair Inc., 2012 — 2014; Vice President of Human Resources and Global Manufacturing of Monsanto, 2011 — 2012; Various executive human resources positions of Monsanto, 2007 — 2011.

John H. Jacko	59
Senior Vice President and Chief Marketing Officer since 2017; Vice President and Chief Marketing Officer of Kennametal Corporation, 2007 — 2016; Senior Vice President and Chief Marketing Officer of Flowserve Corporation, 2002 — 2007; Vice President of Marketing and Customer Management of Flowserve Corporation, 2001 — 2002; Various business leadership positions of Honeywell Aerospace, 1995 — 2001.

Mark C. Borin	49
Senior Vice President and Chief Accounting Officer since 2008 and Treasurer since 2015; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — 2000.

Karl R. Frykman	56
President, Water segment since 2017; President, Water Quality Systems Global Business Unit, 2007 — 2016; President of Aquatic Systems' National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995 — 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990.

Beth A. Wozniak	52
President, Electrical segment since 2017; President, Flow & Filtration Solutions Global Business Unit, 2015 — 2016; President of Environmental and Combustion Controls unit of Honeywell International Inc., 2011 — 2015; President of Sensing and Controls unit of Honeywell International Inc., 2006 — 2011; Various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc., 1990 — 2006.

Dennis J. Cassidy, Jr.	48
President, Valves & Controls global business unit since 2016; Managing Director - Oil, Gas and Chemicals Strategy and Operations Expert, AlixPartners, 2012 — 2016; Vice President, Booz & Company, 2009 — 2012; Principal, Booz Allen Hamilton, 2004 — 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "PNR." As of December 31, 2016, there were 18,840 shareholders of record.
The high, low and closing sales price for our ordinary shares and the dividends paid for each of the quarterly periods for 2016 and 2015 were as follows:

	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$54.54	$63.39	$66.99	$64.39	$68.24	$66.52	$69.65	$59.69
Low	41.57	50.37	57.20	53.80	60.73	59.92	49.44	48.14
Close	54.26	58.29	64.24	56.07	62.39	63.75	51.98	49.53
Dividends paid	0.33	0.33	0.34	0.34	0.32	0.32	0.32	0.32
Pentair has paid 164 consecutive quarterly dividends. The Board of Directors has approved a plan to increase the dividend for 2017, which will mark the 41st consecutive year we have increased dividends.
Future dividends on our ordinary shares or reductions of share capital for distribution to shareholders, if any, must be approved by our Board of Directors for payment out of distributable reserves on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.4 billion and $9.6 billion as of December 31, 2016 and 2015, respectively.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2011 and the reinvestment of all dividends since that date to December 31, 2016. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
2011
2012
2013
2014
2015
2016
Pentair plc
S&P 500 Index
S&P 500 Sector Indices - Industrials Sector Index

	Base Period December 2011	INDEXED RETURNS Years ended December 31
Company / Index		2012	2013	2014	2015	2016
Pentair plc	100	150.88	242.46	210.55	160.41	186.07
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Industrials Index	100	115.35	162.67	178.21	173.70	206.46

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2016:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 29, 2016	1,633	$59.95	—	$800,000,049
October 30 – November 26, 2016	1,181	56.44	—	800,000,049
November 27 – December 31, 2016	1,596	58.34	—	800,000,049
Total	4,410		—

(a)
The purchases in this column include 1,633 shares for the period October 1 – October 29, 2016, 1,181 shares for the period October 30 – November 26, 2016, and 1,596 shares for the period November 27 – December 31, 2016 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019. We have $800.0 million remaining availability for repurchases under the 2014 authorization.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2016. All periods presented have been revised, as applicable, to present the results of the Valves & Controls business as discontinued operations and to reclassify the assets and liabilities of the Valves & Controls business as held for sale. See ITEM 8, Note 3 of the Notes to Consolidated Financial Statements for additional information.

		Years ended December 31
In millions, except per-share data	2016	2015	2014	2013	2012
Consolidated statements of operations and comprehensive income (loss) data
Net sales	$4,890.0	$4,616.4	$4,666.8	$4,553.7	$3,767.4
Operating income	700.7	616.1	538.5	529.2	76.4
Net income (loss) from continuing operations attributable to Pentair plc	451.6	397.1	356.6	354.8	(21.3)
Per-share data
Basic:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$2.49	$2.20	$1.87	$1.76	$(0.17)
Weighted average shares	181.3	180.3	190.6	201.1	127.4
Diluted:
Earnings (loss) per ordinary share from continuing operations attributable to Pentair plc	$2.47	$2.17	$1.84	$1.73	$(0.17)
Weighted average shares	183.1	182.6	193.7	204.6	127.4
Cash dividends declared and paid per ordinary share	$1.34	$1.28	$1.10	$0.96	$0.88
Cash dividends declared and unpaid per ordinary share	0.345	0.33	0.64	0.50	0.46
Consolidated balance sheets data
Total assets	$11,534.8	$11,833.5	$10,643.8	$11,732.5	$11,870.6
Total debt	4,279.2	4,685.8	2,988.4	2,532.6	2,430.9
Total equity	4,254.4	4,008.8	4,663.8	6,217.7	6,487.5
Factors affecting comparability of our Selected Financial Data
The consummation of the Merger with Tyco's Flow Control business occurred on September 28, 2012. Prior to the Merger, the Consolidated Statements of Operations and Comprehensive Income (Loss) include the historical results of Pentair, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the sale of the Valves & Controls business on anticipated terms and timetable: overall global economic and business conditions, including worldwide demand for oil and gas; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including in Item 1A of this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc is a focused diversified industrial manufacturing company comprising three reporting segments: Water Quality Systems, Flow & Filtration Solutions and Technical Solutions. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2016, Water Quality Systems, Flow & Filtration Solutions and Technical Solutions accounted for 29 percent, 28 percent and 43 percent of total revenues, respectively.
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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of Pentair Ltd. "Flow Control" refers to Pentair Ltd. prior the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco's shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco's shareholders. The Merger was accounted for as a reverse acquisition under the purchase method of accounting with Pentair, Inc. treated as the acquirer.
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
On September 18, 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately 1.8 billion (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
On August 18, 2016, we entered into a share purchase agreement to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to customary adjustments. We believe the sale will be completed by the end of the first quarter of 2017, subject to customary regulatory approvals and closing conditions. The results of the Valves and Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2016 and 2015, and will likely impact our results in the future:

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. During 2015 and 2016, our core sales have been challenged by broad-based industrial capital expenditure and maintenance deferrals. We expect this trend to continue into 2017.

•	We experienced declines within our industrial and energy businesses. We expect headwinds in the industrial and energy businesses to continue and oil prices to remain depressed into 2017.

•
We initiated restructuring actions to offset the negative earnings impact of core revenue decline and foreign exchange. We expect to continue these actions into 2017 and these actions will contribute to margin growth in 2017.

•
In late 2015 and continuing through 2016, our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies. We expect this trend to continue into 2017.

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

In 2017, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance and the pending sale of the Valves & Controls business;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net sales	$4,890.0	$4,616.4	$4,666.8	5.9%	(1.1)%
Cost of goods sold	3,095.9	3,017.6	3,046.3	2.6%	(0.9)%
Gross profit	1,794.1	1,598.8	1,620.5	12.2%	(1.3)%
% of net sales	36.7%	34.6%	34.7%	2.1 pts	(0.1) pts

Selling, general and administrative	979.3	884.0	985.6	10.8%	(10.3)%
% of net sales	20.0%	19.1%	21.1%	0.9 pts	(2.0) pts
Research and development	114.1	98.7	96.4	15.6%	2.4%
% of net sales	2.3%	2.1%	2.1%	0.2 pts	—

Operating income	700.7	616.1	538.5	13.7%	14.4%
% of net sales	14.3%	13.3%	11.5%	1.0 pts	1.8 pts

Loss on sale of businesses, net	3.9	3.2	0.2	21.9%	N.M.
Net interest expense	140.1	101.9	68.6	37.5%	48.5%

Income from continuing operations before income taxes	561.0	512.5	470.9	9.5%	8.8%
Provision for income taxes	109.4	115.4	114.3	(5.2)%	1.0%
Effective tax rate	19.5%	22.5%	24.3%	(3.0) pts	(1.8) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2016 vs 2015	2015 vs 2014
Volume	(1.7)%	0.5%
Price	0.3	0.6
Core growth	(1.4)	1.1
Acquisition	8.1	3.1
Currency	(0.8)	(5.3)
Total	5.9%	(1.1)%
The 5.9 percent increase in consolidated net sales in 2016 from 2015 was primarily the result of:

•	sales of $516.1 million in 2016 as a result of the ERICO Acquisition, compared to sales of $147.0 million in 2015; and

•	core sales growth in Water Quality Systems, primarily as the result of increased volume in the United States and Canada.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in our industrial and energy businesses, driving core sales declines in Flow & Filtration Solutions and Technical Solutions;

•	slowing economic activity in certain developing regions, including China and Brazil; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.

The 1.1 percent decrease in consolidated net sales in 2015 from 2014 was primarily the result of:

•	a strong U.S. dollar causing unfavorable foreign currency effects;

•	a slowdown in industrial capital spending, particularly in our industrial and infrastructure businesses; and

•	slowing economic activity in China, Brazil and other developing markets.
These decreases were partially offset by:

•	sales of $147.0 million as a result of the ERICO Acquisition;

•	core sales growth in Water Quality Systems and Technical Solutions, primarily as the result of increased volume in the United States and Canada; and

•	core sales growth in our food & beverage and residential & commercial businesses.
Gross profit
The 2.1 percentage point increase in gross profit as a percentage of sales in 2016 from 2015 was primarily the result of:

•	higher sales volumes, which resulted in increased leverage on fixed expenses included in cost of goods sold;

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	a decrease in cost of goods sold of $35.7 million in 2016 compared to 2015 as a result of inventory fair value step-up recorded as part of the Technical Solutions acquisitions in 2015.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
The 0.1 percentage point decrease in gross profit as a percentage of sales in 2015 from 2014 was primarily the result of:

•	an increase in cost of goods sold of $35.7 million in 2015 compared to 2014 as a result of inventory fair value step-up recorded as part of the Technical Solutions acquisitions in 2015; and

•	inflationary increases related to raw materials and labor costs.
These decreases were partially offset by:

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
Selling, general and administrative ("SG&A")
The 0.9 percentage point increase in SG&A expense as a percentage of sales in 2016 from 2015 and was driven by:

•	"mark-to-market" actuarial losses related to pension and other post-retirement benefit plans of $4.2 million in 2016, compared to "mark-to-market" actuarial gains of $23.0 million in 2015;

•	an increase in intangible asset amortization as a result of the ERICO Acquisition that occurred at the end of the third quarter in 2015;

•	a non-cash impairment charge of $13.3 million related to a trade name intangible asset in Technical Solutions; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	restructuring costs of $24.5 million in 2016, compared to $41.3 million in 2015;

•	deal related costs and expenses of $14.3 million in 2015, which did not occur in 2016; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.

The 2.0 percentage point decrease in SG&A expense as a percentage of sales in 2015 from 2014 and was driven by the following:

•	"mark-to-market" actuarial gains related to pension and other post-retirement benefit plans of $23.0 million in 2015, compared to "mark-to-market" actuarial losses of $31.5 million in 2014;

•	costs of $10.3 million incurred in 2014 as a result of the Redomicile of the Company from Switzerland to Ireland, which did not occur in 2015; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These decreases were partially offset by:

•	deal related costs and expenses of $14.3 million in 2015; and

•	lower sales volume and the resultant loss of leverage on fixed operating expenses.
Net interest expense
The 37.5 percent increase in net interest expense in 2016 from 2015 was primarily the result of:

•	the impact of higher debt levels during 2016, compared to 2015, primarily as the result of the September 2015 issuance of senior notes used to finance the ERICO Acquisition; and

•	increased overall interest rates in effect on our outstanding debt.
The 48.5 percent increase in net interest expense in 2015 from 2014 was primarily the result of:

•
the amortization of $10.8 million of debt issuance costs during 2015 related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated upon issuance of the September 2015 issuance of senior notes discussed in Liquidity and Capital Resources below) in connection with the ERICO acquisition; and

•	the impact of higher debt levels during 2015, compared to 2014, primarily as the result of the September 2015 issuance of senior notes used to finance the ERICO Acquisition.
Provision for income taxes
The 3.0 percentage point decrease in the effective tax rate in 2016 from 2015 was primarily due to:

•	the mix of global earnings toward lower tax jurisdictions; and

•	the unfavorable tax impact of transaction costs in 2015 related to the ERICO Acquisition.
The 1.8 percentage point decrease in the effective tax rate in 2015 from 2014 was primarily due to:

•	the mix of global earnings toward lower tax jurisdictions; and

•	non-recurring withholding taxes during 2014 which did not recur in 2015.
The decrease was partially offset by:

•	the unfavorable tax impact of transaction costs in 2015 related to the ERICO Acquisition.

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

Water Quality Systems
The net sales and segment income for Water Quality Systems were as follows:

	Years ended December 31			% / point change
In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net sales	$1,428.2	$1,381.5	$1,356.4	3.4%	1.9%
Segment income	313.3	281.8	253.3	11.2%	11.3%
% of net sales	21.9%	20.4%	18.7%	1.5 pts	1.7 pts
Net sales
The components of the change in Water Quality Systems net sales were as follows:

	2016 vs 2015	2015 vs 2014
Volume	2.8%	4.2%
Price	0.9	0.8
Core growth	3.7	5.0
Currency	(0.3)	(3.1)
Total	3.4%	1.9%
The 3.4% percent increase in Water Quality Systems sales in 2016 from 2015 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing in 2016; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	core sales declines in Western Europe, Asia and in certain developing regions.
The 1.9% percent increase in Water Quality Systems sales in 2015 from 2014 was primarily the result of:

•	core sales growth related to higher sales of certain pool products primarily serving North American residential housing in 2015;

•	core sales growth within our residential & commercial and food & beverage businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increase were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects; and

•	decreased sales in Western Europe and in the developing regions of Brazil and Latin America.

Segment income
The components of the change in Water Quality Systems segment income from the prior period were as follows:

	2016		2015
Growth	0.6	pts	0.3	pts
Inflation	(0.9)		(1.0)
Productivity/Price	1.8		2.4
Total	1.5	pts	1.7	pts

The 1.5 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in 2016 from 2015 was primarily the result of:

•	favorable material savings and product mix offsetting inflation;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	continued growth investments in research & development and sales & marketing.
The 1.7 percentage point increase in segment income for Water Quality Systems as a percentage of net sales in 2015 from 2014 was primarily the result of:

•	price increases more than offsetting inflationary cost increases; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Flow & Filtration Solutions
The net sales and segment income for Flow & Filtration Solutions were as follows:

	Years ended December 31			% / point change
In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net sales	$1,363.1	$1,441.6	$1,603.1	(5.4)%	(10.1)%
Segment income	180.7	187.2	201.3	(3.5)%	(7.0)%
% of net sales	13.3%	13.0%	12.6%	0.3 pts	0.4 pts
Net sales
The components of the change in Flow & Filtration Solutions net sales were as follows:

	2016 vs 2015	2015 vs 2014
Volume	(5.6)%	(4.6)%
Price	0.8	1.0
Core growth	(4.8)	(3.6)
Currency	(0.6)	(6.5)
Total	(5.4)%	(10.1)%
The 5.4 percent decrease in Flow & Filtration Solutions sales in 2016 from 2015 was primarily the result of:

•	continued slowdown in industrial capital spending, driving core sales declines in our industrial business;

•	core sales declines in the food & beverage business due mainly to weak irrigation sales and lower project sales;

•	continued sales declines in China, Southeast Asia and Brazil as the result of economic uncertainty; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	core sales growth related to higher sales of pump and filtration solutions serving the infrastructure business;

•	core growth in the Middle East; and

•	selective increases in selling prices to mitigate inflationary cost increases.
The 10.1 percent decrease in Flow & Filtration Solutions sales in 2015 from 2014 was primarily the result of:

•	decrease in core sales due to significant declines in the global agricultural industry, broad-based slowing of global capital spending and customer inventory de-stocking;

•	decreased sales volume related to the loss of a customer in the residential retail business during the second half of 2014; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	core sales growth in our food & beverage business; and

•	core growth in developing regions, including Eastern Europe and Southeast Asia.
Segment income
The components of the change in Flow & Filtration Solutions segment income from the prior period were as follows:

	2016		2015
Growth	(1.5	) pts	(2.6	) pts
Inflation	(1.1)		(1.4)
Productivity/Price	2.9		4.4
Total	0.3	pts	0.4	pts

The 0.3 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in 2016 from 2015 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings driven from cost-out actions; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.
These increases were partially offset by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses;

•	negative product mix and pricing pressure; and

•	inflationary increases related to labor and certain raw materials.
The 0.4 percentage point increase in segment income for Flow & Filtration Solutions as a percentage of net sales in 2015 from 2014 was primarily the result of:

•	price increases more than offsetting inflationary cost increases;

•	savings driven from cost-out actions; and

•	savings generated from our PIMS initiatives, including lean and supply management practices.

These increases were partially offset by:

•	lower core sales volumes, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor and certain raw materials.
Technical Solutions
The net sales and segment income for Technical Solutions were as follows:

	Years ended December 31			% / point change
In millions	2016	2015	2014	2016 vs 2015	2015 vs 2014
Net sales	$2,116.0	$1,809.3	$1,728.1	17.0%	4.7%
Segment income	447.2	395.0	378.1	13.2%	4.5%
% of net sales	21.1%	21.8%	21.9%	(0.7) pts	(0.1) pts
Net sales
The components of the change in Technical Solutions net sales were as follows:

	2016 vs 2015	2015 vs 2014
Volume	(2.1)%	2.2%
Price	(0.4)	0.1
Core growth	(2.5)	2.3
Acquisition	20.6	8.5
Currency	(1.1)	(6.1)
Total	17.0%	4.7%
The 17.0 percent increase in Technical Solutions sales in 2016 from 2015 was primarily the result of:

•	sales of $516.1 million in 2016 as a result of the ERICO Acquisition, compared to sales of $147.0 million in 2015; and

•	core growth in our industrial and residential & commercial businesses.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving core sales declines; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
The 4.7 percent increase in Technical Solutions sales in 2015 from 2014 was primarily the result of:

•	sales of $147.0 million as a result of the ERICO Acquisition;

•	core growth in our residential & commercial and energy businesses; and

•	higher project core sales volume in the U.S. and Canada.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects;

•	lower core sales volumes in our infrastructure business, primarily due to broad-based slowing of global capital spending; and

•	a decrease in demand for products in developing regions.

Segment income
The components of the change in Technical Solutions segment income from the prior period were as follows:

	2015		2014
Growth/Acquisition	(1.0	) pts	(0.9	) pts
Inflation	(1.1)		(1.1)
Productivity/Price	1.4		1.9
Total	(0.7	) pts	(0.1	) pts

The 0.7 percentage point decrease in segment income for Technical Solutions as a percentage of net sales in 2016 from 2015 was primarily the result of:

•	lower margin project sales not offsetting the decline in higher margin product sales; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	higher core sales in our industrial and residential & commercial businesses, which resulted in increased leverage on operating expenses; and

•	strong contribution and integration synergies as a result of the ERICO Acquisition.
The 0.1 percentage point decrease in segment income for Technical Solutions as a percentage of sales in 2015 from 2014 was primarily the result of:

•	high margin project sales in 2014 that did not recur in 2015;

•	lower core sales volumes in our infrastructure business, which resulted in decreased leverage on operating expenses; and

•	inflationary increases related to labor costs and certain raw materials.
These decreases were partially offset by:

•	higher core sales volumes in our energy and commercial businesses, which resulted in increased leverage on operating expenses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
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
Operating activities
Cash provided by operating activities of continuing operations was $702.4 million in 2016, or $104.7 million higher than in 2015. The increase in cash provided by operating activities from continuing operations was due primarily to a $122.6 million increase in Net income from continuing operations, net of the following non-cash items: depreciation and amortization, loss on sale of businesses, trade name impairment and pension and other post-retirement expense.
Cash provided by operating activities from continuing operations was $597.7 million in 2015, or $78.3 million lower than in 2014. The decrease in cash provided by operating activities from continuing operations was due primarily to changes in non-cash pension and other post-retirement expenses and increases in net working capital during 2015.
Investing activities
Net cash used for investing activities of continuing operations was $123.3 million in 2016, compared to $2,003.6 million in 2015 and $93.9 million in 2014. The following investing activities impacted our cash flow:
Acquisitions
In November 2016, we paid cash of $25.0 million to acquire a business as part of Water Quality Systems.
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
Capital expenditures
Capital expenditures in 2016, 2015 and 2014 were $117.8 million, $91.3 million and $83.7 million, respectively. We anticipate capital expenditures for fiscal 2017 to be approximately $100 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $600.1 million in 2016. Cash used for financing activities in 2016 was primarily due to net repayments of commercial paper and revolving long-term debt and payment of dividends.
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
The Senior Notes issued in the September 2015 Offerings, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes"), are guaranteed as to payment by Pentair plc and PISG.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability to $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit

Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and Second Amendment, the "Amendments"), which, among other things, increased the maximum Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2016 and 2015, we had $398.7 and $179.5, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on September 30, 2016; (b) 4.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (c) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (d) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,524.5 million as of December 31, 2016, which was limited to $803.5 million by the Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $49.4 million, of which there were no outstanding borrowings at December 31, 2016. Borrowings under these credit facilities bear interest at variable rates.
As of December 31, 2016, we had $122.4 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Further, we plan to utilize a portion of the proceeds from the sale of our Valves & Controls business to retire a significant portion of outstanding debt, and thus reduce our future contractual obligations. We believe the sale of the Valves & Controls business will be completed by the end of the first quarter of 2017, subject to customary regulatory approvals and closing conditions.
Dividends
On December 6, 2016, the Board of Directors declared a quarterly cash dividend of $0.345 that was paid on February 10, 2017 to shareholders of record at the close of business on January 27, 2017. Additionally, the Board of Director's approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to paid in four quarterly installments. The 2017 increase will mark the 41st consecutive year we have increased dividends.

We paid dividends in 2016 of $243.6 million, or $1.34 per ordinary share, compared with $231.7 million, or $1.28 per ordinary share, in 2015 and $211.4 million, or $1.10 per ordinary share, in 2014.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.4 billion and $9.6 billion as of December 31, 2016 and 2015, respectively.
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
Prior to the closing of the Merger, our Board of Directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. In October 2012, the Board of Directors authorized the repurchase of our ordinary shares with a maximum dollar limit of $800.0 million. The authorization expired on December 31, 2015. There is no remaining availability under the 2012 authorizations.

In December 2013, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expired on December 31, 2016. There is no remaining availability under the 2013 authorization.

In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019.
During the year ended December 31, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million. We have $800.0 million remaining availability for repurchases under the 2014 authorization.
Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2017	2018	2019	2020	2021	Thereafter	Total
Debt obligations	$0.8	$500.0	$2,096.2	$400.0	$500.0	$800.0	$4,297.0
Interest obligations on fixed-rate debt	107.0	98.1	83.5	64.2	38.3	55.3	446.4
Operating lease obligations, net of sublease rentals	29.8	23.9	19.3	14.4	10.7	12.2	110.3
Purchase and marketing obligations	61.2	19.0	5.0	2.4	2.4	9.5	99.5
Pension and other post-retirement plan contributions	13.5	13.5	14.4	16.1	13.9	71.4	142.8
Total contractual obligations, net	$212.3	$654.5	$2,218.4	$497.1	$565.3	$948.4	$5,096.0
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2016, variable interest rate debt was $976.3 million at a weighted average interest rate of 2.01%.

The total gross liability for uncertain tax positions at December 31, 2016 was estimated to be $71.1 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2016, we had recorded $2.4 million for the possible payment of penalties and $11.0 million related to the possible payment of interest.
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

	Years ended December 31
In millions	2016	2015	2014
Net cash provided by (used for) operating activities of continuing operations	$702.4	$597.7	$676.0
Capital expenditures	(117.8)	(91.3)	(83.7)
Proceeds from sale of property and equipment	24.7	4.6	1.9
Free cash flow from continuing operations	$609.3	$511.0	$594.2
Net cash provided by (used for) operating activities of discontinued operations	159.0	141.6	332.4
Capital expenditures of discontinued operations	(20.4)	(43.0)	(45.9)
Proceeds from sale of property and equipment of discontinued operations	21.9	22.7	11.2
Free cash flow	$769.8	$632.3	$891.9
Off-balance sheet arrangements
At December 31, 2016, we had no off-balance sheet financing arrangements.
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
As of December 31, 2016, there were approximately 3,800 claims outstanding against our subsidiaries, of which approximately 3,300 relate to the Valves & Controls business classified as held for sale. These amounts include adjustments for claims that are not actively being prosecuted. The amounts are not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Our estimated liability for asbestos-related claims was $228.3 million and $237.9 million as of December 31, 2016 and 2015, respectively, and was recorded in Non-current liabilities held for sale in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $108.5 million and $111.0 million at December 31, 2016 and 2015, respectively, and was recorded in Non-current assets held for sale in the Consolidated Balance Sheets.
Environmental matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $18.3 million and $22.8 million as of December 31, 2016 and 2015, respectively, which relate primarily to the Valves & Controls business classified as held for sale. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco guaranteed Flow Control's performance to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of December 31, 2016 and 2015, the outstanding value of bonds, letters of credit and bank guarantees totaled $331.0 million and $402.2 million, respectively, of which $156.6 million and $202.3 million, respectively, relate to the Valves & Controls business classified as held for sale.
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
Goodwill is tested at least annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2022 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate of 9.0% in determining the discounted cash flows in our fair value analysis.
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
We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2016, 2015 and 2014 with each of our reporting units' fair value in excess of its carrying value.
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

The results of our step one goodwill impairment testing as of December 31, 2015 indicated that the fair value of Valves & Controls was below its carrying value. Accordingly, we performed the step two test and concluded the goodwill of the Valves & Controls business classified as held for sale was impaired. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million for the year ended December 31, 2015. The impairment charge was recorded in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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

An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Technical Solutions as the result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).

As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the Valves & Controls and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in the Valves & Controls business classified as held for sale. The impairment charge was recorded in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no impairment charges recorded in 2014 for identifiable intangible assets.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax charge of $4.2 million in 2016, pre-tax income of $23.0 million in 2015 and a pre-tax charge of $31.5 million in 2014. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. plans of 4.02% in 2016, 4.21% in 2015 and 3.63% in 2014. The discount rates on our Non-U.S. plans ranged from 0.50% to 4.00% in 2016, 0.50% to 4.25% in 2015 and 0.50% to 4.25% in 2014. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2017.

Expected rate of return
Our expected rate of return on plan assets for our U.S. plans was 4.28% for 2016, 3.65% in 2015 and 4.56% in 2014. The expected rate of return on our Non-U.S. plans ranged from 1.00% to 5.50% in 2016, 1.00% to 6.00% in 2015 and 1.00% to 6.00% in 2014. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. The shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2016, the U.S. pension plans have an approximately 99 percent allocation to fixed income investments. As a result of the adoption of this investment strategy, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate.
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
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on the Company's deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on the Company's financial condition, results of operations or cash flows.
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
Interest rate risk
Our debt portfolio as of December 31, 2016, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 77% fixed-rate debt and 23% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2016, a 100 basis point increase or decrease in interest rates would result in a $118.5 million decrease or a $124.3 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2016, a 100 basis point increase or decrease in interest rates would result in a $9.8 million increase or decrease in interest incurred.
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

From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2016 and 2015, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $475.6 million and $331.5 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of AOCI and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.

In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge of our investments in certain international subsidiaries that use the Euro as their functional currency. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2016. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $47.3 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $57.9 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Pentair plc and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2016. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2016 of the Company and our report dated February 21, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pentair plc and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 21, 2017

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2016	2015	2014
Net sales	$4,890.0	$4,616.4	$4,666.8
Cost of goods sold	3,095.9	3,017.6	3,046.3
Gross profit	1,794.1	1,598.8	1,620.5
Selling, general and administrative	979.3	884.0	985.6
Research and development	114.1	98.7	96.4
Operating income	700.7	616.1	538.5
Other (income) expense
Loss on sale of businesses, net	3.9	3.2	0.2
Equity income of unconsolidated subsidiaries	(4.3)	(1.5)	(1.2)
Interest income	(8.3)	(4.7)	(2.3)
Interest expense	148.4	106.6	70.9
Income from continuing operations before income taxes	561.0	512.5	470.9
Provision for income taxes	109.4	115.4	114.3
Net income from continuing operations	451.6	397.1	356.6
Income (loss) from discontinued operations, net of tax	70.0	(466.8)	244.0
Gain (loss) from sale / impairment of discontinued operations, net of tax	0.6	(6.7)	(385.7)
Net income (loss)	$522.2	$(76.4)	$214.9
Comprehensive income (loss), net of tax
Net income (loss)	$522.2	$(76.4)	$214.9
Changes in cumulative translation adjustment	(83.0)	(264.9)	(336.3)
Changes in market value of derivative financial instruments, net of $1.9, $0.5 and $1.1 tax, respectively	(8.3)	0.2	(0.4)
Comprehensive income (loss)	$430.9	$(341.1)	$(121.8)
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.49	$2.20	$1.87
Discontinued operations	0.39	(2.62)	(0.74)
Basic earnings (loss) per ordinary share	$2.88	$(0.42)	$1.13
Diluted
Continuing operations	$2.47	$2.17	$1.84
Discontinued operations	0.38	(2.59)	(0.73)
Diluted earnings (loss) per ordinary share	$2.85	$(0.42)	$1.11
Weighted average ordinary shares outstanding
Basic	181.3	180.3	190.6
Diluted	183.1	182.6	193.7
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2016	2015
Assets
Current assets
Cash and cash equivalents	$238.5	$126.3
Accounts and notes receivable, net of allowances of $25.6 and $46.1, respectively	764.0	773.2
Inventories	524.2	564.7
Other current assets	253.4	220.0
Current assets held for sale	891.9	1,093.4
Total current assets	2,672.0	2,777.6
Property, plant and equipment, net	538.6	539.8
Other assets
Goodwill	4,217.4	4,259.0
Intangibles, net	1,631.8	1,747.4
Other non-current assets	182.1	161.1
Non-current assets held for sale	2,292.9	2,348.6
Total other assets	8,324.2	8,516.1
Total assets	$11,534.8	$11,833.5
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.8	$—
Accounts payable	436.6	403.8
Employee compensation and benefits	166.1	162.6
Other current liabilities	511.5	487.1
Current liabilities held for sale	356.2	433.0
Total current liabilities	1,471.2	1,486.5
Other liabilities
Long-term debt	4,278.4	4,685.8
Pension and other post-retirement compensation and benefits	253.4	244.6
Deferred tax liabilities	609.5	670.2
Other non-current liabilities	162.0	192.4
Non-current liabilities held for sale	505.9	545.2
Total liabilities	7,280.4	7,824.7
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 181.8 and 180.5 issued at December 31, 2016 and December 31, 2015, respectively	1.8	1.8
Additional paid-in capital	2,920.8	2,860.3
Retained earnings	2,068.1	1,791.7
Accumulated other comprehensive loss	(736.3)	(645.0)
Total equity	4,254.4	4,008.8
Total liabilities and equity	$11,534.8	$11,833.5
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2016	2015	2014
Operating activities
Net income (loss)	$522.2	$(76.4)	$214.9
(Income) loss from discontinued operations, net of tax	(70.0)	466.8	(244.0)
(Gain) loss from sale / impairment of discontinued operations, net of tax	(0.6)	6.7	385.7
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(4.3)	(1.5)	(1.2)
Depreciation	84.6	81.2	79.7
Amortization	96.4	68.1	60.6
Loss on sale of businesses, net	3.9	3.2	0.2
Deferred income taxes	(16.1)	(2.3)	(23.0)
Share-based compensation	34.2	33.0	33.6
Impairment of trade names	13.3	—	—
Excess tax benefits from share-based compensation	(8.0)	(6.0)	(12.6)
Amortization of bridge financing debt issuance costs	—	10.8	—
Pension and other post-retirement expense	31.8	9.4	57.5
Pension and other post-retirement contributions	(13.5)	(12.7)	(12.6)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	21.3	(6.2)	15.3
Inventories	34.3	54.7	30.8
Other current assets	(15.8)	(27.3)	(25.8)
Accounts payable	38.0	10.6	5.3
Employee compensation and benefits	7.0	(15.6)	(1.7)
Other current liabilities	51.6	(16.6)	60.4
Other non-current assets and liabilities	(107.9)	17.8	52.9
Net cash provided by (used for) operating activities of continuing operations	702.4	597.7	676.0
Net cash provided by (used for) operating activities of discontinued operations	159.0	141.6	332.4
Net cash provided by (used for) operating activities	861.4	739.3	1,008.4
Investing activities
Capital expenditures	(117.8)	(91.3)	(83.7)
Proceeds from sale of property and equipment	24.7	4.6	1.9
Acquisitions, net of cash acquired	(25.0)	(1,913.9)	(12.3)
Other	(5.2)	(3.0)	0.2
Net cash provided by (used for) investing activities of continuing operations	(123.3)	(2,003.6)	(93.9)
Net cash provided by (used for) investing activities of discontinued operations	1.5	38.1	(34.4)
Net cash provided by (used for) investing activities	(121.8)	(1,965.5)	(128.3)
Financing activities
Net receipts (repayments) of short-term borrowings	0.8	(2.3)	0.5
Net receipts (repayments) of commercial paper and revolving long-term debt	(385.3)	363.5	468.6
Proceeds from long-term debt	—	1,714.8	2.2
Repayment of long-term debt	(0.7)	(356.6)	(16.8)
Debt issuance costs	—	(26.8)	(3.1)
Excess tax benefits from share-based compensation	8.0	6.0	12.6
Shares issued to employees, net of shares withheld	20.7	19.4	37.0
Repurchases of ordinary shares	—	(200.0)	(1,150.0)
Dividends paid	(243.6)	(231.7)	(211.4)
Purchase of noncontrolling interest	—	—	(134.7)
Net cash provided by (used for) financing activities	(600.1)	1,286.3	(995.1)
Effect of exchange rate changes on cash and cash equivalents	(27.3)	(44.2)	(30.6)
Change in cash and cash equivalents	112.2	15.9	(145.6)
Cash and cash equivalents, beginning of year	126.3	110.4	256.0
Cash and cash equivalents, end of year	$238.5	$126.3	$110.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total Pentair plc	Non-controlling interest	Total
	Number	Amount	Number	Amount
Balance - December 31, 2013	213.0	$113.5	(15.6)	$(875.1)	$5,071.4	$1,829.1	$(43.6)	$6,095.3	$122.4	$6,217.7
Net income	—	—	—	—	—	214.9	—	214.9	—	214.9
Other comprehensive loss, net of tax	—	—	—	—	—	—	(336.7)	(336.7)	—	(336.7)
Tax benefit of share-based compensation	—	—	—	—	11.4	—	—	11.4	—	11.4
Conversion of Pentair Ltd. common shares to Pentair plc ordinary shares	—	(111.4)	—	—	111.4	—	—	—	—	—
Dividends declared	—	—	—	—	(229.5)	—	—	(229.5)	—	(229.5)
Purchase of noncontrolling interest	—	—	—	—	(12.3)	—	—	(12.3)	(122.4)	(134.7)
Share repurchase	(10.6)	(0.1)	(5.8)	(450.7)	(699.2)	—	—	(1,150.0)	—	(1,150.0)
Exercise of options, net of shares tendered for payment	—	—	1.3	60.9	(14.4)	—	—	46.5	—	46.5
Issuance of restricted shares, net of cancellations	—	—	0.3	19.3	(19.3)	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.1)	(6.3)	(3.1)	—	—	(9.4)	—	(9.4)
Share-based compensation	—	—	—	—	33.6	—	—	33.6	—	33.6
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8	$—	$4,663.8
Net loss	—	—	—	—	—	(76.4)	—	(76.4)	—	(76.4)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(264.7)	(264.7)	—	(264.7)
Tax benefit of share-based compensation	—	—	—	—	5.7	—	—	5.7	—	5.7
Dividends declared	—	—	—	—	1.5	(175.9)	—	(174.4)	—	(174.4)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)	—	(200.0)
Cancellation of treasury shares	(19.1)	(0.2)	19.1	1,210.9	(1,210.7)	—	—	—	—	—
Exercise of options, net of shares tendered for payment	0.1	—	0.7	34.6	(3.5)	—	—	31.1	—	31.1
Issuance of restricted shares, net of cancellations	0.3	—	0.2	9.4	(9.4)	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.1)	(3.0)	(6.3)	—	—	(9.3)	—	(9.3)
Share-based compensation	—	—	—	—	33.0	—	—	33.0	—	33.0
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8	$—	$4,008.8
Net income	—	—	—	—	—	522.2	—	522.2	—	522.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(91.3)	(91.3)	—	(91.3)
Tax benefit of share-based compensation	—	—	—	—	5.5	—	—	5.5	—	5.5
Dividends declared	—	—	—	—	—	(245.8)	—	(245.8)	—	(245.8)
Exercise of options, net of shares tendered for payment	1.0	—	—	—	31.6	—	—	31.6	—	31.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	—	—	(10.8)	—	—	(10.8)	—	(10.8)
Share-based compensation	—	—	—	—	34.2	—	—	34.2	—	34.2
Balance - December 31, 2016	181.8	$1.8	—	$—	$2,920.8	$2,068.1	$(736.3)	$4,254.4	$—	$4,254.4
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (the "Company" or "Pentair") is a focused diversified industrial manufacturing company comprising three reporting segments: Water Quality Systems, Flow & Filtration Solutions and Technical Solutions.

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
Our former parent company, Pentair Ltd., took its form on September 28, 2012 as a result of a reverse acquisition (the "Merger") involving Pentair, Inc. and an indirect, wholly-owned subsidiary of Flow Control (defined below), with Pentair, Inc. surviving as an indirect, wholly-owned subsidiary of ours. "Flow Control" refers to Pentair Ltd. prior to the Merger. Prior to the Merger, Tyco International Ltd. ("Tyco") engaged in an internal restructuring whereby it transferred to Flow Control certain assets related to the flow control business of Tyco, and Flow Control assumed from Tyco certain liabilities related to the flow control business of Tyco. On September 28, 2012 prior to the Merger, Tyco effected a spin-off of Flow Control through the pro-rata distribution of 100% of the outstanding ordinary shares of Flow Control to Tyco's shareholders (the "Distribution"), resulting in the distribution of approximately 110.9 million of our ordinary shares to Tyco's shareholders.
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
Research and development
We conduct research and development ("R&D") activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2016, 2015 and 2014 were $114.1 million, $98.7 million and $96.4 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers' financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2016 or December 31, 2015.

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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no impairment charges in 2016 in conjunction with restructuring activities. During 2015 and 2014, we recorded $5.1 million and $13.0 million, respectively, in conjunction with restructuring activities.
Goodwill and identifiable intangible assets
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.
Goodwill is tested annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, that should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2022 are projected to grow at a perpetual growth rate of 3.0%.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate of 9.0% in determining the discounted cash flows in our fair value analysis.
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

We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2016, 2015 and 2014 with each reporting unit's fair value in excess of its carrying value.

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
The results of our step one goodwill impairment testing as of December 31, 2015 indicated that the fair value of Valves & Controls was below its carrying value. Accordingly, we performed the step two test and concluded the goodwill of Valves & Controls was impaired. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million for the year ended December 31, 2015. The impairment is included in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Technical Solutions as a result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the Valves & Controls and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in the Valves & Controls business classified as held for sale. The impairment is included in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).

There were no impairment charges recorded in 2014 for identifiable intangible assets.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Environmental
We recognize environmental clean-up liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental clean-up is estimated by engineering, financial and legal specialists based on current law. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that, where applicable, other potentially responsible parties ("PRPs") will be able to fulfill their commitments at the sites where Pentair may be jointly and severally liable. The process of estimating environmental clean-up liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remedy and technology will be required and the outcome of discussions with regulatory agencies and other PRPs at multi-party sites. In future periods, new laws or regulations, advances in clean-up technologies and additional information about the ultimate clean-up remedy that is used could significantly change our estimates. Accruals for environmental liabilities are primarily included in Other current liabilities held for sale and Other non-current liabilities held for sale in the Consolidated Balance Sheets.
Asbestos matters
We recognize asbestos-related liabilities on an undiscounted basis when a loss is probable and can be reasonably estimated. Certain of these liabilities are subject to insurance coverage and we recognize receivables for asbestos-related insurance recoveries only when realization of the claim is deemed probable. Our subsidiaries and numerous other companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. The process of estimating asbestos-related liabilities and the corresponding insurance recoveries receivable is complex and dependent primarily on our historical claim experience, estimates of potential future claims, our legal strategy for resolving these claims, the availability of insurance coverage, and the solvency and creditworthiness of insurers. On an annual basis, we review, and update as appropriate, such estimated asbestos liabilities and assets and the underlying assumptions. Accruals for asbestos-related liabilities are included in Other non-current liabilities held for sale and the estimated receivable for insurance recoveries are recorded in Other non-current assets held for sale in the Consolidated Balance Sheets.
Insurance subsidiary
We insure certain general and product liability, property, workers' compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company ("Penwald"). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2016 and 2015, reserves for policy claims were $63.0 million ($13.2 million included in Other current liabilities and $49.8 million included in Other non-current liabilities) and $62.2 million ($13.2 million included in Other current liabilities and $49.0 million included in Other non-current liabilities), respectively.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

using the fair value method, resulting in the inclusion of additional compensation expense in our Consolidated Statements of Operations and Comprehensive Income (Loss). Restricted share awards and units are recorded as compensation cost on an accelerated basis over the requisite service periods based on the market value on the date of grant.

Performance share units ("PSU") are stock awards where the ultimate number of shares issued will be contingent on the Company's performance against certain financial performance targets. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the performance share units is based on the probability of achieving certain financial performance thresholds over the specified performance period.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

New accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard that will change certain aspects of accounting for share-based payments to employees, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. We will adopt this standard during the first quarter of 2017. We do not expect the adoption of the standard to have a significant impact on our financial condition or results of operations.
In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which require an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.
In November 2015, the FASB issued a new accounting standard which clarifies and simplifies the balance sheet classification of deferred tax assets and liabilities. Under the new standard, all deferred tax assets and liabilities are required to be classified as non-current in a classified balance sheet. The Company adopted the new standard on a prospective basis in the fourth quarter of 2016 and the prior period was not retrospectively adjusted. The adoption of the standard did not impact the Company's consolidated financial position, results of operations, equity or cash flows.
In April 2015, the FASB issued a new accounting standard which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard was effective for annual and interim periods beginning after December 15, 2015. We adopted the new standard during the first quarter of 2016 and, as a result, reclassified unamortized debt issuance costs of $23.5 million from Other current assets and Other non-current assets to Long-term debt on the Consolidated Balance Sheet as of December 31, 2015.
In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt the new revenue guidance as of January 1, 2018 and is currently evaluating the overall impact this standard will have on our consolidated financial statements and related disclosures, as well as the expected method of adoption.

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
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition as previously reported at December 31, 2015 and as revised for adjustments made during 2016:

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	As Originally Reported	As Revised
Cash	$11.8	$11.8
Accounts receivable	75.9	75.9
Inventories	102.4	101.8
Other current assets	2.9	2.8
Property, plant and equipment	53.4	53.1
Identifiable intangible assets	1,033.8	1,033.8
Goodwill	1,061.9	1,031.0
Current liabilities	(97.2)	(94.7)
Deferred income taxes, including current	(418.8)	(382.3)
Other liabilities	(8.0)	(15.1)
Purchase price	$1,818.1	$1,818.1
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

The following unaudited pro forma consolidated condensed financial results of operations are presented as if the ERICO Acquisition was consummated on January 1, 2014, the beginning of the comparable prior annual reporting period:

	Years ended December 31
In millions, except share and per-share data	2015	2014
Pro forma net sales	$5,002.6	$5,223.8
Pro forma net income from continuing operations	460.4	358.8
Pro forma earnings per ordinary share - continuing operations
Basic	$2.55	$1.88
Diluted	2.52	1.85
The unaudited pro forma net income from continuing operations for the year ended December 31, 2014 was adjusted to include the impact of $32.8 million in non-recurring items related to acquisition date fair value adjustments to inventory. The unaudited pro forma net income for the year ended December 31, 2015 excludes the impact of $24.6 million of non-recurring transaction related and bridge financing costs.
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
Other acquisitions
In November 2016, we completed an acquisition as part of Water Quality Systems with a purchase price of $25.0 million in cash, net of cash acquired. The pro forma impact of the acquisition was not material.
In April 2015, we acquired, as part of Technical Solutions, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net of cash acquired. In November 2015, cash of $0.9 million (1.2 million Canadian dollars translated at the average monthly exchange rate) was paid to Nuheat in settlement of a working capital adjustment. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $43.2 million, none of which is tax deductible. Identified intangible assets acquired consisted of customer relationships of $53.3 million, with an estimated useful life of 17 years. The pro forma impact of this acquisition was not material.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
On August 18, 2016, we entered into a Share Purchase Agreement (the "Purchase Agreement") to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to certain customary adjustments. We believe the sale will be completed by the end of the first quarter of 2017, subject to customary regulatory approvals and closing conditions.

We have concluded, as a result of the signing of the Purchase Agreement, that the Valves & Controls business has met the criteria to be classified as held for sale. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $24.2 million related to the sale of Valves & Controls were incurred during the year ended December 31, 2016 and were recorded within Selling, general and administrative expenses in the operating results of discontinued operations presented below.

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
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2016	2015	2014
Net sales	$1,639.4	$1,858.6	$2,673.3
Cost of goods sold	1,177.1	1,271.2	1,785.1
Gross profit	462.3	587.4	888.2
Selling, general and administrative	367.6	457.8	551.5
Research and development	18.2	21.2	23.4
Impairment of goodwill and trade names	—	554.7	—
Operating income (loss)	$76.5	$(446.3)	$313.3

Income (loss) from discontinued operations before income taxes	$77.2	$(445.5)	$314.9
Provision for income taxes	7.2	21.3	70.9
Income (loss) from discontinued operations, net of tax	$70.0	$(466.8)	$244.0

Gain (loss) from sale / impairment of discontinued operations before income taxes	$0.6	$(6.7)	$(400.4)
Income tax benefit	—	—	14.7
Gain (loss) from sale / impairment of discontinued operations, net of tax	$0.6	$(6.7)	$(385.7)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheets were as follows:

	December 31
In millions	2016	2015
Accounts and notes receivable, net	$365.4	$394.5
Inventories	491.5	609.6
Other current assets	35.0	89.3
Current assets held for sale	$891.9	$1,093.4
Property, plant and equipment, net	$361.5	$403.1
Goodwill	996.4	996.4
Intangibles, net	703.5	742.7
Asbestos-related insurance receivable	108.5	111.0
Other non-current assets	123.0	95.4
Non-current assets held for sale	$2,292.9	$2,348.6
Accounts payable	$151.4	$175.0
Employee compensation and benefits	61.5	100.3
Other current liabilities	143.3	157.7
Current liabilities held for sale	$356.2	$433.0
Pension and other post-retirement compensation and benefits	$32.2	$42.6
Deferred tax liabilities	162.8	173.9
Asbestos-related liabilities	228.3	237.9
Other non-current liabilities	82.6	90.8
Non-current liabilities held for sale	$505.9	$545.2

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2016	2015	2014
Net income (loss)	$522.2	$(76.4)	$214.9
Net income from continuing operations	$451.6	$397.1	$356.6
Weighted average ordinary shares outstanding
Basic	181.3	180.3	190.6
Dilutive impact of stock options and restricted stock awards	1.8	2.3	3.1
Diluted	183.1	182.6	193.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.49	$2.20	$1.87
Discontinued operations	0.39	(2.62)	(0.74)
Basic earnings (loss) per ordinary share	$2.88	$(0.42)	$1.13
Diluted
Continuing operations	$2.47	$2.17	$1.84
Discontinued operations	0.38	(2.59)	(0.73)
Diluted earnings (loss) per ordinary share	$2.85	$(0.42)	$1.11
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.2	1.3	0.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

5.	Restructuring
During 2016, 2015 and 2014, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. The 2016 initiatives included a reduction in hourly and salaried headcount of approximately 650 employees, which included 100 in Water Quality Systems, 200 in Flow & Filtration Solutions and 350 in Technical Solutions. The 2015 initiatives included the reduction in hourly and salaried headcount of approximately 500 employees, which included 100 in Water Quality Systems, 200 in Flow & Filtration Solutions and 200 in Technical Solutions. The 2014 initiatives included the reduction in hourly and salaried headcount of approximately 550 employees, which included 50 in Water Quality Systems, 350 in Flow & Filtration Solutions and 150 in Technical Solutions.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2016	2015	2014
Severance and related costs	$24.5	$34.5	$23.3
Other	—	6.8	16.2
Total restructuring costs	$24.5	$41.3	$39.5
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2016	2015	2014
Water Quality Systems	$6.0	$6.2	$15.2
Flow & Filtration Solutions	4.5	11.2	14.0
Technical Solutions	12.3	15.7	4.3
Other	1.7	8.2	6.0
Consolidated	$24.5	$41.3	$39.5
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2016	2015
Beginning balance	$37.1	$34.7
Costs incurred	24.5	34.5
Cash payments and other	(36.2)	(32.1)
Ending balance	$25.4	$37.1

6.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 by reportable segment were as follows:

In millions	December 31, 2015	Acquisitions/ divestitures	Purchase accounting adjustments	Foreign currency translation/other	December 31, 2016
Water Quality Systems	$1,121.1	$20.8	$—	$(4.8)	$1,137.1
Flow & Filtration Solutions	882.7	—	—	(25.2)	857.5
Technical Solutions	2,255.2	—	(30.9)	(1.5)	2,222.8
Total goodwill	$4,259.0	$20.8	$(30.9)	$(31.5)	$4,217.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In millions	December 31, 2014	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2015
Water Quality Systems	$1,137.6	$—	$(16.5)	$1,121.1
Flow & Filtration Solutions	942.4	—	(59.7)	882.7
Technical Solutions	1,150.3	1,116.4	(11.5)	2,255.2
Total goodwill	$3,230.3	$1,116.4	$(87.7)	$4,259.0

Accumulated goodwill impairment losses were $200.5 million as of December 31, 2016 and 2015.
Identifiable intangible assets consisted of the following at December 31:

	2016			2015
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,478.0	$(346.7)	$1,131.3	$1,482.9	$(266.9)	$1,216.0
Trade names	1.8	(1.4)	0.4	1.8	(1.2)	0.6
Proprietary technology and patents	141.3	(100.3)	41.0	144.1	(89.8)	54.3
Total finite-life intangibles	1,621.1	(448.4)	1,172.7	1,628.8	(357.9)	1,270.9
Indefinite-life intangibles
Trade names	459.1	—	459.1	476.5	—	476.5
Total intangibles	$2,080.2	$(448.4)	$1,631.8	$2,105.3	$(357.9)	$1,747.4
Identifiable intangible asset amortization expense in 2016, 2015 and 2014 was $96.4 million, $68.1 million and $60.6 million, respectively.
In 2016, we recorded an impairment charge for trade name intangible assets of $13.3 million in Technical Solutions. There were no impairment charges recorded in 2015 and 2014.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2017	2018	2019	2020	2021
Estimated amortization expense	$95.5	$94.0	$91.6	$85.0	$80.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.	Supplemental Balance Sheet Information

	December 31
In millions	2016	2015
Inventories
Raw materials and supplies	$223.5	$243.9
Work-in-process	67.3	74.4
Finished goods	233.4	246.4
Total inventories	$524.2	$564.7
Other current assets
Cost in excess of billings	$107.7	$114.4
Prepaid expenses	68.7	59.1
Prepaid income taxes	67.2	0.8
Other current assets	9.8	45.7
Total other current assets	$253.4	$220.0
Property, plant and equipment, net
Land and land improvements	$66.2	$86.6
Buildings and leasehold improvements	335.0	338.9
Machinery and equipment	932.5	960.2
Construction in progress	68.6	68.3
Total property, plant and equipment	1,402.3	1,454.0
Accumulated depreciation and amortization	863.7	914.2
Total property, plant and equipment, net	$538.6	$539.8
Other non-current assets
Deferred income taxes	$39.0	$2.2
Deferred compensation plan assets	47.9	50.8
Other non-current assets	95.2	108.1
Total other non-current assets	$182.1	$161.1
Other current liabilities
Dividends payable	$61.8	$59.6
Accrued warranty	38.9	47.0
Accrued rebates	78.2	50.7
Billings in excess of cost	22.5	32.0
Income taxes payable	87.3	58.9
Other current liabilities	222.8	238.9
Total other current liabilities	$511.5	$487.1
Other non-current liabilities
Income taxes payable	$36.1	$46.8
Self-insurance liabilities	49.8	49.0
Deferred compensation plan liabilities	47.9	50.8
Other non-current liabilities	28.2	45.8
Total other non-current liabilities	$162.0	$192.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

8.	Supplemental Cash Flow Information

	Years ended December 31
In millions	2016	2015	2014
Cash paid for interest, net	$143.4	$76.9	$67.5
Cash paid for income taxes, net	145.1	182.8	134.2

9.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2016	2015
Cumulative translation adjustments	$(718.9)	$(635.9)
Change in market value of derivative financial instruments, net of tax	(17.4)	(9.1)
Accumulated other comprehensive loss	$(736.3)	$(645.0)

10.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2016		2016	2015
Commercial paper	1.754%	2019	$398.7	$179.5
Revolving credit facilities	2.192%	2019	576.8	1,181.4
Senior notes - fixed rate	1.875%	2017	350.0	350.0
Senior notes - fixed rate	2.900%	2018	500.0	500.0
Senior notes - fixed rate	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro	2.450%	2019	520.7	548.4
Senior notes - fixed rate	3.625%	2020	400.0	400.0
Senior notes - fixed rate	5.000%	2021	500.0	500.0
Senior notes - fixed rate	3.150%	2022	550.0	550.0
Senior notes - fixed rate	4.650%	2025	250.0	250.0
Other	N/A	N/A	0.8	—
Unamortized debt issuance costs and discounts	N/A	N/A	(17.8)	(23.5)
Total debt			4,279.2	4,685.8
Less: Current maturities and short-term borrowings			(0.8)	—
Long-term debt			$4,278.4	$4,685.8
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
The Senior Notes issued in the September 2015 Offerings, 1.875% Senior Notes due 2017, 2.65% Senior Notes due 2019, $373.0 million of the 5.00% Senior Notes due 2021 and 3.15% Senior Notes due 2022 issued by PFSA and $127.0 million of the 5.00% Senior Notes due 2021 issued by Pentair, Inc. (collectively, the "Notes"), are guaranteed as to payment by Pentair plc and PISG.
In October 2014, Pentair plc, PISG, PFSA and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a

Pentair plc and Subsidiaries
Notes to consolidated financial statements

maximum aggregate availability to $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and Second Amendment, the "Amendments"), which, among other things, increased the maximum Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2016 and 2015, we had $398.7 million and $179.5 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on September 30, 2016; (b) 4.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on December 31, 2016; (c) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (d) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on June 30, 2017; and (e) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2016, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,524.5 million as of December 31, 2016, which was limited to $803.5 million by the Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $49.4 million, of which there were no outstanding borrowings at December 31, 2016. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in September 2017. We classified this debt as long-term as of December 31, 2016 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2016 matures on a calendar year basis as follows:

In millions	2017	2018	2019	2020	2021	Thereafter	Total
Contractual debt obligation maturities	$0.8	$500.0	$2,096.2	$400.0	$500.0	$800.0	$4,297.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

11.	Derivatives and Financial Instruments
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

At December 31, 2016 and 2015, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $475.6 million and $331.5 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during 2016, 2015 and 2014 were not material.

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of December 31, 2016 and 2015, we had deferred foreign currency gains of $44.2 million and $16.4 million, respectively, in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2016		2015
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$976.3	$976.3	$1,360.9	$1,360.9
Fixed rate debt	3,320.7	3,427.1	3,348.4	3,395.4
Total debt	$4,297.0	$4,403.4	$4,709.3	$4,756.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$5.5	$—	$5.5
Foreign currency contract liabilities	—	(5.4)	—	(5.4)
Deferred compensation plans assets (2)	41.6	6.3	—	47.9
Total recurring fair value measurements	$41.6	$6.4	$—	$48.0
Nonrecurring fair value measurements (1)

Recurring fair value measurements	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.1	$—	$0.1
Foreign currency contract liabilities	—	(7.6)	—	(7.6)
Deferred compensation plan assets (2)	43.8	7.0	—	50.8
Total recurring fair value measurements	$43.8	$(0.5)	$—	$43.3
Nonrecurring fair value measurements (3) (4)

(1)
During the fourth quarter of 2016, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $13.3 million for a trade name intangible in 2016. The impairment charge reduced the carrying value of the impacted trade name intangible to $0. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

(2)
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

(3)
During the fourth quarter of 2015, we performed a goodwill impairment test for the Valves & Controls reporting unit using the required two-step process as of December 31, 2015. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million. The first step of this process includes comparing the fair value to the carrying value of the reporting unit to which the goodwill is allocated to identify potential impairment. If the fair value of the reporting unit exceeds its carrying value, goodwill allocated to that reporting unit is not considered impaired. If the inverse result is observed, the reporting unit is considered to be impaired and step two of the test to measure the amount of impairment must be completed.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

(4)
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

The Valves & Controls business referred to above has met the criteria to be classified as held for sale and is presented as discontinued operations for all periods presented. See Note 3 of the Notes to the Consolidated Financial Statements for additional information.

12.	Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2016	2015	2014
Federal (1)	$(25.6)	$(21.8)	$(15.8)
International (2)	586.6	534.3	486.7
Income from continuing operations before income taxes	$561.0	$512.5	$470.9

(1)	"Federal" reflects U.K. income from continuing operations before income taxes.

(2)	"International" reflects non-U.K. income from continuing operations before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2016	2015	2014
Currently payable
Federal (1)	$(0.1)	$—	$0.5
International (2)	125.6	117.7	136.8
Total current taxes	125.5	117.7	137.3
Deferred
Federal (1)	(0.4)	1.2	(0.7)
International (2)	(15.7)	(3.5)	(22.3)
Total deferred taxes	(16.1)	(2.3)	(23.0)
Total provision for income taxes	$109.4	$115.4	$114.3

(1)	"Federal" represents U.K. taxes.

(2)	"International" represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2016	2015	2014
Federal statutory income tax rate (1)	20.0	20.3	21.0
Tax effect of international operations (2)	(11.8)	(6.5)	(4.9)
Change in valuation allowances	9.7	6.9	4.4
Withholding taxes	0.9	0.6	2.8
Interest limitations	0.6	0.7	1.0
Non-deductible transaction costs	0.1	0.5	—
Effective tax rate	19.5	22.5	24.3

(1)	The statutory rate for 2016, 2015 and 2014 reflects the U.K. statutory rate of 20.0 percent, 20.3 percent and 21.0 percent, respectively.

(2)	The tax effect of international operations consists of non-U.K. jurisdictions.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2016	2015	2014
Beginning balance	$45.6	$40.3	$39.5
Gross increases for tax positions in prior periods	27.4	4.7	0.8
Gross decreases for tax positions in prior periods	(4.8)	(1.5)	(0.2)
Gross increases based on tax positions related to the current year	2.0	1.3	1.1
Gross decreases related to settlements with taxing authorities	(3.4)	(1.9)	(0.1)
Reductions due to statute expiration	(0.8)	(1.4)	(1.1)
Gross (decreases) increases due to currency fluctuations	(0.2)	(2.5)	0.3
Gross increases due to acquisitions	5.3	6.6	—
Ending balance	$71.1	$45.6	$40.3
Included in the $71.1 million of total gross unrecognized tax benefits as of December 31, 2016 was $68.3 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2016 may decrease by a range of zero to $42.2 million during 2017, primarily as a result of the resolution of non-U.K. examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations. The $27.4 million gross increase for tax positions in prior periods consists primarily of a tentative settlement with the Internal Revenue Service ("IRS") related to the value of certain intellectual property sold from the U.S. to a non-U.S. affiliate. The increase for tax positions in prior periods had no impact on our effective tax rate.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. The IRS is currently examining the Panthro Acquisition Co. U.S. federal income tax returns for tax years ending December 31, 2012 and December 31, 2013. A number of tax periods from 2002 to present are under audit by tax authorities in various jurisdictions, including Canada, France, Germany, India, Italy, New Zealand and Singapore. We anticipate that several of these audits may be concluded in the foreseeable future. We are also subject to the 2012 Tax Sharing Agreement, discussed below, which generally applies to pre-Distribution Tyco tax periods which remain subject to audit by the IRS.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2016 and 2015, we have liabilities of $2.4 million and $2.3 million, respectively, for the possible payment of penalties and $11.0 million and $7.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2016	2015
Other current assets	$—	$34.4
Other non-current assets	39.0	2.2
Deferred tax liabilities	609.5	670.2
Net deferred tax liabilities	$570.5	$633.6

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2016	2015
Deferred tax assets
Accrued liabilities and reserves	$83.2	$70.2
Pension and other post-retirement benefits	48.9	44.5
Employee compensation and benefits	76.6	78.3
Tax loss and credit carryforwards	391.0	293.8
Total deferred tax assets	599.7	486.8
Valuation allowance	380.8	286.5
Deferred tax assets, net of valuation allowance	218.9	200.3
Deferred tax liabilities
Property, plant and equipment	23.6	23.9
Goodwill and other intangibles	733.7	774.2
Other liabilities	32.1	35.8
Total deferred tax liabilities	789.4	833.9
Net deferred tax liabilities	$570.5	$633.6
As of December 31, 2016, tax loss carryforwards of $1,462.4 million were available to offset future income. A valuation allowance of $378.9 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. The increase in tax loss carryforwards and valuation allowance from 2015 to 2016 were primarily related to restructuring and interest expense. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to Non-U.S. carryforwards of $1,388.0 million which are subject to varying expiration periods. Non-U.S. carryforwards of $1,130.6 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2017. In addition, there were no U.S. federal tax loss carryforwards and $74.4 million of state tax loss carryforwards as of December 31, 2016, which will expire in future years through 2036.
Tax sharing agreement
In connection with the Distribution, we entered into a tax sharing agreement (the "2012 Tax Sharing Agreement") with Tyco (now known as Johnson Controls International plc, "Johnson Controls") and The ADT Corporation ("ADT"), which governs the rights and obligations of ADT, Johnson Controls and us for certain pre-Distribution tax liabilities, including Johnson Controls' obligations under a separate tax sharing agreement (the "2007 Tax Sharing Agreement") entered into by Johnson Controls, Covidien Ltd. (now known as Medtronic plc, "Medtronic") and TE Connectivity Ltd. ("TE Connectivity") in connection with the 2007 distributions of Medtronic and TE Connectivity by Johnson Controls.
The 2012 Tax Sharing Agreement provides that we, Johnson Controls and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Johnson Controls' and ADT's U.S. income tax returns, including withholding tax, income tax or other tax liabilities that could arise if the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal or Swiss tax purposes, and (ii) payments required to be made by Johnson Controls with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Johnson Controls is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2016, Johnson Controls has paid $210.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Johnson Controls will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Johnson Controls. As of December 31, 2016, we have a liability of $13.3 million recorded for this matter in Other non-current liabilities in the Consolidated Balance Sheets.

In addition, under the terms of the 2012 Tax Sharing Agreement, in the event the Distribution, the ADT distribution, the internal transactions or the Merger were determined to be taxable as a result of actions taken after the Distribution by us, ADT or Johnson Controls, the party responsible for such failure would be responsible for all taxes imposed as a result thereof. If such failure is not the result of actions taken after the Distribution by us, ADT or Johnson Controls, then we, ADT and Johnson Controls would be responsible for any taxes imposed as a result of such determination in the same manner and in the same proportions as we, ADT and Johnson Controls are responsible for Shared Tax Liabilities.

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

The information herein relates to defined-benefit pension and other post-retirement plans of our continuing operations only.

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2016 and 2015:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2016	2015	2016	2015	2016	2015
Change in benefit obligations
Benefit obligation beginning of year	$396.9	$416.2	$173.4	$189.6	$38.8	$41.5
Service cost	11.2	14.0	6.6	7.8	0.2	0.2
Interest cost	16.4	14.9	4.1	3.9	1.5	1.5
Actuarial loss (gain)	0.9	(39.1)	16.8	(6.5)	(0.5)	(0.9)
Foreign currency translation	—	—	(9.2)	(17.0)	—	—
Benefits paid	(12.1)	(9.1)	(4.9)	(4.4)	(3.1)	(3.5)
Benefit obligation end of year	$413.3	$396.9	$186.8	$173.4	$36.9	$38.8
Change in plan assets
Fair value of plan assets beginning of year	$327.7	$343.9	$46.6	$49.9	$—	$—
Actual return on plan assets	24.6	(11.1)	3.0	1.3	—	—
Company contributions	4.2	4.0	5.8	5.2	3.1	3.5
Foreign currency translation	—	—	(4.8)	(5.4)	—	—
Benefits paid	(12.1)	(9.1)	(4.9)	(4.4)	(3.1)	(3.5)
Fair value of plan assets end of year	$344.4	$327.7	$45.7	$46.6	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(68.9)	$(69.2)	$(141.1)	$(126.8)	$(36.9)	$(38.8)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2016	2015	2016	2015	2016	2015
Other non-current assets	$0.8	$0.5	$3.2	$4.5	$—	$—
Current liabilities	(4.4)	(4.1)	(2.9)	(3.0)	(3.2)	(3.3)
Non-current liabilities	(65.3)	(65.6)	(141.4)	(128.3)	(33.7)	(35.5)
Benefit obligations in excess of the fair value of plan assets	$(68.9)	$(69.2)	$(141.1)	$(126.8)	$(36.9)	$(38.8)
The accumulated benefit obligation for all defined benefit plans was $585.9 million and $547.9 million at December 31, 2016 and 2015, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2016	2015	2016	2015
U.S. pension plans
Projected benefit obligation	$87.2	$86.4	$87.2	$86.4
Fair value of plan assets	17.5	16.6	17.5	16.6
Accumulated benefit obligation	N/A	N/A	86.3	82.4
Non-U.S. pension plans
Projected benefit obligation	$165.2	$152.7	$165.2	$145.0
Fair value of plan assets	20.9	21.4	20.9	14.2
Accumulated benefit obligation	NA	NA	155.7	136.8
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

	U. S. pension plans			Non-U.S. pension plans
In millions	2016	2015	2014	2016	2015	2014
Service cost	$11.2	$14.0	$13.1	$6.6	$7.8	$5.3
Interest cost	16.4	14.9	15.4	4.1	3.9	5.3
Expected return on plan assets	(11.4)	(10.0)	(10.5)	(1.5)	(1.6)	(1.7)
Net actuarial (gain) loss	(12.4)	(18.0)	(3.1)	17.2	(2.4)	31.5
Net periodic benefit expense	$3.8	$0.9	$14.9	$26.4	$7.7	$40.4
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31 2016, 2015 and 2014, were not material.

Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.02%	4.21%	3.63%	2.00%	2.52%	2.30%	3.80%	3.95%	3.60%
Rate of compensation increase	4.00%	4.00%	4.00%	2.91%	2.90%	2.89%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount rate	4.21%	3.63%	4.51%	2.52%	2.30%	3.73%	3.95%	3.60%	4.35%
Expected long-term return on plan assets	4.28%	3.65%	4.56%	3.29%	3.57%	4.19%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	2.90%	2.89%	2.94%	—	—	—
Uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed. Should the securities markets decline or medical and prescription drug costs increase at a rate greater than assumed, we would expect increasing annual combined net pension and other post-retirement costs for the next several years. Should actual experience

Pentair plc and Subsidiaries
Notes to consolidated financial statements

differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated other post-retirement benefit obligation and other post-retirement benefit cost would be affected in future years.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. pension plans of 4.02%, 4.21% and 3.63% in 2016, 2015 and 2014, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50% to 4.00%, 0.50% to 4.25% and 0.50% to 4.25% in 2016, 2015 and 2014, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2017.
Expected rates of return
Our expected rates of return on U.S. pension plan assets were 4.28%, 3.65% and 4.56% for 2016, 2015 and 2014, respectively. The expected rates of return on non-U.S. pension plan assets ranged from 1.00% to 5.50%, 1.00% to 6.00% and 1.00% to 6.00% in 2016, 2015 and 2014, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of 7.50%, (3.20)% and 22.30% in 2016, 2015 and 2014, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2016	2015
Healthcare cost trend rate assumed for following year	7.0%	7.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2038	2038
The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2016:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$0.1	$(0.1)
Increase (decrease) in other post-retirement benefit obligations	0.8	(0.7)
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
During 2012, we adopted an investment strategy for our U.S. pension plans with a primary objective of preserving the funded status of the U.S. plans. This was achieved through investments in fixed interest instruments with interest rate sensitivity characteristics closely reflecting the interest rate sensitivity of our benefit obligations. Shifting of allocations away from equities to liability hedging fixed income investments, by reinvesting in fixed income instruments as equity investments were redeemed, was completed during 2013. As of December 31, 2016, the U.S. pension plans have an approximately 99 percent allocation to fixed income investments.
Asset allocation
Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

Pentair plc and Subsidiaries
Notes to consolidated financial statements

	U.S. pension plans
	Actual		Target
Percentages	2016	2015	2016	2015
Fixed income	99%	98%	100%	100%
Alternative	1%	2%	—%	—%

	Non-U.S. pension plans
	Actual		Target
Percentages	2016	2015	2016	2015
Equity securities	23%	23%	23%	22%
Fixed income	46%	46%	48%	48%
Alternative	26%	27%	27%	28%
Cash	5%	4%	2%	2%
Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$3.4	$—	$3.4
Fixed income:
Corporate and non U.S. government	—	290.5	—	290.5
U.S. treasuries	—	30.5	—	30.5
Mortgage-backed securities	—	4.5	—	4.5
Other	—	37.0	—	37.0
Global equity securities:
Large cap equity	—	2.2	—	2.2
International equity	—	8.3	—	8.3
Other investments	—	11.7	2.0	13.7
Total fair value of plan assets	$—	$388.1	$2.0	$390.1

	December 31, 2015
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$3.1	$—	$3.1
Fixed income:
Corporate and non U.S. government	—	248.6	—	248.6
U.S. treasuries	—	52.0	—	52.0
Mortgage-backed securities	—	5.8	—	5.8
Other	—	37.2	—	37.2
Global equity securities:
Large cap equity	—	2.4	—	2.4
International equity	—	7.8	—	7.8
Other investments	—	13.3	4.1	17.4
Total fair value of plan assets	$—	$370.2	$4.1	$374.3

 Valuation methodologies used for investments measured at fair value were as follows:

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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

Activity for our Level 3 pension plan assets held during the years ended December 31, 2016 and 2015 was not material.
Cash flows
Contributions
Pension contributions totaled $10.0 million and $9.2 million in 2016 and 2015, respectively. Our 2017 pension contributions are expected to be approximately $22.0 million to $27.0 million. The 2017 expected contributions will equal or exceed our minimum funding requirements.

Estimated future benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2017	$13.9	$4.3	$3.1
2018	16.2	4.6	3.1
2019	18.5	5.5	3.1
2020	19.3	7.3	3.0
2021	19.3	5.2	2.9
Thereafter	113.4	33.1	12.5
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
Our combined expense for the 401(k) plan and the ESOP was $27.1 million, $26.5 million and $21.5 million in 2016, 2015 and 2014, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $61.0 million and $65.8 million as of December 31, 2016 and 2015, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

14.	Shareholders' Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held 19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
Prior to the closing of the Merger, our Board of Directors, and Tyco as our sole shareholder, authorized the repurchase of our ordinary shares with a maximum aggregate value of $400.0 million following the closing of the Merger. This authorization does not have an expiration date. In October 2012, the Board of Directors authorized the repurchase of our ordinary shares with a maximum dollar limit of $800.0 million. The authorization expired on December 31, 2015 and was in addition to the $400.0 million share repurchase authorization . There is no remaining availability under the 2012 authorizations.

In December 2013, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expired on December 31, 2016. There is no remaining availability under the 2013 authorization.

In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019.
During the year ended December 31, 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million under the 2014 authorization. We have $800.0 million remaining availability for repurchases under the 2014 authorization.
Dividends payable
On December 6, 2016, the Board of Directors declared a quarterly cash dividend of $0.345 that was paid on February 10, 2017 to shareholders of record at the close of business on January 27, 2017. Additionally, the Board of Directors approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four quarterly installments. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $61.8 million at December 31, 2016. Dividends paid per ordinary share were $1.34, $1.28 and $1.10 for the years ended December 31, 2016, 2015 and 2014, respectively.

15.	Share Plans
Share-based compensation expense
Total share-based compensation expense for 2016, 2015 and 2014 was as follows:

	December 31
In millions	2016	2015	2014
Restricted stock units	$17.3	$21.6	$22.6
Stock options	10.4	11.4	11.0
Performance share units	6.5	—	—
Total share-based compensation expense	$34.2	$33.0	$33.6
Share incentive plans
Prior to the Merger, our Board of Directors, and Tyco as our sole shareholder, approved the Pentair plc 2012 Stock and Incentive Plan (the "2012 Plan"). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our ordinary shares. The shares may be issued as new shares or from shares held in treasury. Prior to the cancellation of our shares held in treasury in August 2015, our practice was to settle equity-based awards from shares held in treasury. Subsequent to the cancellation, our practice is to settle equity-based awards by issuing new shares. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Restricted shares and restricted stock units
Under the 2012 Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest one-third each year over a three-year period after issuance, subject to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period.
Stock appreciation rights, performance shares and performance units
Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and tied to specific financial metrics. In December 2015, the Committee approved the grant of performance share units ("PSUs") to certain employees that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance metrics during the three year vesting period.
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2016:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2016	5.6	$42.55
Granted	1.3	47.99
Exercised	(1.0)	32.38
Forfeited	(0.1)	59.24
Expired	(0.1)	30.18
Outstanding as of December 31, 2016	5.7	$45.72	5.3	$74.9
Options exercisable as of December 31, 2016	3.9	$41.05	3.9	$67.3
Options expected to vest as of December 31, 2016	1.8	$56.04	8.6	$7.6
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2016, 2015 and 2014 was estimated to be $9.74, $16.40 and $23.23 per share, respectively. The total intrinsic value of options that were exercised during 2016, 2015 and 2014 was $27.1 million, $20.8 million and $34.8 million, respectively. At December 31, 2016, the total unrecognized compensation cost related to stock options was $11.6 million. This cost is expected to be recognized over a weighted average period of 2.1 years.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2016	2015	2014
Risk-free interest rate	1.56%	1.60%	1.44%
Expected dividend yield	2.49%	1.97%	1.46%
Expected share price volatility	27.3%	30.4%	35.3%
Expected term (years)	5.9	6.0	5.6

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
Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $31.6 million, $28.7 million and $46.6 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $5.5 million, $4.8 million and $8.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2016:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2016	0.8	$55.64
Granted	0.4	50.72
Vested	(0.5)	52.37
Forfeited	—	—
Outstanding as of December 31, 2016	0.7	$55.31
As of December 31, 2016, there was $29.1 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the years ended December 31, 2016, 2015 and 2014, was $27.2 million, $26.0 million and $26.3 million, respectively. For the year ended December 31, 2016 there was no actual tax benefit realized. The actual tax benefit realized for the years ended December 31, 2015, and 2014 was $2.4 million and $3.1 million, respectively.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2016:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2016	—	$—
Granted	0.3	49.53
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2016	0.3	$49.54
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2016, there was $7.9 million of unrecognized compensation cost related to performance share compensation

Pentair plc and Subsidiaries
Notes to consolidated financial statements

arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.0 years. There were no actual tax benefits realized related to performance share compensation arrangements for the year ended December 31, 2016.

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

•
Technical Solutions — The Technical Solutions segment designs, manufactures, markets and services products that guard and protect some of the world's most sensitive electrical and electronic equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.

•	Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
During the first quarter of 2017, we reorganized our business segments to reflect a new operating structure, resulting in a change to our reporting segments in 2017. All segment information presented in this note and throughout this Annual Report on Form 10-K was prepared based on the reporting segments in place during 2016, unless otherwise noted.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Financial information by reportable segment is included in the following summary:

	2016	2015	2014	2016	2015	2014
In millions	Net sales			Segment income (loss)
Water Quality Systems	$1,428.2	$1,381.5	$1,356.4	$313.3	$281.8	$253.3
Flow & Filtration Solutions	1,363.1	1,441.6	1,603.1	180.7	187.2	201.3
Technical Solutions	2,116.0	1,809.3	1,728.1	447.2	395.0	378.1
Other	(17.3)	(16.0)	(20.8)	(101.7)	(108.8)	(127.5)
Consolidated	$4,890.0	$4,616.4	$4,666.8	$839.5	$755.2	$705.2

	2016	2015	2014	2016	2015	2014
In millions	Identifiable assets (1)			Depreciation
Water Quality Systems	$1,741.1	$1,801.7	$1,828.3	$22.8	$21.7	$21.9
Flow & Filtration Solutions	1,724.4	1,822.8	2,040.0	24.0	23.6	23.7
Technical Solutions	4,419.3	4,488.4	2,117.3	31.6	27.6	24.2
Other	3,650.0	3,720.6	4,658.2	6.2	8.3	9.9
Consolidated	$11,534.8	$11,833.5	$10,643.8	$84.6	$81.2	$79.7

	2016	2015	2014
In millions	Capital expenditures
Water Quality Systems	$24.1	$21.1	$20.6
Flow & Filtration Solutions	16.7	20.4	24.9
Technical Solutions	74.5	47.4	24.0
Other	2.5	2.4	14.2
Consolidated	$117.8	$91.3	$83.7

(1)	All cash and cash equivalents and assets held for sale are included in "Other."
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2016	2015	2014
Segment income	$839.5	$755.2	$705.2
Deal related costs and expenses	—	(14.3)	—
Inventory step-up	—	(35.7)	—
Restructuring and other	(20.6)	(42.5)	(63.1)
Intangible amortization	(96.4)	(68.1)	(60.6)
Pension and other post-retirement mark-to-market (loss) gain	(4.2)	23.0	(31.5)
Trade name impairment	(13.3)	—	—
Redomicile related expenses	—	—	(10.3)
Loss on sale of businesses, net	(3.9)	(3.2)	(0.2)
Interest expense, net	(140.1)	(101.9)	(68.6)
Income from continuing operations before income taxes	$561.0	$512.5	$470.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following tables present certain geographic information by region:

	2016	2015	2014	2016	2015	2014
In millions	Net sales			Long-lived assets
U.S.	$2,897.1	$2,634.0	$2,575.9	$309.5	$285.9	$248.9
Western Europe	796.0	727.6	793.7	138.6	150.7	137.6
Developing (1)	704.0	731.6	796.0	65.2	60.3	76.0
Other Developed (2)	492.9	523.2	501.2	25.3	42.9	47.2
Consolidated	$4,890.0	$4,616.4	$4,666.8	$538.6	$539.8	$509.7
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
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2016, 2015, or 2014.

17.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2016	2015	2014
Gross rental expense	$37.5	$26.4	$38.2
Sublease rental income	(0.7)	(0.4)	(1.0)
Net rental expense	$36.8	$26.0	$37.2
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2016 were as follows:

In millions	2017	2018	2019	2020	2021	Thereafter	Total
Minimum lease payments	$31.0	$24.7	$20.1	$14.8	$11.1	$12.5	$114.2
Minimum sublease rentals	(1.2)	(0.8)	(0.8)	(0.4)	(0.4)	(0.3)	(3.9)
Net future minimum lease commitments	$29.8	$23.9	$19.3	$14.4	$10.7	$12.2	$110.3

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
As of December 31, 2016, there were approximately 3,800 claims outstanding against our subsidiaries, of which approximately 3,300 relate to the Valves & Controls business classified as held for sale. This amount includes adjustments for claims that are not actively being prosecuted. This amount is not adjusted for claims that identify incorrect defendants, or duplicate other

Pentair plc and Subsidiaries
Notes to consolidated financial statements

actions. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our estimated liability for asbestos-related claims was $228.3 million and $237.9 million as of December 31, 2016 and 2015, respectively, and was recorded in Non-current liabilities held for sale in the Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $108.5 million and $111.0 million, respectively, at December 31, 2016 and 2015 and was recorded in Non-current assets held for sale in the Consolidated Balance Sheets.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $18.3 million and $22.8 million as of December 31, 2016 and 2015, respectively, which relate primarily to the Valves & Controls business classified as held for sale and were recorded in Other current liabilities held for sale and Other non-current liabilities held for sale in the Consolidated Balance Sheets.
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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2016 and 2015 were as follows:

	Years ended December 31
In millions	2016	2015
Beginning balance	$47.0	$51.8
Service and product warranty provision	59.7	56.6
Payments	(67.3)	(60.4)
Foreign currency translation	(0.5)	(1.0)
Ending balance	$38.9	$47.0
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco guaranteed Flow Control's performance to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of December 31, 2016 and 2015, the outstanding value of bonds, letters of credit and bank guarantees totaled $331.0 million and $402.2 million, respectively, of which $156.6 million and $202.3 million, respectively, relate to the Valves & Controls business classified as held for sale.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

18.	Selected Quarterly Data (Unaudited)
The following tables present 2016 and 2015 quarterly financial information:

	2016
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,190.0	$1,301.2	$1,210.7	$1,188.1	$4,890.0
Gross profit	431.3	481.8	440.9	440.1	1,794.1
Operating income	152.7	203.4	182.8	161.8	700.7
Net income from continuing operations	91.8	132.7	117.5	109.6	451.6
Income from discontinued operations, net of tax	15.6	10.1	22.9	21.4	70.0
Gain from sale of discontinued operations, net of tax	—	—	0.6	—	0.6
Net income	107.4	142.8	141.0	131.0	522.2
Earnings per ordinary share (1)
Basic
Continuing operations	$0.50	$0.73	$0.65	$0.60	$2.49
Discontinued operations	0.09	0.06	0.13	0.12	0.39
Basic earnings per ordinary share	$0.59	$0.79	$0.78	$0.72	$2.88
Diluted
Continuing operations	$0.50	$0.73	$0.64	$0.60	$2.47
Discontinued operations	0.09	0.05	0.13	0.11	0.38
Diluted earnings per ordinary share	$0.59	$0.78	$0.77	$0.71	$2.85

	2015
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,047.5	$1,167.1	$1,112.8	$1,289.0	$4,616.4
Gross profit	356.3	415.3	394.7	432.5	1,598.8
Operating income	120.7	170.8	152.9	171.7	616.1
Net income from continuing operations	80.0	118.4	94.7	104.0	397.1
Income (loss) from discontinued operations, net of tax	33.9	34.2	20.5	(555.4)	(466.8)
Loss from sale of discontinued operations, net of tax	—	(4.8)	—	(1.9)	(6.7)
Net income (loss)	113.9	147.8	115.2	(453.3)	(76.4)
Earnings (loss) per ordinary share (1)
Basic
Continuing operations	$0.44	$0.66	$0.53	$0.58	$2.20
Discontinued operations	0.19	0.16	0.11	(3.10)	(2.62)
Basic earnings (loss) per ordinary share	$0.63	$0.82	$0.64	$(2.52)	$(0.42)
Diluted
Continuing operations	$0.44	$0.65	$0.52	$0.58	$2.17
Discontinued operations	0.18	0.16	0.11	(3.10)	(2.59)
Diluted earnings (loss) per ordinary share	$0.62	$0.81	$0.63	$(2.52)	$(0.42)

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.
Fourth quarter 2016 includes decreases in operating income due to trade name impairment charges of $13.3 million in Technical Solutions and "mark-to-market" actuarial losses on pension and other post-retirement benefit plans of $4.2 million.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fourth quarter 2015 includes decreases in operating income due to restructuring and other costs of $22.4 million and an inventory fair value step-up related to the ERICO Acquisition of $32.8 million. Fourth quarter 2015 also includes an increase in operating income of $23.0 million related to "mark-to-market" actuarial gains on pension and other post-retirement benefit plans for 2015.

Fourth quarter 2015 also includes loss from discontinued operations due to goodwill and trade name impairment charges in Valves & Controls of $554.7 million.

19.	Supplemental Guarantor Information
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
The following supplemental financial information sets forth the Company's Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and Condensed Consolidating Balance Sheet as of December 31, 2016 and 2015. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.A. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,890.0	$—	$4,890.0
Cost of goods sold	—	—	—	3,095.9	—	3,095.9
Gross profit	—	—	—	1,794.1	—	1,794.1
Selling, general and administrative	15.8	—	1.2	962.3	—	979.3
Research and development	—	—	—	114.1	—	114.1
Operating (loss) income	(15.8)	—	(1.2)	717.7	—	700.7
Loss (earnings) from continuing operations of investment in subsidiaries	(466.0)	(466.0)	(578.1)	—	1,510.1	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	3.9	—	3.9
Equity income of unconsolidated subsidiaries	—	—	—	(4.3)	—	(4.3)
Interest income	—	—	(70.3)	(54.5)	116.5	(8.3)
Interest expense	—	—	181.2	83.7	(116.5)	148.4
Income (loss) from continuing operations before income taxes	450.2	466.0	466.0	688.9	(1,510.1)	561.0
Provision (benefit) for income taxes	(1.4)	—	—	110.8	—	109.4
Net income (loss) from continuing operations	451.6	466.0	466.0	578.1	(1,510.1)	451.6
Income from discontinued operations, net of tax	—	—	—	70.0	—	70.0
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	70.6	70.6	70.6	—	(211.8)	—
Net income (loss)	$522.2	$536.6	$536.6	$648.7	$(1,721.9)	$522.2
Comprehensive income (loss), net of tax
Net income (loss)	$522.2	$536.6	$536.6	$648.7	$(1,721.9)	$522.2
Changes in cumulative translation adjustment	(83.0)	(83.0)	(83.0)	(83.0)	249.0	(83.0)
Changes in market value of derivative financial instruments, net of tax	(8.3)	(8.3)	(8.3)	(8.3)	24.9	(8.3)
Comprehensive income (loss)	$430.9	$445.3	$445.3	$557.4	$(1,448.0)	$430.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$238.5	$—	$238.5
Accounts and notes receivable, net	0.1	—	—	763.9	—	764.0
Inventories	—	—	—	524.2	—	524.2
Other current assets	1.2	4.1	1.1	237.8	9.2	253.4
Current assets held for sale	—	—	—	891.9	—	891.9
Total current assets	1.3	4.1	1.1	2,656.3	9.2	2,672.0
Property, plant and equipment, net	—	—	—	538.6	—	538.6
Other assets
Investments in subsidiaries	4,509.5	4,471.4	9,295.5	—	(18,276.4)	—
Goodwill	—	—	—	4,217.4	—	4,217.4
Intangibles, net	—	—	—	1,631.8	—	1,631.8
Other non-current assets	2.2	35.2	717.8	1,568.9	(2,142.0)	182.1
Non-current assets held for sale	—	—	—	2,292.9	—	2,292.9
Total other assets	4,511.7	4,506.6	10,013.3	9,711.0	(20,418.4)	8,324.2
Total assets	$4,513.0	$4,510.7	$10,014.4	$12,905.9	$(20,409.2)	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.8	$—	$0.8
Accounts payable	0.7	—	0.1	435.8	—	436.6
Employee compensation and benefits	0.8	—	—	165.3	—	166.1
Other current liabilities	95.2	1.2	26.7	379.2	9.2	511.5
Current liabilities held for sale	—	—	—	356.2	—	356.2
Total current liabilities	96.7	1.2	26.8	1,337.3	9.2	1,471.2
Other liabilities
Long-term debt	148.1	—	5,515.9	756.4	(2,142.0)	4,278.4
Pension and other post-retirement compensation and benefits	—	—	—	253.4	—	253.4
Deferred tax liabilities	—	—	—	609.5	—	609.5
Other non-current liabilities	13.8	—	—	148.2	—	162.0
Non-current liabilities held for sale	—	—	—	505.9	—	505.9
Total liabilities	258.6	1.2	5,542.7	3,610.7	(2,132.8)	7,280.4
Equity	4,254.4	4,509.5	4,471.7	9,295.2	(18,276.4)	4,254.4
Total liabilities and equity	$4,513.0	$4,510.7	$10,014.4	$12,905.9	$(20,409.2)	$11,534.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$522.7	$463.1	$469.5	$916.2	$(1,510.1)	$861.4
Investing activities
Capital expenditures	—	—	—	(117.8)	—	(117.8)
Proceeds from sale of property and equipment	—	—	—	24.7	—	24.7
Acquisitions, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Net intercompany loan activity	—	—	667.3	(191.0)	(476.3)	—
Other	—	—	—	(5.2)	—	(5.2)
Net cash provided by (used for) investing activities of continuing operations	—	—	667.3	(314.3)	(476.3)	(123.3)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	1.5	—	1.5
Net cash provided by (used for) investing activities	—	—	667.3	(312.8)	(476.3)	(121.8)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.8	—	0.8
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(385.8)	0.5	—	(385.3)
Repayment of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(299.8)	(463.1)	(778.9)	(444.6)	1,986.4	—
Excess tax benefits from share-based compensation	—	—	—	8.0	—	8.0
Shares issued to employees, net of shares withheld	20.7	—	—	—	—	20.7
Dividends paid	(243.6)	—	—	—	—	(243.6)
Net cash provided by (used for) financing activities	(522.7)	(463.1)	(1,164.7)	(436.0)	1,986.4	(600.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	27.8	(55.1)	—	(27.3)
Change in cash and cash equivalents	—	—	(0.1)	112.3	—	112.2
Cash and cash equivalents, beginning of year	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of year	$—	$—	$—	$238.5	$—	$238.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,616.4	$—	$4,616.4
Cost of goods sold	—	—	—	3,017.6	—	3,017.6
Gross profit	—	—	—	1,598.8	—	1,598.8
Selling, general and administrative	33.7	2.2	5.3	842.8	—	884.0
Research and development	—	—	—	98.7	—	98.7
Operating (loss) income	(33.7)	(2.2)	(5.3)	657.3	—	616.1
Loss (earnings) from continuing operations of investment in subsidiaries	(436.1)	(439.7)	(475.1)	—	1,350.9	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	3.2	—	3.2
Equity income of unconsolidated subsidiaries	—	—	—	(1.5)	—	(1.5)
Interest income	—	—	(80.6)	(33.8)	109.7	(4.7)
Interest expense	—	1.4	126.3	88.6	(109.7)	106.6
Income (loss) from continuing operations before income taxes	402.4	436.1	424.1	600.8	(1,350.9)	512.5
Provision for income taxes	5.3	—	—	110.1	—	115.4
Net income (loss) from continuing operations	397.1	436.1	424.1	490.7	(1,350.9)	397.1
Loss from discontinued operations, net of tax	—	—	—	(466.8)	—	(466.8)
Loss from sale of discontinued operations, net of tax	—	—	—	(6.7)	—	(6.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(473.5)	(473.5)	(473.5)	—	1,420.5	—
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Comprehensive income (loss), net of tax
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Changes in cumulative translation adjustment	(264.9)	(264.9)	(264.9)	(264.9)	794.7	(264.9)
Changes in market value of derivative financial instruments, net of tax	0.2	0.2	0.2	0.2	(0.6)	0.2
Comprehensive income (loss)	$(341.1)	$(302.1)	$(314.1)	$(247.5)	$863.7	$(341.1)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$126.2	$—	$126.3
Accounts and notes receivable, net	0.1	—	—	773.1	—	773.2
Inventories	—	—	—	564.7	—	564.7
Other current assets	25.2	12.8	—	219.9	(37.9)	220.0
Current assets held for sale	—	—	—	1,093.4	—	1,093.4
Total current assets	25.3	12.8	0.1	2,777.3	(37.9)	2,777.6
Property, plant and equipment, net	—	—	—	539.8	—	539.8
Other assets
Investments in subsidiaries	4,495.6	4,486.1	10,151.1	—	(19,132.8)	—
Goodwill	—	—	—	4,259.0	—	4,259.0
Intangibles, net	—	—	—	1,747.4	—	1,747.4
Other non-current assets	12.6	—	190.1	145.6	(187.2)	161.1
Non-current assets held for sale	—	—	—	2,348.6	—	2,348.6
Total other assets	4,508.2	4,486.1	10,341.2	8,500.6	(19,320.0)	8,516.1
Total assets	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5
Liabilities and Equity
Current liabilities
Accounts payable	$0.6	$—	$0.3	$402.9	$—	$403.8
Employee compensation and benefits	0.4	0.1	—	162.1	—	162.6
Other current liabilities	61.7	1.5	27.1	434.7	(37.9)	487.1
Current liabilities held for sale	—	—	—	433.0	—	433.0
Total current liabilities	62.7	1.6	27.4	1,432.7	(37.9)	1,486.5
Other liabilities
Long-term debt	453.3	1.7	4,535.5	(117.5)	(187.2)	4,685.8
Pension and other post-retirement compensation and benefits	—	—	—	244.6	—	244.6
Deferred tax liabilities	—	—	3.1	667.1	—	670.2
Other non-current liabilities	8.7	—	—	183.7	—	192.4
Non-current liabilities held for sale	—	—	—	545.2	—	545.2
Total liabilities	524.7	3.3	4,566.0	2,955.8	(225.1)	7,824.7
Equity	4,008.8	4,495.6	5,775.3	8,861.9	(19,132.8)	4,008.8
Total liabilities and equity	$4,533.5	$4,498.9	$10,341.3	$11,817.7	$(19,357.9)	$11,833.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$(43.0)	$(48.7)	$(5.8)	$767.1	$69.7	$739.3
Investing activities
Capital expenditures	—	—	—	(91.3)	—	(91.3)
Proceeds from sale of property and equipment	—	—	—	4.6	—	4.6
Acquisitions, net of cash acquired	—	—	—	(1,913.9)	—	(1,913.9)
Net intercompany loan activity	—	—	891.0	(295.0)	(596.0)	—
Other	—	—	—	(3.0)	—	(3.0)
Net cash provided by (used for) investing activities of continuing operations	—	—	891.0	(2,298.6)	(596.0)	(2,003.6)
Net cash provided by (used for) investing activities from discontinued operations	—	—	—	38.1	—	38.1
Net cash provided by (used for) investing activities	—	—	891.0	(2,260.5)	(596.0)	(1,965.5)
Financing activities
Net repayments on short-term borrowings	—	—	—	(2.3)	—	(2.3)
Net receipts of commercial paper and revolving long-term debt	—	—	346.9	16.6	—	363.5
Proceeds from long-term debt	—	—	1,714.8	—	—	1,714.8
Repayment of long-term debt	—	—	(350.0)	(6.6)	—	(356.6)
Debt issuance costs	—	—	(26.8)	—	—	(26.8)
Net change in advances to subsidiaries	471.7	48.7	(2,553.7)	1,507.0	526.3	—
Excess tax benefits from share-based compensation	—	—	—	6.0	—	6.0
Shares issued to employees, net of shares withheld	3.0	—	—	16.4	—	19.4
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(231.7)	—	—	—	—	(231.7)
Net cash provided by (used for) financing activities	43.0	48.7	(868.8)	1,537.1	526.3	1,286.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(16.4)	(27.8)	—	(44.2)
Change in cash and cash equivalents	—	—	—	15.9	—	15.9
Cash and cash equivalents, beginning of year	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of year	$—	$—	$0.1	$126.2	$—	$126.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,666.8	$—	$4,666.8
Cost of goods sold	—	—	—	3,046.3	—	3,046.3
Gross profit	—	—	—	1,620.5	—	1,620.5
Selling, general and administrative	25.3	2.6	7.7	950.0	—	985.6
Research and development	—	—	—	96.4	—	96.4
Operating (loss) income	(25.3)	(2.6)	(7.7)	574.1	—	538.5
Loss (earnings) from continuing operations of investment in subsidiaries	(365.1)	(369.3)	(360.7)	—	1,095.1	—
Other (income) expense:
Loss on sale of businesses, net	—	—	—	0.2	—	0.2
Equity income of unconsolidated subsidiaries	—	—	—	(1.2)	—	(1.2)
Interest income	—	—	(92.3)	(38.8)	128.8	(2.3)
Interest expense	0.7	2.1	95.6	101.3	(128.8)	70.9
Income (loss) from continuing operations before income taxes	339.1	364.6	349.7	512.6	(1,095.1)	470.9
Provision (benefit) for income taxes	(17.5)	(0.5)	(2.4)	134.7	—	114.3
Net income (loss) from continuing operations	356.6	365.1	352.1	377.9	(1,095.1)	356.6
Income from discontinued operations, net of tax	—	—	—	244.0	—	244.0
Loss from sale / impairment of discontinued operations, net of tax	—	—	—	(385.7)	—	(385.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(141.7)	(141.7)	(141.7)	—	425.1	—
Net income (loss)	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Comprehensive income (loss), net of tax
Net income (loss)	$214.9	$223.4	$210.4	$236.2	$(670.0)	$214.9
Changes in cumulative translation adjustment	(336.3)	(336.3)	(336.3)	(336.3)	1,008.9	(336.3)
Changes in market value of derivative financial instruments, net of tax	(0.4)	(0.4)	(0.4)	(0.4)	1.2	(0.4)
Comprehensive income (loss)	$(121.8)	$(113.3)	$(126.3)	$(100.5)	$340.1	$(121.8)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2014

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$169.0	$208.6	$207.0	$1,093.8	$(670.0)	$1,008.4
Investing activities
Capital expenditures	—	—	—	(83.7)	—	(83.7)
Proceeds from sale of property and equipment	—	—	—	1.9	—	1.9
Acquisitions, net of cash acquired	—	—	—	(12.3)	—	(12.3)
Net intercompany loan activity	—	—	37.8	112.2	(150.0)	—
Other	—	—	—	0.2	—	0.2
Net cash provided by (used for) investing activities of continuing operations	—	—	37.8	18.3	(150.0)	(93.9)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(34.4)	—	(34.4)
Net cash provided by (used for) investing activities	—	—	37.8	(16.1)	(150.0)	(128.3)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.5	—	0.5
Net receipts of commercial paper and revolving long-term debt	—	—	458.7	9.9	—	468.6
Proceeds from long-term debt	—	—	—	2.2	—	2.2
Repayment of long-term debt	—	—	—	(16.8)	—	(16.8)
Debt issuance costs	—	—	(3.1)	—	—	(3.1)
Net change in advances to subsidiaries	741.1	(208.6)	(747.3)	(605.2)	820.0	—
Excess tax benefits from share-based compensation	—	—	—	12.6	—	12.6
Shares issued to employees, net of shares withheld	—	—	—	37.0	—	37.0
Repurchases of ordinary shares	(699.2)	—	—	(450.8)	—	(1,150.0)
Dividends paid	(211.4)	—	—	—	—	(211.4)
Purchase of noncontrolling interest	—	—	—	(134.7)	—	(134.7)
Net cash provided by (used for) financing activities	(169.5)	(208.6)	(291.7)	(1,145.3)	820.0	(995.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(30.6)	—	(30.6)
Change in cash and cash equivalents	(0.5)	—	(46.9)	(98.2)	—	(145.6)
Cash and cash equivalents, beginning of year	0.5	—	47.0	208.5	—	256.0
Cash and cash equivalents, end of year	$—	$—	$0.1	$110.3	$—	$110.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2016, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting."
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2017 annual general meeting of shareholders under the captions "Corporate Governance Matters," "Proposal 1 Re-elect Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."
Our Board of Directors has adopted Pentair's Code of Business Conduct and Ethics and designated it as the code of ethics for the Company's Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of Pentair's Code of Business Conduct and Ethics on our website at http://pentair.com/en/about-us/leadership/corporate-governance. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, Pentair's Code of Business Conduct and Ethics by posting such information on our website at http://pentair.com/en/about-us/leadership/corporate-governance.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2017 annual general meeting of shareholders under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables" and "Corporate Governance Matters - Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2017 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2016, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	4,110,233	(1)	$56.54	(2)	5,228,708	(3)
2008 Omnibus Stock Incentive Plan	2,199,075	(4)	32.73	(2)	—	(5)
2004 Omnibus Stock Incentive Plan	382,897		33.93		—	(5)
Outside Directors Non-qualified Stock Option Plan	80,000		34.05		—	(5)
Total	6,772,205		$45.65	(2)	5,228,708

(1)	Consists of 3,107,651 shares subject to stock options, 706,214 shares subject to restricted stock units, and 296,368 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 2,199,075 shares subject to stock options.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2017 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2017 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditors of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditors' Remuneration" and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2017.

PENTAIR PLC

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 21, 2017.

Signature	Title
/s/ Randall J. Hogan	Chairman and Chief Executive Officer
Randall J. Hogan

/s/ John L. Stauch	Executive Vice President and Chief Financial Officer
John L. Stauch

/s/ Mark C. Borin	Senior Vice President, Chief Accounting Officer and Treasurer
Mark C. Borin

*	Director
Glynis A. Bryan

*	Director
Jerry W. Burris

*	Director
Carol Anthony (John) Davidson

*	Director
Jacques Esculier

*	Director
Edward P. Garden

*	Director
T. Michael Glenn

*	Director
David H. Y. Ho

*	Director
David A. Jones

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*	Director
Billie I. Williamson

*By	/s/ Angela D. Jilek
Angela D. Jilek
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair plc and Subsidiaries

In millions	Beginning balance	Additions charged (reductions credited) to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2016	$19.0	$1.2	$4.1	$0.3	$16.4
Year ended December 31, 2015	$12.1	$10.1	$2.4	$(0.8)	$19.0
Year ended December 31, 2014	$16.6	$0.9	$4.0	$(1.4)	$12.1

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects

EXHIBIT INDEX

Exhibit Number	Exhibit
2.1
Agreement and Plan of Merger, dated August 14, 2015, among Pentair plc, Pentair Lionel Acquisition Co., Pentair Lionel Merger Sub, Inc. and ERICO Global Company (Incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on August 18, 2015 (File No. 001-11625)).

2.2
Share Purchase Agreement, dated August 18, 2016, by and between Emerson Electric Co. and Pentair plc (Incorporated by reference to Exhibit 2.1 in the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on October 25, 2016 (File No. 001-11625)).

3.1
Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 in the Quarterly Report on Form 10-Q of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).

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

4.7
Senior Indenture, dated May 2, 2011 by and among Pentair, Inc. and Wells Fargo Bank, National Association (Incorporated by reference to Exhibit 4.5 to Pentair, Inc.'s Registration Statement on Form S-3 (Registration 333-173829)).

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

4.15
Third Amendment, dated as of September 15, 2016, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agent party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2016 (File No. 001-11625)).

4.16
Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2015 (File No. 001-11625)).

4.17
First Supplemental Indenture, dated as of September 16, 2015, among Pentair Finance S.A. (as Issuer), Pentair plc (as Parent and Guarantor), Pentair Investments Switzerland GmbH (as Guarantor) and U.S. Bank National Association (as Trustee) (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 16, 2015 (File No. 001-11625)).

4.18
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

4.20
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

10.2	Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017.*

10.3
Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5
Form of Executive Officer Performance Unit Grant Agreement for grants made prior to January 1, 2016(Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.6
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.8
Form of Performance Share Units Grant Agreement for grants made during 2016 (Incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.9	Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated effective as of January 1, 2017.*

10.10
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.12
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14
Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Jilek (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15
Form of Key Executive Employment and Severance Agreement for Karl R. Frykman (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair Ltd. for the quarter ended December 31, 2013 (File No. 001-11625)).*

10.16
Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Dennis J. Cassidy, Jr. John H. Jacko, and Karen L. Keegans (Incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.17
Form of Letter regarding RSU Grants and Waiver of Certain KEESA Rights, between Pentair, Inc. and certain executives of Pentair, Inc., dated March 27, 2012 (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on March 30, 2012 (File No. 000-04689)).*

10.18
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.19
Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.20
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.21
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.22
Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.23
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.24
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.25
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.26
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.27
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.28
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.29
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.30
Letter agreement, dated September 7, 2015, among Pentair plc, Edward P. Garden, Matthew Peltz, Brian Baldwin and Trian Fund Management, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 8, 2015 (File No. 001-11625)).

10.31	Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017.*

10.32	Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made on or after January 2, 2017.*

10.33	Form of Executive Officer Performance Unit Grant Agreement for grants made on or after January 1, 2017.*

10.34
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

101
The following materials from Pentair plc's Annual Report on Form 10-K for the year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, (ii) the Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.