Form 10-Q
period 2017-03-31
PENTAIR plc
filed 2017-04-25
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017
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
Registrant’s telephone number, including area code: 44-207-347-8925
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2017, 182,245,086 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2017	March 31, 2016
Net sales	$1,183.5	$1,190.0
Cost of goods sold	761.2	758.7
Gross profit	422.3	431.3
Selling, general and administrative	253.9	250.1
Research and development	30.0	28.5
Operating income	138.4	152.7
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.2)	(0.4)
Net interest expense	35.0	36.2
Income from continuing operations before income taxes	103.6	116.9
Provision for income taxes	22.9	25.1
Net income from continuing operations	80.7	91.8
Income from discontinued operations, net of tax	7.1	15.6
Net income	$87.8	$107.4
Comprehensive income, net of tax
Net income	$87.8	$107.4
Changes in cumulative translation adjustment	75.7	28.0
Changes in market value of derivative financial instruments, net of tax of $0.0 and ($0.5), respectively	1.6	(14.7)
Comprehensive income	$165.1	$120.7
Earnings per ordinary share
Basic
Continuing operations	$0.44	$0.50
Discontinued operations	0.04	0.09
Basic earnings per ordinary share	$0.48	$0.59
Diluted
Continuing operations	0.44	0.50
Discontinued operations	0.04	0.09
Diluted earnings per ordinary share	$0.48	$0.59
Weighted average ordinary shares outstanding
Basic	182.0	180.7
Diluted	184.0	182.4
Cash dividends paid per ordinary share	$0.345	$0.33
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$238.1	$238.5
Accounts and notes receivable, net of allowances of $26.1 and $25.6, respectively	914.4	764.0
Inventories	546.0	524.2
Other current assets	264.8	253.4
Current assets held for sale	877.8	891.9
Total current assets	2,841.1	2,672.0
Property, plant and equipment, net	551.9	538.6
Other assets
Goodwill	4,295.3	4,217.4
Intangibles, net	1,622.5	1,631.8
Other non-current assets	195.3	182.1
Non-current assets held for sale	2,311.9	2,292.9
Total other assets	8,425.0	8,324.2
Total assets	$11,818.0	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.7	$0.8
Accounts payable	387.3	436.6
Employee compensation and benefits	148.0	166.1
Other current liabilities	558.6	511.5
Current liabilities held for sale	303.0	356.2
Total current liabilities	1,397.6	1,471.2
Other liabilities
Long-term debt	4,528.9	4,278.4
Pension and other post-retirement compensation and benefits	258.6	253.4
Deferred tax liabilities	602.2	609.5
Other non-current liabilities	149.2	162.0
Non-current liabilities held for sale	506.7	505.9
Total liabilities	7,443.2	7,280.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 182.2 and 181.8 issued at March 31, 2017 and December 31, 2016, respectively	1.9	1.8
Additional paid-in capital	2,940.0	2,920.8
Retained earnings	2,091.9	2,068.1
Accumulated other comprehensive loss	(659.0)	(736.3)
Total equity	4,374.8	4,254.4
Total liabilities and equity	$11,818.0	$11,534.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2017	March 31, 2016
Operating activities
Net income	$87.8	$107.4
Income from discontinued operations, net of tax	(7.1)	(15.6)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.2)	(0.4)
Depreciation	21.4	20.9
Amortization	24.0	24.2
Deferred income taxes	(4.7)	(13.6)
Share-based compensation	16.4	16.1
Excess tax benefits from share-based compensation	—	(0.5)
Gain on sale of assets	—	(2.3)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(130.6)	(97.5)
Inventories	(8.6)	(9.4)
Other current assets	(18.0)	(42.6)
Accounts payable	(55.9)	(1.3)
Employee compensation and benefits	(23.9)	(16.8)
Other current liabilities	15.8	21.3
Other non-current assets and liabilities	(5.1)	(7.6)
Net cash provided by (used for) operating activities of continuing operations	(88.7)	(17.7)
Net cash provided by (used for) operating activities of discontinued operations	(17.3)	2.7
Net cash provided by (used for) operating activities	(106.0)	(15.0)
Investing activities
Capital expenditures	(23.6)	(32.8)
Proceeds from sale of property and equipment	—	5.4
Acquisitions, net of cash acquired	(56.7)	(0.1)
Other	—	(0.2)
Net cash provided by (used for) investing activities of continuing operations	(80.3)	(27.7)
Net cash provided by (used for) investing activities of discontinued operations	(3.7)	(4.3)
Net cash provided by (used for) investing activities	(84.0)	(32.0)
Financing activities
Net (repayments) receipts of short-term borrowings	(0.1)	0.7
Net receipts of commercial paper and revolving long-term debt	229.1	138.4
Repayments of long-term debt	—	(0.7)
Excess tax benefits from share-based compensation	—	0.5
Shares issued to employees, net of shares withheld	2.8	(1.6)
Dividends paid	(62.8)	(60.1)
Net cash provided by (used for) financing activities	169.0	77.2
Effect of exchange rate changes on cash and cash equivalents	20.6	1.6
Change in cash and cash equivalents	(0.4)	31.8
Cash and cash equivalents, beginning of period	238.5	126.3
Cash and cash equivalents, end of period	$238.1	$158.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	87.8	—	87.8
Other comprehensive income, net of tax	—	—	—	—	77.3	77.3
Dividends declared	—	—	—	(64.0)	—	(64.0)
Exercise of options, net of shares tendered for payment	0.2	—	9.5	—	—	9.5
Issuance of restricted shares, net of cancellations	0.3	0.1	—	—	—	0.1
Shares surrendered by employees to pay taxes	(0.1)	—	(6.7)	—	—	(6.7)
Share-based compensation	—	—	16.4	—	—	16.4
Balance - March 31, 2017	182.2	$1.9	$2,940.0	$2,091.9	$(659.0)	$4,374.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2015	180.5	$1.8	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	107.4	—	107.4
Other comprehensive income, net of tax	—	—	—	—	13.3	13.3
Dividends declared	—	—	—	(59.8)	—	(59.8)
Exercise of options, net of shares tendered for payment	0.1	—	3.2	—	—	3.2
Issuance of restricted shares, net of cancellations	0.2	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	16.1	—	—	16.1
Balance - March 31, 2016	180.7	$1.8	$2,874.8	$1,839.3	$(631.7)	$4,084.2
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
New accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for share-based payments. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Condensed Consolidated Statements of Cash Flows. We adopted the new standard in the first quarter of 2017. The impact of the adoption resulted in the following:

•
All excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized within income taxes in the period in which they occur rather than within additional paid-in-capital. Our adoption of this requirement under the new standard had no material impact for the quarter ended March 31, 2017.

•
The Company no longer presents excess tax benefits within cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows; instead these are now reflected within cash flows from operating activities. The Company elected to apply this change prospectively.

•	The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the quarter ended March 31, 2017. This increased diluted weighted average common shares outstanding by less than 200,000 shares for the aforementioned period.

In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which require an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.
In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt the new revenue guidance as of January 1, 2018 and is currently evaluating the overall impact this standard will have on our consolidated financial statements and related disclosures. The Company expects to utilize the modified retrospective transition method of adoption with adjustment to beginning retained earnings for the cumulative effect of the change.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

2.Discontinued Operations
On August 18, 2016, we entered into a Share Purchase Agreement (the "Purchase Agreement") to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to certain customary adjustments. We expect the sale to close in the second quarter of 2017, subject to customary regulatory approvals and closing conditions.

The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $11.2 million related to the sale of Valves & Controls were incurred during the three months ended March 31, 2017 and were recorded within Selling, general and administrative expenses in the operating results of discontinued operations presented below.

Operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Net sales	$356.5	$387.0
Cost of goods sold	267.9	282.8
Gross profit	88.6	104.2
Selling, general and administrative	79.5	81.5
Research and development	4.2	4.8
Operating income	$4.9	$17.9

Income from discontinued operations before income taxes	$5.7	$18.2
Income tax (benefit) provision	(1.4)	2.6
Income from discontinued operations, net of tax	$7.1	$15.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	March 31, 2017	December 31, 2016
Accounts and notes receivable, net	$359.3	$365.4
Inventories	477.6	491.5
Other current assets	40.9	35.0
Current assets held for sale	$877.8	$891.9
Property, plant and equipment, net	$373.2	$361.5
Goodwill	996.4	996.4
Intangibles, net	706.1	703.5
Asbestos-related insurance receivable	107.4	108.5
Other non-current assets	128.8	123.0
Non-current assets held for sale	$2,311.9	$2,292.9
Accounts payable	$120.1	$151.4
Employee compensation and benefits	59.6	61.5
Other current liabilities	123.3	143.3
Current liabilities held for sale	$303.0	$356.2
Pension and other post-retirement compensation and benefits	$29.4	$32.2
Deferred tax liabilities	171.3	162.8
Asbestos-related liabilities	224.6	228.3
Other non-current liabilities	81.4	82.6
Non-current liabilities held for sale	$506.7	$505.9

3.	Share Plans
Total share-based compensation expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Restricted stock units	$5.8	$7.0
Stock options	4.5	5.4
Performance share units	6.1	3.7
Total share-based compensation expense	$16.4	$16.1

In the first quarter of 2017, we issued our annual share-based compensation grants under the Pentair plc 2012 Stock and Incentive Plan to eligible employees. The total number of awards issued was approximately 1.4 million, of which 0.3 million were restricted stock units, 0.9 million were stock options and 0.2 million were performance share units. The weighted-average grant date fair value of the restricted stock units, stock options and performance share units issued was $58.93, $12.57 and $58.41, respectively.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2017 Annual Grant
Risk-free interest rate	1.61%
Expected dividend yield	2.38%
Expected share price volatility	26.9%
Expected term (years)	6.3
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
During the three months ended March 31, 2017 and the year ended December 31, 2016, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the three months ended March 31, 2017 included the reduction in hourly and salaried headcount of approximately 200 employees, consisting of approximately 100 in Water and 100 in Electrical. Initiatives during the year ended December 31, 2016 included the reduction in hourly and salaried headcount of approximately 650 employees, consisting of approximately 300 in Water and 350 in Electrical.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Severance and related costs	$20.6	$0.6
Other	0.3	(0.1)
Total restructuring costs	$20.9	$0.5
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs (benefits) by reportable segment were as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Water	$7.1	$(0.6)
Electrical	9.3	0.2
Other	4.5	0.9
Consolidated	$20.9	$0.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2017:

In millions	March 31, 2017
Beginning balance	$25.4
Costs incurred	20.6
Cash payments and other	(15.9)
Ending balance	$30.1

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2017	March 31, 2016
Net income	$87.8	$107.4
Net income from continuing operations	$80.7	$91.8
Weighted average ordinary shares outstanding
Basic	182.0	180.7
Dilutive impact of stock options, restricted stock units and performance share units	2.0	1.7
Diluted	184.0	182.4
Earnings per ordinary share
Basic
Continuing operations	$0.44	$0.50
Discontinued operations	0.04	0.09
Basic earnings per ordinary share	$0.48	$0.59
Diluted
Continuing operations	$0.44	$0.50
Discontinued operations	0.04	0.09
Diluted earnings per ordinary share	$0.48	$0.59
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.8	3.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	March 31, 2017	December 31, 2016
Inventories
Raw materials and supplies	$232.7	$223.5
Work-in-process	71.1	67.3
Finished goods	242.2	233.4
Total inventories	$546.0	$524.2
Other current assets
Cost in excess of billings	$119.2	$107.7
Prepaid expenses	92.9	68.7
Prepaid income taxes	45.3	67.2
Other current assets	7.4	9.8
Total other current assets	$264.8	$253.4
Property, plant and equipment, net
Land and land improvements	$68.7	$66.2
Buildings and leasehold improvements	342.0	335.0
Machinery and equipment	958.3	932.5
Construction in progress	75.7	68.6
Total property, plant and equipment	1,444.7	1,402.3
Accumulated depreciation and amortization	892.8	863.7
Total property, plant and equipment, net	$551.9	$538.6
Other non-current assets
Deferred income taxes	$57.1	$39.0
Deferred compensation plan assets	45.4	47.9
Other non-current assets	92.8	95.2
Total other non-current assets	$195.3	$182.1
Other current liabilities
Dividends payable	$62.9	$61.8
Accrued warranty	42.0	38.9
Accrued rebates	60.5	78.2
Billings in excess of cost	35.9	22.5
Income taxes payable	98.3	87.3
Accrued restructuring	30.1	25.4
Other current liabilities	228.9	197.4
Total other current liabilities	$558.6	$511.5
Other non-current liabilities
Income taxes payable	$35.0	$36.1
Self-insurance liabilities	49.7	49.8
Deferred compensation plan liabilities	45.4	47.9
Other non-current liabilities	19.1	28.2
Total other non-current liabilities	$149.2	$162.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2016	Acquisitions/divestitures	Foreign currency translation/other	March 31, 2017
Water	$1,994.6	$45.3	$24.7	$2,064.6
Electrical	2,222.8	5.3	2.6	2,230.7
Total goodwill	$4,217.4	$50.6	$27.3	$4,295.3

In January 2017, we completed acquisitions with purchase prices totaling $56.7 million in cash, net of cash acquired. The pro-forma impact of these acquisitions was not material.
Identifiable intangible assets consisted of the following:

	March 31, 2017			December 31, 2016
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,482.4	$(366.8)	$1,115.6	$1,478.0	$(346.7)	$1,131.3
Trade names	1.9	(1.5)	0.4	1.8	(1.4)	0.4
Proprietary technology and patents	139.8	(95.5)	44.3	141.3	(100.3)	41.0
Total finite-life intangibles	1,624.1	(463.8)	1,160.3	1,621.1	(448.4)	1,172.7
Indefinite-life intangibles
Trade names	462.2	—	462.2	459.1	—	459.1
Total intangibles, net	$2,086.3	$(463.8)	$1,622.5	$2,080.2	$(448.4)	$1,631.8
Intangible asset amortization expense was $24.0 million and $24.2 million for the three months ended March 31, 2017 and 2016.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

	Q2-Q4
In millions	2017	2018	2019	2020	2021	2022
Estimated amortization expense	$72.4	$95.4	$92.9	$86.1	$81.1	$74.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2017	Maturity Year	March 31, 2017	December 31, 2016
Commercial paper	1.962%	2019	$532.7	$398.7
Revolving credit facilities	2.446%	2019	671.9	576.8
Senior notes - fixed rate (1)	1.875%	2017	350.0	350.0
Senior notes - fixed rate (1)	2.900%	2018	500.0	500.0
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	540.7	520.7
Senior notes - fixed rate (1)	3.625%	2020	400.0	400.0
Senior notes - fixed rate (1)	5.000%	2021	500.0	500.0
Senior notes - fixed rate (1)	3.150%	2022	550.0	550.0
Senior notes - fixed rate (1)	4.650%	2025	250.0	250.0
Other	N/A	N/A	0.7	0.8
Unamortized debt issuance costs and discounts	N/A	N/A	(16.4)	(17.8)
Total debt			4,529.6	4,279.2
Less: Current maturities and short-term borrowings			(0.7)	(0.8)
Long-term debt			$4,528.9	$4,278.4

(1) Senior notes are guaranteed as to payment by Pentair plc and PISG
In October 2014, Pentair plc, Pentair Investments Switzerland GmbH ("PISG"), Pentair Finance S.A. ("PFSA") and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2017 and December 31, 2016, PFSA had $532.7 million and $398.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt,

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (b) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on June 30, 2017; and (c) 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,295.4 million as of March 31, 2017, which was limited to $96.2 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $53.2 million, of which there were no outstanding borrowings at March 31, 2017. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in September 2017. We classified this debt as long-term as of March 31, 2017 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2017 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2017	2018	2019	2020	2021	2022	Thereafter	Total
Contractual debt obligation maturities	$0.7	$500.0	$2,345.3	$400.0	$500.0	$550.0	$250.0	$4,546.0

9.	Derivatives and Financial Instruments
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

At March 31, 2017 and December 31, 2016, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $470.8 million and $475.6 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three months ended March 31, 2017 and 2016 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

included as a component of the cumulative translation adjustment account within AOCI. As of March 31, 2017 and December 31, 2016, we had deferred foreign currency gains of $24.1 million and $44.2 million, respectively, in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2017		December 31, 2016
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$1,205.3	$1,205.3	$976.3	$976.3
Fixed rate debt	3,340.7	3,451.4	3,320.7	3,427.1
Total debt	$4,546.0	$4,656.7	$4,297.0	$4,403.4
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$2.5	$—	$2.5
Foreign currency contract liabilities	—	(13.5)	—	(13.5)
Deferred compensation plan assets (1)	39.9	5.5	—	45.4
Total recurring fair value measurements	$39.9	$(5.5)	$—	$34.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$5.5	$—	$5.5
Foreign currency contract liabilities	—	(5.4)	—	(5.4)
Deferred compensation plan assets (1)	41.6	6.3	—	47.9
Total recurring fair value measurements	$41.6	$6.4	$—	$48.0
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

(2)
During the fourth quarter of 2016, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $13.3 million for a trade name intangible in 2016. The impairment charge reduced the carrying value of the impacted trade name intangible to $0. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits receive from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

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
The effective income tax rate for the three months ended March 31, 2017 was 22.1%, compared to 21.5% for 2016. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $70.5 million and $71.1 million at March 31, 2017 and December 31, 2016, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2017 and 2016 were as follows:

	U.S. pension plans
	Three months ended
In millions	March 31, 2017	March 31, 2016
Service cost	$2.6	$2.8
Interest cost	4.1	4.1
Expected return on plan assets	(2.9)	(2.9)
Net periodic benefit cost	$3.8	$4.0

	Non-U.S. pension plans
	Three months ended
In millions	March 31, 2017	March 31, 2016
Service cost	$1.8	$2.1
Interest cost	0.9	1.1
Expected return on plan assets	(0.3)	(0.4)
Net periodic benefit cost	$2.4	$2.8
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 31, 2017 and 2016 were not material.

12.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. There were no share repurchases during the three months ended March 31, 2017 and 2016 pursuant to this authorization. As of March 31, 2017, we had $800.0 million available for share repurchases under this authorization.
Dividends payable
On December 6, 2016, the Board of Directors declared a quarterly cash dividend of $0.345 that was paid on February 10, 2017 to shareholders of record at the close of business on January 27, 2017 and approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four equal quarterly installments. Additionally, on February 21, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on May 5, 2017 to shareholders of record at the close of business on April 21, 2017. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.9 million and $61.8 million at March 31, 2017 and December 31, 2016, respectively.

13.	Segment Information
During the first quarter of 2017, we reorganized our business segments to reflect a new operating structure, resulting in a change to our reporting segments in 2017. The prior period information was recast to be comparable to the current year presentation.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Net sales
Water	$682.9	$665.7
Electrical	502.2	524.6
Other	(1.6)	(0.3)
Consolidated	$1,183.5	$1,190.0
Segment income (loss)
Water	$116.0	$101.2
Electrical	103.5	112.8
Other	(36.0)	(36.1)
Consolidated	$183.5	$177.9
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Segment income	$183.5	$177.9
Restructuring and other	(20.9)	(0.6)
Intangible amortization	(24.0)	(24.2)
Net interest expense	(35.0)	(36.2)
Income from continuing operations before income taxes	$103.6	$116.9

14.	Commitments and Contingencies
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
As of March 31, 2017, there were approximately 3,300 claims outstanding against our subsidiaries, of which approximately 2,800 relate to the Valves & Control business classified as held for sale. These amounts include adjustments for claims that are not actively being prosecuted. The amounts are not adjusted for claims that identify incorrect defendants or duplicate other actions. In addition, the amounts do not include certain claims pending against third parties for which we have been provided an indemnification.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

amount of insurance recoverable, we consider a number of factors, including available insurance, allocation methodologies and the solvency and creditworthiness of insurers.
Our estimated liability for asbestos-related claims was $224.6 million and $228.3 million as of March 31, 2017 and December 31, 2016, respectively, and was recorded in Non-current liabilities held for sale in the Condensed Consolidated Balance Sheets for pending and future claims and related defense costs. Our estimated receivable for insurance recoveries was $107.4 million and $108.5 million as of March 31, 2017 and December 31, 2016, respectively, and was recorded in Non-current assets held for sale in the Condensed Consolidated Balance Sheets.
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
Environmental matters
We are involved in or have retained responsibility and potential liability for environmental obligations and legal proceedings related to our current business and, including pursuant to certain indemnification obligations, related to certain formerly owned businesses. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. Based upon our experience, current information regarding known contingencies and applicable laws, we have recorded reserves for these environmental matters of $17.6 million and $18.3 million as of March 31, 2017 and December 31, 2016, respectively, which relate primarily to the Valves & Controls business classified as held for sale. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2017 were as follows:

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

In millions	March 31, 2017
Beginning balance	$38.9
Service and product warranty provision	13.9
Payments	(12.6)
Acquisitions	1.6
Foreign currency translation	0.2
Ending balance	$42.0
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
As of March 31, 2017 and December 31, 2016, the outstanding value of bonds, letters of credit and bank guarantees totaled $353.9 million and $331.0 million, respectively, of which $149.1 million and $156.6 million, respectively, relate to the Valves & Controls business classified as held for sale.

15.	Supplemental Guarantor Information
Pentair plc (the "Parent Company Guarantor") and PISG (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of PFSA (the "Subsidiary Issuer"). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
The following supplemental financial information sets forth the Company’s Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows by relevant group within the Company: Pentair plc and PISG as the guarantors, PFSA as issuer of the debt and all other non-guarantor subsidiaries. Condensed consolidating financial information for Pentair plc, PISG and PFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,183.5	$—	$1,183.5
Cost of goods sold	—	—	—	761.2	—	761.2
Gross profit	—	—	—	422.3	—	422.3
Selling, general and administrative	(11.0)	0.1	0.4	264.4	—	253.9
Research and development	—	—	—	30.0	—	30.0
Operating income (loss)	11.0	(0.1)	(0.4)	127.9	—	138.4
Loss (earnings) from continuing operations of investment in subsidiaries	(69.7)	(69.7)	(98.5)	—	237.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.2)	—	(0.2)
Net interest expense (income)	—	(0.1)	28.4	6.7	—	35.0
Income (loss) from continuing operations before income taxes	80.7	69.7	69.7	121.4	(237.9)	103.6
Provision for income taxes	—	—	—	22.9	—	22.9
Net income (loss) from continuing operations	80.7	69.7	69.7	98.5	(237.9)	80.7
Income from discontinued operations, net of tax	—	—	—	7.1	—	7.1
Earnings (loss) from discontinued operations of investment in subsidiaries	7.1	7.1	7.1	—	(21.3)	—
Net income (loss)	$87.8	$76.8	$76.8	$105.6	$(259.2)	$87.8
Comprehensive income (loss), net of tax
Net income (loss)	$87.8	$76.8	$76.8	$105.6	$(259.2)	$87.8
Changes in cumulative translation adjustment	75.7	75.7	75.7	75.7	(227.1)	75.7
Changes in market value of derivative financial instruments, net of tax	1.6	1.6	1.6	1.6	(4.8)	1.6
Comprehensive income (loss)	$165.1	$154.1	$154.1	$182.9	$(491.1)	$165.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$0.1	$238.0	$—	$238.1
Accounts and notes receivable, net	—	—	—	914.4	—	914.4
Inventories	—	—	—	546.0	—	546.0
Other current assets	1.3	3.1	4.0	268.1	(11.7)	264.8
Current assets held for sale	—	—	—	877.8	—	877.8
Total current assets	1.3	3.1	4.1	2,844.3	(11.7)	2,841.1
Property, plant and equipment, net	—	—	—	551.9	—	551.9
Other assets
Investments in subsidiaries	4,691.2	4,653.2	9,500.9	—	(18,845.3)	—
Goodwill	—	—	—	4,295.3	—	4,295.3
Intangibles, net	—	—	—	1,622.5	—	1,622.5
Other non-current assets	2.2	36.2	869.0	1,495.9	(2,208.0)	195.3
Non-current assets held for sale	—	—	—	2,311.9	—	2,311.9
Total other assets	4,693.4	4,689.4	10,369.9	9,725.6	(21,053.3)	8,425.0
Total assets	$4,694.7	$4,692.5	$10,374.0	$13,121.8	$(21,065.0)	$11,818.0
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.7	$—	$0.7
Accounts payable	—	—	—	387.3	—	387.3
Employee compensation and benefits	1.1	—	—	146.9	—	148.0
Other current liabilities	71.3	1.3	20.9	476.8	(11.7)	558.6
Current liabilities held for sale	—	—	—	303.0	—	303.0
Total current liabilities	72.4	1.3	20.9	1,314.7	(11.7)	1,397.6
Other liabilities
Long-term debt	247.0	—	5,699.6	790.3	(2,208.0)	4,528.9
Pension and other post-retirement compensation and benefits	—	—	—	258.6	—	258.6
Deferred tax liabilities	—	—	—	602.2	—	602.2
Other non-current liabilities	0.5	—	—	148.7	—	149.2
Non-current liabilities held for sale	—	—	—	506.7	—	506.7
Total liabilities	319.9	1.3	5,720.5	3,621.2	(2,219.7)	7,443.2
Equity	4,374.8	4,691.2	4,653.5	9,500.6	(18,845.3)	4,374.8
Total liabilities and equity	$4,694.7	$4,692.5	$10,374.0	$13,121.8	$(21,065.0)	$11,818.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$49.8	$75.1	$69.5	$(41.0)	$(259.4)	$(106.0)
Investing activities
Capital expenditures	—	—	—	(23.6)	—	(23.6)
Acquisitions, net of cash acquired	—	—	—	(56.7)	—	(56.7)
Net intercompany loan activity	—	—	(530.4)	(290.2)	820.6	—
Net cash provided by (used for) investing activities of continuing operations	—	—	(530.4)	(370.5)	820.6	(80.3)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(3.7)	—	(3.7)
Net cash provided by (used for) investing activities	—	—	(530.4)	(374.2)	820.6	(84.0)
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.1)	—	(0.1)
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	234.0	(4.9)	—	229.1
Net change in advances to subsidiaries	10.2	(75.1)	206.9	419.2	(561.2)	—
Shares issued to employees, net of shares withheld	2.8	—	—	—	—	2.8
Dividends paid	(62.8)	—	—	—	—	(62.8)
Net cash provided by (used for) financing activities	(49.8)	(75.1)	440.9	414.2	(561.2)	169.0
Effect of exchange rate changes on cash and cash equivalents	—	—	20.1	0.5	—	20.6
Change in cash and cash equivalents	—	—	0.1	(0.5)	—	(0.4)
Cash and cash equivalents, beginning of period	—	—	—	238.5	—	238.5
Cash and cash equivalents, end of period	$—	$—	$0.1	$238.0	$—	$238.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,190.0	$—	$1,190.0
Cost of goods sold	—	—	—	758.7	—	758.7
Gross profit	—	—	—	431.3	—	431.3
Selling, general and administrative	7.2	—	0.9	242.0	—	250.1
Research and development	—	—	—	28.5	—	28.5
Operating income (loss)	(7.2)	—	(0.9)	160.8	—	152.7
Loss (earnings) from continuing operations of investment in subsidiaries	(99.0)	(99.0)	(127.3)	—	325.3	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.4)	—	(0.4)
Net interest expense	—	—	27.4	8.8	—	36.2
Income (loss) from continuing operations before income taxes	91.8	99.0	99.0	152.4	(325.3)	116.9
Provision for income taxes	—	—	—	25.1	—	25.1
Net income (loss) from continuing operations	91.8	99.0	99.0	127.3	(325.3)	91.8
Income from discontinued operations, net of tax	—	—	—	15.6	—	15.6
Earnings (loss) from discontinued operations of investment in subsidiaries	15.6	15.6	15.6	—	(46.8)	—
Net income (loss)	$107.4	$114.6	$114.6	$142.9	$(372.1)	$107.4
Comprehensive income (loss), net of tax
Net income (loss)	$107.4	$114.6	$114.6	$142.9	$(372.1)	$107.4
Changes in cumulative translation adjustment	28.0	28.0	28.0	28.0	(84.0)	28.0
Changes in market value of derivative financial instruments, net of tax	(14.7)	(14.7)	(14.7)	(14.7)	44.1	(14.7)
Comprehensive income (loss)	$120.7	$127.9	$127.9	$156.2	$(412.0)	$120.7

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$126.6	$98.7	$105.3	$26.4	$(372.0)	$(15.0)
Investing activities
Capital expenditures	—	—	—	(32.8)	—	(32.8)
Proceeds from sale of property and equipment	—	—	—	5.4	—	5.4
Acquisitions, net of cash acquired	—	—	—	(0.1)	—	(0.1)
Net intercompany loan activity	—	—	(6.5)	126.0	(119.5)	—
Other	—	—	—	(0.2)	—	(0.2)
Net cash provided by (used for) investing activities of continuing operations	—	—	(6.5)	98.3	(119.5)	(27.7)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(4.3)	—	(4.3)
Net cash provided by (used for) investing activities	—	—	(6.5)	94.0	(119.5)	(32.0)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.7	—	0.7
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	164.8	(26.4)	—	138.4
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(64.9)	(98.7)	(275.1)	(52.8)	491.5	—
Excess tax benefits from share-based compensation	—	—	—	0.5	—	0.5
Shares issued to employees, net of shares withheld	(1.6)	—	—	—	—	(1.6)
Dividends paid	(60.1)	—	—	—	—	(60.1)
Net cash provided by (used for) financing activities	(126.6)	(98.7)	(110.3)	(78.7)	491.5	77.2
Effect of exchange rate changes on cash and cash equivalents	—	—	11.4	(9.8)	—	1.6
Change in cash and cash equivalents	—	—	(0.1)	31.9	—	31.8
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$—	$158.1	$—	$158.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to successfully complete the sale of the Valves & Controls business on anticipated terms and timetable; overall global economic and business conditions, including worldwide demand for oil and gas; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission, including our 2016 Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" or "our" refer to Pentair plc and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. For the first three months of 2017, the Water segment and the Electrical segment represented approximately 58% and 42% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Water — The Water segment designs, manufactures and services innovative products and solutions to meet filtration, separation, flow and water management challenges in agriculture, aquaculture, foodservice, food and beverage processing, swimming pools, water supply and disposal and a variety of industrial applications.

•
Electrical — The Electrical segment designs, manufactures and services products that protect some of the world’s most sensitive equipment, as well as heat management solutions designed to provide thermal protection to temperature sensitive fluid applications and engineered electrical and fastening products for electrical, mechanical and civil applications.

On August 18, 2016, we entered into a Share Purchase Agreement to sell our Valves & Controls business to Emerson Electric Co. for a purchase price of $3.15 billion in cash, subject to customary adjustments. We expect the sale to close in the second quarter of 2017, subject to customary regulatory approvals and closing conditions. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2016 and the first three months of 2017 and will likely impact our results in the future:

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. During 2016 and the first three months of 2017, our core sales have been challenged by broad-based industrial capital expenditure and maintenance deferrals. Although we saw early signs of recovery in the first quarter of 2017, we expect this challenge to continue throughout 2017.

•
We experienced declines in project orders, particularly within the energy and infrastructure businesses. We expect headwinds in the energy and infrastructure businesses to continue and oil prices to remain depressed throughout 2017.

•
We continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business to offset the negative earnings impact of core revenue decline and foreign exchange. We expect to continue these actions throughout the first half of 2017 and that these actions will contribute to margin growth in 2017.

•
Our results were negatively impacted due to the strengthening of the U.S. dollar against most key global currencies in 2016 and continuing in the first three months of 2017. We expect this trend to continue throughout 2017.

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

In 2017, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance and use of proceeds from the pending sale of the Valves & Controls business;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016	$ change	% / point change
Net sales	$1,183.5	$1,190.0	$(6.5)	(0.5)%
Cost of goods sold	761.2	758.7	2.5	0.3%
Gross profit	422.3	431.3	(9.0)	(2.1)%
% of net sales	35.7%	36.2%		(0.5	) pts

Selling, general and administrative	253.9	250.1	3.8	1.5%
% of net sales	21.5%	21.0%		0.5	pts
Research and development	30.0	28.5	1.5	5.3%
% of net sales	2.5%	2.4%		0.1	pts

Operating income	138.4	152.7	(14.3)	(9.4)%
% of net sales	11.7%	12.8%		(1.1	) pts

Net interest expense	35.0	36.2	(1.2)	(3.3)%

Income from continuing operations before income taxes	103.6	116.9	(13.3)	(11.4)%
Provision for income taxes	22.9	25.1	(2.2)	(8.8)%
Effective tax rate	22.1%	21.5%		0.6	pts
Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2017
over the prior year period
Volume	(1.8)%
Price	1.1
Core growth	(0.7)
Acquisition	0.5
Currency	(0.3)
Total	(0.5)%
The 0.5 percentage point decrease in net sales in the first quarter of 2017 from 2016 and was primarily driven by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving lower project core sales volume; and

•	a strong U.S. dollar causing unfavorable foreign currency effects for the three months ended March 31, 2017.
These decreases were partially offset by:

•	core sales growth in our residential and commercial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017.

Gross profit
The 0.5 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2017 from 2016 was primarily driven by:

•	lower project core sales volumes in the Electrical segment, which resulted in decreased leverage on fixed expenses included in cost of goods sold;

•	non-recurring costs on large projects in the first quarter of 2017; and

•	inflationary increases related to raw materials and labor costs.
These decreases were partially offset by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Selling, general and administrative ("SG&A")
The 0.5 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2017 from 2016 was primarily driven by:

•	restructuring costs of $20.9 million in the first quarter of 2017, compared to $0.5 million in the first quarter of 2016; and

•	increased investment in sales and marketing to drive growth.
This increase was partially offset by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	benefit from the reversal of a $13.3 million indemnification liability related to our 2012 transaction with Tyco (now known as Johnson Controls International plc).
Net interest expense
The 3.3 percent decrease in net interest expense in the first quarter of 2017 from 2016 was primarily driven by:

•	the impact of higher debt levels during the first quarter of 2016, compared to the first quarter of 2017.
This decrease was partially offset by:

•	increased overall interest rates in effect on our outstanding debt during the first quarter of 2017, compared to the first quarter of 2016.
Provision for income taxes
The 0.6 percentage point increase in the effective tax rate in the first quarter of 2017 from 2016 was primarily driven by:

•	non-recurring benefits related to resolution of tax disputes and expiration of statutes of limitations during the first quarter of 2016 that did not recur in the first quarter of 2017; and
•the tax impact and timing of losses incurred during the first quarter of 2017, compared to the first quarter of 2016.
This increase was partially offset by:
•mix of global earnings toward lower tax jurisdictions; and
•the income tax effects of vesting and exercise of share-based awards.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Water and Electrical). Each of these segments is comprised of various product offerings that serve multiple end users.

We evaluate the performance of our two reportable segments based on net sales and segment income and use a variety of ratios to measure performance. Segment income represents equity income of unconsolidated subsidiaries and operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Water
The net sales and segment income for the Water segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016	% / point change
Net sales	$682.9	$665.7	2.6%
Segment income	116.0	101.2	14.6%
% of net sales	17.0%	15.2%	1.8	pts
Net sales
The components of the change in Water net sales from the prior period were as follows:

Three months ended March 31, 2017
over the prior year period
Volume	0.9%
Price	1.5
Core growth	2.4
Acquisition	0.5
Currency	(0.3)
Total	2.6%
The 2.6 percent increase in net sales for Water in the first quarter of 2017 from 2016 was primarily driven by:

•	core sales growth in our residential and commercial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017.
These increases were partially offset by:

•	a strong U.S. dollar causing unfavorable foreign currency effects during the three months ended March 31, 2017;

•	core sales declines in certain developing regions, including the Middle East, Eastern Europe and Africa; and

•	core sales declines in energy and infrastructure markets due to customer delays in capital spending.
Segment income
The components of the change in the Water segment income from the prior period were as follows:

	Three months ended March 31, 2017
	over the prior year period
Growth	(1.1) pts
Acquisition	(0.1)
Inflation	(1.1)
Productivity/Price	4.1
Total	1.8	pts

The 1.8 percentage point increase in segment income for Water as a percentage of net sales in the first quarter of 2017 from 2016 was primarily driven by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	continued growth investments in research & development and sales & marketing.
Electrical
The net sales and segment income for the Electrical segment for the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
In millions	March 31, 2017	March 31, 2016	% / point change
Net sales	$502.2	$524.6	(4.3)%
Segment income	103.5	112.8	(8.2)%
% of net sales	20.6%	21.5%	(0.9	) pts
Net sales
The components of the change in the Electrical segment net sales from the prior period were as follows:

Three months ended March 31, 2017
over the prior year period
Volume	(5.1)%
Price	0.5
Core growth	(4.6)
Acquisition	0.6
Currency	(0.3)
Total	(4.3)%
The 4.3 percent decrease in net sales for Electrical in the first quarter of 2017 from 2016 was primarily driven by:

•	core sales declines in the energy and infrastructure businesses, driven by lower project core sales volume for the three months ended March 31, 2017; and

•	a strong U.S. dollar causing unfavorable foreign currency effects during the three months ended March 31, 2017.
These decreases were partially offset by:

•	core sales growth in our industrial and residential and commercial businesses;

•	increased sales related to a business acquisition that occurred in the first quarter of 2017; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in the Electrical segment income from the prior period were as follows:

	Three months ended March 31, 2017
	over the prior year period
Growth	(1.6) pts
Inflation	(1.9)
Productivity/Price	2.6
Total	(0.9	) pts

The 0.9 percentage point decrease in segment income for Electrical as a percentage of net sales in the first quarter of 2017 from 2016 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials; and

•	lower core sales volumes in our energy and infrastructure businesses, which resulted in decreased leverage on operating expenses.
These decreases were partially offset by:

•	higher core sales in our industrial and residential and commercial businesses during the three months ended March 31, 2017, which resulted in increased leverage on operating expenses; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
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
We experience seasonal cash flows primarily due to seasonal demand in a number of markets within both our Water and Electrical segments. We generally borrow in the first quarter of our fiscal year for operational purposes, which usage reverses in the second quarter as the seasonality of our businesses peaks. End-user demand for pool and certain pumping equipment follows warm weather trends and is at seasonal highs from April to August. The magnitude of the sales spike is partially mitigated by employing some advance sale "early buy" programs (generally including extended payment terms and/or additional discounts). Demand for residential and agricultural water systems is also impacted by weather patterns, particularly by heavy flooding and droughts. Additionally, Electrical generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere.
Operating activities
Cash used for operating activities of continuing operations was $88.7 million in the first three months of 2017, compared to $17.7 million in the same period of 2016.
The $88.7 million in net cash used for operating activities of continuing operations in the first three months of 2017 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2017 were negatively impacted by $221.2 million due to the increase in net working capital, primarily the result of increases in accounts receivable and inventories in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $126.1 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $17.7 million in net cash used for operating activities of continuing operations in the first three months of 2016 primarily reflects an increase in net working capital of $146.3 million, offset by net income from continuing operations, net of non-cash depreciation and amortization of $136.9 million.
Investing activities
Cash used for investing activities of continuing operations was $80.3 million in the first three months of 2017, compared to $27.7 million in the same period of 2016. Net cash used for investing activities of continuing operations in the first three months of 2017 relates to capital expenditures of $23.6 million and acquisitions, net of cash acquired of $56.7 million. Net cash used for investing activities of continuing operations in the first three months of 2016 relates primarily relates to capital expenditures of $32.8 million, partially offset by $5.4 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2017 to be approximately $100 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash provided by financing activities was $169.0 million in the first three months of 2017, compared with net cash provided by financing activities of $77.2 million in the prior year period. Net cash provided by financing activities in the first three months of 2017 and 2016 primarily included net receipts of commercial paper and revolving long-term debt, partially offset by payment of dividends.
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
In August 2015, Pentair plc, Pentair Investment Switzerland GmbH ("PISG") and Pentair Finance S.A. ("PFSA") entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment,"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of March 31, 2017 and December 31, 2016, PFSA had $532.7 million and $398.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.25 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on March 31, 2017; (b) 4.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on June 30, 2017; and (c) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $1,295.4 million as of March 31, 2017, which was limited to $96.2 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.

In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $53.2 million, of which there were no outstanding borrowings at March 31, 2017. Borrowings under these credit facilities bear interest at variable rates.
As of March 31, 2017, we have $139.8 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Further, we plan to utilize a portion of the proceeds from the sale of our Valves & Controls business to retire a significant portion of outstanding debt, and thus reduce our future contractual obligations. We expect the sale of the Valves & Controls business to be completed in the second quarter of 2017, subject to customary regulatory approvals and closing conditions.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. There were no share repurchases during the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had $800.0 million remaining available for share repurchases under this authorization.
Dividends
On February 21, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on May 5, 2017 to shareholders of record at the close of business on April 21, 2017. Additionally, on December 6, 2016, the Board of Directors declared a quarterly cash dividend of $0.345 that was paid on February 10, 2017 to shareholders of record at the close of business on January 27, 2017 and approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four quarterly installments. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.9 million and $61.8 million at March 31, 2017 and December 31, 2016, respectively.
We paid dividends in the first three months of 2017 of $62.8 million, or $0.345 per ordinary share, compared with $60.1 million, or $0.33 per ordinary share, in the prior year period.
Under Irish law, the payment of future cash dividends and redemptions and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. Generally Accepted Accounting Principles ("GAAP") reported amount (e.g., retained earnings). As of December 31, 2016, our distributable reserve balance was $9.4 billion.
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

The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2017	March 31, 2016
Net cash provided by (used for) operating activities of continuing operations	$(88.7)	$(17.7)
Capital expenditures of continuing operations	(23.6)	(32.8)
Proceeds from sale of property and equipment of continuing operations	—	5.4
Free cash flow from continuing operations	$(112.3)	$(45.1)
Net cash provided by (used for) operating activities of discontinued operations	(17.3)	2.7
Capital expenditures of discontinued operations	(3.9)	(5.4)
Proceeds from sale of property and equipment of discontinued operations	0.2	1.0
Free cash flow	$(133.3)	$(46.8)
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
In our 2016 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. We have not changed these policies from those previously disclosed in our Annual Report.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2017. For additional information, refer to Item 7A of our 2016 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments from the disclosures contained in our 2016 Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2016 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 28	68,394	$58.01	—	$800,000,049
January 29 - February 25	3,524	$56.73	—	$800,000,049
February 26 - March 31	38,687	$59.55	—	$800,000,049
Total	110,605		—

(a)
The purchases in this column include 68,394 shares for the period January 1 - January 28, 3,524 shares for the period January 29 - February 25 and 38,687 shares for the period February 26 - March 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

(b)
The average price paid in this column includes shares deemed surrendered to us by participants in the Plans to satisfy the exercise price for the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2017.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Senior Vice President, Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended March 31, 2017

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.