Form 10-Q
period 2017-06-30
PENTAIR plc
filed 2017-07-25
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2017, 181,479,171 shares of Registrant’s common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$1,265.3	$1,301.2	$2,448.8	$2,491.2
Cost of goods sold	782.1	819.4	1,543.3	1,578.1
Gross profit	483.2	481.8	905.5	913.1
Selling, general and administrative	241.7	249.7	495.6	499.8
Research and development	28.7	28.7	58.7	57.2
Operating income	212.8	203.4	351.2	356.1
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.4)	(1.1)	(0.6)	(1.5)
Loss on early extinguishment of debt	101.4	—	101.4	—
Net interest expense	25.3	35.4	60.3	71.6
Income from continuing operations before income taxes	86.5	169.1	190.1	286.0
Provision for income taxes	18.2	36.4	41.1	61.5
Net income from continuing operations	68.3	132.7	149.0	224.5
(Loss) income from discontinued operations, net of tax	(5.2)	10.1	1.9	25.7
Gain from sale of discontinued operations, net of tax	200.6	—	200.6	—
Net income	$263.7	$142.8	$351.5	$250.2
Comprehensive income, net of tax
Net income	$263.7	$142.8	$351.5	$250.2
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $374.2 for the three and six months ended June 30, 2017)	392.6	(25.8)	468.3	2.2
Changes in market value of derivative financial instruments, net of tax	(0.9)	10.9	0.7	(3.8)
Comprehensive income	$655.4	$127.9	$820.5	$248.6
Earnings per ordinary share
Basic
Continuing operations	$0.37	$0.73	$0.82	$1.24
Discontinued operations	1.08	0.06	1.11	0.14
Basic earnings per ordinary share	$1.45	$0.79	$1.93	$1.38
Diluted
Continuing operations	$0.37	$0.73	0.81	1.23
Discontinued operations	1.06	0.05	1.10	0.14
Diluted earnings per ordinary share	$1.43	$0.78	$1.91	$1.37
Weighted average ordinary shares outstanding
Basic	181.7	180.9	181.9	180.8
Diluted	183.8	183.0	183.9	182.8
Cash dividends paid per ordinary share	$0.345	$0.33	$0.69	$0.66
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$177.8	$238.5
Accounts and notes receivable, net of allowances of $28.0 and $25.6, respectively	764.5	764.0
Inventories	565.4	524.2
Other current assets	247.1	253.4
Current assets held for sale	—	891.9
Total current assets	1,754.8	2,672.0
Property, plant and equipment, net	550.9	538.6
Other assets
Goodwill	4,314.2	4,217.4
Intangibles, net	1,624.3	1,631.8
Other non-current assets	424.9	182.1
Non-current assets held for sale	—	2,292.9
Total other assets	6,363.4	8,324.2
Total assets	$8,669.1	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.3	$0.8
Accounts payable	407.8	436.6
Employee compensation and benefits	143.8	166.1
Other current liabilities	496.5	511.5
Current liabilities held for sale	—	356.2
Total current liabilities	1,048.4	1,471.2
Other liabilities
Long-term debt	1,698.9	4,278.4
Pension and other post-retirement compensation and benefits	268.4	253.4
Deferred tax liabilities	546.5	609.5
Other non-current liabilities	203.4	162.0
Non-current liabilities held for sale	—	505.9
Total liabilities	3,765.6	7,280.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 181.5 and 181.8 issued at June 30, 2017 and December 31, 2016, respectively	1.8	1.8
Additional paid-in capital	2,876.3	2,920.8
Retained earnings	2,292.7	2,068.1
Accumulated other comprehensive loss	(267.3)	(736.3)
Total equity	4,903.5	4,254.4
Total liabilities and equity	$8,669.1	$11,534.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2017	June 30, 2016
Operating activities
Net income	$351.5	$250.2
Income from discontinued operations, net of tax	(1.9)	(25.7)
Gain from sale of discontinued operations, net of tax	(200.6)	—
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.6)	(1.5)
Depreciation	42.0	43.5
Amortization	48.6	48.5
Deferred income taxes	(16.7)	(26.3)
Share-based compensation	26.0	22.3
Loss on early extinguishment of debt	101.4	—
Excess tax benefits from share-based compensation	—	(3.2)
Gain on sale of assets	—	(0.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	28.5	78.1
Inventories	(21.3)	8.9
Other current assets	(10.2)	(68.0)
Accounts payable	(46.8)	(31.5)
Employee compensation and benefits	(30.7)	(12.1)
Other current liabilities	(49.5)	50.7
Other non-current assets and liabilities	(8.8)	(12.3)
Net cash provided by (used for) operating activities of continuing operations	210.9	320.9
Net cash provided by (used for) operating activities of discontinued operations	(55.6)	48.6
Net cash provided by (used for) operating activities	155.3	369.5
Investing activities
Capital expenditures	(37.6)	(64.0)
Proceeds from sale of property and equipment	3.8	7.6
Proceeds from sale of businesses, net	2,765.6	—
Acquisitions, net of cash acquired	(59.5)	—
Other	—	(3.7)
Net cash provided by (used for) investing activities of continuing operations	2,672.3	(60.1)
Net cash provided by (used for) investing activities of discontinued operations	(6.5)	(8.0)
Net cash provided by (used for) investing activities	2,665.8	(68.1)
Financing activities
Net repayments of short-term borrowings	(0.5)	—
Net repayments of commercial paper and revolving long-term debt	(975.5)	(139.8)
Repayments of long-term debt	(1,659.3)	(0.7)
Premium paid on early extinguishment of debt	(94.9)	—
Excess tax benefits from share-based compensation	—	3.2
Shares issued to employees, net of shares withheld	29.5	8.3
Repurchases of ordinary shares	(100.0)	—
Dividends paid	(126.1)	(119.7)
Net cash provided by (used for) financing activities	(2,926.8)	(248.7)
Effect of exchange rate changes on cash and cash equivalents	45.0	(5.7)
Change in cash and cash equivalents	(60.7)	47.0
Cash and cash equivalents, beginning of period	238.5	126.3
Cash and cash equivalents, end of period	$177.8	$173.3
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	351.5	—	351.5
Other comprehensive income, net of tax	—	—	—	—	469.0	469.0
Dividends declared	—	—	—	(126.9)	—	(126.9)
Share repurchase	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.0	—	36.5	—	—	36.5
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.0)	—	—	(7.0)
Share-based compensation	—	—	26.0	—	—	26.0
Balance - June 30, 2017	181.5	$1.8	$2,876.3	$2,292.7	$(267.3)	$4,903.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2015	180.5	$1.8	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	250.2	—	250.2
Other comprehensive loss, net of tax	—	—	—	—	(1.6)	(1.6)
Dividends declared	—	—	—	(121.7)	—	(121.7)
Exercise of options, net of shares tendered for payment	0.4	—	13.8	—	—	13.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(5.5)	—	—	(5.5)
Share-based compensation	—	—	22.3	—	—	22.3
Balance - June 30, 2016	181.1	$1.8	$2,890.9	$1,920.2	$(646.6)	$4,166.3
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
Proposed Separation
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Proposed Separation"). The Proposed Separation is expected to occur through a tax-free spin-off of the Electrical business to Pentair shareholders.

Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair’s Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. Upon completion of the Proposed Separation, it is anticipated that Electrical’s jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K.
The disclosures and financial statements within these condensed consolidated financial statements include the results of operations, financial condition and cash flows of the Electrical business as continuing operations.
We expect to complete the Proposed Separation in the second quarter of 2018; however, there can be no assurance regarding the ultimate timing of the Proposed Separation or that the Proposed Separation will be completed.
New accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for share-based payments. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Condensed Consolidated Statements of Cash Flows. We adopted the new standard in the first quarter of 2017. The impact of the adoption resulted in the following:

•
All excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized within income taxes in the period in which they occur rather than within additional paid-in-capital. Our adoption of this requirement under the new standard had no material impact for the three and six months ended June 30, 2017.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and six months ended June 30, 2017. This increased diluted weighted average common shares outstanding by less than 350,000 shares for the three and six months ended June 30, 2017.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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
In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt the new revenue guidance as of January 1, 2018 and expects to utilize the modified retrospective transition method of adoption, with adjustment to beginning retained earnings for the cumulative effect of the change. In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of quantifying the impact of adopting the new revenue standard. Based on its procedures to date, the Company does not believe the adoption of the new standard will have a material impact on its results of operations, financial condition or cash flows. The new standard will result in enhanced disclosures in the footnotes to our consolidated financial statements to provide additional quantitative and qualitative information related to disaggregation of revenue, changes in contract assets and liabilities and remaining performance obligations. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of identifying such changes.
2.Discontinued Operations
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion, subject to final working capital adjustments. The sale resulted in a gain, net of tax, of $200.6 million.

The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $42.5 million and $53.7 million related to the sale of Valves & Controls were incurred during the three and six months ended June 30, 2017, respectively, and were recorded within Gain from sale of discontinued operations before income taxes presented below.

Results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$93.8	$433.6	$450.3	$820.6
Cost of goods sold	71.8	316.3	339.7	599.1
Gross profit	22.0	117.3	110.6	221.5
Selling, general and administrative	23.8	98.8	103.3	180.3
Research and development	1.5	5.1	5.7	9.9
Operating (loss) income	$(3.3)	$13.4	$1.6	$31.3

(Loss) income from discontinued operations before income taxes	$(3.2)	$13.3	$2.5	$31.5
Provision for income taxes	2.0	3.2	0.6	5.8
(Loss) income from discontinued operations, net of tax	$(5.2)	$10.1	$1.9	$25.7

Gain from sale of discontinued operations before income taxes	$203.0	$—	$203.0	$—
Provision for income taxes	2.4	—	2.4	—
Gain from sale of discontinued operations, net of tax	$200.6	$—	$200.6	$—

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	June 30, 2017	December 31, 2016
Accounts and notes receivable, net	$—	$365.4
Inventories	—	491.5
Other current assets	—	35.0
Current assets held for sale	$—	$891.9
Property, plant and equipment, net	$—	$361.5
Goodwill	—	996.4
Intangibles, net	—	703.5
Asbestos-related insurance receivable	—	108.5
Other non-current assets	—	123.0
Non-current assets held for sale	$—	$2,292.9
Accounts payable	$—	$151.4
Employee compensation and benefits	—	61.5
Other current liabilities	—	143.3
Current liabilities held for sale	$—	$356.2
Pension and other post-retirement compensation and benefits	$—	$32.2
Deferred tax liabilities	—	162.8
Asbestos-related liabilities	—	228.3
Other non-current liabilities	—	82.6
Non-current liabilities held for sale	$—	$505.9

3.	Share Plans
Total share-based compensation expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Restricted stock units	$5.5	$3.6	$11.3	$10.6
Stock options	2.0	1.8	6.5	7.2
Performance share units	2.1	0.8	8.2	4.5
Total share-based compensation expense	$9.6	$6.2	$26.0	$22.3

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
During the six months ended June 30, 2017 and the year ended December 31, 2016, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the six months ended June 30, 2017 included the reduction in hourly and salaried headcount of approximately 300 employees, consisting of approximately 150 in Water and 150 in Electrical. Initiatives during the year ended December 31, 2016 included the reduction in hourly and salaried headcount of approximately 650 employees, consisting of approximately 300 in Water and 350 in Electrical.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Severance and related costs	$12.8	$11.3	$33.4	$11.9
Other	—	0.8	0.3	0.7
Total restructuring costs	$12.8	$12.1	$33.7	$12.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Water	$5.8	$7.5	$12.9	$6.9
Electrical	3.7	3.7	13.0	3.9
Other	3.3	0.9	7.8	1.8
Consolidated	$12.8	$12.1	$33.7	$12.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2017:

In millions	June 30, 2017
Beginning balance	$25.4
Costs incurred	33.4
Cash payments and other	(23.1)
Ending balance	$35.7

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$263.7	$142.8	$351.5	$250.2
Net income from continuing operations	$68.3	$132.7	$149.0	$224.5
Weighted average ordinary shares outstanding
Basic	181.7	180.9	181.9	180.8
Dilutive impact of stock options, restricted stock units and performance share units	2.1	2.1	2.0	2.0
Diluted	183.8	183.0	183.9	182.8
Earnings per ordinary share
Basic
Continuing operations	$0.37	$0.73	$0.82	$1.24
Discontinued operations	1.08	0.06	1.11	0.14
Basic earnings per ordinary share	$1.45	$0.79	$1.93	$1.38
Diluted
Continuing operations	$0.37	$0.73	$0.81	$1.23
Discontinued operations	1.06	0.05	1.10	0.14
Diluted earnings per ordinary share	$1.43	$0.78	$1.91	$1.37
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.7	1.2	1.9	2.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	June 30, 2017	December 31, 2016
Inventories
Raw materials and supplies	$240.0	$223.5
Work-in-process	76.9	67.3
Finished goods	248.5	233.4
Total inventories	$565.4	$524.2
Other current assets
Cost in excess of billings	$113.6	$107.7
Prepaid expenses	93.6	68.7
Prepaid income taxes	31.9	67.2
Other current assets	8.0	9.8
Total other current assets	$247.1	$253.4
Property, plant and equipment, net
Land and land improvements	$69.6	$66.2
Buildings and leasehold improvements	348.1	335.0
Machinery and equipment	984.2	932.5
Construction in progress	44.3	68.6
Total property, plant and equipment	1,446.2	1,402.3
Accumulated depreciation and amortization	895.3	863.7
Total property, plant and equipment, net	$550.9	$538.6
Other non-current assets
Deferred income taxes	$37.3	$39.0
Prepaid income taxes	252.2	—
Deferred compensation plan assets	46.3	47.9
Other non-current assets	89.1	95.2
Total other non-current assets	$424.9	$182.1
Other current liabilities
Dividends payable	$62.6	$61.8
Accrued warranty	41.0	38.9
Accrued rebates	88.2	78.2
Billings in excess of cost	35.3	22.5
Income taxes payable	—	87.3
Accrued restructuring	35.7	25.4
Other current liabilities	233.7	197.4
Total other current liabilities	$496.5	$511.5
Other non-current liabilities
Income taxes payable	$35.2	$36.1
Self-insurance liabilities	49.8	49.8
Deferred compensation plan liabilities	46.3	47.9
Other non-current liabilities	72.1	28.2
Total other non-current liabilities	$203.4	$162.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2016	Acquisitions/divestitures	Foreign currency translation/other	June 30, 2017
Water	$1,994.6	$27.7	$58.2	$2,080.5
Electrical	2,222.8	5.3	5.6	2,233.7
Total goodwill	$4,217.4	$33.0	$63.8	$4,314.2
Identifiable intangible assets consisted of the following:

	June 30, 2017			December 31, 2016
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,507.6	$(392.2)	$1,115.4	$1,478.0	$(346.7)	$1,131.3
Trade names	1.9	(1.5)	0.4	1.8	(1.4)	0.4
Proprietary technology and patents	142.8	(100.0)	42.8	141.3	(100.3)	41.0
Total finite-life intangibles	1,652.3	(493.7)	1,158.6	1,621.1	(448.4)	1,172.7
Indefinite-life intangibles
Trade names	465.7	—	465.7	459.1	—	459.1
Total intangibles, net	$2,118.0	$(493.7)	$1,624.3	$2,080.2	$(448.4)	$1,631.8
Intangible asset amortization expense was $24.6 million and $24.3 million for the three months ended June 30, 2017 and 2016, respectively, and $48.6 million and $48.5 million for the six months ended June 30, 2017 and 2016, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

	Q3-Q4
In millions	2017	2018	2019	2020	2021	2022
Estimated amortization expense	$48.7	$95.4	$88.5	$83.4	$77.1	$70.0
During the first six months of 2017, we completed acquisitions with purchase prices totaling $59.5 million in cash, net of cash acquired. Identifiable intangible assets acquired included $19.1 million of definite-lived customer relationships with an estimated useful life of 11 years. The pro-forma impact of these acquisitions was not material

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2017	Maturity Year	June 30, 2017	December 31, 2016
Commercial paper	—	2019	$—	$398.7
Revolving credit facilities	—	2019	—	576.8
Senior notes - fixed rate (1)	1.875%	2017	350.0	350.0
Senior notes - fixed rate (1)	2.900%	2018	255.3	500.0
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	567.0	520.7
Senior notes - fixed rate (1)	3.625%	2020	74.0	400.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	500.0
Senior notes - fixed rate (1)	3.150%	2022	88.3	550.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	250.0
Other	N/A	N/A	0.3	0.8
Unamortized debt issuance costs and discounts	N/A	N/A	(8.8)	(17.8)
Total debt			1,699.2	4,279.2
Less: Current maturities and short-term borrowings			(0.3)	(0.8)
Long-term debt			$1,698.9	$4,278.4

(1) Senior notes are guaranteed as to payment by Pentair plc and PISG
In October 2014, Pentair plc, Pentair Investments Switzerland GmbH ("PISG"), Pentair Finance S.à r.l. ("PFSA") and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
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
In May 2017, we repurchased aggregate principal of certain series of outstanding notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2017 and $398.7 million as of December 31, 2016, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.00 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending on June 30, 2017; and (b) 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,500.0 million as of June 30, 2017, which was limited to $2,070.4 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $35.1 million, of which there were no outstanding borrowings at June 30, 2017. Borrowings under these credit facilities bear interest at variable rates.
We have $350.0 million of fixed rate senior notes maturing in September 2017. We classified this debt as long-term as of June 30, 2017 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2017 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2017	2018	2019	2020	2021	2022	Thereafter	Total
Contractual debt obligation maturities	$0.3	$255.3	$1,167.0	$74.0	$103.8	$88.3	$19.3	$1,708.0

9.	Derivatives and Financial Instruments
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

At June 30, 2017 and December 31, 2016, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $377.9 million and $475.6 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and six months ended June 30, 2017 and 2016 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of June 30, 2017 and December 31, 2016, we had a deferred foreign currency loss of $2.2 million and a gain of $44.2 million, respectively, in AOCI associated with the net investment hedge activity.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2017		December 31, 2016
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$0.3	$0.3	$976.3	$976.3
Fixed rate debt	1,707.7	1,735.0	3,320.7	3,427.1
Total debt	$1,708.0	$1,735.3	$4,297.0	$4,403.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(29.1)	$—	$(29.1)
Deferred compensation plan assets (1)	40.5	5.8	—	46.3
Total recurring fair value measurements	$40.5	$(23.3)	$—	$17.2

	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$5.5	$—	$5.5
Foreign currency contract liabilities	—	(5.4)	—	(5.4)
Deferred compensation plan assets (1)	41.6	6.3	—	47.9
Total recurring fair value measurements	$41.6	$6.4	$—	$48.0
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
The effective income tax rate for the six months ended June 30, 2017 was 21.6%, compared to 21.5% for 2016. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $37.8 million and $71.1 million at June 30, 2017 and December 31, 2016, respectively. The $33.3 million reduction in uncertain tax positions between December 31, 2016 and June 30, 2017 is primarily due to the settlement of tax controversies with the Internal Revenue Service and the payment of resulting tax liabilities. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2017 and 2016 were as follows:

	U.S. pension plans
	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$2.6	$2.8	$5.2	$5.6
Interest cost	4.1	4.1	8.2	8.2
Expected return on plan assets	(2.9)	(2.9)	(5.8)	(5.8)
Net periodic benefit cost	$3.8	$4.0	$7.6	$8.0

	Non-U.S. pension plans		Non-U.S. pension plans
	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$1.8	$2.1	$3.6	$4.2
Interest cost	0.9	1.1	1.8	2.2
Expected return on plan assets	(0.3)	(0.4)	(0.6)	(0.8)
Net periodic benefit cost	$2.4	$2.8	$4.8	$5.6
Components of net periodic benefit cost for our other post-retirement plans for the three and six months ended June 30, 2017 and 2016 were not material.

12.	Shareholders’ Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the six months ended June 30, 2017, we repurchased 1.5 million of our shares for $100.0 million pursuant to this authorization. As of June 30, 2017, we had $700.0 million available for share repurchases under this authorization.
Dividends payable
On December 6, 2016, the Board of Directors approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four equal quarterly installments. Additionally, on May 9, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on August 4, 2017 to shareholders of record at the close of business on July 21, 2017. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.6 million and $61.8 million at June 30, 2017 and December 31, 2016, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales
Water	$753.7	$761.7	$1,436.6	$1,427.4
Electrical	513.2	540.6	1,015.4	1,065.2
Other	(1.6)	(1.1)	(3.2)	(1.4)
Consolidated	$1,265.3	$1,301.2	$2,448.8	$2,491.2
Segment income (loss)
Water	$161.0	$153.6	$277.0	$254.8
Electrical	112.8	111.6	216.3	224.4
Other	(18.6)	(24.2)	(54.6)	(60.3)
Consolidated	$255.2	$241.0	$438.7	$418.9
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Segment income	$255.2	$241.0	$438.7	$418.9
Restructuring and other	(17.4)	(12.2)	(38.3)	(12.8)
Intangible amortization	(24.6)	(24.3)	(48.6)	(48.5)
Loss of early extinguishment of debt	(101.4)	—	(101.4)	—
Net interest expense	(25.3)	(35.4)	(60.3)	(71.6)
Income from continuing operations before income taxes	$86.5	$169.1	$190.1	$286.0

14.	Commitments and Contingencies
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
We recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. In connection with the disposition of the Valves & Controls business, we agreed to indemnify Emerson Electric Co. for certain pre-closing tax liabilities. During the second quarter of 2017, we recorded a liability representing the fair value of our expected future obligation for this matter.
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the six months ended June 30, 2017 were as follows:

In millions	June 30, 2017
Beginning balance	$38.9
Service and product warranty provision	28.3
Payments	(28.3)
Acquisitions	1.6
Foreign currency translation	0.5
Ending balance	$41.0
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
As of June 30, 2017 and December 31, 2016, the outstanding value of bonds, letters of credit and bank guarantees totaled $210.4 million and $331.0 million, respectively.

15.	Supplemental Guarantor Information
Pentair plc (the "Parent Company Guarantor") and PISG (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of PFSA (the "Subsidiary Issuer"). The Subsidiary Guarantor is a Switzerland limited liability company and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg private limited liability company and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,265.3	$—	$1,265.3
Cost of goods sold	—	—	—	782.1	—	782.1
Gross profit	—	—	—	483.2	—	483.2
Selling, general and administrative	4.3	0.1	0.1	237.2	—	241.7
Research and development	—	—	—	28.7	—	28.7
Operating income (loss)	(4.3)	(0.1)	(0.1)	217.3	—	212.8
Loss (earnings) from continuing operations of investment in subsidiaries	(72.6)	(72.7)	(210.9)	—	356.2	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.4)	—	(0.4)
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest expense	—	—	21.9	3.4	—	25.3
Income (loss) from continuing operations before income taxes	68.3	72.6	97.9	203.9	(356.2)	86.5
Provision for income taxes	—	—	—	18.2	—	18.2
Net income (loss) from continuing operations	68.3	72.6	97.9	185.7	(356.2)	68.3
Loss from discontinued operations, net of tax	—	—	—	(5.2)	—	(5.2)
Gain from sale of discontinued operations, net of tax	—	—	—	200.6	—	200.6
Earnings (loss) from discontinued operations of investment in subsidiaries	195.4	195.4	195.4	—	(586.2)	—
Net income (loss)	$263.7	$268.0	$293.3	$381.1	$(942.4)	$263.7
Comprehensive income (loss), net of tax
Net income (loss)	$263.7	$268.0	$293.3	$381.1	$(942.4)	$263.7
Changes in cumulative translation adjustment	392.6	392.6	392.6	392.6	(1,177.8)	392.6
Changes in market value of derivative financial instruments, net of tax	(0.9)	(0.9)	(0.9)	(0.9)	2.7	(0.9)
Comprehensive income (loss)	$655.4	$659.7	$685.0	$772.8	$(2,117.5)	$655.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,448.8	$—	$2,448.8
Cost of goods sold	—	—	—	1,543.3	—	1,543.3
Gross profit	—	—	—	905.5	—	905.5
Selling, general and administrative	(3.8)	0.2	0.4	498.8	—	495.6
Research and development	—	—	—	58.7	—	58.7
Operating income (loss)	3.8	(0.2)	(0.4)	348.0	—	351.2
Loss (earnings) from continuing operations of investment in subsidiaries	(145.2)	(145.4)	(312.3)	—	602.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.6)	—	(0.6)
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest expense	—	—	50.3	10.0	—	60.3
Income (loss) from continuing operations before income taxes	149.0	145.2	170.6	328.2	(602.9)	190.1
Provision for income taxes	—	—	—	41.1	—	41.1
Net income (loss) from continuing operations	149.0	145.2	170.6	287.1	(602.9)	149.0
Loss from discontinued operations, net of tax	—	—	—	1.9	—	1.9
Gain from sale of discontinued operations, net of tax	—	—	—	200.6	—	200.6
Earnings (loss) from discontinued operations of investment in subsidiaries	202.5	202.5	202.5	—	(607.5)	—
Net income (loss)	$351.5	$347.7	$373.1	$489.6	$(1,210.4)	$351.5
Comprehensive income (loss), net of tax
Net income (loss)	$351.5	$347.7	$373.1	$489.6	$(1,210.4)	$351.5
Changes in cumulative translation adjustment	468.3	468.3	468.3	468.3	(1,404.9)	468.3
Changes in market value of derivative financial instruments, net of tax	0.7	0.7	0.7	0.7	(2.1)	0.7
Comprehensive income (loss)	$820.5	$816.7	$842.1	$958.6	$(2,617.4)	$820.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$51.0	$126.7	$—	$177.8
Accounts and notes receivable, net	3.4	—	—	761.1	—	764.5
Inventories	—	—	—	565.4	—	565.4
Other current assets	2.3	1.9	—	239.9	3.0	247.1
Total current assets	5.8	1.9	51.0	1,693.1	3.0	1,754.8
Property, plant and equipment, net	—	—	—	550.9	—	550.9
Other assets
Investments in subsidiaries	4,821.0	4,819.2	7,078.4	—	(16,718.6)	—
Goodwill	—	—	—	4,314.2	—	4,314.2
Intangibles, net	—	—	—	1,624.3	—	1,624.3
Other non-current assets	195.4	1.2	570.6	985.8	(1,328.1)	424.9
Total other assets	5,016.4	4,820.4	7,649.0	6,924.3	(18,046.7)	6,363.4
Total assets	$5,022.2	$4,822.3	$7,700.0	$9,168.3	$(18,043.7)	$8,669.1
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.3	$—	$0.3
Accounts payable	0.3	—	—	407.5	—	407.8
Employee compensation and benefits	0.1	—	—	143.7	—	143.8
Other current liabilities	83.4	1.3	21.4	387.4	3.0	496.5
Total current liabilities	83.8	1.3	21.4	938.9	3.0	1,048.4
Other liabilities
Long-term debt	—	—	2,834.0	193.0	(1,328.1)	1,698.9
Pension and other post-retirement compensation and benefits	—	—	—	268.4	—	268.4
Deferred tax liabilities	—	—	—	546.5	—	546.5
Other non-current liabilities	34.9	—	—	168.5	—	203.4
Total liabilities	118.7	1.3	2,855.4	2,115.3	(1,325.1)	3,765.6
Equity	4,903.5	4,821.0	4,844.6	7,053.0	(16,718.6)	4,903.5
Total liabilities and equity	$5,022.2	$4,822.3	$7,700.0	$9,168.3	$(18,043.7)	$8,669.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$165.8	$347.1	$378.1	$474.7	$(1,210.4)	$155.3
Investing activities
Capital expenditures	—	—	—	(37.6)	—	(37.6)
Proceeds from sale of property and equipment	—	—	—	3.8	—	3.8
Proceeds from sale of businesses, net	—	—	2,765.6	—	—	2,765.6
Acquisitions, net of cash acquired	—	—	—	(59.5)	—	(59.5)
Net intercompany loan activity	—	—	170.1	256.2	(426.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	2,935.7	162.9	(426.3)	2,672.3
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(6.5)	—	(6.5)
Net cash provided by (used for) investing activities	—	—	2,935.7	156.4	(426.3)	2,665.8
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.5)	—	(0.5)
Net repayments of commercial paper and revolving long-term debt	—	—	(298.7)	(676.8)	—	(975.5)
Repayments of long-term debt	—	—	(1,567.8)	(91.5)	—	(1,659.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(5.7)	(347.1)	(1,356.7)	72.8	1,636.7	—
Shares issued to employees, net of shares withheld	2.8	—	—	26.7	—	29.5
Repurchases of ordinary shares	(100.0)	—	—	—	—	(100.0)
Dividends paid	(62.8)	—	—	(63.3)	—	(126.1)
Net cash provided by (used for) financing activities	(165.7)	(347.1)	(3,309.2)	(741.5)	1,636.7	(2,926.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	46.4	(1.4)	—	45.0
Change in cash and cash equivalents	0.1	—	51.0	(111.8)	—	(60.7)
Cash and cash equivalents, beginning of period	—	—	—	238.5	—	238.5
Cash and cash equivalents, end of period	$0.1	$—	$51.0	$126.7	$—	$177.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,301.2	$—	$1,301.2
Cost of goods sold	—	—	—	819.4	—	819.4
Gross profit	—	—	—	481.8	—	481.8
Selling, general and administrative	—	—	—	249.7	—	249.7
Research and development	—	—	—	28.7	—	28.7
Operating income				203.4	—	203.4
Loss (earnings) from continuing operations of investment in subsidiaries	(132.6)	(132.6)	(161.4)	—	426.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.1)	—	(1.1)
Net interest expense	—	—	28.8	6.6	—	35.4
Income (loss) from continuing operations before income taxes	132.6	132.6	132.6	197.9	(426.6)	169.1
Provision (benefit) for income taxes	(0.1)	—	—	36.5	—	36.4
Net income (loss) from continuing operations	132.7	132.6	132.6	161.4	(426.6)	132.7
Income from discontinued operations, net of tax	—	—	—	10.1	—	10.1
Earnings (loss) from discontinued operations of investment in subsidiaries	10.1	10.1	10.1	—	(30.3)	—
Net income (loss)	$142.8	$142.7	$142.7	$171.5	$(456.9)	$142.8
Comprehensive income (loss), net of tax
Net income (loss)	$142.8	$142.7	$142.7	$171.5	$(456.9)	$142.8
Changes in cumulative translation adjustment	(25.8)	(25.8)	(25.8)	(25.8)	77.4	(25.8)
Changes in market value of derivative financial instruments, net of tax	10.9	10.9	10.9	10.9	(32.7)	10.9
Comprehensive income (loss)	$127.9	$127.8	$127.8	$156.6	$(412.2)	$127.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Six months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$2,491.2	$—	$2,491.2
Cost of goods sold	—	—	—	1,578.1	—	1,578.1
Gross profit	—	—	—	913.1	—	913.1
Selling, general and administrative	7.1	—	0.9	491.8	—	499.8
Research and development	—	—	—	57.2	—	57.2
Operating income (loss)	(7.1)	—	(0.9)	364.1	—	356.1
Loss (earnings) from continuing operations of investment in subsidiaries	(231.5)	(231.5)	(288.6)	—	751.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.5)	—	(1.5)
Net interest expense	—	—	56.2	15.4	—	71.6
Income (loss) from continuing operations before income taxes	224.4	231.5	231.5	350.2	(751.6)	286.0
Provision (benefit) for income taxes	(0.1)	—	—	61.6	—	61.5
Net income (loss) from continuing operations	224.5	231.5	231.5	288.6	(751.6)	224.5
Income from discontinued operations, net of tax	—	—	—	25.7	—	25.7
Earnings (loss) from discontinued operations of investment in subsidiaries	25.7	25.7	25.7	—	(77.1)	—
Net income (loss)	$250.2	$257.2	$257.2	$314.3	$(828.7)	$250.2
Comprehensive income (loss), net of tax
Net income (loss)	$250.2	$257.2	$257.2	$314.3	$(828.7)	$250.2
Changes in cumulative translation adjustment	2.2	2.2	2.2	2.2	(6.6)	2.2
Changes in market value of derivative financial instruments, net of tax	(3.8)	(3.8)	(3.8)	(3.8)	11.4	(3.8)
Comprehensive income (loss)	$248.6	$255.6	$255.6	$312.7	$(823.9)	$248.6

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Six months ended June 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$269.2	$241.3	$268.6	$419.2	$(828.8)	$369.5
Investing activities
Capital expenditures	—	—	—	(64.0)	—	(64.0)
Proceeds from sale of property and equipment	—	—	—	7.6	—	7.6
Net intercompany loan activity	—	—	431.2	(65.4)	(365.8)	—
Other	—	—	—	(3.7)	—	(3.7)
Net cash provided by (used for) investing activities of continuing operations	—	—	431.2	(125.5)	(365.8)	(60.1)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(8.0)	—	(8.0)
Net cash provided by (used for) investing activities	—	—	431.2	(133.5)	(365.8)	(68.1)
Financing activities
Net repayments of commercial paper and revolving long-term debt	—	—	(123.1)	(16.7)	—	(139.8)
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(157.8)	(241.3)	(579.5)	(215.9)	1,194.5	—
Excess tax benefits from share-based compensation	—	—	—	3.2	—	3.2
Shares issued to employees, net of shares withheld	8.3	—	—	—	—	8.3
Dividends paid	(119.7)	—	—	—	—	(119.7)
Net cash provided by (used for) financing activities	(269.2)	(241.3)	(702.6)	(230.1)	1,194.5	(248.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	2.8	(8.5)	—	(5.7)
Change in cash and cash equivalents	—	—	—	47.1	(0.1)	47.0
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$0.1	$173.3	$(0.1)	$173.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to satisfy the necessary conditions to consummate the Proposed Separation on a timely basis or at all; the ability to successfully separate the Water and Electrical businesses and realize the anticipated benefits from the Proposed Separation; adverse effects on the Water and Electrical business operations or financial results and the market price of our shares as a result of the announcement or consummation of the Proposed Separation; unanticipated transaction expenses, such as litigation or legal settlement expenses; failure to obtain tax rulings or changes in tax laws; changes in capital market conditions; the impact of the Proposed Separation on our employees, customers and suppliers; overall global economic and business conditions impacting the Water and Electrical businesses; future opportunities that our board may determine present greater potential to increase shareholder value; the ability of the Water and Electrical businesses to operate independently following the Proposed Separation; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the SEC, including this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" "our" or "Pentair" refer to Pentair plc and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. For the first six months of 2017, the Water segment and the Electrical segment represented approximately 59% and 41% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

On April 28, 2017, we completed the sale of our Valves & Controls business to Emerson Electric Co. ("Emerson") for $3.15 billion, subject to customary working capital adjustments. The sale resulted in a gain, net of tax, of $200.6 million. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Proposed Separation"). The Proposed Separation is expected to occur through a tax-free spin-off of the Electrical business to Pentair shareholders.

Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair’s Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. Upon completion of the Proposed Separation, it is anticipated that Electrical’s jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K.
We expect to complete the Proposed Separation in the second quarter of 2018; however, there can be no assurance regarding the ultimate timing of the Proposed Separation or that the Proposed Separation will be completed.
The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations do not reflect the Proposed Separation of the Electrical business.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2016 and the first six months of 2017 and will likely impact our results in the future:

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. During 2016 and the first six months of 2017, our core sales have been challenged by broad-based industrial capital expenditure and maintenance deferrals. Although we saw early signs of recovery in the first six months of 2017, we expect this challenge to continue throughout 2017.

•
We continue to experience declines in project orders, particularly within the energy and infrastructure businesses. We expect headwinds in the energy and infrastructure businesses to continue throughout 2017.

•
We continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business to offset the negative earnings impact of core revenue decline and foreign exchange. We expect these actions will contribute to margin growth in 2017.

•	Our results were negatively impacted due to unfavorable foreign currency effects in 2016 and continuing in the first six months of 2017. We expect this trend to continue throughout 2017.

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

In 2017, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three months ended
In millions	June 30, 2017	June 30, 2016	$ change	% / point change
Net sales	$1,265.3	$1,301.2	$(35.9)	(2.8)%
Cost of goods sold	782.1	819.4	(37.3)	(4.6)%
Gross profit	483.2	481.8	1.4	0.3%
% of net sales	38.2%	37.0%		1.2	pts

Selling, general and administrative	241.7	249.7	(8.0)	(3.2)%
% of net sales	19.1%	19.2%		(0.1	) pts
Research and development	28.7	28.7	—	—
% of net sales	2.3%	2.2%		0.1	pts

Operating income	212.8	203.4	9.4	4.6%
% of net sales	16.8%	15.6%		1.2	pts

Loss on early extinguishment of debt	101.4	—	101.4	N.M.
Net interest expense	25.3	35.4	(10.1)	(28.5)%

Income from continuing operations before income taxes	86.5	169.1	(82.6)	(48.8)%
Provision for income taxes	18.2	36.4	(18.2)	(50.0)%
Effective tax rate	21.0%	21.5%		(0.5	) pts
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2017 and June 30, 2016 were as follows:

	Six months ended
In millions	June 30, 2017	June 30, 2016	$ change	% / point change
Net sales	$2,448.8	$2,491.2	$(42.4)	(1.7)%
Cost of goods sold	1,543.3	1,578.1	(34.8)	(2.2)%
Gross profit	905.5	913.1	(7.6)	(0.8)%
% of net sales	37.0%	36.7%		0.3	pts

Selling, general and administrative	495.6	499.8	(4.2)	(0.8)%
% of net sales	20.2%	20.1%		0.1	pts
Research and development	58.7	57.2	1.5	2.6%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	351.2	356.1	(4.9)	(1.4)%
% of net sales	14.3%	14.3%		—%

Loss on early extinguishment of debt	101.4	—	101.4	N.M
Net interest expense	60.3	71.6	(11.3)	(15.8)%

Income from continuing operations before income taxes	190.1	286.0	(95.9)	(33.5)%
Provision for income taxes	41.1	61.5	(20.4)	(33.2)%
Effective tax rate	21.6%	21.5%		0.1	pts

N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
	over the prior year period	over the prior year period
Volume	(3.6)%	(2.7)%
Price	0.5	0.8
Core growth	(3.1)	(1.9)
Acquisition	1.1	0.8
Currency	(0.8)	(0.6)
Total	(2.8)%	(1.7)%
The 2.8 and 1.7 percentage point decreases in net sales in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving lower project core sales volume;

•	large job adjustments to net sales of $9.7 million in the first half of 2017; and

•	unfavorable foreign currency effects for the three and six months ended June 30, 2017.
These decreases were partially offset by:

•	core sales growth in our residential & commercial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017.
Gross profit
The 1.2 and 0.3 percentage point increases in gross profit as a percentage of sales in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	favorable mix as a result of the decline in lower margin project sales in the second quarter and first half of 2017, compared to the second quarter and first half of 2016.
These increases were partially offset by:

•	lower project core sales volumes in the Electrical segment, which resulted in decreased leverage on fixed expenses included in cost of goods sold; and

•	large job adjustments negatively impacting gross profit by $16.4 million in the first half of 2017.
Selling, general and administrative ("SG&A")
The 0.1 percentage point decrease in SG&A expense as a percentage of sales in the second quarter of 2017 from 2016 was primarily driven by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
The decrease was partially offset by:

•	increased investment in sales and marketing to drive growth.
The 0.1 percentage point increase in SG&A expense as a percentage of sales in the first six months of 2017 from 2016 was primarily driven by:

•	restructuring costs of $33.7 million in the first six months of 2017, compared to $12.6 million in the first six months of 2016; and

•	increased investment in sales and marketing to drive growth.
The increase was partially offset by:

•	benefit from the reversal of a $13.3 million indemnification liability in the first quarter of 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc); and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
Net interest expense
The 28.5 and 15.8 percent decreases in net interest expense in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•
the impact of lower debt levels during the second quarter and first half of 2017, compared to the second quarter and first half of 2016. In May 2017, the proceeds from the sale of the Valves & Controls business were utilized to repay all commercial paper and revolving long term debt and for the early extinguishment of $1,659.3 million of certain series of fixed rate debt.

These decreases were partially offset by:

•	increased overall interest rates in effect on our outstanding debt during the second quarter and first half of 2017, compared to the second quarter and first half of 2016.
Loss on early extinguishment of debt
In May 2017, we repurchased aggregate principal of certain series of outstanding fixed rate debt totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt.

Provision for income taxes
The 0.5 percentage point decrease in the effective tax rate in the second quarter of 2017 from 2016 was primarily driven by:
•mix of global earnings toward lower tax jurisdictions; and
•the income tax effects of vesting and exercise of share-based awards.
The decrease was partially offset by:
•the tax impact and timing of losses incurred during the second quarter of 2017, compared to the second quarter of 2016.

The 0.1 percentage point increase in the effective tax rate in the first six months of 2017 from 2016 was primarily driven by:

•	non-recurring benefits related to resolution of tax disputes and expiration of statutes of limitations during the first half of 2016 that did not recur in the first half of 2017; and
•the tax impact and timing of losses incurred during the first half of 2017, compared to the first half of 2016.
The increase was partially offset by:
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
Water
The net sales and segment income for the Water segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2017	June 30, 2016	% / point change		June 30, 2017	June 30, 2016	% / point change
Net sales	$753.7	$761.7	(1.1)%		$1,436.6	$1,427.4	0.6%
Segment income	161.0	153.6	4.8%		277.0	254.8	8.7%
% of net sales	21.4%	20.2%	1.2	pts	19.3%	17.9%	1.4	pts
Net sales
The components of the change in Water net sales from the prior period were as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
	over the prior year period	over the prior year period
Volume	(2.8)%	(1.0)%
Price	0.9	1.1
Core growth	(1.9)	0.1
Acquisition	1.3	0.9
Currency	(0.5)	(0.4)
Total	(1.1)%	0.6%
The 1.1 percent decrease in net sales for Water in the second quarter of 2017 from 2016 was primarily driven by:

•	core sales declines in our food & beverage vertical due to customer delays in capital spending; and

•	unfavorable foreign currency effects during the three months ended June 30, 2017.
The decrease was partially offset by:

•	core sales growth in our residential & commercial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017.
The 0.6 percentage point increase in net sales for Water in the first six months of 2017 from 2016 was primarily driven by:

•	core sales growth in our residential & commercial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017.
The increase was partially offset by:

•	core sales declines in our industrial and food & beverage verticals due to customer delays in capital spending;

•	unfavorable foreign currency effects during the six months ended June 30, 2017; and

•	large job adjustments to net sales of $9.7 million in the first half of 2017.
Segment income
The components of the change in the Water segment income from the prior period were as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	over the prior year period		over the prior year period
Growth	(0.6) pts		(0.7) pts
Acquisition	(0.1)		(0.1)
Inflation	(1.0)		(1.2)
Productivity/Price	2.9		3.4
Total	1.2	pts	1.4	pts

The 1.2 and 1.4 percentage point increases in segment income for Water as a percentage of net sales in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	selective increases in selling prices to mitigate inflationary cost increases.
These increases were partially offset by:

•	lower core sales volume in our industrial and food & beverage verticals, which resulted in decreased leverage on operating expenses.
Electrical
The net sales and segment income for the Electrical segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three months ended				Six months ended
In millions	June 30, 2017	June 30, 2016	% / point change		June 30, 2017	June 30, 2016	% / point change
Net sales	$513.2	$540.6	(5.1)%		$1,015.4	$1,065.2	(4.7)%
Segment income	112.8	111.6	1.1%		216.3	224.4	(3.6)%
% of net sales	22.0%	20.6%	1.4	pts	21.3%	21.1%	0.2	pts

Net sales
The components of the change in the Electrical segment net sales from the prior period were as follows:

	Three months ended June 30, 2017	Six months ended June 30, 2017
	over the prior year period	over the prior year period
Volume	(4.7)%	(4.8)%
Price	—	0.2
Core growth	(4.7)	(4.6)
Acquisition	0.8	0.7
Currency	(1.2)	(0.8)
Total	(5.1)%	(4.7)%
The 5.1 and 4.7 percent decreases in net sales for Electrical in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•	core sales declines in the energy and infrastructure businesses, driven by lower project core sales volume for the three and six months ended June 30, 2017; and

•	unfavorable foreign currency effects during the three and six months ended June 30, 2017.
These decreases were partially offset by:

•	core sales growth in our industrial and residential & commercial businesses; and

•	increased sales related to a business acquisition that occurred in the first quarter of 2017.
Segment income
The components of the change in the Electrical segment income from the prior period were as follows:

	Three months ended June 30, 2017		Six months ended June 30, 2017
	over the prior year period		over the prior year period
Growth	1.1 pts		(0.3) pts
Inflation	(1.9)		(1.9)
Productivity/Price	2.2		2.4
Total	1.4	pts	0.2	pts

The 1.4 and 0.2 percentage point increases in segment income for Electrical as a percentage of net sales in the second quarter and first half, respectively, of 2017 from 2016 were primarily driven by:

•	savings generated from our PIMS initiatives including lean and supply management practices;

•	favorable mix as a result of the decline in lower margin project sales in the second quarter and first half of 2017, compared to the second quarter and first half of 2016;

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	higher core sales in our industrial and residential & commercial businesses during the three and six months ended June 30, 2017, which resulted in increased leverage on operating expenses.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	lower core sales volumes in our energy and infrastructure businesses, which resulted in decreased leverage on operating expenses.

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
Operating activities
Cash provided by operating activities of continuing operations was $210.9 million in the first six months of 2017, compared to $320.9 million in the same period of 2016.
The $210.9 million in net cash provided by operating activities of continuing operations in the first six months of 2017 primarily reflects net income from continuing operations of $341.0 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, offset by a negative impact by $130.0 million as a result of changes in net working capital.

The $320.9 million in net cash provided by operating activities of continuing operations in the first six months of 2016 primarily reflects net income from continuing operations, net of non-cash depreciation and amortization of $316.5 million and a positive impact of $26.1 million as a result of changes in net working capital.
Investing activities
Cash provided by investing activities of continuing operations was $2,672.3 million in the first six months of 2017, compared to $60.1 million of cash used for investing activities in the same period of 2016. Net cash provided by investing activities of continuing operations in the first six months of 2017 primarily reflects cash received from the sale of the Valves & Controls business, offset by capital expenditures of $37.6 million and cash paid for acquisitions (net of cash acquired) of $59.5 million. Net cash used for investing activities of continuing operations in the first six months of 2016 relates primarily relates to capital expenditures of $64.0 million, partially offset by $7.6 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2017 to be approximately $90 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $2,926.8 million in the first six months of 2017, compared with net cash used for financing activities of $248.7 million in the prior year period. As described further below, we utilized the proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $100 million of shares during the first six months of 2017. Net cash used for financing activities in the first six months 2016 primarily relates to payment of dividends and net repayments of commercial paper and revolving long-term debt.
In October 2014, Pentair plc, Pentair Investment Switzerland GmbH ("PISG"), Pentair Finance S.à r.l. ("PFSA") and Pentair, Inc. entered into an amended and restated credit agreement (the "Credit Facility"), with Pentair plc and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,100.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
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
In May 2017, we repurchased aggregate principal of certain series of the respective outstanding notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had no commercial paper outstanding as of June 30, 2017 and $398.7 million as of December 31, 2016, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed (a) 4.00 to 1.00 as of the last day of any period of four consecutive fiscal quarters ending on June 30, 2017; and (b) 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters ending thereafter, and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of June 30, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,500.0 million as of June 30, 2017, which was limited to $2,070.4 million by the maximum Leverage Ratio in the Credit Facility’s credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $35.1 million, of which there were no outstanding borrowings at June 30, 2017. Borrowings under these credit facilities bear interest at variable rates.
As of June 30, 2017, we have $63.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the six months ended June 30, 2017, we repurchased 1.5 million of our shares for $100.0 million pursuant to this authorization. As of June 30, 2017, we had $700.0 million remaining available for share repurchases under this authorization.

Dividends
On December 6, 2016, the Board of Directors approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four quarterly installments. Additionally, on May 9, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on August 4, 2017 to shareholders of record at the close of business on July 21, 2017. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.6 million and $61.8 million at June 30, 2017 and December 31, 2016, respectively.
We paid dividends in the first six months of 2017 of $126.1 million, or $0.69 per ordinary share, compared with $119.7 million, or $0.66 per ordinary share, in the prior year period.
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
Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in Item 7 of our 2016 Annual Report on Form 10-K.

	Q3-Q4
In millions	2017	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$0.3	$255.3	$1,167.0	$74.0	$103.8	$88.3	$19.3	$1,708.0
Interest obligations on fixed-rate debt	$29.9	$39.3	$31.9	$11.4	$6.2	$3.6	$2.4	$124.7
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2017	June 30, 2016
Net cash provided by (used for) operating activities of continuing operations	$210.9	$320.9
Capital expenditures of continuing operations	(37.6)	(64.0)
Proceeds from sale of property and equipment of continuing operations	3.8	7.6
Free cash flow from continuing operations	$177.1	$264.5
Net cash provided by (used for) operating activities of discontinued operations	(55.6)	48.6
Capital expenditures of discontinued operations	(6.8)	(10.6)
Proceeds from sale of property and equipment of discontinued operations	0.3	1.9
Free cash flow	$115.0	$304.4
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2017. For additional information, refer to Item 7A of our 2016 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2017, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
Environmental matters
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of June 30, 2017, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
Risks Relating to Our Proposed Separation of Our Water Business and Electrical Business by Spin-off
The proposed separation of our Water business and Electrical business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us whether or not it is completed.
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies through a spin-off. Completion of the spin-off will be contingent upon customary conditions, including obtaining final approval from our Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. In addition, the proposed spin-off is complex in nature and may be affected by unanticipated developments or changes in market conditions. For these and other reasons, the spin-off may not be completed as expected during the second quarter of 2018, if at all.
Whether or not we complete the spin-off, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the spin-off, including the following:

•
execution of the proposed spin-off will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us;

•	our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off;

•	some of our suppliers or customers may delay or defer decisions or may end their relationships with us or our Electrical business;

•	we will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, whether or not it is completed;

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off or fail to complete it on a timely basis.
Any of these factors could have a material adverse effect on the business, financial condition, results of operations, cash flows and trading price of us or the Electrical business.
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
Although we believe that separating our Electrical business from our Water business by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide the results on the scope or on the scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we or the Electrical business that is spun off could suffer a material adverse effect on the business, financial condition, results of operations, cash flows and trading price of us or the Electrical business.

If the proposed spin-off of our Electrical business is completed, the trading price of our ordinary shares will decline and may experience greater volatility.
We expect the trading price of our ordinary shares immediately following the spin-off to be significantly lower than immediately prior to the spin-off because the trading price for our shares will no longer reflect the value of our Electrical business. In addition, until the market has fully analyzed our value without our Electrical business, the price of our shares may experience greater volatility.
If the proposed spin-off is completed, our shares may not match some holders' investment strategies or meet minimum criteria for inclusion in stock market indices or portfolios, which could cause investors to sell their shares. Excessive selling pressure could cause the market price of our shares to decrease further following the completion of the proposed spin-off.
Following the spin-off, the value of our ordinary shares and the ordinary shares of the Electrical business that is spun off may collectively trade at an aggregate price less than that at which the Company's ordinary shares might trade had the spin-off not occurred.
For a number of reasons, our ordinary shares and the ordinary shares of the Electrical business that is spun off that you may hold following the spin-off may collectively trade at a value less than the price at which our ordinary shares might have traded had the spin-off not occurred and we continued to own the Electrical business. These reasons include the future performance of either us or the Electrical business as separate, independent companies and the future shareholder base and market for our ordinary shares and the ordinary shares of the Electrical business and the prices at which these shares individually trade.
The proposed spin-off transaction could result in substantial tax liability to us and our shareholders.
The spin-off is conditioned on our receipt of opinions of tax counsel and tax rulings from taxing authorities. However, these opinions will not be binding on taxing authorities. Accordingly, taxing authorities or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinions of counsel. Moreover, the opinions of counsel will be based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. Additionally, certain internal restructuring transactions necessary to accomplish the spin-off may result in adverse tax consequences to us.
If the spin-off and certain related transactions were determined to be taxable, we could be subject to a substantial tax liability that could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, if the spin-off were taxable, each holder of our ordinary shares who receives shares of the Electrical business in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received.
Risks Relating to Our Business
General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and operating results due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers' confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services.
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
We experience seasonal demand in a number of markets within both of our business segments. In our Water segment, both demand for residential water supply products, infrastructure and agricultural products and end-user demand for pool equipment in our primary markets follow warm weather trends and are at seasonal highs from April to August. The magnitude of the sales increase in our Water segment is partially mitigated by employing some advance sale or "early buy" programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. Our Electrical segment generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere. We cannot provide assurance that seasonality and weather conditions will not have a material adverse effect on our results of operations.
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
We have been named as defendant, target or a PRP in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to cleanup actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of June 30, 2017, there were approximately 600 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Congress and federal and state regulatory agencies have been considering legislation and regulatory proposals that would regulate and limit greenhouse gas emissions. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and this and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers , are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
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
The 2012 Tax Sharing Agreement provides that we, Johnson Controls and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Johnson Controls' and ADT's U.S. income tax returns, including withholding tax, income tax, or other tax liabilities that could arise if the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal or Swiss tax purposes, and (ii) payments required to be made by Johnson Controls with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Johnson Controls is responsible for the first $500 million of Shared Tax Liabilities. As of June 30, 2017, Johnson Controls has paid $210.5 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Johnson Controls will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Johnson Controls. The ultimate resolution of these matters, and the impact of that resolution, are uncertain. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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
As of June 30, 2017, we had $1,698.9 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 29	1,974	$62.98	—	$800,000,049
April 30 - May 27	1,534,604	$65.34	1,529,887	$700,000,054
May 28 - June 30	782	$66.37	—	$700,000,054
Total	1,537,360		1,529,887

(a)
The purchases in this column include 1,974 shares for the period April 1 - April 29, 4,717 shares for the period April 30 - May 27 and 782 shares for the period May 28 - June 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019. We have $700.0 million remaining availability for repurchases under the 2014 authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the accompanying Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2017.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Senior Vice President, Chief Accounting Officer and Treasurer

Exhibit Index to Form 10-Q for the Period Ended June 30, 2017

3.1
Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

4.1
Seventh Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.2
Sixth Supplemental Indenture, dated as of May 26, 2017, among Pentair, Inc., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.3
Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

10.1
Confidential Separation Agreement, dated as of May 2, 2017, between Pentair Management Company and Dennis J. Cassidy, Jr. (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 5, 2017 (File No. 001-11625)).

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

101
The following materials from Pentair plc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.