Form 10-Q
period 2017-09-30
PENTAIR plc
filed 2017-10-24
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017
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
Registrant's telephone number, including area code: 44-20-7347-8925
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2017, 181,597,391 shares of Registrant's common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$1,226.8	$1,210.7	$3,675.6	$3,701.9
Cost of goods sold	771.5	769.8	2,314.8	2,347.9
Gross profit	455.3	440.9	1,360.8	1,354.0
Selling, general and administrative	234.7	228.4	730.3	728.2
Research and development	28.4	29.7	87.1	86.9
Operating income	192.2	182.8	543.4	538.9
Other (income) expense:
Equity income of unconsolidated subsidiaries	(0.3)	(1.2)	(0.9)	(2.7)
Loss on sale of business	3.8	—	3.8	—
Loss on early extinguishment of debt	—	—	101.4	—
Net interest expense	13.9	34.3	74.2	105.9
Income from continuing operations before income taxes	174.8	149.7	364.9	435.7
Provision for income taxes	47.7	32.2	88.8	93.7
Net income from continuing operations	127.1	117.5	276.1	342.0
Income from discontinued operations, net of tax	—	22.9	1.9	48.6
(Loss) gain from sale of discontinued operations, net of tax	(1.7)	0.6	198.9	0.6
Net income	$125.4	$141.0	$476.9	$391.2
Comprehensive income, net of tax
Net income	$125.4	$141.0	$476.9	$391.2
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $0.0 and $374.2 for the three and nine months ended September 30, 2017, respectively)	34.5	34.9	502.8	37.1
Changes in market value of derivative financial instruments, net of tax	(3.0)	(4.8)	(2.3)	(8.6)
Comprehensive income	$156.9	$171.1	$977.4	$419.7
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.70	$0.65	$1.52	$1.89
Discontinued operations	(0.01)	0.13	1.10	0.27
Basic earnings per ordinary share	$0.69	$0.78	$2.62	$2.16
Diluted
Continuing operations	$0.69	$0.64	1.50	1.87
Discontinued operations	(0.01)	0.13	1.10	0.27
Diluted earnings per ordinary share	$0.68	$0.77	$2.60	$2.14
Weighted average ordinary shares outstanding
Basic	181.5	181.4	181.7	181.1
Diluted	183.5	183.6	183.7	183.0
Cash dividends paid per ordinary share	$0.345	$0.34	$1.035	$1.00
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$108.5	$238.5
Accounts and notes receivable, net of allowances of $27.3 and $25.6, respectively	768.2	764.0
Inventories	579.2	524.2
Other current assets	249.9	253.4
Current assets held for sale	—	891.9
Total current assets	1,705.8	2,672.0
Property, plant and equipment, net	547.1	538.6
Other assets
Goodwill	4,343.6	4,217.4
Intangibles, net	1,607.3	1,631.8
Other non-current assets	425.0	182.1
Non-current assets held for sale	—	2,292.9
Total other assets	6,375.9	8,324.2
Total assets	$8,628.8	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$0.8
Accounts payable	383.4	436.6
Employee compensation and benefits	160.5	166.1
Other current liabilities	528.7	511.5
Current liabilities held for sale	—	356.2
Total current liabilities	1,072.6	1,471.2
Other liabilities
Long-term debt	1,503.4	4,278.4
Pension and other post-retirement compensation and benefits	275.1	253.4
Deferred tax liabilities	549.5	609.5
Other non-current liabilities	219.6	162.0
Non-current liabilities held for sale	—	505.9
Total liabilities	3,620.2	7,280.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 181.6 and 181.8 issued at September 30, 2017 and December 31, 2016, respectively	1.8	1.8
Additional paid-in capital	2,887.3	2,920.8
Retained earnings	2,355.3	2,068.1
Accumulated other comprehensive loss	(235.8)	(736.3)
Total equity	5,008.6	4,254.4
Total liabilities and equity	$8,628.8	$11,534.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2017	September 30, 2016
Operating activities
Net income	$476.9	$391.2
Income from discontinued operations, net of tax	(1.9)	(48.6)
Gain from sale of discontinued operations, net of tax	(198.9)	(0.6)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.9)	(2.7)
Depreciation	63.9	64.3
Amortization	73.2	72.6
Deferred income taxes	(11.8)	(3.8)
Loss on sale of business	3.8	—
Share-based compensation	32.2	28.7
Loss on early extinguishment of debt	101.4	—
Excess tax benefits from share-based compensation	—	(8.8)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	32.1	91.8
Inventories	(29.4)	14.0
Other current assets	(19.7)	(62.5)
Accounts payable	(77.5)	(56.9)
Employee compensation and benefits	(15.9)	(5.2)
Other current liabilities	(12.2)	13.6
Other non-current assets and liabilities	3.2	(27.4)
Net cash provided by (used for) operating activities of continuing operations	418.5	459.7
Net cash provided by (used for) operating activities of discontinued operations	(56.7)	97.1
Net cash provided by (used for) operating activities	361.8	556.8
Investing activities
Capital expenditures	(50.5)	(94.5)
Proceeds from sale of property and equipment	7.1	24.1
Proceeds from sale of businesses	2,764.0	—
Acquisitions, net of cash acquired	(59.5)	—
Other	—	(3.8)
Net cash provided by (used for) investing activities of continuing operations	2,661.1	(74.2)
Net cash provided by (used for) investing activities of discontinued operations	(6.5)	(4.3)
Net cash provided by (used for) investing activities	2,654.6	(78.5)
Financing activities
Net repayments of short-term borrowings	(0.8)	—
Net repayments of commercial paper and revolving long-term debt	(842.3)	(291.1)
Repayments of long-term debt	(2,009.3)	(0.7)
Premium paid on early extinguishment of debt	(94.9)	—
Excess tax benefits from share-based compensation	—	8.8
Shares issued to employees, net of shares withheld	34.3	20.1
Repurchases of ordinary shares	(100.0)	—
Dividends paid	(188.9)	(181.6)
Net cash provided by (used for) financing activities	(3,201.9)	(444.5)
Effect of exchange rate changes on cash and cash equivalents	55.5	10.8
Change in cash and cash equivalents	(130.0)	44.6
Cash and cash equivalents, beginning of period	238.5	126.3
Cash and cash equivalents, end of period	$108.5	$170.9
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	476.9	—	476.9
Other comprehensive income, net of tax	—	—	—	—	500.5	500.5
Dividends declared	—	—	—	(189.7)	—	(189.7)
Share repurchase	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.1	—	41.6	—	—	41.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(7.3)	—	—	(7.3)
Share-based compensation	—	—	32.2	—	—	32.2
Balance - September 30, 2017	181.6	$1.8	$2,887.3	$2,355.3	$(235.8)	$5,008.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2015	180.5	$1.8	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	391.2	—	391.2
Other comprehensive income, net of tax	—	—	—	—	28.5	28.5
Dividends declared	—	—	—	(122.0)	—	(122.0)
Exercise of options, net of shares tendered for payment	0.9	—	30.7	—	—	30.7
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.6)	—	—	(10.6)
Share-based compensation	—	—	28.7	—	—	28.7
Balance - September 30, 2016	181.7	$1.8	$2,909.1	$2,060.9	$(616.5)	$4,355.3
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

Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair's Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. Upon completion of the Proposed Separation, it is anticipated that Electrical's jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K.
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
New accounting standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued a new accounting standard for share-based payments. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Condensed Consolidated Statements of Cash Flows. We adopted the new standard in the first quarter of 2017. The impact of the adoption resulted in the following:

•
All excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized within income taxes in the period in which they occur rather than within additional paid-in-capital. Our adoption of this requirement under the new standard had no material impact for the three and nine months ended September 30, 2017.

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

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three and nine months ended September 30, 2017. This increased diluted weighted average common shares outstanding by less than 300,000 shares for the three and nine months ended September 30, 2017.

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
In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company intends to adopt the new revenue guidance as of January 1, 2018 and expects to utilize the modified retrospective transition method of adoption, with adjustment to beginning retained earnings for the cumulative effect of the change. In preparation for adoption of the new guidance, the Company has reviewed representative samples of contracts and other forms of agreements with customers globally and is in the process of quantifying the impact of adopting the new revenue standard. Based on its procedures to date, the Company does not believe the adoption of the new standard will have a material impact on its results of operations, financial condition or cash flows. The new standard will result in enhanced disclosures in the footnotes to our consolidated financial statements to provide additional quantitative and qualitative information related to disaggregation of revenue, changes in contract assets and liabilities and remaining performance obligations. Adoption of this standard will require changes to our business processes, systems and controls to support the additional required disclosures. We are in the process of implementing such changes.
2.Discontinued Operations
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion, subject to final working capital adjustments. The sale resulted in a gain, net of tax, of $198.9 million.

The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been classified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $1.7 million and $55.4 million related to the sale of Valves & Controls were incurred during the three and nine months ended September 30, 2017, respectively, and were recorded within (Loss) gain from sale of discontinued operations before income taxes presented below.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$—	$410.9	$450.3	$1,231.6
Cost of goods sold	—	287.6	339.7	886.7
Gross profit	—	123.3	110.6	344.9
Selling, general and administrative	—	87.4	103.3	267.6
Research and development	—	4.3	5.7	14.2
Operating income	$—	$31.6	$1.6	$63.1

Income from discontinued operations before income taxes	$—	$32.0	$2.5	$63.6
Provision for income taxes	—	9.1	0.6	15.0
Income from discontinued operations, net of tax	$—	$22.9	$1.9	$48.6

(Loss) gain from sale of discontinued operations before income taxes	$(1.7)	$0.6	$201.3	$0.6
Provision for income taxes	—	—	2.4	—
(Loss) gain from sale of discontinued operations, net of tax	$(1.7)	$0.6	$198.9	$0.6
The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Condensed Consolidated Balance Sheets were as follows:

In millions	September 30, 2017	December 31, 2016
Accounts and notes receivable, net	$—	$365.4
Inventories	—	491.5
Other current assets	—	35.0
Current assets held for sale	$—	$891.9
Property, plant and equipment, net	$—	$361.5
Goodwill	—	996.4
Intangibles, net	—	703.5
Asbestos-related insurance receivable	—	108.5
Other non-current assets	—	123.0
Non-current assets held for sale	$—	$2,292.9
Accounts payable	$—	$151.4
Employee compensation and benefits	—	61.5
Other current liabilities	—	143.3
Current liabilities held for sale	$—	$356.2
Pension and other post-retirement compensation and benefits	$—	$32.2
Deferred tax liabilities	—	162.8
Asbestos-related liabilities	—	228.3
Other non-current liabilities	—	82.6
Non-current liabilities held for sale	$—	$505.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

3.	Share Plans
Total share-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Restricted stock units	$2.9	$3.6	$14.4	$14.2
Stock options	1.9	1.8	8.3	9.0
Performance share units	1.4	1.0	9.5	5.5
Total share-based compensation expense	$6.2	$6.4	$32.2	$28.7

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
During the nine months ended September 30, 2017 and the year ended December 31, 2016, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2017 included the reduction in hourly and salaried headcount of approximately 400 employees, consisting of approximately 200 in Water and 200 in Electrical. Initiatives during the year ended December 31, 2016 included the reduction in hourly and salaried headcount of approximately 650 employees, consisting of approximately 300 in Water and 350 in Electrical.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Severance and related costs	$4.7	$7.3	$38.1	$19.2
Other	0.2	—	0.5	0.7
Total restructuring costs	$4.9	$7.3	$38.6	$19.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Water	$1.4	$0.2	$14.3	$7.1
Electrical	1.7	7.1	14.7	11.0
Other	1.8	—	9.6	1.8
Consolidated	$4.9	$7.3	$38.6	$19.9
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2017:

In millions	September 30, 2017
Beginning balance	$25.4
Costs incurred	38.1
Cash payments and other	(32.4)
Ending balance	$31.1

5.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$125.4	$141.0	$476.9	$391.2
Net income from continuing operations	$127.1	$117.5	$276.1	$342.0
Weighted average ordinary shares outstanding
Basic	181.5	181.4	181.7	181.1
Dilutive impact of stock options, restricted stock units and performance share units	2.0	2.2	2.0	1.9
Diluted	183.5	183.6	183.7	183.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.70	$0.65	$1.52	$1.89
Discontinued operations	(0.01)	0.13	1.10	0.27
Basic earnings per ordinary share	$0.69	$0.78	$2.62	$2.16
Diluted
Continuing operations	$0.69	$0.64	$1.50	$1.87
Discontinued operations	(0.01)	0.13	1.10	0.27
Diluted earnings per ordinary share	$0.68	$0.77	$2.60	$2.14
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.6	1.2	1.8	1.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	September 30, 2017	December 31, 2016
Inventories
Raw materials and supplies	$252.4	$223.5
Work-in-process	80.7	67.3
Finished goods	246.1	233.4
Total inventories	$579.2	$524.2
Other current assets
Cost in excess of billings	$128.5	$107.7
Prepaid expenses	86.1	68.7
Prepaid income taxes	28.1	67.2
Other current assets	7.2	9.8
Total other current assets	$249.9	$253.4
Property, plant and equipment, net
Land and land improvements	$70.6	$66.2
Buildings and leasehold improvements	352.5	335.0
Machinery and equipment	1,002.0	932.5
Construction in progress	36.6	68.6
Total property, plant and equipment	1,461.7	1,402.3
Accumulated depreciation and amortization	914.6	863.7
Total property, plant and equipment, net	$547.1	$538.6
Other non-current assets
Deferred income taxes	$37.5	$39.0
Prepaid income taxes	252.2	—
Deferred compensation plan assets	48.1	47.9
Other non-current assets	87.2	95.2
Total other non-current assets	$425.0	$182.1
Other current liabilities
Dividends payable	$62.7	$61.8
Accrued warranty	38.1	38.9
Accrued rebates	97.1	78.2
Billings in excess of cost	30.4	22.5
Income taxes payable	41.8	87.3
Accrued restructuring	31.1	25.4
Other current liabilities	227.5	197.4
Total other current liabilities	$528.7	$511.5
Other non-current liabilities
Income taxes payable	$33.9	$36.1
Self-insurance liabilities	51.7	49.8
Deferred compensation plan liabilities	48.1	47.9
Foreign currency contract liabilities	41.4	5.4
Other non-current liabilities	44.5	22.8
Total other non-current liabilities	$219.6	$162.0

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2016	Acquisitions/divestitures	Foreign currency translation/other	September 30, 2017
Water	$1,994.6	$27.3	$83.4	$2,105.3
Electrical	2,222.8	5.3	10.2	2,238.3
Total goodwill	$4,217.4	$32.6	$93.6	$4,343.6
Identifiable intangible assets consisted of the following:

	September 30, 2017			December 31, 2016
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Finite-life intangibles
Customer relationships	$1,513.2	$(415.1)	$1,098.1	$1,478.0	$(346.7)	$1,131.3
Trade names	1.5	(1.4)	0.1	1.8	(1.4)	0.4
Proprietary technology and patents	131.3	(90.8)	40.5	141.3	(100.3)	41.0
Total finite-life intangibles	1,646.0	(507.3)	1,138.7	1,621.1	(448.4)	1,172.7
Indefinite-life intangibles
Trade names	468.6	—	468.6	459.1	—	459.1
Total intangibles, net	$2,114.6	$(507.3)	$1,607.3	$2,080.2	$(448.4)	$1,631.8
Intangible asset amortization expense was $24.6 million and $24.1 million for the three months ended September 30, 2017 and 2016, respectively, and $73.2 million and $72.6 million for the nine months ended September 30, 2017 and 2016, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2017 and the next five years is as follows:

	Q4
In millions	2017	2018	2019	2020	2021	2022
Estimated amortization expense	$24.5	$96.1	$89.1	$83.9	$77.4	$70.1
During the first nine months of 2017, we completed acquisitions with purchase prices totaling $59.5 million in cash, net of cash acquired. Identifiable intangible assets acquired included $19.1 million of definite-lived customer relationships with an estimated useful life of 11 years.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2017	Maturity Year	September 30, 2017	December 31, 2016
Commercial paper	2.100%	2019	$116.0	$398.7
Revolving credit facilities	2.732%	2019	17.2	576.8
Senior notes - fixed rate (1)	1.875%	2017	—	350.0
Senior notes - fixed rate (1)	2.900%	2018	255.3	500.0
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	587.3	520.7
Senior notes - fixed rate (1)	3.625%	2020	74.0	400.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	500.0
Senior notes - fixed rate (1)	3.150%	2022	88.3	550.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	250.0
Other	N/A	N/A	—	0.8
Unamortized debt issuance costs and discounts	N/A	N/A	(7.8)	(17.8)
Total debt			1,503.4	4,279.2
Less: Current maturities and short-term borrowings			—	(0.8)
Long-term debt			$1,503.4	$4,278.4

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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the Leverage Ratio to the amounts specified below, and amended the definition of EBITDA (as defined below) to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
In May 2017, we repurchased aggregate principal of certain series of outstanding notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $116.0 million of commercial paper outstanding as of September 30, 2017 and $398.7 million as of December 31, 2016, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,366.8 million as of September 30, 2017, which was limited to $1,828.4 million by the maximum Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $29.9 million, of which there were no outstanding borrowings at September 30, 2017. Borrowings under these credit facilities bear interest at variable rates.
We have $255.3 million of fixed rate senior notes maturing in September 2018. We classified this debt as long-term as of September 30, 2017 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2017 matures on a calendar year basis as follows:

	Q4
In millions	2017	2018	2019	2020	2021	2022	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$1,225.8	$74.0	$103.8	$88.3	$19.3	$1,511.2

9.	Derivatives and Financial Instruments
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

At September 30, 2017 and December 31, 2016, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $410.4 million and $475.6 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) upon settlement. Such reclassifications during the three and nine months ended September 30, 2017 and 2016 were not material.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of September 30, 2017 and December 31, 2016, we had a deferred foreign currency loss of $22.5 million and a gain of $44.2 million, respectively, in AOCI associated with the net investment hedge activity.
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

•
foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•
deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are based on observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2017		December 31, 2016
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$133.2	$133.2	$976.3	$976.3
Fixed rate debt	1,378.0	1,424.3	3,320.7	3,427.1
Total debt	$1,511.2	$1,557.5	$4,297.0	$4,403.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$1.4	$—	$1.4
Foreign currency contract liabilities	—	(41.4)	—	(41.4)
Deferred compensation plan assets	42.0	6.1	—	48.1
Total recurring fair value measurements	$42.0	$(33.9)	$—	$8.1

	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$5.5	$—	$5.5
Foreign currency contract liabilities	—	(5.4)	—	(5.4)
Deferred compensation plan assets	41.6	6.3	—	47.9
Total recurring fair value measurements	$41.6	$6.4	$—	$48.0
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
The effective income tax rate for the nine months ended September 30, 2017 was 24.3%, compared to 21.5% for 2016. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution.
The liability for uncertain tax positions was $36.8 million and $71.1 million at September 30, 2017 and December 31, 2016, respectively. The $34.3 million reduction in uncertain tax positions between December 31, 2016 and September 30, 2017 is primarily due to the settlement of tax controversies with the Internal Revenue Service and the payment of resulting tax liabilities. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which is consistent with our past practices.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

11.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	U.S. pension plans
	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$2.6	$2.8	$7.8	$8.4
Interest cost	4.1	4.1	12.3	12.3
Expected return on plan assets	(2.9)	(2.9)	(8.7)	(8.6)
Net periodic benefit cost	$3.8	$4.0	$11.4	$12.1

	Non-U.S. pension plans
	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$1.8	$2.1	$5.4	$6.2
Interest cost	0.9	1.1	2.7	3.3
Expected return on plan assets	(0.3)	(0.4)	(0.9)	(1.2)
Net periodic benefit cost	$2.4	$2.8	$7.2	$8.3
Components of net periodic benefit cost for our other post-retirement plans for the three and nine months ended September 30, 2017 and 2016 were not material.

12.	Shareholders' Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the nine months ended September 30, 2017, we repurchased 1.5 million of our shares for $100.0 million pursuant to this authorization. As of September 30, 2017, we had $700.0 million available for share repurchases under this authorization.
Dividends payable
On December 6, 2016, the Board of Directors approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four equal quarterly installments. Additionally, on September 19, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on November 3, 2017 to shareholders of record at the close of business on October 20, 2017. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.7 million and $61.8 million at September 30, 2017 and December 31, 2016, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales
Water	$687.3	$668.3	$2,123.9	$2,095.7
Electrical	540.6	543.1	1,556.0	1,608.3
Other	(1.1)	(0.7)	(4.3)	(2.1)
Consolidated	$1,226.8	$1,210.7	$3,675.6	$3,701.9
Segment income (loss)
Water	$130.5	$119.1	$407.5	$373.9
Electrical	121.5	119.6	337.8	344.0
Other	(20.1)	(22.5)	(74.7)	(82.8)
Consolidated	$231.9	$216.2	$670.6	$635.1
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Segment income	$231.9	$216.2	$670.6	$635.1
Restructuring and other	(4.9)	(8.1)	(43.2)	(20.9)
Intangible amortization	(24.6)	(24.1)	(73.2)	(72.6)
Loss on sale of business	(3.8)	—	(3.8)	—
Loss of early extinguishment of debt	—	—	(101.4)	—
Separation costs	(9.9)	—	(9.9)	—
Net interest expense	(13.9)	(34.3)	(74.2)	(105.9)
Income from continuing operations before income taxes	$174.8	$149.7	$364.9	$435.7

14.	Commitments and Contingencies
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the nine months ended September 30, 2017 were as follows:

In millions	September 30, 2017
Beginning balance	$38.9
Service and product warranty provision	44.1
Payments	(46.7)
Acquisitions	1.1
Foreign currency translation	0.7
Ending balance	$38.1
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
As of September 30, 2017 and December 31, 2016, the outstanding value of bonds, letters of credit and bank guarantees totaled $193.3 million and $331.0 million, respectively.

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
The following supplemental financial information sets forth the Company's Condensed Consolidating Statement of Operations and Comprehensive Income (Loss), Condensed Consolidating Balance Sheets and Condensed Consolidating Statement of Cash Flows by relevant group within the Company: Pentair plc and PISG as the guarantors, PFSA as issuer of the debt and all other non-guarantor subsidiaries. Condensed consolidating financial information for Pentair plc, PISG and PFSA on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,226.8	$—	$1,226.8
Cost of goods sold	—	—	—	771.5	—	771.5
Gross profit	—	—	—	455.3	—	455.3
Selling, general and administrative	4.2	—	—	230.5	—	234.7
Research and development	—	—	—	28.4	—	28.4
Operating income (loss)	(4.2)	—	—	196.4	—	192.2
Loss (earnings) from continuing operations of investment in subsidiaries	(130.9)	(130.7)	(115.3)	—	376.9	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.3)	—	(0.3)
Loss on sale of business	—	—	—	3.8	—	3.8
Net interest (income) expense	—	(0.2)	10.3	3.8	—	13.9
Income (loss) from continuing operations before income taxes	126.7	130.9	105.0	189.1	(376.9)	174.8
Provision (benefit) for income taxes	(0.4)	—	—	48.1	—	47.7
Net income (loss) from continuing operations	127.1	130.9	105.0	141.0	(376.9)	127.1
Loss from sale of discontinued operations, net of tax	—	—	—	(1.7)	—	(1.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(1.7)	(1.7)	(1.7)	—	5.1	—
Net income (loss)	$125.4	$129.2	$103.3	$139.3	$(371.8)	$125.4
Comprehensive income (loss), net of tax
Net income (loss)	$125.4	$129.2	$103.3	$139.3	$(371.8)	$125.4
Changes in cumulative translation adjustment	34.5	34.5	34.5	34.5	(103.5)	34.5
Changes in market value of derivative financial instruments, net of tax	(3.0)	(3.0)	(3.0)	(3.0)	9.0	(3.0)
Comprehensive income (loss)	$156.9	$160.7	$134.8	$170.8	$(466.3)	$156.9

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Nine months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$3,675.6	$—	$3,675.6
Cost of goods sold	—	—	—	2,314.8	—	2,314.8
Gross profit	—	—	—	1,360.8	—	1,360.8
Selling, general and administrative	0.5	0.2	0.3	729.3	—	730.3
Research and development	—	—	—	87.1	—	87.1
Operating income (loss)	(0.5)	(0.2)	(0.3)	544.4	—	543.4
Loss (earnings) from continuing operations of investment in subsidiaries	(276.2)	(276.1)	(427.5)	—	979.8	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(0.9)	—	(0.9)
Loss on sale of business	—	—	—	3.8	—	3.8
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Net interest (income) expense	—	(0.3)	60.6	13.9	—	74.2
Income (loss) from continuing operations before income taxes	275.7	276.2	275.6	517.2	(979.8)	364.9
Provision (benefit) for income taxes	(0.4)	—	—	89.2	—	88.8
Net income (loss) from continuing operations	276.1	276.2	275.6	428.0	(979.8)	276.1
Income from discontinued operations, net of tax	—	—	—	1.9	—	1.9
Gain from sale of discontinued operations, net of tax	—	—	—	198.9	—	198.9
Earnings (loss) from discontinued operations of investment in subsidiaries	200.8	200.8	200.8	—	(602.4)	—
Net income (loss)	$476.9	$477.0	$476.4	$628.8	$(1,582.2)	$476.9
Comprehensive income (loss), net of tax
Net income (loss)	$476.9	$477.0	$476.4	$628.8	$(1,582.2)	$476.9
Changes in cumulative translation adjustment	502.8	502.8	502.8	502.8	(1,508.4)	502.8
Changes in market value of derivative financial instruments, net of tax	(2.3)	(2.3)	(2.3)	(2.3)	6.9	(2.3)
Comprehensive income (loss)	$977.4	$977.5	$976.9	$1,129.3	$(3,083.7)	$977.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.1	$—	$0.3	$108.1	$—	$108.5
Accounts and notes receivable, net	2.5	—	—	765.7	—	768.2
Inventories	—	—	—	579.2	—	579.2
Other current assets	2.3	2.0	7.3	250.2	(11.9)	249.9
Total current assets	4.9	2.0	7.6	1,703.2	(11.9)	1,705.8
Property, plant and equipment, net	—	—	—	547.1	—	547.1
Other assets
Investments in subsidiaries	4,993.2	4,880.7	6,989.7	—	(16,863.6)	—
Goodwill	—	—	—	4,343.6	—	4,343.6
Intangibles, net	—	—	—	1,607.3	—	1,607.3
Other non-current assets	121.4	110.9	592.2	1,391.3	(1,790.8)	425.0
Total other assets	5,114.6	4,991.6	7,581.9	7,342.2	(18,654.4)	6,375.9
Total assets	$5,119.5	$4,993.6	$7,589.5	$9,592.5	$(18,666.3)	$8,628.8
Liabilities and Equity
Current liabilities
Accounts payable	$1.3	$—	$—	$382.1	$—	$383.4
Employee compensation and benefits	0.3	—	—	160.2	—	160.5
Other current liabilities	74.4	0.4	4.7	461.1	(11.9)	528.7
Total current liabilities	76.0	0.4	4.7	1,003.4	(11.9)	1,072.6
Other liabilities
Long-term debt	—	—	2,704.3	589.9	(1,790.8)	1,503.4
Pension and other post-retirement compensation and benefits	—	—	—	275.1	—	275.1
Deferred tax liabilities	—	—	—	549.5	—	549.5
Other non-current liabilities	34.9	—	—	184.7	—	219.6
Total liabilities	110.9	0.4	2,709.0	2,602.6	(1,802.7)	3,620.2
Equity	5,008.6	4,993.2	4,880.5	6,989.9	(16,863.6)	5,008.6
Total liabilities and equity	$5,119.5	$4,993.6	$7,589.5	$9,592.5	$(18,666.3)	$8,628.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$356.3	$475.5	$458.0	$654.1	$(1,582.1)	$361.8
Investing activities
Capital expenditures	—	—	—	(50.5)	—	(50.5)
Proceeds from sale of property and equipment	—	—	—	7.1	—	7.1
Proceeds from sale of businesses, net	—	—	2,765.6	(1.6)	—	2,764.0
Acquisitions, net of cash acquired	—	—	—	(59.5)	—	(59.5)
Net intercompany loan activity	—	—	119.4	135.9	(255.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	2,885.0	31.4	(255.3)	2,661.1
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(6.5)	—	(6.5)
Net cash provided by (used for) investing activities	—	—	2,885.0	24.9	(255.3)	2,654.6
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.8)	—	(0.8)
Net repayments of commercial paper and revolving long-term debt	—	—	(832.7)	(9.6)	—	(842.3)
Repayments of long-term debt	—	—	(1,917.8)	(91.5)	—	(2,009.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(101.6)	(475.5)	(572.9)	(687.4)	1,837.4	—
Shares issued to employees, net of shares withheld	34.3	—	—	—	—	34.3
Repurchases of ordinary shares	(100.0)	—	—	—	—	(100.0)
Dividends paid	(188.9)	—	—	—	—	(188.9)
Net cash provided by (used for) financing activities	(356.2)	(475.5)	(3,409.4)	(798.2)	1,837.4	(3,201.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	66.7	(11.2)	—	55.5
Change in cash and cash equivalents	0.1	—	0.3	(130.4)	—	(130.0)
Cash and cash equivalents, beginning of period	—	—	—	238.5	—	238.5
Cash and cash equivalents, end of period	$0.1	$—	$0.3	$108.1	$—	$108.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,210.7	$—	$1,210.7
Cost of goods sold	—	—	—	769.8	—	769.8
Gross profit	—	—	—	440.9	—	440.9
Selling, general and administrative	—	—	0.3	228.1	—	228.4
Research and development	—	—	—	29.7	—	29.7
Operating income	—	—	(0.3)	183.1	—	182.8
Loss (earnings) from continuing operations of investment in subsidiaries	(117.5)	(117.5)	(145.6)	—	380.6	—
Other (income) expense:
Equity income of unconsolidated subsidiaries	—	—	—	(1.2)	—	(1.2)
Net interest expense	—	—	27.8	6.5	—	34.3
Income (loss) from continuing operations before income taxes	117.5	117.5	117.5	177.8	(380.6)	149.7
Provision for income taxes	—	—	—	32.2	—	32.2
Net income (loss) from continuing operations	117.5	117.5	117.5	145.6	(380.6)	117.5
Income from discontinued operations, net of tax	—	—	—	22.9	—	22.9
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	23.5	23.5	23.5	—	(70.5)	—
Net income (loss)	$141.0	$141.0	$141.0	$169.1	$(451.1)	$141.0
Comprehensive income (loss), net of tax
Net income (loss)	$141.0	$141.0	$141.0	$169.1	$(451.1)	$141.0
Changes in cumulative translation adjustment	34.9	34.9	34.9	34.9	(104.7)	34.9
Changes in market value of derivative financial instruments, net of tax	(4.8)	(4.8)	(4.8)	(4.8)	14.4	(4.8)
Comprehensive income (loss)	$171.1	$171.1	$171.1	$199.2	$(541.4)	$171.1

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$364.1	$327.7	$327.1	$653.9	$(1,116.0)	$556.8
Investing activities
Capital expenditures	—	—	—	(94.5)	—	(94.5)
Proceeds from sale of property and equipment	—	—	—	24.1	—	24.1
Net intercompany loan activity	—	—	497.9	(193.9)	(304.0)	—
Other	—	—	—	(3.8)	—	(3.8)
Net cash provided by (used for) investing activities of continuing operations	—	—	497.9	(268.1)	(304.0)	(74.2)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(4.3)	—	(4.3)
Net cash provided by (used for) investing activities	—	—	497.9	(272.4)	(304.0)	(78.5)
Financing activities
Net repayments of commercial paper and revolving long-term debt	—	—	(280.2)	(10.9)	—	(291.1)
Repayments of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(202.6)	(327.7)	(557.1)	(332.6)	1,420.0	—
Excess tax benefits from share-based compensation	—	—	—	8.8	—	8.8
Shares issued to employees, net of shares withheld	20.1	—	—	—	—	20.1
Dividends paid	(181.6)	—	—	—	—	(181.6)
Net cash provided by (used for) financing activities	(364.1)	(327.7)	(837.3)	(335.4)	1,420.0	(444.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	12.2	(1.4)	—	10.8
Change in cash and cash equivalents	—	—	(0.1)	44.7	—	44.6
Cash and cash equivalents, beginning of period	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of period	$—	$—	$—	$170.9	$—	$170.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to satisfy the necessary conditions to consummate the Proposed Separation (as defined below) on a timely basis or at all; the ability to successfully separate the Water and Electrical businesses and realize the anticipated benefits from the Proposed Separation; adverse effects on the Water and Electrical business operations or financial results and the market price of our shares as a result of the announcement or consummation of the Proposed Separation; unanticipated transaction expenses, such as litigation or legal settlement expenses; failure to obtain tax rulings or changes in tax laws; changes in capital market conditions; the impact of the Proposed Separation on our employees, customers and suppliers; overall global economic and business conditions impacting the Water and Electrical businesses; future opportunities that our board may determine present greater potential to increase shareholder value; the ability of the Water and Electrical businesses to operate independently following the Proposed Separation; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" "our" or "Pentair" refer to Pentair plc and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. For the first nine months of 2017, the Water segment and the Electrical segment represented approximately 58% and 42% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Water — The Water segment designs, manufactures and services innovative products and solutions to meet filtration, separation, flow and water management challenges in agriculture, aquaculture, foodservice, food and beverage processing, swimming pools, water supply and disposal and a variety of industrial applications.

•
Electrical — The Electrical segment designs, manufactures, markets, installs and services high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings, and critical processes.

On April 28, 2017, we completed the sale of our Valves & Controls business to Emerson Electric Co. for $3.15 billion, subject to customary working capital adjustments. The sale resulted in a gain, net of tax, of $198.9 million. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Proposed Separation"). The Proposed Separation is expected to occur through a tax-free spin-off of the Electrical business to Pentair shareholders.

Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair's Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. Upon completion of the Proposed Separation, it is anticipated that Electrical's jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K.
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
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2016 and the first nine months of 2017 and will likely impact our results in the future:

•
Despite the favorable long-term outlook for our end-markets, we experience differing levels of volatility depending on the end-market and may continue to do so over the medium and longer term. During 2016 and the first nine months of 2017, our core sales have been challenged by broad-based capital expenditure and maintenance deferrals. Although we saw early signs of recovery in the first nine months of 2017, we expect this challenge to continue throughout 2017.

•	We continue to experience declines in project orders, primarily in our Electrical segment. We expect these headwinds to continue throughout the remainder of 2017.

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

In 2017, our operating objectives include the following:

•	Reducing long-term debt and overall leverage through improved cash flow performance;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2017 and 2016 were as follows:

	Three months ended
In millions	September 30, 2017	September 30, 2016	$ change	% / point change
Net sales	$1,226.8	$1,210.7	$16.1	1.3%
Cost of goods sold	771.5	769.8	1.7	0.2%
Gross profit	455.3	440.9	14.4	3.3%
% of net sales	37.1%	36.4%		0.7	pts

Selling, general and administrative	234.7	228.4	6.3	2.8%
% of net sales	19.1%	18.8%		0.3	pts
Research and development	28.4	29.7	(1.3)	(4.4)%
% of net sales	2.3%	2.5%		(0.2	) pts

Operating income	192.2	182.8	9.4	5.1%
% of net sales	15.7%	15.1%		0.6	pts

Loss on sale of business	3.8	—	3.8	N.M.
Net interest expense	13.9	34.3	(20.4)	(59.5)%

Income from continuing operations before income taxes	174.8	149.7	25.1	16.8%
Provision for income taxes	47.7	32.2	15.5	48.1%
Effective tax rate	27.3%	21.5%		5.8	pts
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Nine months ended
In millions	September 30, 2017	September 30, 2016	$ change	% / point change
Net sales	$3,675.6	$3,701.9	$(26.3)	(0.7)%
Cost of goods sold	2,314.8	2,347.9	(33.1)	(1.4)%
Gross profit	1,360.8	1,354.0	6.8	0.5%
% of net sales	37.0%	36.6%		0.4	pts

Selling, general and administrative	730.3	728.2	2.1	0.3%
% of net sales	19.9%	19.7%		0.2	pts
Research and development	87.1	86.9	0.2	0.2%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	543.4	538.9	4.5	0.8%
% of net sales	14.7%	14.6%		0.1	pts

Loss on sale of business	3.8	—	3.8	N.M.
Loss on early extinguishment of debt	101.4	—	101.4	N.M.
Net interest expense	74.2	105.9	(31.7)	(29.9)%

Income from continuing operations before income taxes	364.9	435.7	(70.8)	(16.2)%
Provision for income taxes	88.8	93.7	(4.9)	(5.2)%
Effective tax rate	24.3%	21.5%		2.8	pts

N.M. Not Meaningful
Net sales
The components of the consolidated net sales change from the prior period were as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	over the prior year period	over the prior year period
Volume	(1.3)%	(2.3)%
Price	0.2	0.6
Core growth	(1.1)	(1.7)
Acquisition	1.1	0.9
Currency	1.3	0.1
Total	1.3%	(0.7)%
The 1.3 percentage point increase in net sales in the third quarter of 2017 from 2016 was primarily driven by:

•	core sales growth in our industrial business, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017; and

•	favorable foreign currency effects for the three months ended September 30, 2017.

The increase was partially offset by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving lower project sales volume; and

•	core sales declines in our food & beverage business.
The 0.7 percentage point decrease in net sales in the first nine months of 2017 from 2016 was primarily driven by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving lower project sales volume; and

•	large job adjustments to net sales of $9.7 million in the first nine months of 2017.
The decrease was partially offset by:

•	core sales growth in our industrial business, primarily as a result of increased volumes in the U.S.;

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and first quarter of 2017; and

•	favorable foreign currency effects for the nine months ended September 30, 2017.
Gross profit
The 0.7 and 0.4 percentage point increases in gross profit as a percentage of sales in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•
favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales in the third quarter and first nine months of 2017, compared to the third quarter and first nine months of 2016; and

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	large job adjustments negatively impacting gross profit by $16.4 million in the first nine months of 2017.
Selling, general and administrative ("SG&A")
The 0.3 and 0.2 percentage point increases in SG&A expense as a percentage of sales in the third quarter and first nine months, respectively, of 2017 from 2016 was primarily driven by:

•	restructuring costs of $38.6 million in the first nine months of 2017, compared to $19.9 million in the first nine months of 2016; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	benefit from the reversal of a $13.3 million indemnification liability in the first quarter of 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc).

Net interest expense
The 59.5 and 29.9 percent decreases in net interest expense in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•
the impact of lower debt levels during the third quarter and first nine months of 2017, compared to the third quarter and first nine months of 2016. In May 2017, the proceeds from the sale of the Valves & Controls business were utilized to repay all commercial paper and revolving long term debt and for the early extinguishment of $1,659.3 million of certain series of fixed rate debt.

These decreases were partially offset by:

•	increased overall interest rates in effect on our outstanding debt during the third quarter and first nine months of 2017, compared to the third quarter and first nine months of 2016.
Loss on early extinguishment of debt
In May 2017, we repurchased aggregate principal of certain series of outstanding fixed rate debt totaling $1,659.3 million. Total costs of $101.4 million associated with the repurchases were recorded as Loss on early extinguishment of debt.
Provision for income taxes
The 5.8 and 2.8 percentage point increases in the effective tax rate in the third quarter and first nine months, respectively, of 2017 from 2016 was primarily driven by:

•	the unfavorable tax impact of non-deductible discrete items that occurred during the first nine months of 2017 compared to 2016; and
•the tax impact and timing of losses incurred during the first nine months of 2017 compared to 2016.
These increases were partially offset by:
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
Water
The net sales and segment income for the Water segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2017	September 30, 2016	% / point change		September 30, 2017	September 30, 2016	% / point change
Net sales	$687.3	$668.3	2.8%		$2,123.9	$2,095.7	1.3%
Segment income	130.5	119.1	9.6%		407.5	373.9	9.0%
% of net sales	19.0%	17.8%	1.2	pts	19.2%	17.8%	1.4	pts

Net sales
The components of the change in Water net sales from the prior period were as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	over the prior year period	over the prior year period
Volume	(0.2)%	(0.8)%
Price	0.4	0.9
Core growth	0.2	0.1
Acquisition	1.4	1.1
Currency	1.2	0.1
Total	2.8%	1.3%
The 2.8 and 1.3 percent increases in net sales for Water in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•	core sales growth in our industrial and residential & commercial businesses, primarily as a result of increased volumes in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and first quarter of 2017.
These increases were partially offset by:

•	core sales declines in our infrastructure and food & beverage verticals due to customer delays in capital spending; and

•	large job adjustments to net sales of $9.7 million in the first nine months of 2017.
Segment income
The components of the change in the Water segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	over the prior year period		over the prior year period
Growth	0.4	pts	(0.4	) pts
Acquisition	(0.1)		(0.1)
Inflation	(1.2)		(1.1)
Productivity/Price	2.1		3.0
Total	1.2	pts	1.4	pts

The 1.2 and 1.4 percentage point increases in segment income for Water as a percentage of net sales in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•	favorable material savings and product mix offsetting inflation;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	lower core sales volume in our infrastructure and food & beverage verticals, which resulted in decreased leverage on operating expenses.

Electrical
The net sales and segment income for the Electrical segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2017	September 30, 2016	% / point change		September 30, 2017	September 30, 2016	% / point change
Net sales	$540.6	$543.1	(0.5)%		$1,556.0	$1,608.3	(3.3)%
Segment income	121.5	119.6	1.6%		337.8	344.0	(1.8)%
% of net sales	22.5%	22.0%	0.5	pts	21.7%	21.4%	0.3	pts
Net sales
The components of the change in the Electrical segment net sales from the prior period were as follows:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	over the prior year period	over the prior year period
Volume	(2.7)%	(4.2)%
Price	—	0.2
Core growth	(2.7)	(4.0)
Acquisition	0.8	0.7
Currency	1.4	—
Total	(0.5)%	(3.3)%
The 0.5 and 3.3 percent decreases in net sales for Electrical in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•	lower project sales volume as a result of the impact of three large Canadian Oil Sands projects in 2016 that did not recur in 2017.
These decreases were partially offset by:

•	core sales growth in our industrial business, primarily as a result of increased volumes in the U.S.;

•	favorable foreign currency effect during the three months ended September 30, 2017;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to a business acquisition that occurred in the first quarter of 2017.

Segment income
The components of the change in the Electrical segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2017		Nine months ended September 30, 2017
	over the prior year period		over the prior year period
Growth	2.7	pts	0.8	pts
Acquisition	(0.1)		—
Inflation	(2.0)		(2.1)
Productivity/Price	(0.1)		1.6
Total	0.5	pts	0.3	pts

The 0.5 and 0.3 percentage point increases in segment income for Electrical as a percentage of net sales in the third quarter and first nine months, respectively, of 2017 from 2016 were primarily driven by:

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales in 2017, compared to 2016;

•	higher core sales in our industrial business, which resulted in increased leverage on operating expenses; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials;

•	lower core sales volumes in our energy and infrastructure businesses, which resulted in decreased leverage on operating expenses; and

•
higher cost of sales during the nine months ended September 30, 2017 due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities or completed debt and equity offerings as needed to allow us to complete acquisitions. We generally issue commercial paper to fund our financing needs on a short-term basis and use our revolving credit facility as back-up liquidity to support commercial paper.
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
Operating activities
Cash provided by operating activities of continuing operations was $418.5 million in the first nine months of 2017, compared to $459.7 million in the same period of 2016.
The $418.5 million in net cash provided by operating activities of continuing operations in the first nine months of 2017 primarily reflects net income from continuing operations of $514.6 million, net of non-cash depreciation and amortization and the loss on early extinguishment of debt, offset by a negative impact by $122.6 million as a result of changes in net working capital.

The $459.7 million in net cash provided by operating activities of continuing operations in the first nine months of 2016 primarily reflects net income from continuing operations of $478.9 million, net of non-cash depreciation and amortization and a negative impact of $5.2 million as a result of changes in net working capital.
Investing activities
Cash provided by investing activities of continuing operations was $2,661.1 million in the first nine months of 2017, compared to $74.2 million of cash used for investing activities in the same period of 2016. Net cash provided by investing activities of continuing operations in the first nine months of 2017 primarily reflects cash received from the sale of the Valves & Controls business, offset by capital expenditures of $50.5 million and cash paid for acquisitions (net of cash acquired) of $59.5 million. Net cash used for investing activities of continuing operations in the first nine months of 2016 relates primarily relates to capital expenditures of $94.5 million, partially offset by $24.1 million of proceeds from the sale of property and equipment.
We anticipate capital expenditures for fiscal 2017 to be approximately $80 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $3,201.9 million in the first nine months of 2017, compared with $444.5 million in the prior year period. As described further below, we utilized the proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $100 million of shares during the first nine months of 2017. Net cash used for financing activities in the first nine months 2016 primarily relates to payment of dividends and net repayments of commercial paper and revolving long-term debt.
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment,"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and the Second Amendment, the "Amendments"), which, among other things, increased the Leverage Ratio to the amounts specified below, and amended the definition of EBITDA (as defined below) to include earnings from discontinued operations for operations subject to a sale agreement until such disposition actually occurs.
In May 2017, we repurchased aggregate principal of certain series of the respective outstanding notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $116.0 million commercial paper outstanding as of September 30, 2017 and $398.7 million as of December 31, 2016, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of September 30, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,366.8 million as of September 30, 2017, which was limited to $1,828.4 million by the maximum Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $29.9 million, of which there were no outstanding borrowings at September 30, 2017. Borrowings under these credit facilities bear interest at variable rates.
As of September 30, 2017, we have $60.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the nine months ended September 30, 2017, we repurchased 1.5 million of our shares for $100.0 million pursuant to this authorization. As of September 30, 2017, we had $700.0 million remaining available for share repurchases under this authorization.

Dividends
On December 6, 2016, the Board of Directors approved a plan to increase the 2017 annual cash dividend to $1.38, which is intended to be paid in four quarterly installments. Additionally, on September 19, 2017 the Board of Directors declared a quarterly cash dividend of $0.345 payable on November 3, 2017 to shareholders of record at the close of business on October 20, 2017. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.7 million and $61.8 million at September 30, 2017 and December 31, 2016, respectively.
We paid dividends in the first nine months of 2017 of $188.9 million, or $1.035 per ordinary share, compared with $181.6 million, or $1.00 per ordinary share, in the prior year period.
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

	Q4
In millions	2017	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$—	$—	$1,225.8	$74.0	$103.8	$88.3	$19.3	$1,511.2
Interest obligations on fixed-rate debt	$5.9	$39.8	$32.4	$11.4	$6.2	$3.6	$2.4	$101.7
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. We have a long-term goal to consistently generate free cash flow that equals or exceeds 100 percent conversion of adjusted net income. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2017	September 30, 2016
Net cash provided by (used for) operating activities of continuing operations	$418.5	$459.7
Capital expenditures of continuing operations	(50.5)	(94.5)
Proceeds from sale of property and equipment of continuing operations	7.1	24.1
Free cash flow from continuing operations	$375.1	$389.3
Net cash provided by (used for) operating activities of discontinued operations	(56.7)	97.1
Capital expenditures of discontinued operations	(6.8)	(15.4)
Proceeds from sale of property and equipment of discontinued operations	0.3	3.2
Free cash flow	$311.9	$474.2

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2017. For additional information, refer to Item 7A of our 2016 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2017 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2017, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of September 30, 2017, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and residential markets. We have experienced, and expect to continue to experience, fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our businesses and the businesses of our customers include the overall strength of the economy and our customers' confidence in the economy, industrial and governmental capital spending, the strength of the residential and commercial real estate markets, unemployment rates, availability of consumer and commercial financing, interest rates, and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower cost manufacturers. We compete based on technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2016 accounted for 41 percent of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. During 2016, foreign currency translations had a 0.8 percent negative impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.
Our future growth is dependent upon our ability to continue to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high growth emerging markets; identify emerging technological and other trends in our target end-markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. We have chosen to focus our growth initiatives in specific end markets and geographies, but we cannot provide assurance that these growth initiatives will be sufficient to offset revenue declines in other markets. The failure to effectively adapt our products or services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources.
Our business strategy includes acquiring businesses and making investments that complement our existing businesses. We continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future or that completed acquisitions will be successful. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to the U.S. Foreign Corrupt Practices Act (the "FCPA"); and

•	dilution of interests of holders of our shares through the issuance of equity securities or equity-linked securities.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions or investments may not be successful and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve some or all of the expected benefits of our business initiatives.
During 2016, 2015 and 2014, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Sales outside of the U.S. for the year ended December 31, 2016 accounted for 41 percent of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the U.S.;

•	the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in non-U.S. countries; and

•	changes in and required compliance with a variety of non-U.S. laws and regulations.
Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.
We may experience material cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), energy and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impacts of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use conflicts over and challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2016, our goodwill and intangible assets were $5,849.2 million and represented 51% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairment charges.
Work stoppages, union negotiations, labor disputes and other matters associated with our labor force could have a material adverse effect on our results of operations.
As of December 31, 2016, approximately 9,000 of our employees were covered by collective bargaining agreements or works councils. Although we believe that our relations with the labor unions and work councils that represent our employees are generally good and we have experienced no material strikes and only minor work stoppages recently, we may experience in the future these and other types of conflicts with labor unions, works councils, other groups representing employees or our employees generally. In addition, any future negotiations with our labor unions could result in significant increases in our cost of labor.

A material disruption at any of our manufacturing facilities could cause us to be unable to meet customer demands or increase our costs.
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and otherwise meet customer demand for our products, which could have a material adverse effect our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect our business, financial condition, results of operations and cash flows.
Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We experience seasonal demand in a number of markets within both of our business segments. In our Water segment, both demand for residential water supply products, infrastructure and agricultural products and end-user demand for pool equipment in our primary markets follow warm weather trends and are at seasonal highs from April to August. The magnitude of the sales increase in our Water segment is partially mitigated by employing some advance sale or "early buy" programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. Our Electrical segment generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere. Seasonality and weather conditions could have a material adverse effect on our results of operations.
Our share price may fluctuate significantly.
We cannot predict the prices at which our shares may trade. The market price of our shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of us;

•	natural or other environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation, including asbestos claims, government investigations or environmental liabilities;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could have a material adverse effect on our share price.
Risks Relating to Legal, Regulatory and Compliance Matters
Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. could have a material adverse effect on us.
The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to government agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are "dual use" products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant governmental authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
Changes in U.S. administrative policy, including changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in Mexico, among other possible changes. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to potential environmental laws, liabilities and litigation.
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, some of which are subject to renewal from time to time, for many of our businesses and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.
We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental clean-ups relating to our current or former business units. We have disposed of a number of businesses in recent years and in certain cases, we have retained responsibility and potential liability for certain environmental obligations. We have received claims for indemnification from certain purchasers. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. We have projects underway at several current and former manufacturing facilities to investigate and remediate environmental contamination resulting from our past operations or by other businesses that previously owned or used the properties. The cost of clean-up and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental clean-up costs and liabilities could exceed the amount of our current reserves.

Our subsidiaries are party to asbestos-related product litigation that could adversely affect our financial condition, results of operations and cash flows.
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of September 30, 2017, there were approximately 600 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers , are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Pentair and its employees, customers, dealers and suppliers. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have identified attempts to gain unauthorized access to our information technology systems and networks. To our knowledge, no such attack was ultimately successful in exporting sensitive data or controlling sensitive systems or networks. Should such an attack succeed it could expose us and our employees, customers, dealers and suppliers to misuse of information or systems, the compromising of confidential information, theft of assets, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.
We may be negatively impacted by litigation, including product liability claims.
Our businesses expose us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Successful claims against us for significant amounts could have a material adverse effect on our product reputation, business, financial condition, results of operations and cash flows.
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
The 2012 Tax Sharing Agreement provides that we, Johnson Controls and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Johnson Controls' and ADT's U.S. income tax returns, including withholding tax, income tax, or other tax liabilities that could arise if the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal or Swiss tax purposes, and (ii) payments required to be made by Johnson Controls with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Johnson Controls is responsible for the first $500 million of Shared Tax Liabilities. As of September 30, 2017, Johnson Controls has paid $210.5 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Johnson Controls will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Johnson Controls. The ultimate resolution of these matters, and the impact of that resolution, are uncertain. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

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
As of September 30, 2017, we had $1,503.4 million of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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

Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
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
A change in our tax residency could have a negative effect on our future profitability, and may trigger taxes on dividends or exit charges.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes unless it is treated as resident in another jurisdiction pursuant to any appropriate double tax treaty with the U.K. Other jurisdictions may also seek to assert taxing jurisdiction over Pentair.

Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, article 4(3) of the Double Tax Convention between Ireland and the U.K. (the "residence tie-breaker") currently provides that the company shall be treated as resident only in one of those two jurisdictions if its place of effective management is situated in that jurisdiction.
The Organisation for Economic Co-operation and Development has proposed a number of measures relating to the tax treatment of multinationals, some of which are to be implemented by amending double tax treaties through a multilateral instrument (the "MLI"). The MLI has been signed by a number of countries, including Ireland and the U.K. The MLI allows signatories to opt into or out of certain changes: the effect for a given double tax convention depends on the options chosen by the two contracting states. Ireland and the U.K. have indicated they intend to change the residence tie-breaker so that it will depend on a ruling by the tax authorities of the two contracting states, instead of an objective application of the place of effective management test. Accordingly, if Ireland and the U.K. maintain their position and enough other countries ratify the MLI, the residence tie-breaker would be amended to depend on a determination by Irish Revenue Commissioners and the U.K. HM Revenue and Customs. It is not certain when this will take place nor what factors will be taken into account in making the determination, but we do not expect such a determination to alter our tax residency.
It is possible that in the future, whether as a result of a change in law (including the entry into force of the MLI or a change to the intention of Ireland or the U.K. in relation to the MLI) or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If Pentair ceases to be resident in the U.K. and becomes resident in another jurisdiction, it may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If Pentair were to be treated as resident in more than one jurisdiction, it could be subject to taxation in multiple jurisdictions. If, for example, Pentair were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.
Irish law differs from the laws in effect in the United States and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.
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
Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company ("DTC") will not be subject to Irish stamp duty. However, if you hold your ordinary shares directly rather than beneficially through DTC, any transfer of your ordinary shares could be subject to Irish stamp duty (currently at the rate of 1 percent of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2017:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 29	1,816	$67.10	—	$700,000,054
July 30 - August 26	573	$62.38	—	$700,000,054
August 27 - September 30	2,453	$62.71	—	$700,000,054
Total	4,842		—

(a)
The purchases in this column include 1,816 shares for the period July 1 - July 29, 573 shares for the period July 30 - August 26 and 2,453 shares for the period August 27 - September 30 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2017

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

101
The following materials from Pentair plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (iv) the Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2017.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Senior Vice President, Chief Accounting Officer and Treasurer