Form 10-K
period 2017-12-31
PENTAIR plc
filed 2018-02-27
CIK 77360

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $66.54 per share as reported on the New York Stock Exchange on June 30, 2017 (the last business day of Registrant's most recently completed second quarter): $10,849,958,298.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2017 was 180,306,617.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 8, 2018, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

Pentair plc
Annual Report on Form 10-K
For the Year Ended December 31, 2017

PART I

ITEM 1.    BUSINESS
GENERAL
Pentair plc is a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. Water designs, manufactures, markets and services innovative products and solutions to meet filtration, separation, flow and water management challenges in agriculture, aquaculture, foodservice, food and beverage processing, swimming pools, water supply and disposal and a variety of industrial applications. Electrical designs, manufactures, markets, installs and services high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings and critical processes.
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
On September 18, 2015, we acquired, as part of Electrical, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion in cash (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.

On April 28, 2017 we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Proposed Separation"). The Proposed Separation is expected to occur through a tax-free spin-off of the Electrical business to Pentair shareholders.
Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair's Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the U.S. Securities and Exchange Commission (the “SEC"). Upon completion of the Proposed Separation, it is anticipated that Electrical's jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K.
We are targeting April 30, 2018 for the completion of the Proposed Separation; however, there can be no assurance regarding the ultimate timing of the Proposed Separation or that the Proposed Separation will be completed.
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
During the first quarter of 2017, we reorganized our business segments to reflect a new operating structure, resulting in a change to our reporting segments. All prior period amounts related to the segment change have been retrospectively reclassified throughout this Annual Report on Form 10-K to conform to the new presentation. As part of this reorganization, the legacy Water Quality Systems business segment was combined with the legacy Flow & Filtration Solutions business segment to form the Water reporting segment and now operates as a stand-alone business segment. In addition, the legacy Technical Solutions business segment was renamed the Electrical reporting segment.
Water
The Water segment designs, manufactures, markets and services innovative water solutions for the filtration, separation, flow and water management challenges in agriculture, foodservice, food and beverage processing, swimming pools, water supply and disposal and a variety of industrial applications.
Water provides a comprehensive portfolio of products and services to address customers’ needs for reliable and efficient movement and control of water and other fluids. This includes a full range of water treatment equipment including energy-efficient pumps, point-of-entry/point-of-use filtration, valves, UV sanitization and automation controls for residential and commercial applications, as well as engineered solutions in advanced filtration, desalination, water supply and disposal, process and control for industrial and infrastructure applications. We offer design and consulting services and our advanced water technologies are used across a wide number of industries including residential, commercial, foodservice, industrial, aquaculture, irrigation and flood control, wastewater and more. Our equipment and solutions are found in swimming pools and spas, water purification and sanitation systems, foodservice operations, food and beverage processing plants, wastewater treatment plants, flood control and storm water management facilities and in other applications across the globe.
Brand names for Water include Aurora, Berkeley, Codeline, Everpure, Fairbanks-Nijhuis, Kreepy Krauly, Haffmans, Hydromatic, Hypro, Pentair, Pentair Aquatic Eco-Systems, Sta-Rite, Shurflo, Südmo and X-Flow.
Customers
Water customers include businesses engaged in wholesale and retail distribution in the residential & commercial, food & beverage, infrastructure, and industrial verticals. Customers also include end-user and consumers in the residential & commercial vertical as well as engineering procurement contractors, and original equipment manufacturers.
Seasonality
We experience increased demand for residential water supply and pool equipment products, infrastructure and agricultural products following warm weather trends, which are at season highs from April to August. The magnitude of the sales increase is mitigated by employing some advance sale “early buy” programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts.
Competition
Water faces numerous domestic and international competitors, some of which have substantially greater resources directed to the verticals in which we compete. Competition focuses on brand names, product performance (including energy-efficient offerings and required specifications), quality, service and price. We compete by offering a wide variety of innovative and high-quality products, which are competitively priced. We believe our distribution channels and reputation for quality also provide us a competitive advantage.
Electrical
The Electrical segment designs, manufactures, markets, installs and services high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings and critical processes.
Electrical products include mild steel, stainless steel, aluminum and non-metallic enclosures, cabinets, cases, subracks, backplanes, engineered fastening solutions across a wide range of industries and verticals and thermal management systems including heat tracing, floor heating, fire-rated and specialty wiring, sensing, and snow melting and de-icing solutions for industrial, commercial and residential use.
The portfolio of products serves a range of industries, including use in the commercial, communications, energy, electronics, industrial, infrastructure, medical, and security & defense verticals. Brand names for Electrical offerings include CADDY, ERICO, Hoffman, LENTON, Raychem, Schroff and Tracer.
Customers
Electrical customers include electrical distributors, data center contractors, original equipment manufacturers, greenfield development contractors and maintenance contractors. Electrical has a globally installed base of customers.
Seasonality
Electrical generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere.
Competition
Within Electrical, the equipment protection business faces significant competition in the verticals it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition and customer service are significant factors. The industries and verticals served by the thermal management business are highly fragmented, comprising local markets and niches. The industries and verticals served by the engineered fastening solutions business is relatively fragmented, with a small number of large competitors and a large number of smaller suppliers. We compete by offering a wide variety of innovative and compatible products, which are competitively priced.
INFORMATION REGARDING ALL REPORTABLE SEGMENTS
Backlog of orders by segment

	December 31
In millions	2017	2016	$ change	% change
Water	$406.9	$375.8	$31.1	8.3%
Electrical	280.4	266.3	14.1	5.3
Total	$687.3	$642.1	$45.2	7.0%
A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2017 will be shipped in 2018.

Research and development
We conduct research and development activities primarily in our own facilities. These efforts consist primarily of the development of new products, product applications and manufacturing processes. Research and development expenditures during 2017, 2016 and 2015 were $115.8 million, $114.1 million and $98.7 million, respectively.
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
Employees
As of December 31, 2017, we employed 18,400 people worldwide.
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
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies through a spin-off. Completion of the spin-off will be contingent upon customary conditions, including obtaining final approval from our Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. In addition, the proposed spin-off is complex in nature and may be affected by unanticipated developments or changes in market conditions. For these and other reasons, the spin-off may not be completed on April 30, 2018, as we are targeting, if at all.
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

•	our employees may also be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off;

•	some of our suppliers or customers may delay or defer decisions or may end their relationships with us;

•	we will be required to pay certain costs and expenses relating to the spin-off, such as legal, accounting and other professional fees, whether or not it is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off or fail to complete it on a timely basis.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows and trading prices.
We may be unable to achieve some or all of the benefits that we expect to achieve from the spin-off.
Although we believe that separating our Electrical business from our Water business by means of the spin-off will provide financial, operational, managerial and other benefits to us and our shareholders, the spin-off may not provide the results on the scope or on the scale we anticipate, and we may not realize any or all of the intended benefits. In addition, we will incur one-time costs and ongoing costs in connection with, or as a result of, the spin-off, including costs of operating as independent, publicly-traded companies that the two businesses will no longer be able to share. Those costs may exceed our estimates or could negate some of the benefits we expect to realize. If we do not realize the intended benefits or if our costs exceed our estimates, we could suffer a material adverse effect on the business, financial condition, results of operations, cash flows and trading prices.
If the proposed spin-off of our Electrical business is completed, the trading price of our ordinary shares will likely decline and may experience greater volatility.
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
The spin-off is conditioned on our receipt of opinions of tax counsel and tax rulings from taxing authorities. However, these tax opinions will not be binding on taxing authorities. Accordingly, taxing authorities or the courts may reach conclusions with respect to the spin-off that are different from the conclusions reached in the opinions of counsel. Moreover, the opinions of counsel will be based on certain statements and representations made by us, which, if incomplete or inaccurate in any material respect, could invalidate the opinion of counsel. Additionally, certain internal restructuring transactions necessary to accomplish the spin-off may result in adverse tax consequences to us.
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
Sales outside of the U.S. for the year ended December 31, 2017 accounted for 40% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar reported revenue and income will effectively be decreased to the extent of the change in currency valuations, and vice-versa. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

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
During 2017, 2016 and 2015, we initiated and continued execution of certain business initiatives aimed at reducing our fixed cost structure and realigning our business. As a result, we have incurred substantial expense, including restructuring charges. We may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2017 accounted for 40% of our net sales. Further, most of our businesses obtain some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We may experience cost and other inflation.
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
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of each of our reporting units to their respective carrying values on their balance sheets. As of December 31, 2017 our goodwill and intangible assets were $5,909.5 million and represented 68% of our total assets. Long-term declines in projected future cash flows could result in future goodwill and intangible asset impairment charges.
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
We experience seasonal demand in a number of markets within both of our business segments. In Water, demand for residential water supply products, infrastructure, agricultural products and end-user demand for pool equipment in our primary markets follow warm weather trends and are at seasonal highs from April to August. The magnitude of the sales increase in Water is partially mitigated by employing some advance sale or "early buy" programs (generally including extended payment terms and/or additional discounts). Seasonal effects may vary from year to year and are impacted by weather patterns, particularly by temperatures, heavy flooding and droughts. Electrical generally experiences increased demand for thermal protection products and services during the fall and winter months in the Northern Hemisphere and increased demand for electrical fastening products during the spring and summer months in the Northern Hemisphere. Seasonality and weather conditions could have a material adverse effect on our results of operations.
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
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are "dual use" products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant government authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.
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
Our subsidiaries, along with numerous other companies, are named as defendants in a substantial number of lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third parties. Each case typically names between dozens to hundreds of corporate defendants. Historically, our subsidiaries have been identified as defendants in asbestos-related claims. We have experienced an increase in the number of asbestos-related lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims. A large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed or withdrawn. Our strategy has been, and continues to be, to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, only where appropriate, settling claims before trial. As of December 31, 2017, there were approximately 600 claims pending against our subsidiaries. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving lawsuits in the future and we continue to evaluate different strategies related to asbestos claims filed against us including entity restructuring and judicial relief. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to Pentair and its employees, customers, dealers and suppliers. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks and to additional laws and regulatory requirements regarding data privacy, including the European Union General Data Protection Regulation. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats -- from user error to attacks designed to gain unauthorized access to our systems, networks and data -- are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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
The 2012 Tax Sharing Agreement provides that we, Johnson Controls and ADT will share (i) certain pre-Distribution income tax liabilities that arise from adjustments made by tax authorities to our, Johnson Controls' and ADT's U.S. income tax returns, including withholding tax, income tax, or other tax liabilities that could arise if the Merger, Distribution or certain internal transactions undertaken in anticipation of the Distribution are determined to be taxable for U.S. federal or Swiss tax purposes, and (ii) payments required to be made by Johnson Controls with respect to the 2007 Tax Sharing Agreement (the liabilities in clauses (i) and (ii) collectively, "Shared Tax Liabilities"). Johnson Controls is responsible for the first $500 million of Shared Tax Liabilities. As of December 31, 2017, Johnson Controls has paid $210.0 million of Shared Tax Liabilities. We and ADT will share 42% and 58%, respectively, of the next $225 million of Shared Tax Liabilities. We, ADT and Johnson Controls will share 20%, 27.5% and 52.5%, respectively, of Shared Tax Liabilities above $725 million. Costs and expenses associated with the management of Shared Tax Liabilities will generally be shared 20% by us, 27.5% by ADT and 52.5% by Johnson Controls. The ultimate resolution of these matters, and the impact of that resolution, are uncertain. To the extent we are responsible for any liability under the 2012 Tax Sharing Agreement, and indirectly the 2007 Tax Sharing Agreement, there could be a material adverse impact on our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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
As of December 31, 2017, we had $1.4 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected.
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
We carry out our Water manufacturing operations at 21 plants located throughout the United States and at 27 plants located in 14 other countries. In addition, Water has 33 distribution facilities, 48 sales offices and 11 service centers located in numerous countries throughout the world.
We carry out our Electrical manufacturing operations at 8 plants located throughout the United States and at 13 plants located in 11 other countries. In addition, Electrical has 24 distribution facilities, 53 sales offices and 2 service centers located in numerous countries throughout the world.
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
Asbestos matters
Our subsidiaries and numerous other unaffiliated companies are named as defendants in personal injury lawsuits based on alleged exposure to asbestos-containing materials. These cases typically involve product liability claims based primarily on allegations of manufacture, sale or distribution of industrial products that either contained asbestos or were attached to or used with asbestos-containing components manufactured by third-parties. Each case typically names between dozens to hundreds of corporate defendants. While we have observed an increase in the number of these lawsuits over the past several years, including lawsuits by plaintiffs with mesothelioma-related claims, a large percentage of these suits have not presented viable legal claims and, as a result, have been dismissed by the courts. Our historical strategy has been to mount a vigorous defense aimed at having unsubstantiated suits dismissed, and, where appropriate, settling suits before trial. Although a large percentage of litigated suits have been dismissed, we cannot predict the extent to which we will be successful in resolving lawsuits in the future.
As of December 31, 2017, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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

Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2017, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Current executive officers of Pentair plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Randall J. Hogan	62
Chief Executive Officer since 2001 and Chairman of the Board since 2002; President and Chief Operating Officer, 1999 — 2000; Executive Vice President and President of Pentair's Electrical and Electronic Enclosures Group, 1998 — 1999; United Technologies Carrier Transicold President, 1995 — 1997; Pratt & Whitney Industrial Turbines Vice President and General Manager, 1994 — 1995; General Electric various executive positions, 1988 — 1994; McKinsey & Company consultant, 1981 — 1987. It is expected that Mr. Hogan will retire from his positions as Chairman and Chief Executive Officer of the Company and become the Chairman of nVent Electric plc, effective upon the completion of the Proposed Separation.

John L. Stauch	53
Executive Vice President and Chief Financial Officer since 2007; Chief Financial Officer of the Automation and Control Systems unit of Honeywell International Inc., 2005 — 2007; Vice President, Finance and Chief Financial Officer of the Sensing and Controls unit of Honeywell International Inc., 2004 — 2005; Vice President, Finance and Chief Financial Officer of the Automation & Control Products unit of Honeywell International Inc., 2002 — 2004; Chief Financial Officer and IT Director of PerkinElmer Optoelectronics, a unit of PerkinElmer, Inc., 2000 — 2002; Various executive, investor relations and managerial finance positions with Honeywell International Inc. and its predecessor AlliedSignal Inc., 1994 — 2000. It is expected that Mr. Stauch will become the Company’s Chief Executive Officer, effective upon the completion of the Proposed Separation.

Angela D. Jilek	49
Senior Vice President, General Counsel and Secretary since 2010; Assistant General Counsel, 2002 — 2010; Shareholder and Officer of the law firm of Henson & Efron, P.A., 2000 — 2002; Associate Attorney in the law firm of Henson & Efron, P.A. 1996 — 2000 and in the law firm of Felhaber Larson Fenlon & Vogt, P.A., 1992 — 1996. It is expected that Ms. Jilek will retire from the Company effective May 1, 2018.

John H. Jacko	60
Senior Vice President and Chief Marketing Officer since 2017; Vice President and Chief Marketing Officer of Kennametal Corporation, 2007 — 2016; Senior Vice President and Chief Marketing Officer of Flowserve Corporation, 2002 — 2007; Vice President of Marketing and Customer Management of Flowserve Corporation, 2001 — 2002; Various business leadership positions of Honeywell Aerospace, 1995 — 2001. It is expected that Mr. Jacko will become the Company’s Chief Growth Officer, effective upon the completion of the Proposed Separation.

Mark C. Borin	50
Senior Vice President and Chief Accounting Officer since 2008 and Treasurer since 2015; Partner in the audit practice of the public accounting firm KPMG LLP, 2000 — 2008; Various positions in the audit practice of KPMG LLP, 1989 — 2000. It is expected that Mr. Borin will become the Company’s Chief Financial Officer, effective upon the completion of the Proposed Separation.

Karl R. Frykman	57
President, Water segment since 2017; President, Water Quality Systems Global Business Unit, 2007 — 2016; President of Aquatic Systems' National Pool Tile group, 1998— 2007; Vice President of Operations for American Products, 1995 — 1998; Vice President of Anthony Pools, 1990 — 1995; Vice President of Poolsaver, 1988 — 1990. It is expected that Mr. Frykman will become the Company’s Chief Operating Officer, effective upon the completion of the Proposed Separation.

Beth A. Wozniak	53
President, Electrical segment since 2017; President, Flow & Filtration Solutions Global Business Unit, 2015 — 2016; President of Environmental and Combustion Controls unit of Honeywell International Inc., 2011 — 2015; President of Sensing and Controls unit of Honeywell International Inc., 2006 — 2011; Various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc., 1990 — 2006. It is expected that Ms. Wozniak will resign from her position with the Company and become the Chief Executive Officer of nVent Electric plc, effective upon the completion of the Proposed Separation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "PNR." As of December 31, 2017, there were 16,011 shareholders of record.
The high, low and closing sales price for our ordinary shares and the dividends paid for each of the quarterly periods for 2017 and 2016 were as follows:

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
High	$63.45	$69.03	$68.50	$71.76	$54.54	$63.39	$66.99	$64.39
Low	56.53	61.61	59.13	67.27	41.57	50.37	57.20	53.80
Close	62.78	66.54	67.96	70.62	54.26	58.29	64.24	56.07
Dividends paid	0.345	0.345	0.345	0.345	0.33	0.33	0.34	0.34
Pentair has paid 168 consecutive quarterly dividends. The Board of Directors has approved a plan to increase the dividend for 2018, which will mark the 42nd consecutive year we have increased dividends.
Future dividends on our ordinary shares or reductions of share capital for distribution to shareholders, if any, must be approved by our Board of Directors for payment out of distributable reserves on our statutory balance sheet. We are not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.0 billion and $9.4 billion as of December 31, 2017 and 2016, respectively.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares for the last five years, assuming the investment of $100 on December 31, 2012 and the reinvestment of all dividends since that date to December 31, 2017. The graph also contains for comparison purposes the S&P 500 Index and the S&P 500 Industrials Index, assuming the same investment level and reinvestment of dividends.
By virtue of our market capitalization, we are a component of the S&P 500 Index. On the basis of our size and diversity of businesses, we believe the S&P 500 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period December	INDEXED RETURNS Years ended December 31
Company / Index	2012	2013	2014	2015	2016	2017
Pentair plc	100	160.70	139.55	106.31	123.32	158.68
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P 500 Industrials Index	100	131.64	147.91	152.19	167.59	205.41

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2017:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 28, 2017	1,146	$67.96	—	$700,000,054
October 29 – November 25, 2017	17,792	69.28	—	700,000,054
November 26 – December 31, 2017	1,432,297	69.80	1,432,297	600,000,119
Total	1,451,235		1,432,297

(a)
The purchases in this column include 1,146 shares for the period October 1 – October 28, 2017, 17,792 shares for the period October 29 – November 25, 2017, and no shares for the period November 26 – December 31, 2017 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted shares.

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

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019. We have $600.0 million remaining availability for repurchases under the 2014 authorization.

ITEM 6.  SELECTED FINANCIAL DATA
The following table sets forth our selected historical financial data for the five years ended December 31, 2017.

	Years ended December 31
In millions, except per-share data	2017	2016	2015	2014	2013
Consolidated statements of operations and comprehensive income data
Net sales	$4,936.5	$4,890.0	$4,616.4	$4,666.8	$4,553.7
Operating income	680.8	700.7	616.1	538.5	529.2
Net income from continuing operations attributable to Pentair plc	480.0	451.6	397.1	356.6	354.8
Per-share data
Basic:
Earnings per ordinary share from continuing operations attributable to Pentair plc	$2.64	$2.49	$2.20	$1.87	$1.76
Weighted average shares	181.7	181.3	180.3	190.6	201.1
Diluted:
Earnings per ordinary share from continuing operations attributable to Pentair plc	$2.61	$2.47	$2.17	$1.84	$1.73
Weighted average shares	183.7	183.1	182.6	193.7	204.6
Cash dividends declared and paid per ordinary share	$1.38	$1.34	$1.28	$1.10	$0.96
Cash dividends declared and unpaid per ordinary share	0.35	0.345	0.33	0.64	0.50
Consolidated balance sheets data
Total assets	$8,633.7	$11,534.8	$11,833.4	$10,643.8	$11,732.5
Total debt	1,440.7	4,279.2	4,685.8	2,988.4	2,532.6
Total equity	5,037.8	4,254.4	4,008.8	4,663.8	6,217.7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to satisfy the necessary conditions to consummate the Proposed Separation (as defined below) on a timely basis or at all; the ability to successfully separate the Water and Electrical businesses and realize the anticipated benefits from the Proposed Separation; adverse effects on the Water and Electrical business operations or financial results and the market price of our shares as a result of the announcement or consummation of the Proposed Separation; unanticipated transaction expenses, such as litigation or legal settlement expenses; failure to obtain tax rulings or changes in tax laws; changes in capital market conditions; the impact of the Proposed Separation on our employees, customers and suppliers; overall global economic and business conditions impacting the Water and Electrical businesses; future opportunities that our board may determine present greater potential to increase shareholder value; the ability of the Water and Electrical businesses to operate independently following the Proposed Separation; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. Pentair plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
Pentair plc is a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. We classify our operations into business segments based primarily on types of products offered and markets served. For the year ended December 31, 2017, Water and Electrical accounted for 58% and 42% of total revenues, respectively.
Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have our tax residency in the U.K.
On September 18, 2015, we acquired, as part of Electrical, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion in cash (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products; ERICO electrical grounding, bonding and connectivity products and LENTON engineered systems.
On April 28, 2017 we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On May 9, 2017, we announced that our Board of Directors approved a plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Proposed Separation"). The Proposed Separation is expected to occur through a tax-free spin-off of the Electrical business to Pentair shareholders.
Completion of the Proposed Separation is subject to certain customary conditions, including, among other things, final approval of the transaction by Pentair's Board of Directors, receipt of tax opinions and rulings and effectiveness of appropriate filings with the SEC. Upon completion of the Proposed Separation, it is anticipated that Electrical's jurisdiction of organization will be Ireland, but that it will manage its affairs so that it will be centrally managed and controlled in the U.K. and therefore will have its tax residency in the U.K.

We are targeting April 30, 2018 for the completion of the Proposed Separation; however, there can be no assurance regarding the ultimate timing of the Proposed Separation or that the Proposed Separation will be completed.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2017 and 2016, and will likely impact our results in the future:

•
During 2017 and 2016, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and, during 2017, began realigning our business in contemplation of the Proposed Separation. We expect that these actions will contribute to margin growth in 2018.

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

In 2018, our operating objectives include the following:

•	Complete the execution of the Proposed Separation to create two industry-leading pure-play companies in Water and Electrical.

•	Driving operating excellence through PIMS, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2017	2016	2015	2017 vs 2016		2016 vs 2015
Net sales	$4,936.5	$4,890.0	$4,616.4	1.0%		5.9%
Cost of goods sold	3,107.4	3,095.9	3,017.6	0.4%		2.6%
Gross profit	1,829.1	1,794.1	1,598.8	2.0%		12.2%
% of net sales	37.1%	36.7%	34.6%	0.4	pts	2.1	pts

Selling, general and administrative	1,032.5	979.3	884.0	5.4%		10.8%
% of net sales	20.9%	20.0%	19.1%	0.9	pts	0.9	pts
Research and development	115.8	114.1	98.7	1.5%		15.6%
% of net sales	2.3%	2.3%	2.1%	—		0.2	pts

Operating income	680.8	700.7	616.1	(2.8)%		13.7%
% of net sales	13.8%	14.3%	13.3%	(0.5	) pts	1.0	pts

Other (income) expense
Loss on sale of businesses	4.2	3.9	3.2	7.7%		21.9%
Loss on early extinguishment of debt	101.4	—	—	N.M.		N.M.
Net interest expense	87.3	140.1	101.9	(37.7)%		37.5%

Income from continuing operations before income taxes	489.2	561.0	512.5	(12.8)%		9.5%
Provision for income taxes	9.2	109.4	115.4	(91.6)%		(5.2	) %
Effective tax rate	1.9%	19.5%	22.5%	(17.6	) pts	(3.0	) pts
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2017 vs 2016	2016 vs 2015
Volume	(1.0)%	(1.7)%
Price	0.5	0.3
Core growth	(0.5)	(1.4)
Acquisition	0.9	8.1
Currency	0.6	(0.8)
Total	1.0%	5.9%
The 1.0 percent increase in consolidated net sales in 2017 from 2016 was primarily the result of:

•	increased sales volume in our industrial business primarily in the U.S.;

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and the first quarter of 2017; and

•	favorable foreign currency effects during the year ended December 31, 2017.
These increases were partially offset by:

•	continued lower project sales volume particularly in the energy and industrial businesses;

•	large job adjustments to net sales of $9.7 million in 2017.
The 5.9 percent increase in consolidated net sales in 2016 from 2015 was primarily the result of:

•	sales of $516.1 million in 2016 as a result of the ERICO Acquisition, compared to sales of $147.0 million in 2015; and

•	increased volume driving core sales growth in our North America pool business.
These increases were partially offset by:

•	continued slowdown in capital spending, driving core sales declines in our industrial and energy businesses;

•	slowing economic activity in certain developing regions, including China and Brazil; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Gross profit
The 0.4 percentage point increase in gross profit as a percentage of sales in 2017 from 2016 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs; and

•	large job adjustments negatively impacting gross profit by $16.4 million in 2017.
The 2.1 percentage point increase in gross profit as a percentage of sales in 2016 from 2015 was primarily the result of:

•	higher sales volumes, which resulted in increased leverage on fixed expenses included in cost of goods sold;

•	higher contribution margin as a result of savings generated from our Pentair Integrated Management System ("PIMS") initiatives including lean and supply management practices; and

•	a decrease in cost of goods sold of $35.7 million in 2016 compared to 2015 as a result of inventory fair value step-up recorded as part of the Electrical acquisitions in 2015.
These increases were partially offset by:

•	inflationary increases related to raw materials and labor costs.
Selling, general and administrative ("SG&A")
The 0.9 percentage point increase in SG&A expense as a percentage of sales in 2017 from 2016 and was driven by:

•	restructuring costs of $30.7 million in 2017, compared to $20.6 million in 2016;

•	costs incurred in anticipation of the Proposed Separation of $53.1 million in 2017;

•	non-cash charges of $32.0 million related to trade name and other impairments; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives;

•	a benefit from the reversal of a $13.3 million indemnification liability in 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc); and

•	"mark-to-market" actuarial losses related to pension and other post-retirement benefit plans of $1.6 million in 2017, compared to $4.2 million in 2016.

The 0.9 percentage point increase in SG&A expense as a percentage of sales in 2016 from 2015 and was driven by the following:

•	"mark-to-market" actuarial losses related to pension and other post-retirement benefit plans of $4.2 million in 2016, compared to "mark-to-market" actuarial gains of $23.0 million in 2015;

•	an increase in intangible asset amortization as a result of the ERICO Acquisition that occurred at the end of the third quarter in 2015;

•	a non-cash impairment charge of $13.3 million related to a trade name intangible asset in Electrical; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	restructuring costs of $24.5 million in 2016, compared to $41.3 million in 2015;

•	deal related costs and expenses of $14.3 million in 2015, which did not occur in 2016; and

•	savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
Net interest expense
The 37.7 percent decrease in net interest expense in 2017 from 2016 was primarily the result of:

•
the impact of lower debt levels during 2017 compared to 2016. In May 2017, a portion of the proceeds from the sale of the Valves & Controls business was utilized to repay all commercial paper and revolving long term debt and for the early extinguishment of $1,659.3 million aggregate principal amount of certain series of fixed rate outstanding notes.

This decrease was partially offset by:

•	increased overall interest rates in effect on our outstanding debt during 2017 compared to 2016.
The 37.5 percent increase in net interest expense in 2016 from 2015 was primarily the result of:

•	the impact of higher debt levels during 2016, compared to 2015, primarily as the result of the September 2015 issuance of senior notes used to finance the ERICO Acquisition; and

•	increased overall interest rates in effect on our outstanding debt.
Loss on early extinguishment of debt
In May 2017, we repurchased aggregate principal of certain series of outstanding fixed rate debt totaling $1,659.3 million. Total costs of $101.4 million associated with the repurchases were recorded as Loss on early extinguishment of debt.
Provision for income taxes
The 17.6 percentage point decrease in the effective tax rate in 2017 from 2016 was primarily due to:

•
a net provisional tax benefit of $84.8 million recognized in 2017 as a result of the enactment of U.S. tax reform legislation. We expect our effective tax rate to approximate 18% in future periods, which is an improvement from our historical rate of 20%; and

•	the unfavorable tax impact of restructuring costs in 2016 in jurisdictions with low tax benefits.
The 3.0 percentage point decrease in the effective tax rate in 2016 from 2015 was primarily due to:

•	the mix of global earnings toward lower tax jurisdictions; and

•	the unfavorable tax impact of transaction costs in 2015 related to the ERICO Acquisition.
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
Water
The net sales and segment income for Water were as follows:

	Years ended December 31			% / point change
In millions	2017	2016	2015	2017 vs 2016		2016 vs 2015
Net sales	$2,844.4	$2,777.7	$2,808.3	2.4%		(1.1)%
Segment income	546.0	494.0	469.0	10.5%		5.3%
% of net sales	19.2%	17.8%	16.7%	1.4	pts	1.1	pts
Net sales
The components of the change in Water net sales were as follows:

	2017 vs 2016	2016 vs 2015
Volume	—%	(1.0)%
Price	0.8	0.9
Core growth	0.8	(0.1)
Acquisition (divestiture)	1.1	(0.5)
Currency	0.5	(0.5)
Total	2.4%	(1.1)%
The 2.4 percent increase in Water sales in 2017 from 2016 was primarily the result of:

•	increased sales volume in our industrial and residential & commercial businesses primarily in the U.S.;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to business acquisitions that occurred in the fourth quarter of 2016 and first quarter of 2017.
These increases were partially offset by:

•	sales volume declines in our infrastructure and food & beverage verticals due to customer delays in capital spending; and

•	large job adjustments to net sales of $9.7 million in 2017.
The 1.1 percent decrease in Water sales in 2016 from 2015 was primarily the result of:

•	continued slowdown in industrial capital spending, driving core sales declines in our industrial business;

•	core sales declines in the food & beverage business due mainly to weak irrigation sales and lower project sales;

•	continued sales declines in China, Southeast Asia and Brazil as the result of economic uncertainty; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
These decreases were partially offset by:

•
core sales growth related to higher sales of certain pool products primarily serving North American residential housing in 2016 and higher sales of pump and filtration solutions serving the infrastructure business; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Segment income
The components of the change in Water segment income from the prior period were as follows:

	2017		2016
Growth	(0.2	) pts	0.1	pts
Acquisition	(0.1)		—
Inflation	(1.2)		(1.2)
Productivity/Price	2.9		2.2
Total	1.4	pts	1.1	pts
The 1.4 percentage point increase in segment income for Water as a percentage of net sales in 2017 from 2016 was primarily the result of:

•	favorable material savings for certain raw materials and product mix offsetting inflation;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost savings generated from PIMS initiatives including lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	continued growth investments in research & development and sales & marketing.
The 1.1 percentage point increase in segment income for Water as a percentage of net sales in 2016 from 2015 was primarily the result of:

•	price increases more than offsetting inflationary cost increases; and

•	cost savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Electrical
The net sales and segment income for Electrical were as follows:

	Years ended December 31			% / point change
In millions	2017	2016	2015	2017 vs 2016		2016 vs 2015
Net sales	$2,097.9	$2,116.0	$1,809.3	(0.9)%		17.0%
Segment income	447.0	447.2	395.0	—%		13.2%
% of net sales	21.3%	21.1%	21.8%	0.2	pts	(0.7	) pts
Net sales
The components of the change in Electrical net sales were as follows:

	2017 vs 2016	2016 vs 2015
Volume	(2.2)%	(2.1)%
Price	0.1	(0.4)
Core growth	(2.1)	(2.5)
Acquisition	0.7	20.6
Currency	0.5	(1.1)
Total	(0.9)%	17.0%
The 0.9 percent decrease in Electrical sales in 2017 from 2016 was primarily the result of:

•	lower project sales volume as a result of the impact of three large Canadian Oil Sands projects in 2016 that did not recur in 2017.
This decrease was partially offset by:

•	sales volume growth in our industrial business primarily in the U.S.;

•	favorable foreign currency effect during 2017;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	increased sales related to a business acquisition that occurred in the first quarter of 2017.
The 17.0 percent increase in Electrical sales in 2016 from 2015 was primarily the result of:

•	sales of $516.1 million in 2016 as a result of the ERICO Acquisition, compared to sales of $147.0 million in 2015; and

•	core growth in our industrial and residential & commercial businesses.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving core sales declines; and

•	a strong U.S. dollar causing unfavorable foreign currency effects.
Segment income
The components of the change in Electrical segment income from the prior period were as follows:

	2017		2016
Growth	1.2	pts	(1.5	) pts
Acquisition	(0.1)		0.6
Inflation	(2.0)		(1.2)
Productivity/Price	1.1		1.4
Total	0.2	pts	(0.7	) pts

The 0.2 percentage point increase in segment income for Electrical as a percentage of net sales in 2017 from 2016 was primarily the result of:

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales in 2017, compared to 2016;

•	higher core sales in our industrial business, which resulted in increased leverage on fixed operating expenses; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials;

•	lower core sales volumes in our energy and infrastructure businesses, which resulted in decreased leverage on operating expenses; and

•
higher cost of sales during 2017 due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

The 0.7 percentage point decrease in segment income for Electrical as a percentage of sales in 2016 from 2015 was primarily the result of:

•	lower margin project sales not offsetting the decline in higher margin product sales; and

•	inflationary increases related to labor costs and certain raw materials.

These decreases were partially offset by:

•	higher core sales in our industrial and residential & commercial businesses, which resulted in increased leverage on fixed operating expenses; and

•	strong contribution and integration synergies as a result of the ERICO Acquisition.
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
Operating activities
Cash provided by operating activities of continuing operations was $674.0 million in 2017. It was primarily related to Net income from continuing operations, net of the following non-cash items: depreciations and amortization, loss on sale of businesses, trade name and other impairment, loss on early extinguishment of debt and pension and other post-retirement expense.
Cash provided by operating activities of continuing operations was $702.4 million in 2016, or $104.7 million higher than in 2015. The increase in cash provided by operating activities from continuing operations was due primarily to a $122.6 million increase in Net income from continuing operations, net of the following non-cash items: depreciations and amortization, loss on sale of businesses, trade name impairment and pension and other post-retirement expense.
Investing activities
Net cash provided by investing activities of continuing operations was $2,636.9 million in 2017, compared to net cash used for investing activities of $123.3 million and $2,003.6 million in 2016 and 2015, respectively. The following investing activities impacted our cash flow:
Sale of Businesses
On April 28, 2017 we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash.

Acquisitions
During 2017, we completed acquisitions with purchase prices totaling $59.5 million in cash, net of cash acquired.
In November 2016, we paid cash of $25.0 million to acquire a business as part of Water.
In 2015, we paid cash of $1,806.3 million, net of cash acquired, to acquire ERICO Global Company during the third quarter and cash of $96.0 million, net of cash acquired, to acquire Nuheat Industries Limited ("Nuheat") during the second quarter, both as part of Electrical. During the fourth quarter, we paid an additional $0.9 million related to the Nuheat acquisition in settlement of a working capital adjustment.
Capital expenditures
Capital expenditures in 2017, 2016 and 2015 were $70.9 million, $117.8 million and $91.3 million, respectively. We anticipate capital expenditures for fiscal 2018 to be approximately $85.0 million, primarily for capacity expansions of manufacturing facilities located in our low-cost countries, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $3,432.6 million in 2017. As described further below, we utilized a portion of the proceeds from the sale of the Valves & Controls business to repay our commercial paper and revolving long term debt and for the early extinguishment of certain series of fixed rate debt. Additionally, we repurchased $200.0 million of shares during 2017 and paid $251.7 million of dividends.
Net cash used for financing activities was $600.1 million in 2016. Cash used for financing activities in 2016 was primarily due to net repayments of commercial paper and revolving long-term debt and payments of dividends.
Net cash provided by financing activities was $1,286.3 million in 2015. Cash provided by financing activities in 2016 was primarily due to cash proceeds received from the September 2015 issuance of senior notes (discussed below), partially offset by share repurchases, repayment of $350 million of senior notes due 2015 and payment of dividends.
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
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2017 and 2016, we had $34.0 million and $398.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,437.6 million as of December 31, 2017, which was limited to $1,897.5 million by the Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $30.0 million, of which there were no outstanding borrowings at December 31, 2017. Borrowings under these credit facilities bear interest at variable rates.
As of December 31, 2017, we had $65.1 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Dividends
On December 5, 2017, the Board of Directors declared a quarterly cash dividend of $0.35 that was paid on February 9, 2018 to shareholders of record at the close of business on January 26, 2018. Additionally, the Board of Director's approved a plan to increase the 2018 annual cash dividend to $1.40, which is intended to paid in four quarterly installments. The 2018 increase will mark the 42nd consecutive year we have increased dividends.
We paid dividends in 2017 of $251.7 million, or $1.38 per ordinary share, compared with $243.6 million, or $1.34 per ordinary share, in 2016 and $231.7 million, or $1.28 per ordinary share, in 2015.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). On July 22, 2014, the Irish High Court approved Pentair plc's conversion of approximately $14.4 billion of share premium to distributable reserves. On July 29, 2014, following the approval of the Irish High Court, we made the required filing of Pentair plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of Pentair plc's "distributable reserves." Our distributable reserve balance was $9.0 billion and $9.4 billion as of December 31, 2017 and 2016, respectively.
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
In December 2015, we repurchased 3.1 million of our ordinary shares for $200.0 million under the 2014 authorization.
During the year ended December 31, 2017, we repurchased 3.0 million of our ordinary shares for $200.0 million under the 2014 authorization. We have $600.0 million remaining availability for repurchases under the under the 2014 authorization.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2018	2019	2020	2021	2022	Thereafter	Total
Debt obligations	$—	$1,162.1	$74.0	$103.8	$88.3	$19.3	$1,447.5
Interest obligations on fixed-rate debt	39.8	32.4	11.4	6.2	3.6	1.6	95.0
Operating lease obligations, net of sublease rentals	34.0	29.1	21.2	15.6	13.1	15.1	128.1
Purchase and marketing obligations	56.8	3.9	3.1	3.2	2.4	7.1	76.5
Pension and other post-retirement plan contributions	13.7	12.8	6.7	6.7	6.8	33.6	80.3
Total contractual obligations, net	$144.3	$1,240.3	$116.4	$135.5	$114.2	$76.7	$1,827.4
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2017, variable interest rate debt was $62.4 million at a weighted average interest rate of 2.67%.
The total gross liability for uncertain tax positions at December 31, 2017 was estimated to be $36.6 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, which is consistent with our past practices. As of December 31, 2017, we had recorded $2.3 million for the possible payment of penalties and $9.4 million related to the possible payment of interest.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2017	2016	2015
Net cash provided by (used for) operating activities of continuing operations	$674.0	$702.4	$597.7
Capital expenditures	(70.9)	(117.8)	(91.3)
Proceeds from sale of property and equipment	7.9	24.7	4.6
Free cash flow from continuing operations	$611.0	$609.3	$511.0
Net cash provided by (used for) operating activities of discontinued operations	(53.8)	159.0	141.6
Capital expenditures of discontinued operations	(6.8)	(20.4)	(43.0)
Proceeds from sale of property and equipment of discontinued operations	0.3	21.9	22.7
Free cash flow	$550.7	$769.8	$632.3
Off-balance sheet arrangements
At December 31, 2017, we had no off-balance sheet financing arrangements.

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
As of December 31, 2017 and 2016, the outstanding value of bonds, letters of credit and bank guarantees totaled $201.5 million and $331.0 million, respectively.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2023 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 9.0% to 9.5% in determining the discounted cash flows in our fair value analysis.
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
We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2017, 2016 and 2015 with each of our reporting units' fair value in excess of its carrying value.
During the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of the reporting unit and thereby increasing the likelihood that the associated goodwill could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test the goodwill of our former Valves & Controls business for impairment. As a result, we reperformed our step one analysis as of December 31, 2015. Consistent with our annual test, the fair value was estimated using both a discounted cash flow analysis and market approach.
The results of our step one goodwill impairment testing as of December 31, 2015 indicated that the fair value of our former Valves & Controls business was below its carrying value. Accordingly, we performed the step two test and concluded the goodwill of our former Valves & Controls business was impaired. As a result, we recorded a non-cash goodwill impairment charge of $515.2 million for the year ended December 31, 2015. The impairment charge was recorded in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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
An impairment charge of $25.2 million was recorded in 2017 related to certain trade names in both Water and Electrical as a result of either lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Electrical as the result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of our former Valves & Controls business and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in the Valves & Controls business that was sold in 2017. The impairment charge was recorded in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year ("mark-to-market adjustment") and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in pre-tax charges of $1.6 million and $4.2 million in 2017 and 2016, respectively, and pre-tax income of $23.0 million in 2015. The remaining components of pension expense, including service and interest costs and the expected return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rate
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds available in the marketplace rated AA or higher, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. plans of 3.39% in 2017, 4.02% in 2016 and 4.21% in 2015. The discount rates on our non-U.S. plans ranged from 0.50% to 3.50% in 2017, 0.50% to 4.00% in 2016 and 0.50% to 4.25% in 2015. There are no known or anticipated changes in our discount rate assumption that will impact our pension expense in 2018.
Expected rate of return
Our expected rate of return on plan assets for our U.S. plans was 4.11% for 2017, 4.28% in 2016 and 3.65% in 2015. The expected rate of return on our non-U.S. plans ranged from 1.00% to 5.50% in 2017, 1.00% to 5.50% in 2016 and 1.00% to 6.00% in 2015. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices.
In November 2017, our Board of Directors approved amendments to terminate the Pentair Salaried Plan (the "Salaried Plan"), a U.S. qualified pension plan. The Salaried Plan discontinued accruing benefits on December 31, 2017 and the termination was effective December 31, 2017. It is expected to take 18 to 24 months from the date of the approved amendment to complete the termination of the Salaried Plan.
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
We currently have recorded valuation allowances that we will maintain until when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.
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
Interest rate risk
Our debt portfolio as of December 31, 2017, was comprised of debt predominantly denominated in U.S. dollars. This debt portfolio is comprised of 96% fixed-rate debt and 4% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2017, a 100 basis point increase or decrease in interest rates would result in a $28.6 million decrease or a $29.3 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2017, a 100 basis point increase or decrease in interest rates would result in a $0.6 million increase or decrease in interest incurred.
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
From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material foreign currency risk. At December 31, 2017 and 2016, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $481.4 million and $475.6 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of AOCI and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.
In September 2015, we designated the €500.0 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge of our investments in certain international subsidiaries that use the Euro as their functional currency. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2017. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $54.0 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $66.0 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2017. That attestation report is set forth immediately following this management report.

Randall J. Hogan	John L. Stauch
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Pentair plc and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15 as of and for the year ended December 31, 2017, of the Company and our report dated February 27, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Pentair plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pentair plc and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, the related notes, and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 27, 2018
We have served as the Company's auditor since 1977.

Pentair plc and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2017	2016	2015
Net sales	$4,936.5	$4,890.0	$4,616.4
Cost of goods sold	3,107.4	3,095.9	3,017.6
Gross profit	1,829.1	1,794.1	1,598.8
Selling, general and administrative	1,032.5	979.3	884.0
Research and development	115.8	114.1	98.7
Operating income	680.8	700.7	616.1
Other (income) expense
Loss on sale of businesses	4.2	3.9	3.2
Loss on early extinguishment of debt	101.4	—	—
Equity income of unconsolidated subsidiaries	(1.3)	(4.3)	(1.5)
Interest income	(9.9)	(8.3)	(4.7)
Interest expense	97.2	148.4	106.6
Income from continuing operations before income taxes	489.2	561.0	512.5
Provision for income taxes	9.2	109.4	115.4
Net income from continuing operations	480.0	451.6	397.1
Income (loss) from discontinued operations, net of tax	5.4	70.0	(466.8)
Gain (loss) from sale / impairment of discontinued operations, net of tax	181.1	0.6	(6.7)
Net income (loss)	$666.5	$522.2	$(76.4)
Comprehensive income (loss), net of tax
Net income (loss)	$666.5	$522.2	$(76.4)
Changes in cumulative translation adjustment (inclusive of divestiture of business reclassified to gain from sale of $374.2 for the year ended December 31, 2017)	497.5	(83.0)	(264.9)
Changes in market value of derivative financial instruments, net of tax	(4.6)	(8.3)	0.2
Comprehensive income (loss)	$1,159.4	$430.9	$(341.1)
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.64	$2.49	$2.20
Discontinued operations	1.03	0.39	(2.62)
Basic earnings (loss) per ordinary share	$3.67	$2.88	$(0.42)
Diluted
Continuing operations	$2.61	$2.47	$2.17
Discontinued operations	1.02	0.38	(2.59)
Diluted earnings (loss) per ordinary share	$3.63	$2.85	$(0.42)
Weighted average ordinary shares outstanding
Basic	181.7	181.3	180.3
Diluted	183.7	183.1	182.6
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2017	2016
Assets
Current assets
Cash and cash equivalents	$113.3	$238.5
Accounts and notes receivable, net of allowances of $22.6 and $25.6, respectively	831.6	764.0
Inventories	581.0	524.2
Other current assets	222.9	253.4
Current assets held for sale	—	891.9
Total current assets	1,748.8	2,672.0
Property, plant and equipment, net	545.5	538.6
Other assets
Goodwill	4,351.1	4,217.4
Intangibles, net	1,558.4	1,631.8
Other non-current assets	429.9	182.1
Non-current assets held for sale	—	2,292.9
Total other assets	6,339.4	8,324.2
Total assets	$8,633.7	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$0.8
Accounts payable	495.7	436.6
Employee compensation and benefits	186.6	166.1
Other current liabilities	517.1	511.5
Current liabilities held for sale	—	356.2
Total current liabilities	1,199.4	1,471.2
Other liabilities
Long-term debt	1,440.7	4,278.4
Pension and other post-retirement compensation and benefits	285.6	253.4
Deferred tax liabilities	394.8	609.5
Other non-current liabilities	275.4	162.0
Non-current liabilities held for sale	—	505.9
Total liabilities	3,595.9	7,280.4
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 180.3 and 181.8 issued at December 31, 2017 and December 31, 2016, respectively	1.8	1.8
Additional paid-in capital	2,797.7	2,920.8
Retained earnings	2,481.7	2,068.1
Accumulated other comprehensive loss	(243.4)	(736.3)
Total equity	5,037.8	4,254.4
Total liabilities and equity	$8,633.7	$11,534.8
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2017	2016	2015
Operating activities
Net income (loss)	$666.5	$522.2	$(76.4)
(Income) loss from discontinued operations, net of tax	(5.4)	(70.0)	466.8
(Gain) loss from sale / impairment of discontinued operations, net of tax	(181.1)	(0.6)	6.7
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(1.3)	(4.3)	(1.5)
Depreciation	85.2	84.6	81.2
Amortization	97.7	96.4	68.1
Loss on sale of businesses	4.2	3.9	3.2
Deferred income taxes	(159.7)	(16.1)	(2.3)
Share-based compensation	39.6	34.2	33.0
Trade name and other impairment	32.0	13.3	—
Loss on early extinguishment of debt	101.4	—	—
Excess tax benefits from share-based compensation	—	(8.0)	(6.0)
Amortization of bridge financing debt issuance costs	—	—	10.8
Pension and other post-retirement expense	29.2	31.8	9.4
Pension and other post-retirement contributions	(15.7)	(13.5)	(12.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(30.9)	21.3	(6.2)
Inventories	(29.4)	34.3	54.7
Other current assets	(5.9)	(15.8)	(27.3)
Accounts payable	32.6	38.0	10.6
Employee compensation and benefits	10.2	7.0	(15.6)
Other current liabilities	(29.3)	51.6	(16.6)
Other non-current assets and liabilities	34.1	(107.9)	17.8
Net cash provided by (used for) operating activities of continuing operations	674.0	702.4	597.7
Net cash provided by (used for) operating activities of discontinued operations	(53.8)	159.0	141.6
Net cash provided by (used for) operating activities	620.2	861.4	739.3
Investing activities
Capital expenditures	(70.9)	(117.8)	(91.3)
Proceeds from sale of property and equipment	7.9	24.7	4.6
Proceeds from sale of businesses and other	2,759.4	(5.2)	(3.0)
Acquisitions, net of cash acquired	(59.5)	(25.0)	(1,913.9)
Net cash provided by (used for) investing activities of continuing operations	2,636.9	(123.3)	(2,003.6)
Net cash provided by (used for) investing activities of discontinued operations	(6.5)	1.5	38.1
Net cash provided by (used for) investing activities	2,630.4	(121.8)	(1,965.5)
Financing activities
Net receipts (repayments) of short-term borrowings	(0.8)	0.8	(2.3)
Net receipts (repayments) of commercial paper and revolving long-term debt	(913.1)	(385.3)	363.5
Proceeds from long-term debt	—	—	1,714.8
Repayment of long-term debt	(2,009.3)	(0.7)	(356.6)
Debt issuance costs	—	—	(26.8)
Premium paid on early extinguishment of debt	(94.9)	—	—
Excess tax benefits from share-based compensation	—	8.0	6.0
Shares issued to employees, net of shares withheld	37.2	20.7	19.4
Repurchases of ordinary shares	(200.0)	—	(200.0)
Dividends paid	(251.7)	(243.6)	(231.7)
Net cash provided by (used for) financing activities	(3,432.6)	(600.1)	1,286.3
Effect of exchange rate changes on cash and cash equivalents	56.8	(27.3)	(44.2)
Change in cash and cash equivalents	(125.2)	112.2	15.9
Cash and cash equivalents, beginning of year	238.5	126.3	110.4
Cash and cash equivalents, end of year	$113.3	$238.5	$126.3
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Treasury shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount	Number	Amount
Balance - December 31, 2014	202.4	$2.0	(19.9)	$(1,251.9)	$4,250.0	$2,044.0	$(380.3)	$4,663.8
Net loss	—	—	—	—	—	(76.4)	—	(76.4)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(264.7)	(264.7)
Tax benefit of share-based compensation	—	—	—	—	5.7	—	—	5.7
Dividends declared	—	—	—	—	1.5	(175.9)	—	(174.4)
Share repurchase	(3.1)	—	—	—	(200.0)	—	—	(200.0)
Cancellation of treasury shares	(19.1)	(0.2)	19.1	1,210.9	(1,210.7)	—	—	—
Exercise of options, net of shares tendered for payment	0.1	—	0.7	34.6	(3.5)	—	—	31.1
Issuance of restricted shares, net of cancellations	0.3	—	0.2	9.4	(9.4)	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(0.1)	(3.0)	(6.3)	—	—	(9.3)
Share-based compensation	—	—	—	—	33.0	—	—	33.0
Balance - December 31, 2015	180.5	$1.8	—	$—	$2,860.3	$1,791.7	$(645.0)	$4,008.8
Net income	—	—	—	—	—	522.2	—	522.2
Other comprehensive loss, net of tax	—	—	—	—	—	—	(91.3)	(91.3)
Tax benefit of share-based compensation	—	—	—	—	5.5	—	—	5.5
Dividends declared	—	—	—	—	—	(245.8)	—	(245.8)
Exercise of options, net of shares tendered for payment	1.0	—	—	—	31.6	—	—	31.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	—	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	—	—	34.2	—	—	34.2
Balance - December 31, 2016	181.8	$1.8	—	$—	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	—	—	666.5	—	666.5
Other comprehensive income, net of tax	—	—	—	—	—	—	492.9	492.9
Dividends declared	—	—	—	—	—	(252.9)	—	(252.9)
Share repurchases	(3.0)	—	—	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	1.2	—	—	—	45.6	—	—	45.6
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	—	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	—	—	39.6	—	—	39.6
Balance - December 31, 2017	180.3	$1.8	—	$—	$2,797.7	$2,481.7	$(243.4)	$5,037.8
See accompanying notes to consolidated financial statements.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
Business
Pentair plc and its consolidated subsidiaries (the "Company" or "Pentair") is a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical.
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
We are targeting April 30, 2018 for the completion of the Proposed Separation; however, there can be no assurance regarding the ultimate timing of the Proposed Separation or that the Proposed Separation will be completed.
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
Fiscal year
Our fiscal year ends on December 31. Beginning with the first quarter of 2016, we report our interim quarterly periods on a calendar quarter basis. Prior to the first quarter of 2016, we reported our interim quarterly periods on a 13-week basis ending on a Saturday.
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
Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, we allow customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. At the time of sale, we estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction in gross sales.
Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we estimate the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and sales are reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.
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
Research and development
We conduct research and development ("R&D") activities primarily in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes. We expense R&D costs as incurred. R&D expenditures during 2017, 2016 and 2015 were $115.8 million, $114.1 million and $98.7 million, respectively.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers' financial condition, and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2017 or December 31, 2016.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Inventories
Inventories are stated at the lower of cost or market with substantially all inventories recorded using the first-in, first-out ("FIFO") cost method.
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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no impairment charges in 2017 or 2016 in conjunction with restructuring activities. During 2015 we recorded $5.1 million of asset impairment in conjunction with restructuring activities.
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
In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital, are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2023 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized discount rates ranging from 9.0% to 9.5% in determining the discounted cash flows in our fair value analysis.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
We completed step one of our annual goodwill impairment evaluation as of the first day of the fourth quarter of 2017, 2016 and 2015 with each reporting unit's fair value in excess of its carrying value.
During the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of our former Valves & Controls business and thereby increasing the likelihood that the associated goodwill could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls goodwill for impairment. As a result, we reperformed our step one analysis as of December 31, 2015. Consistent with our annual test, the fair value was estimated using both a discounted cash flow analysis and market approach.
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
An impairment charge of $25.2 million was recorded in 2017 related to certain trade names in Water and Electrical as a result of lower forecasted sales volume or rebranding strategies implemented in the fourth quarter of 2017. An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Electrical as a result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated Statements of Operations and Comprehensive Income (Loss).
As noted above, during the latter part of the fourth quarter of 2015, the oil and gas industry continued to deteriorate, leading management to reconsider its estimates for future profitability of our former Valves & Controls business and thereby increasing the likelihood that the associated intangible assets could be impaired. As such, we concluded that a triggering event occurred during the fourth quarter of 2015 requiring that we test Valves & Controls trade names for impairment. As a result of this test, an impairment charge of $39.5 million was recorded in 2015 related to trade names in the Valves & Controls business classified as held for sale. The impairment is included in Income (loss) from discontinued operations, net of tax in our Consolidated Statements of Operations and Comprehensive Income (Loss).
Income taxes
We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax assets will be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The pension and other post-retirement benefit costs for company-sponsored benefit plans are determined from actuarial assumptions and methodologies, including discount rates and expected returns on plan assets. These assumptions are updated annually and are disclosed in Note 13.
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
Insurance subsidiary
We insure certain general and product liability, property, workers' compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Penwald Insurance Company ("Penwald"). Reserves for policy claims are established based on actuarial projections of ultimate losses. As of December 31, 2017 and 2016, reserves for policy claims were $61.5 million ($13.2 million included in Other current liabilities and $48.3 million included in Other non-current liabilities) and $63.0 million ($13.2 million included in Other current liabilities and $49.8 million included in Other non-current liabilities), respectively.
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
Performance share units ("PSUs") are stock awards where the ultimate number of shares issued will be contingent on the Company's performance against certain financial performance targets. The fair value of each PSU is based on the market value on the date of grant. We recognize expense related to the estimated vesting of our PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance thresholds over the specified performance period.
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
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
New accounting standards
In March 2017, the Financial Accounting Standards Board ("FASB") issued a new accounting standard which requires the presentation of all components of net periodic benefit cost other than service costs outside of operating income. Only the service cost component will be included in operating income and eligible for capitalization in assets. The new guidance related to the presentation of the components of net periodic benefit cost within the Consolidated Statement of Operations will be applied retrospectively. The new guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. The new standard is effective for fiscal years beginning after December 15, 2017, and interim periods within that reporting period. We adopted this standard on January 1, 2018. As a result of adoption, $10.7 million and $13.3 million of pension and post-retirement expense and $12.7 million of pension and post-retirement benefit will be reclassified out of operating income for the years ended December 31, 2017, 2016 and 2015, respectively.
In March 2016, the FASB issued a new accounting standard for share-based payments. The guidance simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of excess tax benefits in the Consolidated Statements of Cash Flows. We adopted the new standard in the first quarter of 2017. The impact of the adoption resulted in the following:

•
All excess tax benefits and deficiencies arising from employee share-based payment awards, and dividends on those awards, will be recognized within income taxes in the period in which they occur rather than within additional paid-in-capital. Our adoption of this requirement under the new standard had no material impact for the year ended December 31, 2017.

•
The Company no longer presents excess tax benefits within cash flows from financing activities in the Consolidated Statements of Cash Flows; instead these are now reflected within cash flows from operating activities. The Company elected to apply this change prospectively.

•	The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered.

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2017. This increased diluted weighted average common shares outstanding by less than 300,000 shares for the year ended December 31, 2017.

In February 2016, the FASB issued new accounting requirements regarding accounting for leases, which require an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. We have not yet determined the potential effects on our financial condition or results of operations.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

In May 2014, the FASB issued new accounting requirements for the recognition of revenue from contracts with customers. The new rules require entities to recognize revenue when they transfer control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new requirements also include additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. We adopted the new revenue guidance as of January 1, 2018, using the modified retrospective transition method of adoption applied to those contracts which were not completed as of that date. An adjustment will be recorded to our 2018 beginning retained earnings for the cumulative effect of the change. In preparation for adoption of the new guidance, we have implemented appropriate changes to our business processes, systems and controls to support preparation of financial information and have reached conclusions on key accounting assessments related to the standard. As a result of these assessments, the adoption of the new standard will not have a material impact on our consolidated financial statements, including the presentation of revenues in our consolidated statements of operations.

2.	Acquisitions
Material acquisition
On September 18, 2015, we acquired, as part of Electrical, all of the outstanding shares of capital stock of ERICO Global Company ("ERICO") for approximately $1.8 billion of cash (the "ERICO Acquisition"). ERICO is a leading global manufacturer and marketer of engineered electrical and fastening products for electrical, mechanical and civil applications. ERICO has employees in 30 countries across the world with recognized brands including CADDY fixing, fastening and support products and ERICO electrical grounding, bonding and connectivity products.
The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed at the date of the ERICO Acquisition. The purchase price allocation was completed in the third quarter of 2016.
The following table summarizes our estimates of the fair values of the assets acquired and liabilities assumed in the ERICO Acquisition as previously reported at December 31, 2015 and as revised for adjustments made during 2016:

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
The excess of purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $1,031.0 million, none of which is deductible for income tax purposes. Identifiable intangible assets acquired as part of the ERICO Acquisition included $228.4 million of indefinite-lived trade name intangible assets and $805.4 million of definite-lived customer relationships with an estimated useful life of 21 years.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following unaudited pro forma consolidated condensed financial results of operations for the year ended December 31, 2015 is presented as if the ERICO Acquisition was consummated on January 1, 2015, the beginning of the comparable prior annual reporting period:

Year ended December 31
In millions, except share and per-share data	2015
Pro forma net sales	$5,002.6
Pro forma net income from continuing operations	460.4
Pro forma earnings per ordinary share - continuing operations
Basic	$2.55
Diluted	2.52
The unaudited pro forma net income from continuing operations for the year ended December 31, 2015 excludes the impact of $24.6 million of non-recurring transaction related and bridge financing costs.
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the ERICO Acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the ERICO Acquisition occurred on January 1, 2015.
Other acquisitions
During 2017, we completed acquisitions with purchase prices totaling $59.5 million in cash, net of cash acquired. Identifiable intangible assets acquired included $19.1 million of definite-lived customer relationships with an estimated useful life of 11 years.
In November 2016, we completed an acquisition as part of Water with a purchase price of $25.0 million in cash, net of cash acquired.
In April 2015, we acquired, as part of Electrical, all of the outstanding shares of capital stock of Nuheat Industries Limited ("Nuheat") for $96.0 million in cash (120.5 million Canadian dollars translated at the April 2, 2015 exchange rate), net of cash acquired. In November 2015, cash of $0.9 million (1.2 million Canadian dollars translated at the average monthly exchange rate) was paid to Nuheat in settlement of a working capital adjustment. Based in Canada, Nuheat is a leading manufacturer of electric floor heating systems that are distributed across North America. Total goodwill recorded as part of the purchase allocation was $43.2 million, none of which is tax deductible. Definite-lived intangible assets acquired consisted of customer relationships of $53.3 million, with an estimated useful life of 17 years.
The pro forma impact of these acquisitions was not material.

3.	Discontinued Operations
On April 28, 2017 we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax.
The results of the Valves & Controls business have been presented as discontinued operations and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $56.4 million related to the sale of Valves & Controls were incurred during the year ended December 31, 2017 and were recorded within Gain (loss) from sale/impairment of discontinued operations before income taxes presented below.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During 2015, we sold the remainder of our Water Transport business, of which a portion was sold in 2014, and received cash proceeds of $59.0 million. The results of the Water Transport business have been presented as discontinued operations.
Operating results of discontinued operations are summarized below:

	Years ended December 31
In millions	2017	2016	2015
Net sales	$450.3	$1,639.4	$1,858.6
Cost of goods sold	339.7	1,177.1	1,271.2
Gross profit	110.6	462.3	587.4
Selling, general and administrative	103.3	367.6	457.8
Research and development	5.7	18.2	21.2
Impairment of goodwill and trade names	—	—	554.7
Operating Income (loss)	$1.6	$76.5	$(446.3)

Income (loss) from discontinued operations before income taxes	$2.4	$77.2	$(445.5)
Provision for income taxes	(3.0)	7.2	21.3
Income (loss) from discontinued operations, net of tax	$5.4	$70.0	$(466.8)

Gain (loss) from sale / impairment of discontinued operations before income taxes	$183.5	$0.6	$(6.7)
Provision for income taxes	2.4	—	—
Gain (loss) from sale / impairment of discontinued operations, net of tax	$181.1	$0.6	$(6.7)
The carrying amounts of major classes of assets and liabilities that were classified as held for sale on the Consolidated Balance Sheets were as follows:

	December 31
In millions	2017	2016
Accounts and notes receivable, net	$—	$365.4
Inventories	—	491.5
Other current assets	—	35.0
Current assets held for sale	$—	$891.9
Property, plant and equipment, net	$—	$361.5
Goodwill	—	996.4
Intangibles, net	—	703.5
Asbestos-related insurance receivable	—	108.5
Other non-current assets	—	123.0
Non-current assets held for sale	$—	$2,292.9
Accounts payable	$—	$151.4
Employee compensation and benefits	—	61.5
Other current liabilities	—	143.3
Current liabilities held for sale	$—	$356.2
Pension and other post-retirement compensation and benefits	$—	$32.2
Deferred tax liabilities	—	162.8
Asbestos-related liabilities	—	228.3
Other non-current liabilities	—	82.6
Non-current liabilities held for sale	$—	$505.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

4.	Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2017	2016	2015
Net income (loss)	$666.5	$522.2	$(76.4)
Net income from continuing operations	$480.0	$451.6	$397.1
Weighted average ordinary shares outstanding
Basic	181.7	181.3	180.3
Dilutive impact of stock options and restricted stock awards	2.0	1.8	2.3
Diluted	183.7	183.1	182.6
Earnings (loss) per ordinary share
Basic
Continuing operations	$2.64	$2.49	$2.20
Discontinued operations	1.03	0.39	(2.62)
Basic earnings (loss) per ordinary share	$3.67	$2.88	$(0.42)
Diluted
Continuing operations	$2.61	$2.47	$2.17
Discontinued operations	1.02	0.38	(2.59)
Diluted earnings (loss) per ordinary share	$3.63	$2.85	$(0.42)
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.8	1.2	1.3

5.	Restructuring
During 2017, 2016 and 2015, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, specifically in 2017 as part of the contemplation of the Proposed Separation. The 2017 initiatives included a reduction in hourly and salaried headcount of approximately 500 employees, which included 250 in Water and 250 in Electrical. The 2016 initiatives included the reduction in hourly and salaried headcount of approximately 650 employees, which included 300 in Water and 350 in Electrical. The 2015 initiatives included the reduction in hourly and salaried headcount of approximately 500 employees, which included 300 in Water and 200 in Electrical.
Restructuring related costs included in Selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2017	2016	2015
Severance and related costs	$57.1	$24.5	$34.5
Other	1.6	—	6.8
Total restructuring costs	$58.7	$24.5	$41.3
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2017	2016	2015
Water	$23.6	$10.5	$17.4
Electrical	16.8	12.3	15.7
Other	18.3	1.7	8.2
Consolidated	$58.7	$24.5	$41.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2017	2016
Beginning balance	$25.4	$37.1
Costs incurred	57.1	24.5
Cash payments and other	(42.7)	(36.2)
Ending balance	$39.8	$25.4

6.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 by reportable segment were as follows:

In millions	December 31, 2016	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2017
Water	$1,994.6	$27.3	$91.0	$2,112.9
Electrical	2,222.8	5.3	10.1	2,238.2
Total goodwill	$4,217.4	$32.6	$101.1	$4,351.1

In millions	December 31, 2015	Acquisitions/ divestitures	Purchase accounting adjustments	Foreign currency translation/other	December 31, 2016
Water	$2,003.8	$20.8	$—	$(30.0)	$1,994.6
Electrical	2,255.2	—	(30.9)	(1.5)	2,222.8
Total goodwill	$4,259.0	$20.8	$(30.9)	$(31.5)	$4,217.4

Accumulated goodwill impairment losses were $200.5 million as of December 31, 2017 and 2016.
Identifiable intangible assets consisted of the following at December 31:

	2017			2016
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,513.9	$(437.5)	$1,076.4	$1,478.0	$(346.7)	$1,131.3
Trade names	1.5	(1.4)	0.1	1.8	(1.4)	0.4
Proprietary technology and patents	131.9	(94.2)	37.7	141.3	(100.3)	41.0
Total finite-life intangibles	1,647.3	(533.1)	1,114.2	1,621.1	(448.4)	1,172.7
Indefinite-life intangibles
Trade names	444.2	—	444.2	459.1	—	459.1
Total intangibles	$2,091.5	$(533.1)	$1,558.4	$2,080.2	$(448.4)	$1,631.8
Identifiable intangible asset amortization expense in 2017, 2016 and 2015 was $97.7 million, $96.4 million and $68.1 million, respectively.
In 2017, we recorded an impairment charge for trade name intangible assets of $25.2 million in Water and Electrical. In 2016, we recorded an impairment charge for trade name intangible assets of $13.3 million in Electrical.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2018	2019	2020	2021	2022
Estimated amortization expense	$96.3	$89.2	$84.0	$77.5	$70.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

7.	Supplemental Balance Sheet Information

	December 31
In millions	2017	2016
Inventories
Raw materials and supplies	$255.1	$223.5
Work-in-process	83.0	67.3
Finished goods	242.9	233.4
Total inventories	$581.0	$524.2
Other current assets
Cost in excess of billings	$121.4	$107.7
Prepaid expenses	80.7	68.7
Prepaid income taxes	15.3	67.2
Other current assets	5.5	9.8
Total other current assets	$222.9	$253.4
Property, plant and equipment, net
Land and land improvements	$72.6	$66.2
Buildings and leasehold improvements	354.5	335.0
Machinery and equipment	1,011.6	932.5
Construction in progress	35.1	68.6
Total property, plant and equipment	1,473.8	1,402.3
Accumulated depreciation and amortization	928.3	863.7
Total property, plant and equipment, net	$545.5	$538.6
Other non-current assets
Prepaid income taxes	$254.3	$—
Deferred income taxes	43.0	39.0
Deferred compensation plan assets	49.4	47.9
Other non-current assets	83.2	95.2
Total other non-current assets	$429.9	$182.1
Other current liabilities
Dividends payable	$63.1	$61.8
Accrued warranty	41.0	38.9
Accrued rebates	92.7	78.2
Billings in excess of cost	29.9	22.5
Income taxes payable	31.1	87.3
Accrued restructuring	39.8	25.4
Other current liabilities	219.5	197.4
Total other current liabilities	$517.1	$511.5
Other non-current liabilities
Income taxes payable	$92.7	$36.1
Self-insurance liabilities	48.3	49.8
Deferred compensation plan liabilities	49.4	47.9
Foreign currency contract liabilities	47.2	5.4
Other non-current liabilities	37.8	22.8
Total other non-current liabilities	$275.4	$162.0

Pentair plc and Subsidiaries
Notes to consolidated financial statements

8.	Supplemental Cash Flow Information

	Years ended December 31
In millions	2017	2016	2015
Cash paid for interest, net	$107.2	$143.4	$76.9
Cash paid for income taxes, net	362.1	145.1	182.8

9.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2017	2016
Cumulative translation adjustments	$(221.4)	$(718.9)
Change in market value of derivative financial instruments, net of tax	(22.0)	(17.4)
Accumulated other comprehensive loss	$(243.4)	$(736.3)

10.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2017		2017	2016
Commercial paper	2.340%	2019	$34.0	$398.7
Revolving credit facilities	3.064%	2019	28.4	576.8
Senior notes - fixed rate (1)	1.875%	2017	—	350.0
Senior notes - fixed rate (1)	2.900%	2018	255.3	500.0
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	594.4	520.7
Senior notes - fixed rate (1)	3.625%	2020	74.0	400.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	500.0
Senior notes - fixed rate (1)	3.150%	2022	88.3	550.0
Senior notes - fixed rate (1)	4.650%	2025	19.3	250.0
Other	N/A	N/A	—	0.8
Unamortized issuance costs and discounts	N/A	N/A	(6.8)	(17.8)
Total debt			1,440.7	4,279.2
Less: Current maturities and short-term borrowings			—	(0.8)
Long-term debt			$1,440.7	$4,278.4

(1) Senior notes guaranteed as to payment by Pentair plc and PISG ("the Notes")
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
In August 2015, Pentair plc, PISG and PFSA entered into a First Amendment to the Credit Facility (the "First Amendment"), which, among other things, increased the Leverage Ratio (as defined below). In September 2015, Pentair plc, PISG and PFSA entered into a Second Amendment to the Credit Facility (the "Second Amendment"), which, among other things, increased the maximum aggregate availability to $2,500.0 million. Additionally, in September 2016, Pentair plc, PISG and PFSA entered into

Pentair plc and Subsidiaries
Notes to consolidated financial statements

a Third Amendment to the Credit Facility (the "Third Amendment," and collectively with the First Amendment and Second Amendment, the "Amendments"), which, among other things, increased the Leverage Ratio to the amounts specified below, and amended the definition of EBITDA to include earnings from discontinued operations subject to a sale agreement until such disposition actually occurs.
In May 2017, we repurchased aggregate principal of certain series of outstanding notes totaling $1,659.3 million. All costs associated with the repurchases were recorded as Loss on early extinguishment of debt, including $6.5 million of unamortized deferred financing costs.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. As of December 31, 2017 and 2016, we had $34.0 million and $398.7 million, respectively, of commercial paper outstanding, all of which was classified as long-term as we have the intent and ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of the period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of December 31, 2017, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,437.6 million as of December 31, 2017, which was limited to $1,897.5 million by the Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $30.0 million, of which there were no outstanding borrowings at December 31, 2017. Borrowings under these credit facilities bear interest at variable rates.
We have $255.3 million of fixed rate senior notes maturing in September 2018. We classified this debt as long-term as of December 31, 2017 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2017 matures on a calendar year basis as follows:

In millions	2018	2019	2020	2021	2022	Thereafter	Total
Contractual debt obligation maturities	$—	$1,162.1	$74.0	$103.8	$88.3	$19.3	$1,447.5

11.	Derivatives and Financial Instruments
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
At December 31, 2017 and 2016, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $481.4 million and $475.6 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. Such reclassifications during 2017, 2016 and 2015 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of December 31, 2017 and 2016, we had a deferred foreign currency loss of $29.6 million and a gain of $44.2 million, respectively, in AOCI associated with the net investment hedge activity.
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2017		2016
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$62.4	$62.4	$976.3	$976.3
Fixed rate debt	1,385.1	1,424.0	3,320.7	3,427.1
Total debt	$1,447.5	$1,486.4	$4,297.0	$4,403.4

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.6	$—	$0.6
Foreign currency contract liabilities	—	(47.2)	—	(47.2)
Deferred compensation plan assets	42.8	6.6	—	49.4
Total recurring fair value measurements	$42.8	$(40.0)	$—	$2.8
Nonrecurring fair value measurements (1)

Recurring fair value measurements	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$5.5	$—	$5.5
Foreign currency contract liabilities	—	(5.4)	—	(5.4)
Deferred compensation plan assets	41.6	6.3	—	47.9
Total recurring fair value measurements	$41.6	$6.4	$—	$48.0
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $25.2 million for trade name intangibles in 2017. The impairment charge reduced the total carrying value of the impacted trade name intangibles to $27.0 million. During the fourth quarter of 2016, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $13.3 million for a trade name intangible in 2016. The impairment charge reduced the carrying value of the impacted trade name intangible to zero. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

12.	Income Taxes
Income from continuing operations before income taxes consisted of the following:

	Years ended December 31
In millions	2017	2016	2015
Federal (1)	$(32.8)	$(25.6)	$(21.8)
International (2)	522.0	586.6	534.3
Income from continuing operations before income taxes	$489.2	$561.0	$512.5

(1)	"Federal" reflects United Kingdom ("U.K.") income from continuing operations before income taxes.

(2)	"International" reflects non-U.K. income from continuing operations before income taxes.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2017	2016	2015
Currently payable
Federal (1)	$0.5	$(0.1)	$—
International (2)	183.8	125.6	117.7
Total current taxes	184.3	125.5	117.7
Deferred
Federal (1)	—	(0.4)	1.2
International (2)	(175.1)	(15.7)	(3.5)
Total deferred taxes	(175.1)	(16.1)	(2.3)
Total provision for income taxes	$9.2	$109.4	$115.4

(1)	"Federal" represents U.K. taxes.

(2)	"International" represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2017	2016	2015
Federal statutory income tax rate (1)	19.3	20.0	20.3
Tax effect of international operations (2)	(11.3)	(11.8)	(6.5)
Change in valuation allowances	8.0	9.7	6.9
Withholding taxes	0.4	0.9	0.6
Interest limitations	0.6	0.6	0.7
Non-deductible transaction costs	0.7	0.1	0.5
Excess tax benefits on stock-based compensation	(1.7)	—	—
Tax effect of U.S. tax reform	(17.3)	—	—
Tax effect of early extinguishment of debt	3.2	—	—
Effective tax rate	1.9	19.5	22.5

(1)	The statutory rate for 2017, 2016 and 2015 reflects the U.K. statutory rate of 19.3%, 20.0% and 20.3%, respectively.

(2)	The tax effect of international operations consists of non-U.K. jurisdictions.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2017	2016	2015
Beginning balance	$71.1	$45.6	$40.3
Gross increases for tax positions in prior periods	5.3	27.4	4.7
Gross decreases for tax positions in prior periods	(5.0)	(4.8)	(1.5)
Gross increases based on tax positions related to the current year	1.8	2.0	1.3
Gross decreases related to settlements with taxing authorities	(35.7)	(3.4)	(1.9)
Reductions due to statute expiration	(2.2)	(0.8)	(1.4)
Gross (decreases) increases due to currency fluctuations	1.3	(0.2)	(2.5)
Gross increases due to acquisitions	—	5.3	6.6
Ending balance	$36.6	$71.1	$45.6
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $36.6 million of total gross unrecognized tax benefits as of December 31, 2017 was $34.9 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2017 may decrease by a range of zero to $16.9 million during 2018, primarily as

Pentair plc and Subsidiaries
Notes to consolidated financial statements

a result of the resolution of non-U.K. examinations, including U.S. federal and state examinations, and the expiration of various statutes of limitations. The $35.7 million gross decrease during 2017 for settlements with taxing authorities consists primarily of a settlement with the Internal Revenue Service ("IRS") related to the value of certain intellectual property sold from the U.S. to a non-U.S. affiliate. The decrease related to settlements with taxing authorities had no impact on our effective tax rate.
Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. During 2017, the IRS completed their examination of the Panthro Acquisition Co. U.S. federal income tax returns for tax years ending December 31, 2012 and December 31, 2013. A number of tax periods from 2003 to present are under audit by tax authorities in various jurisdictions, including Canada, China, Germany, India, the Netherlands and New Zealand. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2017 and 2016, we have liabilities of $2.3 million and $2.4 million, respectively, for the possible payment of penalties and $9.4 million and $11.0 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
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
Deferred taxes were recorded in the Consolidated Balance Sheets as follows:

	December 31
In millions	2017	2016
Other non-current assets	43.0	39.0
Deferred tax liabilities	394.8	609.5
Net deferred tax liabilities	$351.8	$570.5
The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2017	2016
Deferred tax assets
Accrued liabilities and reserves	$55.2	$83.2
Pension and other post-retirement compensation and benefits	53.8	48.9
Employee compensation and benefits	43.5	76.6
Tax loss and credit carryforwards	811.7	391.0
Total deferred tax assets	964.2	599.7
Valuation allowance	792.4	380.8
Deferred tax assets, net of valuation allowance	171.8	218.9
Deferred tax liabilities
Property, plant and equipment	16.5	23.6
Goodwill and other intangibles	484.7	733.7
Other liabilities	22.4	32.1
Total deferred tax liabilities	523.6	789.4
Net deferred tax liabilities	$351.8	$570.5
Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $28.7 million as of December 31, 2017 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

As of December 31, 2017, tax loss carryforwards of $4,052.9 million were available to offset future income. A valuation allowance of $762.2 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. The increase in tax loss carryforwards and valuation allowance from 2016 to 2017 were primarily related to internal restructuring transactions and interest expense. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses primarily relate to non-U.S. carryforwards of $3,961.0 million which are subject to varying expiration periods. Non-U.S. carryforwards of $2,253.0 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2018. In addition, there were $91.9 million of state tax loss carryforwards as of December 31, 2017, which will expire in future years through 2037.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
Given the significance of the Act, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result has recorded a provisional income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $147.7 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $62.9 million. The determination of the transition tax requires additional analysis regarding the amount and composition of the company’s historical foreign earnings and foreign tax credit position, which is expected to be completed in the second half of 2018. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

13.	Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. Pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees. In December 2007, we announced that we would freeze certain U.S. pension plans as of December 31, 2017. As such, employees in these U.S. pension plans will no longer earn service credits and the Company will no longer incur service cost related to these plans.
In November 2017, our Board of Directors approved amendments to terminate the Pentair Salaried Plan (the "Salaried Plan"), a U.S. qualified pension plan. The Salaried Plan discontinued accruing benefits on December 31, 2017 and the termination was effective December 31, 2017. It is expected to take 18 to 24 months from the date of the approved amendment to complete the termination of the Salaried Plan.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

At December 31, 2017, the projected benefit obligation of the Salaried Plan was $369.0 million and the plan assets were $355.4 million. There were approximately 2,610 active participants in the Salaried Plan, of which 2,048 were either active employees or terminated vested participants who had not yet begun to receive their benefits as of December 31, 2017. The Salaried Plan participants will not be adversely affected by the plan termination. Those participants whose plan benefits are not in pay status by July 1, 2018 will be given the opportunity to elect a lump sum (or monthly annuity) during a special election window. For all participants whose Salaried Plan benefits are not paid in a lump sum, Pentair will purchase an annuity for them with an annuity provider after the special election window and after all required government approvals for the termination of the pension plan are received.
The information herein relates to defined-benefit pension and other post-retirement plans of our continuing operations only.
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2017 and 2016:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2017	2016	2017	2016	2017	2016
Change in benefit obligations
Benefit obligation beginning of year	$413.3	$396.9	$186.8	$173.4	$36.9	$38.8
Service cost	10.3	11.2	8.0	6.6	0.2	0.2
Interest cost	16.3	16.4	4.2	4.1	1.3	1.5
Actuarial loss (gain)	40.0	0.9	(8.5)	16.8	0.2	(0.5)
Foreign currency translation	—	—	23.7	(9.2)	—	—
Benefits paid	(16.9)	(12.1)	(7.0)	(4.9)	(3.0)	(3.1)
Benefit obligation end of year	$463.0	$413.3	$207.2	$186.8	$35.6	$36.9
Change in plan assets
Fair value of plan assets beginning of year	$344.4	$327.7	$45.7	$46.6	$—	$—
Actual return on plan assets	42.4	24.6	2.1	3.0	—	—
Company contributions	4.6	4.2	8.2	5.8	2.9	3.1
Foreign currency translation	—	—	3.7	(4.8)	—	—
Benefits paid	(16.9)	(12.1)	(8.5)	(4.9)	(2.9)	(3.1)
Fair value of plan assets end of year	$374.5	$344.4	$51.2	$45.7	$—	$—
Funded status
Benefit obligations in excess of the fair value of plan assets	$(88.5)	$(68.9)	$(156.0)	$(141.1)	$(35.6)	$(36.9)
Amounts recorded in the Consolidated Balance Sheets were as follows:

	U.S. pension plans		Non-U.S. pension plans		Other post-retirement plans
In millions	2017	2016	2017	2016	2017	2016
Other non-current assets	$—	$0.8	$3.8	$3.2	$—	$—
Current liabilities	(6.0)	(4.4)	(3.6)	(2.9)	(3.1)	(3.2)
Non-current liabilities	(82.5)	(65.3)	(156.2)	(141.4)	(32.5)	(33.7)
Benefit obligations in excess of the fair value of plan assets	$(88.5)	$(68.9)	$(156.0)	$(141.1)	$(35.6)	$(36.9)
The accumulated benefit obligation for all defined benefit plans was $656.7 million and $585.9 million at December 31, 2017 and 2016, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2017	2016	2017	2016
U.S. pension plans
Projected benefit obligation	$463.0	$87.2	$463.0	$87.2
Fair value of plan assets	374.5	17.5	374.5	17.5
Accumulated benefit obligation	N/A	N/A	460.3	86.3
Non-U.S. pension plans
Projected benefit obligation	$182.4	$165.2	$170.3	$165.2
Fair value of plan assets	22.6	20.9	11.4	20.9
Accumulated benefit obligation	NA	NA	160.5	155.7
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans
In millions	2017	2016	2015	2017	2016	2015
Service cost	$10.3	$11.2	$14.0	$8.0	$6.6	$7.8
Interest cost	16.3	16.4	14.9	4.2	4.1	3.9
Expected return on plan assets	(11.5)	(11.4)	(10.0)	(1.5)	(1.5)	(1.6)
Net actuarial (gain) loss	9.1	(12.4)	(18.0)	(7.4)	17.2	(2.4)
Net periodic benefit expense	$24.2	$3.8	$0.9	$3.3	$26.4	$7.7
Components of net periodic benefit expense for our other post-retirement plans for the years ended December 31 2017, 2016 and 2015, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2017 (1)	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	3.39%	4.02%	4.21%	2.18%	2.00%	2.52%	3.40%	3.80%	3.95%
Rate of compensation increase	4.00%	4.00%	4.00%	2.93%	2.91%	2.90%	—	—	—

(1)
The benefit obligation for the Salaried Plan as of December 31, 2017 was determined using assumptions reflecting the termination of the plan. As a result, the weighted-average assumptions for U.S. pension plans as December 31, 2017 reflected in the table above do not include the Salaried Plan.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	U.S. pension plans			Non-U.S. pension plans			Other post-retirement plans
Percentages	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate	4.02%	4.21%	3.63%	2.00%	2.52%	2.30%	3.80%	3.95%	3.60%
Expected long-term return on plan assets	4.11%	4.28%	3.65%	3.02%	3.29%	3.57%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	2.91%	2.90%	2.89%	—	—	—
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rate was determined by matching our expected benefit payments to payments from a stream of bonds rated AA or higher available in the marketplace, adjusted to eliminate the effects of call provisions. This produced a weighted-average discount rate for our U.S. pension plans of 3.39%, 4.02% and 4.21% in 2017, 2016 and 2015, respectively. The discount rates on our non-U.S. pension plans ranged from 0.50% to 3.50%, 0.50% to 4.00% and 0.50% to 4.25% in 2017, 2016 and 2015, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2018.
Expected rates of return
Our expected rates of return on U.S. pension plan assets were 4.11%, 4.28% and 3.65% for 2017, 2016 and 2015, respectively. The expected rates of return on non-U.S. pension plan assets ranged from 1.00% to 5.50%, 1.00% to 5.50% and 1.00% to 6.00% in 2017, 2016 and 2015, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. U.S. pension plan assets yielded returns of 12.30%, 7.50% and (3.20)% in 2017, 2016 and 2015, respectively. As a result of our de-risking strategy to reduce U.S. pension plan liability, we anticipate the expected rate of return on our U.S. funded pension plans will continue to be consistent with the discount rate utilized. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Healthcare cost trend rates
The assumed healthcare cost trend rates for other post-retirement plans as of December 31 were as follows:

	2017	2016
Healthcare cost trend rate assumed for following year	6.6%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.4%	4.4%
Year the cost trend rate reaches the ultimate trend rate	2038	2038
The assumed healthcare cost trend rates can have a significant effect on the amounts reported for healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects as of and for the year ended December 31, 2017:

	One Percentage Point
In millions	Increase	Decrease
Increase (decrease) in annual service and interest cost	$0.1	$(0.1)
Increase (decrease) in other post-retirement benefit obligations	0.7	(0.6)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

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
Asset allocation
Our actual overall asset allocation for our U.S. and non-U.S. pension plans as compared to our investment policy goals as of December 31 was as follows:

	U.S. pension plans
	Actual		Target
Percentages	2017	2016	2017	2016
Fixed income	99%	99%	100%	100%
Alternative	1%	1%	—%	—%

	Non-U.S. pension plans
	Actual		Target
Percentages	2017	2016	2017	2016
Equity securities	22%	23%	24%	23%
Fixed income	53%	46%	51%	48%
Alternative	22%	26%	23%	27%
Cash	3%	5%	2%	2%

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Fair value measurement
The fair values of our pension plan assets and their respective levels in the fair value hierarchy as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$2.8	$—	$2.8
Fixed income:
Corporate and non U.S. government	—	289.5	—	289.5
U.S. treasuries	—	43.2	—	43.2
Mortgage-backed securities	—	3.3	—	3.3
Other	—	63.1	—	63.1
Global equity securities:
Small cap equity	—	1.2	—	1.2
International equity	—	10.2	—	10.2
Other investments	—	11.3	1.1	12.4
Total fair value of plan assets	$—	$424.6	$1.1	$425.7

	December 31, 2016
In millions	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$—	$3.4	$—	$3.4
Fixed income:
Corporate and non U.S. government	—	290.5	—	290.5
U.S. treasuries	—	30.5	—	30.5
Mortgage-backed securities	—	4.5	—	4.5
Other	—	37.0	—	37.0
Global equity securities:
Large cap equity	—	2.2	—	2.2
International equity	—	8.3	—	8.3
Other investments	—	11.7	2.0	13.7
Total fair value of plan assets	$—	$388.1	$2.0	$390.1

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Activity for our Level 3 pension plan assets held during the years ended December 31, 2017 and 2016 was not material.
Cash flows
Contributions
Pension contributions totaled $12.8 million and $10.0 million in 2017 and 2016, respectively. Our 2018 pension contributions are expected to be approximately $18.0 million to $21.0 million. The 2018 expected contributions will equal or exceed our minimum funding requirements.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	U.S. pension plans	Non-U.S. pension plans	Other post- retirement plans
2018	$203.7	$5.2	$3.1
2019	178.3	5.8	3.0
2020	6.7	5.5	2.9
2021	6.7	6.1	2.8
2022	6.8	6.3	2.7
Thereafter	33.6	41.1	11.7
Savings plan
We have a 401(k) plan (the "401(k) plan") with an employee share ownership ("ESOP") bonus component, which covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation. We matched contributions made by employees who met certain eligibility and service requirements. During 2017, 2016 and 2015, our matching contribution was 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation.
In addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation.
As of January 1, 2018, the 401(k) company match contribution was changed to a dollar-for-dollar (100%) matching contribution on up to 5% of employee eligible earnings, contributed as before-tax contributions. This change will replace the ESOP component discussed above and offers the same 5% total company match.
Our combined expense for the 401(k) plan and the ESOP was $27.9 million, $27.1 million and $26.5 million in 2017, 2016 and 2015, respectively.
Other retirement compensation
Total other accrued retirement compensation, primarily related to deferred compensation and supplemental retirement plans, was $62.9 million and $61.0 million as of December 31, 2017 and 2016, respectively, and is included in Pension and other post-retirement compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheets.

14.	Shareholders' Equity
Authorized shares
Our authorized share capital consists of 426.0 million ordinary shares with a par value of $0.01 per share.
Ordinary shares held in treasury
In August 2015, we canceled all of our ordinary shares held in treasury. At the time of the cancellation, we held $19.1 million ordinary shares in treasury at a cost of $1.2 billion.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019.
In December 2015, we repurchased 3.1 million of our ordinary shares for $200 million under the 2014 authorization.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

During the year ended December 31, 2017, we repurchased 3.0 million of our ordinary shares for $200.0 million under the 2014 authorization. We have $600.0 million remaining availability for repurchases under the 2014 authorization.
Dividends payable
On December 5, 2017, the Board of Directors declared a quarterly cash dividend of $0.35 that was paid on February 9, 2018 to shareholders of record at the close of business on January 26, 2018. Additionally, the Board of Directors approved a plan to increase the 2018 annual cash dividend to $1.40, which is intended to be paid in four quarterly installments. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $63.1 million at December 31, 2017. Dividends paid per ordinary share were $1.38, $1.34 and $1.28 for the years ended December 31, 2017, 2016 and 2015, respectively.

15.	Share Plans
Share-based compensation expense
Total share-based compensation expense for 2017, 2016 and 2015 was as follows:

	December 31
In millions	2017	2016	2015
Restricted stock units	$17.5	$17.3	$21.6
Stock options	10.5	10.4	11.4
Performance share units	11.6	6.5	—
Total share-based compensation expense	$39.6	$34.2	$33.0
Share incentive plans
In 2012, our Board of Directors, and Tyco International Ltd. ("Tyco") as our sole shareholder at the time, approved the Pentair plc 2012 Stock and Incentive Plan (the "2012 Plan"). The 2012 Plan became effective on September 28, 2012 and authorizes the issuance of 9.0 million of our ordinary shares. The shares may be issued as new shares or from shares held in treasury. Prior to the cancellation of our shares held in treasury in August 2015, our practice was to settle equity-based awards from shares held in treasury. Subsequent to the cancellation, our practice is to settle equity-based awards by issuing new shares. The 2012 Plan terminates in September 2022. The 2012 Plan allows for the granting to our officers, directors, employees and consultants of non-qualified stock options, incentive stock options, stock appreciation rights, performance shares, performance units, restricted shares, restricted stock units, deferred stock rights, annual incentive awards, dividend equivalent units and other equity-based awards.
The 2012 Plan is administered by our compensation committee (the "Committee"), which is made up of independent members of our Board of Directors. Employees eligible to receive awards under the 2012 Plan are managerial, administrative or other key employees who are in a position to make a material contribution to the continued profitable growth and long-term success of our company. The Committee has the authority to select the recipients of awards, determine the type and size of awards, establish certain terms and conditions of award grants and take certain other actions as permitted under the 2012 Plan. The 2012 Plan prohibits the Committee from re-pricing awards or canceling and reissuing awards at lower prices.
The 2008 Omnibus Stock Incentive Plan as Amended and Restated (the "2008 Plan") terminated in 2012. Prior grants of restricted stock units and stock options made under the 2008 Plan and earlier stock incentive plans outstanding at the time of termination were converted into equity-based awards with respect to our ordinary shares and were assumed by us on the terms in effect at the time of grant and are outstanding under the 2012 Plan.
Non-qualified and incentive stock options
Under the 2012 Plan, we may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a three-year period commencing on the grant date and expire 10 years after the grant date.
Restricted shares and restricted stock units
Under the 2012 Plan, eligible employees may be awarded restricted shares or restricted stock units of our common stock. Restricted shares and restricted stock units generally vest one-third each year over a three-year period commencing on the grant date, subject to continuous employment and certain other conditions. Restricted shares and restricted stock units are valued at market value on the date of grant and are expensed over the vesting period.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Stock appreciation rights, performance shares and performance units
Under the 2012 Plan, the Committee is permitted to issue these awards which are generally earned over a three-year vesting period and tied to specific financial metrics. In December 2015, the Committee approved the granting of performance share units to certain employees that vest based on the satisfaction of a three-year service period and the achievement of certain performance metrics over that same period. Upon vesting, PSU holders receive dividends that accumulate during the vesting period. The fair value of these PSUs is determined based on the closing market price of the Company's ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain financial performance metrics during the three year vesting period.
Stock options
The following table summarizes stock option activity under all plans for the year ended December 31, 2017:

Shares and intrinsic value in millions	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life (years)	Aggregate intrinsic value
Outstanding as of January 1, 2017	5.7	$45.72
Granted	0.9	59.09
Exercised	(1.2)	37.00
Forfeited	(0.2)	60.03
Expired	—	—
Outstanding as of December 31, 2017	5.2	$49.49	5.5	$113.7
Options exercisable as of December 31, 2017	3.4	$46.00	4.0	$87.5
Options expected to vest as of December 31, 2017	1.8	$56.13	8.3	$25.8
Fair value of options granted
The weighted average grant date fair value of options granted under Pentair plans in 2017, 2016 and 2015 was estimated to be $12.59, $9.74 and $16.40 per share, respectively. The total intrinsic value of options that were exercised during 2017, 2016 and 2015 was $34.3 million, $27.1 million and $20.8 million, respectively. At December 31, 2017, the total unrecognized compensation cost related to stock options was $9.8 million. This cost is expected to be recognized over a weighted average period of 2.0 years.
We estimated the fair value of each stock option award on the date of grant using a Black-Scholes option pricing model, modified for dividends and using the following weighted average assumptions:

	December 31
	2017	2016	2015
Risk-free interest rate	1.65%	1.56%	1.60%
Expected dividend yield	2.35%	2.49%	1.97%
Expected share price volatility	26.9%	27.3%	30.4%
Expected term (years)	6.3	5.9	6.0
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
Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $46.0 million, $31.6 million and $28.7 million, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $7.8 million, $5.5 million and $4.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Restricted stock units
The following table summarizes restricted stock unit activity under all plans for the year ended December 31, 2017:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2017	0.7	$55.31
Granted	0.4	61.27
Vested	(0.4)	56.73
Forfeited	(0.1)	54.35
Outstanding as of December 31, 2017	0.6	$57.96
As of December 31, 2017, there was $39.6 million of unrecognized compensation cost related to restricted share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015, was $21.7 million, $27.2 million and $26.0 million, respectively. For the years ended December 31, 2017 and 2016, there was no actual tax benefit realized. The actual tax benefit realized for the years ended December 31, 2015 was $2.4 million.
Performance share units
The following table summarizes performance share unit activity under all plans for the year ended December 31, 2017:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2017	0.3	$49.54
Granted	0.2	58.40
Vested	—	—
Forfeited	—	—
Outstanding as of December 31, 2017	0.5	$53.56
The expense recognized each period is dependent upon our estimate of the number of shares that will ultimately be issued. As of December 31, 2017, there was $10.5 million of unrecognized compensation cost related to performance share compensation arrangements granted under the 2012 Plan and previous plans. That cost is expected to be recognized over a weighted-average period of 1.6 years. There were no actual tax benefits realized related to performance share compensation arrangements for the year ended December 31, 2017.

16.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•
Water — The Water segment designs, manufactures, markets and services innovative water solutions for the filtration, separation, flow and water management challenges in agriculture, foodservice, food and beverage processing, swimming pools, water supply and disposal and a variety of industrial applications.

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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

acquisition related expenses, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
Financial information by reportable segment is included in the following summary:

	2017	2016	2015	2017	2016	2015
In millions	Net sales			Segment income (loss)
Water	$2,844.4	$2,777.7	$2,808.3	$546.0	$494.0	$469.0
Electrical	2,097.9	2,116.0	1,809.3	447.0	447.2	395.0
Other	(5.8)	(3.7)	(1.2)	(95.8)	(101.7)	(108.8)
Consolidated	$4,936.5	$4,890.0	$4,616.4	$897.2	$839.5	$755.2

	2017	2016	2015	2017	2016	2015
In millions	Identifiable assets (1)			Depreciation
Water	$3,667.1	$3,465.5	$3,624.5	$45.6	$46.8	$45.3
Electrical	4,634.1	4,419.3	4,488.4	34.3	31.6	27.6
Other	332.5	3,650.0	3,720.6	5.3	6.2	8.3
Consolidated	$8,633.7	$11,534.8	$11,833.5	$85.2	$84.6	$81.2

	2017	2016	2015
In millions	Capital expenditures
Water	$36.1	$40.8	$41.5
Electrical	31.8	74.5	47.4
Other	3.0	2.5	2.4
Consolidated	$70.9	$117.8	$91.3

(1)	All cash and cash equivalents and assets held for sale are included in "Other."
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

In millions	2017	2016	2015
Segment income	$897.2	$839.5	$755.2
Deal related costs and expenses	—	—	(14.3)
Inventory step-up	—	—	(35.7)
Restructuring and other	(30.7)	(20.6)	(42.5)
Separation costs	(53.1)	—	—
Intangible amortization	(97.7)	(96.4)	(68.1)
Pension and other post-retirement mark-to-market (loss) gain	(1.6)	(4.2)	23.0
Trade name and other impairment	(32.0)	(13.3)	—
Loss on sale of businesses	(4.2)	(3.9)	(3.2)
Loss on early extinguishment of debt	(101.4)	—	—
Interest expense, net	(87.3)	(140.1)	(101.9)
Income from continuing operations before income taxes	$489.2	$561.0	$512.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

The following tables present certain geographic information by region:

	2017	2016	2015	2017	2016	2015
In millions	Net sales			Long-lived assets
U.S.	$2,973.7	$2,897.1	$2,634.0	$301.4	$309.5	$285.9
Western Europe	827.2	796.0	727.6	61.7	138.6	150.7
Developing (1)	723.7	704.0	731.6	157.1	65.2	60.3
Other Developed (2)	411.9	492.9	523.2	25.3	25.3	42.9
Consolidated	$4,936.5	$4,890.0	$4,616.4	$545.5	$538.6	$539.8
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
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2017, 2016, or 2015.

17.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2017	2016	2015
Gross rental expense	$40.4	$37.5	$26.4
Sublease rental income	(0.3)	(0.7)	(0.4)
Net rental expense	$40.1	$36.8	$26.0
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, machinery, equipment and vehicles as of December 31, 2017 were as follows:

In millions	2018	2019	2020	2021	2022	Thereafter	Total
Minimum lease payments	$34.3	$29.1	$21.2	$15.6	$13.1	$15.1	$128.4
Minimum sublease rentals	(0.3)	—	—	—	—	—	(0.3)
Net future minimum lease commitments	$34.0	$29.1	$21.2	$15.6	$13.1	$15.1	$128.1
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

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial position, results of operations or cash flows.
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
The changes in the carrying amount of service and product warranties for the years ended December 31, 2017 and 2016 were as follows:

	Years ended December 31
In millions	2017	2016
Beginning balance	$38.9	$47.0
Service and product warranty provision	64.1	59.7
Payments	(62.7)	(67.3)
Foreign currency translation	0.7	(0.5)
Ending balance	$41.0	$38.9
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco guaranteed Flow Control's performance to third parties or provided financial guarantees for financial commitments of Flow Control. "Flow Control" refers to Pentair Ltd. prior to the Merger. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of December 31, 2017 and 2016, the outstanding value of bonds, letters of credit and bank guarantees totaled $201.5 million and $331.0 million, respectively.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

18.	Selected Quarterly Data (Unaudited)
The following tables present 2017 and 2016 quarterly financial information:

	2017
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,183.5	$1,265.3	$1,226.8	$1,260.9	$4,936.5
Gross profit	422.3	483.2	455.3	468.3	1,829.1
Operating income	138.4	212.8	192.2	137.4	680.8
Net income from continuing operations	80.7	68.3	127.1	203.9	480.0
Income (loss) from discontinued operations, net of tax	7.1	(5.2)	—	3.5	5.4
Gain (loss) from sale of discontinued operations, net of tax	—	200.6	(1.7)	(17.8)	181.1
Net income	87.8	263.7	125.4	189.6	666.5
Earnings per ordinary share (1)
Basic
Continuing operations	$0.44	$0.38	$0.70	$1.12	$2.64
Discontinued operations	0.04	1.07	(0.01)	(0.07)	1.03
Basic earnings per ordinary share	$0.48	$1.45	$0.69	$1.05	$3.67
Diluted
Continuing operations	$0.44	$0.37	$0.69	$1.11	$2.61
Discontinued operations	0.04	1.06	(0.01)	(0.07)	1.02
Diluted earnings per ordinary share	$0.48	$1.43	$0.68	$1.04	$3.63

	2016
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$1,190.0	$1,301.2	$1,210.7	$1,188.1	$4,890.0
Gross profit	431.3	481.8	440.9	440.1	1,794.1
Operating income	152.7	203.4	182.8	161.8	700.7
Net income from continuing operations	91.8	132.7	117.5	109.6	451.6
Income from discontinued operations, net of tax	15.6	10.1	22.9	21.4	70.0
Gain from sale of discontinued operations, net of tax	—	—	0.6	—	0.6
Net income	107.4	142.8	141.0	131.0	522.2
Earnings per ordinary share (1)
Basic
Continuing operations	$0.50	$0.73	$0.65	$0.60	$2.49
Discontinued operations	0.09	0.06	0.13	0.12	0.39
Basic earnings per ordinary share	$0.59	$0.79	$0.78	$0.72	$2.88
Diluted
Continuing operations	$0.50	$0.73	$0.64	$0.60	$2.47
Discontinued operations	0.09	0.05	0.13	0.11	0.38
Diluted earnings per ordinary share	$0.59	$0.78	$0.77	$0.71	$2.85

(1)	Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.
Fourth quarter 2017 includes decreases in operating income due to $30.7 million of separation costs, $25.2 million of trade name and other impairment charges and $1.6 million of "mark-to-market" actuarial losses on pension and other post-retirement benefit plans. Second quarter 2017 includes decreases in net income from continuing operations due to a $101.4 million loss on early extinguishment of debt. First quarter 2017 includes decreases in operating income due to $20.9 million of restructuring

Pentair plc and Subsidiaries
Notes to consolidated financial statements

and other costs. Fourth quarter 2016 includes decreases in operating income due to trade name impairment charges of $13.3 million in Electrical and "mark-to-market" actuarial losses on pension and other post-retirement benefit plans of $4.2 million.

19.	Supplemental Guarantor Information
Pentair plc (the "Parent Company Guarantor") and Pentair Investments Switzerland GmbH (the "Subsidiary Guarantor"), fully and unconditionally, guarantee the Notes of Pentair Finance S.à r.l. (the "Subsidiary Issuer"). The Subsidiary Guarantor is a Switzerland limited liability company formed in April 2014 and 100 percent-owned subsidiary of the Parent Company Guarantor. The Subsidiary Issuer is a Luxembourg public limited liability company formed in January 2012 and 100 percent-owned subsidiary of the Subsidiary Guarantor. The guarantees provided by the Parent Company Guarantor and Subsidiary Guarantor are joint and several.
The following supplemental financial information sets forth the Company's Condensed Consolidating Statement of Operations and Comprehensive Income (Loss) and Condensed Consolidating Statement of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and Condensed Consolidating Balance Sheet as of December 31, 2017 and 2016. Condensed Consolidating financial information for Pentair plc, Pentair Investments Switzerland GmbH and Pentair Finance S.à r.l. on a stand-alone basis is presented using the equity method of accounting for subsidiaries.

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,936.5	$—	$4,936.5
Cost of goods sold	—	—	—	3,107.4	—	3,107.4
Gross profit	—	—	—	1,829.1	—	1,829.1
Selling, general and administrative	4.1	0.6	—	1,027.8	—	1,032.5
Research and development	—	—	—	115.8	—	115.8
Operating (loss) income	(4.1)	(0.6)	—	685.5	—	680.8
Loss (earnings) from continuing operations of investment in subsidiaries	(483.2)	(482.6)	(644.4)	—	1,610.2	—
Other (income) expense:
Loss on sale of businesses	—	—	—	4.2	—	4.2
Loss on early extinguishment of debt	—	—	91.0	10.4	—	101.4
Equity income of unconsolidated subsidiaries	—	—	—	(1.3)	—	(1.3)
Interest income	—	(0.6)	(69.2)	(63.7)	123.6	(9.9)
Interest expense	—	—	139.9	80.9	(123.6)	97.2
Income (loss) from continuing operations before income taxes	479.1	482.6	482.7	655.0	(1,610.2)	489.2
Provision (benefit) for income taxes	(0.9)	—	—	10.1	—	9.2
Net income (loss) from continuing operations	480.0	482.6	482.7	644.9	(1,610.2)	480.0
Income from discontinued operations, net of tax	—	—	—	5.4	—	5.4
Gain from sale of discontinued operations, net of tax	—	—	—	181.1	—	181.1
Earnings (loss) from discontinued operations of investment in subsidiaries	186.5	186.5	186.5	—	(559.5)	—
Net income (loss)	$666.5	$669.1	$669.2	$831.4	$(2,169.7)	$666.5
Comprehensive income (loss), net of tax
Net income (loss)	$666.5	$669.1	$669.2	$831.4	$(2,169.7)	$666.5
Changes in cumulative translation adjustment	497.5	497.5	497.5	497.5	(1,492.5)	497.5
Changes in market value of derivative financial instruments, net of tax	(4.6)	(4.6)	(4.6)	(4.6)	13.8	(4.6)
Comprehensive income (loss)	$1,159.4	$1,162.0	$1,162.1	$1,324.3	$(3,648.4)	$1,159.4

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$113.3	$—	$113.3
Accounts and notes receivable, net	—	—	—	831.6	—	831.6
Inventories	—	—	—	581.0	—	581.0
Other current assets	10.8	1.8	1.5	239.3	(30.5)	222.9
Total current assets	10.8	1.8	1.5	1,765.2	(30.5)	1,748.8
Property, plant and equipment, net	—	—	—	545.5	—	545.5
Other assets
Investments in subsidiaries	5,205.1	5,109.6	7,156.1	—	(17,470.8)	—
Goodwill	—	—	—	4,351.1	—	4,351.1
Intangibles, net	—	—	—	1,558.4	—	1,558.4
Long-term intercompany debt	—	94.1	614.0	(708.1)	—	—
Other non-current assets	2.2	—	—	2,317.1	(1,889.4)	429.9
Total other assets	5,207.3	5,203.7	7,770.1	7,518.5	(19,360.2)	6,339.4
Total assets	$5,218.1	$5,205.5	$7,771.6	$9,829.2	$(19,390.7)	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	1.4	—	—	494.3	—	495.7
Employee compensation and benefits	0.4	—	—	186.2	—	186.6
Other current liabilities	99.6	0.4	9.4	438.2	(30.5)	517.1
Total current liabilities	101.4	0.4	9.4	1,118.7	(30.5)	1,199.4
Other liabilities
Long-term debt	48.4	—	2,652.8	628.9	(1,889.4)	1,440.7
Pension and other post-retirement compensation and benefits	—	—	—	285.6	—	285.6
Deferred tax liabilities	—	—	—	394.8	—	394.8
Other non-current liabilities	30.5	—	—	244.9	—	275.4
Total liabilities	180.3	0.4	2,662.2	2,672.9	(1,919.9)	3,595.9
Equity	5,037.8	5,205.1	5,109.4	7,156.3	(17,470.8)	5,037.8
Total liabilities and equity	$5,218.1	$5,205.5	$7,771.6	$9,829.2	$(19,390.7)	$8,633.7

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$677.0	$670.6	$661.3	$781.0	$(2,169.7)	$620.2
Investing activities
Capital expenditures	—	—	—	(70.9)	—	(70.9)
Proceeds from sale of property and equipment	—	—	—	7.9	—	7.9
Proceeds from sale of businesses	—	—	2,765.6	(6.2)	—	2,759.4
Acquisitions, net of cash acquired	—	—	—	(59.5)	—	(59.5)
Net intercompany loan activity	—	(58.9)	103.7	172.6	(217.4)	—
Net cash provided by (used for) investing activities of continuing operations	—	(58.9)	2,869.3	43.9	(217.4)	2,636.9
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	(6.5)	—	(6.5)
Net cash provided by (used for) investing activities	—	(58.9)	2,869.3	37.4	(217.4)	2,630.4
Financing activities
Net repayments of short-term borrowings	—	—	—	(0.8)	—	(0.8)
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(914.7)	1.6	—	(913.1)
Repayment of long-term debt	—	—	(1,917.8)	(91.5)	—	(2,009.3)
Premium paid on early extinguishment of debt	—	—	(86.0)	(8.9)	—	(94.9)
Net change in advances to subsidiaries	(262.5)	(611.7)	(685.9)	(827.0)	2,387.1	—
Shares issued to employees, net of shares withheld	37.2	—	—	—	—	37.2
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(251.7)	—	—	—	—	(251.7)
Net cash provided by (used for) financing activities	(677.0)	(611.7)	(3,604.4)	(926.6)	2,387.1	(3,432.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	73.8	(17.0)	—	56.8
Change in cash and cash equivalents	—	—	—	(125.2)	—	(125.2)
Cash and cash equivalents, beginning of year	—	—	—	238.5	—	238.5
Cash and cash equivalents, end of year	$—	$—	$—	$113.3	$—	$113.3

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,890.0	$—	$4,890.0
Cost of goods sold	—	—	—	3,095.9	—	3,095.9
Gross profit	—	—	—	1,794.1	—	1,794.1
Selling, general and administrative	15.8	—	1.2	962.3	—	979.3
Research and development	—	—	—	114.1	—	114.1
Operating (loss) income	(15.8)	—	(1.2)	717.7	—	700.7
Loss (earnings) from continuing operations of investment in subsidiaries	(466.0)	(466.0)	(578.1)	—	1,510.1	—
Other (income) expense:
Loss on sale of businesses	—	—	—	3.9	—	3.9
Equity income of unconsolidated subsidiaries	—	—	—	(4.3)	—	(4.3)
Interest income	—	—	(70.3)	(54.5)	116.5	(8.3)
Interest expense	—	—	181.2	83.7	(116.5)	148.4
Income (loss) from continuing operations before income taxes	450.2	466.0	466.0	688.9	(1,510.1)	561.0
Provision (benefit) for income taxes	(1.4)	—	—	110.8	—	109.4
Net income (loss) from continuing operations	451.6	466.0	466.0	578.1	(1,510.1)	451.6
Income from discontinued operations, net of tax	—	—	—	70.0	—	70.0
Gain from sale of discontinued operations, net of tax	—	—	—	0.6	—	0.6
Earnings (loss) from discontinued operations of investment in subsidiaries	70.6	70.6	70.6	—	(211.8)	—
Net income (loss)	$522.2	$536.6	$536.6	$648.7	$(1,721.9)	$522.2
Comprehensive income (loss), net of tax
Net income (loss)	$522.2	$536.6	$536.6	$648.7	$(1,721.9)	$522.2
Changes in cumulative translation adjustment	(83.0)	(83.0)	(83.0)	(83.0)	249.0	(83.0)
Changes in market value of derivative financial instruments, net of tax	(8.3)	(8.3)	(8.3)	(8.3)	24.9	(8.3)
Comprehensive income (loss)	$430.9	$445.3	$445.3	$557.4	$(1,448.0)	$430.9

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Balance Sheet
December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$238.5	$—	$238.5
Accounts and notes receivable, net	0.1	—	—	763.9	—	764.0
Inventories	—	—	—	524.2	—	524.2
Other current assets	1.2	4.1	1.1	237.8	9.2	253.4
Current assets held for sale	—	—	—	891.9	—	891.9
Total current assets	1.3	4.1	1.1	2,656.3	9.2	2,672.0
Property, plant and equipment, net	—	—	—	538.6	—	538.6
Other assets
Investments in subsidiaries	4,509.5	4,471.4	9,295.5	—	(18,276.4)	—
Goodwill	—	—	—	4,217.4	—	4,217.4
Intangibles, net	—	—	—	1,631.8	—	1,631.8
Other non-current assets	2.2	35.2	717.8	1,568.9	(2,142.0)	182.1
Non-current assets held for sale	—	—	—	2,292.9	—	2,292.9
Total other assets	4,511.7	4,506.6	10,013.3	9,711.0	(20,418.4)	8,324.2
Total assets	$4,513.0	$4,510.7	$10,014.4	$12,905.9	$(20,409.2)	$11,534.8
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.8	$—	$0.8
Accounts payable	$0.7	$—	$0.1	$435.8	$—	$436.6
Employee compensation and benefits	0.8	—	—	165.3	—	166.1
Other current liabilities	95.2	1.2	26.7	379.2	9.2	511.5
Current liabilities held for sale	—	—	—	356.2	—	356.2
Total current liabilities	96.7	1.2	26.8	1,337.3	9.2	1,471.2
Other liabilities
Long-term debt	148.1	—	5,515.9	756.4	(2,142.0)	4,278.4
Pension and other post-retirement compensation and benefits	—	—	—	253.4	—	253.4
Deferred tax liabilities	—	—	—	609.5	—	609.5
Other non-current liabilities	13.8	—	—	148.2	—	162.0
Non-current liabilities held for sale	—	—	—	505.9	—	505.9
Total liabilities	258.6	1.2	5,542.7	3,610.7	(2,132.8)	7,280.4
Equity	4,254.4	4,509.5	4,471.7	9,295.2	(18,276.4)	4,254.4
Total liabilities and equity	$4,513.0	$4,510.7	$10,014.4	$12,905.9	$(20,409.2)	$11,534.8

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2016

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$522.7	$463.1	$469.5	$916.2	$(1,510.1)	$861.4
Investing activities
Capital expenditures	—	—	—	(117.8)	—	(117.8)
Proceeds from sale of property and equipment	—	—	—	24.7	—	24.7
Proceeds from sale of businesses, net	—	—	—	(5.2)	—	(5.2)
Acquisitions, net of cash acquired	—	—	—	(25.0)	—	(25.0)
Net intercompany loan activity	—	—	667.3	(191.0)	(476.3)	—
Net cash provided by (used for) investing activities of continuing operations	—	—	667.3	(314.3)	(476.3)	(123.3)
Net cash provided by (used for) investing activities from discontinued operations	—	—	—	1.5	—	1.5
Net cash provided by (used for) investing activities	—	—	667.3	(312.8)	(476.3)	(121.8)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.8	—	0.8
Net receipts (repayments) of commercial paper and revolving long-term debt	—	—	(385.8)	0.5	—	(385.3)
Repayment of long-term debt	—	—	—	(0.7)	—	(0.7)
Net change in advances to subsidiaries	(299.8)	(463.1)	(778.9)	(444.6)	1,986.4	—
Excess tax benefits from share-based compensation	—	—	—	8.0	—	8.0
Shares issued to employees, net of shares withheld	20.7	—	—	—	—	20.7
Dividends paid	(243.6)	—	—	—	—	(243.6)
Net cash provided by (used for) financing activities	(522.7)	(463.1)	(1,164.7)	(436.0)	1,986.4	(600.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	27.8	(55.1)	—	(27.3)
Change in cash and cash equivalents	—	—	(0.1)	112.3	—	112.2
Cash and cash equivalents, beginning of year	—	—	0.1	126.2	—	126.3
Cash and cash equivalents, end of year	$—	$—	$—	$238.5	$—	$238.5

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$4,616.4	$—	$4,616.4
Cost of goods sold	—	—	—	3,017.6	—	3,017.6
Gross profit	—	—	—	1,598.8	—	1,598.8
Selling, general and administrative	33.7	2.2	5.3	842.8	—	884
Research and development	—	—	—	98.7	—	98.7
Operating (loss) income	(33.7)	(2.2)	(5.3)	657.3	—	616.1
Loss (earnings) from continuing operations of investment in subsidiaries	(436.1)	(439.7)	(475.1)	—	1,350.9	—
Other (income) expense:
Loss on sale of businesses	—	—	—	3.2	—	3.2
Equity income of unconsolidated subsidiaries	—	—	—	(1.5)	—	(1.5)
Interest income	—	—	(80.6)	(33.8)	109.7	(4.7)
Interest expense	—	1.4	126.3	88.6	(109.7)	106.6
Income (loss) from continuing operations before income taxes	402.4	436.1	424.1	600.8	(1,350.9)	512.5
Provision for income taxes	5.3	—	—	110.1	—	115.4
Net income (loss) from continuing operations	397.1	436.1	424.1	490.7	(1,350.9)	397.1
Loss from discontinued operations, net of tax	—	—	—	(466.8)	—	(466.8)
Loss from sale of discontinued operations, net of tax	—	—	—	(6.7)	—	(6.7)
Earnings (loss) from discontinued operations of investment in subsidiaries	(473.5)	(473.5)	(473.5)	—	1,420.5	—
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Comprehensive income (loss), net of tax
Net income (loss)	$(76.4)	$(37.4)	$(49.4)	$17.2	$69.6	$(76.4)
Changes in cumulative translation adjustment	(264.9)	(264.9)	(264.9)	(264.9)	794.7	(264.9)
Changes in market value of derivative financial instruments, net of tax	0.2	0.2	0.2	0.2	(0.6)	0.2
Comprehensive income (loss)	$(341.1)	$(302.1)	$(314.1)	$(247.5)	$863.7	$(341.1)

Pentair plc and Subsidiaries
Notes to consolidated financial statements

Pentair plc and Subsidiaries
Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2015

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$(43.0)	$(48.7)	$(5.8)	$767.1	$69.7	$739.3
Investing activities
Capital expenditures	—	—	—	(91.3)	—	(91.3)
Proceeds from sale of property and equipment	—	—	—	4.6	—	4.6
Acquisitions, net of cash acquired	—	—	—	(1,913.9)	—	(1,913.9)
Net intercompany loan activity	—	—	891.0	(295.0)	(596.0)	—
Proceeds from sale of businesses and other	—	—	—	(3.0)	—	(3.0)
Net cash provided by (used for) investing activities of continuing operations	—	—	891.0	(2,298.6)	(596.0)	(2,003.6)
Net cash provided by (used for) investing activities of discontinued operations	—	—	—	38.1	—	38.1
Net cash provided by (used for) investing activities	—	—	891.0	(2,260.5)	(596.0)	(1,965.5)
Financing activities
Net repayments on short-term borrowings	—	—	—	(2.3)	—	(2.3)
Net receipts of commercial paper and revolving long-term debt	—	—	346.9	16.6	—	363.5
Proceeds from long-term debt	—	—	1,714.8	—	—	1,714.8
Repayment of long-term debt	—	—	(350.0)	(6.6)	—	(356.6)
Debt issuance costs	—	—	(26.8)	—	—	(26.8)
Net change in advances to subsidiaries	471.7	48.7	(2,553.7)	1,507.0	526.3	—
Excess tax benefits from share-based compensation	—	—	—	6.0	—	6.0
Shares issued to employees, net of shares withheld	3.0	—	—	16.4	—	19.4
Repurchases of ordinary shares	(200.0)	—	—	—	—	(200.0)
Dividends paid	(231.7)	—	—	—	—	(231.7)
Net cash provided by (used for) financing activities	43.0	48.7	(868.8)	1,537.1	526.3	1,286.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(16.4)	(27.8)	—	(44.2)
Change in cash and cash equivalents	—	—	—	15.9	—	15.9
Cash and cash equivalents, beginning of year	—	—	0.1	110.3	—	110.4
Cash and cash equivalents, end of year	$—	$—	$0.1	$126.2	$—	$126.3

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2017, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2018 annual general meeting of shareholders under the captions "Corporate Governance Matters," "Proposal 1 Re-elect Director Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2018 annual general meeting of shareholders under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation Tables" and "Corporate Governance Matters - Director Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2018 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2017, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2012 Stock and Incentive Plan	4,542,732	(1)	$57.73	(2)	4,166,037	(3)
2008 Omnibus Stock Incentive Plan	1,688,173	(4)	32.21	(2)	—	(5)
2004 Omnibus Stock Incentive Plan	6,598		33.19		—	(5)
Outside Directors Non-qualified Stock Option Plan	—		—		—	(5)
Total	6,237,503		$49.49	(2)	4,166,037

(1)	Consists of 3,551,120 shares subject to stock options, 537,259 shares subject to restricted stock units, and 454,353 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2012 Stock and Incentive Plan.

(4)	Consists of 1,688,173 shares subject to stock options.

(5)
The 2008 Omnibus Stock Incentive Plan was terminated in 2012. The 2004 Omnibus Plan and the Directors Plan were terminated in 2008. Options previously granted under these plans and restricted stock units granted under the 2008 Omnibus Stock Incentive Plan remain outstanding, but no further options or shares may be granted or issued under either plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2018 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2018 annual general meeting of shareholders under the caption "Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditors of Pentair plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditors' Remuneration" and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) List of documents filed as part of this report:

(1) Financial Statements
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

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

3.1
Amended and Restated Memorandum and Articles of Association of Pentair plc (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 9, 2017 (File No. 001-11625)).

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

4.4
Fifth Supplemental Indenture, dated as of December 18, 2012, among Pentair Finance S.A. (as Issuer), Pentair Ltd. (as Guarantor) and Wells Fargo Bank, National Association (as Trustee) (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on December 18, 2012 (File No. 001-11625)).

4.5
Sixth Supplemental Indenture, dated as of May 20, 2014, among Pentair Finance S.A., Pentair Ltd., Pentair Investments Switzerland GmbH, Pentair plc and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on May 20, 2014 (File No. 001-11625)).

4.6
Seventh Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association as trustee (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

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

4.12
Sixth Supplemental Indenture, dated as of May 26, 2017, among Pentair, Inc., Pentair plc, Pentair Investments Switzerland GmbH and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

4.13
Amended and Restated Credit Agreement, dated as of October 3, 2014 among Pentair, plc, Pentair Investments Switzerland GmbH, Pentair Finance, S.A., Pentair, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair, plc, filed with the Commission on October 3, 2014 (File No. 001-11625)).

4.14
First Amendment, dated as of August 28, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 3, 2015 (File No. 001-11625)).

4.15
Second Amendment, dated as of September 2, 2015, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 3, 2015 (File No. 001-11625)).

4.16
Third Amendment, dated as of September 15, 2016, among Pentair, Pentair Investments Switzerland GmbH, Pentair Finance S.A. and the lenders and agent party thereto (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on September 16, 2016 (File No. 001-11625)).

4.17
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

4.19
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

4.21
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

4.22
Fifth Supplemental Indenture, dated as of May 26, 2017, among Pentair Finance S.A., Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Pentair plc filed with the Commission on May 31, 2017 (File No. 001-11625)).

10.1
Tax Sharing Agreement, dated September 28, 2012 by and among Pentair Ltd., Tyco International Ltd. and The ADT Corporation (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on September 28, 2012 (File No. 001-11625)).

10.2
Pentair plc 2012 Stock and Incentive Plan, as amended and restated effective as of January 1, 2017. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.3
Form of Executive Officer Stock Option Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.7 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.4
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made prior to January 1, 2017 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.5
Form of Executive Officer Performance Unit Grant Agreement for grants made prior to January 1, 2016 (Incorporated by reference to Exhibit 10.9 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.6
Form of Non-Employee Director Stock Option Grant Agreement (Incorporated by reference to Exhibit 10.10 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.7
Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Incorporated by reference to Exhibit 10.11 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.8
Form of Performance Share Units Grant Agreement for grants made during 2016 (Incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.9
Pentair plc 2008 Omnibus Stock Incentive Plan, as amended and restated effective as of January 1, 2017 (Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.10
Pentair plc Omnibus Stock Incentive Plan, as amended and restated (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.11
Pentair plc Outside Directors Nonqualified Stock Option Plan, as amended and restated (Incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.12
Form of Assignment and Assumption Agreement, among Pentair, Inc., Pentair Ltd. and the executive officers of Pentair Ltd. relating to Key Executive Employment and Severance Agreement (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair Ltd. filed with the Commission on October 1, 2012 (File No. 001-11625)).*

10.13
Form of Key Executive Employment and Severance Agreement for Randall J. Hogan (Incorporated by reference to Exhibit 10.10 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.14
Form of Key Executive Employment and Severance Agreement for John L. Stauch, Mark C. Borin and Angela D. Jilek (Incorporated by reference to Exhibit 10.12 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2008 (File No. 000-04689)).*

10.15
Form of Key Executive Employment and Severance Agreement for Karl R. Frykman (Incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K of Pentair Ltd. for the year ended December 31, 2013 (File No. 001-11625)).*

10.16
Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak and John H. Jacko (Incorporated by reference to Exhibit 10.16 in the Annual Report on Form 10-K of Pentair plc filed with the Commission on February 26, 2016 (File No. 001-11625)).*

10.17
Pentair plc Compensation Plan for Non-Employee Directors, as amended and restated (Incorporated by reference to Exhibit 10.6 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.18
Pentair plc Employee Stock Purchase and Bonus Plan, as amended and restated (Incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.19
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 2005 (File No. 000-04689)).*

10.20
Trust Agreement for Pentair, Inc. Non-Qualified Deferred Compensation Plan between Pentair, Inc. and Fidelity Management Trust Company (Incorporated by reference to Exhibit 10.18 contained in the Annual Report on Form 10-K of Pentair, Inc. for the year ended December 31, 1995 (File No. 000-04689)).*

10.21
Amendment effective August 23, 2000 to Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 1996 (Incorporated by reference to Exhibit 10.8 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.22
Pentair, Inc. Non-Qualified Deferred Compensation Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.12 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.23
Pentair, Inc. 1999 Supplemental Executive Retirement Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.24
Pentair, Inc. Supplemental Executive Retirement Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.13 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.25
Pentair, Inc. Restoration Plan as Amended and Restated effective August 23, 2000 (Incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of Pentair, Inc. filed with the Commission on September 21, 2000 (File No. 000-04689)).*

10.26
Pentair, Inc. Restoration Plan effective January 1, 2009, as amended and restated (Incorporated by reference to Exhibit 10.14 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.27
Form of Deed of Indemnification for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.15 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.28
Form of Indemnification Agreement for directors and executive officers of Pentair plc (Incorporated by reference to Exhibit 10.16 in the Current Report on Form 8-K of Pentair plc filed with the Commission on June 3, 2014 (File No. 001-11625)).*

10.29
Letter agreement, dated September 7, 2015, among Pentair plc, Edward P. Garden, Matthew Peltz, Brian Baldwin and Trian Fund Management, L.P. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the SEC on September 8, 2015 (File No. 001-11625)).

10.30
Form of Executive Officer Stock Option Grant Agreement for grants made on or after January 1, 2017 (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.31
Form of Executive Officer Restricted Stock Unit Grant Agreement for grants made on or after January 2, 2017 (Incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.32
Form of Executive Officer Performance Unit Grant Agreement for grants made on or after January 1, 2017 (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K of Pentair plc for the year ended December 31, 2016 (File No. 001-11625)).*

10.33
Separation Agreement and Release, dated as of January 5, 2018, between Pentair Management Company and Karen L. Keegans (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on January 9, 2018 (File No. 001-11625)).*

10.34
Separation Agreement, dated as of May 2, 2017, between Pentair Management Company and Dennis J. Cassidy, Jr. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Pentair plc filed with the Commission on June 5, 2017 (File No. 001-11625)).*

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

101
The following materials from Pentair plc's Annual Report on Form 10-K for the year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

PENTAIR PLC

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 27, 2018.

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
Angela D. Jilek
Attorney-in-fact

Schedule II — Valuation and Qualifying Accounts
Pentair plc and Subsidiaries

In millions	Beginning balance	Additions charged (reductions credited) to costs and expenses	Deductions (1)	Other changes (2)	Ending balance
Allowances for doubtful accounts
Year ended December 31, 2017	$16.4	$0.8	$4.5	$1.1	$13.8
Year ended December 31, 2016	$19.0	$1.2	$4.1	$0.3	$16.4
Year ended December 31, 2015	$12.1	$10.1	$2.4	$(0.8)	$19.0

(1)	Uncollectible accounts written off, net of recoveries

(2)	Result of foreign currency effects