Form 10-Q
period 2018-03-31
PENTAIR plc
filed 2018-04-20
CIK 77360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2018, 178,386,369 shares of Registrant's common stock were outstanding.

Pentair plc and Subsidiaries

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
Pentair plc and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2018	March 31, 2017
Net sales	$1,269.7	$1,183.5
Cost of goods sold	807.7	761.2
Gross profit	462.0	422.3
Selling, general and administrative	279.6	251.7
Research and development	30.1	30.0
Operating income	152.3	140.6
Other (income) expense:
Loss on sale of business	5.3	—
Net interest expense	13.8	35.0
Other expense	1.4	2.0
Income from continuing operations before income taxes	131.8	103.6
Provision for income taxes	27.6	22.9
Net income from continuing operations	104.2	80.7
(Loss) income from discontinued operations, net of tax	(1.3)	7.1
Net income	$102.9	$87.8
Comprehensive income, net of tax
Net income	$102.9	$87.8
Changes in cumulative translation adjustment	2.4	75.7
Changes in market value of derivative financial instruments, net of tax	(3.8)	1.6
Comprehensive income	$101.5	$165.1
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.58	$0.44
Discontinued operations	(0.01)	0.04
Basic earnings per ordinary share	$0.57	$0.48
Diluted
Continuing operations	$0.58	$0.44
Discontinued operations	(0.01)	0.04
Diluted earnings per ordinary share	$0.57	$0.48
Weighted average ordinary shares outstanding
Basic	179.2	182.0
Diluted	181.5	184.0
Cash dividends paid per ordinary share	$0.35	$0.345
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$907.5	$113.3
Accounts and notes receivable, net of allowances of $17.9 and $22.6, respectively	985.2	831.6
Inventories	593.5	581.0
Other current assets	232.8	222.9
Total current assets	2,719.0	1,748.8
Property, plant and equipment, net	546.5	545.5
Other assets
Goodwill	4,380.1	4,351.1
Intangibles, net	1,536.5	1,558.4
Other non-current assets	186.0	429.9
Total other assets	6,102.6	6,339.4
Total assets	$9,368.1	$8,633.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$0.2	$—
Accounts payable	404.0	495.7
Employee compensation and benefits	142.7	186.6
Other current liabilities	480.6	517.1
Total current liabilities	1,027.5	1,199.4
Other liabilities
Long-term debt	2,673.1	1,440.7
Pension and other post-retirement compensation and benefits	291.9	285.6
Deferred tax liabilities	369.1	394.8
Other non-current liabilities	286.8	275.4
Total liabilities	4,648.4	3,595.9
Equity
Ordinary shares $0.01 par value, 426.0 authorized, 178.4 and 180.3 issued at March 31, 2018 and December 31, 2017, respectively	1.8	1.8
Additional paid-in capital	2,654.7	2,797.7
Retained earnings	2,308.0	2,481.7
Accumulated other comprehensive loss	(244.8)	(243.4)
Total equity	4,719.7	5,037.8
Total liabilities and equity	$9,368.1	$8,633.7
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2018	March 31, 2017
Operating activities
Net income	$102.9	$87.8
Loss (income) from discontinued operations, net of tax	1.3	(7.1)
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Equity income of unconsolidated subsidiaries	(0.6)	(0.2)
Depreciation	21.5	21.4
Amortization	24.7	24.0
Deferred income taxes	(10.6)	(4.7)
Loss on sale of business	5.3	—
Share-based compensation	6.0	16.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(146.9)	(130.6)
Inventories	(6.3)	(8.6)
Other current assets	(2.4)	(18.0)
Accounts payable	(94.2)	(55.9)
Employee compensation and benefits	(46.6)	(23.9)
Other current liabilities	(20.8)	15.8
Other non-current assets and liabilities	(0.2)	(5.1)
Net cash provided by (used for) operating activities of continuing operations	(166.9)	(88.7)
Net cash provided by (used for) operating activities of discontinued operations	(0.7)	(17.3)
Net cash provided by (used for) operating activities	(167.6)	(106.0)
Investing activities
Capital expenditures	(16.8)	(23.6)
Proceeds from sale of property and equipment	2.3	—
Payments due to the sale of businesses, net	(13.8)	—
Acquisitions, net of cash acquired	(2.9)	(56.7)
Net cash provided by (used for) investing activities of continuing operations	(31.2)	(80.3)
Net cash provided by (used for) investing activities of discontinued operations	—	(3.7)
Net cash provided by (used for) investing activities	(31.2)	(84.0)
Financing activities
Net receipts (repayments) of short-term borrowings	0.2	(0.1)
Net receipts of commercial paper and revolving long-term debt	417.5	229.1
Proceeds from long-term debt	800.0	—
Debt issuance costs	(7.5)	—
Shares issued to employees, net of shares withheld	0.9	2.8
Repurchases of ordinary shares	(150.0)	—
Dividends paid	(63.3)	(62.8)
Net cash provided by (used for) financing activities	997.8	169.0
Effect of exchange rate changes on cash and cash equivalents	(4.8)	20.6
Change in cash and cash equivalents	794.2	(0.4)
Cash and cash equivalents, beginning of period	113.3	238.5
Cash and cash equivalents, end of period	$907.5	$238.1
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	180.3	$1.8	$2,797.7	$2,481.7	$(243.4)	$5,037.8
Net income	—	—	—	102.9	—	102.9
Cumulative effect of accounting changes	—	—	—	(214.0)	—	(214.0)
Other comprehensive loss, net of tax	—	—	—	—	(1.4)	(1.4)
Dividends declared	—	—	—	(62.6)	—	(62.6)
Share repurchase	(2.2)	—	(150.0)	—	—	(150.0)
Exercise of options, net of shares tendered for payment	0.1	—	5.8	—	—	5.8
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.8)	—	—	(4.8)
Share-based compensation	—	—	6.0	—	—	6.0
Balance - March 31, 2018	178.4	$1.8	$2,654.7	$2,308.0	$(244.8)	$4,719.7

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	181.8	$1.8	$2,920.8	$2,068.1	$(736.3)	$4,254.4
Net income	—	—	—	87.8	—	87.8
Other comprehensive income, net of tax	—	—	—	—	77.3	77.3
Dividends declared	—	—	—	(64.0)	—	(64.0)
Exercise of options, net of shares tendered for payment	0.2	—	9.5	—	—	9.5
Issuance of restricted shares, net of cancellations	0.3	0.1	—	—	—	0.1
Shares surrendered by employees to pay taxes	(0.1)	—	(6.7)	—	—	(6.7)
Share-based compensation	—	—	16.4	—	—	16.4
Balance - March 31, 2017	182.2	$1.9	$2,940.0	$2,091.9	$(659.0)	$4,374.8
See accompanying notes to condensed consolidated financial statements.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

1.    Basis of Presentation and Responsibility for Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements of Pentair plc and its subsidiaries ("we," "us," "our," "Pentair," or the "Company") have been prepared following the requirements of the U.S. Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted.
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.
Electrical separation
On April 3, 2018, our Board of Directors formally approved the plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Separation") and certain details related to the Separation, including the record date, distribution date and distribution ratio. The Separation will occur by means of a distribution of the Company’s Electrical business, to be effected by the transfer of the Electrical business from the Company to nVent Electric plc (“nVent”) and the issuance of ordinary shares of nVent directly to holders of Company ordinary shares on a pro rata basis (the “Distribution”). The Distribution is expected to occur at 4:59 p.m., Eastern Time, on April 30, 2018.
Each Company shareholder will receive one ordinary share of nVent for every one ordinary share of Pentair held as of the close of business on April 17, 2018, the record date for the Distribution. nVent ordinary shares are expected to begin trading on the New York Stock Exchange on May 1, 2018, under the symbol "NVT." "When-issued" trading for nVent ordinary shares began on April 16, 2018 and will continue through April 30, 2018. Beginning on April 16, 2018 and continuing through April 30, 2018, there are two markets in Pentair ordinary shares: Pentair shares that trade in the "regular way" market trade with an entitlement to nVent ordinary shares to be distributed pursuant to the Distribution and Pentair shares that trade in the "ex-distribution" market trade without an entitlement to nVent ordinary shares.
Upon completion of the Separation, Electrical's jurisdiction of organization will be Ireland, but it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K. The disclosures and financial statements within these condensed consolidated financial statements include the results of operations, financial condition and cash flows of the Electrical business as continuing operations.
Adoption of new accounting standards
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, "Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis.
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Consolidated Statements of Operations and Comprehensive Income was as follows:

	Three months ended March 31, 2017
In millions	Previously Reported	As Revised	Effect of Change
Selling, general and administrative expenses	$253.9	$251.7	$(2.2)
Operating income	138.4	140.6	2.2
Other expense	—	2.2	2.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

On January 1, 2018, we adopted ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory." The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption resulted in a $215.8 million cumulative-effect adjustment recorded in retained earnings as of the beginning of 2018 that reflects a $254.3 million reduction of a prepaid long term tax asset, partially offset by the establishment of $38.5 million of deferred tax assets.

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. As a result of adoption, the cumulative impact to our retained earnings at January 1, 2018 was $1.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.

A majority of our net sales continue to be recognized when products are shipped from our manufacturing facilities or delivery has occurred, depending on terms of the sale. Under the new standard, timing for recognition of certain revenue may be accelerated such that a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms.

The impact of adopting the new standard primarily relates to the accounting for certain custom products manufactured by our Electrical segment. Previously revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products is now recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Condensed Consolidated Balance Sheets related to accounting for sales returns.

As required by ASC 606, the impact of adoption of the new revenue standard on our Condensed Consolidated Statements of Operations and Comprehensive Income and Condensed Consolidated Balance Sheets was as follows:

Condensed Consolidated Statements of Operations and Comprehensive Income
	Three months ended March 31, 2018
In millions	As Reported	Balances without adoption of ASC 606	Effect of Change
Net sales	$1,269.7	$1,261.1	$8.6
Cost of goods sold	807.7	801.3	6.4
Provision for income taxes	27.6	27.2	0.4
Net income from continuing operations	104.2	102.4	1.8

Condensed Consolidated Balance Sheets
	March 31, 2018
In millions	As Reported	Balances without adoption of ASC 606	Effect of Change
Assets
Accounts and notes receivable, net	$985.2	$977.3	$7.9
Inventories	593.5	602.6	(9.1)
Other current assets	232.8	222.8	10.0
Liabilities
Other current liabilities	480.6	473.8	6.8
Deferred tax liabilities	369.1	368.6	0.5
Equity
Retained Earnings	2,308.0	2,306.4	1.6

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The cumulative effect of the changes made to our January 1, 2018 Condensed Consolidated Balance Sheet from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

Condensed Consolidated Balance Sheets
In millions	Balance at December 31, 2017	Adjustments due to ASU 2016-16	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts and notes receivable, net	$831.6	$—	$6.5	$838.1
Inventories	581.0	—	(3.4)	577.6
Other current assets	222.9	—	3.4	226.3
Other non-current assets	429.9	(246.5)	—	183.4
Liabilities
Other current liabilities	517.1	—	6.5	523.6
Deferred tax liabilities	394.8	(30.7)	0.5	364.6
Equity
Retained Earnings	2,481.7	(215.8)	1.8	2,267.7

New accounting standards issued but not yet adopted
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases" ("the new lease standard" or "ASC 842"), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement this new standard. While we are unable to quantify the impact at this time, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. We currently do not expect ASC 842 to have a material effect on either our consolidated statement of operations or consolidated statement of cash flow. We plan to adopt ASC 842 in the first quarter of 2019.
2.     Revenue
Revenue recognition
Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until Pentair has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, standalone selling price is generally readily observable.
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounted for 84.3% and 90.3% of our revenue for the three-month periods ended

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

March 31, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 15.7% and 9.7% of our revenue for the three-month periods ended March 31, 2018 and 2017, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Electrical businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
On March 31, 2018, we had $168.7 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
Sales returns
The right of return may exist explicitly or implicitly with our customers. Our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. When the right of return exists, we adjust the transaction price for the estimated effect of returns. We estimate the expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future.

Pricing and sales incentives
Our sales contracts may give customers the option to purchase additional goods or services priced at a discount. Options to acquire additional goods or services at a discount can come in many forms, such as customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives.

We reduce the transaction price for certain customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives that represent variable consideration. Sales incentives given to our customers are recorded using either the expected value method or most likely amount approach for estimating the amount of consideration to which Pentair shall be entitled. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. An expected value is an appropriate estimate of the amount of variable consideration when there are a large number of contracts with similar characteristics. The most likely amounts is the single most likely amount in a range of possible consideration amounts (that is, the single most likely outcome of the contract). The most likely amount is an appropriate estimate of the amount of variable consideration if the contract has limited possible outcomes (for example, an entity either achieves a performance bonus or does not).

Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, one of our businesses allows customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. We use the expected value method to estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction of the transaction price.
Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we reforecast the most likely amount of the rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. Shipping and handling costs incurred by Pentair for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Contract assets and liabilities
Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, such as when the customer retains a small portion of the contract price until completion of the contract. We typically receive interim payments on sales under long-term contracts as work progresses, although for some contracts, we may be entitled to receive an advance payment. Contract liabilities consist of advanced payments, billings in excess of costs incurred and deferred revenue.

Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In millions	March 31, 2018	December 31, 2017	$ Change	% Change
Contract assets	$118.0	$121.4	$(3.4)	(2.8)%
Contract liabilities	41.4	43.4	(2.0)	(4.6)%
Net contract assets	$76.6	$78.0	$(1.4)	(1.8)%
The $1.4 million decrease in net contract assets from December 31, 2017 to March 31, 2018 was primarily the result of timing of milestone payments. Approximately half of our contract liabilities at December 31, 2017 were recognized in revenue in the first quarter of 2018. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2018.

Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Revenue by category
We disaggregate our revenue from contracts with customers by geographic location, vertical and strategic business group ("SBG") for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Geographic net sales information by segment, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2018
In millions	Water	Electrical
U.S.	$452.2	$317.0
Western Europe	110.3	121.7
Developing (1)	113.0	56.9
Other Developed (2)	56.8	43.3
Segment net sales	$732.3	$538.9
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

	Three months ended March 31, 2017
In millions	Water	Electrical
U.S.	$431.2	300.1
Western Europe	95.3	103.3
Developing (1)	104.9	62.1
Other Developed (2)	51.5	36.7
Segment net sales	$682.9	$502.2
(1) Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) Other Developed includes Australia, Canada and Japan.

Vertical market net sales information for Water was as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Residential	$412.1	$388.3
Commercial	151.8	144.7
Industrial	168.4	149.9
Water net sales	$732.3	$682.9

Vertical market net sales information for Electrical was as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Industrial	$243.5	$220.5
Commercial & Residential	146.0	134.5
Energy	79.9	88.0
Infrastructure	69.5	59.2
Electrical net sales	$538.9	$502.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Net sales information by SBG was as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Aquatic Systems	$240.4	$222.5
Filtration Solutions	251.6	230.8
Flow Technologies	240.3	229.6
Total Water	732.3	682.9
Enclosures	254.1	226.5
Thermal Management	147.9	145.4
Electrical & Fastening Solutions	136.9	130.3
Total Electrical	538.9	502.2
Other	(1.5)	(1.6)
Consolidated net sales	$1,269.7	$1,183.5

3.Discontinued Operations
On April 28, 2017, we completed the sale of the Valves & Controls business to Emerson Electric Co. for $3.15 billion in cash. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations. The Valves & Controls business was previously disclosed as a stand-alone reporting segment. Transaction costs of $11.2 million related to the sale of Valves & Controls were incurred during the three months ended March 31, 2017 and were recorded within (Loss) income from discontinued operations, net of tax presented below.

Operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net sales	$—	$356.5
Cost of goods sold	—	267.9
Gross profit	—	88.6
Selling, general and administrative	—	79.5
Research and development	—	4.2
Operating income	$—	$4.9

(Loss) income from discontinued operations before income taxes	$(0.7)	$5.7
Income tax provision (benefit)	0.6	(1.4)
(Loss) income from discontinued operations, net of tax	$(1.3)	$7.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

4.	Share Plans
Total share-based compensation expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Restricted stock units	$2.4	$5.8
Stock options	1.2	4.5
Performance share units	2.4	6.1
Total share-based compensation expense	$6.0	$16.4

5.	Restructuring
During the three months ended March 31, 2018 and the year ended December 31, 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, specifically as part of the contemplation of the Separation. Initiatives during the three months ended March 31, 2018 included the reduction in hourly and salaried headcount of 200 employees, which included 175 in Water and 25 in Electrical. Initiatives during the year ended December 31, 2017 included the reduction in hourly and salaried headcount of approximately 500 employees, which included 250 in Water and 250 in Electrical.
Restructuring related costs included in Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Severance and related costs	$10.6	$20.6
Other	0.2	0.3
Total restructuring costs	$10.8	$20.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Water	$5.6	$7.1
Electrical	2.8	9.3
Other	2.4	4.5
Consolidated	$10.8	$20.9
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2018:

In millions	March 31, 2018
Beginning balance	$39.8
Costs incurred	10.6
Cash payments and other	(16.3)
Ending balance	$34.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

6.	Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2018	March 31, 2017
Net income	$102.9	$87.8
Net income from continuing operations	$104.2	$80.7
Weighted average ordinary shares outstanding
Basic	179.2	182.0
Dilutive impact of stock options, restricted stock units and performance share units	2.3	2.0
Diluted	181.5	184.0
Earnings (loss) per ordinary share
Basic
Continuing operations	$0.58	$0.44
Discontinued operations	(0.01)	0.04
Basic earnings per ordinary share	$0.57	$0.48
Diluted
Continuing operations	$0.58	$0.44
Discontinued operations	(0.01)	0.04
Diluted earnings per ordinary share	$0.57	$0.48
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	1.8

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	March 31, 2018	December 31, 2017
Inventories
Raw materials and supplies	$255.7	$255.1
Work-in-process	86.3	83.0
Finished goods	251.5	242.9
Total inventories	$593.5	$581.0
Other current assets
Cost in excess of billings	$118.0	$121.4
Prepaid expenses	78.9	80.7
Prepaid income taxes	26.0	15.3
Other current assets	9.9	5.5
Total other current assets	$232.8	$222.9
Property, plant and equipment, net
Land and land improvements	$73.6	$72.6
Buildings and leasehold improvements	361.4	354.5
Machinery and equipment	1,026.6	1,011.6
Construction in progress	38.0	35.1
Total property, plant and equipment	1,499.6	1,473.8
Accumulated depreciation and amortization	953.1	928.3
Total property, plant and equipment, net	$546.5	$545.5
Other non-current assets
Prepaid income taxes	$—	$254.3
Deferred income taxes	54.3	43.0
Deferred compensation plan assets	43.6	49.4
Other non-current assets	88.1	83.2
Total other non-current assets	$186.0	$429.9
Other current liabilities
Dividends payable	$62.4	$63.1
Accrued warranty	45.2	41.0
Accrued rebates	71.9	92.7
Billings in excess of cost	30.2	29.9
Income taxes payable	23.9	31.1
Accrued restructuring	34.1	39.8
Other current liabilities	212.9	219.5
Total other current liabilities	$480.6	$517.1
Other non-current liabilities
Income taxes payable	$92.3	$92.7
Self-insurance liabilities	51.1	48.3
Deferred compensation plan liabilities	43.6	49.4
Foreign currency contract liabilities	62.2	47.2
Other non-current liabilities	37.6	37.8
Total other non-current liabilities	$286.8	$275.4

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

8.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by segment were as follows:

In millions	December 31, 2017	Foreign currency translation/other	March 31, 2018
Water	$2,112.9	$25.9	$2,138.8
Electrical	2,238.2	3.1	2,241.3
Total goodwill	$4,351.1	$29.0	$4,380.1
Identifiable intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,514.9	$(460.5)	$1,054.4	$1,513.9	$(437.5)	$1,076.4
Trade names	1.5	(1.5)	—	1.5	(1.4)	0.1
Proprietary technology and patents	133.7	(98.4)	35.3	131.9	(94.2)	37.7
Total definite-life intangibles	1,650.1	(560.4)	1,089.7	1,647.3	(533.1)	1,114.2
Indefinite-life intangibles
Trade names	446.8	—	446.8	444.2	—	444.2
Total intangibles	$2,096.9	$(560.4)	$1,536.5	$2,091.5	$(533.1)	$1,558.4
Identifiable intangible asset amortization expense was $24.7 million and $24.0 million for the three months ended March 31, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$72.0	$89.4	$84.1	$77.5	$69.8	$67.2

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2018	Maturity Year	March 31, 2018	December 31, 2017
Commercial paper	2.340%	2019	$257.8	$34.0
Revolving credit facilities	3.430%	2019	222.1	28.4
Senior notes - fixed rate (1)	2.900%	2018	255.3	255.3
Senior notes - fixed rate (1)	2.650%	2019	250.0	250.0
Senior notes - fixed rate - Euro (1)	2.450%	2019	615.4	594.4
Senior notes - fixed rate (1)	3.625%	2020	74.0	74.0
Senior notes - fixed rate (1)	5.000%	2021	103.8	103.8
Senior notes - fixed rate (1)	3.150%	2022	88.3	88.3
Senior notes - fixed rate (1)	4.650%	2025	19.3	19.3
Senior notes - fixed rate - nVent (2)	3.950%	2023	300.0	—
Senior notes - fixed rate - nVent (2)	4.550%	2028	500.0	—
Other	8.545%	2018	0.2	—
Unamortized debt issuance costs and discounts	N/A	N/A	(12.9)	(6.8)
Total debt			2,673.3	1,440.7
Less: Current maturities and short-term borrowings			(0.2)	—
Long-term debt			$2,673.1	$1,440.7

(1) Senior notes are guaranteed as to payment by Pentair plc and PISG
(2) Senior notes are guaranteed as to payment by nVent plc, Pentair plc and PISG

Separation related debt
In March 2018, in anticipation of the Separation, nVent Finance S.à r.l. (“nVent Finance”), a subsidiary of Pentair that will become a subsidiary of nVent at the time of the completion of the Separation, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "nVent Notes").
The nVent Notes are fully and unconditionally guaranteed by nVent. In addition, the nVent Notes initially are fully and unconditionally guaranteed by Pentair and Pentair Investments Switzerland GmbH ("PISG"). Upon completion of the Separation, the guarantees of Pentair and PISG will be automatically and unconditionally terminated and released.
Additionally in March 2018, in anticipation of the Separation, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "nVent Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "nVent Revolving Credit Facility"). After the completion of the Separation, nVent Finance will have the option to request to increase the nVent Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of March 31, 2018, there were no outstanding borrowings under the nVent Term Loan Facility or the nVent Revolving Credit Facility. We expect that nVent Finance will have $200.0 million of borrowings outstanding under the nVent Term Loan Facility and no borrowings under the nVent Revolving Credit Facility at the time of the Separation.
In connection with the Separation, nVent Finance will transfer to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, including cash from the net proceeds from the borrowings under the nVent Term Loan Facility and the issuance of the nVent Notes, as consideration for the contribution of the assets of the Electrical business to nVent Finance by Pentair. Pentair expects to use the proceeds of such cash transfer to repay certain outstanding debt of Pentair.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Other debt matters
Pentair, PISG, Pentair Finance S.à r.l. ("PFSA") and Pentair, Inc. are parties to an amended and restated credit agreement (the "Credit Facility"), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility has a maximum aggregate availability of $2,500.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $257.8 million of commercial paper outstanding as of March 31, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,220.1 million as of March 31, 2018, which was limited to $183.4 million by the maximum Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $31.2 million, of which there were $0.2 million outstanding borrowings at March 31, 2018. Borrowings under these credit facilities bear interest at variable rates.
We have $255.3 million of fixed rate senior notes maturing in September 2018. We classified this debt as long-term as of March 31, 2018 as we have the intent and ability to refinance such obligation on a long-term basis under the Credit Facility prior to maturity.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2018 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$0.2	$1,600.6	$74.0	$103.8	$88.3	$300.0	$519.3	$2,686.2

10.	Derivatives and Financial Instruments
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

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

At March 31, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $406.0 million and $481.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Income upon settlement. Such reclassifications during the three months ended March 31, 2018 and 2017 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In September 2015, we designated the €500 million 2.45% Senior Notes due 2019 (the "2019 Euro Notes") as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The gains/losses on the 2019 Euro Notes have been included as a component of the cumulative translation adjustment account within AOCI. As of March 31, 2018 and December 31, 2017, we had a deferred foreign currency losses of $50.6 million and $29.6 million, respectively, in AOCI associated with the net investment hedge activity.
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

the accounting guidance; fair value of common/collective trusts are based on observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$480.1	$480.1	$62.4	$62.4
Fixed rate debt	2,206.1	2,250.8	1,385.1	1,424.0
Total debt	$2,686.2	$2,730.9	$1,447.5	$1,486.4
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.6	$—	$0.6
Foreign currency contract liabilities	—	(62.2)	—	(62.2)
Deferred compensation plan assets	36.8	6.8	—	43.6
Total recurring fair value measurements	$36.8	$(54.8)	$—	$(18.0)

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.6	$—	$0.6
Foreign currency contract liabilities	—	(47.2)	—	(47.2)
Deferred compensation plan assets	42.8	6.6	—	49.4
Total recurring fair value measurements	$42.8	$(40.0)	$—	$2.8
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $25.2 million for a trade name intangible in 2017. The impairment charge reduced the carrying value of the impacted trade name intangible to $27.0 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

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
The effective income tax rate for the three months ended March 31, 2018 was 20.9%, compared to 22.1% for 2017. We continue to actively pursue initiatives to reduce our effective tax rate. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $35.3 million and $36.6 million at March 31, 2018 and December 31, 2017, respectively. We record penalties and

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices.

U.S. tax reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Given the significance of the Act, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.
The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Annual Report on Form 10-K and as a result recorded a provisional income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $147.7 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $62.9 million. The determination of the transition tax requires additional analysis regarding the amount and composition of the Company’s historical foreign earnings and foreign tax credit position.
We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete the analysis required to complete our accounting within the prescribed measurement period.

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

12.	Benefit Plans
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2018 and 2017 were as follows:

	U.S. pension plans
	Three months ended
In millions	March 31, 2018	March 31, 2017
Service cost	$0.8	$2.6
Interest cost	3.0	4.1
Expected return on plan assets	(2.2)	(2.9)
Net periodic benefit cost	$1.6	$3.8

	Non-U.S. pension plans
	Three months ended
In millions	March 31, 2018	March 31, 2017
Service cost	$1.8	$1.8
Interest cost	1.1	0.9
Expected return on plan assets	(0.4)	(0.3)
Net periodic benefit cost	$2.5	$2.4
As described in Note 1, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Consolidated Statements of Operations and Comprehensive Income. All other components of net periodic benefit cost are classified within Other expense for the periods presented.
Components of net periodic benefit cost for our other post-retirement plans for the three months ended March 31, 2018 and 2017 were not material.

13.	Shareholders' Equity
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 31, 2018, we repurchased 2.2 million of our shares for $150.0 million pursuant to this authorization. As of March 31, 2018, we had $450.0 million available for share repurchases under this authorization.
Dividends payable
On December 5, 2017, the Board of Directors declared a quarterly cash dividend of $0.35 that was paid on February 9, 2018 to shareholders on record at the close of business on January 26, 2018 and approved a plan to increase the 2018 annual cash dividend to $1.40, which is intended to be paid in four quarterly installments. Additionally, on February 27, 2018 the Board of Directors declared a quarterly cash dividend of $0.35 payable on April 27, 2018 to shareholders of record at the close of business on April 13, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $62.4 million and $63.1 million at March 31, 2018 and December 31, 2017, respectively.

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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net sales
Water	$732.3	$682.9
Electrical	538.9	502.2
Other	(1.5)	(1.6)
Consolidated	$1,269.7	$1,183.5
Segment income (loss)
Water	$132.7	$116.1
Electrical	106.3	104.3
Other	(28.5)	(34.7)
Consolidated	$210.5	$185.7
The following table presents a reconciliation of consolidated segment income to consolidated income from continuing operations before income taxes:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Segment income	$210.5	$185.7
Restructuring and other	(8.3)	(20.9)
Intangible amortization	(24.7)	(24.0)
Loss on sale of business	(5.3)	—
Separation costs	(24.6)	—
Net interest expense	(13.8)	(35.0)
Other expense	(2.0)	(2.2)
Income from continuing operations before income taxes	$131.8	$103.6

15.	Commitments and Contingencies
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

The changes in the carrying amount of service and product warranties of continuing operations for the three months ended March 31, 2018 were as follows:

In millions	March 31, 2018
Beginning balance	$41.0
Service and product warranty provision	16.5
Payments	(12.4)
Foreign currency translation	0.1
Ending balance	$45.2
Stand-by letters of credit, bank guarantees and bonds
In certain situations, Tyco International Ltd., Pentair Ltd.'s former parent company ("Tyco"), guaranteed performance by the flow control business of Pentair Ltd. ("Flow Control") to third parties or provided financial guarantees for financial commitments of Flow Control. In situations where Flow Control and Tyco were unable to obtain a release from these guarantees in connection with the spin-off of Flow Control from Tyco, we will indemnify Tyco for any losses it suffers as a result of such guarantees.
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
As of March 31, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $189.7 million and $201.5 million, respectively.

16.	Supplemental Guarantor Information
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

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,269.7	$—	$1,269.7
Cost of goods sold	—	—	—	807.7	—	807.7
Gross profit	—	—	—	462.0	—	462.0
Selling, general and administrative	7.1	—	0.1	272.4	—	279.6
Research and development	—	—	—	30.1	—	30.1
Operating income (loss)	(7.1)	—	(0.1)	159.5	—	152.3
Loss (earnings) from continuing operations of investment in subsidiaries	(111.3)	(110.7)	(123.7)	—	345.7	—
Other (income) expense:
Loss on sale of business	—	—	—	5.3	—	5.3
Net interest (income) expense	—	(0.3)	12.6	1.5	—	13.8
Other expense	—	—	—	1.4	—	1.4
Income (loss) from continuing operations before income taxes	104.2	111.0	111.0	151.3	(345.7)	131.8
Provision for income taxes	—	—	—	27.6	—	27.6
Net income (loss) from continuing operations	104.2	111.0	111.0	123.7	(345.7)	104.2
Loss from discontinued operations, net of tax	—	—	—	(1.3)	—	(1.3)
Earnings (loss) from discontinued operations of investment in subsidiaries	(1.3)	(1.3)	(1.3)	—	3.9	—
Net income (loss)	$102.9	$109.7	$109.7	$122.4	$(341.8)	$102.9
Comprehensive income (loss), net of tax
Net income (loss)	$102.9	$109.7	$109.7	$122.4	$(341.8)	$102.9
Changes in cumulative translation adjustment	2.4	2.4	2.4	2.4	(7.2)	2.4
Changes in market value of derivative financial instruments, net of tax	(3.8)	(3.8)	(3.8)	(3.8)	11.4	(3.8)
Comprehensive income (loss)	$101.5	$108.3	$108.3	$121.0	$(337.6)	$101.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$0.2	$—	$—	$907.3	$—	$907.5
Accounts and notes receivable, net	—	—	—	985.2	—	985.2
Inventories	—	—	—	593.5	—	593.5
Other current assets	0.9	0.2	5.1	236.1	(9.5)	232.8
Total current assets	1.1	0.2	5.1	2,722.1	(9.5)	2,719.0
Property, plant and equipment, net	—	—	—	546.5	—	546.5
Other assets
Investments in subsidiaries	5,104.8	5,009.0	7,068.3	—	(17,182.1)	—
Goodwill	—	—	—	4,380.1	—	4,380.1
Intangibles, net	—	—	—	1,536.5	—	1,536.5
Other non-current assets	2.2	96.0	870.6	1,283.4	(2,066.2)	186.0
Total other assets	5,107.0	5,105.0	7,938.9	7,200.0	(19,248.3)	6,102.6
Total assets	$5,108.1	$5,105.2	$7,944.0	$10,468.6	$(19,257.8)	$9,368.1
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$—	$—	$—	$0.2	$—	$0.2
Accounts payable	1.5	—	—	402.5	—	404.0
Employee compensation and benefits	0.4	—	—	142.3	—	142.7
Other current liabilities	69.8	0.4	12.5	407.4	(9.5)	480.6
Total current liabilities	71.7	0.4	12.5	952.4	(9.5)	1,027.5
Other liabilities
Long-term debt	286.5	—	2,922.7	1,530.1	(2,066.2)	2,673.1
Pension and other post-retirement compensation and benefits	—	—	—	291.9	—	291.9
Deferred tax liabilities	—	—	—	369.1	—	369.1
Other non-current liabilities	30.2	—	—	256.6	—	286.8
Total liabilities	388.4	0.4	2,935.2	3,400.1	(2,075.7)	4,648.4
Equity	4,719.7	5,104.8	5,008.8	7,068.5	(17,182.1)	4,719.7
Total liabilities and equity	$5,108.1	$5,105.2	$7,944.0	$10,468.6	$(19,257.8)	$9,368.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Cash Flows
Three months ended March 31, 2018

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Operating activities
Net cash provided by (used for) operating activities	$83.4	$111.3	$109.1	$(129.7)	$(341.7)	$(167.6)
Investing activities
Capital expenditures	—	—	—	(16.8)	—	(16.8)
Proceeds from sale of property and equipment	—	—	—	2.3	—	2.3
Payments due to sale of businesses, net	—	—	—	(13.8)	—	(13.8)
Acquisitions, net of cash acquired	—	—	—	(2.9)	—	(2.9)
Net intercompany loan activity	—	(1.9)	(262.6)	103.1	161.4	—
Net cash provided by (used for) investing activities	—	(1.9)	(262.6)	71.9	161.4	(31.2)
Financing activities
Net receipts of short-term borrowings	—	—	—	0.2	—	0.2
Net repayments of commercial paper and revolving long-term debt	—	—	223.8	193.7	—	417.5
Proceeds from long-term debt	—	—	—	800.0	—	800.0
Debt issuance costs	—	—	—	(7.5)	—	(7.5)
Net change in advances to subsidiaries	129.2	(109.4)	(91.4)	(108.7)	180.3	—
Shares issued to employees, net of shares withheld	0.9	—	—	—	—	0.9
Repurchases of ordinary shares	(150.0)	—	—	—	—	(150.0)
Dividends paid	(63.3)	—	—	—	—	(63.3)
Net cash provided by (used for) financing activities	(83.2)	(109.4)	132.4	877.7	180.3	997.8
Effect of exchange rate changes on cash and cash equivalents	—	—	21.1	(25.9)	—	(4.8)
Change in cash and cash equivalents	0.2	—	—	794.0	—	794.2
Cash and cash equivalents, beginning of period	—	—	—	113.3	—	113.3
Cash and cash equivalents, end of period	$0.2	$—	$—	$907.3	$—	$907.5

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three months ended March 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$—	$—	$—	$1,183.5	$—	$1,183.5
Cost of goods sold	—	—	—	761.2	—	761.2
Gross profit	—	—	—	422.3	—	422.3
Selling, general and administrative	(11.0)	0.1	0.4	262.2	—	251.7
Research and development	—	—	—	30.0	—	30.0
Operating income (loss)	11.0	(0.1)	(0.4)	130.1	—	140.6
Loss (earnings) from continuing operations of investment in subsidiaries	(69.7)	(69.7)	(98.5)	—	237.9	—
Other (income) expense:
Net interest expense (income)	—	(0.1)	28.4	6.7	—	35.0
Other expense	—	—	—	2.0		2.0
Income (loss) from continuing operations before income taxes	80.7	69.7	69.7	121.4	(237.9)	103.6
Provision for income taxes	—	—	—	22.9	—	22.9
Net income (loss) from continuing operations	80.7	69.7	69.7	98.5	(237.9)	80.7
Income from discontinued operations, net of tax	—	—	—	7.1	—	7.1
Earnings (loss) from discontinued operations of investment in subsidiaries	7.1	7.1	7.1	—	(21.3)	—
Net income (loss)	$87.8	$76.8	$76.8	$105.6	$(259.2)	$87.8
Comprehensive income (loss), net of tax
Net income (loss)	$87.8	$76.8	$76.8	$105.6	$(259.2)	$87.8
Changes in cumulative translation adjustment	75.7	75.7	75.7	75.7	(227.1)	75.7
Changes in market value of derivative financial instruments, net of tax	1.6	1.6	1.6	1.6	(4.8)	1.6
Comprehensive income (loss)	$165.1	$154.1	$154.1	$182.9	$(491.1)	$165.1

Pentair plc and Subsidiaries
Notes to condensed consolidated financial statements (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2017

In millions	Parent Company Guarantor	Subsidiary Guarantor	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated Total
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$113.3	$—	$113.3
Accounts and notes receivable, net	—	—	—	831.6	—	831.6
Inventories	—	—	—	581.0	—	581.0
Other current assets	10.8	1.8	1.5	239.3	(30.5)	222.9
Total current assets	10.8	1.8	1.5	1,765.2	(30.5)	1,748.8
Property, plant and equipment, net	—	—	—	545.5	—	545.5
Other assets
Investments in subsidiaries	5,205.1	5,109.6	7,156.1	—	(17,470.8)	—
Goodwill	—	—	—	4,351.1	—	4,351.1
Intangibles, net	—	—	—	1,558.4	—	1,558.4
Long-term intercompany debt	—	94.1	614.0	(708.1)	—	—
Other non-current assets	2.2	—	—	2,317.1	(1,889.4)	429.9
Total other assets	5,207.3	5,203.7	7,770.1	7,518.5	(19,360.2)	6,339.4
Total assets	$5,218.1	$5,205.5	$7,771.6	$9,829.2	$(19,390.7)	$8,633.7
Liabilities and Equity
Current liabilities
Accounts payable	$1.4	$—	$—	$494.3	$—	$495.7
Employee compensation and benefits	0.4	—	—	186.2	—	186.6
Other current liabilities	99.6	0.4	9.4	438.2	(30.5)	517.1
Total current liabilities	101.4	0.4	9.4	1,118.7	(30.5)	1,199.4
Other liabilities
Long-term debt	48.4	—	2,652.8	628.9	(1,889.4)	1,440.7
Pension and other post-retirement compensation and benefits	—	—	—	285.6	—	285.6
Deferred tax liabilities	—	—	—	394.8	—	394.8
Other non-current liabilities	30.5	—	—	244.9	—	275.4
Total liabilities	180.3	0.4	2,662.2	2,672.9	(1,919.9)	3,595.9
Equity	5,037.8	5,205.1	5,109.4	7,156.3	(17,470.8)	5,037.8
Total liabilities and equity	$5,218.1	$5,205.5	$7,771.6	$9,829.2	$(19,390.7)	$8,633.7

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
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to satisfy the necessary conditions to consummate the Separation (as defined below) on a timely basis or at all; the ability to successfully separate the Water and Electrical businesses and realize the anticipated benefits from the Separation; adverse effects on the Water and Electrical business operations or financial results and the market price of our shares as a result of the announcement or consummation of the Separation; unanticipated transaction expenses, such as litigation or legal settlement expenses; changes in tax laws; the impact of the Separation on our employees, customers and suppliers; overall global economic and business conditions impacting the Water and Electrical businesses; future opportunities that our board may determine present greater potential to increase shareholder value; the ability of the Water and Electrical businesses to operate independently following the Separation; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q. All forward-looking statements speak only as of the date of this report. Pentair assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" "our" or "Pentair" refer to Pentair plc and its consolidated subsidiaries. We are a focused diversified industrial manufacturing company comprising two reporting segments: Water and Electrical. For the first three months of 2018, the Water segment and the Electrical segment represented approximately 58% and 42% of total revenues, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

On April 28, 2017, we completed the sale of our Valves & Controls business to Emerson Electric Co. for $3.15 billion. The sale resulted in a gain of $181.1 million, net of tax. The results of the Valves & Controls business have been presented as discontinued operations for all periods presented. The Valves & Controls business was previously disclosed as a stand-alone reporting segment.
On April 3, 2018, our Board of Directors formally approved the plan to separate our Water business and Electrical business into two independent, publicly-traded companies (the "Separation") and certain details related to the Separation, including the record date, distribution date and distribution ratio. The Separation will occur by means of a distribution of the Company’s Electrical business, to be effected by the transfer of the Electrical business from the Company to nVent Electric plc (“nVent”) and the issuance of ordinary shares of nVent directly to holders of Company ordinary shares on a pro rata basis (the “Distribution”). The Distribution is expected to occur at 4:59 p.m., Eastern Time, on April 30, 2018.
Each Company shareholder will receive one ordinary share of nVent for every one ordinary share of Pentair held as of the close of business on April 17, 2018, the record date for the Distribution. nVent ordinary shares are expected to begin trading on the

New York Stock Exchange on May 1, 2018, under the symbol "NVT." "When-issued" trading for nVent ordinary shares began on April 16, 2018 and will continue through April 30, 2018. Beginning on April 16, 2018 and continuing through April 30, 2018, there are two markets in Pentair ordinary shares: Pentair shares that trade in the "regular way" market trade with an entitlement to nVent ordinary shares to be distributed pursuant to the Distribution and Pentair shares that trade in the "ex-distribution" market trade without an entitlement to nVent ordinary shares.
Upon completion of the Separation, Electrical's jurisdiction of organization will be Ireland, but it will manage its affairs so that it will be centrally managed and controlled in the United Kingdom (the "U.K.") and therefore will have its tax residency in the U.K. The disclosures within this Management's Discussion and Analysis of Financial Condition and Results of Operations include the results of operations, financial condition and cash flows of the Electrical business as continuing operations.
Key Trends and Uncertainties Regarding Our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first three months of 2018 and will likely impact our results in the future:

•
During 2017 and the first three months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and began realigning our business in contemplation of the Separation. We expect these actions will contribute to margin growth in 2018.

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the United States. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our sales growth will likely be limited or may decline.

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.

In 2018, our operating objectives include the following:

•	Completing the execution of the Separation to create two industry-leading pure-play companies in Water and Electrical;

•	Driving operating excellence through our Pentair Integrated Management System ("PIMS") initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Achieving differentiated revenue growth through new products and global and market expansion;

•	Optimizing our technological capabilities to increasingly generate innovative new products; and

•	Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	$ change	% / point change
Net sales	$1,269.7	$1,183.5	$86.2	7.3%
Cost of goods sold	807.7	761.2	46.5	6.1%
Gross profit	462.0	422.3	39.7	9.4%
% of net sales	36.4%	35.7%		0.7	pts

Selling, general and administrative	279.6	251.7	27.9	11.1%
% of net sales	22.0%	21.3%		0.7	pts
Research and development	30.1	30.0	0.1	0.3%
% of net sales	2.4%	2.5%		(0.1	) pts

Operating income	152.3	140.6	11.7	8.3%
% of net sales	12.0%	11.9%		0.1	pts

Loss on sale of business	5.3	—	5.3	N.M.
Net interest expense	13.8	35.0	(21.2)	(60.6)%
Other expense	1.4	2.0	(0.6)	(30.0)%

Income from continuing operations before income taxes	131.8	103.6	28.2	27.2%
Provision for income taxes	27.6	22.9	4.7	20.5%
Effective tax rate	20.9%	22.1%		(1.2	) pts
N.M. Not Meaningful

Net sales
The components of the consolidated net sales change from the prior period were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	3.3%
Price	0.6
Core growth	3.9
Acquisition	—
Currency	3.4
Total	7.3%
The 7.3 percentage point increase in net sales in the first quarter of 2018 from 2017 was primarily driven by:

•	increased sales volume in our residential, commercial and industrial businesses; and

•	favorable foreign currency effects for the three months ended March 31, 2018.
The increase was partially offset by:

•	lower project sales volume, particularly in the energy business; and

•	large job adjustments to net sales of $9.7 million in 2017 that did not recur in 2018.
Gross profit
The 0.7 percentage point increase in gross profit as a percentage of sales in the first quarter of 2018 from 2017 was primarily driven by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	large job adjustments negatively impacting gross profit by $14.7 million in the first three months of 2017 that did not recur in the first three months of 2018;

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our PIMS initiatives including lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Selling, general and administrative ("SG&A")
The 0.7 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2018 from 2017 was primarily driven by:

•	costs incurred in anticipation of the Separation of $24.6 million in the first quarter of 2018;

•	increased investment in sales and marketing to drive growth; and

•
the reversal of a $13.3 million indemnification liability in the first quarter of 2017 related to our 2012 transaction with Tyco (now known as Johnson Controls International plc) that did not recur in 2018.

This increase was partially offset by:

•	restructuring costs of $8.3 million in the first quarter of 2018, compared to $20.9 million in the first quarter of 2017; and

•	savings generated from restructuring and other lean initiatives.

Net interest expense
The 60.6 percent decrease in net interest expense in the first quarter of 2018 from 2017 was primarily driven by:

•
the impact of lower debt levels during the first quarter of 2018, compared to the first quarter of 2017. In May 2017, the proceeds from the sale of the Valves & Controls business were utilized to repay all commercial paper and revolving long term debt and for the early extinguishment of $1,659.3 million of aggregate principal amount of certain series of fixed rate outstanding notes.

This decrease was partially offset by:

•	increased overall interest rates in effect on our outstanding variable rate debt during the first quarter of 2018, compared to the first quarter of 2017.
Provision for income taxes
The 1.2 percentage point decrease in the effective tax rate in the first quarter of 2018 from 2017 was primarily driven by:

•	the mix of global earnings, including the impact of U.S. Tax Reform; and

•	the tax impact and timing of losses incurred during the first quarter of 2018 compared to 2017.
This decrease was partially offset by:
•the unfavorable impact of discrete items that occurred during the first quarter of 2018 compared to 2017.
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
Water
The net sales and segment income for Water were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	% / point change
Net sales	$732.3	$682.9	7.2%
Segment income	132.7	116.1	14.3%
% of net sales	18.1%	17.0%	1.1	pts
Net sales
The components of the change in Water net sales from the prior period were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	3.5%
Price	0.7
Core growth	4.2
Acquisition	(0.1)
Currency	3.1
Total	7.2%
The 7.2 percent increase in net sales for Water in the first quarter of 2018 from 2017 was primarily driven by:

•	sales growth across all three businesses, primarily as a result of increased volumes in the U.S and Western Europe;

•	favorable foreign currency effects; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	sales declines in the Middle East.
Segment income
The components of the change in Water segment income from the prior period were as follows:

	Three months ended March 31, 2018
	over the prior year period
Growth	1.8	pts
Inflation	(2.2)
Productivity/Price	1.5
Total	1.1	pts

The 1.1 percentage point increase in segment income for Water as a percentage of net sales in the first quarter of 2018 from 2017 was primarily driven by:

•	sales growth across all three businesses, primarily as a result of increased volumes in the U.S and Western Europe

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
This increase was partially offset by:

•	continued growth investments in research & development and sales & marketing; and

•	inflationary increases related to labor costs and certain raw materials.
Electrical
The net sales and segment income for Electrical were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	% / point change
Net sales	$538.9	$502.2	7.3%
Segment income	106.3	104.3	1.9%
% of net sales	19.7%	20.8%	(1.1	) pts
Net sales
The components of the change in Electrical net sales from the prior period were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	2.5%
Price	0.6
Core growth	3.1
Currency	4.2
Total	7.3%
The 7.3 percent increase in net sales for Electrical in the first quarter of 2018 from 2017 was primarily driven by:

•	favorable foreign currency effects;

•	increased sales volume in our industrial and residential and commercial businesses; and

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	continued slowdown in capital spending, particularly in the energy and infrastructure businesses, driving sales declines.
Segment income
The components of the change in Electrical segment income from the prior period were as follows:

	Three months ended March 31, 2018
	over the prior year period
Growth	2.3	pts
Inflation	(2.6)
Productivity/Price	(0.8)
Total	(1.1	) pts

The 1.1 percentage point decrease in segment income for Electrical as a percentage of net sales in the first quarter of 2018 from 2017 was primarily driven by:

•	inflationary increases related to labor costs and certain raw materials;

•
higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods; and

•	lower sales volume in our energy business.
This decrease was partially offset by:

•	higher sales volume in our industrial and residential and commercial businesses, which resulted in increased leverage on operating expenses;

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales; and

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives.
LIQUIDITY AND CAPITAL RESOURCES
We generally fund cash requirements for working capital, capital expenditures, equity investments, acquisitions, debt repayments, dividend payments and share repurchases from cash generated from operations, availability under existing committed revolving credit facilities and in certain instances, public and private debt and equity offerings. Our primary revolving credit facilities have generally been adequate for these purposes, although we have negotiated additional credit facilities or completed debt and equity offerings as needed to allow us to complete acquisitions. We intended to issue commercial paper to fund our financing needs on a short-term basis and use our revolving credit facility as back-up liquidity to support commercial paper.
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

Operating activities
Cash used for operating activities of continuing operations was $166.9 million in the first three months of 2018, compared to $88.7 million in the same period of 2017.
The $166.9 million in net cash used for operating activities of continuing operations in the first three months of 2018 primarily reflects an increase in net working capital. Operating cash flows in the first three months of 2018 were negatively impacted by
$317.2 million due to the increase in net working capital, primarily the result of an increase in accounts receivable in anticipation of our peak sales season in the second and third quarters. The increase in net working capital was offset by $150.4 million of net income from continuing operations, net of non-cash depreciation and amortization.

The $88.7 million in net cash used for operating activities of continuing operations in the first three months of 2017 primarily reflects an increase in net working capital of $221.2 million, offset by $126.1 million of net income from continuing operations, net of non-cash depreciation and amortization.
Investing activities
Cash used for investing activities of continuing operations was $31.2 million in the first three months of 2018, compared to $80.3 million of cash used for investing activities in the same period of 2017. Net cash used for investing activities of continuing operations in the first three months of 2018 primarily reflects capital expenditures of $16.8 million, cash paid for the settlement of a working capital adjustment related to the sale of the Valves & Controls business and cash paid for acquisitions of $2.9 million. Net cash used for investing activities of continuing operations in the first three months of 2017 relates primarily relates to capital expenditures of $23.6 million and acquisitions, net of cash acquired, of $56.7 million.
Financing activities
Net cash provided by financing activities was $997.8 million in the first three months of 2018, compared with $169.0 million in the prior year period. As described further below, nVent Finance S.à r.l. (“nVent Finance”), a subsidiary of Pentair that will become a subsidiary of nVent at the time of the completion of the Separation, issued $800.0 million aggregate principal amount of senior notes in March 2018 in anticipation of the Separation. This senior note issuance was offset by the repurchase of $150.0 million of shares and the payment of dividends during the first three months of 2018. Net cash provided by financing activities in the first three months 2017 primarily relates to net receipts of commercial paper and revolving long-term debt, partially offset by payment of dividends.

Separation related debt
In March 2018, in anticipation of the Separation, nVent Finance issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "nVent Notes").
The nVent Notes are fully and unconditionally guaranteed by nVent. In addition, the nVent Notes initially are fully and unconditionally guaranteed by Pentair and Pentair Investments Switzerland GmbH ("PISG"). Upon completion of the Separation, the guarantees of Pentair and PISG will be automatically and unconditionally terminated and released.
Additionally in March 2018, in anticipation of the Separation, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "nVent Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "nVent Revolving Credit Facility" and, together with the nVent Term Loan Facility, the "nVent Senior Credit Facilities"). After the completion of the Separation, nVent Finance will have the option to request to increase the nVent Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of March 31, 2018, there were no outstanding borrowings under the nVent Term Loan Facility or the nVent Revolving Credit Facility. We expect that nVent Finance will have $200.0 million of borrowings outstanding under the nVent Term Loan Facility and no borrowings under the nVent Revolving Credit Facility at the time of the Separation.
In connection with the Separation, nVent Finance will transfer to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, including cash from the net proceeds from the borrowings under the nVent Term Loan Facility and the issuance of the nVent Notes, as consideration for the contribution of the assets of the Electrical business to nVent Finance by Pentair. Pentair expects to use the proceeds of such cash transfer to repay certain outstanding debt of Pentair.

Other debt matters
Pentair, PISG, Pentair Finance S.à r.l. ("PFSA") and Pentair, Inc. are parties to an amended and restated credit agreement (the "Credit Facility"), with Pentair and PISG as guarantors and PFSA and Pentair, Inc. as borrowers. The Credit Facility had a maximum aggregate availability of $2,500.0 million and a maturity date of October 3, 2019. Borrowings under the Credit Facility generally bear interest at a variable rate equal to the London Interbank Offered Rate ("LIBOR") plus a specified margin based upon PFSA's credit ratings. PFSA must pay a facility fee ranging from 9.0 to 25.0 basis points per annum (based upon PFSA's credit ratings) on the amount of each lender's commitment and letter of credit fee for each letter of credit issued and outstanding under the Credit Facility.
PFSA is authorized to sell short-term commercial paper notes to the extent availability exists under the Credit Facility. PFSA uses the Credit Facility as back-up liquidity to support 100% of commercial paper outstanding. PFSA had $257.8 million of commercial paper outstanding as of March 31, 2018 and $34.0 million as of December 31, 2017, all of which was classified as long-term debt as we have the intent and the ability to refinance such obligations on a long-term basis under the Credit Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Credit Facility (as updated for the Amendments), including that we may not permit (i) the ratio of our consolidated debt plus synthetic lease obligations to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization, non-cash share-based compensation expense, and up to a lifetime maximum $25.0 million of costs, fees and expenses incurred in connection with certain acquisitions, investments, dispositions and the issuance, repayment or refinancing of debt, ("EBITDA") for the four consecutive fiscal quarters then ended (the "Leverage Ratio") to exceed 3.50 to 1.00 as of the last day of any period of four consecutive fiscal quarters and (ii) the ratio of our EBITDA for the four consecutive fiscal quarters then ended to our consolidated interest expense, including consolidated yield or discount accrued as to outstanding securitization obligations (if any), for the same period to be less than 3.00 to 1.00 as of the end of each fiscal quarter. For purposes of the Leverage Ratio, the Credit Facility provides for the calculation of EBITDA giving pro forma effect to certain acquisitions, divestitures and liquidations during the period to which such calculation relates. As of March 31, 2018, we were in compliance with all financial covenants in our debt agreements.
Total availability under the Credit Facility was $2,220.1 million as of March 31, 2018, which was limited to $183.4 million by the maximum Leverage Ratio in the Credit Facility's credit agreement.
In addition to the Credit Facility, we have various other credit facilities with an aggregate availability of $31.2 million, of which there were $0.2 million outstanding borrowings at March 31, 2018. Borrowings under these credit facilities bear interest at variable rates.
As of March 31, 2018, we have $59.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our committed and uncommitted credit facilities.
Share repurchases
In December 2014, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. The authorization expires on December 31, 2019. During the three months ended March 31, 2018, we repurchased 2.2 million of our shares for $150.0 million pursuant to this authorization. As of March 31, 2018, we had $450.0 million remaining available for share repurchases under this authorization.
Dividends
On February 27, 2018, the Board of Directors declared a quarterly cash dividend of $0.35 payable on April 27, 2018 to shareholders of record at the close of business on April 13, 2018. Additionally, on December 5, 2017, the Board of Directors declared a quarterly cash dividend of $0.35 that was paid on February 9, 2018 to shareholders of record at the close of business on January 26, 2018 and approved a plan to increase the 2018 annual cash dividend to $1.40, which is intended to be paid in four quarterly installments. The 2018 increase will mark the 42nd consecutive year we have increased dividends. As a result, the balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $62.4 million and $63.1 million at March 31, 2018 and December 31, 2017, respectively.
We paid dividends in the first three months of 2018 of $63.3 million, or $0.350 per ordinary share, compared with $62.8 million, or $0.345 per ordinary share, in the prior year period.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of Pentair plc's "distributable reserves" on its statutory balance sheet. Pentair plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $9.0 billion as of December 31, 2017.
Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in Item 7 of our 2017 Annual Report on Form 10-K.

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$0.2	$1,600.6	$74.0	$103.8	$88.3	$300.0	$519.3	$2,686.2
Interest obligations on fixed-rate debt	$52.3	$74.4	$67.0	$46.0	$40.8	$38.2	$116.4	$435.1
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net cash provided by (used for) operating activities of continuing operations	$(166.9)	$(88.7)
Capital expenditures of continuing operations	(16.8)	(23.6)
Proceeds from sale of property and equipment of continuing operations	2.3	—
Free cash flow from continuing operations	$(181.4)	$(112.3)
Net cash provided by (used for) operating activities of discontinued operations	(0.7)	(17.3)
Capital expenditures of discontinued operations	—	(3.9)
Proceeds from sale of property and equipment of discontinued operations	—	0.2
Free cash flow	$(182.1)	$(133.3)
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2017 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements. Significant changes to our critical accounting estimates as a result of adopting ASC 606 are discussed below:

Revenues
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span multiple years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified.

There have been no other material changes to our critical accounting policies and estimates from those disclosed in our 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2018. For additional information, refer to Item 7A of our 2017 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2018, there were approximately 600 claims outstanding against our subsidiaries. This amount is not adjusted for claims that are not actively being prosecuted, identified incorrect defendants, or duplicated other actions, which would ultimately reflect our current estimate of the number of viable claims made against us, our affiliates, or entities for which we assumed responsibility in connection with acquisitions or divestitures. In addition, the amount does not include certain claims pending against third parties for which we have been provided an indemnification.
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
Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of March 31, 2018, our recorded reserves for environmental matters were not material. We do not anticipate our remaining environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in ITEM 1A. of our 2017 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2018:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 27	35,750	$71.37	—	$600,000,119
January 28 - February 24	2,173,998	$69.04	2,172,132	$450,000,172
February 25 - March 31	32,488	$67.20	—	$450,000,172
Total	2,242,236		2,172,132

(a)
The purchases in this column include 35,750 shares for the period January 1 - January 27, 1,866 shares for the period January 28 - February 24 and 32,488 shares for the period February 25 - March 31 deemed surrendered to us by participants in our 2012 Stock and Incentive Plan (the "2012 Plan") and earlier stock incentive plans that are now outstanding under the 2012 Plan (collectively "the Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options and vesting of restricted and performance shares.

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

(d)
In December 2014, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $1.0 billion. This authorization expires on December 31, 2019. We have $450.0 million remaining availability for repurchases under the 2014 authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2018

4.1
Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on March 26, 2018 (File No. 001-11625)).

4.2
First Supplemental Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (Incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of Pentair plc filed with the Commission on March 26, 2018 (File No. 001-11625)).

4.3
Second Supplemental Indenture, dated as of March  26, 2018, among nVent Finance S.à r.l., nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (Incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of Pentair plc filed with the Commission on March 26, 2018 (File No. 001-11625)).

4.4
Credit Agreement, dated March 23, 2018, among nVent Electric plc, nVent Finance S.à r.l., Pentair Technical Products Holdings, Inc. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.4 in the Current Report on Form 8-K of Pentair plc filed with the Commission on March 26, 2018 (File No. 001-11625)).

10.1
Retirement Agreement, dated as of March 14, 2018, between Pentair plc and Randall J. Hogan (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of Pentair plc filed with the Commission on March 15, 2018 (File No. 001-11625)).

10.2	Form of Executive Officer Key Talent Award Agreement.

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement for grants made on or after February 26, 2018.

10.4	Form of Executive Officer Stock Option Award Agreement for grants made on or after February 26, 2018.

10.5	Form of Executive Officer Performance Stock Unit Award Agreement for grants made on or after February 26, 2018.

10.6	Confidential Transition Agreement, dated as of March 15, 2018, between Angela D. Jilek and Pentair Management Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Pentair plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2018, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2018.

Pentair plc
Registrant

By	/s/ John L. Stauch
John L. Stauch
Executive Vice President and Chief Financial Officer

By	/s/ Mark C. Borin
Mark C. Borin
Senior Vice President, Chief Accounting Officer and Treasurer